Form 10-K405
period 1997-12-31
AFFILIATED MANAGERS GROUP INC
filed 1998-03-31
CIK 1004434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO

                        Commission File Number 001-13459
                            ------------------------

                        AFFILIATED MANAGERS GROUP, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                           04-3218510
  (State or other jurisdiction or      (IRS Employer Identification
  incorporation or organization)                 Number)

             TWO INTERNATIONAL PLACE, BOSTON, MASSACHUSETTS, 02110

                    (Address of principal executive offices)

                                 (617) 747-3300

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
        Common Stock ($.01 par value)                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing price of $37.125 on March 13, 1998 on the New York Stock Exchange was $314,705,766. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the Registrant's Common Stock (including the Registrant's Common Stock, $.01 par value per share and the Registrant's Class B Non-Voting Common Stock, $.01 par value per share, as if they were a single class) are affiliates. Number of shares of the Registrant's Common Stock outstanding at March 13, 1998:
17,703,617 including 2,636,800 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III of this report on Form 10-K is incorporated by reference to certain portions of the Proxy Statement of the Registrant to be filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1998. Such Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

PART I.................................................................................          3
  ITEM 1. BUSINESS.....................................................................          3
  ITEM 2. PROPERTIES...................................................................         16
  ITEM 3. LEGAL PROCEEDINGS............................................................         16
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................         16
PART II................................................................................         17
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........         17
  ITEM 6. SELECTED HISTORICAL FINANCIAL DATA...........................................         19
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATION....................................................................         20
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................         32
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE...................................................................         51
PART III...............................................................................         51

       INCORPORATED BY REFERENCE FROM THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS CURRENTLY SCHEDULED TO BE HELD ON MAY 20, 1998, TO BE FILED PURSUANT TO REGULATION 14A

PART IV................................................................................         52
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K..............         52

                                     PART I

ITEM 1. BUSINESS

    OVERVIEW

    Affiliated Managers Group, Inc. ("AMG" or the "Company") is an asset management holding company which acquires majority interests in mid-sized investment management firms. The Company's strategy is to generate growth through investments in new affiliates, as well as through the internal growth of existing affiliated firms. With the completion of its investment in Essex Investment Management Company, LLC ("Essex"), the Company's most recent investment, AMG has grown since its founding in December 1993, to eleven investment management firms (the "Affiliates") with approximately $50 billion in assets under management.

    AMG has developed an innovative transaction structure (the "AMG Structure"), which it believes addresses the succession planning needs of growing mid-sized investment management firms. The Company believes that the AMG Structure appeals to target firms for both financial and operational reasons:

    - The AMG Structure allows owners of mid-sized investment management firms to sell a portion of their interest, while ongoing management retains a significant ownership interest with the opportunity to realize value for that interest in the future.

    - The AMG Structure provides management owners of each Affiliate with autonomy over the day-to-day operations of their firm, and includes a revenue sharing arrangement which provides that a specified percentage of revenues are retained to pay operating expenses at the discretion of the Affiliate's management.

    The Company believes that the AMG Structure distinguishes AMG from most other acquirers of investment management firms which generally seek to own 100% of their target firms and, in many cases, seek to participate in the day-to-day management of such firms. AMG believes that the opportunity for managers of each Affiliate to realize the value of their retained equity interest makes the AMG Structure particularly appealing to managers of firms who anticipate strong future growth and provides those managers with an ongoing incentive to continue to grow their firm.

    AMG's Affiliates manage assets across a diverse range of investment styles, asset classes and client types, with significant participation in fast-growing segments such as equities, global investments and mutual funds. On a pro forma basis(1), for the year ended December 31, 1997, investments in equity securities represented 84% of EBITDA Contribution(2), while global investments represented 38% of EBITDA Contribution. For the same period, mutual fund assets represented 31% of EBITDA Contribution on a pro forma basis. Other asset classes, including fixed income, represented 16% of EBITDA Contribution; domestic investments represented 62% of EBITDA Contribution; and institutional, high net worth and other client types represented 69% of EBITDA Contribution for the same period and on the same basis.

------------------------

(1) Throughout this document, the use of the term "pro forma" assumes that the Company's investment in each Affiliate (other than Essex, in which the Company invested on March 20, 1998) occurred on January 1, 1997.

(2) EBITDA Contribution represents the portion of an Affiliate's revenues that is allocated to the Company, after amounts retained by the Affiliate for compensation and day-to-day operating and overhead expenses, but before the interest, tax, depreciation and amortization expenses of the Affiliate. EBITDA Contribution does not include holding company expenses. The Company believes that EBITDA Contribution may be useful to investors as an indicator of each Affiliate's contribution to the Company's ability to service debt, to make new investments and to meet working capital requirements. EBITDA Contribution is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA Contribution and EBITDA, as calculated by the Company, may not be consistent with comparable computations by other companies.

THE INDUSTRY

    ASSETS UNDER MANAGEMENT

    The investment management sector is one of the fastest growing sectors in the financial services industry. According to U.S. Federal Reserve "Flow of Funds Account" data, from 1992-1997, mutual fund assets under management (excluding money market funds) grew at a compound annual growth rate of approximately 21.9%, while the aggregate assets managed on behalf of pension funds increased at a compound annual growth rate of approximately 12.1%. These assets, which totaled over $9.5 trillion in 1997, represent only a portion of the funds available for investment management. In addition, substantial assets are managed on behalf of individuals in separate accounts, for foundations and endowments, as a portion of certain insurance contracts such as variable annuity plans and on behalf of corporations and other financial intermediaries. The Company believes that demographic trends and the ongoing disintermediation of bank deposits and life insurance reserves will result in continued growth of the investment management industry.

    INVESTMENT ADVISERS

    The growth in industry assets under management has resulted in a significant increase in the number of investment management firms within AMG's principal targeted size range of $500 million to $10 billion of assets under management. Within this size range, the Company has identified over 1,000 investment management firms in the United States, and over 200 additional investment management firms in Canada, the United Kingdom and in other European and Asian countries. AMG believes that, in the coming years, a substantial number of investment opportunities will arise as founders of such firms approach retirement age and begin to plan for succession. The Company also anticipates that there will be significant additional investment opportunities among firms which are currently wholly-owned by larger entities. AMG believes that it is well positioned to take advantage of these investment opportunities because it has a management team with substantial industry experience and expertise in structuring and negotiating transactions, as well as a highly organized process for identifying and contacting investment prospects.

HOLDING COMPANY OPERATIONS

    AMG's management performs two primary functions: (i) implementing the Company's strategy of growth through acquisitions of interests in prospective affiliates; and (ii) supporting, enhancing, and monitoring the activities of the existing Affiliates.

    ACQUISITION OF INTERESTS IN PROSPECTIVE AFFILIATES

    The acquisition of interests in new affiliates is a primary element of AMG's growth strategy. AMG's management is responsible for each step in the new investment process, including identification and contact of potential affiliates, and the valuation, structuring and negotiation of transactions. In general, the Company seeks to initiate its contacts with potential affiliates on an exclusive basis and does not actively seek to participate in competitive auction processes or employ investment bankers or finders. The Company and the AMG Structure have been competitive, however, in processes where investment bankers are employed. Of the Company's eleven Affiliates, four were represented by investment bankers while the remaining seven were transactions initiated by AMG's management.

    AMG's management identifies and develops relationships with promising potential affiliates based on a thorough understanding of its principal target universe, mid-sized investment management firms. Using its proprietary database--comprised of data from third party vendors, public and industry sources, and AMG research--AMG screens and prioritizes prospects within its target universe. AMG also utilizes the database to monitor the level and frequency of interaction with potential affiliates. AMG's database and contact management system enhances the Company's ability to identify promising potential affiliates and to develop and maintain relationships with these firms.

    AMG's management seeks to increase awareness of AMG's approach to investing by sending periodic mailings to up to 5,000 individuals involved in the industry and by participating in conferences and seminars related to succession planning for investment management firms. Such activities lead to a number of unsolicited calls to AMG by firms which are considering succession planning issues. In addition, AMG's management maintains an active calling program in order to develop relationships with prospective affiliates. The Company believes that it has established ongoing relationships with a substantial number of firms which will be considering succession planning alternatives in the future.

    Once discussions with a target firm lead to transaction negotiations, AMG's management team performs all of the functions related to the valuation, structuring, and negotiation of the transaction. The Company's management team includes professionals with substantial experience in mergers and acquisitions of investment management firms.

    Upon the negotiation and execution of definitive agreements, the firm contacts its clients to notify them and seek their consent to the transaction (which constitutes an assignment of the firm's investment advisory contracts) as required by the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and, with respect to mutual fund clients, seeks new contracts (as required by the Investment Company Act of 1940, as amended (the "1940 Act")) through a proxy process.

    During 1997 the Company invested in three affiliates: Gofen and Glossberg, L.L.C., GeoCapital, LLC and Tweedy, Browne Company LLC. In addition, in March, 1998 the Company completed its investment in Essex.

    GOFEN AND GLOSSBERG

    Gofen and Glossberg, L.L.C. is an investment counseling firm which, as of December 31, 1997, had $3.86 billion in assets under management. With its predecessor having been founded in 1932, the firm has a long history of managing assets for prominent individuals, families, retirement plans, foundations and endowments. Based in Chicago, the firm is led by its President, William H. Gofen, and its Executive Vice President, Joseph B. Glossberg.

    GEOCAPITAL

    GeoCapital, LLC invests in domestic small-capitalization growth and special situation equities on behalf of corporations, retirement programs, foundations, high net worth individuals and private partnerships. As of December 31, 1997, GeoCapital, LLC had $2.39 billion in assets under management. With principal offices in New York, the firm is led by its Chairman and Chief Investment Officer, Irwin Lieber, and its President, Barry K. Fingerhut.

    TWEEDY, BROWNE

    Tweedy, Browne Company LLC is recognized as a leading practitioner of the value-oriented investment approach first advocated by Benjamin Graham. Tweedy, Browne Company LLC manages domestic, international and global equity portfolios for institutions, individuals, partnerships, and mutual funds and, as of December 31, 1997, had $5.34 billion in assets under management. The firm, which is the successor to Tweedy & Co., a brokerage firm founded in 1920, is led by Christopher H. Browne, William H. Browne and John D. Spears. Based in New York, the firm also maintains a research office in London.

    RECENT INVESTMENT: ESSEX

    On March 20, 1998, the Company completed its investment (the "Essex Investment") in Essex Investment Management Company, LLC. Essex is a Boston-based manager which specializes in investing in growth equities, using a fundamental research driven approach. As of December 31, 1997, Essex

Investment Management Company, Inc. (Essex's predecessor) had $4.3 billion in assets under management. Essex is led by its Chairman Joseph C. McNay, its President Stephen D. Cutler and its Executive Vice President Stephen R. Clark. In the Essex Investment, AMG paid $69.6 million in cash and the assumption of debt and 1,750,942 shares of its Class C Convertible Non-Voting Stock, $.01 par value per share (the "Class C Stock"), for an indirect 68.0% interest in the Owner's Allocation (as defined below) of Essex. The Class C Stock is non-voting stock and carries no preferences with respect to dividends or liquidation; however, each share of Class C Stock converts into one share of Common Stock upon the earlier of March 20, 1999 or certain extraordinary events.

    AFFILIATE SUPPORT

    In addition to its new investment efforts, AMG seeks to support and enhance the growth and operations of its Affiliates. AMG believes that the management of each Affiliate is in the best position to assess its firm's needs and opportunities, and that the autonomy and culture of each Affiliate should be preserved. However, when requested by Affiliate management, AMG provides strategic, marketing, and operational assistance. The Company believes that these support services are attractive to the Affiliates because such services otherwise may not be as accessible or as affordable to mid-sized investment management firms.

    In addition to the diverse industry experience and knowledge of AMG's senior management, AMG maintains relationships with numerous consultants whose specific expertise enhances AMG's ability to offer a wide range of assistance. Specific Affiliate support initiatives have included: new product development, marketing material development, institutional sales assistance, recruiting, compensation evaluation, regulatory compliance audits, and client satisfaction surveys. The Company also endeavors to negotiate discounted pricing on products and services useful to the operations of the Affiliates. For example, AMG has arranged discounts on services such as sales training seminars, public relations services, insurance, and retirement benefits.

AMG STRUCTURE AND RELATIONSHIP WITH AFFILIATES

    As part of AMG's investment structure, each of the Affiliates is organized as a separate and largely autonomous limited liability company or partnership. Each Affiliate operates under its own limited liability company agreement or partnership agreement (such Affiliate's "organizational document") which includes provisions regarding the use of the Affiliate's revenues and the management of the Affiliate. The organizational document of each Affiliate also gives management owners the ability to realize the value of their retained equity interests in the future. While the organizational document of each Affiliate is agreed upon at the time of AMG's investment, from time to time amendments are made to such organizational documents to accommodate business needs of the Affiliate or AMG.

    OPERATIONAL AUTONOMY OF AFFILIATES

    The management provisions in each organizational document are jointly developed by AMG and the Affiliate's senior management at the time AMG makes its investment. These provisions, while varying among Affiliates, provide for delegation to the Affiliate's management team of the power and authority to carry on the day-to-day operation and management of the Affiliate, including matters relating to personnel, investment management policies and fee structures, product development, client relationships and employee compensation programs. AMG does, however, retain the authority to prevent certain specified types of actions which AMG believes could adversely affect cash distributions to AMG. For example, none of the Affiliates may incur material indebtedness without the consent of AMG. AMG itself does not manage investments for clients, does not provide any investment management services and is not registered as an investment adviser under federal or state law.

    REVENUE SHARING ARRANGEMENTS

    AMG has a revenue sharing arrangement with each Affiliate which is contained in the organizational document of that Affiliate. Each such arrangement allocates a portion of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses (the "Operating Allocation"). The percentage of revenues included in each Affiliate's Operating Allocation is determined by AMG and the managers of the Affiliate at the time of AMG's investment, based on the Affiliate's historical and projected operating margins. The remaining portion of revenues of the Affiliate (typically 30-50%) is allocated to the owners of that Affiliate (including AMG), generally in proportion to their ownership of the Affiliate. AMG defines the portion of revenues that is allocated to the owners of each Affiliate as the "Owners' Allocation" because it is the portion of both revenues and cash flow which the Affiliate's management is prohibited from spending on operating expenses (under the Affiliate's organizational document) without the prior consent of AMG.

    When AMG makes an investment in an Affiliate, the organizational document of the Affiliate includes allocation provisions that divide the revenues of the firm into the Owners' Allocation and the Operating Allocation. Before agreeing to these allocations, AMG examines the revenue and expense base of the firm and only agrees to a specific division of revenues if AMG believes that the allocation to the Operating Allocation both (i) is sufficient to provide for the payment of all operating expenses of the Affiliate, including salaries and bonuses, and (ii) includes some Excess Operating Allocation (as defined below) to provide a cushion against an increase in expenses or a decrease in revenues which is not accompanied by a corresponding decrease in operating expenses. While AMG and its management have significant experience in the asset management industry, there can be no assurance that AMG will successfully anticipate changes in the revenue and expense base of any firm and, therefore, there can be no assurance that the agreed-upon allocation of revenues to the Operating Allocation will be sufficient to pay for all operating expenses, including salaries and bonuses of the Affiliate.

    One of the purposes of the revenue sharing arrangements is to provide ongoing incentives for the managers of the Affiliates. The revenue sharing arrangements are designed to allow each Affiliate's managers to participate in their firm's growth (through their compensation from the Operating Allocation and their ownership of a portion of the Owners' Allocation) and to make operating expenditures freely within the limits of the Operating Allocation. The portion of the Operating Allocation that is not used to pay salaries and other operating expenses (the "Excess Operating Allocation") is generally available to be used at the discretion of management of the Affiliate, including for the payment of bonuses or distributions to management. The managers of each Affiliate thus have an incentive to both increase revenues (thereby increasing the Operating Allocation) and to control expenses (thereby increasing the Excess Operating Allocation). The ownership by an Affiliate's management of a portion of the Affiliate, which entitles them to a portion of the Owners' Allocation, provides an important additional incentive to managers of each Affiliate to increase revenues.

    The revenue sharing arrangements allow AMG to participate in the growth of revenues of each Affiliate, because as revenues increase, the Owners' Allocation also increases. However, AMG participates in that growth to a lesser extent than the managers of the Affiliate, because AMG does not participate in the growth of the Operating Allocation. In addition, according to the organizational documents of the Affiliates, the allocations and distributions to AMG generally take priority over the allocations and distributions to the management owners of the Affiliates, to further protect AMG if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners, until that portion is eliminated, and then reduce the portion allocated to AMG.

    CAPITALIZATION OF RETAINED INTEREST

    The incentive effect of retained equity ownership is an integral part of the AMG Structure. In order to maximize this incentive effect, the organizational documents of each Affiliate (other than Paradigm Asset Management Company, L.L.C.) include various provisions for the management owners of that Affiliate to periodically realize the equity value they have created, by requiring the Company to purchase portions of their interests in the Affiliate ("Puts"). In addition, the organizational documents of certain of the Affiliates provide AMG with the ability to require the management owners to sell portions of their interests in the Affiliate to AMG ("Calls"). Finally, the organizational documents of each Affiliate include provisions obligating each such owner to sell his or her remaining interests at a point in the future, generally after the termination of his or her employment with the Affiliate. Underlying all of these provisions is AMG's basic philosophy that management owners of each Affiliate should maintain an ownership level in that Affiliate within a range that the Company believes offers them sufficient incentives to grow and improve their business.

    The Puts are designed to let the management owners of an Affiliate realize portions of the equity value they have created prior to their retirement. In addition, as an alternative to simply purchasing all of a management owner's interest in the Affiliate following the termination of his or her employment, the Puts enable AMG to purchase additional interests in the Affiliates at a more gradual rate. The Company believes that a more gradual purchase of interests in Affiliates will make it easier for AMG to keep its ownership of each Affiliate within a desired range, by transferring purchased interests in the Affiliate to more junior members of that Affiliate's management. In most cases, the Puts do not become exercisable for a period of several years from the date of AMG's investment in an Affiliate, and once exercisable, are generally limited in the aggregate to a percentage of a given management owner's ownership interests. The most common formulation among all the Affiliates is that a management owner's Puts (i) do not commence for five years from the date of AMG's investment (or, if later, the date he or she purchased his or her interest in the Affiliate),
(ii) are limited, in the aggregate, to fifty percent of the interests he or she held in the Affiliate, and (iii) are limited, in any twelve-month period, to ten percent of the greatest interest he or she held in the Affiliate. In addition, the organizational documents of the Affiliates generally contain a limitation on the maximum aggregate amount that management owners of any Affiliate may require AMG to purchase pursuant to their Puts in any given twelve-month period. The purchase price for Puts to AMG is paid either in cash, AMG stock, or a combination of cash and AMG stock. If paid in cash, the purchase price for Puts is generally based on a multiple of the Owners' Allocation of the Affiliate at the time the Put is exercised, with the multiple generally having been determined at the time AMG made its initial investment (the "Fair Value Purchase Price"). If paid in stock, the most common formulation is as follows: AMG will exchange a number of shares of Common Stock equal in value to seventy-five percent of the trailing Owners' Allocation purchased in the transaction, multiplied by the multiple of trailing EBITDA at which AMG Common Stock is then trading in the public market.

    The Calls are designed to provide the Company and management members of certain Affiliates with the assurance that a mechanism exists for AMG to facilitate a degree of transition within the senior management team after an agreed-upon period of time. While the Calls vary in each specific instance, in all cases, the timing, mechanism and price are agreed upon when AMG makes its investment, with the price payable in cash or AMG stock and if paid in cash, with the price generally being the Fair Value Purchase Price.

    The organizational documents of each Affiliate provide that the management owners will realize the remaining equity value they have created generally following the termination of their employment with the Affiliate. In general, upon a management owner's retirement after an agreed-upon number of years, or upon his earlier death, permanent incapacity or termination without cause (but with AMG's consent), that management owner (or his estate) is required to sell to AMG (and AMG is required to purchase from the management owner) his or her remaining interests. The purchase price in these cases is paid either in cash, AMG stock or a combination of cash and AMG stock. If paid in cash, the purchase price is generally the

Fair Value Purchase Price, and if paid in stock, the most common formulation is identical to that used in the payment of a purchase price for Puts in shares of AMG stock. In general, if a management owner quits early or is terminated for cause, his or her interests will be purchased by AMG at a reduced multiple which represents a substantial discount to the Fair Value Purchase Price, and, in general, if he or she quits or is terminated for cause within the first several years following AMG's investment (or, if later, the date he or she purchased his or her interest in the Affiliate) he or she generally receives nothing for his or her retained interest.

THE AFFILIATES

    In general, the Affiliates derive revenues by charging fees to their clients that are typically based on the market value of assets under management. In some instances, however, the Affiliates may derive revenues from fees based on investment performance.

    AMG's Affiliates are listed below in alphabetical order and include Essex, in which AMG invested in March 1998. Unless otherwise indicated, AMG holds a majority ownership interest in each such Affiliate.

                                                                                                            PRO FORMA
                                                                                          AMG'S EQUITY    ASSETS UNDER
                                                                                            OWNERSHIP      MANAGEMENT
                                                                                           PERCENTAGE         AS OF
                                                                                              AS OF       DECEMBER 31,
                                                            PRINCIPAL       DATE OF       DECEMBER 31,        1997
                       AFFILIATE                           LOCATION(S)     INVESTMENT        1997(1)      (IN MILLIONS)
--------------------------------------------------------  -------------  --------------  ---------------  -------------
The Burridge Group LLC ("Burridge").....................  Chicago        December 1996           55.0%      $   1,353
Essex Investment Management Company, LLC ("Essex")......  Boston         March 1998              68.0           4,310
First Quadrant, L.P.; First Quadrant Limited              Pasadena, CA;  March 1996              66.1          26,735(2)
  (collectively, "First Quadrant")......................  London
GeoCapital, LLC ("GeoCapital")..........................  New York       September 1997          60.0           2,391
Gofen and Glossberg, L.L.C. ("Gofen and Glossberg").....  Chicago        May 1997                55.0           3,857
J.M. Hartwell Limited Partnership ("Hartwell")..........  New York       May 1994                74.9             334
Paradigm Asset Management Company, L.L.C. ("Paradigm")..  New York       May 1995                30.0           1,925
Renaissance Investment Management ("Renaissance").......  Cincinnati     November 1995           66.7           1,373
Skyline Asset Management, L.P. ("Skyline")..............  Chicago        August 1995             62.5           1,214
Systematic Financial Management, L.P. ("Systematic")....  Teaneck, NJ    May 1995                90.7           1,148
Tweedy, Browne Company LLC ("Tweedy, Browne")...........  New York;      October 1997            71.2           5,343
                                                          London
                                                                                                          -------------
Total...................................................                                                    $  49,983
                                                                                                          -------------
                                                                                                          -------------

------------------------

(1) Except for Essex, in which AMG invested in March 1998.

(2) Includes directly managed assets of $9.2 billion and $17.5 billion of assets indirectly managed using overlay strategies ("overlay strategies") which employ futures, options or other derivative securities to achieve a particular investment objective. These overlay strategies are intended to add incremental value to the underlying portfolios, which may or may not be directly managed by First Quadrant, and generate advisory fees which are generally at the lower end of the range of those generated by First Quadrant's directly managed portfolios.

    The following table provides the pro forma composition of the Company's assets under management and relative EBITDA Contribution of the Affiliates for the year ended December 31, 1997.

    All amounts below are pro forma for the inclusion of the investments in Gofen and Glossberg, GeoCapital and Tweedy, Browne as if such transactions occurred on January 1, 1997 and excludes the Essex Investment. In addition, EBITDA Contribution and other unaudited pro forma financial data reflect the Company's Recent Financing (with interest expense adjusted for the terms of the New Credit Facility) (as such terms are defined in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources"), the sale of Common Stock sold in the Company's initial public offering ("IPO") and the application of the net proceeds therefrom, the conversion of convertible preferred stock into Common Stock, the 50-for-1 split of each share of Common Stock outstanding prior to the IPO, and the issuance of shares of Common Stock to the shareholders of an Affiliate in exchange for an additional ownership interest in that Affiliate, all effected in connection with the initial public offering.

                              UNAUDITED PRO FORMA
               ASSETS UNDER MANAGEMENT AND EBITDA CONTRIBUTION(1)

                                                  YEAR ENDED DECEMBER 31, 1997
                                  -------------------------------------------------------------
                                                     PERCENTAGE                       PERCENTAGE
                                                     OF TOTAL          EBITDA         OF TOTAL
                                                     ---------      CONTRIBUTION      ---------
                                                                   --------------
                                   ASSETS UNDER                    (IN THOUSANDS)
                                    MANAGEMENT
                                  --------------
                                  (IN MILLIONS)
CLIENT TYPE:
Institutional.................        $ 36,401            80%          $ 24,945            47%
Mutual fund...................           3,376             7             16,599            31
High net worth................           5,276            12              8,555            16
Other.........................             620             1              3,322             6
                                       -------           ---       --------------         ---
  Total.......................        $ 45,673           100%          $ 53,421           100%
                                       -------           ---       --------------         ---
                                       -------           ---       --------------         ---
ASSET CLASS:
Equity........................        $ 25,345            56%          $ 44,953            84%
Fixed income..................           2,829             6              2,072             4
Tactical asset allocation.....          17,499            38              6,396            12
                                       -------           ---       --------------         ---
  Total.......................        $ 45,673           100%          $ 53,421           100%
                                       -------           ---       --------------         ---
                                       -------           ---       --------------         ---
GEOGRAPHY:
Domestic investments..........        $ 23,425            51%          $ 33,130            62%
Global investments............          22,248            49             20,291            38
                                       -------           ---       --------------         ---
  Total.......................        $ 45,673           100%          $ 53,421           100%
                                       -------           ---       --------------         ---
                                       -------           ---       --------------         ---
OTHER PRO FORMA FINANCIAL
  DATA:
RECONCILIATION OF EBITDA
  CONTRIBUTION TO EBITDA:
  Total EBITDA Contribution
    (as above)................                                         $ 53,421
  Less holding company
    expenses..................                                           (8,411)
                                                                   --------------
EBITDA (2)....................                                         $ 45,010
                                                                   --------------

EBITDA as adjusted (3)........                                         $ 26,695

OTHER HISTORICAL CASH FLOW
  DATA:
  Cash flow from operating
    activities................                                         $ 16,205
  Cash flow used in investing
    activities................                                         (327,275)
  Cash flow from financing
    activities................                                          327,112
EBITDA (2)....................                                         $ 20,044
EBITDA as adjusted (3)........                                         $ 10,201

------------------------

(1) As defined by Note (2) on page 3.

(2) EBITDA represents earnings before interest, income taxes, depreciation, amortization and extraordinary item. The Company believes EBITDA may be useful to investors as an indicator of the Company's ability to service debt, to make new investments and to meet working capital requirements. EBITDA, as calculated by the Company, may not be consistent with computations of EBITDA by other companies. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

(3) EBITDA as adjusted represents earnings after interest expense and income taxes but before depreciation, amortization and extraordinary item. The Company believes that this measure may be useful to investors as another indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on Common Stock. EBITDA as adjusted, as calculated by the Company, may not be consistent with computations of EBITDA as adjusted by other companies. EBITDA as adjusted is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

COMPETITION

    The Company operates as an asset management holding company organized to invest in mid-sized asset management firms. The Company believes that the market for investments in asset management companies is, and will continue to remain, highly competitive. The Company competes with many purchasers of investment management firms, including other investment management holding companies, insurance companies, broker-dealers, banks and private equity firms. Many of these companies, both privately and publicly held, have longer operating histories and greater resources than the Company, which may make them more attractive to the owners of firms in which AMG is considering an investment and may enable them to offer greater consideration to such owners. The Company is aware of several other holding companies that have been organized to invest in or acquire less than 100% of investment management firms and the Company views these firms as among its competitors. Certain of the Company's principal stockholders also pursue investments in, and acquisitions of, investment management firms, and the Company may, from time to time, encounter competition from such principal stockholders with respect to certain investments. The Company believes that important factors affecting its ability to compete for future investments are (i) the degree to which target firms view the AMG Structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers, (ii) the attractiveness of AMG's Common Stock as a form of consideration in acquisitions, and (iii) the reputation and performance of the existing Affiliates and future affiliates, by which target firms will judge AMG and its future prospects.

    The Affiliates compete with a large number of domestic and foreign investment management firms, including public companies, subsidiaries of commercial banks, and insurance companies. Many of these firms have greater resources and assets under management than any of the Affiliates, and offer a broader array of investment products and services than any of the Affiliates. From time to time, Affiliates may also compete with other Affiliates for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the institutional managed accounts business. AMG believes that the most important factors affecting its Affiliates' ability to compete for clients are (i) the products offered, (ii) the abilities, performance records and reputation of its Affiliates and their management teams,
(iii) the management fees charged, (iv) the level of client service offered, and
(v) the development of new investment strategies and marketing. The importance of these factors can vary depending on the type of investment management service involved. Each Affiliate's ability to retain and increase assets under management would be adversely affected if client managed accounts underperform in comparison to relevant benchmarks, or if key management or employees leave the Affiliate. The ability of each Affiliate to compete with other investment management firms is also dependent, in part, on the relative attractiveness of their respective investment philosophies and methods under then prevailing market conditions.

GOVERNMENT REGULATION

    Virtually all aspects of the Affiliates' businesses are subject to extensive regulation. Each Affiliate (other than First Quadrant Limited) is registered with the Securities and Exchange Commission (the "Commission") as an investment adviser under the Investment Advisers Act. As an investment adviser, each such Affiliate is subject to the provisions of the Investment Advisers Act and the Commission's regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, recordkeeping, operational, and disclosure obligations. Each of the Affiliates (other than First Quadrant Limited) is, as an investment adviser, also subject to regulation under the securities laws and fiduciary laws of certain states. Each of the mutual funds for which Tweedy, Browne and Skyline are advisors is registered with the Commission under the 1940 Act, shares of each such fund are registered with the Commission under the Securities Act of 1933, as amended (the "Securities Act"), and the shares of each such fund are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of such jurisdictions. In addition, each of Renaissance, Systematic and Essex are subadvisors for one or more mutual funds. As an adviser or subadviser to a registered investment company, each such Affiliate is subject to requirements under the 1940 Act and the Commission's regulations promulgated thereunder. The Affiliates are also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and to regulations promulgated thereunder, insofar as they are "fiduciaries" under ERISA with respect to certain of their clients. ERISA and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client of an Affiliate, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Each of First Quadrant, L.P. and Renaissance is also registered with the Commodity Futures Trading Commission as a Commodity Trading Advisor and each is a member of the National Futures Association. Tweedy, Browne is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended and is subject to regulation by the Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies. As a registered broker-dealer, Tweedy, Browne is subject to the Commission's net capital rules. Under certain circumstances, these rules may limit the ability of Tweedy, Browne to make distributions to the Company.

    A number of the Affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. For example, First Quadrant Limited, located in London, is a member of the Investment Management Regulatory Organisation of the United Kingdom, and Tweedy, Browne and other Affiliates are investment advisers to certain funds which are organized under non-U.S. jurisdictions, including Luxembourg (where they are regulated by the Institute Monetaire Luxembourgeois) and Bermuda (where they are regulated by the Bermuda Monetary Authority).

    Under the Investment Advisers Act, every investment advisory contract between a registered investment adviser and its clients must provide that it may not be assigned by the investment adviser without the consent of the client. In addition, under the 1940 Act, each contract with a registered investment company must provide that it terminates upon its assignment. Under both the Investment Advisers Act and the 1940 Act, an investment advisory contract is deemed to have been assigned in the case of a direct "assignment" of the contract as well as in the case of a sale, directly or indirectly, of a "controlling block" of the adviser's voting securities. Such an assignment may be deemed to take place when a firm is acquired by AMG. Prior to AMG's investment, each Affiliate sought to obtain the consent of its clients to the assignment of the advisory contracts which results from the acquisition (and, in the case of mutual fund clients, sought to obtain new advisory contracts on substantially the same terms). Each investment consummated thus far has been, and the Company expects that each future investment will be, conditioned on the obtaining of such consents (and, to the extent applicable, new contracts) from substantially all of the clients of the acquired firm. Because the reduction or dilution of the interests in AMG of certain of AMG's stockholders could be considered to constitute a deemed "assignment" of AMG's Affiliates' contracts with their clients, each of AMG's Affiliates will solicit their clients' consents to such a reduction or dilution.

    The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the Affiliates from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the Affiliate's business activities for specified periods of time, revocation of the Affiliate's registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company and each of its Affiliates.

    The officers, directors and employees of AMG and each of the Affiliates may, from time to time, own securities that are also owned by one or more of the Affiliates' clients. Each Affiliate and AMG has internal policies with respect to individual investments and requires reports of securities transactions and restricts certain transactions so as to minimize possible conflicts of interest.

EMPLOYEES

    As of December 31, 1997, the Company and its Affiliates employed approximately 311 persons, approximately 293 of which are full-time employees. The Company and its Affiliates are not subject to any collective bargaining agreements and the Company believes that its labor relations are good.

CORPORATE LIABILITY AND INSURANCE

    The businesses of the Affiliates entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, the Company faces liability both directly as a control person, and indirectly as a direct or indirect general partner of certain of the Affiliates. To protect its overall operations from such potential liabilities, the Company and each of its Affiliates maintains errors and omissions and general liability insurance in amounts which the Company and its Affiliates' management consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of the Affiliates or the Company in excess of available coverage could have a material adverse effect on the Company.

CAUTIONARY STATEMENTS

    The Company's growth strategy includes acquiring ownership interests in investment management firms. To date, AMG has invested in eleven such firms and intends to continue this investment program in the future, subject to its ability to locate suitable investment management firms in which to invest and its ability to negotiate agreements with such firms on acceptable terms. There can be no assurance that AMG will be successful in locating or investing in such firms or that any of such firms will have favorable operating results.

    The Company's acquisitions of interests in investment management firms require substantial capital investments. Although the Company believes that its existing cash resources and cash flow from operations will be sufficient to meet the Company's working capital needs for normal operations for the foreseeable future, these sources of capital are not expected to be sufficient to fund anticipated investments. Therefore, the Company will need to raise capital through the incurrence of additional long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions in order to complete further investments. This could result in dilution of existing equity positions, increased interest expense or decreased net income. There can be no assurance that acceptable financing for future investments can be obtained on suitable terms, if at all.

    The Company has outstanding indebtedness of $222.3 million under its New Credit Facility (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Liquidity and Capital Resources") as of March 20, 1998, and anticipates that it will incur additional indebtedness in the future in connection with investments in investment management firms and to fund working capital. The Company will be subject to risks normally associated with debt financing. Accordingly, the Company will be subject to the risk that a substantial portion of the Company's cash flow may be required to be dedicated to the payment of the Company's debt service obligations or even that its cash flow will be insufficient to meet required payments of principal and interest. The failure to make any required debt service payments or to comply with any restrictive or financial covenants contained in any debt instrument could give rise to a default permitting acceleration of the debt under such instrument as well as debt under other instruments that contain cross-acceleration or cross-default provisions, which could have an adverse effect on the Company's financial condition and prospects. The New Credit Facility contains, and future debt instruments may contain, restrictive covenants that could limit the Company's ability to obtain additional debt financing and could adversely affect the Company's ability to make future investments in investment management firms. The New Credit Facility prohibits the payment of dividends and other distributions to stockholders of the Company and restricts the Company, the Affiliates and the Company's other subsidiaries from incurring indebtedness, incurring liens, disposing of assets and engaging in extraordinary transactions. The Company is also required to comply with certain financial covenants on an ongoing basis. The Company's ability to borrow under the New Credit Facility is conditioned upon its compliance with the requirements of the New Credit Facility, and any non-compliance with those requirements could give rise to a default entitling the lenders to accelerate all outstanding borrowings under the New Credit Facility. In addition, the New Credit Facility bears interest at variable rates and future indebtedness may also bear interest at variable rates. An increase in interest rates on such indebtedness would increase the Company's interest expense, which could adversely affect the Company's cash flow and ability to meet its debt service obligations. Although the Company has entered into interest rate hedging contracts designed to offset a portion of the Company's exposure to interest rate fluctuations above certain levels, there can be no assurance that this objective will be achieved, and, if prevailing interest rates drop below a given point, the Company may be obligated to pay a higher interest rate under the hedging contracts than would otherwise apply under the actual indebtedness.

    At December 31, 1997, the Company's total assets were approximately $457 million, of which approximately $393 million were intangible assets consisting of acquired client relationships and goodwill. There can be no assurance that the value of such intangible assets will ever be realized by the Company. In addition, the Company intends to invest in additional investment management firms in the future. While these firms may contribute additional revenue to the Company, such investments will also result in the recognition of additional intangible assets which will cause further increases in amortization expense.

    The loss of key management personnel or an inability to attract, retain and motivate sufficient numbers of qualified management personnel on the part of the Company or any of its Affiliates would adversely affect the Company's business. The market for investment managers is extremely competitive and is increasingly characterized by frequent movement by investment managers among different firms. In addition, individual investment managers at the Affiliates often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client's trust in that individual manager. The loss of a key investment manager of certain of the Affiliates could jeopardize the Affiliate's relationships with its clients and lead to the loss of the client accounts at such Affiliate. Losses of such accounts could have a material adverse effect on the results of operations and financial condition of the Affiliate and, in the case of certain of the Affiliates, the Company. Although the Company uses a combination of economic incentives, vesting provisions, and, in some instances, non-solicitation agreements and employment agreements as a means of seeking to retain key management personnel at the Company and each of the Affiliates, there can be no assurance that key management personnel will remain with their respective firms.

    The Company's Affiliates offer a broad range of investment management services and styles to institutional and retail investors. Across all the Affiliates, the Company operates in a number of sectors within the investment management industry, both with respect to products and distribution channels. Consequently, the Company's performance is directly affected by conditions in the financial and securities markets. The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. The financial markets and businesses operating in the securities industry, however, are highly volatile and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond the control of the Company. There can be no assurance that broader market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in performance by the Affiliates and may adversely affect assets under management and/or fees at the Affiliate level, which would reduce cash flow distributable to the Company.

    Substantially all of the Affiliates' revenues are derived from investment management contracts which are typically terminable, without the payment of a penalty, in the case of contracts with mutual fund clients, upon 60 days' notice, and, in the case of institutional contracts, upon 30 days' notice. Because of this, clients of the Affiliates may withdraw funds from accounts under management by the Affiliates generally in their sole discretion. In addition, the Affiliates' contracts generally provide for fees payable for investment management services based on the market value of assets under management, although a portion also provide for the payment of fees based on investment performance. Because most contracts provide for a fee based on market values of securities, fluctuations in securities prices may have an adverse effect on the Company's consolidated results of operations and financial condition. Changes in the investment patterns of clients will also affect the total assets under management. In addition, in the case of contracts which provide for the payment of performance-based fees, the investment performance of the Affiliates will affect the Company's consolidated results of operations and financial condition. Some of the Affiliates' fees are higher than those of other investment managers for similar types of investment services. Each Affiliate's ability to maintain its fee structure in a competitive environment is dependent on the ability of the Affiliate to provide clients with investment returns and service that will cause clients to be willing to pay those fees. There can be no assurance that any given Affiliate will be able to retain its fee structure or, with such fee structure, retain its clients in the future.

    While AMG's agreements with the Affiliates contain provisions pursuant to which each Affiliate has agreed to pay to AMG a specified percentage of such Affiliate's gross revenues, there can be no assurance that distributions will always be made by the Affiliates to AMG or as to the amounts of any distributions. In the organizational documents of each Affiliate, the distributions to AMG represent only a portion of the revenues of the Affiliate, with the remainder being retained by the Affiliate for the payment of expenses or distributed to its management team as bonuses or distributions. In addition, the payment of distributions to AMG may be subject to limitations under the laws of the jurisdiction of organization of each of the Affiliates, regulatory requirements, claims of creditors of each such Affiliate and applicable bankruptcy and insolvency laws.

    In connection with its investments in each of its Affiliates, AMG has agreed to purchase ownership interests retained by the Affiliate's management team in certain amounts, at certain times and at certain prices. Consequently, AMG may be required to pay cash (which may require the incurrence of additional indebtedness) or issue new shares of Common Stock to its Affiliates' managers. As set forth above, such transactions could result in increased interest expense, dilution of existing equity positions and decreased net income. In addition, these transactions will result in the Company's ownership interests in its Affiliates changing from time to time, which may have an adverse affect on the Company's cash flow and liquidity.

    Although AMG retains both the authority to prevent and cause certain types of activities by the Affiliates and has voting and veto rights regarding significant decisions pursuant to its agreements with the Affiliates, the Affiliates are authorized to manage and conduct their own day-to-day operations, including matters relating to employees who are not also owners, investment management policies and fee structures, product development, client relationships, compensation programs and compliance activities. Accordingly, under these agreements, AMG generally does not alter Affiliate day-to-day decisions, policies and strategies. Similarly, an Affiliate's non-compliance with regulatory requirements that AMG might detect if it operated the business of the Affiliates itself may not be detected by AMG as quickly, if at all, which may adversely affect the Company's financial condition and results of operations.

    Certain of the Company's existing Affiliates are organized as partnerships that include the Company as a general partner. Consequently, to the extent any such Affiliate incurs liabilities or expenses which exceed its ability to pay or fulfill such liabilities or expenses, the Company would be liable for their payment.

    In addition, in the context of certain liabilities, the Company could be held liable, as a control person, for acts of Affiliates or their employees. The Company and its Affiliates maintain errors and omissions and general liability insurance in amounts which the Company and its Affiliates' management consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against any of the Affiliates or the Company in excess of available coverage could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

    AMG's executive offices are located at Two International Place, 23rd Floor, Boston, Massachusetts 02110. In Boston, AMG currently occupies 8,047 square feet under a lease that expires in March 2003. Each of the Affiliates also leases office space in the cities in which they conduct business.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company and its Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 4, 1997, the Company submitted the following matters to the stockholders of the Company in connection with the Company's initial public offering of Common Stock: (i) approval of an Amended and Restated Certificate of Incorporation of the Company (the "Amended Certificate") to be effective on the date the Securities and Exchange Commission declared the Company's registration statement for its initial public offering effective, (ii) approval of a further Amended and Restated Certificate of Incorporation of the Company to be effective immediately upon the closing of the Company's initial public offering of its Common Stock, (iii) approval of Amended and Restated By-laws of the Company to be effective upon the effectiveness of the Amended Certificate, and (iv) approval of the Affiliated Managers Group, Inc. 1997 Stock Option and Incentive Plan, which provides for the issuance of up to 1,750,000 shares of Common Stock.

    Each of these matters was approved by the unanimous written consent of the Company's stockholders on November 14, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange (symbol:
AMG). The following table sets forth the high and low closing prices as reported on the New York Stock Exchange composite tape since the Company's initial public offering on November 21, 1997 through December 31, 1997.

1997                                                                                         HIGH        LOW
-----------------------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (from November 21, 1997 through December 31, 1997)........................  $  29.875  $   24.00

    The closing price for the shares on the New York Stock Exchange on March 13, 1998 was $37.125.

    As of December 31, 1997 there were 57 stockholders of record. As of March 13, there were 63 stockholders of record.

    The Company has not declared a dividend with respect to the periods presented. The Company intends to retain earnings to repay debt and to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The New Credit Facility (as defined herein) also prohibits the Company from making dividend payments to its stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

    SALES OF UNREGISTERED SECURITIES DURING 1997

    During 1997, the Company issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act, by reason of Section 4(2) thereof, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

        (1) On January 2, 1997, the Company issued an aggregate of 1,715 shares of Series B-1 Voting Convertible Preferred Stock (convertible into 85,750 shares of Common Stock) with a value of approximately $1.5 million as consideration for shares of capital stock of The Burridge Group Inc. in connection with the Company's investment in Burridge. The shares of Series B-1 Voting Convertible Preferred Stock were converted into Common Stock in connection with the Company's initial public offering in November 1997.

        (2) On September 30, 1997, the Company issued an aggregate of 10,667 shares of Class D Convertible Preferred Stock (convertible into 533,350 shares of Common Stock) with a value of approximately $9.6 million to the stockholders of GeoCapital Corporation in connection with the Company's investment in GeoCapital. The shares of Class D Convertible Preferred Stock were converted into Common Stock in connection with the Company's initial public offering in November 1997.

        (3) On October 9, 1997, the Company issued (i) an aggregate of 5,333 shares of Series C-2 Non-Voting Convertible Preferred Stock and warrants to purchase 28,000 shares of Series C-2 Non-Voting Convertible Preferred Stock (the "Series C-2 Warrants") (convertible into 266,650 and 1,400,000 shares of Common Stock, respectively) to Chase Equity Associates for an aggregate purchase price of $30 million; (ii) senior subordinated notes (the "Subordinated Notes") to Chase Equity Associates for $60 million; and (iii) warrants to purchase Class B Common Stock (the "Class B Warrants") of the Company into an escrow, to be issued to the holders of the Subordinated Notes if such Subordinated

    Notes were not paid on or prior to April 7, 1998. In connection with the Company's initial public offering in November 1997, the shares of Series C-2 Non-Voting Convertible Preferred Stock (including those issued upon conversion of the Series C-2 Warrants) were converted into Common Stock, the Subordinated Notes were repaid and the Class B Warrants were extinguished.

    REPORT OF USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    The Company completed the initial public offering of its Common Stock in November 1997. The initial public offering was made pursuant to (i) a Registration Statement on Form S-1, originally filed with the Commission on August 29, 1997, as amended (Commission File No. 333-34679), and (ii) a Registration Statement on Form S-1, filed with the Commission pursuant to Rule 462(b) under the Securities Act on November 20, 1997 (Commission File No. 333-40699), both of which registration statements became effective on November 20, 1997. The initial public offering commenced on November 21, 1997 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock.

    The shares of Common Stock sold in the initial public offering were offered for sale in the United States by a syndicate of U.S. underwriters represented by Goldman, Sachs & Co., BT Alex. Brown Incorporated, Merrill Lynch, Pierce Fenner & Smith Incorporated and Schroder & Co., Inc., and outside the United States by a syndicate of international underwriters represented by Goldman Sachs International, BT Alex. Brown International, a division of Bankers Trust International PLC, Merrill Lynch International and J. Henry Schroder & Co. Limited.

    The Company registered an aggregate of 8,625,000 shares of Common Stock (including 1,125,000 shares issued upon the exercise of the underwriters' overallotment options) for sale in the initial public offering at a per share price of $23.50, for an aggregate offering price of approximately $202.7 million. All of such shares were registered for the Company's account. As stated above, all of such shares were sold shortly after the commencement of the offering.

    The Company incurred the following expenses in connection with the initial public offering (in millions):

Underwriting discounts and commissions...............................  $    13.1
Other expenses.......................................................        2.6
                                                                       ---------
Total expenses.......................................................  $    15.7

    After deducting the expenses set forth above, the Company received approximately $187.0 million in net proceeds of the initial public offering. The Company used $60.0 million of the proceeds to repay the Subordinated Notes issued to Chase Equity Associates and approximately $125.8 million of the proceeds to repay borrowings under the Company's then existing senior credit facility with a syndicate of banks led by The Chase Manhattan Bank and an additional $1.2 million to pay accrued interest.

    Chase Equity Associates is a limited partnership whose sole limited partner is an affiliate of Chase Manhattan Corporation (the parent company of The Chase Manhattan Bank) and whose sole general partner has as its partners certain employees of The Chase Manhattan Bank (including John M.B. O'Connor, a director of the Company) and an affiliate of Chase Manhattan Corporation. Chase Securities Inc., also an affiliate of Chase Equity Associates, was a participant in the underwriting syndicate of the U.S. portion of the initial public offering.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are selected financial data for the Company for the four years since inception, December 29, 1993. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K.

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                          1994       1995       1996       1997
                                                                        ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS, EXCEPT AS INDICATED
                                                                                   AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues..............................................................  $   5,374  $  14,182  $  50,384  $  95,287
Operating expenses:
  Compensation and related expenses...................................      3,591      6,018     21,113     41,619
  Amortization of intangible assets...................................        774      4,174      8,053      6,643
  Depreciation and other amortization.................................         19        133        932      1,915
  Other operating expenses............................................      1,000      2,567     13,115     22,549
                                                                        ---------  ---------  ---------  ---------
    Total operating expenses..........................................      5,384     12,892     43,213     72,726
                                                                        ---------  ---------  ---------  ---------
Operating income (loss)...............................................        (10)     1,290      7,171     22,561
Non-operating (income) and expenses:
    Investment and other income.......................................       (966)      (265)      (337)    (1,174)
    Interest expense..................................................        158      1,244      2,747      8,479
                                                                        ---------  ---------  ---------  ---------
                                                                             (808)       979      2,410      7,305
                                                                        ---------  ---------  ---------  ---------
Income before minority interest, income taxes and extraordinary
  item................................................................        798        311      4,761     15,256
Minority interest(1)..................................................       (305)    (2,541)    (5,969)   (12,249)
                                                                        ---------  ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item..............        493     (2,230)    (1,208)     3,007
Income taxes..........................................................        699        706        181      1,364
                                                                        ---------  ---------  ---------  ---------
Income (loss) before extraordinary item...............................       (206)    (2,936)    (1,389)     1,643
                                                                        ---------  ---------  ---------  ---------
Extraordinary item....................................................         --         --       (983)   (10,011)
                                                                        ---------  ---------  ---------  ---------
Net (loss)............................................................  $    (206) $  (2,936) $  (2,372) $  (8,368)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net (loss) per share(2)--basic........................................  $   (0.07) $   (2.95) $   (5.49) $   (3.69)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net (loss) per share(2)--diluted......................................  $   (0.07) $   (2.95) $   (5.49) $   (1.02)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Average shares outstanding--basic.....................................  3,030,548    996,144    431,908  2,270,684
Average shares outstanding--diluted...................................  3,030,548    996,144    431,908  8,235,529

OTHER FINANCIAL DATA
Assets under management (at period end, in millions)..................  $     755  $   4,615  $  19,051  $  45,673
EBITDA(3).............................................................      1,444      3,321     10,524     20,044
EBITDA as adjusted(4).................................................        587      1,371      7,596     10,201
Cash flow from operating activities...................................        818      1,292      6,185     16,205
Cash flow used in investing activities................................     (6,156)   (37,781)   (29,210)  (327,275)
Cash flow from financing activities...................................      9,509     46,414     15,650    327,112
BALANCE SHEET DATA
Current assets........................................................  $   4,791  $  16,847  $  23,064  $  52,058
Acquired client relationships, net....................................      3,482     18,192     30,663    142,875
Goodwill, net.........................................................      5,417     26,293     40,809    249,698
Total assets..........................................................     13,808     64,699    101,335    456,990
Current liabilities...................................................      2,021      4,111     23,591     18,815
Senior debt...........................................................         --     18,400     33,400    159,500
Total liabilities.....................................................      3,925     26,620     60,856    180,771
Minority interest(1)..................................................         80      1,212      3,490     16,479
Preferred stock.......................................................     10,004     40,008     42,476         --
Stockholders' equity..................................................      9,803     36,867     36,989    259,740

------------------------

(1) All but one of the Company's Affiliates are majority-owned subsidiaries (the Company owns less than a 50% interest in Paradigm which is accounted for under the equity method of accounting). The portion of each Affiliate's operating results and net assets that are owned by minority owners of each Affiliate is accounted for as minority interest.

(2) The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). This standard became effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted FAS 128 for its fiscal year ending December 31, 1997 and has restated prior-period EPS data to conform to the new standard. The calculation for the basic earnings per share is based on the weighted average of common shares outstanding during the period. The calculation for the diluted earnings per share is based on the weighted average of common and common equivalent shares outstanding during the period. Because the computation of diluted EPS shall not assume exercise of securities that would have an anti-dilutive effect on earnings per share, as is the case in a loss year before extraordinary item, the effect of outstanding convertible preferred stock and unvested restricted common stock was excluded from the diluted calculation in 1994, 1995 and 1996.

(3) As defined by Note(2) on page 10.

(4) As defined by Note(3) on page 10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

    WHEN USED IN THIS FORM 10-K AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "BELIEVES", "ESTIMATE", "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "BUSINESS--CAUTIONARY STATEMENTS", THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE COMPANY WISHES TO ADVISE READERS THAT THE FACTORS DISCUSSED IN "BUSINESS--CAUTIONARY STATEMENTS", AS WELL AS OTHER FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS.

    THE COMPANY WILL NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

OVERVIEW

    The Company acquires equity positions in mid-sized investment management firms, and derives its revenues from such firms. AMG has a revenue sharing arrangement with each Affiliate which is contained in the organizational document of that Affiliate. Each such arrangement allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of the Affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate (including the Company), generally in proportion to their ownership of the Affiliate.

    One of the purposes of the revenue sharing arrangements is to provide ongoing incentives for the managers of the Affiliates. The revenue sharing arrangements are designed to allow each Affiliate's managers to participate in that firm's growth (through their compensation paid out of the Operating Allocation and their ownership of a portion of the Owners' Allocation) and to make operating expenditures freely within the limits of the Operating Allocation. The portion of the Operating Allocation that is not used to pay salaries and other operating expenses (the "Excess Operating Allocation") is generally available to be used at the discretion of management of such Affiliate, including for the payment of bonuses or distributions to management. The managers of each Affiliate thus have an incentive to increase revenues (thereby increasing the Operating Allocation) and control expenses (thereby increasing the Excess Operating Allocation). The ownership by an Affiliate's management of a portion of the Affiliate, which entitles them to a portion of the Owners' Allocation, provides an important additional incentive to managers of each Affiliate to increase revenues.

    The revenue sharing arrangements allow AMG to participate in the growth of revenues of each Affiliate, because as revenues increase, the Owners' Allocation also increases. However, the Company participates in that growth to a lesser extent than the managers of the Affiliate, because AMG does not participate in the growth of the Operating Allocation.

    The portion of each Affiliate's revenues which is included in its Operating Allocation and used to pay salaries, bonuses and other operating expenses, as well as the portion of each Affiliate's revenues which is included in its Owners' Allocation and distributed to AMG and the other owners of the Affiliate, are both included as "revenues" on the Company's Consolidated Statements of Operations. The expenses of each Affiliate which are paid out of the Operating Allocation, as well as the holding company expenses of AMG which are paid by the Company out of the Owners' Allocation which AMG receives from the Affiliates, are both included in "operating expenses" on the Company's Consolidated Statements of Operations. The portion of each Affiliate's Owners' Allocation which is allocated to owners of the Affiliates other than the Company is included in "minority interest" on the Company's Consolidated Statements of Operations.

    The EBITDA Contribution of an Affiliate represents the Owners' Allocation of that Affiliate allocated to AMG before interest, income taxes, depreciation and amortization of that Affiliate. EBITDA Contribution does not include holding company expenses of AMG.

    The Affiliates' revenues are derived from the provision of investment management services for fees. Investment management fees are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"). Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients which result in payments to the applicable Affiliate if specified levels of investment performance are achieved. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies which employ futures, options or other derivative securities to achieve a particular investment objective.

    The Company's level of profitability will depend on a variety of factors including principally: (i) the level of Affiliate revenues, which is dependent on the ability of the Affiliates and future affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients, and obtaining favorable investment results; (ii) the receipt of Owners' Allocation, which is dependent on the ability of the Affiliates and future affiliates to maintain certain levels of operating profit margins; (iii) the availability and cost of the capital with which AMG finances its investments;
(iv) the Company's success in attracting new investments and the terms upon which such transactions are completed; (v) the level of intangible assets and the associated amortization resulting from the Company's investments; (vi) the level of expenses incurred by AMG for holding company operations, including compensation for its employees; and (vii) the level of taxation to which the Company is subject, all of which are, to some extent, dependent on factors which are not in the Company's control, such as general securities market conditions.

    Since its founding in December 1993, the Company has completed 11 investments in Affiliates. The most recent investment, in Essex, was completed in March 1998 and is not included in pro forma operating results except where indicated. In May, September and October 1997, the Company completed investments in Gofen and Glossberg, GeoCapital and Tweedy, Browne, respectively. The Company also made investments during March and December 1996, in First Quadrant and Burridge, respectively. The Tweedy, Browne investment is the Company's largest to date, representing 54% of the Affiliates' pro forma EBITDA Contribution (which does not include Essex) for the year ended December 31, 1997.

    The Company's investments have been accounted for under the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships.

    As a result of the series of investments made by the Company, intangible assets (goodwill and acquired client relationships) constitute a substantial percentage of the assets of the Company and the Company's results of operations have included increased charges for amortization of those intangible assets. As of December 31, 1997, the Company's total assets were approximately $457.0 million, of which approximately $142.9 million consisted of "acquired client relationships" and $249.7 million consisted of "goodwill" (collectively, acquired client relationships and goodwill are referred to as "intangible assets"). The amortization period for intangible assets for each investment is assessed individually, with amortization periods for the Company's investments to date ranging from nine to 26 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. In determining the amortization period for intangible assets acquired, the Company considers a number of factors including: the firm's historical and potential future operating performance; the firm's historical and potential future rates of attrition among clients; the stability and longevity of existing client relationships; the firm's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the firm's management team; and the firm's history and perceived franchise or brand value. The Company continuously evaluates all components of intangible assets to determine whether there has been any impairment in their carrying value or their useful lives. The Company makes such evaluations quarterly on an Affiliate-by-Affiliate basis to assess if facts and circumstances exist which suggest an impairment has occurred in the value of the intangible assets or if the amortization period needs to be shortened. If such a condition exists, the Company will evaluate the recoverability of the intangible asset by preparing a projection of the undiscounted future cash flows of the Affiliate. If impairment is indicated, then the carrying amount of intangible assets, including goodwill, will be reduced to their fair values.

    While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of the Company's operating expenses, management believes it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Because of this, and because the Company's distributions from its Affiliates are based on their Owners' Allocation, management has provided additional supplemental information in this annual report for "cash-related" earnings, as an addition to, but not as a substitute for, measures related to net income. Such measures are (i) EBITDA, which the Company believes is useful to investors as an indicator of the Company's ability to service debt, make new investments and meet working capital requirements, and
(ii) EBITDA as adjusted, which the Company believes is useful to investors as another indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on Common Stock.

RESULTS OF OPERATIONS

    SUPPLEMENTAL PRO FORMA INFORMATION

    Affiliate operations are included in the Company's historical financial statements from their respective dates of acquisition. The Company consolidates Affiliates when it owns a controlling interest and includes in minority interest the portion of capital and Owners' Allocation owned by persons other than the Company. One of the Company's Affiliates, Paradigm, is not controlled by the Company and is accounted for under the equity method of accounting.

    Because the Company has made investments during each of the periods for which financial statements are presented, the Company believes that the historical operating results for these periods are not directly comparable. Substantially all of the changes in the Company's income, expense and balance sheet categories result from the inclusion of the acquired businesses from the dates of their investment.

    All amounts in the table which follows are pro forma for the inclusion of the 1997 investments in Gofen and Glossberg, GeoCapital and Tweedy, Browne as if such transactions occurred on January 1, 1997. In addition, EBITDA Contribution and other pro forma financial data reflect the Company's Recent Financing (with interest expense adjusted for the terms of the New Credit Facility) (as such terms are defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources"), the sale of Common Stock sold in the Company's IPO and the application of the net proceeds therefrom, the conversion of preferred stock into Common Stock, the 50-for-1 split of each share of Common Stock outstanding prior to the IPO, and the issuance of shares of Common Stock to the shareholders of an Affiliate in exchange for an additional ownership interest in that Affiliate, all effected in connection with the initial public offering. Such information is provided to enhance the reader's understanding and evaluation of the effects to the Company of Tweedy, Browne, AMG's largest affiliate by EBITDA contribution.

                                                                                                  DECEMBER 31, 1997
                                                                                                 -------------------
                                                                                                    (IN MILLIONS)

UNAUDITED PRO FORMA SUPPLEMENTAL INFORMATION:
Assets under Management--at period end:
  Tweedy, Browne...............................................................................       $   5,343
  Other Affiliates.............................................................................          40,330
                                                                                                        -------
    Total......................................................................................       $  45,673
                                                                                                        -------
                                                                                                        -------

                                                                                                    YEAR ENDED
                                                                                                 DECEMBER 31, 1997
                                                                                                 -----------------
                                                                                                  (IN THOUSANDS)
Revenues:
  Tweedy, Browne...............................................................................      $  53,506
  Other Affiliates.............................................................................         93,653
                                                                                                      --------
    Total......................................................................................      $ 147,159
                                                                                                      --------
                                                                                                      --------
Owners' Allocation(1):
  Tweedy, Browne...............................................................................      $  36,314
  Other Affiliates(2)..........................................................................         36,838
                                                                                                      --------
    Total......................................................................................      $  73,152
                                                                                                      --------
                                                                                                      --------
EBITDA Contribution(3):
  Tweedy, Browne...............................................................................      $  28,643
  Other Affiliates(4)..........................................................................         24,778
                                                                                                      --------
    Total......................................................................................      $  53,421
                                                                                                      --------
                                                                                                      --------

OTHER PRO FORMA FINANCIAL DATA:
RECONCILIATION OF EBITDA CONTRIBUTION TO EBITDA
  Total EBITDA Contribution (as above).........................................................      $  53,421
  Less holding company expenses................................................................         (8,411)
                                                                                                      --------
EBITDA(5)......................................................................................      $  45,010
                                                                                                      --------

EBITDA as adjusted(6)..........................................................................      $  26,695

HISTORICAL CASH FLOW AND OTHER DATA:
  Cash flow from operating activities..........................................................      $  16,205
  Cash flow used in investing activities.......................................................       (327,275)
  Cash flow from financing activities..........................................................        327,112

  EBITDA(5)....................................................................................      $  20,044
  EBITDA as adjusted(6)........................................................................      $  10,201

------------------------

(1) As defined in "Business--AMG Structure and Relationship with
    Affiliates--Revenue Sharing Arrangements" on page 6.

(2) No Affiliate other than Tweedy, Browne accounted for more than 16% of Owners' Allocation for the year ended December 31, 1997. No single client relationship accounted for more than 3% of Owner's Allocation for the year ended December 31, 1997.

(3) As defined by Note (2) on page 3.

(4) No Affiliate other than Tweedy, Browne accounted for more than 17% of EBITDA Contribution for the yearended December 31, 1997.

(5) As defined by Note (2) on page 10.

(6) As defined by Note (3) on page 10.

    The table below depicts the pro forma change in the Company's assets under management (assuming that all Affiliates in which the Company owned an interest at December 31, 1997 were included for the entire year).

PRO FORMA CHANGE IN ASSETS UNDER MANAGEMENT
--------------------------------------------------------------------------------
                                                                                  YEAR ENDED
                                                                                   DECEMBER
                                                                                      31,
                                                                                     1997
                                                                                  -----------
                                                                                      (IN
                                                                                   MILLIONS)
Assets under management--beginning..............................................   $  27,747
Net new sales...................................................................      11,942
Market appreciation.............................................................       5,984
                                                                                  -----------
Assets under management--ending.................................................   $  45,673
                                                                                  -----------
                                                                                  -----------

HISTORICAL

    YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

    The Company had a net loss after extraordinary item of $8.4 million for the year ended December 31, 1997 compared to a net loss after extraordinary item of $2.4 million for the year ended December 31, 1996. The net loss for the year ended December 31, 1997 resulted primarily from the extraordinary item of $10.0 million, net of related tax benefit, from the early extinguishment of debt. Before extraordinary item, net income was $1.6 million for the year ended December 31, 1997 compared to a net loss of $1.4 million for the year ended December 31, 1996.

    Assets under management on a historical basis increased by $26.6 billion to $45.7 billion at December 31, 1997 from $19.1 billion at December 31, 1996, in part due to the investments made in Gofen and Glossberg, GeoCapital and Tweedy, Browne during 1997. Excluding the initial assets under management of these Affiliates at the respective dates of the Company's investments, assets under management increased by $15.8 billion as a result of $4.6 billion in market appreciation and $11.2 billion from positive net client cash flows.

    Total revenues for the year ended December 31, 1997 were $95.3 million, an increase of $44.9 million or 89% over the year ended December 31, 1996. The Company invested in Burridge in December 1996, Gofen and Glossberg in May 1997, GeoCapital in September 1997 and Tweedy, Browne in October 1997, and included their results from their respective purchase dates. In addition, the Company invested in First Quadrant in March 1996 and its results were included in the results for the year ended December 31, 1996 from its purchase date. Revenues from these investments accounted for $43.1 million of the increase in revenues from 1996 to 1997 while revenues from other existing Affiliates increased by $1.8 million to $26.7 million. Performance-based fees, primarily earned by First Quadrant, increased by $4.0 million to $17.2 million for the year ended December 31, 1997 compared to $13.2 million for the year ended December 31, 1996.

    Compensation and related expenses increased by $20.5 million to $41.6 million for the year ended December 31, 1997 from $21.1 million for the year ended December 31, 1996. The inclusion of the First Quadrant, Burridge, Gofen and Glossberg, GeoCapital and Tweedy, Browne investments accounted for $19.3 million of this increase while the remainder of the increase was attributable to the increased compensation costs of AMG personnel, including the cost of new hires.

    Amortization of intangible assets decreased by $1.5 million to $6.6 million for the year ended December 31, 1997 from $8.1 million for the year ended December 31, 1996. Amortization of intangible assets increased by $3.1 million as a result of the inclusion of the First Quadrant, Burridge, and Gofen and Glossberg, GeoCapital and Tweedy, Browne investments, which increase was offset by an impairment loss of $4.6 million taken on the Systematic investment during 1996 with no similar item in 1997.

    Selling, general and administrative expenses increased by $8.0 million to $18.9 million for the year ended December 31, 1997 from $10.9 million for the year ended December 31, 1996. The First Quadrant, Burridge, Gofen and Glossberg, GeoCapital and Tweedy, Browne investments accounted for $6.0 million of this increase and the remainder was primarily due to increases in AMG's and the other Affiliates' selling, general and administrative expenses.

    Other operating expenses increased by approximately $1.3 million to $3.6 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996, primarily due to the results of operations of the new Affiliates described above.

    Minority interest increased by $6.2 million to $12.2 million for the year ended December 31, 1997 from $6.0 million for the year ended December 31, 1996. Of this increase, $5.4 million was as a result of the addition of new Affiliates as described above and the remainder was due to the Owners' Allocation growth at the Company's existing Affiliates.

    Interest expense increased $5.8 million to $8.5 million for the year ended December 31, 1997 from $2.7 million for the year ended December 31, 1996 as a result of the increased indebtedness incurred in connection with the investments described above. See "Liquidity and Capital Resources".

    Income tax expense was $1.4 million for the year ended December 31, 1997 compared to $181,000 for the year ended December 31, 1996. The effective tax rate for the year ended December 31, 1997 was 46% compared to 15% for the year ended December 31, 1996. The change in effective tax rates from 1996 to 1997 is related primarily to the change in the provision for federal taxes from 1996 to 1997. In 1996, the Company recorded a federal deferred tax benefit of $233,000 on a pretax loss of $1.2 million. In 1997, the Company recorded a deferred tax expense of $776,000 on pretax income of $3.0 million. The deferred taxes account for the effects of temporary differences between the recognition of deductions for book and tax purposes primarily related to the accelerated amortization of certain intangible assets.

    EBITDA increased by $9.5 million to $20.0 million for the year ended December 31, 1997 from $10.5 million for the year ended December 31, 1996 as a result of the inclusion of new Affiliates as described above and revenue growth.

    EBITDA as adjusted increased by $2.6 million to $10.2 million for the year ended December 31, 1997 from $7.6 million for the year ended December 31, 1996 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets, depreciation and extraordinary items of $18.6 million for the year ended December 31, 1997 and $10.0 million for the year ended December 31, 1996.

    YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Net loss was $2.4 million for the year ended December 31, 1996 compared to $2.9 million for the year ended December 31, 1995. The change was a result of the higher operating income from Affiliates in 1996 which was offset by an extraordinary item of $983,000 and higher depreciation and amortization, interest and minority interest expenses resulting from the inclusion of certain Affiliate results for a full year in 1996 compared to partial periods in 1995 and from the inclusion of First Quadrant's results from its acquisition date in March 1996.

    Assets under management on a historical basis increased by $14.5 billion to $19.1 billion at December 31, 1996 from $4.6 billion at December 31, 1995, primarily as a result of the investments made in First Quadrant and Burridge which were completed in March 1996 and December 1996, respectively. Excluding the initial assets under management of these Affiliates at their date of investment, assets under management increased by $2.0 billion as a result of positive client cash flows of $495.0 million and $1.5 billion in market appreciation.

    Consolidated revenues increased $36.2 million to $50.4 million for the year ended December 31, 1996 from $14.2 million for the year ended December 31, 1995. Of this increase, $25.5 million was attributable to the investment in First Quadrant in March 1996. In addition, for the year ended December 31, 1996, the results of Systematic, Paradigm, Skyline and Renaissance were included for the full period. Each of those Affiliates was only included for a portion of the year ended December 31, 1995. Performance-based fees increased by $11.8 million to $13.2 million for the year ended December 31, 1996 primarily due to the inclusion of First Quadrant which earned performance fees of $11.5 million for the period ended December 31, 1996. The Company completed its investment in Burridge on December 31, 1996.

    Compensation and related expenses increased $15.1 million to $21.1 million for the year ended December 31, 1996 from $6.0 million for the year ended December 31, 1995. Of this increase, $8.1 million was attributable to the inclusion of First Quadrant. As noted above, for the year ended December 31, 1996, the expenses of each of Systematic, Skyline and Renaissance were included for the full period. In addition, $1.1 million was attributable to the increased compensation costs of AMG personnel, including the cost of new hires.

    The amortization of intangible assets increased by $3.9 million to $8.1 million for the year ended December 31, 1996 from $4.2 million for the year ended December 31, 1995. Of this increase, approximately $700,000 was attributable to the First Quadrant investment and $1.2 million was due to the inclusion of the other recently acquired Affiliates for the full period. In the year ended December 31, 1996, the Company also recognized an impairment loss of $4.6 million in connection with its investment in Systematic which is included in amortization of intangible assets. The loss reflects the write down of Systematic's intangible assets to its net realizable value following a period of net client asset withdrawals. In the year ended December 31, 1995, AMG also recognized $2.5 million of impairment loss in connection with its Hartwell investment following a loss of client assets.

    Selling, general and administrative expenses increased from $2.2 million for the year ended December 31, 1995 to $10.9 million for the year ended December 31, 1996 for the reasons stated above related to the periods of inclusion in the results of operations of the new Affiliates and due to $1.8 million of higher selling, general and administrative expenses incurred by AMG relating to its investment activities.

    Other operating expenses increased from $330,000 for the year ended December 31, 1995 to $2.3 million for the year ended December 31, 1996. This $2.0 million increase was primarily due to the inclusion of operations for the First Quadrant investment for nine months and the Renaissance investment for a full year in 1996.

    Minority interest increased by $3.5 million to $6.0 million for the year ended December 31, 1996 from $2.5 million for the year ended December 31, 1995, as a result of the addition of new Affiliates during the year and revenue growth at the Company's Affiliates.

    Interest expense increased from $1.2 million for the year ended December 31, 1995 to $2.7 million for the year ended December 31, 1996. The increase in the interest expense was due to the incurrence of $16.1 million of average bank borrowings by the Company in connection with the Systematic, Paradigm, Skyline and Renaissance transactions and $16.0 million of average bank borrowings incurred in connection with the 1996 investment in First Quadrant for the nine months ended December 31, 1996.

    Income tax expense was $181,000 for the year ended December 31, 1996 compared to $706,000 for the year ended December 31, 1995. The Company did not accrue a current provision for federal income taxes in 1996 as a result of its utilization of net operating loss carryforwards. The net operating loss carryforwards resulted from prior periods of net losses from operations. The Company has established a valuation allowance against the resulting net deferred tax asset. The effective tax rate for the year ended December 31, 1996 was 15% compared to 32% for the year ended December 31, 1995. The 1995 provision for taxes included $445,000 for state and local income taxes and $261,000 of federal income taxes. The federal income tax provision included $201,000 of deferred taxes for the effects of timing differences between the recognition of deductions for book and tax purposes primarily related to the accelerated amortization of certain intangible assets.

    EBITDA increased $7.2 million to $10.5 million for the year ended December 31, 1996 from $3.3 million for the year ended December 31, 1995 as a result of the inclusion of new Affiliates as described above and revenue growth.

    EBITDA as adjusted increased by $6.2 million to $7.6 million for the year ended December 31, 1996 from $1.4 million for the year ended December 31, 1995, as a result of factors affecting net income as described above before non-cash charges such as amortization of intangible assets, depreciation and extraordinary items of $10.0 million for the year ended December 31, 1996 and $4.3 million for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has met its cash requirements primarily through cash generated by its operating activities, bank borrowings, the issuance by the Company of equity and debt securities in private placement transactions and the net proceeds from the sale of 8,625,000 shares of Common Stock in an initial public offering in November 1997. The Company anticipates that it will use cash flow from its operating activities to repay debt and to finance its working capital needs and will use bank borrowings and issue equity and debt securities to finance future investments in affiliates and working capital. The Company's principal uses of cash have been to make investments in Affiliates, to retire indebtedness, and to support the Company's and its Affiliates' operating activities. The Company expects that its principal use of funds for the foreseeable future will be for investments in additional affiliates, repayments of debt, including interest payments on outstanding debt, distributions of the Owners' Allocation to owners of Affiliates other than AMG, additional investments in existing Affiliates including upon the exercise of Puts (as defined elsewhere herein) and for working capital purposes. The Company does not expect to make commitments for material capital expenditures.

    Net cash flow from operating activities was $16.2 million, $6.2 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    Net cash flow used in investing activities was $327.3 million, $29.2 million and $37.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Of these amounts, $325.9 million, $25.6 million, and $38.0 million, respectively, were used to make investments in Affiliates.

    Net cash flow from financing activities was $327.1 million, $15.7 million and $46.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The principal sources of cash from financing activities has been from borrowings under senior credit facilities and subordinated debt, private placements of the Company's equity securities and the Company's IPO. The uses of cash from financing activities during these periods were for the repayment of bank debt, repayment of subordinated debt, repayment of notes issued as purchase price consideration and for the payment of debt issuance costs.

    At December 31, 1997, the Company had cash and cash equivalents of $22.8 million and outstanding borrowings of senior debt under its New Credit Facility, as defined below, of $159.5 million.

    During 1997, the Company made investments in three new Affiliates, Gofen and Glossberg, GeoCapital and Tweedy, Browne, and made additional investments in two of its existing Affiliates which required approximately $325.9 million in cash (including transaction costs). The Company obtained the financing for these investments pursuant to (i) borrowings under the Credit Facility, (ii) borrowings of $60 million face amount of Subordinated Bridge Notes (the "Subordinated Debt") and (iii) $30 million from the issuance of Class C Convertible Preferred Stock and warrants to purchase Class C Convertible Preferred Stock (clauses (i)--(iii) collectively, the "Recent Financing"). The Credit Facility included $200 million in revolving credit and $50 million of 7-year Tranche A and $50 million of 8-year Tranche B term loans.

    On November 21, 1997, the Company successfully completed its IPO with the sale of 8,625,000 shares of Common Stock. The Company received net proceeds of $187.0 million, after deducting the underwriting discount and expenses payable by the Company in connection with the offering. The Company used the proceeds of the offering to retire the Subordinated Debt of $60 million, the Tranche A term loan of $50 million, the Tranche B term loan of $50 million, $25.8 million of the revolving credit facility and accrued interest of $1.2 million.

    The Company replaced its Credit Facility with a new credit facility ("New Credit Facility") during December 1997. The New Credit Facility allows for borrowings up to $300 million (which may be increased to $400 million upon the approval of the lenders), bears interest at either LIBOR plus a margin ranging from 0.50% to 2.25% or the Prime Rate plus a margin ranging up to 1.25% and matures during December 2002. The Company pays a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility.

    The Company's borrowings under the New Credit Facility are collateralized by pledges of all of its interests in Affiliates (including all interests in Affiliates which are directly held by the Company, as well as all interests in Affiliates which are indirectly held by the Company through wholly-owned subsidiaries), representing substantially all of the Company's assets at December 31, 1997. The credit agreement (the "Credit Agreement") evidencing the New Credit Facility contains a number of negative covenants, including those which prevent the Company and its Affiliates from: (i) incurring additional indebtedness (with certain enumerated exceptions, including additional borrowings under the New Credit Facility and borrowings which constitute Subordinated Indebtedness (as that term is defined in the Credit Agreement)),
(ii) creating any liens or encumbrances on any of their assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to the Company or any of its subsidiaries, including a restriction on the Company's ability to transfer interests in its subsidiaries if, as a result of such transfer, the Company would own less than 51% of such subsidiary, and (iv) declaring or paying dividends on the Common Stock of the Company.

    The Credit Agreement also requires the Company to comply with certain financial covenants on an ongoing basis. These include a covenant requiring minimum stockholders' equity of $36.0 million (plus 85% of net proceeds from offerings of equity and Subordinated Indebtedness (as such term is defined in the Credit Agreement) and 50% of quarterly net income (or minus certain quarterly net losses) after the date of the Credit Agreement); a covenant requiring that Consolidated EBITDA (as such term is defined in the Credit Agreement) exceed interest expense by 2.0 to 1.0; and a covenant requiring that senior debt not exceed adjusted EBITDA (as such term is defined in the Credit Agreement) by more than 5.0 to 1.0. The Company remains in compliance with each of the foregoing financial covenants. The Company's ability to borrow under the Credit Agreement is conditioned upon its compliance with the requirements of that agreement, and any non-compliance with those requirements could give rise to a default entitling the lenders to accelerate all outstanding borrowings under that agreement.

    In August 1997, the Company issued to Chase Equity Associates 5,333 (pre-split) shares of Series C-2 Non-Voting Convertible Preferred Stock and warrants to purchase at nominal cost 28,000 (pre-split) shares of Series C-2 Non-Voting Convertible Preferred Stock for aggregate cash consideration of $30.0 million. As partial consideration in the GeoCapital investment, the Company issued 10,667 (pre-split) shares of Class D Convertible Preferred Stock valued at $9.6 million.

    On March 20, 1998, the Company acquired a majority interest in Essex Investment Management, LLC. The Company paid $69.6 million in cash and the assumption of debt, in addition to 1,750,942 newly-issued shares of Class C Convertible Non-Voting Stock. The stock will automatically convert into AMG Common Stock at a 1-for-1 exchange ratio after one year. The Company funded the cash portion of this investment with borrowings under its New Credit Facility.

    In order to provide the funds necessary for the Company to continue to acquire interests in investment management firms, including its Affiliates upon the exercise of Puts, it will be necessary for the Company to incur, from time to time, additional long-term bank debt and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available or become available on terms acceptable to the Company.

INTEREST RATE SENSITIVITY

    The Company's revenues are derived almost exclusively from fees which are based on the value of assets under management. Such values are affected by changes in the broader financial markets which are, in part, affected by changing interest rates. The Company cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or its Affiliates' assets under management and associated fees.

    With respect to its debt financings, the Company is exposed to potential fluctuations in the amount of interest expense resulting from changing interest rates. The Company seeks to offset such exposure in part by entering into interest rate hedging contracts. See "Interest Rate Hedging Contracts" below.

    The Company's annual interest expense increases or decreases by $199,375 for each 1/8 of 1% change in interest rates assuming LIBOR is between 5% and 6.78% and assuming current interest rate margins on bank debt.

INTEREST RATE HEDGING CONTRACTS

    The Company seeks to offset its exposure under its debt financing arrangements to changing interest rates by entering into interest rate hedging contracts. The Company generally borrows at a floating rate equal to LIBOR plus a margin as described above. As of December 31, 1997, the Company is a party, with two major commercial banks as counterparties, to $185 million notional amount of swap contracts which are designed to limit interest rate increases on the Company's borrowings. The swap contracts, upon quarterly reset dates, cap interest rates on the notional amounts when LIBOR exceeds 6.67% or 6.78%. When LIBOR is at or below 5%, the Company's floating LIBOR-based interest rate debt is swapped for fixed rate debt at rates ranging between 6.67% and 6.78%. The hedging contracts limit the effects of the Company's payment of interest at equivalent LIBOR rates of 6.78% or less on up to $185 million of indebtedness. However, there can be no assurance that the Company will continue to maintain such hedging contracts at their existing levels of coverage or that the amount of coverage maintained will cover all of the Company's indebtedness outstanding at any such time. In addition, as noted above, the Company's existing hedging contracts subject the Company to the risk of payments of higher interest rates when prevailing LIBOR rates are at 5% or less. Therefore, there can be no assurance that the hedging contracts will meet their overall objective of reducing the Company's interest expense. In addition, there can be no assurance that the Company will be successful in obtaining hedging contracts in the future on any new indebtedness.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its Affiliates' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    Based on a recent assessment, the Company determined that the Year 2000 Issue will not have a significant impact on its own systems. The Company has communicated with its Affiliates and plans to initiate a formal communication with all of its significant vendors to determine the extent to which the Company is vulnerable to those third parties who fail to remediate their own Year 2000 Issue.

    At this time, the Company's assessment of the impact of the Year 2000 Issue is incomplete. The Company's assessment is expected to be completed during 1998, when all of its Affiliates and significant vendors have completed their individual assessments of the issue.

RECENT ACCOUNTING DEVELOPMENTS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This standard requires that comprehensive income and its components be reported and displayed in a financial statement with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain items that are recorded directly in stockholders' equity, such as foreign currency translation adjustments. This standard is effective for years beginning after December 15, 1997, and will not have a material impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires disclosure of financial and descriptive information about an entity's reportable operating segments. Segments are defined by the standard as components of an entity that engage in business activities that generate revenues and expenses, and for which separate financial information should be reported on the basis that is used internally for senior management review. This standard is effective for financial statements for periods beginning after December 15, 1997, with restatement of comparative information for prior periods. The Company is currently evaluating the impact of this standard on its disclosures.

ECONOMIC AND MARKET CONDITIONS

    The financial markets and the investment management industry in general have experienced record performance and record growth in recent years. For example, between January 1, 1995 and December 31, 1997, the S&P 500 Index appreciated at a compound annual rate in excess of 31.2% while, according to the Federal Reserve Board and the Investment Company Institute, aggregate assets under management of mutual and pension funds grew at a compound annual rate approaching 20% for the period January 1, 1995 to December 31, 1996. The financial markets and businesses operating in the securities industry, however, are highly volatile and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond the control of the Company. There can be no assurance that broader market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in performance by the Affiliates and may adversely affect assets under management and/or fees at the Affiliate level, which would reduce cash flow distributions to the Company.

INTERNATIONAL OPERATIONS

    First Quadrant Limited is organized and headquartered in London, England. Tweedy, Browne, based in New York, also maintains a research office in London. In the future, the Company may seek to invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on First Quadrant Limited or other non-U.S. investment management firms in which the Company may invest in the future and, consequently, on the Company's business, financial condition and results of operations.

INFLATION

    The Company does not believe that inflation or changing prices have had a material impact on its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Affiliated Managers Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and Affiliates as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affiliated Managers Group, Inc. and Affiliates as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 10, 1998
except for Note 16
for which the date is
March 20, 1998.

                        AFFILIATED MANAGERS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    6,767  $   22,766
  Investment advisory fees receivable.....................................................      15,491      27,061
  Other current assets....................................................................         806       2,231
                                                                                            ----------  ----------
    Total current assets..................................................................      23,064      52,058
Fixed assets, net.........................................................................       2,999       4,724
Equity investment in Affiliate............................................................       1,032       1,237
Acquired client relationships, net of accumulated amortization of $2,979 in 1996 and
  $6,142 in 1997..........................................................................      30,663     142,875
Goodwill, net of accumulated amortization of $10,022 in 1996 and $13,502 in 1997..........      40,809     249,698
Other assets..............................................................................       2,768       6,398
                                                                                            ----------  ----------
    Total assets..........................................................................  $  101,335  $  456,990
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities................................................  $   16,212  $   18,815
  Notes payable to related parties........................................................       7,379          --
                                                                                            ----------  ----------
    Total current liabilities.............................................................      23,591      18,815
Senior bank debt..........................................................................      33,400     159,500
Accrued affiliate liability...............................................................       3,200          --
Other long-term liabilities...............................................................         665       1,656
Subordinated debt.........................................................................          --         800
                                                                                            ----------  ----------
    Total liabilities.....................................................................      60,856     180,771
Minority interest.........................................................................       3,490      16,479
Commitments and contingencies
Stockholders' equity:
Preferred stock...........................................................................      42,476          --
Common stock..............................................................................          --         177
Additional paid-in capital on common stock................................................           5     273,475
Foreign translation adjustment............................................................          22         (30)
Accumulated deficit.......................................................................      (5,514)    (13,882)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      36,989     259,740
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  101,335  $  456,990
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1995        1996        1997
                                                                             ----------  ----------  ----------
Revenues...................................................................  $   14,182  $   50,384  $   95,287
Operating expenses:
  Compensation and related expenses........................................       6,018      21,113      41,619
  Amortization of intangible assets........................................       4,174       8,053       6,643
  Depreciation and other amortization......................................         133         932       1,915
  Selling, general and administrative......................................       2,237      10,854      18,912
  Other operating expenses.................................................         330       2,261       3,637
                                                                             ----------  ----------  ----------
                                                                                 12,892      43,213      72,726
                                                                             ----------  ----------  ----------
    Operating income.......................................................       1,290       7,171      22,561
Non-operating (income) and expenses:
  Investment and other income..............................................        (265)       (337)     (1,174)
  Interest expense.........................................................       1,244       2,747       8,479
                                                                             ----------  ----------  ----------
                                                                                    979       2,410       7,305
                                                                             ----------  ----------  ----------
Income before minority interest, income taxes and extraordinary item.......         311       4,761      15,256
Minority interest..........................................................      (2,541)     (5,969)    (12,249)
                                                                             ----------  ----------  ----------
Income (loss) before income taxes and extraordinary item...................      (2,230)     (1,208)      3,007
Income taxes...............................................................         706         181       1,364
                                                                             ----------  ----------  ----------
Income (loss) before extraordinary item....................................      (2,936)     (1,389)      1,643
                                                                             ----------  ----------  ----------
Extraordinary item, net....................................................          --        (983)    (10,011)
                                                                             ----------  ----------  ----------
Net (loss).................................................................  $   (2,936) $   (2,372) $   (8,368)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Income (loss) per share--basic:
    Income (loss) before extraordinary item................................  $    (2.95) $    (3.22) $     0.72
    Extraordinary item, net................................................          --       (2.27)      (4.41)
                                                                             ----------  ----------  ----------
    Net (loss).............................................................  $    (2.95) $    (5.49) $    (3.69)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Income (loss) per share--diluted:
    Income (loss) before extraordinary item................................  $    (2.95) $    (3.22) $     0.20
    Extraordinary item, net................................................          --       (2.27)      (1.22)
                                                                             ----------  ----------  ----------
    Net (loss).............................................................  $    (2.95) $    (5.49) $    (1.02)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Average shares outstanding--basic..........................................     996,144     431,908   2,270,684
Average shares outstanding--diluted........................................     996,144     431,908   8,235,529

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         FOR THE YEARS ENDED DECEMBER
                                                                                                      31,
                                                                                        -------------------------------
                                                                                          1995       1996       1997
                                                                                        ---------  ---------  ---------
Cash flow from operating activities:
  Net (loss)..........................................................................  $  (2,936)    (2,372) $  (8,368)
  Adjustments to reconcile net (loss) to net cash flow from operating activities:
    Amortization of intangible assets.................................................      4,174      8,053      6,643
    Extraordinary item................................................................         --        983     10,011
    Minority interest.................................................................        631      2,309     13,108
    Depreciation and other amortization...............................................        133        932      1,915
    Increase (decrease) in deferred income taxes......................................        141       (215)        --
  Changes in assets and liabilities:
    Increase in investment advisory fees receivable...................................       (186)    (8,473)    (3,980)
    Increase in other current assets..................................................       (397)    (1,881)      (977)
    Increase (decrease) in accounts payable, accrued expenses and other liabilities...       (268)     6,849     (2,147)
                                                                                        ---------  ---------  ---------
    Cash flow from operating activities...............................................      1,292      6,185     16,205
                                                                                        ---------  ---------  ---------
Cash flow used in investing activities:
  Purchase of fixed assets............................................................       (287)      (922)    (1,648)
  Costs of investments, net of cash acquired..........................................    (38,031)   (25,646)  (325,896)
  Sale of investment..................................................................         --        642         --
  Distributions received from Affiliate equity investment.............................         --        275        229
  Increase (decrease) in other assets.................................................        216     (3,639)        40
  Repayment on notes recorded in purchase of business.................................        321         80         --
                                                                                        ---------  ---------  ---------
    Cash flow used in investing activities............................................    (37,781)   (29,210)  (327,275)
                                                                                        ---------  ---------  ---------
Cash flow from financing activities:
  Borrowings of senior bank debt......................................................     28,400     21,000    303,900
  Repayments of senior bank debt......................................................    (10,000)    (6,000)  (177,800)
  Repayments of notes payable.........................................................       (962)    (1,212)    (5,878)
  Borrowings of subordinated bank debt................................................         --         --     58,800
  Repayments of subordinated bank debt................................................         --         --    (60,000)
  Issuances of equity securities......................................................     20,000      2,485    217,021
  Issuance of warrants................................................................         --         --      1,200
  Payment of subscription receivable..................................................     10,000         --         --
  Repurchase of preferred stock.......................................................         --        (13)        --
  Debt issuance costs.................................................................     (1,024)      (610)   (10,131)
                                                                                        ---------  ---------  ---------
    Cash flow from financing activities...............................................     46,414     15,650    327,112
Effect of foreign exchange rate changes on cash flow..................................         --         46        (43)
Net increase (decrease) in cash and cash equivalents..................................      9,925     (7,329)    15,999
Cash and cash equivalents at beginning of year........................................      4,171     14,096      6,767
                                                                                        ---------  ---------  ---------
Cash and cash equivalents at end of year..............................................  $  14,096  $   6,767  $  22,766
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid.......................................................................  $   1,005  $   2,905  $   8,559
  Income taxes paid...................................................................        696        436        256
Supplemental disclosure of non-cash investing activities:
  Increase (decrease) in liabilities related to acquisitions..........................      3,200         --     (3,200)
Supplemental disclosure of non-cash financing activities:
  Preferred stock issued in acquisitions..............................................         --         --     11,101
  Common stock issued in exchange for Affiliate equity interests......................         --         --      1,849
  Notes issued in acquisitions........................................................         --      6,686         --
  Conversion of preferred stock to common stock.......................................         --         --     83,576
  Exchange of common stock for preferred stock........................................     10,004         --         --

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                              ADDITIONAL     FOREIGN                      TOTAL
                             PREFERRED    COMMON     PREFERRED     COMMON       PAID-IN    TRANSLATION  ACCUMULATED   STOCKHOLDERS'
                              SHARES      SHARES       STOCK        STOCK       CAPITAL    ADJUSTMENTS    DEFICIT        EQUITY
                            -----------  ---------  -----------  -----------  -----------  -----------  ------------  -------------
December 31, 1994.........      40,000   2,550,000   $  10,004    $      --    $       5    $      --    $     (206)    $   9,803
Issuance of common stock..          --     275,000          --           --           --           --            --            --
Payment of subscription
  receivable..............          --          --          --           --       10,000           --            --        10,000
Exchange of common stock
  for preferred stock.....      40,000   (2,000,000)     10,004          --      (10,004)          --            --            --
Issuance of preferred
  stock...................      29,851          --      20,000           --           --           --            --        20,000
Net loss..................          --          --          --           --           --           --        (2,936)       (2,936)
                            -----------  ---------  -----------       -----   -----------  -----------  ------------  -------------
December 31, 1995.........     109,851     825,000      40,008           --            1           --        (3,142)       36,867
Issuance of common stock..          --     162,500          --           --            4           --            --             4
Issuance of preferred
  stock...................       3,703          --       2,481           --           --           --            --         2,481
Repurchase of preferred
  stock...................         (20)         --         (13)          --           --           --            --           (13)
Net loss..................          --          --          --           --           --           --        (2,372)       (2,372)
Foreign translation
  adjustment..............          --          --          --           --           --           22            --            22
                            -----------  ---------  -----------       -----   -----------  -----------  ------------  -------------
December 31, 1996.........     113,534     987,500      42,476           --            5           22        (5,514)       36,989
Issuance of common stock..          --   8,753,667          --           98      188,773           --            --       188,871
Issuance of preferred
  stock and warrants......      45,715          --      41,100           --        1,200           --            --        42,300
Conversion of preferred
  stock...................    (159,249)  7,962,450     (83,576)          79       83,497           --            --            --
Net loss..................          --          --          --           --           --           --        (8,368)       (8,368)
Foreign translation
  adjustment..............          --          --          --           --           --          (52)           --           (52)
                            -----------  ---------  -----------       -----   -----------  -----------  ------------  -------------
December 31, 1997.........          --   17,703,617  $      --    $     177    $ 273,475    $     (30)   $  (13,882)    $ 259,740
                            -----------  ---------  -----------       -----   -----------  -----------  ------------  -------------
                            -----------  ---------  -----------       -----   -----------  -----------  ------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND NATURE OF OPERATIONS

    The principal business activity of Affiliated Managers Group, Inc. ("AMG" or the "Company") is the acquisition of equity interests in investment management firms ("Affiliates"). AMG's Affiliates operate in one industry segment, that of providing investment management services, primarily in the United States and Europe, to mutual funds, partnerships and institutional and individual clients.

    Affiliates are either organized as limited partnerships, general partnerships or limited liability companies. AMG has contractual arrangements with each Affiliate whereby a percentage of revenues is allocable to fund Affiliate operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenues (the Owners' Allocation) is allocable to AMG and the other partners or members, generally with a priority to AMG. Affiliate operations are consolidated in these financial statements. The portion of the Owners' Allocation allocated to owners other than AMG is included in minority interest in the statement of operations. Minority interest on the consolidated balance sheets includes undistributed Owners' Allocation and Operating Allocation and capital owned by owners other than AMG.

    CONSOLIDATION

    These consolidated financial statements include the accounts of AMG and each Affiliate in which AMG has a controlling interest. In each such instance, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), sole managing general partner (in the case of the Affiliate which is a general partnership) or sole manager member (in the case of Affiliates which are limited liability companies). Investments where AMG does not hold a controlling interest are accounted for under the equity method of accounting and AMG's portion of net income is included in investment and other income. All intercompany balances and transactions have been eliminated.

    REVENUE RECOGNITION

    The Company's consolidated revenues represent advisory fees billed quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are recognized when earned based upon either the positive difference between the investment returns on a client's portfolio compared to a benchmark index or indices, or an absolute percentage of gain in the client's account, and are accrued in amounts expected to be realized.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

    FIXED ASSETS

    Equipment and other fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

    ACQUIRED CLIENT RELATIONSHIPS AND GOODWILL

    The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of assets acquired, primarily acquired client relationships. In determining the allocation of purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team, and the Affiliate's history and perceived franchise or brand value. The cost assigned to acquired client relationships is amortized using the straight line method over periods ranging from nine to 26 years. The expected useful lives of acquired client relationships are analyzed separately for each acquired Affiliate and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate.

    The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is classified as goodwill. Goodwill is amortized using the straight-line method over periods ranging from 15 to 35 years. In determining the amortization period for goodwill, the Company considers a number of factors including: the firm's historical and potential future operating performance; the characteristics of the firm's clients, products and investment styles; as well as the firm's history and perceived franchise or brand value. Unamortized intangible assets, including acquired client relationships and goodwill, are periodically re-evaluated and if experience subsequent to the acquisition indicates that there has been an impairment in value, other than temporary fluctuations, an impairment loss is recognized. Management evaluates the recoverability of unamortized intangible assets quarterly for each acquisition using estimates of undiscounted cash flows factoring in known or expected trends, future prospects and other relevant information. If impairment is indicated, the Company measures its loss as the excess of the carrying value of the intangible assets for each Affiliate over its fair value determined using valuation models such as discounted cash flows and market comparables. Included in amortization expense for 1996 and 1995 are impairment losses of $4,628 and $2,500, respectively, relating to two of AMG's Affiliates following periods of significant client asset withdrawals. Fair value in such cases was determined using market comparables based on revenues, cash flow and assets under management. No impairment loss was recorded for the year ended December 31, 1997.

    DEBT ISSUANCE COSTS

    Debt issuance costs incurred in securing credit facility financing are capitalized and subsequently amortized over the term of the credit facility. Unamortized debt issuance costs of $983 and $10,011, net of taxes, were written off as an extraordinary item in 1996 and 1997, respectively, as part of the Company's replacement of its previous credit facilities with new facilities.

    INTEREST-RATE HEDGING AGREEMENTS

    The Company periodically enters into interest-rate hedging agreements to hedge against potential increases in interest rates on the Company's outstanding borrowings. The Company's policy is to accrue amounts receivable or payable under such agreements as reductions or increases in interest expense, respectively.

    INCOME TAXES

    The Company has adopted Statement of Financial Accounting Standards No. 109 ("FAS 109") which requires the use of the asset and liability approach for accounting for income taxes. Under FAS 109, the Company recognizes deferred tax assets and liabilities for the expected consequences of temporary differences between the financial statement amount and tax basis of the Company's assets and liabilities. A deferred tax valuation allowance is established if, in management's opinion, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized.

    FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of non-U.S. based Affiliates are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at the average monthly exchange rates then in effect.

    PUTS AND CALLS

    As further described in Note 11, the Company periodically purchases additional equity interests in Affiliates from minority interest owners (prior shareholders of acquired Affiliates). Resulting payments made to such owners are considered purchase price for such acquired interests. The estimated cost of purchases from equity holders who have been awarded equity interests in connection with their employment is accrued, net of estimated forfeitures, over the service period as equity-based compensation.

    EQUITY-BASED COMPENSATION PLANS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This standard became effective January 1, 1996. The standard encourages, but does not require, adoption of a fair value-based accounting method for stock-based compensation arrangements which includes stock option grants, sales of restricted stock and grants of equity-based interests in Affiliates to certain limited partners or members. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma net income and earnings per share as if the fair value based method had been applied in measuring compensation cost. The Company continues to apply APB 25 and related interpretations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

2. CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and investment advisory fees receivable. The Company maintains cash and cash equivalents, short-term investments and certain off-balance-sheet financial instruments with various financial institutions. These financial institutions are located in places where AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed FDIC insurance limits.

    Substantially all of the Company's revenues are derived from the investment management operations of its Affiliates. For the year ended December 31, 1997, one of those Affiliates accounted for approximately 33% of AMG's share of total Owners' Allocation.

3. FIXED ASSETS AND LEASE COMMITMENTS

    Fixed assets consist of the following:

                                                                                         AT DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1997
                                                                                       ---------  ---------
Office equipment.....................................................................  $   2,614  $   5,870
Furniture and fixtures...............................................................      1,677      3,530
Leasehold improvements...............................................................        538      2,007
Computer software....................................................................        184        760
                                                                                       ---------  ---------
    Total fixed assets...............................................................      5,013     12,167
                                                                                       ---------  ---------
Accumulated depreciation.............................................................     (2,014)    (7,443)
                                                                                       ---------  ---------
    Fixed assets, net................................................................  $   2,999  $   4,724
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    The Company and its Affiliates lease computer equipment and office space for their operations. At December 31, 1997, the Company's aggregate future minimal rentals for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

                                                                                                REQUIRED
                                                                                                 MINIMUM
YEAR ENDING DECEMBER 31,                                                                        PAYMENTS
---------------------------------------------------------------------------------------------  -----------
1998.........................................................................................   $   3,091
1999.........................................................................................       2,735
2000.........................................................................................       2,413
2001.........................................................................................       2,094
2002.........................................................................................       2,603
Thereafter...................................................................................       4,547

    Consolidated rent expense for 1995, 1996 and 1997 was $493, $2,359 and $3,637, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                                                      AT DECEMBER 31,
                                                                                    --------------------
                                                                                      1996       1997
                                                                                    ---------  ---------
Accounts payable..................................................................  $     396  $     940
Accrued compensation..............................................................      9,264      6,480
Accrued rent......................................................................      3,509      2,769
Deferred revenue..................................................................        796      1,481
Accrued professional services.....................................................      1,350      2,552
Other.............................................................................        897      4,593
                                                                                    ---------  ---------
                                                                                    $  16,212  $  18,815
                                                                                    ---------  ---------
                                                                                    ---------  ---------

5. RETIREMENT PLANS

    AMG has a defined contribution retirement plan covering substantially all of its full-time employees and four of its Affiliates. Six of AMG's other Affiliates have separate defined contribution retirement plans. Under each of the plans, AMG and each Affiliate is able to make discretionary contributions to qualified plan participants up to IRS limits. Consolidated expenses related to these plans in 1995, 1996 and 1997 were $222, $656 and $1,020, respectively.

6. SENIOR BANK DEBT AND SUBORDINATED DEBT

    In December 1997, the Company replaced its $300 million revolving Credit Facility with a new $300 million revolving credit facility ("New Credit Facility"), with principal repayment due in December 2002. Interest is payable at rates up to 1.25% over the Prime Rate or up to 2.25% over LIBOR on amounts borrowed. The Company pays a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility. The Company had $159.5 million outstanding on the New Credit Facility at December 31, 1997.

    The effective interest rates on the outstanding borrowings were 6.5% and 7.2% at December 31, 1996 and 1997, respectively. All borrowings under the New Credit Facility are collateralized by pledges of all capital stock or other equity interests in each AMG Affiliate owned or to be acquired. The credit agreement contains certain financial covenants which require the Company to maintain specified minimum levels of net worth and interest coverage ratios and maximum levels of indebtedness, all as defined in the credit agreement. The credit agreement also limits the Company's ability to pay dividends and incur additional indebtedness.

    As of December 31, 1997, the Company is a party, with two major commercial banks as counterparties, to $185 million notional amount of swap contracts which are designed to limit interest rate increases on the Company's LIBOR-based borrowings. The swap contracts, upon quarterly reset dates, cap interest rates on the notional amounts at rates ranging between 6.67% and 6.78%. When LIBOR is at or below 5%, the Company's floating rate LIBOR debt is swapped for fixed rate debt at rates ranging between 6.67% and 6.78%. The hedging contracts limit the effects of the Company's payments of interest at equivalent LIBOR rates of 6.78% or less on up to $185 million of indebtedness. The contracts mature between March 2001 and October 2002.

    One of the Company's Affiliates also operates as a broker-dealer and must maintain specified minimum amounts of "net capital" as defined in SEC Rule 15c3-1. In connection with this requirement, the Affiliate has $800 of subordinated indebtedness which qualifies as net capital under the net capital rule. The subordinated indebtedness is subordinated to claims of general creditors and is secured by notes and marketable securities of certain of the Affiliate's management members.

7. INCOME TAXES

    A summary of the provision for income taxes, before the 1997 tax benefit of $846 related to the extraordinary item, is as follows:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
                                                                                            1995       1996       1997
                                                                                          ---------  ---------  ---------
Federal:
  Current...............................................................................  $      60  $      --  $      --
  Deferred..............................................................................        201       (233)       776
State:
  Current...............................................................................        514        397        352
  Deferred..............................................................................        (69)        17        236
                                                                                          ---------  ---------  ---------
Provision for income taxes..............................................................  $     706  $     181  $   1,364
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    The effective income tax rate differs from the amount computed on "income
(loss) before extraordinary item" by applying the U.S. federal income tax rate because of the effect of the following items:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1996       1997
                                                                                    ---------  ---------  ---------
Tax at U.S. federal income tax rate...............................................        (35)%       (35)%        35%
Nondeductible expenses, primarily amortization of intangibles.....................         54         21         15
State income taxes, net of federal benefit........................................         13         23         13
Valuation allowance...............................................................         --          6        (17)
                                                                                          ---        ---        ---
                                                                                           32%        15%        46%
                                                                                          ---        ---        ---
                                                                                          ---        ---        ---

    The components of deferred tax assets and liabilities are as follows:

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1996       1997
                                                                                     ---------  ---------
Deferred assets (liabilities):
  Net operating loss carryforwards.................................................  $   3,481  $  10,436
  Intangible amortization..........................................................     (4,950)    (9,238)
  Accrued compensation.............................................................      2,004        849
  Other, net.......................................................................        (58)       (58)
                                                                                     ---------  ---------
                                                                                           477      1,989
                                                                                     ---------  ---------
Valuation allowance................................................................       (477)    (1,989)
                                                                                     ---------  ---------
Net deferred income taxes..........................................................  $      --  $      --
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    At December 31, 1997, the Company had tax net operating loss ("NOL") carryforwards of approximately $25 million which expire beginning in the year 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. At December 31, 1997, management believed it was more likely than not that the Company's deferred tax asset of $1,989, arising primarily from NOL carryforwards, would not be realized and accordingly established a full valuation allowance against the asset. The Company will review the valuation allowance at the end of each reporting period and will make adjustments if it is determined that it is more likely than not that the NOL's will be realized.

8. CONTINGENCIES

    The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters that are probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

9. ACQUISITIONS AND COMMITMENTS

    1997

    During 1997, the Company acquired in purchase transactions majority interests in Gofen and Glossberg, GeoCapital and Tweedy, Browne. The Company also acquired additional interests in two of its existing Affiliates.

    The Company issued 10,667 shares of Class D Convertible Preferred Stock valued at $9.6 million as partial consideration in the GeoCapital transaction. The preferred stock was exchanged for 533,350 shares of the Company's Common Stock in connection with the Company's initial public offering.

    The results of operations of Gofen and Glossberg, GeoCapital and Tweedy, Browne are included in the consolidated results of operations of the Company from their respective dates of acquisition, May 7, 1997, September 30, 1997 and October 9, 1997.

    1996

    During 1996, the Company acquired in purchase transactions majority interests in First Quadrant and Burridge. In addition, the Company acquired additional partnership interests from limited partners of two of its existing Affiliates.

    On December 31, 1996, the Company issued notes in the amount of $6.7 million as partial consideration in the purchase to Burridge selling shareholders who remained as employees. On January 3, 1997, the notes were settled in cash for $5.2 million and the issuance of 1,715 shares of Series B-1 Voting Convertible Preferred Stock. The Convertible Preferred Stock was subsequently exchanged for 85,750 shares of Common Stock in connection with the Company's initial public offering.

    The results of operations of First Quadrant and Burridge are included in the consolidated results of operations of the Company from their respective dates of acquisition, March 28, 1996 and December 31, 1996.

    1995

    During 1995, the Company acquired in purchase transactions majority interests in Systematic, Skyline and Renaissance. The Company also made a minority investment in Paradigm. In connection with an Affiliate acquisition, the Company assumed an unconditional $3.2 million purchase obligation on the equity interests of limited partners which would be settled in either cash or the Company's stock. During 1997, the partners in that affiliate exchanged this unconditional right for new equity interests in this Affiliate.

    The results of operations of Systematic, Skyline and Renaissance are included in the consolidated results of operations of the Company from their respective dates of investment, May 16, 1995, August 31, 1995, and November 9, 1995. The net income associated with the Company's minority interest in Paradigm is included in the consolidated results of operations of the Company using the equity method from May 22, 1995, the date of investment.

    The total purchase price, including cash, notes, common and preferred stock and capitalized transaction costs, associated with these investments, is allocated as follows:

                                                                                  DECEMBER 31,
                                                                        --------------------------------
                                                                          1995       1996        1997
                                                                        ---------  ---------  ----------
Allocation of Purchase Price:
  Net tangible assets.................................................  $   1,720  $   2,198  $    5,924
  Intangible assets...................................................     39,800     35,040     331,421
  Minority investment.................................................        888         --          --
                                                                        ---------  ---------  ----------
    Total purchase price..............................................  $  42,408  $  37,238  $  337,345
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

    Unaudited pro forma data for the years ended December 31, 1996 and 1997 are set forth below, giving consideration to the acquisitions occurring in the respective two-year period, as if such transactions occurred as of the beginning of 1996, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments. This pro forma data has been prepared following Accounting Principles Board Opinion No. 16 ("APB 16").

                                                                                YEAR ENDED DECEMBER
                                                                                        31,
                                                                               ----------------------
                                                                                  1996        1997
                                                                               ----------  ----------
Revenues.....................................................................  $  120,999  $  147,159
Income before extraordinary item.............................................       1,366       7,230
Extraordinary item, net......................................................        (584)     (6,141)
Net income...................................................................         782       1,089

Income before extraordinary item per share--basic............................  $     0.08  $     0.41
Income before extraordinary item per share--diluted..........................        0.08        0.41
Net income per share--basic..................................................        0.04        0.06
Net income per share--diluted................................................        0.04        0.06

    In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified revenue targets over a five-year period, beginning with the date of AMG's investment, to make additional purchase payments of up to $23 million plus interest as applicable. These contingent payments, if achieved, will be settled for cash with most coming due beginning January 1, 2001 and January 1, 2002 and will be accounted for as an adjustment to the purchase price of the Affiliate. In addition, subject to achievement of performance goals, certain key Affiliate employees have options to receive additional equity interests in their Affiliates.

    Related to one of the Company's Affiliates, a former institutional shareholder is entitled to redeem a cash value warrant on April 30, 1999. Using the actual results of operations of this Affiliate to date, the cash value warrant had no value and, therefore, no amounts have been accrued in these financial statements.

10. EQUITY INVESTMENT

    In 1995, the Company purchased a 30% equity interest in Paradigm, which is accounted for under the equity method of accounting.

    Summarized financial information for Paradigm is as follows:

                                                                                         AT DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1997
                                                                                       ---------  ---------
Balance Sheet Data:
Current assets.......................................................................  $     756  $     965
Non current assets...................................................................        492        513
                                                                                       ---------  ---------
    Total assets.....................................................................  $   1,248  $   1,478
                                                                                       ---------  ---------
                                                                                       ---------  ---------

Current liabilities..................................................................  $     493  $     416
Non current liabilities..............................................................         --         --
                                                                                       ---------  ---------
    Total liabilities................................................................  $     493  $     416
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                                                 FOR THE PERIOD
                                                  MAY 22, 1995            FOR THE            FOR THE
                                              (DATE OF ACQUISITION)     YEAR ENDED         YEAR ENDED
                                              TO DECEMBER 31, 1995   DECEMBER 31, 1996  DECEMBER 31, 1997
                                              ---------------------  -----------------  -----------------
Statement of Earnings Data:
Total revenues..............................        $     894            $   2,051          $   3,078
Operating and other expenses................              840                1,488              2,630
                                                        -----               ------             ------
Net Income..................................        $      54            $     563          $     448
                                                        -----               ------             ------
                                                        -----               ------             ------

11. PUTS AND CALLS

    To ensure the availability of continued ownership participation to future key employees, the Company has options to repurchase ("Calls") certain equity interests in Affiliates owned by partners or members. The options were exercisable beginning in 1997. In addition, Affiliate management owners have options ("Puts"), exercisable beginning in the year 2000, which require the Company to purchase certain portions of their equity interests at staged intervals. The Company is also obligated to purchase ("Purchase") such equity interests in Affiliates upon death, disability or termination of employment. All of the Puts and Purchases would take place based on a multiple of the respective Affiliate's Owners' Allocation but using reduced multiples for terminations for cause or for voluntary terminations occurring prior to agreed upon dates, all as defined in the general partnership, limited partnership or limited liability company agreements of the Affiliates. Resulting payments made to former owners of acquired Affiliates are accounted for as adjustments to the purchase price for such Affiliates. Payments made to equity holders who have been awarded equity interests in connection with their employment are accrued, net of estimated forfeitures, over the service period as equity-based compensation.

    The Company's contingent obligations under the Put and Purchase arrangements at December 31, 1997 ranged from $5.3 million on the one hand, assuming all such obligations occur due to early terminations or terminations for cause, and $145.3 million on the other hand, assuming all such obligations occur due to death, disability or terminations without cause. The Put and Purchase amounts above were calculated based upon $20.1 million of average annual historical Owners' Allocation. Assuming the closing of all such Put and Purchase transactions, AMG would own all the prospective Owners' Allocations.

12. STOCKHOLDERS' EQUITY

    COMMON STOCK

    The Company had 43,000,000 authorized shares of Common Stock (including Class B Common Stock) with a par value of $.01 per share of which 987,500 and 17,703,617 shares were issued and outstanding at December 31, 1996 and 1997, respectively.

    INITIAL PUBLIC OFFERING

    On November 21, 1997, the Company completed an initial public offering ("IPO"), issuing 8,625,000 shares of Common Stock. In November 1997, the Company also issued 78,667 shares of Common Stock to limited partners of an Affiliate in return for equity interests in that Affiliate.

    The Company's Board of Directors authorized a 50-for-1 stock split effected in the form of a stock dividend on the Company's authorized and outstanding Common Stock. The stock dividend was effective immediately prior to the Company's IPO. Where applicable, these Consolidated Financial Statements and Notes thereto reflect the Common Stock split on a retroactive basis.

    PREFERRED STOCK

    At December 31, 1997, the Company had 5,000,000 authorized shares of preferred stock ("Preferred Stock"), par value $.01, with no shares issued.

    At December 31, 1996, the Company had two classes of convertible preferred stock ("Convertible Preferred Stock"), par value $.01. There were 80,000 authorized and issued shares of Class A Convertible Preferred Stock. The Company also had two series of Class B Preferred Stock. There were 34,328 authorized and 14,131 issued shares of Series B-1 Voting Convertible Preferred Stock and 19,403 shares authorized and issued of Series B-2 Non-Voting Convertible Preferred Stock. During 1997, the Company issued 1,715 shares of Series B-1 Convertible Preferred Stock as partial consideration in the Burridge investment and 10,667 shares of Class D Convertible Preferred Stock in the GeoCapital investment. Also during 1997, Chase Equity Associates purchased 5,333 shares of Class C Convertible Preferred Stock and warrants to purchase 28,000 shares of Class C Convertible Preferred Stock, which were subsequently exercised. On November 21, 1997, the date of the Company's initial public offering, all issued shares of Convertible Preferred Stock, a total of 159,249 shares, were converted 1-for-50 into the Company's Common Stock, for a total of 7,962,450 common shares. At December 31, 1997 there were no shares of Convertible Preferred Stock authorized or issued.

    STOCK INCENTIVE PLANS

    The Company has established three incentive stock plans ("Stock Plans"), primarily to incent key employees, under which it is authorized to grant incentive and non-qualified stock options and to grant or sell shares of stock which are subject to certain restrictions ("Restricted Stock"). At December 31, 1997, a total of 2,300,000 shares of Common Stock have been reserved for issuance under these plans, with a total of 337,500 shares of Restricted Stock sold and 682,500 stock options granted. The plans are administered by a committee of the Board of Directors. Restricted Stock sales were made at their then fair market value, as approved by the Board of Directors of the Company, and generally vest over three years and are subject to significant forfeiture provisions and other restrictions. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant.

    The 1994 Incentive Stock Plan (the "1994 Plan") provides for the issuance of 125,000 shares of Common Stock. As of December 31, 1997, the Company had sold an aggregate of 125,000 shares of Restricted Stock under the 1994 Plan. These shares vest over periods ranging up to four years. At December 31, 1997, 112,500 of these shares were vested.

    The 1995 Incentive Stock Plan (the "1995 Plan") provides for the issuance of 425,000 shares of Common Stock. As of December 31, 1997, the Company had sold an aggregate 212,500 shares of Restricted Stock under the 1995 Plan. In 1997, the Company granted options to purchase 92,500 shares to officers of the Company with an exercise price of $9.10 per share. These options vest over a three year period ending December 31, 1999. As of December 31, 1997, none of the options granted under the 1995 Plan had been exercised. The Company does not intend to make any further grants under the 1995 Plan.

    The 1997 Stock Option and Incentive Plan (the "1997 Plan") provides for the issuance of 1,750,000 shares of Common Stock. In connection with the Company's initial public offering on November 21, 1997, the Company granted options to purchase 590,000 shares of Common Stock to officers and employees of the Company with an exercise price of $23.50 per share. These options are exercisable over seven years, with 15% exercisable on each of the first six anniversaries of the date of grant and 10% exercisable on the seventh anniversary of the date of grant. The vesting period of these options will be accelerated upon a change in control of the Company or upon the achievement of certain financial goals. On December 11, 1997, the Company granted an option to purchase 10,000 shares of Common Stock, with an exercise price of $24.94 per share, to a newly elected director of the Company. This option becomes exercisable in equal installments of 625 shares on the first day of each calendar quarter commencing April 1, 1998. The vesting period of this option will be accelerated upon a change in control of the Company. As of December 31, 1997, none of the options granted under the 1997 Plan had been exercised.

    The following is a summary of outstanding and exercisable options under the Stock Plans at December 31, 1997:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                      EXERCISE     EXERCISE
                                                                        PRICE        PRICE       OPTIONS    EXPIRATION
                                                           SHARES     ($/SHARE)    ($/SHARE)   EXERCISABLE     DATE
                                                          ---------  -----------  -----------  -----------  -----------
Options outstanding at December 31, 1996................         --                       --           --
Options granted.........................................     92,500   $    9.10                    30,833      5/31/07
Options granted.........................................    590,000   $   23.50                        --     11/26/07
Options granted.........................................     10,000   $   24.94                        --     12/10/07
Options exercised.......................................         --                                    --
Options canceled........................................         --                                    --
                                                          ---------               -----------  -----------
Options outstanding at December 31, 1997................    692,500                $   21.60       30,833
                                                          ---------               -----------  -----------
                                                          ---------               -----------  -----------

    SUPPLEMENTAL DISCLOSURE FOR EQUITY-BASED COMPENSATION

    The Company continues to apply APB 25 and related interpretations in accounting for its sales of Restricted Stock, grants of stock options and equity-based interests in Affiliates. FAS 123 defines a fair value method of accounting for the above arrangements whose impact requires disclosure. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the expected service period. The required disclosures under FAS 123 as if the Company had applied the new method of accounting are made below.

    Had compensation cost for the Company's equity-based compensation arrangements been determined based on the fair value at grant date for awards subsequent to January 1, 1995, consistent with the requirements of FAS 123, the Company's net (loss) and net (loss) per share would have been as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1995       1996       1997
                                                                          ---------  ---------  ---------
Net (loss)--as reported.................................................  $  (2,936) $  (2,372) $  (8,368)
Net (loss)--FAS 123 pro forma...........................................     (3,091)    (2,141)    (8,837)
Net (loss) per share--basic--as reported................................      (2.95)     (5.49)     (3.69)
Net (loss) per share--basic--FAS 123 pro forma..........................      (3.10)     (4.96)     (3.89)
Net (loss) per share--diluted--as reported..............................      (2.95)     (5.49)     (1.02)
Net (loss) per share--diluted--FAS 123 pro forma........................      (3.10)     (4.96)     (1.07)

    Solely for purposes of providing the pro forma disclosures required by FAS 123, the fair value of each option grant was estimated on the date of grant using the minimum value method prior to the initial public offering and the Black-Scholes option-pricing model after the offering, with the following weighted average assumptions used for grants of options.

                                                                                      YEAR ENDED DECEMBER
                                                                                              31,
                                                                                      --------------------
                                                                                        1995       1997
                                                                                      ---------  ---------
Dividend yield......................................................................          0%         0%
Volatility..........................................................................          0%        26%
Risk-free interest rates............................................................        6.5%      5.96%
Expected option lives in years......................................................       11.3        6.7
Assumed forfeiture rate.............................................................          0%      29.3%

    The estimated fair value of grants of stock options and equity-based interests in Affiliates was $2.9 million and $4.6 million for 1995 and 1997, respectively. There were no grants in 1996.

13. EARNINGS (LOSS) PER SHARE

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). This standard became effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted FAS 128 for its fiscal year ended December 31, 1997 and has restated prior-period EPS data to conform to the new standard.

    The calculation for the basic earnings per share is based on the weighted average of common shares outstanding during the period. The calculation for the diluted earnings per share is based on the weighted average of common and common equivalent shares outstanding during the period except where the inclusion of common equivalent shares has an anti-dilutive effect. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for "income (loss) before extraordinary item" for the three years ended December 31, 1997.

                                                                  1995           1996           1997
                                                              -------------  -------------  ------------
Numerator:
  Income (loss) before extraordinary item...................  $  (2,936,000) $  (1,389,000) $  1,643,000
Denominator:
  Average shares outstanding--basic.........................        996,144        431,908     2,270,684
  Convertible preferred stock...............................             --             --     5,496,330
  Stock options and unvested restricted stock...............             --             --       468,515
                                                              -------------  -------------  ------------
Average shares outstanding--diluted.........................        996,144        431,908     8,235,529
                                                              -------------  -------------  ------------
                                                              -------------  -------------  ------------
Income (loss) before extraordinary item per share:
  Basic.....................................................  $       (2.95) $       (3.22) $       0.72
  Diluted...................................................  $       (2.95) $       (3.22) $       0.20

    Because the computation of diluted EPS shall not assume exercise of securities that would have an anti-dilutive effect on earnings per share, as is the case in a loss year before extraordinary items, the effect of 3,512,576 and 5,585,382 outstanding shares of convertible preferred stock and 443,034 and 510,421 of unvested shares of restricted common stock were excluded from the diluted calculation in 1995 and 1996, respectively.

14. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    FASB Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable, and other items as defined in FAS 107.

    Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

    Quoted market prices are used when available, otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale; nor are there plans to settle liabilities prior to contractual maturity. Additionally, FAS 107 allows companies to use a wide range of valuation techniques, therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

    The following tables present a comparison of the carrying value and estimated fair value of the Company's financial instruments at December 31, 1996 and 1997:

                                                                                      DECEMBER 31, 1996
                                                                                    ----------------------
                                                                                    CARRYING    ESTIMATED
                                                                                      VALUE    FAIR VALUE
                                                                                    ---------  -----------
Financial assets:
  Cash and cash equivalents.......................................................  $   6,767   $   6,767
Financial liabilities:
  Notes payable to related parties................................................     (7,379)     (7,374)
  Senior bank debt................................................................    (33,400)    (33,400)
Off-balance sheet financial instruments:
  Interest-rate hedging agreements................................................         --        (763)

                                                                                    DECEMBER 31, 1997
                                                                                  ----------------------
                                                                                   CARRYING   ESTIMATED
                                                                                    VALUE     FAIR VALUE
                                                                                  ----------  ----------
Financial assets:
  Cash and cash equivalents.....................................................  $   23,046  $   23,046
Financial liabilities:
  Senior bank debt..............................................................    (159,500)   (159,500)
Off-balance sheet financial instruments:
  Interest-rate hedging agreements..............................................          --      (2,528)

    The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The fair value of notes payable to related parties was calculated with a discounted cash flow model using existing payment terms and the prime rate. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on three-month LIBOR. The fair value of interest rate hedging agreements are quoted market prices based on the estimated amount necessary to terminate the agreements.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations of the Company for 1996 and 1997. The amounts are in thousands except for the per share amounts.

                                                                                   1996
                                                               --------------------------------------------
                                                                  FIRST      SECOND      THIRD     FOURTH
                                                                 QUARTER     QUARTER    QUARTER    QUARTER
                                                               -----------  ---------  ---------  ---------
Revenues.....................................................   $   6,756   $  12,739  $  12,675  $  18,214
Operating income.............................................       1,686       2,227      2,087      1,171
Income (loss) before income taxes and extraordinary item.....       1,024        (320)       291     (2,203)
Income (loss) before extraordinary item......................   $   1,196   $    (469) $     (25) $  (2,091)
Income (loss) before extraordinary item per share-- basic....   $    3.50   $   (1.07) $   (0.05) $   (4.33)
Income (loss) before extraordinary item per share--
  diluted....................................................   $    0.19   $   (1.07) $   (0.05) $   (4.33)

                                                                                 1997
                                                              ------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH
                                                               QUARTER    QUARTER    QUARTER    QUARTER
                                                              ---------  ---------  ---------  ---------
Revenues....................................................  $  16,568  $  16,302  $  20,410  $  42,007
Operating income............................................      3,561      2,141      3,270     13,589
Income (loss) before income taxes and extraordinary item....      1,220       (419)       253      1,953
Income before extraordinary item............................  $     674  $      32  $     127  $     810
Income before extraordinary item per share--basic...........  $    1.31  $    0.06  $    0.21  $    0.11
Income before extraordinary item per share--diluted.........  $    0.10  $      --  $    0.02  $    0.07

    During the fourth quarter of 1997, the Company completed its investment in Tweedy, Browne. The Company also completed an initial public offering of its shares of Common Stock. The Company used the net proceeds of the initial public offering to repay outstanding indebtedness and recognized an extraordinary write-off of $10,011, net of taxes (representing $(1.37) and $(0.81) per share on a basic and diluted basis, respectively) from the early retirement of such indebtedness.

16. EVENTS SUBSEQUENT TO DECEMBER 31, 1997

    On March 20, 1998, the Company completed its investment in Essex Investment Management Company, LLC ("Essex"). The Company paid $69.6 million in cash and the assumption of debt and 1,750,942 shares of its Class C Convertible Non-Voting Stock, $.01 par value per share (the "Class C Stock"). Each share of Class C Stock converts into one share of Common Stock upon the earlier of March 20, 1999, or certain extraordinary events.

    The total purchase price including cash, stock and capitalized transaction costs associated with this investment is allocated as follows:

Allocation of Purchase Price:
  Net tangible assets.............................................  $   7,408
  Intangible assets...............................................     93,386
                                                                    ---------
      Total purchase price........................................  $ 100,794
                                                                    ---------
                                                                    ---------

    The amortization periods used for intangible assets related to this investment are 28 years for acquired client relationships and 30 years for goodwill. Unaudited pro forma data for the years ended December 31, 1996 and 1997 are set forth below, giving consideration to the Essex investment and investments occurring in the two years ended December 31, 1997, as if such transactions had occurred as of the beginning of 1996, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments. This pro forma data has been prepared following APB 16.

                                                                                   YEAR ENDED DECEMBER
                                                                                           31,
                                                                                  ----------------------
                                                                                     1996        1997
                                                                                  ----------  ----------
Revenues........................................................................  $  153,771  $  186,258
Income before extraordinary item................................................       3,155      10,181
Extraordinary item, net.........................................................        (584)     (6,141)
Net income......................................................................       2,571       4,040

Income before extraordinary item per share--basic...............................  $     0.16  $     0.53
Income before extraordinary item per share--diluted.............................        0.16        0.52
Net income per share--basic.....................................................        0.13        0.21
Net income per share--diluted...................................................        0.13        0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information in Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a)(1)  Financial Statements: See Item 8

      (2)  Financial Statement Schedule: See Page 56

    (3)    Exhibits

      2.1  Purchase Agreement dated August 15, 1997 by and among the Registrant, Tweedy, Browne
             Company L.P. and the partners of Tweedy, Browne Company L.P. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the
             Commission upon request) (2)

      2.2  Agreement and Plan of Reorganization dated August 15, 1997 by and among the
             Registrant, AMG Merger Sub, Inc., GeoCapital Corporation, GeoCapital, LLC and the
             stockholders of GeoCapital Corporation (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request)
             (2)

      2.3  Stock Purchase Agreement dated as of January 17, 1996 by and among the Registrant,
             First Quadrant Holdings, Inc., Talegen Holdings, Inc., certain employees of First
             Quadrant Corp. and the other parties identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

      2.4  Amendment to Stock Purchase Agreement by and among the Registrant, First Quadrant
             Holdings, Inc., Talegen Holdings, Inc., certain managers of First Quadrant Corp.
             and the Management Corporations identified therein, effective as of March 28, 1996
             (2)

      2.5  Partnership Interest Purchase Agreement dated as of June 6, 1995 by and among the
             Registrant, Mesirow Asset Management, Inc., Mesirow Financial Holdings, Inc.,
             Skyline Asset Management, L.P., certain managers of Mesirow Asset Management, Inc.
             and the Management Corporations identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

      2.6  Amendment, made by and among Mesirow Financial Holdings, Inc. and the Registrant, to
             Partnership Interest Purchase Agreement by and among the Registrant, Mesirow Asset
             Management, Inc., Mesirow Financial Holdings, Inc., Skyline Asset Management,
             L.P., certain managers of Mesirow Asset Management, Inc. and the Management
             Corporations identified therein, effective as of August 30, 1995 (2)

      2.7  Agreement and Plan of Reorganization dated January 15, 1998 by and among the
             Registrant, Constitution Merger Sub, Inc., Essex Investment Management Company,
             Inc. and certain of the stockholders of Essex Investment Management Company, Inc.
             (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request)(1)

      2.8  Amendment to Agreement and Plan of Reorganization dated March 19, 1998 by and among the Registrant, Constitution Merger Sub, Inc., Essex Investment Management
             Company, Inc. and certain of the stockholders of Essex Investment Management
             Company, Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request)(1)

      3.1  Amended and Restated Certificate of Incorporation (2)

      3.2  Amended and Restated By-laws (2)

      4.1  Specimen certificate for shares of Common Stock of the registrant (2)

      4.2  Credit Agreement dated as of December 22, 1997 by and among Chase Manhattan Bank,
             NationsBank, N.A. and the other lenders identified therein and the Registrant
             (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

      4.3  Stock Purchase Agreement dated November 7, 1995 by and among the Registrant, TA
             Associates, NationsBank, The Hartford, and the additional parties listed on the signature pages thereto (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

      4.4  Preferred Stock and Warrant Purchase Agreement dated August 15, 1997 between the
             Registrant and Chase Equity Associates (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request)
             (2)

      4.5  Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement dated as of
             October 9, 1997 between the Registrant and Chase Equity Associates (2)

      4.6  Securities Purchase Agreement dated August 15, 1997 between the registrant and Chase
             Equity Associates (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

      4.7  Securities Purchase Agreement Amendment No. 1 dated as of October 9, 1997 between the Registrant and Chase Equity Associates (2)

     10.1  Amended and Restated Stockholders' Agreement dated October 9, 1997 by and among the
             Registrant and TA Associates, NationsBank, The Hartford, Chase Capital and the
             additional parties listed on the signature pages thereto (2)

     10.2  Tweedy, Browne Company LLC Limited Liability Company Agreement dated October 9, 1997 by and among the Registrant and the other members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

     10.3  GeoCapital, LLC Amended and Restated Limited Liability Company Agreement dated
             September 30, 1997 by and among the Registrant and the members identified therein
             (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

     10.4  First Quadrant, L.P. Amended and Restated Limited Partnership Agreement dated March
             28, 1996 by and among the Registrant and the partners identified therein
             (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

     10.5  Amendment to First Quadrant, L.P. Amended and Restated Limited Partnership Agreement
             by and among the Registrant and the partners identified therein, effective as of
             October 1, 1996 (2)

     10.6  Second Amendment to First Quadrant, L.P. Amended and Restated Limited Partnership
             Agreement by and among the Registrant and the partners identified therein, effective as of December 31, 1996 (2)

     10.7  First Quadrant U.K., L.P. Limited Partnership Agreement dated March 28, 1996 by and among the Registrant and the partners identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

     10.8  Skyline Asset Management, L.P. Amended and Restated Limited Partnership Agreement
             dated August 31, 1995 by and among the Registrant and the partners identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)

     10.9  Amendment to Skyline Asset Management, L.P. Amended and Restated Limited Partnership
             Agreement by and among the Registrant and the partners identified therein, effective as of August 1, 1996 (2)

     10.10 Second Amendment to Skyline Asset Management, L.P. Amended and Restated Limited
             Partnership Agreement by and among the Registrant and the partners identified therein, effective as of December 31, 1996 (2)

     10.11 Affiliated Managers Group, Inc. 1997 Stock Option and Incentive Plan (2)

     10.13 Affiliated Managers Group, Inc. 1995 Incentive Stock Plan (2)

     10.14 Form of Tweedy, Browne Employment Agreement (2)

     10.15 Essex Investment Management Company, LLC Amended and Restated Limited Liability
             Company Agreement dated March 20, 1998 by and among the Registrant and the members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)

     10.16 Form of Essex Employment Agreement (1)

     21.1  Schedule of Subsidiaries (1)

     27.1  Financial Data Schedule (1)

------------------------

(1) Filed herewith

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of Affiliated Managers Group, Inc. is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                             Coopers & Lybrand L.L.P.

Boston, Massachussetts

February 10, 1998

                                  Schedule II
                       Valuation and Qualifying Accounts

INCOME TAX VALUATION ALLOWANCE

                                               ADDITIONS
                                   BALANCE    CHARGED TO   DEDUCTIONS    BALANCE
          YEAR ENDING             BEGINNING    COSTS AND       AND       END OF
         DECEMBER 31,             OF PERIOD    EXPENSES    WRITE-OFFS    PERIOD
-------------------------------  -----------  -----------  -----------  ---------
                                                  (IN THOUSANDS)

1995................              $      --    $      --    $      --   $      --

1996................                     --          477           --         477

1997................                    477        1,512           --       1,989

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFFILIATED MANAGERS GROUP, INC.
                                (Registrant)
Date: March 31, 1998

                                By:             /s/ WILLIAM J. NUTT
                                     -----------------------------------------
                                                  William J. Nutt
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                                        TITLE                                DATE
----------------------------------------  --------------------------------------------------  -------------------

          /s/ WILLIAM J. NUTT             President, Chief Executive Officer and Chairman of
----------------------------------------    the Board of Directors (Principal Executive         March 31, 1998
           (William J. Nutt)                Officer)

          /s/ BRIAN J. GIRVAN             Senior Vice President, Chief Financial Officer and
----------------------------------------    Treasurer (Principal Financial and Principal        March 31, 1998
           (Brian J. Girvan)                Accounting Officer)

          /s/ RICHARD E. FLOOR
----------------------------------------  Director                                              March 31, 1998
           (Richard E. Floor)

          /s/ ROGER B. KAFKER
----------------------------------------  Director                                              March 31, 1998
           (Roger B. Kafker)

         /s/ P. ANDREWS MCLANE
----------------------------------------  Director                                              March 31, 1998
          (P. Andrews Mclane)

         /s/ JOHN M.B. O'CONNOR
----------------------------------------  Director                                              March 31, 1998
          (John M.B. O'Connor)

          /s/ W.W. WALKER, JR.
----------------------------------------  Director                                              March 31, 1998
           (W.W. Walker, Jr.)

          /s/ WILLIAM F. WELD
----------------------------------------  Director                                              March 31, 1998
           (William F. Weld)