Form 10-Q
period 1998-03-31
AFFILIATED MANAGERS GROUP INC
filed 1998-05-15
CIK 1004434

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q

(MARK ONE)
               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                          OR
             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________


                           Commission File Number 001-13459

                           AFFILIATED MANAGERS GROUP, INC.
                           -------------------------------
                (Exact name of registrant as specified in its charter)




                  Delaware                               04-3218510
                  --------                               ----------
      (State or other jurisdiction of           (IRS Employer Identification
       incorporation or organization)                     Number)


              Two International Place, Boston, Massachusetts  02110
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 747-3300
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]  No [   ]


     Number of shares of the registrant's Common Stock outstanding at May 14, 1998: 17,703,617 including 2,636,800 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                          PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AFFILIATED MANAGERS GROUP, INC.

                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                                                               March 31,         December 31,
                                                                                                  1998               1997
                                                                                              ------------       ------------
                                                                                               (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   29,504        $   22,766
    Investment advisory fees receivable . . . . . . . . . . . . . . . . . . . . . . . . .          32,117            27,061
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,401             2,231
                                                                                               ----------        ----------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,022            52,058

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,194             4,724
Equity investment in Affiliate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,279             1,237
Acquired client relationships, net of accumulated amortization
    of $7,923 in 1998 and $6,142 in 1997  . . . . . . . . . . . . . . . . . . . . . . . .         166,852           142,875
Goodwill, net of accumulated amortization of $15,550 in 1998
    and $13,502 in 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         314,635           249,698
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,733             6,398
                                                                                               ----------        ----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  560,715        $  456,990
                                                                                               ----------        ----------
                                                                                               ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .      $  17,427         $   18,815
Senior bank debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        222,300            159,500
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,866              1,656
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            800                800
                                                                                               ----------        ----------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        244,393            180,771


Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,092             16,479

Stockholders' equity:
Convertible stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     30,992                 --
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        177                177
Additional paid-in capital on common stock  . . . . . . . . . . . . . . . . .                    273,475            273,475
Accumulated other comprehensive income  . . . . . . . . . . . . . . . . . . .                          6                (30)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (9,420)           (13,882)
                                                                                               ----------        ----------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .                    295,230           259,740
                                                                                               ----------        ----------
      Total liabilities and stockholders' equity . . . . . . . . . . . . . . .                 $  560,715        $  456,990
                                                                                               ----------        ----------
                                                                                               ----------        ----------

     The accompanying notes are an integral part of the consolidated financial statements.

                          AFFILIATED MANAGERS GROUP, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                              -------------------------------
                                                                                                  1998               1997
                                                                                              ------------       ------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     45,723       $     16,568
Operating expenses:
   Compensation and related expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,615              7,906
   Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,829                988
   Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . . . . .             513                234
   Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .           6,783              2,947
   Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,290                932
                                                                                              ------------       ------------
                                                                                                    29,030             13,007
                                                                                              ------------       ------------
          Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,693              3,561

Non-operating (income) and expenses:
   Investment and other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (311)              (185)
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,074                786
                                                                                              ------------       ------------
                                                                                                     2,763                601
                                                                                              ------------       ------------
Income before minority interest and income taxes . . . . . . . . . . . . . . . . . . . . .          13,930              2,960
Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,493)            (1,740)
                                                                                              ------------       ------------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,437              1,220
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,975                546
                                                                                              ------------       ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,462       $        674
                                                                                              ------------       ------------
                                                                                              ------------       ------------

Net income per share -- basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       0.25       $       1.31
Net income per share -- diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       0.25       $       0.10

Average shares outstanding -- basic  . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,594,555            514,619
Average shares outstanding -- diluted  . . . . . . . . . . . . . . . . . . . . . . . . . .      18,176,428          6,832,900

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                              -------------------------------
                                                                                                  1998               1997
                                                                                              ------------       ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,462       $        674
Foreign currency translation adjustment, net of taxes  . . . . . . . . . . . . . . . . . .              36                (35)
                                                                                              ------------       ------------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,498       $        639
                                                                                              ------------       ------------
                                                                                              ------------       ------------

     The accompanying notes are an integral part of the consolidated financial statements.

                          AFFILIATED MANAGERS GROUP, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                              -------------------------------
                                                                                                  1998               1997
                                                                                              ------------       ------------
Cash flow from operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,462       $        674
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,829                988
   Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,613              2,403
   Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . . . . .             513                234
   Increase in deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,423                 --
Changes in assets and liabilities:
   (Increase) decrease in investment advisory fees receivable  . . . . . . . . . . . . . .          (5,056)               141
   (Increase) decrease in other current assets . . . . . . . . . . . . . . . . . . . . . .            (170)                12
   Decrease in accounts payable, accrued expenses and other liabilities  . . . . . . . . .          (1,601)            (2,460)
                                                                                              ------------       ------------
          Cash flow from operating activities  . . . . . . . . . . . . . . . . . . . . . .           9,013              1,992
                                                                                              ------------       ------------

Cash flow used in investing activities:
   Purchase of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (824)              (437)
   Costs of investments, net of cash acquired  . . . . . . . . . . . . . . . . . . . . . .         (64,173)                --
   Distribution received from Affiliate equity investment. . . . . . . . . . . . . . . . .             107                 --
   Decrease in other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (181)              (490)
                                                                                              ------------       ------------
         Cash flow used in investing activities  . . . . . . . . . . . . . . . . . . . . .         (65,071)              (927)
                                                                                              ------------       ------------

Cash flow from financing activities:
   Borrowings of senior bank debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72,300              6,500
   Repayments of senior bank debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,500)            (1,000)
   Repayments of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             (5,878)
   Issuances of equity securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 10
   Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (40)                --
                                                                                              ------------       ------------
         Cash flow from (used in) financing activities . . . . . . . . . . . . . . . . . .          62,760               (368)

Effect of foreign exchange rate changes on cash flow . . . . . . . . . . . . . . . . . . .              36                (36)
Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .           6,738                661
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .          22,766              6,767
                                                                                              ------------       ------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .    $     29,504       $      7,428
                                                                                              ------------       ------------
                                                                                              ------------       ------------

Supplemental disclosure of non-cash financing activities:
   Stock issued in acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     30,992       $      1,501

     The accompanying notes are an integral part of the consolidated financial statements.

     1.   BASIS OF PRESENTATION

       The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 includes additional information about AMG, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

       Effective January 1, 1998, AMG adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard requires that comprehensive income and its components be reported and displayed in a financial statement with the same prominence as other financial statements.

     2.   ACQUISITIONS

       On March 20, 1998, AMG acquired a 68% interest in Essex Investment Management Company, LLC ("Essex"). AMG paid $69.7 million, including transaction costs, in a combination of cash and the assumption of certain liabilities, and issued 1,750,942 shares of Series C Non-Voting Convertible Stock (the "Series C Stock"). Each share of Series C Stock will convert into one share of AMG's Common Stock, $.01 par value per share, on March 20, 1999, or upon certain extraordinary events, as defined. This transaction will be accounted for under the purchase method of accounting. The Company elected the automatic 60 day extension for filing financial statements in the Form 8-K filed in relation to its investment in Essex. The required financial statements and pro forma financial information will be filed by amendment to the Form 8-K on or before June 3, 1998.

     3.   INCOME TAXES

       A summary of the provision for income taxes is as follows (in thousands):

                                                                    For the Three Months
                                                                       Ended March 31,
                                                               -------------------------------
                                                                   1998               1997
                                                               ------------       ------------
       Federal:            Current . . . . . . . . . . . . .   $         --       $         --
                           Deferred  . . . . . . . . . . . .          2,120                311
       State:              Current . . . . . . . . . . . . .            552                141
                           Deferred  . . . . . . . . . . . .            303                 94
                                                               ------------       ------------
       Provision for income taxes  . . . . . . . . . . . . .   $      2,975       $        546
                                                               ------------       ------------
                                                               ------------       ------------

       In the first quarter of 1998, the Company has determined that because it is more likely than not that all of its tax net operating loss carryforwards will be utilized during 1998, its deferred tax valuation allowance is no longer necessary. Accordingly, the Company expects that the benefit of the reversal of the allowance will be realized ratably over the year.

     4.   EARNINGS PER SHARE

       The calculation for the basic earnings per share is based on the weighted average of common shares outstanding during the period. The calculation for the diluted earnings per share is based on the weighted average of common and common equivalent shares outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                 Three Months Ended March 31,
                                                               -------------------------------
                                                                   1998               1997
                                                               ------------       ------------
Numerator:
   Net income  . . . . . . . . . . . . . . . . . . . . . . .   $  4,462,000       $    674,000

Denominator:
   Average shares outstanding -- basic . . . . . . . . . . .     17,594,555            514,619
   Convertible stock . . . . . . . . . . . . . . . . . . . .        233,459          5,761,497
   Stock options and unvested restricted stock . . . . . . .        348,414            556,784
                                                               ------------       ------------
   Average shares outstanding -- diluted . . . . . . . . . .     18,176,428          6,832,900
                                                               ------------       ------------
                                                               ------------       ------------

Net income per share:

   Basic . . . . . . . . . . . . . . . . . . . . . . . . . .   $       0.25       $       1.31
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . .   $       0.25       $       0.10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on management's current views and assumptions regarding future events and financial performance. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed herein and in the "Business - Cautionary Statements" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and the Company will not undertake to release publicly the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or changes in circumstances after the date of such statements.

OVERVIEW

       The Company acquires equity positions in mid-sized investment management firms, and derives its revenues from such firms. AMG has a revenue sharing arrangement with each investment management firm in which it has an investment (each, an "Affiliate") which is contained in the organizational document of that Affiliate. Each such arrangement allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of the Affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate (including AMG), generally in proportion to their ownership of the Affiliate.

       The Affiliates' revenues are derived from the provision of investment management services for fees. Investment management fees are usually determined as a percentage fee charged on periodic values of a client's assets under management. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate if specified levels of investment performance are achieved. All references in this report to "assets under management" include assets directly managed as well as assets underlying overlay strategies which employ futures, options or other derivative securities to achieve a particular investment objective.

       Since its founding in December 1993, the Company has completed 11 investments in such firms. The most recent investment, in Essex Investment Management Company, LLC ("Essex"), was completed in March 1998. The Company completed investments in Gofen and Glossberg, L.L.C. ("Gofen and Glossberg"), GeoCapital, LLC ("GeoCapital") and Tweedy, Browne Company LLC ("Tweedy, Browne"), in May, September and October 1997, respectively.

       Assets under management increased by $8.6 billion to $54.3 billion at March 31, 1998 from $45.7 billion at December 31, 1997, in part due to the investment made in Essex. Excluding the initial assets under management of Essex at the Company's date of investment, assets under management increased by $4.0 billion as a result of $3.8 billion in market appreciation and $237 million from positive net client cash flows for the three months ended March 31, 1998.

       The Company's investments have been accounted for under the purchase method of accounting, under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships.
As a result of the series of investments made by the Company, intangible assets (collectively, acquired client relationships and goodwill are referred to as "intangible assets") constitute a substantial percentage of the assets of the Company. At March 31, 1998, the Company's total assets were $560.7 million, of which $166.9 million consisted of acquired client relationships and $314.6 million consisted of goodwill.

       The amortization period for intangible assets for each investment is assessed individually, with amortization periods for the Company's investments to date ranging from nine to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. In determining the amortization period for intangible assets acquired, the Company considers a number of factors including: the firm's historical and potential future operating performance; the firm's historical and potential future rates of attrition among clients; the stability and longevity of existing client relationships; the firm's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the firm's management team and the firm's history and perceived franchise or brand value. The Company performs a quarterly evaluation of intangible assets on an Affiliate-by-Affiliate basis to determine whether there has been any impairment in their carrying value or their useful lives. If impairment is indicated, then the carrying amount of intangible assets, including goodwill, will be reduced to their fair values.

       While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of the Company's operating expenses, management believes that it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Also, because the Company's distributions from its Affiliates are based on its share of Owners' Allocation, management has provided additional supplemental information for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Such measures are (i) EBITDA (earnings before interest expense, income taxes, depreciation and amortization), which the Company believes is useful to investors as an indicator of the Company's ability to service debt, make new investments and meet working capital requirements, and (ii) EBITDA as adjusted (earnings after interest expense and income taxes but before depreciation and amortization), which the Company believes is useful to investors as another indicator of funds available to the Company to make new investments or repay debt obligations.

QUARTER ENDED MARCH 31, 1998 AS COMPARED TO QUARTER ENDED MARCH 31, 1997

       The Company had net income of $4.5 million for the quarter ended March 31, 1998 compared to net income of $674,000 for the quarter ended March 31, 1997. The increase in net income resulted primarily from income from investments made subsequent to March 31, 1997. The Company invested in Gofen and Glossberg in May 1997, GeoCapital in September 1997 and Tweedy, Browne in October 1997, and included their results from their respective dates of investment. In addition, the Company invested in Essex on March 20, 1998 and its results were included in the results for the quarter ended March 31, 1998 for 11 days.

       Total revenues for the quarter ended March 31, 1998 were $45.7 million, an increase of $29.2 million over the quarter ended March 31, 1997, primarily as a result of the new investments subsequent to March 31, 1997.

       Total operating expenses increased by $16.0 million to $29.0 million for the quarter ended March 31, 1998 from $13.0 million for the quarter ended March 31, 1997. Compensation and related expenses increased by $8.7 million, amortization of intangible assets increased by $2.8 million, selling, general and administrative expenses increased by $3.9 million, and other operating expenses increased by $358,000. The increases in operating expenses are primarily due to the inclusion of the new Affiliates described above.

       Minority interest increased by $4.8 million to $6.5 million for the quarter ended March 31, 1998 from $1.7 million for the quarter ended March 31, 1997. This increase is a result of the addition of new Affiliates as described above and the Owners' Allocation growth at the Company's existing Affiliates.

       Interest expense increased by $2.3 million to $3.1 million for the quarter ended March 31, 1998 from $786,000 for the quarter ended March 31, 1997 as a result of the increased indebtedness incurred in connection with the investments described above.

       Income tax expense was $3.0 million for the quarter ended March 31, 1998 compared to $546,000 for the quarter ended March 31, 1997. The effective tax rate for the quarter ended March 31, 1998 was 40% compared to 45% for the quarter ended March 31, 1997. The change in effective tax rates from 1997 to 1998 is partially related to the reversal of the deferred tax asset valuation allowance in 1998.

       EBITDA increased by $11.7 million to $14.9 million for the quarter ended March 31, 1998 from $3.2 million for the quarter ended March 31, 1997, primarily as a result of the inclusion of new Affiliates as described above.

       EBITDA as adjusted increased by $6.9 million to $8.8 million for the quarter ended March 31, 1998 from $1.9 million for the quarter ended March 31, 1997 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $4.3 million for the quarter ended March 31, 1998 and $1.2 million for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1998, the Company had cash and cash equivalents of $29.5 million and outstanding borrowings under its revolving credit facility ("Credit Facility") of $222.3 million. The Credit Facility allows for borrowings up to $300 million (which may be increased to $400 million upon the approval of the lenders), bears interest at either LIBOR plus a margin or the Prime Rate plus a margin and matures during December 2002. In addition, the Company pays a commitment fee on the daily unused portion of the facility.

       On March 20, 1998, AMG acquired a 68% interest in Essex. AMG paid $69.7 million, including transaction costs, in a combination of cash and the assumption of certain liabilities, and issued 1,750,942 shares of AMG's newly designated Series C Non-Voting Convertible Stock (the "Series C Stock").
Each share of Series C Stock will convert into one share of AMG's Common Stock, $.01 par value per share, on March 20, 1999, or upon certain extraordinary events, as defined. AMG financed the cash portion of the purchase price with borrowings under its Credit Facility.

       In order to provide the funds necessary for the Company to continue to acquire interests in investment management firms, including additional investments in existing Affiliates, it will be necessary for the Company to incur, from time to time, additional long-term debt and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available or become available on terms acceptable to the Company.


                            PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       From time to time, the Company and its Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES

       On March 20, 1998, the Company issued 1,750,942 shares of AMG's newly designated Series C Non-Voting Convertible Stock (the "Series C Stock") to former stockholders of Essex Investment Management

Company, Inc. as partial consideration for its investment in Essex. Each share of Series C Stock will convert into one share of AMG's Common Stock, $.01 par value per share, on March 20, 1999, or upon certain extraordinary events, as defined. The Company believes that the issuance of the Series C Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof, based on the private nature of the transaction and the financial sophistication of the purchasers, each of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

       Nothing to report under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

               1 Current Report on Form 8-K dated March 20, 1998, reporting the Company's investment in Essex. The required financial statements and pro forma financial information will be filed by amendment to the Form 8-K on or before June 3, 1998.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AFFILIATED MANAGERS GROUP, INC.
                                       -------------------------------
                                       (Registrant)


/s/ Darrell W. Crate       on behalf of the Registrant as Senior Vice President       May 14, 1998
---------------------                 and Chief Financial Officer
(Darrell W. Crate)               (and also as Principal Financial and
                                     Principal Accounting Officer)