Form 10-Q
period 1998-06-30
AFFILIATED MANAGERS GROUP INC
filed 1998-08-13
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                        Commission File Number 001-13459

                         Affiliated Managers Group, Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   04-3218510
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

              Two International Place, Boston, Massachusetts 02110
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 747-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Number of shares of the registrant's Common Stock outstanding at August 13, 1998: 17,678,617, including 1,886,800 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock. In addition, unless otherwise specified, the term Common Stock excludes the 1,750,942 outstanding shares of the registrant's Class C Convertible Non-Voting Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             June 30,          December 31,
                                                                               1998                1997
                                                                           -------------      ---------------
                                                                            (unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents....................................            $   36,577          $   22,766
   Investment advisory fees receivable..........................                34,418              27,061
   Other current assets.........................................                 2,476               2,231
                                                                           -------------       --------------
     Total current assets.......................................                73,471              52,058

Fixed assets, net...............................................                 6,716               4,724
Equity investment in Affiliate..................................                 1,310               1,237
Acquired client relationships, net of accumulated amortization
   of $9,906 in 1998 and $6,142 in 1997.........................               164,878             142,875
Goodwill, net of accumulated amortization of $18,085 in 1998
   And $13,502 in 1997..........................................               311,917             249,698
Other assets....................................................                 8,005               6,398
                                                                           -------------       --------------
     Total assets...............................................            $  566,297          $  456,990
                                                                           -------------       --------------
                                                                           -------------       --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities........................            $   22,654          $   18,815
                                                                           -------------       --------------
     Total current liabilities..................................                22,654              18,815
Senior bank debt................................................               214,300             159,500
Other long-term liabilities.....................................                 7,229               1,656
Subordinated debt...............................................                   800                 800
                                                                           -------------       --------------
     Total liabilities..........................................               244,983             180,771

Minority interest...............................................                20,172              16,479

Stockholders' equity:
Convertible stock...............................................                30,992                 ---
Common stock....................................................                   177                 177
Additional paid-in capital on common stock......................               273,470             273,475
Accumulated other comprehensive income..........................                     8                 (30)
Accumulated deficit.............................................                (3,505)            (13,882)
                                                                           -------------       --------------
     Total stockholders' equity.................................               301,142             259,740
                                                                           -------------       --------------
     Total liabilities and stockholders' equity.................            $  566,297          $  456,990
                                                                           -------------       --------------
                                                                           -------------       --------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                  For the Three Months                For the Six Months
                                                     Ended June 30,                     Ended June 30,
                                              ------------------------------     ------------------------------
                                                  1998             1997              1998             1997
                                              -------------    -------------     -------------    -------------
Revenues................................       $   56,586      $    16,302        $  102,309      $    32,870
Operating expenses:
   Compensation and related expenses....           19,463            7,757            36,078           15,663
   Amortization of intangible assets....            4,518            1,055             8,347            2,043
   Depreciation and other amortization..              600              437             1,113              671
   Selling, general and administrative..            7,857            3,698            14,640            6,645
   Other operating expenses.............            1,915            1,214             3,205            2,146
                                              -------------    -------------     -------------    -------------
                                                   34,353           14,161            63,383           27,168
                                              -------------    -------------     -------------    -------------
          Operating income..............           22,233            2,141            38,926            5,702

Non-operating (income) and expenses:
   Investment and other income..........             (530)            (253)             (841)            (438)
   Interest expense.....................            3,929              921             7,003            1,707
                                              -------------    -------------     -------------    -------------
                                                    3,399              668             6,162            1,269
                                              -------------    -------------     -------------    -------------
Income before minority interest and
   income taxes.........................           18,834            1,473            32,764            4,433
Minority interest.......................           (8,976)          (1,892)          (15,469)          (3,632)
                                              -------------    -------------     -------------    -------------
Income before income taxes..............            9,858             (419)           17,295              801
Income taxes (benefit)..................            3,943             (451)            6,918               95
                                               -------------    -------------     -------------    -------------
Net income..............................      $     5,915      $        32       $    10,377      $       706
                                              -------------    -------------     -------------    -------------
                                              -------------    -------------     -------------    -------------
Net income per share - basic............       $     0.34      $      0.06        $     0.59      $      1.30
Net income per share - diluted..........       $     0.30      $      ---         $     0.55      $      0.10

Average shares outstanding - basic......       17,621,371          574,629        17,605,896          544,789
Average shares outstanding - diluted....       19,716,449        6,856,631        18,935,919        6,844,831


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)



                                                  For the Three Months                 For the Six Months
                                                     Ended June 30,                       Ended June 30,
                                              ------------------------------     --------------------------------
                                                  1998             1997              1998              1997
                                              -------------    -------------     -------------    ---------------

Net income..............................       $    5,915       $       32        $   10,377       $      706
Foreign currency translation
   adjustment, net of taxes.............                2               19                38              (16)
                                              -------------    -------------     -------------    ---------------
Comprehensive income....................       $    5,917       $       51        $   10,415       $      690
                                              -------------    -------------     -------------    ---------------
                                              -------------    -------------     -------------    ---------------


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                     -------------------------------
                                                                                         1998             1997
                                                                                     -------------    --------------

Cash flow from operating activities:
   Net income....................................................................      $  10,377      $      706
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets.............................................          8,347           2,043
   Minority interest.............................................................          3,693           2,131
   Depreciation and other amortization...........................................          1,113             671
Changes in assets and liabilities:
   (Increase) decrease in investment advisory fees receivable....................         (7,357)          3,821
   Increase in other current assets..............................................           (245)           (422)
   Increase (decrease) in accounts payable, accrued expenses and other
     liabilities.................................................................          9,412            (239)
                                                                                     -------------    -------------
          Cash flow from operating activities....................................         25,340           8,711
                                                                                     -------------    -------------

Cash flow used in investing activities:
   Purchase of fixed assets......................................................         (1,860)          (1,024)
   Costs of investments, net of cash acquired....................................        (64,000)         (10,867)
   Distribution received from Affiliate equity investment........................            263               54
   (Increase) decrease in other assets...........................................           (689)              40
                                                                                     -------------    -------------
         Cash flow used in investing activities..................................        (66,286)         (11,797)
                                                                                     -------------    -------------

Cash flow from financing activities:
   Borrowings of senior bank debt................................................         72,300           17,500
   Repayments of senior bank debt................................................        (17,500)          (2,000)
   Repayments of notes payable...................................................            ---           (5,878)
   Issuance (repurchase) of equity securities....................................             (5)              10
   Debt issuance costs...........................................................            (76)             ---
                                                                                     -------------    -------------
         Cash flow from financing activities.....................................         54,719            9,632

Effect of foreign exchange rate changes on cash flow.............................             38              (16)
Net increase in cash and cash equivalents........................................         13,811            6,530
Cash and cash equivalents at beginning of period.................................         22,766            6,767
                                                                                     -------------    -------------
Cash and cash equivalents at end of period.......................................    $    36,577      $    13,297
                                                                                     -------------    -------------
                                                                                     -------------    -------------

Supplemental disclosure of non-cash financing activities:
   Stock issued in acquisitions..................................................    $    30,992      $     1,501


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

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments. This standard is effective for financial statements for periods beginning after December 15, 1997, with restatement of comparative information for prior periods. The standard is not required to be applied to interim financial statements in the initial year of its application.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. FAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999.

         The Company does not believe that the implementation of FAS 131 or FAS 133 will have a material impact on the Company's financial statements.

2.       Income Taxes

         A summary of the provision for income taxes is as follows (in thousands):

                                                                     Three Months Ended June 30,
                                                                 -------------------------------------
                                                                       1998                 1997
                                                                 ----------------     ----------------

          Federal:       Current.............................    $         ---        $         ---
                         Deferred............................           3,371                 (311)
          State:         Current.............................              91                  (46)
                         Deferred............................             481                  (94)
                                                                 -----------------    ----------------
          Provision for income taxes.........................    $      3,943         $       (451)
                                                                 -----------------    ----------------
                                                                 -----------------    ----------------


         The Company has determined that because it is more likely than not that all of its tax net operating loss carryforwards will be utilized during 1998, its deferred tax valuation allowance is no longer necessary. Accordingly, the Company expects that the benefit of the reversal of the allowance will be realized ratably over the year.

3.       Earnings Per Share

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



                                                                            Three Months Ended June 30,
                                                                        ------------------------------------
                                                                             1998                1997
                                                                        ----------------    ----------------

      Numerator:
         Net income.................................................    $    5,915,000       $     32,000

      Denominator:
         Average shares outstanding - basic.........................        17,621,371            574,629
         Convertible stock..........................................         1,750,942          5,762,450
         Stock options and unvested restricted stock................           344,136            519,552
                                                                        ----------------    ----------------
         Average shares outstanding - diluted.......................        19,716,449          6,856,631
                                                                        ----------------    ----------------
                                                                        ----------------    ----------------

      Net income per share:
         Basic......................................................     $        0.34       $        0.06
         Diluted....................................................     $        0.30       $         ---


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management's current views and assumptions regarding future events and financial performance. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed herein and in the "Business - Cautionary Statements" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and the Company will not undertake to release publicly the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or changes in circumstances after the date of such statements.

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

         Assets under management were $54.9 billion at June 30, 1998, an increase of one percent during the quarter, and 20 percent year to date. Growth in assets under management for the quarter resulted from net client cash flows of $948.3 million, partially offset by negative investment performance at certain Affiliates. Year to date growth was driven by the addition of an Affiliate, as well as both net client cash flows of $1.2 billion and investment performance among the other Affiliates.

         Each of the Company's investments is accounted for under the purchase method of accounting, under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of the series of investments made by the Company, intangible assets (collectively, acquired client relationships and goodwill are referred to as "intangible assets") constitute a substantial percentage of the assets of the Company. At June 30, 1998, the Company's total assets were $566.3 million, of which $164.9 million consisted of acquired client relationships and $311.9 million consisted of goodwill.

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

Three Months Ended June 30, 1998 as Compared to Three Months Ended June 30, 1997

         The Company had net income of $5.9 million for the quarter ended June 30, 1998 compared to net income of $32,000 for the quarter ended June 30, 1997. The increase in net income resulted primarily from net income from new investments. The Company invested in Gofen and Glossberg, L.L.C. ("Gofen and Glossberg") in May 1997, GeoCapital, LLC ("GeoCapital") in September 1997, Tweedy, Browne Company LLC ("Tweedy, Browne") in October 1997, and Essex Investment Management Company, LLC ("Essex") in March 1998 (collectively, the "New Affiliates") and included their results from their respective dates of investment.

         Revenues for the quarter ended June 30, 1998 were $56.6 million, an increase of $40.3 million over the quarter ended June 30, 1997, primarily as a result of the addition of the New Affiliates.

         Operating expenses increased by $20.2 million to $34.4 million for the quarter ended June 30, 1998. Compensation and related expenses increased by $11.7 million, amortization of intangible assets increased by $3.5 million, selling, general and administrative expenses increased by $4.2 million, and other operating expenses increased by $701,000. The increases in operating expenses were primarily a result of the addition of the New Affiliates.

         Minority interest increased by $7.1 million to $9.0 million for the quarter ended June 30, 1998 primarily as a result of the addition of the New Affiliates.

         Interest expense increased by $3.0 million to $3.9 million for the quarter ended June 30, 1998 as a result of the increased indebtedness incurred in connection with the investments in the New Affiliates.

         Income tax expense was $3.9 million for the quarter ended June 30, 1998 compared to a tax benefit of $451,000 for the quarter ended June 30, 1997. The change in income tax expense is related to an increase in income before taxes in the quarter ended June 30, 1998 and the recognition of the benefit of the reversal of the Company's tax valuation allowance in the quarter ended June 30, 1997.

         EBITDA increased by $16.9 million to $18.9 million for the quarter ended June 30, 1998, primarily as a result of the inclusion of New Affiliates.

         EBITDA as adjusted increased by $9.5 million to $11.0 million for the quarter ended June 30, 1998 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $5.1 million for the quarter ended June 30, 1998.

Six Months Ended June 30, 1998 as Compared to Six Months Ended June 30, 1997

         The Company had net income of $10.4 million for the six months ended June 30, 1998 compared to net income of $706,000 for the six months ended June 30, 1997. The increase in net income resulted primarily from net income from the New Affiliates.

         Revenues for the six months ended June 30, 1998 were $102.3 million, an increase of $69.4 million over the six months ended June 30, 1997, primarily as a result of the addition of the New Affiliates.

         Operating expenses increased by $36.2 million to $63.4 million for the six months ended June 30, 1998. Compensation and related expenses increased by $20.4 million, amortization of intangible assets increased by $6.3 million, selling, general and administrative expenses increased by $8.0 million, and other operating expenses increased by $1.1 million. The growth in operating expenses was primarily a result of the addition of the New Affiliates.

         Minority interest increased by $11.8 million to $15.5 million for the six months ended June 30, 1998 primarily as a result of the addition of New Affiliates.

         Interest expense increased by $5.3 million to $7.0 million for the six months ended June 30, 1998 as a result of the increased indebtedness incurred in connection with the investments in the New Affiliates.

         Income tax expense was $6.9 million for the six months ended June 30, 1998 compared to $95,000 for the six months ended June 30, 1997. The change in income tax expense is related to an increase in income before taxes in the six months ended June 30, 1998 and the recognition of the benefit of the reversal of the Company's tax valuation allowance in the six months ended June 30, 1997.

         EBITDA increased by $28.5 million to $33.8 million for the six months ended June 30, 1998, primarily as a result of the inclusion of the New Affiliates.

         EBITDA as adjusted increased by $16.4 million to $19.8 million for the six months ended June 30, 1998 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $9.5 million for the six months ended June 30, 1998.

Liquidity and Capital Resources

         At June 30, 1998, the Company had cash and cash equivalents of $36.6 million and outstanding borrowings under its revolving credit facility ("Credit Facility") of $214.3 million. The Credit Facility allows for borrowings up to $300 million (which may be increased to $400 million upon the approval of the lenders) and matures in December 2002. The Company pays interest at either LIBOR plus a margin or the Prime Rate plus a margin, as well as a commitment fee on the daily unused portion of the facility.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Affiliated Managers Group, Inc. was held in Boston, Massachusetts on May 20, 1998. The following individuals were elected as directors to serve until the 1999 Annual Meeting of
Stockholders:

                   Director                        Shares Voted For           Shares Withheld
                   --------                        ----------------           ---------------
                   William J. Nutt                     13,770,724                    10,450
                   Richard E. Floor                    13,770,724                    10,450
                   P. Andrews McLane                   13,770,724                    10,450
                   John M.B. O'Connor                  13,770,724                    10,450
                   W.W. Walker, Jr.                    13,770,724                    10,450
                   William F. Weld                     13,777,924                     3,250


Item 5.  Other Information

         The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by stockholders of proposals intended to be presented at meetings of stockholders. These amendments, which became effective on June 29, 1998, included certain changes relating to management's ability to exercise discretionary proxy voting authority with respect to certain stockholder proposals. Due to the "advance notice" provisions contained in the Company's by-laws, the amendments relating to discretionary proxy voting authority will not affect the timing or treatment of stockholder proposals intended to be presented at the Company's 1999 Annual Meeting of Stockholders.

         Thus, as disclosed in the Proxy Statement delivered to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company on or before December 17, 1998 to be eligible for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors in connection with such meeting. Any stockholder proposals intended to be presented at the Company's 1999 Annual Meeting, other than stockholder proposals submitted pursuant to Exchange Act Rule 14a-8, must be received in writing by the Company no later than March 6, 1999, nor prior to January 20, 1999, together with all supporting documentation required by the Company's By-laws.

         Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         1 Current Report on Form 8-K dated March 20, 1998, as amended on June 3, 1998, reporting the Company's investment in Essex. The required financial statements and pro forma financial information are included in the June 3, 1998 amendment.

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


                                  AFFILIATED MANAGERS GROUP, INC.
                                  -------------------------------
                                  (Registrant)

    /s/ Darrell W. Crate        on behalf of the Registrant as   August 13, 1998
------------------------            Senior Vice President,
       (Darrell W. Crate)       Chief Financial Officer
                                    and Treasurer
                                    (and also as Principal
                                    Financial and Principal
                                    Accounting Officer)