Form 10-Q
period 1998-09-30
AFFILIATED MANAGERS GROUP INC
filed 1998-11-17
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number 001-13459

                         Affiliated Managers Group, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             04-3218510
                 --------                             ----------
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)            Identification Number)

              Two International Place, Boston, Massachusetts 02110
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 747-3300
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Number of shares of the registrant's Common Stock outstanding at November 13, 1998: 17,531,617, including 1,886,800 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock. In addition, unless otherwise specified, the term Common Stock excludes the 1,750,942 outstanding shares of the registrant's Series C Convertible Non-Voting Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     September 30,  December 31,
                                                          1998         1997
                                                      ------------  ------------
                                                       (unaudited)

                        ASSETS
Current assets:
   Cash and cash equivalents .......................    $  29,877   $  22,766
   Investment advisory fees receivable .............       35,384      27,061
   Other current assets ............................        3,532       2,231
                                                        ---------   ---------
    Total current assets ...........................       68,793      52,058

Fixed assets, net ..................................        6,829       4,724
Equity investment in Affiliate .....................        1,277       1,237
Acquired client relationships, net of accumulated
  amortization of $11,888 in 1998 and $6,142 in 1997      163,225     142,875
Goodwill, net of accumulated amortization of $20,633
  in 1998 and $13,502 in 1997 ......................      310,430     249,698
Other assets .......................................        7,226       6,398
                                                        ---------   ---------
    Total assets ...................................    $ 557,780   $ 456,990
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........    $  20,379   $  18,815
                                                        ---------   ---------
    Total current liabilities ......................       20,379      18,815
Senior bank debt ...................................      200,300     159,500
Other long-term liabilities ........................        9,614       1,656
Subordinated debt ..................................          800         800
                                                        ---------   ---------
    Total liabilities ..............................      231,093     180,771

Minority interest ..................................       21,264      16,479

Stockholders' equity:
Convertible stock ..................................       30,992          --
Common stock .......................................          177         177
Additional paid-in capital on common stock .........      273,414     273,475
Accumulated other comprehensive income .............           15         (30)
Retained earnings (deficit) ........................        2,359     (13,882)
                                                        ---------   ---------
                                                          306,957     259,740
Less treasury shares ...............................       (1,534)         --
                                                        ---------   ---------
    Total stockholders' equity .....................      305,423     259,740
                                                        ---------   ---------
    Total liabilities and stockholders' equity .....    $ 557,780   $ 456,990
                                                        =========   =========


   The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                           For the Three Months          For the Nine Months
                                           Ended September 30,           Ended September 30,
                                        --------------------------   --------------------------
                                            1998          1997           1998         1997
                                        ------------   -----------   ------------   -----------
Revenues .............................  $     55,892   $    20,410   $    158,201   $    53,280
Operating expenses:
   Compensation and related expenses .        19,281         9,947         55,359        25,610
   Amortization of intangible assets .         4,530         1,078         12,877         3,121
   Depreciation and other amortization           736           388          1,849         1,059
   Selling, general and administrative         8,190         4,412         22,830        11,057
   Other operating expenses ..........         1,806         1,315          5,011         3,461
                                        ------------   -----------   ------------   -----------
                                              34,543        17,140         97,926        44,308
                                        ------------   -----------   ------------   -----------
          Operating income ...........        21,349         3,270         60,275         8,972

Non-operating (income) and expenses:
   Investment and other income .......          (500)         (376)        (1,341)         (814)
   Interest expense ..................         3,564         1,000         10,567         2,707
                                        ------------   -----------   ------------   -----------
                                               3,064           624          9,226         1,893
                                        ------------   -----------   ------------   -----------
Income before minority interest and
   income taxes ......................        18,285         2,646         51,049         7,079
Minority interest ....................        (8,512)       (2,393)       (23,981)       (6,025)
                                        ------------   -----------   ------------   -----------
Income before income taxes ...........         9,773           253         27,068         1,054
Income taxes .........................         3,909           126         10,827           221
                                        ------------   -----------   ------------   -----------
Net income ...........................  $      5,864   $       127   $     16,241   $       833
                                        ============   ===========   ============   ===========

Net income per share - basic .........  $       0.33   $      0.21   $       0.92   $      1.48
Net income per share - diluted .......  $       0.30   $      0.02   $       0.85   $      0.12

Average shares outstanding - basic ...    17,627,839       602,038     17,613,291       564,082
Average shares outstanding - diluted .    19,546,983     6,862,428     19,146,658     6,850,761

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                           For the Three Months          For the Nine Months
                                           Ended September 30,           Ended September 30,
                                        --------------------------   --------------------------
                                            1998          1997           1998         1997
                                        ------------   -----------   ------------   -----------

Net income ...........................  $      5,864   $       127   $     16,241   $       833
Foreign currency translation
   adjustment, net of taxes ..........             7           (92)            45           (99)
                                        ------------   -----------   ------------   -----------
Comprehensive income .................  $      5,871   $        35   $     16,286   $       734
                                        ============   ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                        --------------------
                                                                           1998       1997
                                                                         --------   --------
Cash flow from operating activities:
   Net income .........................................................  $ 16,241   $    833
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets ..................................    12,877      3,121
   Depreciation and other amortization ................................     1,849      1,059
Changes in assets and liabilities:
   Increase in investment advisory fees receivable ....................    (8,323)      (212)
   Increase in other current assets ...................................    (1,301)    (2,304)
   Increase in accounts payable, accrued expenses and other liabilities     9,522      3,476
   Minority interest ..................................................     4,785        776
                                                                         --------   --------
          Cash flow from operating activities .........................    35,650      6,749
                                                                         --------   --------

Cash flow used in investing activities:
   Purchase of fixed assets ...........................................    (2,658)    (1,545)
   Costs of investments, net of cash acquired .........................   (65,389)   (25,315)
   Distribution received from Affiliate equity investment .............       495        135
   Increase in other assets ...........................................      (293)      (282)
                                                                         --------   --------
         Cash flow used in investing activities .......................   (67,845)   (27,007)
                                                                         --------   --------

Cash flow from financing activities:
   Borrowings of senior bank debt .....................................    74,300     31,900
   Repayments of senior bank debt .....................................   (33,500)    (2,000)
   Repayments of notes payable ........................................        --     (5,878)
   Issuance (repurchase) of equity securities .........................    (1,539)        10
                                                                         --------   --------
         Cash flow from financing activities ..........................    39,261     24,032

Effect of foreign exchange rate changes on cash flow ..................        45        (99)
Net increase in cash and cash equivalents .............................     7,111      3,675
Cash and cash equivalents at beginning of period ......................    22,766      6,767
                                                                         --------   --------
Cash and cash equivalents at end of period ............................  $ 29,877   $ 10,442
                                                                         ========   ========

Supplemental disclosure of non-cash financing activities:
   Stock issued in acquisitions .......................................  $ 30,992   $ 11,101

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

2.    Income Taxes

      A summary of the provision for income taxes is as follows (in thousands):


                                                         Three Months Ended
                                                            September 30,
                                                        --------------------
                                                         1998           1997
                                                        ------          ----

      Federal: Current .........................        $   --          $ --
               Deferred ........................         3,103            69
      State:   Current .........................           367            57
               Deferred ........................           439            --
                                                        ------          ----
      Provision for income taxes ...............        $3,909          $126
                                                        ======          ====


      The Company has determined that because it is more likely than not that a majority of its tax net operating loss carryforwards will be utilized during 1998, the deferred tax valuation allowance which existed at December 31, 1997 was no longer necessary. Accordingly, the Company expects that the benefit of the reversal of the allowance will be realized ratably over the year.

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


                                                           Three Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1998         1997
                                                         -----------  ----------
     Numerator:
        Net income ....................................  $ 5,864,000  $  127,000

     Denominator:
        Average shares outstanding - basic ............   17,627,839     602,038
        Convertible stock .............................    1,750,942   5,768,247
        Stock options and unvested restricted stock ...      168,202     492,143
                                                         -----------  ----------
        Average shares outstanding - diluted ..........   19,546,983   6,862,428
                                                         ===========  ==========

     Net income per share:
        Basic .........................................  $      0.33  $     0.21
        Diluted .......................................  $      0.30  $     0.02


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management's current views and assumptions regarding future events and financial performance. Words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" and other similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed herein and in the "Business - Cautionary Statements" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, that could cause actual results to differ materially from those discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and the Company will not undertake to release publicly the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or changes in circumstances after the date of such statements. In addition, the discussion and analysis below with respect to the Year 2000 Issue including i) our expectations of when Year 2000 compliance will actually be achieved, ii) estimates of the costs involved in achieving Year 2000 readiness and iii) our belief that the costs will not be material to operating results, are based on management's estimates which, in turn, are based upon a number of assumptions regarding future events, including third party modification plans and the availability of certain resources. There can be no guarantee that these estimates will be achieved, and actual results may differ materially from management's estimates. Specific factors which might cause such material differences with respect to the Year 2000 Issue include, but are not limited to, the failure of third party providers to achieve represented or stated levels of Year 2000 compliance, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Overview

      The Company acquires equity positions in mid-sized investment management firms, and derives its revenues from such firms. AMG has a revenue sharing arrangement with each investment management firm in which it has an investment (each, an "Affiliate") which is contained in the organizational document of that Affiliate. Each such arrangement allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of the Affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate (including AMG), generally in proportion to their ownership of the Affiliate. Since its founding in December 1993, the Company has completed 11 investments in Affiliates and has announced the signing of definitive agreements for investments in two additional Affiliates, Davis Hamilton Jackson & Associates, L.P. and Rorer Asset Management, LLC.

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

      Assets under management were $50.1 billion at September 30, 1998 versus $54.9 billion at June 30, 1998 and $45.7 billion at December 31, 1997. The decline in assets in the third quarter resulted from adverse conditions in the equity markets during the quarter, partially offset by positive net client cash flows of $445 million for the quarter. Year to date growth was driven by the addition of an Affiliate and positive net client cash flows of $1.6 billion, offsetting negative investment performance due primarily to the adverse conditions in the equity markets during the third quarter.

      Each of the Company's investments is accounted for under the purchase method of accounting, under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of the series of investments made by the Company, intangible assets (collectively, acquired client relationships and goodwill are referred to as "intangible assets") constitute a substantial percentage of the assets of the Company. At September 30, 1998, the Company's total assets were $557.8 million, of which $163.2 million consisted of acquired client relationships and $310.4 million consisted of goodwill.

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

      While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of the Company's operating expenses, management believes that it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Also, because the Company's distributions from its Affiliates are based on its share of Owners' Allocation, management has provided additional supplemental information for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Such measures are (i) EBITDA (earnings before interest expense, income taxes, depreciation and amortization), which the Company believes is useful to investors as an indicator of the Company's ability to service debt, make new investments and meet working capital requirements, and (ii) EBITDA as adjusted (earnings after interest expense and income taxes but before depreciation and amortization), which the Company believes is useful to investors as another indicator of funds available to the Company to make new investments, repurchase shares or repay debt obligations.

Three Months Ended September 30, 1998 as Compared to Three Months Ended September 30, 1997

      The Company had net income of $5.9 million for the quarter ended September 30, 1998 compared to net income of $127,000 for the quarter ended September 30, 1997. The increase in net income resulted primarily from net income from new investments. The Company invested in GeoCapital, LLC ("GeoCapital") in September 1997, Tweedy, Browne Company LLC ("Tweedy, Browne") in October 1997, and Essex Investment Management Company, LLC ("Essex") in March 1998 and included their results from their respective dates of investment.

      Revenues for the quarter ended September 30, 1998 were $55.9 million, an increase of $35.5 million over the quarter ended September 30, 1997, primarily as a result of the addition of the new Affiliates as described above.

      Operating expenses increased by $17.4 million to $34.5 million for the quarter ended September 30, 1998 over the quarter ended September 30, 1997. Compensation and related expenses increased by $9.3 million, amortization of intangible assets increased by $3.5 million, and selling, general and administrative expenses increased by $3.8 million. The increases in operating expenses were primarily a result of the addition of the new Affiliates.

      Minority interest increased by $6.1 million to $8.5 million for the quarter ended September 30, 1998 over the quarter ended September 30, 1997, primarily as a result of the increase in revenues from the addition of the new Affiliates.

      Interest expense increased by $2.6 million to $3.6 million for the quarter ended September 30, 1998 over the quarter ended September 30, 1997 as a result of the increased indebtedness incurred in connection with the investments in the new Affiliates.

      Income tax expense was $3.9 million for the quarter ended September 30, 1998 compared to $126,000 for the quarter ended September 30, 1997. The change in income tax expense is related to an increase in income before taxes in the quarter ended September 30, 1998.

      EBITDA increased by $15.9 million to $18.6 million for the quarter ended September 30, 1998 over the quarter ended September 30, 1997, primarily as a result of the inclusion of the new Affiliates.

      EBITDA as adjusted increased by $9.5 million to $11.1 million for the quarter ended September 30, 1998 over the quarter ended September 30, 1997 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $5.3 million for the quarter ended September 30, 1998.

Nine Months Ended September 30, 1998 as Compared to Nine Months Ended September 30, 1997

      The Company had net income of $16.2 million for the nine months ended September 30, 1998 compared to net income of $833,000 for the nine months ended September 30, 1997. The increase in net income resulted primarily from net income from new investments. The Company invested in Gofen and Glossberg, L.L.C. ("Gofen and Glossberg") in May 1997, GeoCapital in September 1997, Tweedy, Browne in October 1997, and Essex in March 1998 (collectively, the "New Affiliates") and included their results from their respective dates of investment.

      Revenues for the nine months ended September 30, 1998 were $158.2 million, an increase of $104.9 million over the nine months ended September 30, 1997, primarily as a result of the addition of the New Affiliates.

      Operating expenses increased by $53.6 million to $97.9 million for the nine months ended September 30, 1998 over the nine months ended September 30, 1997. Compensation and related expenses increased by $29.7 million, amortization of intangible assets increased by $9.8 million, selling, general and administrative expenses increased by $11.8 million, and other operating expenses increased by $1.6 million. The growth in operating expenses was primarily a result of the addition of the New Affiliates.

      Minority interest increased by $18.0 million to $24.0 million for the nine months ended September 30, 1998 over the nine months ended September 30, 1997, primarily as a result of the addition of New Affiliates.

      Interest expense increased by $7.9 million to $10.6 million for the nine months ended September 30, 1998 over the nine months ended September 30, 1997, as a result of the increased indebtedness incurred in connection with the investments in the New Affiliates.

      Income tax expense was $10.8 million for the nine months ended September 30, 1998 compared to $221,000 for the nine months ended September 30, 1997. The change in income tax expense is related to an increase in income before taxes in the nine months ended September 30, 1998 and the recognition of the benefit of the reversal of the Company's tax valuation allowance at December 31, 1996 in the nine months ended September 30, 1997.

      EBITDA increased by $44.4 million to $52.4 million for the nine months ended September 30, 1998 over the nine months ended September 30, 1997, primarily as a result of the inclusion of the New Affiliates.

      EBITDA as adjusted increased by $26.0 million to $31.0 million for the nine months ended September 30, 1998 over the nine months ended September 30, 1997 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $14.7 million for the nine months ended September 30, 1998.

Liquidity and Capital Resources

      At September 30, 1998, the Company had cash and cash equivalents of $29.9 million and outstanding borrowings under its revolving credit facility ("Credit Facility") of $200.3 million. The Credit Facility allows for borrowings up to $300 million (which may be increased to $400 million upon the approval of the lenders) and matures in December 2002. The Company pays interest at either LIBOR plus a margin or the Prime Rate plus a margin, as well as a commitment fee on the daily unused portion of the facility.

      On September 11, 1998, the Company's Board of Directors authorized a share repurchase program pursuant to which AMG could repurchase up to five percent of AMG's issued and outstanding shares of Common Stock. During the quarter ended September 30, 1998, the Company repurchased 84,400 shares for $1.5 million. Subsequent to September 30, 1998 the Company has repurchased an additional 62,600 shares for $1.1 million.

      On October 22, 1998, AMG announced an agreement to acquire a 65% interest in Davis Hamilton Jackson & Associates, L.P., which will hold the business presently operated by Davis Hamilton Jackson & Associates, Inc. ("DHJA"). DHJA is a Houston based asset management firm with approximately $3.0 billion of assets under management at September 30, 1998. On November 9, 1998, the Company announced an agreement to acquire an approximately 65% interest in Rorer Asset Management, LLC, which will hold the business presently operated by Edward C. Rorer & Co., Inc. ("Rorer"). Rorer is a Philadelphia based investment advisor with approximately $3.6 billion of assets under management at September 30, 1998. AMG will pay approximately $65 million in cash for its investment in Rorer. AMG will finance these two investments with borrowings under its Credit Facility.

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

Recent Accounting Developments

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

Impact of the Year 2000 Issue

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its Affiliates' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Such disruptions could affect the Company's Affiliates' ability to provide advisory services.

    The Company has identified all of the significant computers, software applications and related equipment at the holding company that need to be modified, upgraded or replaced to minimize the possibility of a material disruption to its business.

    In addition, the Company has established with each Affiliate a timeline for compliance and has received estimates of compliance costs. As part of the general compliance program, each of the Affiliates has assigned responsibility for the Year 2000 Issue to a member of senior management to ensure both proprietary and third party vendor systems will be Year 2000 compliant.

    All Affiliates have completed their assessment and plans are in place for the renovation or replacement of non-compliant systems. The completion of renovation or replacement and the subsequent testing and implementation are scheduled for the fourth quarter of 1998 and early 1999, while industry wide testing will take place in 1999. If the Affiliates fail to resolve their Year 2000 issues, the Affiliates' and, accordingly, the Company's business would be materially disrupted.

    Outside service providers perform certain processes which are critical for the Company's Affiliates, including transfer agency and custody functions. The progress of these parties is being monitored by the Company's Affiliates. However, the Affiliates have limited or no control over the actions of these outside parties and in certain cases no alternative vendors are available. If these parties fail to resolve Year 2000 issues, the Affiliates and, accordingly, the Company's business would be materially disrupted.

    The Company and its Affiliates estimate that its compliance activities will be completed no later than the second quarter of 1999. Because most of the Year 2000 costs are being covered by the Affiliates' Operating Allocation, the total costs of this effort to the Company (as opposed to the affiliates) are estimated to be less than $800,000 for the four year period ending December 31, 1999.

European Monetary Unit

    On January 1, 1999, a single currency for the European Economic and Monetary Union (the "Euro") is scheduled to replace the national currency for participating member countries which include countries in which several of the Company's Affiliates do business. The managed funds and financial products of these Affiliates have investments in countries whose currencies will be replaced by the Euro. Many aspects of these Affiliates' investment process, including trading, foreign exchange, payments, settlements, cash accounts, custodial accounts and accounting will be affected by the implementation of the Euro (the "Euro Issue").

    The Affiliates impacted have created teams to determine changes that will be required in connection with the Euro Issue in order to process transactions accurately with minimal disruption to business activities. These Affiliates are also communicating with its external partners and vendors to assess their readiness to manage the Euro Issue without disruption to their business or operations. If these Affiliates fail to resolve their Euro Issue, the Affiliates and, accordingly, the Company's business would be materially disrupted.

                           PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

       2.9 Stock Purchase Agreement dated November 9, 1998, by and among the Company, Edward C. Rorer & Co., Inc. and the stockholders of Edward C. Rorer & Co., Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request)

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K:

      There have been no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AFFILIATED MANAGERS GROUP, INC.
                            -------------------------------
                            (Registrant)

/s/ Darrell W. Crate        on behalf of the Registrant as     November 16, 1998
----------------------          Senior Vice President,
   (Darrell W. Crate)   Chief Financial Officer and Treasurer
                        (and also as Principal Financial and
                            Principal Accounting Officer)