Form 10-K
period 1998-12-31
AFFILIATED MANAGERS GROUP INC
filed 1999-03-31
CIK 1004434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 001-13459

                        AFFILIATED MANAGERS GROUP, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                 04-3218510
 (State or other jurisdiction     (IRS Employer
     of incorporation or          Identification
        organization)                Number)

             TWO INTERNATIONAL PLACE, BOSTON, MASSACHUSETTS, 02110
                    (Address of principal executive offices)

                                 (617) 747-3300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                       NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                WHICH REGISTERED
-----------------------------------  -----------------------------
Common Stock ($.01 par value)......     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

    Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the closing price of $24.625 on March 26, 1999 on the New York Stock Exchange was $493,458,405. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the Registrant's Common Stock (including the Registrant's Common Stock and Class B Non-Voting Common Stock as if they were a single class) are affiliates. Number of shares of the Registrant's Common Stock outstanding at March 26, 1999:
23,282,559 including 1,492,079 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the Registrant to be filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999. Such Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           3
  ITEM 1.  BUSINESS........................................................................................           3
  ITEM 2.  PROPERTIES......................................................................................          20
  ITEM 3.  LEGAL PROCEEDINGS...............................................................................          20
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          20

PART II....................................................................................................          21
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................          21
  ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA..............................................................          22
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION............          23
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................          33
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................          34
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............          54

PART III...................................................................................................          55

                              INCORPORATED BY REFERENCE FROM THE COMPANY'S PROXY STATEMENT
                               FOR THE ANNUAL MEETING OF SHAREHOLDERS CURRENTLY SCHEDULED
                           TO BE HELD ON MAY 25, 1999, TO BE FILED PURSUANT TO REGULATION 14A

PART IV....................................................................................................          55
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.................................          55

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We buy and hold equity interests in mid-sized investment management firms and currently derive all of our revenues from those firms. We refer to firms in which we have purchased less than 100%, typically less than 80%, as our "affiliates". We hold investments in 13 affiliates that managed $62.1 billion in assets at December 31, 1998. Our most recent affiliate investments were in Essex Investment Management Company, LLC (March 1998); Davis Hamilton Jackson & Associates, L.P. (December 1998) and Rorer Asset Management, LLC (January 1999). On January 29, 1999, we also entered into a definitive agreement to acquire substantially all of the partnership interests in The Managers Funds, L.P., which serves as the adviser to a family of ten equity and fixed income no-load mutual funds. These mutual funds had a total of $1.8 billion in assets under management at December 31, 1998.

    We were founded in 1993 to address the succession and ownership transition issues facing the founders and principal owners of many mid-sized investment management firms. We did this because we believed that many of them wanted a new alternative for shifting ownership to the next generation of management. We developed an innovative transaction structure to serve as a succession planning alternative for these firms.

    The key component of our transaction structure is our purchase of majority interests in these firms. Within this structure, we allow ongoing managers to keep a significant ownership interest in their firms which they may sell to us in the future, we give management autonomy over the day-to-day operations of their firm, and we allow management to decide how to spend a fixed portion of revenues on salaries, bonuses and other operating expenses.

    We implement our structure through a revenue sharing arrangement with each of our affiliates. This arrangement allocates a specified percentage of revenues, typically 50-70%, for use by the affiliate's management in paying the salaries, bonuses and other operating expenses (the "Operating Allocation") of the affiliate. The remaining portion of revenues, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that affiliate, including us, generally in proportion to ownership of the affiliate. We believe that our structure is particularly appealing to managers of firms which anticipate strong future growth, because it gives them the opportunity to profit from an affiliate's growth through this revenue sharing arrangement.

    The table below depicts the pro forma change in our assets under management (assuming all 13 of our affiliates were included for the entire periods presented).

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                              1997       1998
                                                            ---------  ---------
                                                               (IN MILLIONS)
Assets under management--beginning........................  $  35,324  $  54,961
Net new sales.............................................     12,339      2,001
Market appreciation.......................................      7,298      5,169
                                                            ---------  ---------
Assets under management--ending...........................  $  54,961  $  62,131
                                                            ---------  ---------
                                                            ---------  ---------

    We generally seek to acquire interests in investment management firms with $500 million to $10 billion of assets under management. The growth in the investment management industry has resulted in a significant increase in the number of firms in this size range. We have identified over 1,300 of these firms in the United States, Canada and the United Kingdom. We believe that, in the coming years, a substantial number of investment opportunities will arise as founders of these firms approach retirement age and begin to plan for succession. We also anticipate significant additional investment opportunities in firms that are currently wholly-owned by larger entities. We believe that we can take advantage of these investment opportunities because our management team has substantial industry experience and expertise in structuring and negotiating transactions, as well as a highly organized process for identifying and contacting investment prospects.

HOLDING COMPANY OPERATIONS

    Our management performs two primary functions:

       - implementing our strategy of growth through acquisitions of interests in prospective affiliates; and

       - supporting, enhancing, and monitoring the activities of our existing affiliates.

    ACQUISITION OF INTERESTS IN PROSPECTIVE AFFILIATES

    The acquisition of interests in new affiliates is a primary element of our growth strategy. Our management takes responsibility for each step in this process, including identification and contact of potential affiliates, and the valuation, structuring and negotiation of transactions. In general, we try to initiate our discussions with potential affiliates on an exclusive basis. We do not actively seek to participate in competitive auction processes or employ investment bankers or finders. However, we have been competitive in cases where investment bankers have been involved. Of our 13 affiliates, five were represented by investment bankers while the remaining eight were transactions initiated by our management.

    Our management identifies and develops relationships with promising potential affiliates based on a thorough understanding of the universe of mid-sized investment management firms derived from our proprietary database made up of data from third party vendors, public and industry sources and our own research. We use this database to screen and prioritize investment prospects. We also use the database to monitor the level and frequency of interaction with potential affiliates. This database and our related contact management system help us to identify promising potential affiliates and to develop and maintain relationships with these firms.

    We try to increase awareness of our approach to investing by actively participating in conferences and seminars related to succession planning for investment management firms. These activities lead to a substantial number of unsolicited calls from firms considering succession planning issues. In addition, our management maintains an active calling program in order to develop relationships with prospective affiliates. In the past three years, our management has visited over 440 firms. We believe we have established ongoing relationships with a substantial number of firms which will be considering succession planning alternatives in the future.

    Once discussions with a target firm lead to transaction negotiations, our management team performs all of the functions related to the valuation, structuring and negotiation of the transaction. Our management team includes professionals with substantial experience in mergers and acquisitions of investment management firms.

    Upon the negotiation and execution of definitive agreements, the target firm contacts its clients to notify them and seek their consent to the transaction (which constitutes an assignment of the firm's investment advisory contracts), as required by the Investment Advisers Act of 1940, as amended. If the firm has mutual fund clients, the firm seeks new contracts with those funds, as required by the Investment Company Act of 1940, as amended. The new contracts must be approved by the funds' shareholders through a proxy process.

    Descriptions of our most recently completed affiliate investments in Essex Investment Management Company, LLC ("Essex"), Davis Hamilton Jackson & Associates, L.P. ("DHJA") and Rorer Asset Management, LLC ("Rorer") are set forth below.

    ESSEX INVESTMENT MANAGEMENT COMPANY, LLC

    Essex is a Boston-based investment adviser specializing in investing in growth equities and fixed income securities employing a fundamental research-driven approach. Founded in 1976, Essex is led by its founder, Chairman and Chief Investment Officer, Joseph C. McNay, along with a management group led by Stephen D. Cutler, President, and Stephen R. Clark, Executive Vice President. Essex provides investment advisory services to defined benefit plans, endowments, foundations, partnerships and private individuals and acts as a subadviser to a mutual fund.

    DAVIS HAMILTON JACKSON & ASSOCIATES, L.P.

    DHJA is a Houston-based investment adviser which manages equity securities employing a disciplined growth approach and fixed income instruments. Founded in 1988, the firm is led by its co-founders Robert C. Davis and Jack R. Hamilton, along with a management group of other investment and client service professionals, who serve a diversified client base including pension and profit sharing plans for public and private entities, corporations and Taft-Hartley accounts, as well as trusts, high net worth individuals and a sub-advised mutual fund.

    RORER ASSET MANAGEMENT, LLC

    Rorer is a value-oriented equity and fixed income manager based in Philadelphia which offers four types of investment management accounts: large-capitalization equity, mid-capitalization equity, balanced and fixed income. Founded in 1978, Rorer is led by its founder, Chairman and Chief Investment Officer Edward C. Rorer, and a committee including James G. Hesser, President, and Clifford B. Storms, Jr., Director of Research.

    AFFILIATE SUPPORT

    In addition to pursuing new investments, we seek to support and enhance the growth and operations of our affiliates. We believe that the management of each affiliate is in the best position to assess its firm's needs and opportunities, and that the autonomy and culture of each affiliate should be preserved. However, when requested by the management of an affiliate, we provide strategic, marketing and operational assistance. We believe that our affiliates find these support services attractive because the services otherwise may not be as accessible or as affordable to mid-sized investment management firms.

    In addition to the diverse industry experience and knowledge of our senior management, we maintain relationships with many consultants whose specific expertise enhances our ability to offer a wide range of assistance. Our initiatives to support our affiliates have included:

       - new product development,

       - marketing material development,

       - institutional sales assistance,

       - recruiting,

       - compensation evaluation,

       - regulatory compliance audits, and

       - client satisfaction surveys.

    We also work to obtain discounts on some of the products and services that our affiliates need, such as:

       - sales training seminars,

       - public relations services,

       - insurance, and

       - retirement benefits.

    One way that we seek to enhance the growth of our affiliates is by helping them acquire smaller investment management firms or teams which are not suitable as stand-alone investments for us. Mid-sized firms may have difficulty finding and capitalizing on these opportunities on their own. As an example, in July 1998, we structured and financed the acquisition of Sound Capital Partners, LLC by The Burridge Group LLC, one of our affiliates.

OUR STRUCTURE AND RELATIONSHIP WITH AFFILIATES

    As part of our investment structure, each of our affiliates is organized as a separate and largely autonomous limited liability company or partnership. Each affiliate operates under its own organizational document, a limited liability company agreement or partnership agreement. The organizational document includes provisions regarding the use of the affiliate's revenues and the management of the affiliate. The organizational document also generally gives management owners the ability to realize the value of their retained equity interests in the future. While the organizational document of each affiliate is agreed upon at the time of our investment, from time to time we agree to amendments to accommodate our business needs or those of our affiliates.

    OPERATIONAL AUTONOMY OF AFFILIATES

    We develop the management provisions in each organizational document jointly with the affiliate's senior management at the time we make our investment. Each organizational document has provisions that differ from the others. However, all of them give the affiliate's management team the power and authority to carry on the day-to-day operations and management of the affiliate, including matters relating to:

       - personnel,

       - investment management,

       - policies and fee structures,

       - product development,

       - client relationships, and

       - employee compensation programs.

    We retain, however, the authority to prevent specified types of actions which we believe could adversely affect cash distributions to us. For example, none of the affiliates may incur material indebtedness without our consent. We do not directly engage in the business of providing investment advice and, therefore, are not registered as an investment adviser.

    REVENUE SHARING ARRANGEMENTS

    When we make an investment in an affiliate, we negotiate a revenue sharing arrangement with that affiliate, which we place in its organizational document. The revenue sharing arrangement allocates a percentage of revenues (typically 50-70%) for use by management of that affiliate in paying operating expenses of the affiliate, including salaries and bonuses. We call this the "Operating Allocation". We determine the percentage of revenues designated as Operating Allocation for each affiliate in consultation with the managers of the affiliate at the time of our investment based on the affiliate's historical and projected operating margins. The organizational document of each affiliate allocates the remaining portion of the affiliate's revenues (typically 30-50%) to the owners of that affiliate (including us), generally in proportion to their ownership of the affiliate. We call this the "Owners' Allocation" because it is the portion of revenues which the affiliate's management is prohibited from spending on operating expenses without our prior consent. Each affiliate distributes its Owners' Allocation to its management owners and us in proportion to their ownership interests in that affiliate.

    Before agreeing to these allocations, we examine the revenue and expense base of the firm. We only agree to a division of revenues if we believe that the Operating Allocation will cover all operating expenses of the affiliate, including in cases involving an increase in expenses, or a decrease in revenues without a corresponding decrease in operating expenses.

    While our management has significant experience in the asset management industry, we cannot be certain that we will successfully anticipate changes in the revenue and expense base of any firm. Therefore, we cannot be certain that the agreed-upon Operating Allocation will be large enough to pay for all operating expenses, including salaries and bonuses of the affiliate.

    One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of the affiliates by allowing them:

       - to participate in their firm's growth through their compensation from the Operating Allocation,

       - to receive a portion of the Owners' Allocation based on their ownership interest in the affiliate, and

       - to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and bonuses for management of the affiliate.

    The managers of each affiliate, therefore, have an incentive to both increase revenues (thereby increasing the Operating Allocation and their Owners' Allocation) and to control expenses (thereby increasing the excess Operating Allocation).

    The revenue sharing arrangements allow us to participate in the revenue growth of each affiliate because we receive a portion of the additional revenue as our share of the Owners' Allocation. However, we participate in that growth to a lesser extent than the managers of the affiliate, because we do not share in the growth of the Operating Allocation.

    Under the organizational documents of the affiliates, the allocations and distributions of cash to us generally take priority over the allocations and distributions to the management owners of the affiliates. This further protects us if there are any expenses in excess of the Operating Allocation of an affiliate. Thus, if an affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the affiliate's management owners until that portion is eliminated, and then reduce the portion allocated to us.

    OUR PURCHASE OF ADDITIONAL INTERESTS IN OUR EXISTING AFFILIATES

    Under our transaction structure, the management team at each affiliate retains an ownership interest in its own firm. We consider this a key way that we provide management owners with incentives to grow their firms. In order to provide as much incentive as we can, we include in the organizational documents of each affiliate (other than Paradigm Asset Management Company, LLC) "put" rights for its management owners. The put rights require us periodically to buy part of the management owners' interests in the affiliate for cash, shares of our Common Stock or a combination of both. In this way, the management owners can realize a portion of the equity value that they create in their firm. In addition, the organizational documents of some of our affiliates provide us with "call" rights that let us require the management owners to sell us portions of their interests in the affiliate. Finally, the organizational documents of each affiliate include provisions obligating each such owner to sell his or her remaining interests at a point in the future, generally after the termination of his or her employment with the affiliate. Underlying all of these provisions is our basic philosophy that management owners of each affiliate should maintain an ownership level in that affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves.

    PUT RIGHTS

    The put rights are designed to let the management owners sell portions of their retained ownership interest for cash, shares of our Common Stock or a combination of both, prior to their retirement. In addition, as an alternative to simply purchasing all of a management owner's interest in the affiliate following the termination of his or her employment, the put rights enable us to purchase additional interests in the affiliates at a more gradual rate. We believe that a more gradual purchase of interests in affiliates will make it easier for us to keep our ownership of each affiliate within a desired range. We can do this by transferring purchased interests in the affiliate to more junior members of its management.

    In most cases, the put rights do not become exercisable for a period of several years from the date of our investment in an affiliate. Once exercisable, the put rights generally are limited in the aggregate to a percentage of the management owner's ownership interests. The most common formulation among all the affiliates is that a management owner's put rights:

       - do not commence for five years from the date of our investment (or, if later, the date he or she purchased his or her interest in the affiliate),

       - are limited, in the aggregate, to fifty percent of the interests in the affiliate, and

       - are limited, in any twelve-month period, to ten percent of the greatest interest he or she held in the affiliate. In addition, the organizational documents of the affiliates generally contain a limitation on the maximum total amount that management of any affiliate may require us to purchase pursuant to their put rights in any given twelve-month period.

    The purchase price under the put rights is generally based on a multiple of the affiliate's Owners' Allocation at the time the right is exercised, with the multiple generally having been determined at the time we made our initial investment.

    CALL RIGHTS

    The call rights are designed to assure us and the management members of some of our affiliates that we can facilitate some transition within the senior management team after an agreed-upon period of time. The call rights vary in each specific instance, but in all cases the timing, mechanism and price are agreed upon when we make our investment. The price is payable in cash, shares of our Common Stock or a combination of both.

    BUY-OUT RIGHTS

    The organizational documents of each affiliate provide that the management owners will realize the remaining equity value they have created generally following the termination of their employment with the affiliate. In general, upon a management owner's retirement after an agreed-upon number of years, or upon his or her earlier death, permanent incapacity or termination without cause (but with our consent), that management owner is required to sell to us (and we are required to purchase from the management owner) his or her remaining interests. The purchase price in these cases is payable either in cash, shares of our Common Stock or a combination of both. The purchase price is generally based on the same formulas that apply to put rights. In general, if a management owner quits early or is terminated for cause, his or her interests will be purchased by us for cash at a substantial discount to the price that he or she would otherwise be paid. Also, if a management owner quits or is terminated for cause within the first several years following our investment (or, if later, the date the management owner purchased his or her interest in the affiliate), the management owner generally receives nothing for his or her retained interest.

    If an affiliate collects any key-man life insurance or lump-sum disability insurance proceeds upon the death or permanent incapacity of a management owner, the affiliate must use that money to purchase his or her interests. A purchase by an affiliate would have the effect of ratably increasing our ownership percentage as well as each of the remaining management owners. By contrast, the purchase of interests by us only increases our ownership percentage. The organizational documents of most of the affiliates provide for the purchase of such insurance, to the extent we have requested it. The premium costs are subtracted from the Owners' Allocation of the affiliate, so all of the affiliate's owners (including AMG and management) bear this cost.

THE AFFILIATES

    In general, our affiliates derive revenues by charging fees to their clients that are typically based on the market value of assets under management. In some instances, however, the affiliates may derive revenues from fees based on investment performance.

    Our affiliates are listed below in alphabetical order and include Rorer Asset Management, LLC, in which we invested in January 1999. We own a majority interest in each in our affiliates other than Paradigm.

                                                                                                    PRO FORMA
                                                                                                  ASSETS UNDER
                                                                PRINCIPAL         DATE OF       MANAGEMENT AS OF
AFFILIATE                                                      LOCATION(S)       INVESTMENT     DECEMBER 31,1998
----------------------------------------------------------  -----------------  --------------  -------------------
                                                                                                  (IN MILLIONS)
The Burridge Group LLC ("Burridge").......................  Chicago; Seattle   December 1996        $   1,594
Davis Hamilton Jackson & Associates, L.P. ("DHJA")........  Houston            December 1998            3,468
Essex Investment Management Company, LLC ("Essex")........  Boston             March 1998               5,558
First Quadrant, L.P.; First Quadrant Limited                Pasadena, CA;
  (collectively, "First Quadrant")........................  London             March 1996              26,615(1)
GeoCapital, LLC ("GeoCapital")............................  New York           September 1997           2,543
Gofen and Glossberg, L.L.C. ("Gofen and Glossberg").......  Chicago            May 1997                 4,280
J.M. Hartwell Limited Partnership ("Hartwell")............  New York           May 1994                   362
Paradigm Asset Management Company, L.L.C. ("Paradigm")....  New York           May 1995                 2,898
Renaissance Investment Management ("Renaissance").........  Cincinnati         November 1995            1,390
Rorer Asset Management, LLC ("Rorer").....................  Philadelphia       January 1999             4,400
Skyline Asset Management, L.P. ("Skyline")................  Chicago            August 1995              1,161
Systematic Financial Management, L.P. ("Systematic")......  Teaneck, NJ        May 1995                 1,221
Tweedy, Browne Company LLC ("Tweedy, Browne").............  New York; London   October 1997             6,641
                                                                                                      -------
    Total.................................................                                          $  62,131
                                                                                                      -------
                                                                                                      -------

------------------------

(1) Includes directly managed assets of $10.5 billion and $16.1 billion of assets indirectly managed using overlay strategies which employ futures, options or other derivative securities to achieve a particular investment objective. These overlay strategies are intended to add incremental value to the underlying portfolios, which may or may not be directly managed by First Quadrant, and generate advisory fees which are generally at the lower end of the range of those generated by First Quadrant's directly managed portfolios.

THE MANAGERS FUNDS, L.P.

    On January 29, 1999, we signed a definitive agreement to purchase substantially of all the partnership interests in The Managers Funds, L.P. ("Managers") which is being reorganized as The Managers Funds LLC as part of the transaction. Managers employs an innovative business model whereby it selects subadvisers for its mutual fund products from a universe of over a thousand investment managers. The mutual funds advised by Managers are distributed to retail and institutional clients directly and through intermediaries including independent investment advisers, 401(k) plan sponsors and alliances, broker-dealers, major fund marketplaces, and bank trust departments. We believe that the acquisition of Managers will provide some of our affiliates that have traditionally focused on institutional clients with an opportunity to reach new clients through Managers' mutual fund distribution channels. In the transaction, we will purchase ninety-five percent of the outstanding partnership interests and become the manager-member of The Managers Funds LLC, while a five percent interest will remain in the hands of the senior management team. Following the transaction, the firm will continue to employ its subadviser strategy and will continue to be operated from its offices in Norwalk, Connecticut. The closing of this transaction is subject to customary conditions.

    The following table provides the pro forma composition of our assets under management and relative EBITDA Contribution of our affiliates for the year ended December 31, 1998. All amounts below are pro forma for the inclusion of the Essex, DHJA and Rorer investments and financing transactions as if such transactions occurred on January 1, 1998. Except as otherwise indicated, none of the financial or other information contained in this Form 10-K reflects our planned acquisition of Managers.

                                   PRO FORMA
               ASSETS UNDER MANAGEMENT AND EBITDA CONTRIBUTION(1)

                                                                            YEAR ENDED DECEMBER 31, 1998
                                                              ---------------------------------------------------------
                                                              ASSETS UNDER   PERCENTAGE       EBITDA       PERCENTAGE
                                                               MANAGEMENT     OF TOTAL     CONTRIBUTION     OF TOTAL
                                                              ------------  -------------  -------------  -------------
                                                                  (IN                           (IN
                                                               MILLIONS)                    THOUSANDS)
CLIENT TYPE:
Institutional...............................................   $   47,461            76%     $  48,852             50%
Mutual fund.................................................        4,317             7         24,187             25
High net worth..............................................        9,255            15         18,008             19
Other.......................................................        1,098             2          5,879              6
                                                              ------------          ---    -------------          ---
    Total...................................................   $   62,131           100%     $  96,926            100%
                                                              ------------          ---    -------------          ---
                                                              ------------          ---    -------------          ---
ASSET CLASS:
Equity......................................................   $   41,578            67%     $  87,264             90%
Fixed income................................................        4,391             7          5,689              6
Tactical asset allocation...................................       16,162            26          3,973              4
                                                              ------------          ---    -------------          ---
    Total...................................................   $   62,131           100%     $  96,926            100%
                                                              ------------          ---    -------------          ---
                                                              ------------          ---    -------------          ---
GEOGRAPHY:
Domestic investments........................................   $   39,833            64%     $  72,940             75%
Global investments..........................................       22,298            36         23,986             25
                                                              ------------          ---    -------------          ---
    Total...................................................   $   62,131           100%     $  96,926            100%
                                                              ------------          ---    -------------          ---
                                                              ------------          ---    -------------          ---

OTHER PRO FORMA FINANCIAL DATA:
RECONCILIATION OF EBITDA CONTRIBUTION TO EBITDA:
  Total EBITDA Contribution (as above)................................................................  $   96,926
  Less holding company expenses.......................................................................      (7,648)
                                                                                                        ----------
  EBITDA(2)...........................................................................................  $   89,278
                                                                                                        ----------
EBITDA as adjusted(3).................................................................................  $   52,724
------------------------------------------------------------------------------------------------------------------
OTHER HISTORICAL CASH FLOW DATA:
  Cash flow from operating activities.................................................................  $   45,424
  Cash flow used in investing activities..............................................................     (72,665)
  Cash flow from financing activities.................................................................      28,163
  EBITDA(2)...........................................................................................      76,312
  EBITDA as adjusted(3)...............................................................................      45,675

------------------------
(1) EBITDA Contribution represents the portion of an affiliate's revenues that is allocated to us, after amounts retained by the affiliate for compensation and day-to-day operating and overhead expenses, but before the interest, tax, depreciation and amortization expenses of the affiliate. EBITDA Contribution does not include holding company expenses. We believe that EBITDA Contribution may be useful to investors as an indicator of each affiliate's contribution to our ability to service debt, to make new investments and to meet working capital requirements. EBITDA Contribution is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA Contribution and EBITDA, as calculated by us, may not be consistent with comparable computations by other companies.
(2) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and extraordinary items. We believe EBITDA may be useful to investors as an indicator of our ability to service debt, to make new investments and to meet working capital requirements. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.
(3) EBITDA as adjusted represents earnings after interest expense and income taxes but before depreciation and amortization and extraordinary items. We believe that this measure may be useful to investors as another indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on Common Stock. EBITDA as adjusted, as calculated by us, may not be consistent with computations of EBITDA as adjusted by other companies EBITDA as adjusted is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

INDUSTRY

    ASSETS UNDER MANAGEMENT

    The investment management sector is one of the fastest growing sectors in the financial services industry. According to U.S. Federal Reserve "Flow of Funds Account" data, from 1991-1997, mutual fund assets under management (excluding money market funds) grew at a compound annual growth rate of approximately 24.3%, while the aggregate assets managed on behalf of pension funds increased at a compound annual growth rate of approximately 11.5%. These assets, which totaled over $9.5 trillion in 1997, represent only a portion of the funds available for investment management. In addition, substantial assets are managed on behalf of individuals in separate accounts, for foundations and endowments, as a portion of certain insurance contracts such as variable annuity plans and on behalf of corporations and other financial intermediaries. We believe that demographic trends and the ongoing disintermediation of bank deposits and life insurance reserves will result in continued growth of the investment management industry.

    INVESTMENT ADVISERS

    The growth in industry assets under management has resulted in a significant increase in the number of investment management firms within our principal targeted size range of $500 million to $10 billion of assets under management. Within this size range, we have identified over 1,300 investment management firms in the United States, Canada and the United Kingdom. We believe that, in the coming years, a substantial number of investment opportunities will arise as founders of such firms approach retirement age and begin to plan for succession. We also anticipate that there will be significant additional investment opportunities among firms which are currently wholly-owned by larger entities. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, as well as a highly organized process for identifying and contacting investment prospects.

COMPETITION

    We operate as an asset management holding company organized to invest in mid-sized investment management firms. We are aware of several other holding companies that have been organized to invest in or acquire investment management firms and we view these firms as among our competitors. We believe that the market for investments in asset management companies is and will continue to remain highly competitive. We compete with many purchasers of investment management firms, including other investment management holding companies, insurance companies, broker-dealers, banks and private equity firms. Many of these companies, both privately and publicly held, have longer operating histories and greater resources than we do, which may make them more attractive to the owners of firms in which we are considering an investment and may enable them to offer greater consideration to such owners. Certain of our principal stockholders also pursue investments in, and acquisitions of, investment management firms, and we may, from time to time, encounter competition from such principal stockholders with respect to certain investments. We believe that important factors affecting our ability to compete for future investments are
(i) the degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers, and (ii) the reputation and performance of the existing and future affiliates, by which target firms will judge us and our future prospects.

    Our affiliates compete with a large number of domestic and foreign investment management firms, including public companies, subsidiaries of commercial banks, and insurance companies. Many of these firms have greater resources and assets under management than any of our affiliates, and offer a broader array of investment products and services than any of our affiliates. From time to time, our affiliates may also compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the institutional managed accounts business. We believe that the most important factors affecting our affiliates' ability to compete for clients are (i) the products offered, (ii) the abilities, performance records and reputation of the particular affiliate and its management team, (iii) the management fees charged, (iv) the level of client service offered, and (v) the development of new investment strategies and marketing. The importance of these factors can vary depending on the type of investment management service involved. Each affiliate's ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks, or if key management or employees leave the affiliate. The ability of each affiliate to compete with other investment management firms is also dependent, in part, on the relative attractiveness of its investment philosophies and methods under then prevailing market conditions.

GOVERNMENT REGULATION

    Our affiliates' businesses are highly regulated, primarily by U.S. federal authorities and to a lesser extent by other authorities including non-U.S. authorities. The failure of our affiliates to comply with laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of an affiliate's registration as an investment adviser, commodity trading advisor or broker/ dealer. Each of our affiliates (other than First Quadrant Limited) is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. Each of our affiliates (other than First Quadrant Limited) is also subject to regulation under the securities laws and fiduciary laws of several states. Moreover, some of our affiliates, including Tweedy, Browne and Skyline, act as advisers or subadvisers to mutual funds which are registered with the Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). As an adviser or subadviser to a registered investment company, each of these affiliates must comply with the requirements of the 1940 Act and related regulations. In addition, an adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended.

    Our affiliates are also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Internal Revenue Code of 1986, as amended, impose duties on persons who are fiduciaries under ERISA, and prohibit some transactions involving the assets of each ERISA plan which is a client of an affiliate, as well as some transactions by the fiduciaries (and several other related parties) to such plans. Two of our affiliates, First Quadrant and Renaissance, are also registered with the Commodity Futures Trading Commission as Commodity Trading Advisors and are members of the National Futures Association. Finally, Tweedy, Browne is registered under the Exchange Act as a broker/dealer and, therefore, is subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

    Furthermore, the Investment Advisers Act and the 1940 Act provide that each investment management contract under which our affiliates manage assets for other parties either terminates automatically if assigned, or must state that it is not assignable without consent. In general, the term "assignment" includes not only direct assignments, but also indirect assignments which may be deemed to occur upon the direct or indirect transfer of a "controlling block" of our voting securities or the voting securities of one of our affiliates. The 1940 Act provides that all investment contracts with mutual fund clients may be terminated by such clients, without penalty, upon no later than 60 days' notice.

    Several of our affiliates are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, First Quadrant Limited, located in London, is a member of the Investment

Management Regulatory Organisation of the United Kingdom, and some of our other affiliates are investment advisers to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois) and Bermuda (where the funds are regulated by the Bermuda Monetary Authority).

    We anticipate that, subject to a fulfillment of certain conditions, we will complete our acquisition of The Managers Funds LLC in April 1999. The Managers Funds LLC will serve as an investment adviser to a family of mutual funds and also be registered as a broker-dealer, and, as such, will be subject to the investment adviser, investment company and broker-dealer regulations described above.

    The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the affiliates from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the affiliate's business activities for specified periods of time, revocation of the affiliate's registration as an investment adviser, commodity trading adviser and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

    Our officers, directors and employees and the officers and employees of each of the affiliates may own securities that are also owned by one or more of the affiliates' clients. We and each affiliate have internal policies with respect to individual investments and require reports of securities transactions and restrict certain transactions so as to minimize possible conflicts of interest.

EMPLOYEES

    As of December 31, 1998, we had 17 employees and our affiliates employed approximately 412 persons, approximately 410 of which were full-time employees. Neither we nor any of our affiliates is subject to any collective bargaining agreements and we believe that our labor relations are good.

CORPORATE LIABILITY AND INSURANCE

    Our affiliates' operations entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, we face liability both directly as a control person of our affiliates, and indirectly as a direct or indirect general partner of certain of our affiliates. To protect our overall operations from such liability, we maintain errors and omissions and general liability insurance in amounts which we and our affiliates consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of our affiliates in excess of available coverage could have a material adverse effect on us.

CAUTIONARY STATEMENTS

    Our growth strategy includes acquiring ownership interests in mid-sized investment management firms. To date, we have invested in 13 such firms. We intend to continue this investment program in the future, assuming that we can find suitable firms to invest in and that we can negotiate agreements on acceptable terms. We cannot be certain that we will be successful in finding or investing in such firms or that they will have favorable operating results.

    We have been in operation for five years and had net losses in the first four years. To date, our growth has come mostly from making new investments. However, the performance of our existing affiliates is becoming increasingly important to our growth. We may not be successful in making new investments and the firms we invest in may fail to carry out their growth or management succession plans. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse effect on our financial condition and prospects.

    A large part of the purchase price we pay for the firms in which we invest usually consists of cash. We believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future. However, we expect that these sources of capital will not be sufficient to fund anticipated investments in firms. Therefore, we will need to raise capital by making additional long-term or short-term borrowings or by selling shares of our stock, either publicly or privately, in order to complete further investments. This could increase our interest expense, decrease our net income or dilute the interests of our existing shareholders. Moreover, we may not be able to obtain financing for future investments on acceptable terms, if at all.

    On March 3, 1999 we completed our second public offering of Common Stock which generated $102.3 million of net proceeds which was used to repay indebtedness. After the application of these proceeds we had $156.2 million of outstanding debt and $173.8 million available to borrow under our credit facility. We can use borrowings under our credit facility for future investments and for our working capital needs only if we continue to meet the financial tests under the terms of our credit facility. We may also expand our credit facility by an additional $70 million with the consent of our lenders. We anticipate that we will borrow more in the future when we invest in investment management firms. This will subject us to the risks normally associated with debt financing.

    Our credit facility contains provisions for the benefit of our lenders which could operate in ways that restrict the manner in which we can conduct our business or may have an adverse impact on the interests of our stockholders. For example:

    - Our borrowings under the credit facility are collateralized by pledges of all of our interests in our affiliates (including all interests indirectly held through wholly-owned subsidiaries).

    - Our credit facility contains, and future debt instruments may contain, restrictive covenants that could limit our ability to obtain additional debt financing and could adversely affect our ability to make future investments in investment management firms.

    - Our credit facility prohibits us from paying dividends and other distributions to our stockholders and restricts us, our affiliates and any other subsidiaries we may have from incurring indebtedness, incurring liens, disposing of assets and engaging in extraordinary transactions. We are also required to comply with the credit facility's financial covenants on an ongoing basis.

    - We cannot borrow under our credit facility unless we comply with its requirements.

    Because indebtedness under our credit facility bears interest at variable rates, interest rate increases will increase our interest expense, which could adversely affect our cash flow and ability to meet our debt service obligations. Although we have entered into interest rate "hedging" contracts designed to offset a portion of our exposure to interest rate fluctuations above specified levels, we cannot be certain that this strategy will be effective. If prevailing interest rates drop below levels set in our hedging contracts, we may have to pay higher interest rates under the hedging contracts than would otherwise apply under the actual indebtedness.

    At December 31, 1998, our total assets were $605.3 million, of which $490.5 million were intangible assets consisting of acquired client relationships and goodwill. We cannot be certain that we will ever realize the value of such intangible assets. We are amortizing (writing off) these intangible assets on a straight-line basis over periods ranging from nine to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. Pro forma for all investments in our affiliates to date, amortization of intangible assets, including goodwill, would have resulted in a charge to operations of $21.3 million for the year ended December 31, 1998.

    We evaluate each investment and establish appropriate amortization periods based on a number of factors including:

    - the firm's historical and potential future operating performance and rate of attrition among clients,

    - the stability and longevity of existing client relationships,

    - the firm's recent, as well as long-term, investment performance,

    - the characteristics of the firm's products and investment styles,

    - the stability and depth of the firm's management team, and

    - the firm's history and perceived franchise or brand value.

    After making each investment, we reevaluate these and other factors on a regular basis to determine if the related intangible assets continue to be realizable and if the amortization period continues to be appropriate. In 1995 and 1996, our reevaluations resulted in the write-off of approximately $2.5 million and $4.6 million of unamortized goodwill, respectively.

    Any future determination requiring the write-off of a significant portion of unamortized intangible assets could adversely affect our results of operations and financial position. In addition, we intend to invest in additional investment management firms in the future. While these firms may contribute additional revenue to us, they will also result in the recognition of additional intangible assets which will cause further increases in amortization expense.

    The Financial Accounting Standards Board ("FASB") is currently considering a new approach for all companies that would require all purchased goodwill to be amortized on a straight-line basis over its useful life, not to exceed 20 years. The FASB is also considering an approach in which the useful life of goodwill would be presumed to be 10 years or less, unless sufficient evidence supports a longer life, not to exceed 20 years. It is not certain whether the FASB's new approach would apply only to newly purchased goodwill or whether it would apply to both previously recorded and newly purchased goodwill, however, the FASB voted to grandfather the accounting for goodwill recorded prior to the effective date of the final statement in the first quarter of 1999. The final statement on this issue, which is expected to be issued in the fourth quarter of 2000, may present a different approach.

    We currently amortize goodwill purchased in our 13 investments on a straight line basis ranging from 15 to 35 years. Any changes in generally accepted accounting principles ("GAAP") that reduce the period over which we may amortize goodwill may have an adverse effect on our acquisition strategy and our financial results. A shorter goodwill amortization period would increase annual amortization expense and reduce our net income over the amortization period.

    We depend on the efforts of William J. Nutt, our President and Chief Executive Officer, Sean M. Healey, our Executive Vice President, and our other officers. Messrs. Nutt and Healey, in particular, play an important role in identifying suitable investment opportunities for us. Messrs. Nutt and Healey do not have employment agreements with us, although each of them has a significant equity interest in us (including options subject to vesting provisions).

    In addition, Tweedy, Browne, our largest affiliate based on revenue, depends heavily on the services of Christopher H. Browne, William H. Browne and John D. Spears. These individuals have managed Tweedy, Browne for over 20 years and are primarily responsible for all of that firm's investment decisions. Although each of these individuals has entered into an employment agreement with Tweedy, Browne providing for continued employment until October 2007, these employment agreements are not a guarantee that these individuals will remain with Tweedy, Browne until that date.

    Our loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel may adversely affect our business. The market for investment managers is extremely competitive and is increasingly characterized by frequent movement by investment managers among different firms. In addition, because individual investment managers at our affiliates often maintain a strong, personal relationship with their clients based on the clients' trust in individual managers, the loss of a key investment manager at an affiliate could jeopardize the affiliate's relationships with its clients and lead to the loss of client accounts. Losing client accounts in these circumstances could have a material adverse effect on the results of our operations and our financial condition and that of our affiliates. Although we use a combination of economic incentives, vesting provisions, and, in some instances, non-solicitation agreements and employment agreements in an attempt to retain key management personnel, we cannot guarantee that key managers will remain with us.

    Because our affiliates offer a broad range of investment management services and utilize a number of distribution channels, changing conditions in the financial and securities markets directly affect our performance.

    The financial markets and the investment management industry in general have experienced both record performance and record growth in recent years. For example, between January 1, 1995 and December 31, 1998, the S&P 500 Index appreciated at a compound annual rate of approximately 30.5% and the aggregate assets under management of mutual and pension funds grew at a compound annual rate of 20.7% during 1995-1997, according to the Federal Reserve Board and the Investment Company Institute. Domestic and foreign economic conditions and general trends in business and finance, among other factors, affect the financial markets and businesses operating in the securities industry. We cannot guarantee that broader market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our affiliates' performance and may cause our affiliates to experience declining assets under management and/or fees, which would reduce cash flow distributable to us.

    Our investment in Tweedy, Browne represents our single largest investment to date, with a purchase price of $300 million. Tweedy, Browne's revenues represented 28% of our pro forma revenues for 1998. Poor financial performance by Tweedy, Browne would have an adverse effect on our consolidated results of operations and financial condition.

    Our affiliates derive almost all of their revenues from investment management contracts. These contracts are typically terminable without penalty upon 60 days' notice in the case of mutual fund clients or upon 30 days' notice in the case of individual and institutional clients. As a result, our affiliates' clients may withdraw funds from accounts managed by the affiliates at their election. In addition, these contracts generally provide for payment based on the market value of assets under management, although a portion also provide for payment based on investment performance. Because most of these contracts provide for payments based on market values of securities, fluctuations in securities prices will directly affect our consolidated results of operations and financial condition. Changes in our clients' investment patterns will also affect the total assets under management. Moreover, some of our affiliates' fees are higher than those of other investment managers for similar types of investment services. The ability of each of our affiliates to maintain its fee levels in a competitive environment depends on its ability to provide clients with investment returns and services which are satisfactory to its clients. We cannot be certain that our affiliates will be able to retain their existing clients or to attract new clients at their current fee levels.

    Because we are a holding company, we receive all of our cash from distributions made to us by our affiliates. All of our affiliates have entered into agreements with us pursuant to which they have agreed to pay to us a specified percentage of their gross revenues on a quarterly basis. In our agreements with our affiliates, the distributions made to us by our affiliates represent only a portion of our affiliates' gross revenues. Our affiliates use the portion of their revenues not required to be distributed to us to pay their operating expenses and distributions to their management teams. The payment of distributions to us by our affiliates may be subject to the claims of our affiliates' creditors and to limitations applicable to our affiliates under state laws governing corporations, partnerships and limited liability companies, state and federal regulatory requirements for the securities industry and bankruptcy and insolvency laws. As a result, we cannot guarantee that our affiliates will always make these distributions. See "Business--Our Structure and Relationship with Affiliates--Revenue Sharing Arrangements".

    When we made our original investments in our affiliates, we agreed to purchase the additional ownership interests in each affiliate from the owners of these interests on pre-negotiated terms which are subject to several conditions and limitations. Consequently, we may have to purchase some of these interests from time to time for cash (which we may have to borrow) or in exchange for newly issued shares of our Common Stock. These purchases may result in us having more interest expense and less net income or in our existing stockholders experiencing a dilution of their ownership of us. In addition, these purchases may result in our ownership of larger portions of our affiliates, which may have an adverse effect on our cash flow and liquidity. See "Business--Our Structure and Relationship with Affiliates--Our Purchase of Additional Interests in Our Existing Affiliates".

    Although our agreements with our affiliates give us the authority to control some types of business activities undertaken by them and we have voting rights with respect to significant decisions, our affiliates manage and control their own day-to-day operations, including all investment management policies and fee levels, product development, client relationships, compensation programs and compliance activities. As a result, we may not become aware, for example, of one of our affiliates' non-compliance with a regulatory requirement as quickly as if we were involved in the day-to-day business of the affiliate or we may not become aware of such non-compliance. In situations such as the preceding example, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our affiliates. See "Business--Government Regulation". In addition, because our affiliates conduct their own marketing and client relations, they may from time to time compete with each other for clients. See "Business--Our Structure and Relationship with Affiliates".

    Some of our existing affiliates are partnerships of which we are the general partner. Consequently, to the extent any of these affiliates incurs liabilities or expenses which exceed its ability to pay for them, we are liable for their payment. In addition, with respect to all of our affiliates we may be held liable in some circumstances as a control person for their acts as well as those of their employees. We and our affiliates maintain errors and omissions and general liability insurance in amounts which we and they believe to be adequate to cover any potential liabilities. We cannot be certain, however, that we will not have claims which exceed the limits of our available insurance coverage, that our insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us with sufficient limits or at a reasonable cost. A judgment against us or any of our affiliates in excess of our available coverage could have a material adverse effect on us.

    We are an asset management holding company which invests in mid-sized investment management firms. The market for partial or total acquisitions of interests in investment management firms is highly competitive. We have several competitors which are also set up as holding companies and invest in or buy investment management firms. In addition, many other public and private companies, including commercial and investment banks, insurance companies and investment management firms, most of which have longer operating histories and significantly greater resources than us, invest in or buy investment management firms. Moreover, some of our principal stockholders also invest in or buy investment management firms and may compete with us as we pursue additional investments. We cannot guarantee that we will be able to compete effectively with such competitors, that new competitors will not enter the market or that such competition will not make it more difficult or impracticable for us to make new investments in investment management firms.

    The investment management business is also highly competitive. Our affiliates compete with a broad range of investment managers, including public and private investment advisers as well as firms associated with securities broker-dealers, banks, insurance companies and other entities. From time to time, our affiliates may also compete with each other for clients. Many of our affiliates' competitors have greater resources than do we and our affiliates. In addition to competing directly for clients, competition may reduce the fees that our affiliates can obtain for their services. We believe that each of our affiliate's ability to compete effectively with other firms is dependent upon the affiliate's products, level of investment performance and client service, as well as the marketing and distribution of its investment products. We cannot be certain that our affiliates will be able to achieve favorable investment performance and retain their existing clients.

    Some of our affiliates operate or advise clients outside of the United States. Furthermore, in the future we may invest in other investment management firms which operate or advise clients outside of the United States and our existing affiliates may expand their non-U.S. operations. Our affiliates take risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. We cannot be certain that one or more of these risks will not have an adverse effect on our affiliates, including investment management firms in which we may invest in the future, and, consequently, on our consolidated business, financial condition and results of operations.

    Many aspects of our affiliates' businesses are subject to extensive regulation by varying U.S. federal regulatory authorities, certain state regulatory authorities, and non-U.S. regulatory authorities. There is no assurance that our affiliates will fulfill all applicable regulatory requirements. The failure of any affiliate to meet regulatory requirements could subject such affiliate to sanctions which might materially impact the affiliate's business and our business. For further information concerning the regulations to which we and our Affiliates are subject, see
"Business--Government Regulation".

    The "Year 2000" poses a concern to our business as a result of the fact that computer applications have historically used the last two digits, rather than all four digits, to store year data. If left unmodified, these applications would misinterpret the year 2000 for the year 1900 and would in many cases be unable to function properly in the Year 2000 and beyond. We cannot be certain that we or our affiliates will not encounter unforeseen delays or costs in completing preparations for the Year 2000. For further information concerning the Year 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000".

    Several provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated By-laws and Delaware law may, together or separately, prevent a transaction which is beneficial to our stockholders from occurring. These provisions may discourage potential purchasers from presenting acquisition proposals, delay or prevent potential purchasers from acquiring a controlling interest in us, block the removal of incumbent directors or limit the price that potential purchasers might be willing to pay in the future for shares of our Common Stock. These provisions include the issuance, without further stockholder approval, of preferred stock with rights and privileges which could be senior to the Common Stock. We are also subject to Section 203 of the Delaware General Corporation Law which, subject to a few exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder.

    We have never declared or paid a cash dividend on our Common Stock. We intend to retain earnings to repay debt and to finance the growth and development of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Any declaration of cash dividends in the future will depend, among other things, upon our results of operations, financial condition and capital requirements as well as general business conditions. Our credit facility also contains restrictions which prohibit us from making dividend payments to our stockholders. See "Market for Registrant's Common Equity and Related Stockholder Matters".

    The market price of our Common Stock has historically experienced and may continue to experience high volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our Common Stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our Common Stock.

    If our stockholders sell substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market, the market price of our Common Stock could fall. Such sales may also make it more difficult for us to sell equity or equity-related securities in the public market in the future at a time and at a price that we deem appropriate.

    In addition, we have registered for resale the 1,750,000 shares of our Common Stock reserved for issuance under our stock plans. As of December 31, 1998, options to purchase 1,171,750 shares of our Common Stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting and, in the case of some stock options, the expiration of lock-up agreements. The possible sale of a significant number of the shares may cause the price of our Common Stock to fall.

    In addition, the holders of certain shares of our Common Stock have the right in some circumstances to require us to register their shares under the Securities Act of 1933, as amended (the "Securities Act") for resale to the public, while those holders as well as others have the right to include their shares in any registration statement filed by us.

    In addition, some of the managers of our affiliates have the right under some circumstances to exchange portions of their interests in our affiliates for shares of our Common Stock. Some of these managers also have the right to include these shares in a registration statement filed by us under the Securities Act. By exercising their registration rights and causing a large number of shares to be sold in the public market, these holders may cause the price of our Common Stock to fall. In addition, any demand to include shares in our registration statements could have an adverse effect on our ability to raise needed capital.

ITEM 2. PROPERTIES

    Our executive offices are located at Two International Place, 23rd Floor, Boston, Massachusetts 02110. In Boston, we occupy 8,047 square feet under a lease that expires in March 2003. Each of our affiliates also leases office space in the city or cities in which it conducts business.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we and our affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low closing prices as reported on the New York Stock Exchange composite tape since our initial public offering on November 21, 1997.

                                                                              HIGH         LOW
                                                                            --------    ---------
1998
  First Quarter..........................................................   $37 3/16    $27 1/4
  Second Quarter.........................................................    39 3/16     34 1/16
  Third Quarter..........................................................    37 7/16     13 11/16
  Fourth Quarter.........................................................    30 3/4      13 11/16
1997
  Fourth Quarter (since November 21, 1997)...............................   $29 7/8     $24

    The closing price for the shares on the New York Stock Exchange on March 26, 1999 was $24 5/8.

    As of December 31, 1998 there were 95 stockholders of record. As of March 26, there were 119 stockholders of record.

    We have not declared a dividend with respect to the periods presented. We intend to retain earnings to repay debt and to finance the growth and development of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Our credit facility also prohibits us from making dividend payments to our stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources".

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are selected financial data for the five years since inception, December 29, 1993. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                         1994       1995       1996       1997        1998
                                       ---------  ---------  ---------  ---------  ----------
                                         (DOLLARS IN THOUSANDS, EXCEPT AS INDICATED AND PER
                                                            SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues.............................  $   5,374  $  14,182  $  50,384  $  95,287  $  238,494
Operating expenses:
  Compensation and related
  expenses...........................      3,591      6,018     21,113     41,619      87,669
  Amortization of intangible
  assets.............................        774      4,174      8,053      6,643      17,417
  Depreciation and other
  amortization.......................         19        133        932      1,915       2,707
  Other operating expenses...........      1,000      2,567     13,115     22,549      37,921
                                       ---------  ---------  ---------  ---------  ----------
    Total operating expenses.........      5,384     12,892     43,213     72,726     145,714
                                       ---------  ---------  ---------  ---------  ----------
Operating income (loss)..............        (10)     1,290      7,171     22,561      92,780
Non-operating (income) and expenses:
  Investment and other income........       (966)      (265)      (337)    (1,174)     (2,251)
  Interest expense...................        158      1,244      2,747      8,479      13,603
                                       ---------  ---------  ---------  ---------  ----------
                                            (808)       979      2,410      7,305      11,352
                                       ---------  ---------  ---------  ---------  ----------
Income before minority interest,
  income taxes and extraordinary
  item...............................        798        311      4,761     15,256      81,428
Minority interest(1).................       (305)    (2,541)    (5,969)   (12,249)    (38,843)
                                       ---------  ---------  ---------  ---------  ----------
Income (loss) before income taxes and
  extraordinary item.................        493     (2,230)    (1,208)     3,007      42,585
Income taxes.........................        699        706        181      1,364      17,034
                                       ---------  ---------  ---------  ---------  ----------
Income (loss) before extraordinary
  item...............................       (206)    (2,936)    (1,389)     1,643      25,551
                                       ---------  ---------  ---------  ---------  ----------
Extraordinary item...................         --         --       (983)   (10,011)         --
                                       ---------  ---------  ---------  ---------  ----------
Net income (loss)....................  $    (206) $  (2,936) $  (2,372) $  (8,368) $   25,551
                                       ---------  ---------  ---------  ---------  ----------
                                       ---------  ---------  ---------  ---------  ----------
Net income (loss) per share--basic...  $   (0.07) $   (2.95) $   (5.49) $   (3.69) $     1.45
                                       ---------  ---------  ---------  ---------  ----------
                                       ---------  ---------  ---------  ---------  ----------
Net income (loss) per
  share--diluted.....................  $   (0.07) $   (2.95) $   (5.49) $   (1.02) $     1.33
                                       ---------  ---------  ---------  ---------  ----------
Average shares outstanding--basic....  3,030,548    996,144    431,908  2,270,684  17,582,900
Average shares
  outstanding--diluted...............  3,030,548    996,144    431,908  8,235,529  19,222,831
OTHER FINANCIAL DATA
Assets under management (at period
  end, in millions)..................  $     755  $   4,615  $  19,051  $  45,673  $   57,731
EBITDA(2)............................      1,444      3,321     10,524     20,044      76,312
EBITDA as adjusted(3)................        587      1,371      7,596     10,201      45,675
Cash flow from operating
  activities.........................        818      1,292      6,185     16,205      45,424
Cash flow used in investing
  activities.........................     (6,156)   (37,781)   (29,210)  (327,275)    (72,665)
Cash flow from financing
  activities.........................      9,509     46,414     15,650    327,112      28,163
BALANCE SHEET DATA
Current assets.......................  $   4,791  $  16,847  $  23,064  $  52,058  $   95,811
Acquired client relationships, net...      3,482     18,192     30,663    142,875     169,065
Goodwill, net........................      5,417     26,293     40,809    249,698     321,409
Total assets.........................     13,808     64,699    101,335    456,990     605,334
Current liabilities..................      2,021      4,111     23,591     18,815      64,617
Senior debt..........................         --     18,400     33,400    159,500     190,500
Total liabilities....................      3,925     26,620     60,856    180,771     267,531
Minority interest(1).................         80      1,212      3,490     16,479      24,148
Preferred stock......................     10,004     40,008     42,476         --          --
Stockholders' equity.................      9,803     36,867     36,989    259,740     313,655

------------------------
(1) All but one of our affiliates are majority-owned subsidiaries (we own less than a 50% interest in Paradigm). Minority interest consists of that portion of each affiliate's operating results and net assets that are owned by minority owners and is reflected as a reduction of net income and stockholders' equity, respectively.
(2) As defined by Note (2) on page 11.
(3) As defined by Note (3) on page 11.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

    WHEN USED IN THIS FORM 10-K AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "BELIEVES", "ESTIMATE", "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "BUSINESS-CAUTIONARY STATEMENTS" THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE WISH TO ADVISE READERS THAT THE FACTORS UNDER THE CAPTION "BUSINESS--CAUTIONARY STATEMENTS" COULD AFFECT OUR FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS.

    IN ADDITION, THE DISCUSSION AND ANALYSIS WITH RESPECT TO THE YEAR 2000 ISSUE IN THIS FORM 10-K, INCLUDING (i) OUR EXPECTATIONS OF WHEN YEAR 2000 COMPLIANCE WILL ACTUALLY BE ACHIEVED, (ii) ESTIMATES OF THE COSTS INVOLVED IN ACHIEVING YEAR 2000 READINESS AND (iii) OUR BELIEF THAT THE COSTS WILL NOT BE MATERIAL TO OPERATING RESULTS, ARE BASED ON MANAGEMENT'S ESTIMATES WHICH, IN TURN, ARE BASED UPON A NUMBER OF ASSUMPTIONS REGARDING FUTURE EVENTS, INCLUDING THIRD PARTY MODIFICATION PLANS AND THE AVAILABILITY OF CERTAIN RESOURCES. THERE CAN BE NO GUARANTEE THAT THESE ESTIMATES WILL BE ACHIEVED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM MANAGEMENT'S ESTIMATES. SPECIFIC FACTORS WHICH MIGHT CAUSE SUCH MATERIAL DIFFERENCES WITH RESPECT TO THE YEAR 2000 ISSUE INCLUDE, BUT ARE NOT LIMITED TO, THE FAILURE OF THIRD PARTY PROVIDERS TO ACHIEVE REPRESENTED OR STATED LEVELS OF YEAR 2000 COMPLIANCE, AVAILABILITY AND COST OF PERSONNEL TRAINED IN THIS AREA, THE ABILITY TO LOCATE AND CORRECT ALL RELEVANT COMPUTER CODES, AND SIMILAR UNCERTAINTIES.

    WE WILL NOT UNDERTAKE AND WE SPECIFICALLY DISCLAIM ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF EVENTS, WHETHER OR NOT ANTICIPATED.

OVERVIEW

    We acquire equity interests in mid-sized investment management firms and currently derive all of our revenues from those firms. We refer to firms in which we have purchased less than 100% (typically less than 80%) as our "affiliates". We hold investments in 13 affiliates that managed $62.1 billion in assets at December 31, 1998. Our most recent affiliate investments were in Essex (March 1998), DHJA (December 1998) and Rorer (January 1999). On January 29, 1999, we entered into a definitive agreement to acquire substantially all of the partnership interests in the Managers Funds, L.P. ("Managers"), which serves as the adviser to a family of ten equity and fixed income no-load mutual funds. These mutual funds had a total of $1.8 billion in assets under management at December 31, 1998.

    We have a revenue sharing arrangement with each of our affiliates which allocates a specified percentage of revenues (typically 50-70%) for use by management of that affiliate in paying operating expenses, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of the affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that affiliate (including AMG), generally in proportion to their ownership of the affiliate. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of the affiliates by allowing them:

    - to participate in their firm's growth through their compensation from the Operating Allocation,

    - to receive a portion of the Owners' Allocation based on their ownership interest in the affiliate, and

    - to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and bonuses for management of the affiliate.

    The managers of each affiliate, therefore, have an incentive to both increase revenues (thereby increasing the Operating Allocation and their Owners' Allocation) and to control expenses (thereby increasing the excess Operating Allocation).

    The revenue sharing arrangements allow us to participate in the revenue growth of each affiliate because we receive a portion of the additional revenue as our share of the Owners' Allocation. However, we participate in that growth to a lesser extent than the managers of the affiliate, because we do not share in the growth of the Operating Allocation.

    Under the organizational documents of the affiliates, the allocations and distributions of cash to us generally take priority over the allocations and distributions to the management owners of the affiliates. This further protects us if there are any expenses in excess of the Operating Allocation of an affiliate. Thus, if an affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the affiliate's management owners, until that portion is eliminated, and then reduce the portion allocated to us.

    The portion of each affiliate's revenues which is included in its Operating Allocation and retained by it to pay salaries, bonuses and other operating expenses, as well as the portion of each affiliate's revenues which is included in its Owners' Allocation and distributed to us and the other owners of the affiliate, are both included as "revenues" on our Consolidated Statements of Operations. The expenses of each affiliate which are paid out of the Operating Allocation, as well as our holding company expenses which we pay out of the amounts of the Owners' Allocation which we receive from the affiliates, are both included in "operating expenses" on our Consolidated Statements of Operations. The portion of each affiliate's Owners' Allocation which is allocated to owners of the affiliates other than us is included in "minority interest" on our Consolidated Statements of Operations.

    The EBITDA Contribution of an affiliate represents the Owners' Allocation of that affiliate allocated to AMG before interest, taxes, depreciation and amortization of that affiliate. EBITDA Contribution does not include our holding company expenses.

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

    Our level of profitability will depend on a variety of factors including principally: (i) the level of affiliate revenues, which is dependent on the ability of our existing affiliates and future affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients, and obtaining favorable investment results; (ii) the receipt of Owners' Allocation, which is dependent on the ability of the affiliates and future affiliates to maintain certain levels of operating profit margins; (iii) the availability and cost of the capital with which we finance our investments; (iv) our success in attracting new investments and the terms upon which such transactions are completed; (v) the level of intangible assets and the associated amortization expense resulting from our investments; (vi) the level of expenses incurred for holding company operations, including compensation for its employees; and (vii) the level of taxation to which we are subject, all of which are, to some extent, dependent on factors which are not in our control, such as general securities market conditions.

    Assets under management on a historical basis increased by $12.0 billion to $57.7 billion at December 31, 1998 from $45.7 billion at December 31, 1997, in part due to the investments made in Essex and DHJA during 1998. Excluding the initial assets under management at the dates of these investments, assets under management increased by $3.8 billion as a result of $3.6 billion in market appreciation and $159.6 million from net client cash flows. Excluding assets managed using "overlay" strategies (which generally carry fees at the lower end of the range of fees for directly managed assets), assets increased by $1.7 billion for the year. Assets indirectly managed using such "overlay" strategies declined by $1.6 billion for the year.

    Our investments have been accounted for under the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in affiliates over the fair value of the net assets acquired, including acquired client relationships.

    As a result of the series of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets and our results of operations have included increased charges for amortization of those intangible assets. As of December 31, 1998, our total assets were approximately $605.3 million, of which approximately $169.1 million consisted of acquired client relationships and $321.4 million consisted of goodwill.

    The amortization period for intangible assets for each investment is assessed individually, with amortization periods for our investments to date ranging from nine to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. In determining the amortization period for intangible assets acquired, we consider a number of factors including: the firm's historical and potential future operating performance and rate of attrition among clients; the stability and longevity of existing client relationships; the firm's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the firm's management team and the firm's history and perceived franchise or brand value. We perform a quarterly evaluation of intangible assets on an affiliate-by-affiliate basis to determine whether there has been any impairment in their carrying value or their useful lives. If impairment is indicated, then the carrying amount of intangible assets, including goodwill, will be reduced to their fair values.

    While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of our operating expenses, management believes it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Because of this, and because our distributions from our affiliates are based on their Owners' Allocation, management has provided additional supplemental information in this report for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Such measures are (i) EBITDA, which we believe is useful to investors as an indicator of our ability to service debt, to make new investments and meet working capital requirements, and (ii) EBITDA as adjusted, which we believe is useful to investors as another indicator of funds available which may be used to make new investments, to repay debt obligations, to repurchase shares of our Common Stock or pay dividends on our Common Stock.

RESULTS OF OPERATIONS

    SUPPLEMENTAL PRO FORMA INFORMATION

    Affiliate operations are included in our historical financial statements from their respective dates of acquisition. We consolidate affiliates when we own a controlling interest and include in minority interest the portion of capital and Owners' Allocation owned by persons other than us.

    Because we have made investments in each of the periods for which financial statements are presented, we believe that the operating results for these periods are not directly comparable. Substantially all of the changes in our income, expense and balance sheet categories result from the inclusion of the acquired businesses from the dates of our investments in them. Therefore, we have provided the following pro forma data, which should be read with our consolidated financial statements and the notes to such statements, which are included elsewhere in this report.

    All amounts below are pro forma for the inclusion of the Essex, DHJA and Rorer investments as if such transactions occurred on January 1, 1998.

                  UNAUDITED PRO FORMA SUPPLEMENTAL INFORMATION

                                                                               DECEMBER 31,
                                                                                   1998
                                                                              ---------------
                                                                               (IN MILLIONS)
Assets under Management--at period end:
  Tweedy, Browne............................................................     $   6,641
  Other Affiliates..........................................................        55,490
                                                                                   -------
Total.......................................................................     $  62,131
                                                                                   -------
                                                                                   -------

                                                                                                    YEAR ENDED
                                                                                                 DECEMBER 31, 1998
                                                                                                  (IN THOUSANDS)
                                                                                                 -----------------
Revenues:
  Tweedy, Browne...............................................................................     $    78,243
  Other Affiliates.............................................................................         200,084
                                                                                                       --------
    Total......................................................................................     $   278,327
                                                                                                       --------
                                                                                                       --------

Owners' Allocation(1):
  Tweedy, Browne...............................................................................     $    54,097
  Other Affiliates.............................................................................          88,936
                                                                                                       --------
    Total......................................................................................     $   143,033
                                                                                                       --------
                                                                                                       --------

EBITDA Contribution(2):
  Tweedy, Browne...............................................................................     $    39,284
  Other Affiliates.............................................................................          57,642
                                                                                                       --------
    Total......................................................................................     $    96,926
                                                                                                       --------
                                                                                                       --------

OTHER PRO FORMA FINANCIAL DATA:
RECONCILIATION OF EBITDA CONTRIBUTION TO EBITDA
  Total EBITDA Contribution (as above).........................................................     $    96,926
  Less holding company expenses................................................................          (7,648)
                                                                                                       --------
EBITDA(3)......................................................................................     $    89,278
                                                                                                       --------

EBITDA as adjusted(4)..........................................................................     $    52,724
------------------------------------------------------------------------------------------------------------------

OTHER HISTORICAL CASH FLOW DATA:
  Cash flow from operating activities..........................................................     $    45,424
  Cash flow used in investing activities.......................................................         (72,665)
  Cash flow from financing activities..........................................................          28,163

  EBITDA(3)....................................................................................          76,312
  EBITDA as adjusted(4)........................................................................          45,675

------------------------

(1) As defined in "Revenue Sharing Arrangements" on page 6.

(2) As defined by Note(1) on page 11.

(3) As defined by Note(2) on page 11.

(4) As defined by Note(3) on page 11.

    The table below depicts the pro forma change in our assets under management giving effect to all investments made as of December 31, 1998 and the Rorer investment completed on January 6, 1999 as if such investments occurred on January 1, 1998.

                                                                          YEAR ENDED
                                                                           DECEMBER
                                                                           31, 1998
                                                                          -----------
                                                                              (IN
                                                                           MILLIONS)
Assets under management--beginning......................................   $  54,961
Net new sales...........................................................       2,001
Market appreciation.....................................................       5,169
                                                                          -----------
Assets under management--ending.........................................   $  62,131
                                                                          -----------
                                                                          -----------

    HISTORICAL

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

    We had net income of $25.6 million for the year ended December 31, 1998 compared to net income before extraordinary item of $1.6 million for the year ended December 31, 1997. The increase in net income resulted substantially from net income from new investments. We invested in Gofen and Glossberg in May 1997, GeoCapital in September 1997, Tweedy, Browne in October 1997, and Essex in March 1998 (collectively, the "New Affiliates") and included their results from the respective dates of investment. Our net loss after extraordinary item of $8.4 million for the year ended December 31, 1997 resulted from a $10.0 million extraordinary item, net of related tax benefit, from the write-off of debt issuance costs related to the early extinguishment of debt.

    Revenues for the year ended December 31, 1998 were $238.5 million, an increase of $143.2 million over the year ended December 31, 1997. Such increase was primarily a result of the addition of the New Affiliates. Performance-based fees earned by our affiliates remained approximately 18% of revenues, increasing $26.8 million to $44.0 million for the year ended December 31, 1998 compared to $17.2 million for the year ended December 31, 1997, primarily as a result of the addition of the New Affiliates.

    Operating expenses increased by $73.0 million to $145.7 million for the year ended December 31, 1998 over the year ended December 31, 1997. Compensation and related expenses increased by $46.1 million to $87.7 million, amortization of intangible assets increased by $10.8 million to $17.4 million, selling, general and administrative expenses increased by $12.7 million to $31.6 million, and other operating expenses increased by $2.6 million to $6.3 million. The growth in operating expenses was primarily a result of the addition of the New Affiliates.

    Minority interest increased by $26.6 million to $38.8 million for the year ended December 31, 1998 over the year ended December 31, 1997, primarily as a result of the addition of the New Affiliates.

    Interest expense increased by $5.1 million to $13.6 million for the year ended December 31, 1998 over the year ended December 31, 1997, as a result of the increased indebtedness incurred in connection with the investments in the New Affiliates.

    Income tax expense was $17.0 million for the year ended December 31, 1998 compared to $1.4 million for the year ended December 31, 1997. The change in income tax expense is principally related to the increase in income before taxes in the year ended December 31, 1998.

    EBITDA increased by $56.3 million to $76.3 million for the year ended December 31, 1998 over the year ended December 31, 1997, primarily as a result of the inclusion of the New Affiliates.

    EBITDA as adjusted increased by $35.5 million to $45.7 million for the year ended December 31, 1998 over the year ended December 31, 1997 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $20.1 million for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

    We had a net loss of $8.4 million for the year ended December 31, 1997 compared to a net loss of $2.4 million for the year ended December 31, 1996. The net loss for the year ended December 31, 1997 resulted primarily from the extraordinary item of $10.0 million, net of related tax benefit, from the early extinguishment of debt. Before extraordinary item, net income was $1.6 million for the year ended December 31, 1997 compared to a net loss of $1.4 million for the year ended December 31, 1996.

    Total revenues for the year ended December 31, 1997 were $95.3 million, an increase of $44.9 million or 89% over the year ended December 31, 1996. We invested in Burridge in December 1996, Gofen and Glossberg in May 1997, GeoCapital in September 1997 and Tweedy, Browne in October 1997, and included their results from their respective purchase dates. In addition, we invested in First Quadrant in March 1996 and its results were included in the results for the year ended December 31, 1996 from its purchase date. Revenues from these investments accounted for $43.1 million of the increase in revenues from 1996 to 1997 while revenues from other existing affiliates increased by $1.8 million to $26.7 million. Performance-based fees, primarily earned by First Quadrant, increased by $4.0 million to $17.2 million for the year ended December 31, 1997 compared to $13.2 million for the year ended December 31, 1996.

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

    Selling, general and administrative expenses increased by $8.0 million to $18.9 million for the year ended December 31, 1997 from $10.9 million for the year ended December 31, 1996. The First Quadrant, Burridge, Gofen and Glossberg, GeoCapital and Tweedy, Browne investments accounted for $6.0 million of this increase and the remainder was primarily due to increases in our selling, general and administrative expenses as well as our other affiliates.

    Other operating expenses increased by approximately $1.3 million to $3.6 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996, primarily due to the results of operations of the new affiliates described above.

    Minority interest increased by $6.2 million to $12.2 million for the year ended December 31, 1997 from $6.0 million for the year ended December 31, 1996. Of this increase, $5.4 million was as a result of the addition of new affiliates as described above and the remainder was due to the Owners' Allocation growth at our existing affiliates.

    Interest expense increased $5.8 million to $8.5 million for the year ended December 31, 1997 from $2.7 million for the year ended December 31, 1996 as a result of the increased indebtedness incurred in connection with the investments described above.

    Income tax expense was $1.4 million for the year ended December 31, 1997 compared to $181,000 for the year ended December 31, 1996. The effective tax rate for the year ended December 31, 1997 was 46% compared to 15% for the year ended December 31, 1996. The change in effective tax rates from 1996 to

1997 is related primarily to the change in the provision for federal taxes from 1996 to 1997. In 1996, we recorded a federal deferred tax benefit of $233,000 on a pretax loss of $1.2 million. In 1997, we recorded a deferred tax expense of $776,000 on pretax income of $3.0 million. The deferred taxes account for the effects of temporary differences between the recognition of deductions for book and tax purposes primarily related to the accelerated amortization of certain intangible assets.

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

LIQUIDITY AND CAPITAL RESOURCES

    We have met our cash requirements primarily through cash generated by operating activities, bank borrowings, and the issuance of equity and debt securities in public and private placement transactions. We anticipate that we will use cash flow from our operating activities to repay debt and to finance our working capital needs and will use bank borrowings and issue equity and debt securities to finance future affiliate investments. Our principal uses of cash have been to make investments in affiliates, to retire indebtedness, repurchase shares and to support our and our affiliates' operating activities. We expect that our principal use of funds for the foreseeable future will be for investments in additional affiliates, repayments of debt, including interest payments on outstanding debt, distributions of the Owners' Allocation to owners of affiliates other than us, additional investments in existing affiliates, including upon management owners' sales of their retained equity to us, and for working capital purposes. We do not expect to make commitments for material capital expenditures.

    At December 31, 1998, we had outstanding borrowings of senior debt under our credit facility of $190.5 million. On January 29, 1999 we exercised our option to expand the credit facility from $300 to $330 million and added another major commercial bank to our group of lenders. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million. Our credit facility bears interest at either LIBOR plus a margin ranging from .50% to 2.25% or the Prime Rate plus a margin ranging up to 1.25% and matures during December 2002. In order to offset our exposure to changing interest rates we enter into interest rate hedging contracts. See "Interest Rate Hedging Contracts." We pay a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility.

    Our borrowings under the credit facility are collateralized by pledges of all of our interests in affiliates (including all interests in affiliates which are directly held by us, as well as all interests in affiliates which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness), (ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned affiliate if, as a result of such transfer, we would own less than 51% of such affiliate, and (iv) declaring or paying dividends on our Common Stock.

    In order to provide the funds necessary for us to continue to acquire interests in investment management firms, including our existing affiliates upon the management owners' sales of their retained equity to us, it will be necessary for us to incur, from time to time, additional long-term bank debt and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available or become available on terms acceptable to us.

    Net cash flow from operating activities was $45.4 million, $16.2 million and $6.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net cash flow from operating activities from 1997 to 1998 was principally due to our investments in new affiliates in 1997 and 1998.

    Net cash flow used in investing activities was $72.7 million, $327.3 million and $29.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Of these amounts, $66.1 million, $325.9 million, and $25.6 million, respectively, were used to make investments in affiliates.

    On March 20, 1998, we acquired a majority interest in Essex. We paid $69.6 million in cash, in addition to 1,750,942 newly-issued shares of our Series C Convertible Non-Voting Stock which converted into an equal number of shares of Common Stock on March 20, 1999. The Company funded the cash portion of this investment with borrowings under its credit facility.

    On December 31, 1998, we acquired a 65% interest in DHJA. DHJA is a Houston based asset management firm with approximately $3.5 billion of assets under management at December 31, 1998. On January 6, 1999, we acquired an approximately 65% interest in Rorer. Rorer is a Philadelphia based investment adviser with approximately $4.4 billion of assets under management at December 31, 1998. We paid $65 million in cash for our investment in Rorer. We financed these two investments with borrowings under our credit facility.

    On January 29, 1999, we entered into a definitive agreement to acquire substantially all of the partnership interests in The Managers Funds, L.P., which serves as the adviser to a family of ten equity and fixed income no-load mutual funds. These mutual funds had a total of $1.8 billion in assets under management at December 31, 1998. This transaction is subject to customary closing conditions. We intend to finance the investment with a borrowing under our credit facility.

    Net cash flow from financing activities was $28.2 million, $327.1 million and $15.7 million for the years ended December 31, 1998, 1997 and 1996. The principal sources of cash from financing activities has been from borrowings under senior credit facilities and subordinated debt, private placements of our equity securities and our initial public offering. The uses of cash from financing activities during these periods were for the repayment of bank debt, repayment of subordinated debt, repayment of notes issued as purchase price consideration and for the payment of debt issuance costs.

    On September 11, 1998, our Board of Directors authorized a share repurchase program pursuant to which we could repurchase up to five percent of our issued and outstanding shares of Common Stock. Through December 31, 1998, we purchased 147,000 shares of Common Stock for $2.6 million.

    On March 3, 1999, we completed a public offering of 5,529,954 shares of Common Stock, of which 4,000,000 shares were sold by us and 1,529,954 shares were sold by selling stockholders. We used the net proceeds from the 4,000,000 shares sold by us to reduce indebtedness and did not receive any proceeds from the sale of Common Stock by the selling stockholders.

YEAR 2000

    The "Year 2000" poses a concern to our business as a result of the fact that computer applications have historically used the last two digits, rather than all four digits, to store year data. If left unmodified, these applications would misinterpret the Year 2000 for the Year 1900 and would in many cases be unable to function properly in the Year 2000 and beyond.

    We have based our evaluation of our ability to prepare for the Year 2000 upon a number of assumptions regarding future events, including third party modification plans and the availability of needed resources. We cannot guarantee that these estimates will be achieved, and actual results may differ materially from our estimates. Specific factors which might cause such material differences with respect to the Year 2000 issue include, but are not limited to, the failure of our affiliates to achieve represented or stated levels of Year 2000 compliance, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and similar uncertainties.

    AMG'S READINESS

    In anticipation of this problem, we have identified all of the significant computers, software applications and related equipment used at our holding company that need to be modified, upgraded or replaced to minimize the possibility of a material disruption to our business based on the advent of the Year 2000. We anticipate completing our Year 2000 preparations at the holding company by the end of the second quarter of 1999. We estimate our total cost will be less than $800,000 for the four year period ending on December 31, 1999. We cannot be certain that we will not encounter unforeseen delays or costs in completing our preparations.

    OUR AFFILIATES' READINESS

    We have also established a time line with each of our affiliates to complete their Year 2000 preparations and have received estimates from each of them of the costs required to complete their preparations. As part of our general preparedness program, each of our affiliates has assigned responsibility for preparing for the Year 2000 to a member of its senior management in order to ensure that both proprietary and third party vendor systems will be ready for the Year 2000. Each of our affiliates has completed its assessment and plans are in place for the renovation or replacement of all non-compatible systems. We anticipate that the affiliates will complete the renovation or replacement of all non-compatible systems and the subsequent testing of all systems by the end of the second quarter of 1999. Most of our affiliates pay for the costs of their Year 2000 preparations out of their operating allocation, which is the portion of their revenues that is allocated to pay their operating expenses. As a result, these costs will only reduce an affiliate's distributions to us based on our ownership interest in the affiliate if the affiliate's operating expenses exceed its operating allocation and the portion of revenues allocated to the management owners.

    OUTSIDE SERVICE PROVIDERS

    Outside service providers perform several processes which are critical to our affiliates' business operations, including transfer agency and custody functions. Our affiliates have surveyed these parties and are monitoring their progress. However, our affiliates have limited control, if any, over the actions of these outside parties and in some instances have no alternative vendors. If outside service providers fail to resolve their Year 2000 issues, we anticipate that our affiliates' operations will experience material disruptions caused by the inability to process trades and access client and investment research data files and, accordingly, our and our affiliates' businesses would be adversely affected.

INTEREST RATE SENSITIVITY

    Our revenues are derived primarily from fees which are based on the values of assets managed. Such values are affected by changes in the broader financial markets which are, in part, affected by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our affiliates' assets under management and associated fees.

    With respect to our debt financings, we are exposed to potential fluctuations in the amount of interest expense resulting from changing interest rates. We seek to offset such exposure in part by entering into interest rate hedging contracts. See "Interest Rate Hedging Contracts".

    Our annual interest expense increases or decreases by $195,250 for each 1/8 of 1% change in interest rates assuming LIBOR is between 5% and 6.78% and assuming current interest rate margins on current bank debt.

INTEREST RATE HEDGING CONTRACTS

    We seek to offset our exposure under our debt financing arrangements to changing interest rates by entering into interest rate hedging contracts. As of December 31, 1998, we were a party, with two major commercial banks as counterparties, to $185 million notional amount of swap contracts which are designed to limit interest rate increases on our borrowings and are linked to the three-month LIBOR. These swap contracts, upon quarterly reset dates, cap interest rates on the notional amounts at rates ranging between 6.67% and 6.78%. When LIBOR is below 5%, our floating interest rate debt is swapped for fixed rate debt at rates ranging between 6.67% and 6.78%. We generally borrow at LIBOR and pay an additional interest margin as described above. The hedging contracts limit the effects of our payment of interest at equivalent LIBOR rates of 6.78% or less on up to $185 million of indebtedness.

    As of January 15, 1999, we have entered into a swap contract to cap potential interest rate increases on $75 million of the $185 million notional amount of swap contracts identified above at 5.99%.

    There can be no assurance that we will continue to maintain such hedging contracts at their existing levels of coverage or that the amount of coverage maintained will cover all of our indebtedness outstanding at any such time. In addition, as noted above, our existing hedging contracts subject us to the risk of payments of higher interest rates when prevailing LIBOR rates are less than 5%. Therefore, there can be no assurance that the hedging contracts will meet their overall objective of reducing our interest expense. In addition, there can be no assurance that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.

RECENT ACCOUNTING DEVELOPMENTS

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

    We do not believe that the implementation of FAS 133 will have a material impact on our financial statements.

ECONOMIC AND MARKET CONDITIONS

    The financial markets and the investment management industry in general have experienced both record performance and record growth in recent years. For example, between January 1, 1995 and December 31, 1998, the S&P 500 Index appreciated at a compound annual rate of approximately 30.5% and the aggregate assets under management of mutual and pension funds grew at a compound annual rate of 20.7% during 1995-1997, according to the Federal Reserve Board and the Investment Company Institute. Domestic and foreign economic conditions and general trends in business and finance, among other factors, affect the financial markets and businesses operating in the securities industry. We cannot guarantee that broader market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our affiliates' performance and may cause our affiliates to experience declining assets under management and/or fees, which would reduce cash flow distributable to us.

INTERNATIONAL OPERATIONS

    First Quadrant Limited is organized and headquartered in London, England. Tweedy, Browne, based in New York, also maintains a research office in London. In the future, we may seek to invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on First Quadrant Limited or other non-U.S. investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

INFLATION

    We do not believe that inflation or changing prices have had a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We use interest-rate swaps to manage market exposures associated with our variable rate debt by creating offsetting market exposures. These instruments are not held for trading purposes. In the normal course of operations, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk, and legal risk, and are not represented in the analysis that follows.

    This analysis presents the hypothetical loss in earnings of the derivative instruments we held at December 31, 1998 that are sensitive to changes in interest rates. Interest rate swaps allow us to achieve a level of variable-rate and fixed-rate debt that is acceptable to us, and to reduce interest rate exposure. In each of our interest rate swaps, we have agreed with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Under each of our interest rate swaps, interest rates on the notional amounts are capped at rates ranging between 6.67% and 6.78% upon quarterly reset dates. In addition, if LIBOR falls below 5% at a quarterly reset date, we are required to make a payment to our counterparty equal to the difference between the interest rate on our floating rate LIBOR debt on an annualized rate of between 6.67% and 6.78%, multiplied by the notional principal amount. At December 31, 1998, a total of $185 million of our outstanding debt was subject to interest rate swaps, (the "Original Swaps"), and our exposure was to changes in three-month LIBOR rates. Beginning in January 1999, we became a party to additional contracts with a $75 million notional amount, (the "Subsequent Swaps"). These contracts are designed to limit interest rate increases to 5.99% on this notional amount if three month LIBOR rates fall below 5%.

    The hypothetical loss in earnings on all derivative instruments that would have resulted from a hypothetical change of 10 percent in three-month LIBOR rates, sustained for three months, is estimated to be $390,000. Because our net-earnings exposure under the combined debt and interest-rate swap was to three-month LIBOR rates, the hypothetical loss was calculated as follows: multiplying the notional amount of the swap by the effect of a 10% reduction in LIBOR under the Original Swaps, partially offset by the Subsequent Swaps and interest savings on the underlying debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Affiliated Managers Group, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. and Affiliates at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
March 22, 1999

                         AFFILIATED MANAGERS GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................  $  22,766  $  23,735
  Investment advisory fees receivable...................................     27,061     66,939
  Other current assets..................................................      2,231      5,137
                                                                          ---------  ---------
      Total current assets..............................................     52,058     95,811
Fixed assets, net.......................................................      4,724      8,001
Equity investment in Affiliate..........................................      1,237      1,340
Acquired client relationships, net of accumulated amortization of $6,142
  in 1997 and $13,870 in 1998...........................................    142,875    169,065
Goodwill, net of accumulated amortization of $13,502 in 1997 and $23,191
  in 1998...............................................................    249,698    321,409
Other assets............................................................      6,398      9,708
                                                                          ---------  ---------
      Total assets......................................................  $ 456,990  $ 605,334
                                                                          ---------  ---------
                                                                          ---------  ---------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..............................  $  18,815  $  42,617
  Notes payable to related parties......................................         --     22,000
                                                                          ---------  ---------
      Total current liabilities.........................................     18,815     64,617
Senior bank debt........................................................    159,500    190,500
Other long-term liabilities.............................................      1,656     11,614
Subordinated debt.......................................................        800        800
                                                                          ---------  ---------
      Total liabilities.................................................    180,771    267,531

Minority interest.......................................................     16,479     24,148

Commitments and contingencies...........................................         --         --

Stockholders' equity:
Preferred stock.........................................................         --         --
Convertible stock.......................................................         --     30,992
Common stock............................................................        177        177
Additional paid-in capital..............................................    273,475    273,413
Accumulated other comprehensive income..................................        (30)        16
Retained earnings (deficit).............................................    (13,882)    11,669
                                                                          ---------  ---------
                                                                            259,740    316,267
Less treasury shares....................................................         --     (2,612)
                                                                          ---------  ---------
      Total stockholders' equity........................................    259,740    313,655
                                                                          ---------  ---------
      Total liabilities and stockholders' equity........................  $ 456,990  $ 605,334
                                                                          ---------  ---------
                                                                          ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1996        1997         1998
                                                                              ---------  ----------  ------------
Revenues....................................................................  $  50,384  $   95,287  $    238,494
Operating expenses:
  Compensation and related expenses.........................................     21,113      41,619        87,669
  Amortization of intangible assets.........................................      8,053       6,643        17,417
  Depreciation and other amortization.......................................        932       1,915         2,707
  Selling, general and administrative.......................................     10,854      18,912        31,643
  Other operating expenses..................................................      2,261       3,637         6,278
                                                                              ---------  ----------  ------------
                                                                                 43,213      72,726       145,714
                                                                              ---------  ----------  ------------
      Operating income......................................................      7,171      22,561        92,780
Non-operating (income) and expenses:
  Investment and other income...............................................       (337)     (1,174)       (2,251)
  Interest expense..........................................................      2,747       8,479        13,603
                                                                              ---------  ----------  ------------
                                                                                  2,410       7,305        11,352
                                                                              ---------  ----------  ------------
Income before minority interest, income taxes and extraordinary item........      4,761      15,256        81,428
Minority interest...........................................................     (5,969)    (12,249)      (38,843)
                                                                              ---------  ----------  ------------
Income (loss) before income taxes and extraordinary item....................     (1,208)      3,007        42,585
Income taxes................................................................        181       1,364        17,034
                                                                              ---------  ----------  ------------
Income (loss) before extraordinary item.....................................     (1,389)      1,643        25,551
                                                                              ---------  ----------  ------------
Extraordinary item, net.....................................................       (983)    (10,011)           --
                                                                              ---------  ----------  ------------
Net income (loss)...........................................................  $  (2,372) $   (8,368) $     25,551
                                                                              ---------  ----------  ------------
                                                                              ---------  ----------  ------------
Income (loss) per share--basic:
  Income (loss) before extraordinary item...................................  $   (3.22) $     0.72  $       1.45
  Extraordinary item, net...................................................      (2.27)      (4.41)           --
                                                                              ---------  ----------  ------------
  Net income (loss).........................................................  $   (5.49) $    (3.69) $       1.45
                                                                              ---------  ----------  ------------
                                                                              ---------  ----------  ------------
Income (loss) per share--diluted:
  Income (loss) before extraordinary item...................................  $   (3.22) $     0.20  $       1.33
  Extraordinary item, net...................................................      (2.27)      (1.22)           --
                                                                              ---------  ----------  ------------
  Net income (loss).........................................................  $   (5.49) $    (1.02) $       1.33
                                                                              ---------  ----------  ------------
                                                                              ---------  ----------  ------------
Average shares outstanding--basic...........................................    431,908   2,270,684    17,582,900
Average shares outstanding--diluted.........................................    431,908   8,235,529    19,222,831

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                FOR THE YEARS ENDED DECEMBER
                                                                             31,
                                                               -------------------------------
                                                                 1996       1997       1998
                                                               ---------  ---------  ---------
Net income (loss)............................................  $  (2,372) $  (8,368) $  25,551
Foreign currency translation adjustment, net of taxes........         22        (52)        46
                                                               ---------  ---------  ---------
Comprehensive income (loss)..................................  $  (2,350) $  (8,420) $  25,597
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996        1997       1998
                                                                                   ---------  ----------  ---------
Cash flow from operating activities:
  Net income (loss)..............................................................  $  (2,372) $   (8,368) $  25,551
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
  Amortization of intangible assets..............................................      8,053       6,643     17,417
  Extraordinary item.............................................................        983      10,011         --
  Depreciation and other amortization............................................        932       1,915      2,707
  Deferred income tax provision (benefit)........................................       (215)      1,012     10,410
Changes in assets and liabilities:
  Increase in investment advisory fees receivable................................     (8,473)     (3,980)   (38,053)
  Increase in other current assets...............................................     (1,881)       (977)    (2,766)
  Increase (decrease) in accounts payable, accrued expenses and other
  liabilities....................................................................      6,849      (3,159)    22,489
  Minority interest..............................................................      2,309      13,108      7,669
                                                                                   ---------  ----------  ---------
      Cash flow from operating activities........................................      6,185      16,205     45,424
                                                                                   ---------  ----------  ---------
Cash flow used in investing activities:
  Purchase of fixed assets.......................................................       (922)     (1,648)    (4,313)
  Costs of investments, net of cash acquired.....................................    (25,646)   (325,896)   (66,102)
  Sale of investment.............................................................        642          --         --
  Distributions received from Affiliate equity investment........................        275         229        675
  Increase (decrease) in other assets............................................     (3,639)         40     (1,225)
  Loans to employees.............................................................         --          --     (1,700)
  Repayment on notes recorded in purchase of business............................         80          --         --
                                                                                   ---------  ----------  ---------
      Cash flow used in investing activities.....................................    (29,210)   (327,275)   (72,665)
                                                                                   ---------  ----------  ---------
Cash flow from financing activities:
  Borrowings of senior bank debt.................................................     21,000     303,900     78,800
  Repayments of senior bank debt.................................................     (6,000)   (177,800)   (47,800)
  Repayments of notes payable....................................................     (1,212)     (5,878)        --
  Borrowings of subordinated bank debt...........................................         --      58,800         --
  Repayments of subordinated bank debt...........................................         --     (60,000)        --
  Issuances of equity securities.................................................      2,485     217,021        (62)
  Issuance of warrants...........................................................         --       1,200         --
  Repurchase of stock............................................................        (13)         --     (2,612)
  Debt issuance costs............................................................       (610)    (10,131)      (163)
                                                                                   ---------  ----------  ---------
      Cash flow from financing activities........................................     15,650     327,112     28,163
Effect of foreign exchange rate changes on cash flow.............................         46         (43)        47
Net increase (decrease) in cash and cash equivalents.............................     (7,329)     15,999        969
Cash and cash equivalents at beginning of year...................................     14,096       6,767     22,766
                                                                                   ---------  ----------  ---------
Cash and cash equivalents at end of year.........................................  $   6,767  $   22,766  $  23,735
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------
Supplemental disclosure of cash flow information:
  Interest paid..................................................................  $   2,905  $    8,559  $  11,780
  Income taxes paid..............................................................        436         256      3,358
Supplemental disclosure of non-cash investing activities:
  Decrease in liabilities related to acquisitions................................         --      (3,200)        --
Supplemental disclosure of non-cash financing activities:
  Stock issued in acquisitions...................................................         --      11,101     30,992
  Common stock issued in exchange for Affiliate equity interests.................         --       1,849         --
  Notes issued in acquisitions...................................................      6,686          --     22,000
  Conversion of preferred stock to common stock..................................         --      83,576         --

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                                            ADDITIONAL
                                 PREFERRED    COMMON    CONVERTIBLE   PREFERRED     COMMON     CONVERTIBLE    PAID-IN     RETAINED
                                  SHARES      SHARES      SHARES        STOCK        STOCK        STOCK       CAPITAL     EARNINGS
                                -----------  ---------  -----------  -----------  -----------  -----------  -----------  -----------
December 31, 1995.............     109,851     825,000          --    $  40,008    $      --    $      --    $       1    $  (3,142)
Issuance of common stock......          --     162,500          --           --           --           --            4           --
Issuance of preferred stock...       3,703          --          --        2,481           --           --           --           --
Repurchase of preferred
  stock.......................         (20)         --          --          (13)          --           --           --           --
Net loss......................          --          --          --           --           --           --           --       (2,372)
Other comprehensive income....          --          --          --           --           --           --           --           22
                                -----------  ---------  -----------  -----------       -----   -----------  -----------  -----------
December 31, 1996.............     113,534     987,500          --       42,476           --           --            5       (5,492)
Issuance of common stock......          --   8,753,667          --           --           98           --      188,773           --
Issuance of preferred stock
  and warrants................      45,715          --          --       41,100           --           --        1,200           --
Conversion of preferred
  stock.......................    (159,249)  7,962,450          --      (83,576)          79           --       83,497           --
Net loss......................          --          --          --           --           --           --           --       (8,368)
Other comprehensive income....          --          --          --           --           --           --           --          (52)
                                -----------  ---------  -----------  -----------       -----   -----------  -----------  -----------
December 31, 1997.............          --   17,703,617         --           --          177           --      273,475      (13,912)
Issuance of common stock......          --          --          --           --           --           --          (62)          --
Issuance of convertible
  stock.......................          --          --   1,750,942           --           --       30,992           --           --
Purchase of common stock......          --          --          --           --           --           --           --           --
Net income....................          --          --          --           --           --           --           --       25,551
Other comprehensive income....          --          --          --           --           --           --           --           46
                                -----------  ---------  -----------  -----------       -----   -----------  -----------  -----------
December 31, 1998.............          --   17,703,617  1,750,942    $      --    $     177    $  30,992    $ 273,413    $  11,685
                                -----------  ---------  -----------  -----------       -----   -----------  -----------  -----------
                                -----------  ---------  -----------  -----------       -----   -----------  -----------  -----------

                                              TREASURY
                                 TREASURY     SHARES AT
                                  SHARES        COST
                                -----------  -----------
December 31, 1995.............          --    $      --
Issuance of common stock......          --           --
Issuance of preferred stock...          --           --
Repurchase of preferred
  stock.......................          --           --
Net loss......................          --           --
Other comprehensive income....          --           --
                                -----------  -----------
December 31, 1996.............          --           --
Issuance of common stock......          --           --
Issuance of preferred stock
  and warrants................          --           --
Conversion of preferred
  stock.......................          --           --
Net loss......................          --           --
Other comprehensive income....          --           --
                                -----------  -----------
December 31, 1997.............          --           --
Issuance of common stock......          --           --
Issuance of convertible
  stock.......................          --           --
Purchase of common stock......    (172,000)      (2,612)
Net income....................          --           --
Other comprehensive income....          --           --
                                -----------  -----------
December 31, 1998.............    (172,000)   $  (2,612)
                                -----------  -----------
                                -----------  -----------

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

    Affiliates are either organized as limited partnerships, general partnerships or limited liability companies. AMG has contractual arrangements with each Affiliate whereby a percentage of revenues is allocable to fund Affiliate operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenues (the Owners' Allocation) is allocable to AMG and the other partners or members, generally with a priority to AMG. Affiliate operations are consolidated in these financial statements. The portion of the Owners' Allocation allocated to owners other than AMG is included in minority interest in the statement of operations. Minority interest on the consolidated balance sheets includes capital and undistributed Owners' Allocation owned by owners other than AMG.

    CONSOLIDATION

    These consolidated financial statements include the accounts of AMG and each Affiliate in which AMG has a controlling interest. In each such instance, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), sole managing general partner (in the case of the Affiliate which is a general partnership) or sole manager member (in the case of Affiliates which are limited liability companies). Investments where AMG does not hold a controlling interest are accounted for under the equity method of accounting and AMG's portion of net income is included in investment and other income. All intercompany balances and transactions have been eliminated. All dollar amounts in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

    SEGMENT REPORTING

    In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. FAS 131 supersedes FAS 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position (see Note 16).

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

    ACQUIRED CLIENT RELATIONSHIPS AND GOODWILL

    The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of assets acquired, primarily acquired client relationships. In determining the allocation of purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. The cost assigned to acquired client relationships is amortized using the straight line method over periods ranging from nine to 28 years. The expected useful lives of acquired client relationships are analyzed separately for each acquired Affiliate and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate.

    The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is classified as goodwill. Goodwill is amortized using the straight-line method over periods ranging from 15 to 35 years. In determining the amortization period for goodwill, the Company considers a number of factors including: the firm's historical and potential future operating performance; the characteristics of the firm's clients, products and investment styles; as well as the firm's history and perceived franchise or brand value. Unamortized intangible assets, including acquired client relationships and goodwill, are periodically re-evaluated and if experience subsequent to the acquisition indicates that there has been an impairment in value, other than temporary fluctuations, an impairment loss is recognized. Management evaluates the recoverability of unamortized intangible assets quarterly for each acquisition using estimates of undiscounted cash flows factoring in known or expected trends, future prospects and other relevant information. If impairment is indicated, the Company measures its loss as the excess of the carrying value of the intangible assets for each Affiliate over its fair value determined using valuation models such as discounted cash flows and market comparables. Included in amortization expense for 1996 is an impairment loss of $4,628 relating to one of AMG's affiliates following periods of significant client asset withdrawals. Fair value in such cases was determined using market comparables based on revenues, cash flow and assets under management. No impairment loss was recorded for the years ended December 31, 1997 or December 31, 1998.

    DEBT ISSUANCE COSTS

    Debt issuance costs incurred in securing credit facility financing are capitalized and subsequently amortized over the term of the credit facility using the effective interest method. Unamortized debt issuance costs of $10,011, net of tax were written off as an extraordinary item in 1997 as part of the Company's replacement of its previous credit facilities with new facilities.

    INTEREST-RATE HEDGING AGREEMENTS

    The Company periodically enters into interest-rate hedging agreements to hedge against potential increases in interest rates on the Company's outstanding borrowings. The Company's policy is to accrue amounts receivable or payable under such agreements as reductions or increases in interest expense, respectively.

    INCOME TAXES

    The Company has adopted FAS 109, which requires the use of the asset and liability approach for accounting for income taxes. Under FAS 109, the Company recognizes deferred tax assets and liabilities for the expected consequences of temporary differences between the financial statement basis and tax basis of the Company's assets and liabilities. A deferred tax valuation allowance is established if, in management's opinion, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized.

    FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of non-U.S. based Affiliates are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at the average monthly exchange rates then in effect.

    PUTS AND CALLS

    As further described in Note 10, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are considered purchase price for such acquired interests. The estimated cost of purchases from equity holders who have been awarded equity interests in connection with their employment is accrued, net of estimated forfeitures, over the service period as equity-based compensation.

    EQUITY-BASED COMPENSATION PLANS

    FAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements which include stock option grants, sales of restricted stock and grants of equity based interests in Affiliates to certain limited partners or members. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma net income and earnings per share as if the fair value based method had been applied in measuring compensation cost. The Company continues to apply APB 25 and related interpretations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    RECENT ACCOUNTING DEVELOPMENTS

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

    The Company does not believe that the implementation of FAS 133 will have a material impact on the Company's financial statements.

2.  CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and investment advisory fees receivable. The Company maintains cash and cash equivalents, short-term investments and certain off-balance-sheet financial instruments with various financial institutions. These financial institutions are located in cities in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed FDIC insurance limits.

    Substantially all of the Company's revenues are derived from the investment management operations of its Affiliates. For the year ended December 31, 1998, one of those Affiliates accounted for approximately 44% of AMG's share of the Owners' Allocation.

3.  FIXED ASSETS AND LEASE COMMITMENTS

    Fixed assets consist of the following:

                                                                       AT DECEMBER 31,
                                                                     --------------------
                                                                       1997       1998
                                                                     ---------  ---------
Office equipment...................................................  $   5,870  $   8,282
Furniture and fixtures.............................................      3,530      4,534
Leasehold improvements.............................................      2,007      3,473
Computer software..................................................        760      1,742
                                                                     ---------  ---------
      Total fixed assets...........................................     12,167     18,031
                                                                     ---------  ---------
Accumulated depreciation...........................................     (7,443)   (10,030)
                                                                     ---------  ---------
      Fixed assets, net............................................  $   4,724  $   8,001
                                                                     ---------  ---------
                                                                     ---------  ---------

    The Company and its Affiliates lease computer equipment and office space for their operations. At December 31, 1998, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

                                                                                               REQUIRED
                                                                                                MINIMUM
YEAR ENDING DECEMBER 31,                                                                       PAYMENTS
--------------------------------------------------------------------------------------------  -----------
1999........................................................................................   $   5,349
2000........................................................................................       5,323
2001........................................................................................       4,438
2002........................................................................................       4,023
2003........................................................................................       2,662
Thereafter..................................................................................       8,592

    Consolidated rent expense for 1996, 1997 and 1998 was $2,359, $3,637 and $6,278, respectively.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                                                      AT DECEMBER 31,
                                                                                    --------------------
                                                                                      1997       1998
                                                                                    ---------  ---------
Accounts payable..................................................................  $     940  $     928
Accrued compensation..............................................................      6,480     25,201
Accrued income taxes..............................................................         52      6,297
Accrued rent......................................................................      2,769      2,413
Accrued interest..................................................................         63      1,858
Deferred revenue..................................................................      1,481      1,602
Accrued professional services.....................................................      2,552        524
Other.............................................................................      4,478      3,794
                                                                                    ---------  ---------
                                                                                    $  18,815  $  42,617
                                                                                    ---------  ---------
                                                                                    ---------  ---------

5.  RETIREMENT PLANS

    AMG has a defined contribution retirement plan covering substantially all of its full-time employees and four of its Affiliates. Seven of AMG's other Affiliates had separate defined contribution retirement plans. Under each of the plans, AMG and each Affiliate is able to make discretionary contributions to qualified plan participants up to IRS limits. Consolidated expenses related to these plans in 1996, 1997 and 1998 were $656, $1,020 and $2,589, respectively.

6.  SENIOR BANK DEBT AND SUBORDINATED DEBT

    The Company has a $300 million revolving Credit Facility ("Credit Facility"), with principal repayment due in December 2002. Interest is payable at rates up to 1.25% over the Prime Rate or up to 2.25% over LIBOR on amounts borrowed. The Company pays a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility. The Company had $190.5 million outstanding on the Credit Facility at December 31, 1998.

    The effective interest rates on the outstanding borrowings were 5.7% and 7.2% at December 31, 1998 and 1997, respectively. All borrowings under the Credit Facility are collateralized by pledges of all capital stock or other equity interests in each AMG Affiliate owned and acquired. The credit agreement contains certain financial covenants which require the Company to maintain specified minimum levels of net worth and interest coverage ratios and maximum levels of indebtedness, all as defined in the credit agreement. The credit agreement also limits the Company's ability to pay dividends and incur additional indebtedness.

    As of December 31, 1998, the Company was a party, with two major commercial banks as counterparties, to $185 million notional amount of swap contracts which are designed to limit interest rate increases on the Company's borrowings and are linked to the three-month LIBOR. The swap contracts, upon quarterly reset dates, cap interest rates on the notional amounts at rates ranging between 6.67% and 6.78%. When LIBOR is below 5%, the Company's floating interest rate debt is swapped for fixed rate debt at rates ranging between 6.67% and 6.78%. The Company generally borrows at LIBOR and pays an additional interest margin as described above. The hedging contracts limit the effects of the Company's payment of interests at equivalent LIBOR rates of 6.78% or less on up to $185 million of indebtedness. The contracts mature between March 2001 and October 2002.

    Beginning in January 1999, the Company became a party to a swap contract that limits interest rates on $75 million of the $185 million of swap contracts identified above at 5.99%. These contracts are designed to limit interest rate increases if floating rate debt is swapped for higher fixed rate debt under the terms of the original swap contracts.

    One of the Company's Affiliates also operates as a broker-dealer and must maintain specified minimum amounts of "net capital" as defined in SEC Rule 15c3-1. In connection with this requirement, the Affiliate has $800 thousand of subordinated indebtedness which qualifies as net capital under the net capital rule. The subordinated indebtedness is subordinated to claims of general creditors and is secured by notes and marketable securities of certain of the Affiliate's members other than AMG.

7.  INCOME TAXES

    A summary of the provision for income taxes is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1996       1997       1998
                                                                            ---------  ---------  ---------
Federal:   Current........................................................  $      --  $      --  $      --
           Deferred.......................................................       (233)       776     10,238
State:     Current........................................................        397        352      6,624
           Deferred.......................................................         17        236        172
                                                                            ---------  ---------  ---------
Provision for income taxes................................................  $     181  $   1,364  $  17,034
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The effective income tax rate differs from the amount computed on income
(loss) before income taxes and extraordinary item by applying the U.S. federal income tax rate because of the effect of the following items:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1996         1997         1998
                                                                        -----        -----        -----
Tax at U.S. federal income tax rate................................         (35)%         35%          35%
Nondeductible expenses, primarily amortization of intangibles......          21           15            2
State income taxes, net of federal benefit.........................          23           13            5
Valuation allowance................................................           6          (17 )         (2 )
                                                                             --           --           --
                                                                             15%          46%          40%
                                                                             --           --           --
                                                                             --           --           --

    The components of deferred tax assets and liabilities are as follows:

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1997       1998
                                                                   ---------  ---------
Deferred assets (liabilities):
  Net operating loss carryforwards...............................  $  11,816  $   6,086
  Intangible amortization........................................    (10,337)   (17,455)
  Accruals.......................................................        849      2,363
  Other, net.....................................................       (339)        --
                                                                   ---------  ---------
                                                                       1,989     (9,006)
                                                                   ---------  ---------
Valuation allowance..............................................     (1,989)    (1,404)
                                                                   ---------  ---------
Net deferred income taxes........................................  $      --  $ (10,410)
                                                                   ---------  ---------
                                                                   ---------  ---------

    Deferred taxes reported at December 31, 1997 have been adjusted from prior year to reflect the filing of the Company's 1997 tax return.

    At December 31, 1998, the Company had federal tax net operating loss carryforwards of approximately $6 million which expire beginning in the year 2010 and other state net operating loss carryforwards which begin to expire in the year 2000. The realization of these carryforwards is dependent on generating sufficient taxable income prior to their expiration. The valuation allowance at December 31, 1998 is related to the uncertainty of the realization of the Company's state net operating loss carryforwards.

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

9.  ACQUISITIONS AND COMMITMENTS

    1998

    On March 20, 1998, the Company completed its investment in Essex. Essex is a Boston-based manager which specializes in investing in growth equities, using a fundamental research driven approach. AMG paid $69.6 million in cash and 1,750,942 shares of its Series C Convertible Non-Voting Stock, for an indirect 68.0% interest in the Owner's Allocation (as defined in Note 1 above) of Essex. The Series C Stock is non-voting stock and carries no preferences with respect to dividends or liquidation. Each share of Series C Stock converted into one share of Common Stock on March 20, 1999.

    On December 31, 1998, AMG acquired a 65% interest in Davis Hamilton Jackson. DHJA is a Houston based asset management firm with approximately $3.5 billion of assets under management at December 31, 1998. The Company issued notes to close the transaction which were settled on January 4, 1999. On January 6, 1999, the Company acquired an approximately 65% interest in Rorer. Rorer is a Philadelphia based investment advisor with approximately $4.4 billion of assets under management at December 31, 1998. AMG paid approximately $65 million in cash for its investment in Rorer. AMG financed these two investments with borrowings under its Credit Facility.

    The results of operations of Essex and DHJA are included in the consolidated results of operations of the Company from their respective dates of acquisition, March 20, 1998 and December 31, 1998.

    1997

    During 1997, the Company acquired in purchase transactions majority interests in Gofen and Glossberg, GeoCapital and Tweedy, Browne. The Company also acquired additional interests in two of its existing Affiliates.

    The Company issued 10,667 shares of Class D Convertible Preferred Stock as partial consideration in the GeoCapital transaction. The preferred stock was exchanged for 533,350 shares of the Company's Common Stock in connection with the Company's initial public offering.

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

    PURCHASE PRICE OF INVESTMENTS

    The total purchase price, including cash, notes, common and preferred stock and capitalized transaction costs, associated with these investments is allocated as follows:

                                                                               DECEMBER 31,
                                                                    -----------------------------------
                                                                      1996         1997         1998
                                                                    ---------  ------------  ----------
Allocation of Purchase Price:
  Net tangible assets.............................................  $   2,198   $    5,924   $    3,776
  Intangible assets...............................................     35,040      331,421      115,318
                                                                    ---------  ------------  ----------
      Total purchase price........................................  $  37,238   $  337,345   $  119,094
                                                                    ---------  ------------  ----------
                                                                    ---------  ------------  ----------

    Unaudited pro forma data for the years ended December 31, 1997 and 1998 are set forth below, giving consideration to the acquisitions occurring in the respective two-year period as if such transactions occurred as of the beginning of 1997, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

                                                                YEAR ENDED DECEMBER
                                                                        31,
                                                                --------------------
                                                                  1997       1998
                                                                ---------  ---------
Revenues......................................................  $ 194,831  $ 257,569
Income before extraordinary item..............................     16,375     28,715
Extraordinary item............................................    (10,011)        --
Net income....................................................  $   6,364  $  28,715

Income before extraordinary item per share--basic.............  $    0.85  $    1.64
Income before extraordinary item per share--diluted...........       0.84       1.47
Net income per share--basic...................................       0.33       1.64
Net income per share--diluted.................................       0.33       1.47

    In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified revenue targets over a five-year period, to make additional purchase payments of up to $25 million plus interest as applicable. These contingent payments, if achieved, will be settled for cash with most coming due beginning January 1, 2001 and January 1, 2002 and will be accounted for as an adjustment to the purchase price of the Affiliate. In addition, subject to achievement of performance goals, certain key Affiliate employees have options to receive additional equity interests in their Affiliates.

    Related to one of the Company's Affiliates, a former institutional shareholder is entitled to redeem a cash value warrant on April 30, 1999. Using the actual results of operations of this Affiliate to date, the cash value warrant had no value and, therefore, no amounts have been accrued in these financial statements.

10. PUTS AND CALLS

    To ensure the availability of continued ownership participation to future key employees, the Company has options to repurchase ("Calls") certain equity interests in Affiliates owned by partners or members. The options were exercisable beginning in 1998. In addition, Affiliate management owners have options ("Puts"), exercisable beginning in the year 2000, which require the Company to purchase certain portions of their equity interests at staged intervals. The Company is also obligated to purchase ("Purchase") such equity interests in Affiliates upon death, disability or termination of employment. All of the Puts and Purchases would take place based on a multiple of the respective Affiliate's Owners' Allocation but using reduced multiples for terminations for cause or for voluntary terminations occurring prior to agreed upon dates, all as defined in the general partnership, limited partnership or limited liability company agreements of the Affiliates. Resulting payments made to former owners of acquired Affiliates are accounted for as adjustments to the purchase price for such Affiliates. Payments made to equity holders who have been awarded equity interests in connection with their employment are accrued, net of estimated forfeitures, over the service period as equity-based compensation.

    The Company's contingent obligations under the Put and Purchase arrangements at December 31, 1998 ranged from $11.0 million on the one hand, assuming all such obligations occur due to early resignations or terminations for cause, and $227.5 million on the other hand, assuming all such obligations occur due to death, disability or terminations without cause. The Put and Purchase amounts above were calculated based upon $32.0 million of average annual historical Owners' Allocation. Assuming the closing of all such Put and Purchase transactions, AMG would own all the prospective Owners' Allocations.

11. STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    The Company is authorized to issue up to 5,000,000 shares of Preferred Stock in classes or series and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereon as set forth in the Certificate. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

    CONVERTIBLE STOCK

    In March 1998, the Company issued 1,750,942 shares of Series C Convertible Stock in completing its investment in Essex Investment Management Company, LLC. This stock is a series of the Preferred Stock described above. Each share of Series C Stock converted into one share of Common Stock on March 20, 1999.

    COMMON STOCK

    The Company has 43,000,000 authorized shares of Common Stock (including Class B Common Stock) of which 17,703,617 and 17,531,617 shares were issued and outstanding at December 31, 1997 and 1998, respectively. On September 11, 1998, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase up to five percent of its outstanding shares of Common Stock. During 1998, the Company repurchased 147,000 shares for $2.6 million. The Company also repurchased 25,000 shares of Common Stock for $5 thousand during 1998 pursuant to the terms of a Stock Purchase and Restriction Agreement.

    On March 3, 1999, the Company completed a public offering of 5,529,954 shares of Common Stock, of which 4,000,000 shares were sold by the Company and 1,529,954 shares were sold by selling stockholders.

AMG used the net proceeds from the offering to reduce indebtedness and will not receive any proceeds from the sale of Common Stock by the selling stockholders.

    STOCK INCENTIVE PLANS

    The Company has established three incentive stock plans ("Stock Plans"), primarily to incent key employees, under which it is authorized to grant incentive and non-qualified stock options and to grant or sell shares of stock which are subject to certain restrictions ("Restricted Stock"). Under the terms of the Stock Plans, the exercise price of incentive stock options granted must not be less than 100% of the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors. At December 31, 1998, a total of 2,300,000 shares of Common Stock have been reserved for issuance under these plans, with a total of 312,500 shares of Restricted Stock sold and outstanding and 1,171,750 stock options granted and outstanding. The plans are administered by a committee of the Board of Directors. Restricted Stock sales were made at their then fair market value, as approved by the Board of Directors of the Company, and generally vest over two to four years and are subject to significant forfeiture provisions and other restrictions.

    The 1994 Incentive Stock Plan provides for the issuance of 125,000 shares of Common Stock. As of December 31, 1998, all 125,000 shares of Restricted Stock had been sold and all are now vested.

    The 1995 Incentive Stock Plan (the "1995 Plan") provides for the issuance of 425,000 shares of Common Stock. As of December 31, 1998, the Company had sold an aggregate 212,500 shares of Restricted Stock under the 1995 Plan. At December 31, 1998, 146,875 of these shares were vested. In 1998, 25,000 of these shares of Restricted Stock were repurchased by the Company for $5 thousand. In 1997, the Company granted options to purchase 92,500 shares to officers of the Company with an exercise price of $9.10 per share under the 1995 Plan. These options vest over a three year period and expire ten years from the grant date. As of December 31, 1998, none of the options granted under the 1995 Plan had been exercised. The Company does not intend to make any further grants under the 1995 Plan.

    The 1997 Stock Option and Incentive Plan (the "1997 Plan") provides for the issuance of 1,750,000 shares of Common Stock. In connection with the Company's initial public offering on November 21, 1997, the Company granted options to purchase 590,000 shares of Common Stock to officers and employees of the Company with an exercise price of $23.50 per share. These options are exercisable over seven years, with 15% exercisable on each of the first six anniversaries of the date of grant and 10% exercisable on the seventh anniversary of the date of grant. The vesting period of these options will be accelerated upon a change in control of the Company or upon the achievement of certain financial goals. In 1998, 57,500 of these options were forfeited and accordingly 532,500 are outstanding at December 31, 1998. On December 11, 1997, the Company granted an option to purchase 10,000 shares of Common Stock with an exercise price of $24.9375 per share to a newly elected director of the Company. This option becomes exercisable in equal installments of 6.25% on the first day of each calendar quarter commencing April 1, 1998. The vesting period of this option will be accelerated upon a change in control of the Company. The above options expire ten years after the grant date.

    In 1998, the Company granted options to purchase 536,750 shares of Common Stock to officers and employees of the Company. The exercise price of 356,000 of these options is $34.63. The exercise price of 5,250 of these options is $14.25, and the exercise price of 175,500 of these options is $27.69. All of these options expire ten years after the grant date.

    The following table summarizes the transactions of the Company's stock option plans for the two year period ended December 31, 1998. No options were granted in the year ended December 31, 1996 or prior.

                                                                                        WEIGHTED AVERAGE
                                                                     NUMBER OF SHARES    EXERCISE PRICE
                                                                     -----------------  -----------------
Unexercised options outstanding--December 31, 1996.................              --         $      --
Options granted....................................................         692,500             21.60
Options exercised..................................................              --                --
Options forfeited..................................................              --                --
                                                                     -----------------         ------
Unexercised options outstanding--December 31, 1997.................         692,500             21.60
Options granted....................................................         536,750             32.16
Options exercised..................................................              --                --
Options forfeited..................................................         (57,500)            23.50
                                                                     -----------------         ------
Unexercised options outstanding--December 31, 1998.................       1,171,750         $   26.34
Exercisable options
  December 31, 1997................................................          30,833         $    9.10
  December 31, 1998................................................         233,730         $   23.90

    The following table summarizes information about the Company's stock options at December 31, 1998:

                                      OPTIONS OUTSTANDING
                ---------------------------------------------------------------      OPTIONS
                                   WEIGHTED AVG.                     NUMBER        EXERCISABLE
   RANGE OF          NUMBER          REMAINING     WEIGHTED AVG.   EXERCISABLE   ---------------
   EXERCISE      OUTSTANDING AS     CONTRACTUAL      EXERCISE         AS OF       WEIGHTED AVG.
    PRICES        OF 12/31/98      LIFE (YEARS)        PRICE        12/31/98     EXERCISE PRICE
--------------  ----------------  ---------------  -------------  -------------  ---------------
$   9.10-14.25          97,750             8.5       $    9.38         62,980       $    9.21
   23.50-27.69         718,000             9.2           24.54         81,750           23.50
         34.63         356,000             9.3           34.63         89,000           34.63
                                            --
                ----------------                        ------    -------------        ------
$   9.10-34.63       1,171,750             9.1       $   26.34        233,730       $   23.90
                                            --
                                            --
                ----------------                        ------    -------------        ------
                ----------------                        ------    -------------        ------

SUPPLEMENTAL DISCLOSURE FOR EQUITY-BASED COMPENSATION

    The Company continues to apply APB 25 and related interpretations in accounting for its sales of Restricted Stock, grants of stock options and equity based interests in Affiliates. FAS 123 defines a fair value method of accounting for the above arrangements whose impact requires disclosure. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the expected service period. The required disclosures under FAS 123 as if the Company had applied the new method of accounting are made below.

    Had compensation cost for the Company's equity-based compensation arrangements been determined based on the fair value at grant date for awards consistent with the requirements of FAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1996       1997       1998
                                                                          ---------  ---------  ---------
Net income (loss)--as reported..........................................  $  (2,372) $  (8,368) $  25,551
Net income (loss)--FAS 123 pro forma....................................     (2,141)    (8,837)    24,408
Net income (loss) per share--basic--as reported.........................      (5.49)     (3.69)      1.45
Net income (loss) per share--basic--FAS 123 pro forma...................      (4.96)     (3.89)      1.39
Net income (loss) per share--diluted--as reported.......................      (5.49)     (1.02)      1.33
Net income (loss) per share--diluted--FAS 123 pro forma.................      (4.96)     (1.07)      1.27

    The fair value of options granted in the year ended December 31, 1997 was estimated using the minimum value method prior to the initial public offering in November 1997 and the Black-Scholes option pricing model after the offering. The weighted average fair value of options granted in the year ended December 31, 1998 was estimated at $14.24 per option using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       --------------------
                                                                         1997       1998
                                                                       ---------  ---------
Dividend yield.......................................................          0%         0%
Volatility...........................................................         26%        60%
Risk-free interest rates.............................................       5.96%      5.38%
Expected option lives in years.......................................        6.7          7

12. EARNINGS (LOSS) PER SHARE

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

                                                                  1996           1997          1998
                                                              -------------  ------------  -------------
Numerator:
  Income (loss) before extraordinary item...................  $  (1,389,000) $  1,643,000  $  25,551,000
Denominator:
  Average shares outstanding--basic.........................        431,908     2,270,684     17,582,900
  Convertible preferred stock...............................             --     5,496,330      1,376,768
  Stock options and unvested restricted stock...............             --       468,515        263,163
                                                              -------------  ------------  -------------
  Average shares outstanding--diluted.......................        431,908     8,235,529     19,222,831
                                                              -------------  ------------  -------------
                                                              -------------  ------------  -------------
Income (loss) before extraordinary item per share:
  Basic.....................................................  $       (3.22) $       0.72  $        1.45
  Diluted...................................................  $       (3.22) $       0.20  $        1.33

13. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    The Company is exposed to market risks brought on by changes in interest rates. Derivative financial instruments are used by the Company to reduce those risks, as explained in this note.

(A) NOTIONAL AMOUNTS AND CREDIT EXPOSURES OF DERIVATIVES

    The notional amount of derivatives do not represent amounts that are exchanged by the parties, and thus are not a measure of the Company's exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on other terms of the interest rate swap derivatives, and the volatility of these rates and prices.

    The Company would be exposed to credit-related losses in the event of nonperformance by the counter-parties that issued the financial instruments. The Company does not expect that the counter-parties to interest rate swaps will fail to meet their obligations, given their high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements. The Company generally does not give or receive collateral on interest rate swaps due to its own credit rating and that of its counter-parties.

(B) INTEREST RATE RISK MANAGEMENT

    The Company enters into interest rate swaps to reduce exposure to interest-rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps allow the Company to achieve a level of variable-rate and fixed-rate debt that is acceptable to management, and to cap interest rate exposure. The Company agrees with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

(C) FAIR VALUE

    FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable, and other items as defined in FAS 107.

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

    The following tables present a comparison of the carrying value and estimated fair value of the Company's financial instruments at December 31, 1997 and 1998:

                                                                                  DECEMBER 31, 1997
                                                                             ---------------------------
                                                                                              ESTIMATED
                                                                             CARRYING VALUE  FAIR VALUE
                                                                             --------------  -----------
Financial assets:
  Cash and cash equivalents................................................   $     23,046   $    23,046
Financial liabilities:
  Senior bank debt.........................................................       (159,500)     (159,500)
Off-balance sheet financial instruments:
  Interest-rate hedging agreements.........................................             --        (2,528)

                                                                                  DECEMBER 31, 1998
                                                                             ---------------------------
                                                                                              ESTIMATED
                                                                             CARRYING VALUE  FAIR VALUE
                                                                             --------------  -----------
Financial assets:
  Cash and cash equivalents................................................   $     23,735   $    23,735
  Notes receivable.........................................................          1,700         1,700
Financial liabilities:
  Notes payable............................................................        (22,000)      (22,000)
  Senior bank debt.........................................................       (190,500)     (190,500)
Off-balance sheet financial instruments:
  Interest-rate hedging agreements.........................................             --        (7,446)

    The carrying amount of cash and cash equivalents approximates fair value because of the short term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short term nature of the note. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on three month LIBOR rates. The fair values of interest rate hedging agreements are quoted market prices based on the estimated amount necessary to terminate the agreements.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations of the Company for 1997 and 1998.

                                                                                 1997
                                                              ------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH
                                                               QUARTER    QUARTER    QUARTER    QUARTER
                                                              ---------  ---------  ---------  ---------
Revenues....................................................  $  16,568  $  16,302  $  20,410  $  42,007
Operating income............................................      3,561      2,141      3,270     13,589
Income (loss) before income taxes and extraordinary item....      1,220       (419)       253      1,953
Income before extraordinary item............................  $     674  $      32  $     127  $     810

Income before extraordinary item per share--basic...........  $    1.31  $    0.06  $    0.21  $    0.11
Income before extraordinary item per share--diluted.........  $    0.10  $      --  $    0.02  $    0.07

                                                                                 1998
                                                              ------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH
                                                               QUARTER    QUARTER    QUARTER    QUARTER
                                                              ---------  ---------  ---------  ---------
Revenues....................................................  $  45,723  $  56,586  $  55,892  $  80,293
Operating income............................................     16,693     22,233     21,349     32,505
Income before income taxes..................................      7,437      9,858      9,773     15,517
Net income..................................................  $   4,462  $   5,915  $   5,864  $   9,310

Net income per share--basic.................................  $    0.25  $    0.34  $    0.33  $    0.53
Net income per share--diluted...............................  $    0.25  $    0.30  $    0.30  $    0.48

    During the fourth quarter of 1998, the Company experienced increases in revenues, operating income, income before income taxes and extraordinary item, and income before extraordinary item from the same period in 1997 substantially as a result of new Affiliate investments.

15. RELATED PARTY TRANSACTIONS

    During 1998, the Company initiated an employee loan program. Loans to employees accrue interest at the Company's borrowing rate and have a stated 30-year maturity date. Outstanding balances are payable in full when employees terminate employment with the Company. At December 31, 1998 loans outstanding totaled $1.7 million.

16. SEGMENT INFORMATION

    The Company and its affiliates provide investment advisory services to mutual funds and individual and institutional accounts. The Company's revenues are generated substantially from providing these investment advisory services to domestic customers.

    The Affiliates are all managed by separate Affiliate management teams in accordance with the respective agreements between the Company and each Affiliate. While the Company has determined that each of its Affiliates represents a separate reportable operating segment, because the Affiliates offer comparable investment products and services, have similar customers and distribution channels, and operate in a similar regulatory environment, the Affiliates have been aggregated into one reportable segment for financial statement disclosure purposes.

17. EVENTS SUBSEQUENT TO DECEMBER 31, 1998

    On January 6, 1999, the Company completed its investment in Rorer. The total purchase price associated with this investment is allocated as follows:

Net tangible assets........................................................  $     744
Intangible assets..........................................................     64,621
                                                                             ---------
  Total purchase price.....................................................  $  65,365
                                                                             ---------
                                                                             ---------

    The amortization periods used for intangible assets for this investment are 24 years for acquired client relationships and 30 years for goodwill. Unaudited pro forma data for the years ended December 31, 1997 and 1998 are set forth below, giving consideration to investments occurring in the two years ended December 31, 1998, as well as the investment in Rorer, as if such transactions had occurred as of the beginning of 1997, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

                                                               YEAR ENDED DECEMBER
                                                                       31,
                                                               --------------------
                                                                 1997       1998
                                                               ---------  ---------
Revenues.....................................................  $ 208,940  $ 278,327
Income before extraordinary item.............................     15,579     28,338
Extraordinary item...........................................    (10,011)        --
Net income...................................................      5,568     28,338

Income before extraordinary item per share--basic............  $    0.81  $    1.61
Income before extraordinary item per share--diluted..........       0.80       1.45
Net income per share--basic..................................       0.29       1.61
Net income per share--diluted................................       0.29       1.45

    On January 29, 1999 the Company expanded the Credit Facility to $330 million, adding another major commercial bank to its group of lenders. The Company has the option, with the consent of its lenders, to increase the facility by another $70 million to a total of $400 million.

    On January 29, 1999, the Company entered into a definitive agreement to acquire substantially all of the partnership interests in The Managers Funds, L.P., which serves as the adviser to a family of ten equity and fixed income no-load mutual funds. The Managers Funds, L.P. managed a total of $1.8 billion in these funds at December 31, 1998. This transaction is subject to customary closing conditions.

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

(a)(1) Financial Statements: See Item 8

  (2) Financial Statement Schedules: See Item 8

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

2.7        Agreement and Plan of Reorganization dated January 15, 1998 by and among the
             Registrant, Constitution Merger Sub, Inc., Essex Investment Management Company,
             Inc. and certain of the stockholders of Essex Investment Management Company, Inc.
             (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request)(3)

2.8        Amendment to Agreement and Plan of Reorganization dated March 19, 1998 by and among the Registrant, Constitution Merger Sub, Inc., Essex Investment Management Company,
             Inc. and certain of the stockholders of Essex Investment Management Company, Inc.
             (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)

2.9        Stock Purchase Agreement dated November 9, 1998 by and among the Registrant, Edward
             C. Rorer & Co., Inc. and the stockholders of Edward C. Rorer & Co., Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (4)

3.1        Amended and Restated Certificate of Incorporation (2)

3.2        Amended and Restated By-laws (2)

3.3        Certificate of Designations, Preferences and Rights of a Series of Stock (5)

4.1        Specimen certificate for shares of Common Stock of the Registrant (2)

4.2        Credit Agreement dated as of December 22, 1997 by and among Chase Manhattan Bank,
             Nations Bank N.A. and the other lenders identified therein and the Registrant
             (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)

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

10.13      Affiliated Managers Group. Inc. 1995 Incentive Stock Plan (2)

10.14      Form of Tweedy, Browne Employment Agreement (2)

10.15      Essex Investment Management Company, LLC Amended and Restated Limited Liability
             Company Agreement dated March 20, 1998 by and among the Registrant and the members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)

10.16      Form of Essex Employment Agreement (3)

10.17      Rorer Asset Management, LLC Amended and Restated Limited Liability Company Agreement
             dated January 6, 1999 by and among the Registrant and the members identified therein (excluded schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (6)

10.18      Form of Rorer Employment Agreement (6)

21.1       Schedule of Subsidiaries (1)

23.2       Consent of PricewaterhouseCoopers LLP (1)

23.5       Consent of KPMG Peat Marwick LLP (1)

24.1       Financial Data Schedule (1)

------------------------

 (1) Filed herewith

 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997 as amended

 (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998

 (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

 (6) Incorporated by reference to the Company's Current Report on Form 8-K filed January 21, 1999

ITEM 14b. REPORTS ON 8-K

    There have been no reports on Form 8-K filed by the Company during the quarter ended December 31, 1998.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
Affiliated Managers Group, Inc.

    Our audits of the consolidated financial statements referred to in our report dated March 22, 1999 of Affiliated Managers Group, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statement of Affiliated Managers Group, Inc. on Form S-3 (File No. 333-71561) and Form S-8 (File No. 333-72967) of our reports dated March 22, 1999, on our audits of the consolidated financial statements and financial statement schedule of Affiliated Managers Group, Inc. as of December 31, 1997 and 1998, and for the years ended December 31, 1996, 1997, and 1998, which report is included in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 1999

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                          BALANCE    CHARGED TO   DEDUCTIONS    BALANCE
                                                         BEGINNING    COSTS AND       AND       END OF
                                                         OF PERIOD    EXPENSES    WRITE-OFFS    PERIOD
                                                        -----------  -----------  -----------  ---------
                                                                         (IN THOUSANDS)
Income Tax Valuation Allowance
  Year Ending December 31,
1998..................................................   $   1,989    $      --    $    (585)  $   1,404
1997..................................................         477        1,512           --       1,989
1996..................................................          --          477           --         477

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFFILIATED MANAGERS GROUP, INC.
                                ---------------------------------------------
                                (Registrant)

Date: March 31, 1999            By:             /s/ WILLIAM J. NUTT
                                     -----------------------------------------
                                                  William J. Nutt
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                President, Chief Executive
     /s/ WILLIAM J. NUTT          Officer and Chairman of
------------------------------    the Board of Directors      March 31, 1999
      (William J. Nutt)           (Principal Executive
                                  Officer)

                                Senior Vice President,
     /s/ DARRELL W. CRATE         Chief Financial Officer
------------------------------    and Treasurer (Principal    March 31, 1999
      (Darrell W. Crate)          Financial and Principal
                                  Accounting Officer)

     /s/ RICHARD E. FLOOR
------------------------------  Director                      March 31, 1999
      (Richard E. Floor)

    /s/ P. ANDREWS MCLANE
------------------------------  Director                      March 31, 1999
     (P. Andrews McLane)

    /s/ JOHN M.B. O'CONNOR
------------------------------  Director                      March 31, 1999
     (John M.B. O'Connor)

     /s/ W.W. WALKER, JR.
------------------------------  Director                      March 31, 1999
      (W.W. Walker, Jr.)

     /s/ WILLIAM F. WELD
------------------------------  Director                      March 31, 1999
      (William F. Weld)