Form 10-Q
period 1999-03-31
AFFILIATED MANAGERS GROUP INC
filed 1999-05-14
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                        Commission File Number 001-13459

                         Affiliated Managers Group, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 04-3218510
             --------                                 ----------
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




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


      Number of shares of the Registrant's Common Stock outstanding at May 14, 1999: 23,282,559 including 1,492,079 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  December 31,      March 31,
                                                                     1998             1999
                                                                  ------------    -----------
                                                                                  (unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents .................................     $  23,735      $  40,838
   Investment advisory fees receivable .......................        66,939         38,892
   Other current assets ......................................         5,137          4,920
                                                                   ---------      ---------
         Total current assets ................................        95,811         84,650

Fixed assets, net ............................................         8,001         10,035
Equity investment in Affiliate ...............................         1,340          1,486
Acquired client relationships, net of accumulated amortization
   of $7,923 in 1998 and 10,192 in 1999 ......................       169,065        186,851
Goodwill, net of accumulated amortization of $15,550 in 1998
   and 18,536 in 1999 ........................................       321,409        360,419
Notes receivable from employeees .............................         1,700          2,898
Other assets .................................................         8,008          9.009
                                                                   ---------      ---------
        Total assets .........................................     $ 605,334      $ 655,348
                                                                   ---------      ---------
                                                                   ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities .....................     $  42,617      $  38,043
Notes payable to related parties .............................        22,000           --
                                                                   ---------      ---------
        Total current liabilities ............................        64,617         38,043

Senior bank debt .............................................       190,500        158,000
Other long-term liabilities ..................................        11,614         13,283
Subordinated debt ............................................           800            800
                                                                   ---------      ---------
        Total liabilities ....................................       267,531        210,126

Minority interest ............................................        24,148         22,447

Stockholders' equity:
Convertible stock ............................................        30,992           --
Common stock .................................................           177            234
Additional paid-in capital on common stock ...................       273,413        405,989
Accumulated other comprehensive income .......................            16            (49)
Accumulated earnings .........................................        11,669         19,213
                                                                   ---------      ---------
                                                                     316,267        425,387

Less treasury shares .........................................        (2,612)        (2,612)
     Total stockholders' equity ..............................       313,655        422,775
                                                                   ---------      ---------
     Total liabilities and stockholders' equity ..............     $ 605,334      $ 655,348
                                                                   ---------      ---------
                                                                   ---------      ---------


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                     ------------------------------
                                                          1998              1999
                                                     ------------      ------------

Revenues .......................................     $     45,723      $     68,127
Operating expenses:
   Compensation and related expenses ...........           16,615            24,422
   Amortization of intangible assets ...........            3,829             5,255
   Depreciation and other amortization .........              513               747
   Selling, general and administrative .........            6,783             9,857
   Other operating expenses ....................            1,290             1,999
                                                     ------------      ------------
                                                           29,030            42,280
                                                     ------------      ------------
          Operating income .....................           16,693            25,847

Non-operating (income) and expenses:
   Investment and other income .................             (311)             (912)
   Interest expense ............................            3,074             3,445
                                                     ------------      ------------
                                                            2,763             2,533
                                                     ------------      ------------
Income before minority interest and income taxes           13,930            23,314
Minority interest ..............................           (6,493)          (10,528)
                                                     ------------      ------------
Income before income taxes .....................            7,437            12,786
Income taxes ...................................            2,975             5,242
                                                     ------------      ------------
Net income .....................................     $      4,462      $      7,544
                                                     ------------      ------------
                                                     ------------      ------------

Net income per share - basic ...................     $       0.25      $       0.40
Net income per share - diluted .................     $       0.25      $       0.36

Average shares outstanding - basic .............       17,594,555        19,023,027
Average shares outstanding - diluted ...........       18,176,428        20,726,355


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                          --------------------
                                                           1998        1999
                                                          -------     -------

Net income ..........................................     $ 4,462     $ 7,544
Foreign currency translation adjustment, net of taxes          36         (65)
                                                          -------     -------
                                                          -------     -------
Comprehensive income ................................     $ 4,498     $ 7,479
                                                          -------     -------
                                                          -------     -------


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                    ------------------------
                                                                                         1998           1999
                                                                                    ---------      ---------
Cash flow from operating activities:
   Net income .................................................................     $   4,462      $   7,544
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets ..........................................         3,829          5,255
   Depreciation and other amortization ........................................           513            747
   Deferred income tax provision ..............................................         2,423          2,287
Changes in assets and liabilities:
   (Increase) decrease in investment advisory fees receivable .................        (5,056)        35,628
   (Increase) decrease in other current assets ................................          (170)           450
   Decrease in accounts payable, accrued expenses and other liabilities .......        (1,601)       (13,276)
   Minority interest ..........................................................         4,613         (1,700)
                                                                                    ---------      ---------
          Cash flow from operating activities .................................         9,013         36,935
                                                                                    ---------      ---------

Cash flow used in investing activities:
   Purchase of fixed assets ...................................................          (824)        (1,045)
   Costs of investments, net of cash acquired .................................       (64,173)       (63,769)
   Distribution received from Affiliate equity investment .....................           107           --
   Decrease in other assets ...................................................          (181)          (723)
   Loans to employees .........................................................          --           (1,198)
                                                                                    ---------      ---------
         Cash flow used in investing activities ...............................       (65,071)       (66,735)
                                                                                    ---------      ---------

Cash flow from financing activities:
   Borrowings of senior bank debt .............................................        72,300         91,300
   Repayments of senior bank debt .............................................        (9,500)      (123,800)
   Repayments of notes payable ................................................          --          (22,000)
   Issuances of equity securities .............................................          --          101,643
   Debt issuance costs ........................................................           (40)          (175)
                                                                                    ---------      ---------
         Cash flow from (used in) financing activities ........................        62,760         46,968

Effect of foreign exchange rate changes on cash flow ..........................            36            (65)
Net increase in cash and cash equivalents .....................................         6,738         17,103
  Cash and cash equivalents at beginning of period ............................        22,766         23,735
                                                                                    ---------      ---------
Cash and cash equivalents at end of period ....................................     $  29,504      $  40,838
                                                                                    ---------      ---------
                                                                                    ---------      ---------
Supplemental disclosure of non-cash financing activities:
   Stock issued in acquisitions ...............................................     $  30,992      $    --


         The accompanying notes are an integral part of the consolidated financial statements.

1.    BASIS OF PRESENTATION

         The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 includes additional information about AMG, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

2.    ACQUISITIONS

         On January 6, 1999 the Company completed its investment in Rorer Asset Management. The total purchase price associated with this investment was approximately $65 million. On April 1, 1999, the Company completed an investment in substantially all of the partnership interests in The Managers Funds, L.P., which serves as the adviser to a family of ten equity and fixed income no-load mutual funds. These transactions will be accounted for under the purchase method of accounting.

3.    OFFERING

         On March 3, 1999, the Company completed its second public offering of Common Stock. In the offering 5,529,954 shares of Common Stock were sold, of which 4,000,000 shares were sold by the Company and 1,529,954 shares were sold by selling stockholders. AMG used the net proceeds from the offering to reduce indebtedness and did not receive any proceeds from the sale of Common Stock by the selling stockholders.

4.    INCOME TAXES



         A summary of the provision for income taxes is as follows (in thousands):

                                                                     Three Months Ended March 31,
                                                                 -------------------------------------
                                                                       1998                 1999
                                                                 ----------------     ----------------

        Federal:         Current.............................    $          ---       $       2,535
                         Deferred............................            2,120                2,002
        State:           Current.............................              552                  420
                         Deferred............................              303                  285
                                                                 -----------------    ----------------
        Provision for income taxes.........................      $       2,975        $       5,242
                                                                 -----------------    ----------------
                                                                 -----------------    ----------------

5.    EARNINGS PER SHARE

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

                                                                           Three Months Ended March 31,
                                                                        ------------------------------------
                                                                             1998                1999
                                                                        ----------------    ----------------
     Numerator:
        Net income.................................................     $   4,462,000       $   7,544,000

     Denominator:
        Average shares outstanding - basic.........................         17,594,555         19,023,027
        Convertible stock..........................................            233,459          1,517,483
        Stock options and unvested restricted stock................            348,414            185,845
                                                                        ----------------    ----------------
        Average shares outstanding - diluted.......................         18,176,428         20,726,355
                                                                        ----------------    ----------------
                                                                        ----------------    ----------------

     Net income per share:
        Basic......................................................      $        0.25       $        0.40
        Diluted....................................................      $        0.25       $        0.36

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         WHEN USED IN THIS FORM 10-Q AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "BELIEVES", "ESTIMATE", "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "BUSINESS-CAUTIONARY STATEMENTS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE WISH TO ADVISE READERS THAT THE FACTORS UNDER THE ABOVE DESCRIBED CAPTION "BUSINESS -CAUTIONARY STATEMENTS" COULD AFFECT OUR FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS.

         IN ADDITION, THE DISCUSSION AND ANALYSIS WITH RESPECT TO THE YEAR 2000 ISSUE, INCLUDING (I) OUR EXPECTATIONS OF WHEN YEAR 2000 COMPLIANCE WILL ACTUALLY BE ACHIEVED, (II) ESTIMATES OF THE COSTS INVOLVED IN ACHIEVING YEAR 2000 READINESS AND (III) OUR BELIEF THAT THE COSTS WILL NOT BE MATERIAL TO OPERATING RESULTS, ARE BASED ON MANAGEMENT'S ESTIMATES WHICH, IN TURN, ARE BASED UPON A NUMBER OF ASSUMPTIONS REGARDING FUTURE EVENTS, INCLUDING THIRD PARTY MODIFICATION PLANS AND THE AVAILABILITY OF CERTAIN RESOURCES. THERE CAN BE NO GUARANTEE THAT THESE ESTIMATES WILL BE ACHIEVED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM MANAGEMENT'S ESTIMATES. SPECIFIC FACTORS WHICH MIGHT CAUSE SUCH MATERIAL DIFFERENCES WITH RESPECT TO THE YEAR 2000 ISSUE INCLUDE, BUT ARE NOT LIMITED TO, THE FAILURE OF THIRD PARTY PROVIDERS TO ACHIEVE REPRESENTED OR STATED LEVELS OF YEAR 2000 COMPLIANCE, AVAILABILITY AND COST OF PERSONNEL TRAINED IN THIS AREA, THE ABILITY TO LOCATE AND CORRECT ALL RELEVANT COMPUTER CODES, AND SIMILAR UNCERTAINTIES.

         WE WILL NOT UNDERTAKE AND WE SPECIFICALLY DISCLAIM ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF EVENTS, WHETHER OR NOT ANTICIPATED.


OVERVIEW

         We acquire equity interests in mid-sized investment management firms and currently derive all of our revenues from those firms. We refer to firms in which we have purchased less than 100% (typically less than 80%) as our "affiliates". We hold investments in 13 affiliates that managed $64.2 billion in assets at March 31, 1999. Our most recent affiliate investments were in Davis Hamilton Jackson & Associates, L.P. ("DHJA") in December 1998 and Rorer Asset Management LLC ("Rorer") in January 1999. On April 1, 1999, we completed an acquisition of substantially all of the partnership interests in the Managers Funds, L.P. ("Managers"), which serves as the adviser to a family of ten equity and fixed income no-load mutual funds.

         We have a revenue sharing arrangement with each of our affiliates which allocates a specified percentage of revenues (typically 50-70%) for use by management of that affiliate in paying operating expenses, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of the affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that affiliate (including AMG), generally in proportion to their ownership of the affiliate. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of the affiliates by allowing them:

o to participate in their firm's growth through their compensation from the Operating Allocation,
o to receive a portion of the Owners' Allocation based on their ownership interest in the affiliate, and
o to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and bonuses for management of the affiliate.

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

         Assets under management were $64.2 billion at March 31, 1999 versus $57.7 billion at December 31, 1998. The increase in assets under management was partially related to the closing of our investment in Rorer ($4.4 billion). Aggregate net client cash flow for directly managed assets contributed $381.0 million to the increase, while overlay assets (which generally carry lower fees than directly managed assets) declined $1.1 billion. Positive investment performance accounted for the remaining change in assets under management.

         Our investments have been accounted for under the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in affiliates over the fair value of the net assets acquired, including acquired client relationships.

         As a result of the series of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets and our results of operations have included increased charges for amortization of those intangible assets. As of March 31, 1999, our total assets were approximately $655.3 million, of which approximately $186.9 million consisted of acquired client relationships and $360.4 million consisted of goodwill.

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


THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

         The Company had net income of $7.5 million for the quarter ended March 31, 1999 compared to net income of $4.5 million for the quarter ended March 31, 1998. The increase in net income resulted primarily from income from investments made during and subsequent to the first quarter of 1998. The Company invested in Essex Investment Management, LLC on March 20, 1998 and DHJA and Rorer on December 31, 1998 and January 6, 1999, respectively.

         Total revenues for the quarter ended March 31, 1999 were $68.0 million, an increase of $22.3 million over the quarter ended March 31, 1998, primarily as a result of the new Affiliate investments.

         Total operating expenses increased by $13.2 million to $42.0 million for the quarter ended March 31, 1999 from $29.0 million for the quarter ended March 31, 1998. Compensation and related expenses increased by $7.8 million, amortization of intangible assets increased by $1.4 million, selling, general and administrative expenses increased by $3.0 million, and other operating expenses increased by $709,000. The increases in operating expenses are primarily due to the inclusion of the new Affiliates described above.

         Minority interest increased by $4.0 million to $10.5 million for the quarter ended March 31, 1999 from $6.5 million for the quarter ended March 31, 1998. This increase is a result of the addition of new Affiliates as described above.

         Interest expense increased by $371,000 to approximately $3.5 million for the quarter ended March 31, 1999 from $3.1 million for the quarter ended March 31, 1998 as a result of the increased indebtedness incurred in connection with the investments described above.

         Income tax expense was $5.2 million for the quarter ended March 31, 1999 compared to $3.0 million for the quarter ended March 31, 1998. The change in tax expense was mostly related to an increase in income before taxes.

         EBITDA increased by $7.4 million to $22.2 million for the quarter ended March 31, 1999 from $14.9 million for the quarter ended March 31, 1998, primarily as a result of the inclusion of new Affiliates as described above.

         EBITDA as adjusted increased by $4.7 million to $13.5 million for the quarter ended March 31, 1999 from $8.8 million for the quarter ended March 31, 1998 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $6.0 million for the quarter ended March 31, 1999 and $4.3 million for the quarter ended March 31, 1998.

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

         At March 31, 1999, we had outstanding borrowings of senior debt under our credit facility of $158.0 million. On January 29, 1999 we exercised our option to expand the credit facility from $300 to $330 million and added another major commercial bank to our group of lenders. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million. Our credit facility bears interest at either LIBOR plus a margin ranging from .50% to 2.25% or the Prime Rate plus a margin ranging up to 1.25% and matures during December 2002. In order to offset our exposure to changing interest rates we enter into interest rate hedging contracts. We pay a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility.

         Our borrowings under the credit facility are collateralized by pledges of all of our interests in affiliates (including all interests in affiliates which are directly held by us, as well as all interests in affiliates which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness) (ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned affiliate if, as a result of such transfer, we would own less than 51% of such affiliate, and (iv) declaring or paying dividends on our Common Stock.

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

         On April 1, 1999, we acquired substantially all of the partnership interests in The Managers Funds, L.P., which serves as the adviser to a family of ten equity and fixed income no-load mutual funds. We financed the investment with a borrowing under our credit facility.


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

         OUR AFFILIATES' READINESS

         We have also established a time line with each of our affiliates to complete their Year 2000 preparations and have received estimates from each of them of the costs required to complete their preparations. As part of our general preparedness program, each of our affiliates has assigned responsibility for preparing for the Year 2000 to a member of its senior management in order to ensure that both proprietary and third party vendor systems will be ready for the Year 2000. Each of our affiliates has completed its assessment and plans are in place for the renovation or replacement of all non-compatible systems. We anticipate that most of the affiliates will complete the renovation or replacement of all non-compatible systems and the subsequent testing of all systems by the end of the second quarter of 1999 with the remainder completing those activities during the third quarter of 1999. Most of our affiliates pay for the costs of their Year 2000 preparations out of their Operating Allocation, which is the portion of their revenues that is allocated to pay their operating expenses. As a result, these costs will only reduce an affiliate's distributions to us based on our ownership interest in the affiliate if the affiliate's operating expenses exceed its Operating Allocation and the portion of revenues allocated to the management owners.

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

         This analysis presents the hypothetical loss in earnings of the derivative instruments we held at March 31, 1999 that are sensitive to changes in interest rates. Interest rate swaps allow us to achieve a level of variable-rate and fixed-rate debt that is acceptable to us, and to reduce interest rate exposure. In each of our interest rate swaps, we have agreed with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Under each of our interest rate swaps, interest rates on the notional amounts are capped at rates ranging between 6.67% and 6.78% upon quarterly reset dates. In addition, if LIBOR falls below 5% at a quarterly reset date, we are required to make a payment to our counterparty equal to the difference between the interest rate on our floating rate LIBOR debt on an annualized rate of between 6.67% and 6.78%, multiplied by the notional principal amount. At March 31, 1999, a total of $185 million was subject to interest rate swaps (the "Original Swaps"), and our exposure was to changes in three-month LIBOR rates. Beginning in January 1999, we also became a party to additional contracts with a $75 million notional amount (the "Subsequent Swaps"). These contracts are designed to limit interest rate increases to 5.99% on this notional amount if three-month LIBOR rates fall below 5%.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company and its Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         On March 3, 1999, we completed a public offering of 5,529,954 shares of Common Stock, of which 4,000,000 shares were sold by us and 1,529,954 shares were sold by selling stockholders. In connection with the offering 555,555 shares of Class B Common Stock were converted into common stock.

         In March 1998, the Company issued 1,750,942 shares of Series C Convertible Stock in completing its investment in Essex Investment Management Company, LLC. Each share converted into one share of Common Stock on March 20, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1  Financial Data Schedule

(b)   Reports on Form 8-K:


The following Current Reports on Form 8-K were filed by AMG during the quarter ended March 31, 1999:

1.       Current Report on Form 8-K dated January 6, 1999 (filed January 21,
         1999), reporting the consummation of the investment in Rorer.

2.       Current Report on Form 8-K dated February 1, 1999 (filed February 1,
         1999), containing the following financial statements for indicated affiliates:

         GEOCAPITAL CORPORATION
         Report of Independent Accountants
         Statement of Financial Condition as of September 30, 1997 Statement of Operations for the Year Ended September 30, 1997 Statement of Changes in Stockholders' Equity for the Year Ended September 30, 1997
         Statement of Cash Flows for the Year Ended September 30, 1997 Notes to Financial Statements

         TWEEDY, BROWNE COMPANY L.P.
         Report of Independent Accountants
         Statement of Financial Condition as of October 8, 1997
         Statement of Operations for the Period January 1, 1997 through October 8, 1997
         Statement of Changes in Partners' Capital for the Period
         January 1, 1997 through October 8, 1997
         Statement of Cash Flows for the Period January 1, 1997 through October 8, 1997
         Notes to Financial Statements

         GOFEN AND GLOSSBERG, INC.
         Report of Independent Accountants
         Statement of Financial Condition as of May 6, 1997
         Statement of Operations for the Period January 1, 1997 to May 6, 1997 Statement of Changes in Shareholders' Equity for the Period January 1, 1997 to May 6, 1997
         Statement of Cash Flows for the Period January 1, 1997 to May 6, 1997 Notes to Financial Statements

3.       Current Report on Form 8-K dated February 1, 1999 (filed February 1,
         1999) containing the press release disclosing the Company's operating results for the year ended December 31, 1998


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AFFILIATED MANAGERS GROUP, INC.
                                  -------------------------------
                                  (Registrant)


/S/ DARRELL W. CRATE       on behalf of the Registrant as Senior    May 14, 1999
--------------------     Vice President, Chief Financial Officer
(Darrell W. Crate)    and Treasurer (and also as Principal Financial
                           and Principal Accounting Officer)