Form 10-Q
period 1999-06-30
AFFILIATED MANAGERS GROUP INC
filed 1999-08-16
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares of the Registrant's Common Stock outstanding at August 13, 1999: 23,282,747 including 1,492,079 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                December 31,  June 30,
                                                                   1998         1999
                                                                 ---------    ---------
                                                                             (unaudited)

                              ASSETS
Current assets:
   Cash and cash equivalents .................................   $  23,735    $  32,149
   Investment advisory fees receivable .......................      66,939       42,476
   Other current assets ......................................       5,137        5,789
                                                                 ---------    ---------
         Total current assets ................................      95,811       80,414

Fixed assets, net ............................................       8,001       12,068
Equity investment in Affiliate ...............................       1,340        1,312
Acquired client relationships, net of accumulated amortization
   of $13,870 and $18,487 ....................................     169,065      192,246
Goodwill, net of accumulated amortization of $23,191
   and $29,425 ...............................................     321,409      391,105
Notes receivable from related parties ........................       2,800        5,128
Other assets .................................................       6,908        8,121
                                                                 ---------    ---------
        Total assets .........................................   $ 605,334    $ 690,394
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities .....................   $  42,617    $  42,967
Notes payable to related parties .............................      22,000         --
                                                                 ---------    ---------
        Total current liabilities ............................      64,617       42,967

Senior bank debt .............................................     190,500      174,000
Deferred taxes ...............................................      10,410       14,797
Other long-term liabilities ..................................       1,204        1,297
Subordinated debt ............................................         800          800
                                                                 ---------    ---------
        Total liabilities ....................................     267,531      233,861

Minority interest ............................................      24,148       24,286

Stockholders' equity:

Convertible stock ............................................      30,992         --
Common stock .................................................         177          235
Additional paid-in capital on common stock ...................     273,413      405,995
Accumulated other comprehensive income .......................          16          (99)
Accumulated earnings .........................................      11,669       28,728
                                                                 ---------    ---------
                                                                   316,267      434,859
Less treasury shares .........................................      (2,612)      (2,612)
     Total stockholders' equity ..............................     313,655      432,247
                                                                 ---------    ---------
     Total liabilities and stockholders' equity ..............   $ 605,334    $ 690,394
                                                                 =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               For the Three Months            For the Six Months
                                                  Ended June 30,                 Ended June 30,
                                           ----------------------------    ----------------------------
                                               1998            1999            1998            1999
                                           ------------    ------------    ------------    ------------
Revenues ...............................   $     56,586    $     78,577    $    102,309    $    146,704
Operating expenses:
   Compensation and related expenses ...         19,463          26,292          36,078          50,714
   Amortization of intangible assets ...          4,518           5,596           8,347          10,851
   Depreciation and other amortization .            600           1,144           1,113           1,891
   Selling, general and administrative .          7,857          13,312          14,640          23,169
   Other operating expenses ............          1,915           1,995           3,205           3,994
                                           ------------    ------------    ------------    ------------
                                                 34,353          48,339          63,383          90,619
                                           ------------    ------------    ------------    ------------
          Operating income .............         22,233          30,238          38,926          56,085

Non-operating (income) and expenses:
   Investment and other income .........           (530)           (746)           (841)         (1,658)
   Interest expense ....................          3,929           2,811           7,003           6,256
                                           ------------    ------------    ------------    ------------
                                                  3,399           2,065           6,162           4,598
                                           ------------    ------------    ------------    ------------
Income before minority interest and
   income taxes ........................         18,834          28,173          32,764          51,487
Minority interest ......................         (8,976)        (12,046)        (15,469)        (22,574)
                                           ------------    ------------    ------------    ------------
Income before income taxes .............          9,858          16,127          17,295          28,913
Income taxes ...........................          3,943           6,612           6,918          11,854
                                           ------------    ------------    ------------    ------------
Net income .............................   $      5,915    $      9,515    $     10,377    $     17,059
                                           ============    ============    ============    ============

Net income per share - basic ...........   $       0.34    $       0.41    $       0.59    $       0.81
Net income per share - diluted .........   $       0.30    $       0.41    $       0.55    $       0.77

Average shares outstanding - basic .....     17,621,371      23,278,438      17,605,896      21,162,488
Average shares outstanding - diluted ...     19,716,449      23,427,243      18,935,919      22,068,094

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                               For the Three Months    For the Six Months
                                  Ended June 30,         Ended June 30,
                               -------------------    -------------------
                                 1998       1999        1998      1999
                               --------   --------    --------   --------
Net income .................   $  5,915   $  9,515    $ 10,377   $ 17,059
Foreign currency translation
   adjustment, net of taxes           2        (50)         38       (115)
                               --------   --------    --------   --------
Comprehensive income .......   $  5,917   $  9,465    $ 10,415   $ 16,944
                               ========   ========    ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       For the Six Months
                                                                                          Ended June 30,
                                                                                     ----------------------
                                                                                       1998          1999
                                                                                     ---------    ---------
Cash flow from operating activities:
   Net income ....................................................................   $  10,377    $  17,059
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets .............................................       8,347       10,851
   Depreciation and other amortization ...........................................       1,113        1,891
   Deferred income tax provision .................................................          --        4,387
Changes in assets and liabilities:
   (Increase) decrease in investment advisory fees receivable ....................      (7,357)      33,644
   Increase in other current assets ..............................................        (245)        (342)
   Increase (decrease) in accounts payable, accrued expenses and other liabilities       9,412      (10,863)
   Minority interest .............................................................       3,693          138
                                                                                     ---------    ---------
          Cash flow from operating activities ....................................      25,340       56,765
                                                                                     ---------    ---------

Cash flow used in investing activities:
   Purchase of fixed assets ......................................................      (1,860)      (3,906)
   Costs of investments, net of cash acquired ....................................     (64,000)    (104,068)
   Distribution received from Affiliate equity investment ........................         263          366
   Increase in other assets ......................................................        (689)      (1,269)
   Loans to related parties ......................................................          --       (2,328)
                                                                                     ---------    ---------
         Cash flow used in investing activities ..................................     (66,286)    (111,205)
                                                                                     ---------    ---------

Cash flow from financing activities:
   Borrowings of senior bank debt ................................................      72,300      130,300
   Repayments of senior bank debt ................................................     (17,500)    (146,800)
   Repayments of notes payable ...................................................          --      (22,000)
   Issuance (repurchase) of equity securities ....................................          (5)     101,649
   Debt issuance costs ...........................................................         (76)        (180)
                                                                                     ---------    ---------
         Cash flow from financing activities .....................................      54,719       62,969

Effect of foreign exchange rate changes on cash flow .............................          38         (115)
Net increase in cash and cash equivalents ........................................      13,811        8,414
Cash and cash equivalents at beginning of period .................................      22,766       23,735
                                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................................   $  36,577    $  32,149
                                                                                     =========    =========


Supplemental disclosure of non-cash financing activities:

   Stock issued in acquisitions ..................................................   $  30,992    $     --

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

2.        ACQUISITIONS

         On April 1, 1999, the Company completed an investment in substantially all of the ownership interests in The Managers Funds LLC, which serves as the adviser to a family of nine equity and fixed income no-load mutual funds. This transaction was accounted for under the purchase method of accounting.

3.        INCOME TAXES

         A summary of the provision for income taxes is as follows (in thousands):

                                                                 Three Months Ended June 30,
                                                                 ---------------------------
                                                                     1998            1999
                                                                 -----------        --------

          Federal:       Current.............................    $        --        $  3,814
                         Deferred............................          3,371           1,725
          State:         Current.............................             91             701
                         Deferred............................            481             372
                                                                 -----------        --------
          Provision for income taxes.........................    $     3,943        $  6,612
                                                                 ===========        ========

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

                                                Three Months Ended June 30,
                                                 -------------------------
                                                    1998          1999
                                                 -----------   -----------
Numerator:
   Net income ................................   $ 5,915,000   $ 9,515,000

Denominator:
   Average shares outstanding - basic ........    17,621,371    23,278,438
   Convertible stock .........................     1,750,942            --
   Stock options and unvested restricted stock       344,136       148,805
                                                 -----------   -----------
   Average shares outstanding - diluted ......    19,716,449    23,427,243
                                                 ===========   ===========

Net income per share:
   Basic .....................................   $      0.34   $      0.41
   Diluted ...................................   $      0.30   $      0.41

         In March 1998, the Company issued 1,750,942 shares of Series C Convertible Stock in completing its investment in Essex Investment Management Company, LLC. Each share converted into one share of Common Stock on March 20, 1999. The shares of Common Stock converted on that date have been included in the calculation of basic shares outstanding for the three months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         WHEN USED IN THIS FORM 10-Q AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "BELIEVES", "ESTIMATE", "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "BUSINESS-CAUTIONARY STATEMENTS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE WISH TO ADVISE READERS THAT THE FACTORS UNDER THE ABOVE DESCRIBED CAPTION "BUSINESS - CAUTIONARY STATEMENTS" COULD AFFECT OUR FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS.

         IN ADDITION, THE DISCUSSION AND ANALYSIS WITH RESPECT TO THE YEAR 2000 (AS DESCRIBED MORE FULLY BELOW), INCLUDING (I) OUR EXPECTATIONS OF WHEN ALL RELEVANT INTERNAL AND EXTERNAL SYSTEMS WILL BE ABLE TO HANDLE DATES BEYOND 1999 (GENERALLY DESCRIBED AS "YEAR 2000 COMPLIANCE"), (II) OUR ESTIMATES OF THE COSTS INVOLVED IN ACHIEVING YEAR 2000 COMPLIANCE AND (III) OUR BELIEF THAT THE COSTS WILL NOT BE MATERIAL TO OPERATING RESULTS, ARE BASED ON OUR ESTIMATES WHICH, IN TURN, ARE BASED UPON A NUMBER OF ASSUMPTIONS REGARDING FUTURE EVENTS, INCLUDING THIRD PARTY MODIFICATION PLANS AND THE AVAILABILITY OF CERTAIN RESOURCES. THERE CAN BE NO GUARANTEE THAT THESE ESTIMATES WILL BE ACHIEVED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR ESTIMATES. SPECIFIC FACTORS WHICH MIGHT CAUSE SUCH MATERIAL DIFFERENCES WITH RESPECT TO THE YEAR 2000 INCLUDE, BUT ARE NOT LIMITED TO, THE FAILURE OF THIRD PARTY PROVIDERS TO ACHIEVE REPRESENTED OR STATED LEVELS OF YEAR 2000 COMPLIANCE, AVAILABILITY AND COST OF PERSONNEL TRAINED IN THIS AREA, THE ABILITY TO LOCATE AND CORRECT ALL RELEVANT COMPUTER CODES, AND SIMILAR UNCERTAINTIES.

         WE WILL NOT UNDERTAKE AND WE SPECIFICALLY DISCLAIM ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF EVENTS, WHETHER OR NOT ANTICIPATED.

OVERVIEW

         We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 14 Affiliates that in aggregate managed $70.9 billion in assets at June 30, 1999. Our most recent investments were in Davis Hamilton Jackson & Associates, L.P. ("DHJA") in December 1998, Rorer Asset Management, LLC ("Rorer") in January 1999 and The Managers Funds LLC ("Managers") in April 1999.

         We have a revenue sharing arrangement with each of our Affiliates (other than Managers) which allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of each such Affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate (including
AMG), generally in proportion to their ownership of the Affiliate. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of these Affiliates by allowing them:

- to participate in their firm's growth through their compensation from the Operating Allocation,

- to receive a portion of the Owners' Allocation based on their ownership interest in the Affiliate, and

- to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and bonuses for management of such Affiliate.

         Under the revenue sharing arrangements, the managers of our Affiliates have an incentive to both increase revenues of the Affiliate (thereby increasing the Operating Allocation and their Owners' Allocation) and to control expenses of the Affiliate (thereby increasing the excess Operating Allocation).

         The revenue sharing arrangements allow us to participate in the revenue growth of our Affiliates because we receive a portion of the additional revenue as our share of the Owners' Allocation. However, we participate in that growth to a lesser extent than the managers of our Affiliates, because we do not share in the growth of the Operating Allocation.

         Under the organizational documents of the Affiliates (other than Managers), the allocations and distributions of cash to us generally take priority over the allocations and distributions to the other owners of the Affiliates. This further protects us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners, until that portion is eliminated, and then reduce the portion allocated to us. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

         The portion of our Affiliates' revenues which is included in their Operating Allocation and retained by them to pay salaries, bonuses and other operating expenses, as well as the portion of our Affiliates' revenues which are included in their Owners' Allocation and distributed to us and the other owners of the Affiliates, are included as "revenues" on our Consolidated Statements of Operations. The expenses of our Affiliates which are paid out of the Operating Allocation, as well as our holding company expenses which we pay out of the amounts of the Owners' Allocation which we receive from the Affiliates, are both included in "operating expenses" on our Consolidated Statements of Operations. Since Managers is not subject to a revenue sharing arrangement, all revenues and expenses of Managers are consolidated into the revenues and operating expenses in our Consolidated Statements of Operations. The portion of our Affiliates' revenues which is allocated to owners of the Affiliates other than us is included in "minority interest" on our Consolidated Statements of Operations.

         The EBITDA Contribution of an Affiliate represents the Owners' Allocation of that Affiliate allocated to AMG (or, in the case of Managers, the income allocated to AMG) before interest, taxes, depreciation and amortization of that Affiliate. EBITDA Contribution does not include our holding company expenses.

         Our revenues are generally derived from the provision of investment management services for fees by our Affiliates. Investment management fees are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate if specified levels of investment performance are achieved. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies which employ futures, options or other derivative securities to achieve a particular investment objective.

         Our level of profitability will depend on a variety of factors including principally: (i) the level of Affiliate revenues, which is dependent on the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients, and obtaining favorable investment results; (ii) a variety of factors affecting the securities markets generally, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates; (iii) the receipt of Owners' Allocation, which is dependent on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins; (iv) the availability and cost of the capital with which we finance our existing and new investments; (v) our success in attracting new investments and the terms upon which such transactions are completed; (vi) the level of intangible assets and the associated amortization expense resulting from our investments; (vii) the level of expenses incurred for holding company operations, including compensation for its employees; and (viii) the level of taxation to which we are subject. Each of the foregoing are, to some extent, dependent on factors (including general securities market conditions, as noted above) which are not in our control.

         Assets under management were $70.9 billion at June 30, 1999 versus $64.2 billion at March 31, 1999 and $57.7 billion at December 31, 1998. The increase in assets under management during the quarter was partially related to the closing of our investment in Managers ($1.7 billion) in April 1999. During the quarter net client cash flows for directly managed assets contributed $997.4 million of the increase while overlay assets (which generally carry lower fees than directly managed assets) declined $404.0 million. Positive investment performance accounted for the remaining $4.4 billion increase in assets under management during the quarter. Year to date growth was driven by our investments in Rorer ($4.4 billion) and Managers and $1.4 billion of net client cash flows from directly managed assets (offset by $1.5 billion in declines in overlay assets). Positive investment performance of $7.2 billion increased assets under management year to date.

         Our investments have been accounted for under the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships.

         As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of June 30, 1999, our total assets were approximately $690.4 million, of which approximately $192.2 million consisted of acquired client relationships and $391.1 million consisted of goodwill.

         The amortization period for intangible assets for each investment is assessed individually, with amortization periods for our investments to date ranging from eight to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. In determining the amortization period for intangible assets acquired, we consider a number of factors including: the firm's historical and potential future operating performance and rate of attrition among clients; the stability and longevity of existing client relationships; the firm's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the firm's management team and the firm's history and perceived franchise or brand value. We perform a quarterly evaluation of intangible assets on an investment-by-investment basis to determine whether there has been any impairment in their carrying value or their useful lives. If impairment is indicated, then the carrying amount of intangible assets, including goodwill, will be reduced to their fair values.

         While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of our operating expenses, management believes it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Because of this, and because our distributions from our Affiliates are based on their Owners' Allocation, we have provided additional supplemental information in this report for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Such measures are (i) EBITDA, which we believe is useful to investors as an indicator of our ability to service debt, to make new investments and meet working capital requirements, and (ii) EBITDA as adjusted, which we believe is useful to investors as another indicator of funds available which may be used to make new investments, to repay debt obligations, to repurchase shares of our Common Stock or pay dividends on our Common Stock (although the Company has no current plans to pay dividends).

THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

         The Company had net income of $9.5 million for the quarter ended June 30, 1999 compared to net income of $5.9 million for the quarter ended June 30, 1998. The increase in net income resulted primarily from the growth in EBITDA contribution from existing Affiliates and also from investments in new Affiliates. The Company invested in DHJA, Rorer and Managers on December 31, 1998, January 6, 1999, and April 1, 1999, respectively.

         Total revenues for the quarter ended June 30, 1999 were $78.6 million, an increase of $22.0 million over the quarter ended June 30, 1998, primarily as a result of the investments in new Affiliates and also from the growth in revenues from existing Affiliates.

         Total operating expenses increased by $13.9 million to $48.3 million for the quarter ended June 30, 1999 from $34.4 million for the quarter ended June 30, 1998. Compensation and related expenses increased by $6.8 million, selling, general and administrative expenses increased by $5.5 million, and amortization of intangible assets increased by $1.1 million. The increases in operating expenses were primarily due to the investments in the new Affiliates and also from the growth in the Operating Allocation related to the growth in revenues from existing Affiliates.

         Interest expense decreased by $1.1 million to $2.8 million for the quarter ended June 30, 1999 from $3.9 million for the quarter ended June 30, 1998. The reduction in interest expense was partially from repayments of senior bank debt generated from the net proceeds from our public offering of Common Stock in March 1999 (as described below) and cash flow from ongoing operations, offset by borrowings related to new investments. In addition, interest expense decreased due to a favorable interest rate environment.

         Minority interest increased by $3.0 million to $12.0 million for the quarter ended June 30, 1999 from $9.0 million for the quarter ended June 30, 1998. This increase was primarily a result of the addition of new Affiliates and also from the growth in revenues from existing Affiliates as described above.

         Income tax expense was $6.6 million for the quarter ended June 30, 1999 compared to $3.9 million for the quarter ended June 30, 1998. The change in tax expense was primarily related to an increase in income before taxes.

         EBITDA increased by $6.8 million to $25.7 million for the quarter ended June 30, 1999 from $18.9 million for the quarter ended June 30, 1998, primarily as a result of the investments in new Affiliates and also from the growth in revenues from existing Affiliates as described above.

         EBITDA as adjusted increased by $5.3 million to $16.3 million for the quarter ended June 30, 1999 from $11.0 million for the quarter ended June 30, 1998 as a result of the factors affecting net income as described above.

THE SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         The Company had net income of $17.1 million for the six months ended June 30, 1999 compared to net income of $10.4 million for the six months ended June 30, 1998. The increase in net income resulted mostly from EBITDA contribution from new investments made during and subsequent to the first six months of 1998. The Company invested in Essex, DHJA, Rorer and Managers on March 20, 1998, December 31, 1998, January 6, 1999 and April 1, 1999, respectively.

         Total revenues for the six months ended June 30, 1999 were $146.7 million, an increase of $44.4 million over the six months ended June 30, 1998, primarily as a result of the investments in new Affiliates.

         Total operating expenses increased by $27.2 million to $90.6 million for the six months ended June 30, 1999 from $63.4 million for the six months ended June 30, 1998. Compensation and related expenses increased by $14.6 million, selling, general and administrative expenses increased by $8.6 million, amortization of intangible assets increased by $2.6 million, and other operating expenses increased by $789,000. The increases in operating expenses are primarily due to the investments in the new Affiliates as described above.

         Interest expense decreased by $747,000 to $6.3 million for the six months ended June 30, 1999 from $7.0 million for the six months ended June 30, 1998. The reduction in interest expense was partially from repayments of senior bank debt generated from the net proceeds from our public offering of Common Stock in March 1999 (as described below) and cash flow from ongoing operations, offset by borrowings related to new investments. In addition, interest expense decreased due to a favorable interest rate environment.

         Minority interest increased by $7.1 million to $22.6 million for the six months ended June 30, 1999 from $15.5 million for the six months ended June 30, 1998. This increase is primarily a result of the addition of new Affiliates as described above.

         Income tax expense was $11.9 million for the six months ended June 30, 1999 compared to $6.9 million for the six months ended June 30, 1998. The change in tax expense was primarily related to an increase in income before taxes.

         EBITDA increased by $14.2 million to $47.9 million for the six months ended June 30, 1999 from $33.8 million for the six months ended June 30, 1998, primarily as a result of the investments in new Affiliates as described above.

         EBITDA as adjusted increased by $10.0 million to $29.8 million for the six months ended June 30, 1999 from $19.8 million for the six months ended June 30, 1998 as a result of the factors affecting net income as described above.

LIQUIDITY AND CAPITAL RESOURCES

         We have met our cash requirements primarily through cash generated by operating activities, bank borrowings, and the issuance of equity and debt securities in public and private placement transactions (such as the public offering described below). We anticipate that we will use cash flow from our operating activities to repay debt and to finance our working capital needs and will use bank borrowings and issue equity and debt securities to finance future investments. Our principal uses of cash have been to make investments (such as the acquisition of The Managers Funds LLC), to retire indebtedness, repurchase shares and to support our and our Affiliates' operating activities. We expect that our principal use of funds for the foreseeable future will be for additional investments, repayments of debt, including interest payments on outstanding debt, distributions to owners of Affiliates other than us, additional investments in existing Affiliates, including upon management owners' sales of their retained equity to us, and for working capital purposes. We do not expect to make commitments for material capital expenditures.

         On March 3, 1999, the Company completed a public offering of Common Stock. In the offering 5,529,954 shares of Common Stock were sold, of which 4,000,000 shares were sold by the Company and 1,529,954 shares were sold by selling stockholders. AMG used the net proceeds from the offering to reduce indebtedness under our credit facility (as described below) and did not receive any proceeds from the sale of Common Stock by the selling stockholders.

         On April 1, 1999, we financed our acquisition of The Managers Funds LLC with a borrowing under our credit facility. At June 30, 1999, we had outstanding borrowings of senior debt under that credit facility of $174 million and the ability to borrow an additional $156 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million. Our credit facility bears interest at either LIBOR plus a margin ranging from .50% to 2.25% or the Prime Rate plus a margin ranging up to 1.25% and matures during December 2002. We pay a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility. In order to partially offset our exposure to changing interest rates we have entered into interest rate hedging contracts.

         Our borrowings under the credit facility are collateralized by pledges of all of our interests in Affiliates (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our Affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness) (ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned Affiliate if, as a result of such transfer, we would own less than 51% of such firm, and (iv) declaring or paying dividends on our Common Stock.

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

         We have based our evaluation of our ability to prepare for the Year 2000 upon a number of assumptions regarding future events, including third party modification plans and the availability of needed resources. We cannot guarantee that these estimates will be achieved, and actual results may differ materially from our estimates. Specific factors which might cause such material differences with respect to the Year 2000 include, but are not limited to, the failure of our Affiliates to achieve represented or stated levels of Year 2000 Compliance, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and similar uncertainties.

         AMG'S HOLDING COMPANY READINESS

         In anticipation of this problem, we have identified all of the significant computers, software applications and related equipment used at the holding company that need to be modified, upgraded or replaced to minimize the possibility of a material disruption to our business based on the advent of the Year 2000. We anticipate completing our Year 2000 preparations at the holding company by the end of the third quarter of 1999. We estimate our total cost will be $500,000 for the four year period ending on December 31, 1999. We cannot be certain that we will not encounter unforeseen delays or costs in completing our preparations.

         AMG'S AFFILIATES' READINESS

         We have also established a time line with each of our Affiliates to complete their Year 2000 preparations and have received estimates from each of them of the costs required to complete their preparations. As part of our general preparedness program, each of our Affiliates has assigned responsibility for preparing for the Year 2000 to a member of its senior management in order to ensure that both proprietary and third party vendor systems will be ready for the Year 2000. Each of our Affiliates has completed its assessment and plans are in place for the renovation or replacement of all non-compatible systems. We anticipate that most of the Affiliates will complete the renovation or replacement of all non-compatible systems and the subsequent testing of all systems by the end of the third quarter of 1999 with the remainder completing those activities during the fourth quarter of 1999. Most of our Affiliates pay for the costs of their Year 2000 preparations out of their Operating Allocation, which is the portion of their revenues that is allocated to pay their operating expenses. As a result, these costs will only reduce an Affiliate's distributions to us based on our ownership interest in the Affiliate if the Affiliate's operating expenses exceed its Operating Allocation and the portion of revenues allocated to the management owners.

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

         This analysis presents the hypothetical loss in earnings of the derivative instruments we held at June 30, 1999 that are sensitive to changes in interest rates. Interest rate swaps allow us to achieve a level of variable-rate and fixed-rate debt that is acceptable to us, and to reduce interest rate exposure. In each of our interest rate swaps, we have agreed with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Under each of our interest rate swaps, interest rates on the notional amounts are capped at rates ranging between 6.67% and 6.78% upon quarterly reset dates. In addition, if LIBOR falls below 5% at a quarterly reset date, we are required to make a payment to our counterparty equal to the difference between the interest rate on our floating rate LIBOR debt on an annualized rate of between 6.67% and 6.78%, multiplied by the notional principal amount. At June 30, 1999, a total of $185 million was subject to interest rate swaps (the "Original Swaps"), and our exposure was to changes in three-month LIBOR rates. Beginning in January 1999, we also became a party to additional contracts with a $75 million notional amount (the "Subsequent Swaps"). These contracts are designed to limit interest rate increases to 5.99% on this notional amount if three-month LIBOR rates fall below 5%.

         The hypothetical loss in earnings on all derivative instruments that would have resulted from a hypothetical change of 10 percent in three-month LIBOR rates, sustained for three months, is estimated to be $291,000. Because our net-earnings exposure under the combined debt and interest-rate swap was to three-month LIBOR rates, the hypothetical loss was calculated as follows: multiplying the notional amount of the swap by the effect of a 10% reduction in LIBOR under the Original Swaps, partially offset by the Subsequent Swaps and interest savings on the underlying debt.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Affiliated Managers Group, Inc. was held in Boston, Massachusetts on May 25, 1999. At that meeting, the stockholders considered and acted upon the following proposals:

         A. THE ELECTION OF DIRECTORS. The stockholders elected the following individuals to serve as directors until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

                   DIRECTOR                  SHARES VOTED FOR        SHARES WITHHELD
                   --------                  ----------------        ---------------
                   William J. Nutt               17,339,814                194,085
                   Richard E. Floor              17,323,841                210,058
                   P. Andrews McLane             17,327,013                206,886
                   John M.B. O'Connor            17,258,314                275,585
                   W.W. Walker, Jr.              17,339,299                194,600
                   William F. Weld               17,403,127                130,772

         B. THE APPROVAL OF AN AMENDMENT AND RESTATEMENT OF THE COMPANY'S 1997 STOCK OPTION AND INCENTIVE PLAN. The stockholders voted to approve an amendment and restatement of the Company's 1997 Stock Option and Incentive Plan (the "Plan"). Among other things, the amendment and restatement increased the number of shares of Common Stock reserved for issuance under the Plan from 1,750,000 to 3,250,000. 13,706,900 shares voted for the proposal, 1,010,362 voted against the proposal, and 533,076 shares abstained from voting on the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         10.11 Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan

         27.1     Financial Data Schedule

   (b) Reports on Form 8-K:

         There have been no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AFFILIATED MANAGERS GROUP, INC.
                         -------------------------------
                         (Registrant)

/s/ Darrell W. Crate       on behalf of the Registrant as Senior Vice President,
--------------------              Chief Financial Officer and Treasurer
(Darrell W. Crate)                (and also as Principal Financial and
                                      Principal Accounting Officer)

                                                                 August 16, 1999