Form 10-Q
period 1999-09-30
AFFILIATED MANAGERS GROUP INC
filed 1999-11-15
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                        Commission File Number 001-13459

                         AFFILIATED MANAGERS GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                               04-3218510
            --------                                               ----------
(State or other jurisdiction of incorporation       (IRS Employer Identification
           or organization)                                      Number)

              Two International Place, Boston, Massachusetts 02110
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 747-3300
                                 --------------
              (Registrant's telephone number, including area code)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Number of shares of the Registrant's Common Stock outstanding at November 12, 1999: 23,083,947 including 1,492,079 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           December 31,        September 30,
                                                                               1998                1999
                                                                         -----------------    ----------------
                                                                                                (unaudited)

                               ASSETS
Current assets:
   Cash and cash equivalents....................................             $    23,735           $  35,529
Investment advisory fees receivable.............................                  66,939              45,413
   Other current assets.........................................                   5,137               8,310
                                                                             -------------       -------------
      Total current assets......................................                  95,811              89,252

Fixed assets, net...............................................                   8,001              11,347
Equity investment in Affiliate..................................                   1,340               1,528
Acquired client relationships, net of accumulated amortization
   of $13,870 and $20,844, respectively.........................                 169,065             189,106
Goodwill, net of accumulated amortization of $23,191
   and $32,717, respectively....................................                 321,409             385,909
Notes receivable from related parties...........................                   1,700               5,119
Other assets....................................................                   8,008               8,776
                                                                             -------------       -------------
   Total assets.................................................             $   605,334          $  691,037
                                                                             -------------       -------------
                                                                             -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities........................            $    42,617          $    50,880
Notes payable to related parties................................                 22,000                  ---
                                                                            -------------        -------------
      Total current liabilities.................................                 64,617               50,880

Senior bank debt................................................                190,500              157,500
Deferred taxes..................................................                 10,410               17,575
Other long-term liabilities.....................................                  1,204                1,313
Subordinated debt...............................................                    800                  800
                                                                            -------------        -------------
      Total liabilities.........................................                267,531              228,068

Minority interest...............................................                 24,148               20,488

Stockholders' equity:
Convertible stock...............................................                 30,992                  ---
Common stock....................................................                    177                  235
Additional paid-in capital on common stock......................                273,413              405,669
Accumulated other comprehensive income..........................                     16                    5
Accumulated earnings............................................                 11,669               39,184
                                                                            -------------        -------------
                                                                                316,267              445,093
Less treasury shares............................................                 (2,612)              (2,612)
      Total stockholders' equity................................                313,655              442,481
                                                                             -------------       -------------
   Total liabilities and stockholders' equity...................             $  605,334           $  691,037
                                                                             -------------       -------------
                                                                             -------------       -------------

         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   For the Three Months                For the Nine Months
                                                    Ended September 30,                Ended September 30,
                                               ------------------------------     -------------------------------
                                                   1998             1999              1998              1999
                                               -------------    -------------     -------------     -------------
Revenues.................................       $   55,892      $    85,395        $  158,201       $  232,099
Operating expenses:
   Compensation and related expenses.....           19,281           30,808            55,359            81,522
   Amortization of intangible assets.....            4,530            5,649            12,877            16,500
   Depreciation and other amortization...              736              861             1,849             2,752
   Selling, general and administrative...            8,190           13,655            22,830            36,824
   Other operating expenses..............            1,806            2,168             5,011             6,162
                                               -------------    -------------     -------------     -------------
                                                    34,543           53,141            97,926           143,760
                                               -------------    -------------     -------------     -------------
       Operating income..................           21,349           32,254            60,275            88,339

Non-operating (income) and expenses:
   Investment and other income...........             (500)            (881)           (1,341)           (2,539)
   Interest expense......................            3,564            2,699            10,567             8,955
                                               -------------    -------------     -------------     -------------
                                                     3,064            1,818             9,226             6,416
                                               -------------    -------------     -------------     -------------
Income before minority interest and                                  30,436            51,049            81,923
   income taxes..........................           18,285
Minority interest........................           (8,512)         (12,714)          (23,981)          (35,288)
                                               -------------    -------------     -------------     -------------
Income before income taxes...............            9,773           17,722            27,068            46,635
Income taxes.............................            3,909            7,266            10,827            19,120
                                               -------------    -------------     -------------     -------------
Net income...............................      $     5,864     $     10,456      $     16,241       $    27,515
                                               -------------    -------------     -------------     -------------
                                               -------------    -------------     -------------     -------------
Net income per share - basic.............       $     0.33      $      0.45        $     0.92       $      1.26
Net income per share - diluted...........       $     0.30      $      0.45        $     0.85       $      1.22

Average shares outstanding - basic.......       17,627,839       23,282,559        17,613,291        21,876,944
Average shares outstanding - diluted.....       19,546,983       23,403,540        19,146,658        22,517,737


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   For the Three Months                 For the Nine Months
                                                    Ended September 30,                 Ended September 30,
                                               ------------------------------     --------------------------------
                                                   1998             1999              1998              1999
                                               -------------    -------------     -------------     --------------
Net income                                     $     5,864      $    10,456        $  16,241         $   27,515

Foreign currency translation
   adjustment, net of taxes                              7              104               45                (11)
                                               -------------    -------------     -------------     --------------
Comprehensive income                           $     5,871      $    10,560        $  16,286         $   27,504
                                               -------------    -------------     -------------     --------------
                                               -------------    -------------     -------------     --------------


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                    ---------------------------------
                                                                                           1998              1999
                                                                                       -------------     -------------
Cash flow from operating activities:
   Net income...................................................................        $  16,241         $  27,515
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets.............................................          12,877            16,500
   Depreciation and other amortization...........................................           1,849             2,752
   Deferred income tax provision.................................................             ---             7,165
Changes in assets and liabilities:
   (Increase) decrease in investment advisory fees receivable....................          (8,323)           30,708
   Increase in other current assets..............................................          (1,301)           (2,864)
   Increase (decrease) in accounts payable, accrued expenses and other liabilities          9,522            (2,932)
   Minority interest.............................................................           4,785            (3,660)
                                                                                       -------------     -------------
       Cash flow from operating activities.......................................          35,650            75,184
                                                                                       -------------     -------------
Cash flow used in investing activities:
   Purchase of fixed assets......................................................          (2,658)           (3,985)
   Costs of investments, net of cash acquired....................................         (65,389)         (101,382)
   Distribution received from Affiliate equity investment........................             495               366
   Increase in other assets......................................................            (293)           (1,381)
   Loans to related parties......................................................             ---            (3,137)
                                                                                       -------------     -------------
       Cash flow used in investing activities....................................         (67,845)         (109,519)
                                                                                       -------------     -------------
Cash flow from financing activities:
   Borrowings of senior bank debt................................................          74,300           138,800
   Repayments of senior bank debt................................................         (33,500)         (171,800)
   Repayments of notes payable...................................................             ---           (22,000)
   Issuance (repurchase) of equity securities....................................          (1,539)          101,322
   Debt issuance costs...........................................................             ---              (180)
                                                                                       -------------     -------------
       Cash flow from financing activities.......................................          39,261            46,142
                                                                                       -------------     -------------
Effect of foreign exchange rate changes on cash flow.............................              45               (13)
Net increase in cash and cash equivalents........................................           7,111            11,794
Cash and cash equivalents at beginning of period...............................            22,766            23,735
                                                                                       -------------     -------------
Cash and cash equivalents at end of period.......................................       $  29,877         $  35,529
                                                                                       -------------     -------------
                                                                                       -------------     -------------
Supplemental disclosure of non-cash financing activities:
   Stock issued in acquisitions..................................................       $  30,992         $     ---


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

2.    INCOME TAXES

      A summary of the provision for income taxes is as follows (in thousands):

                                                                    Three Months Ended September 30,
                                                                 -------------------------------------
                                                                       1998                 1999
                                                                 ----------------     ----------------

        Federal:         Current...........................         $    ---            $   3,830
                         Deferred..........................            3,103                2,372
        State:           Current...........................              367                  657
                         Deferred..........................              439                  407
                                                                 ----------------     ----------------
        Provision for income taxes.........................         $  3,909            $   7,266
                                                                 ----------------     ----------------
                                                                 ----------------     ----------------

3.    SUBSEQUENT EVENTS

         On October 18, 1999, AMG announced that it had reached a definitive agreement to acquire an approximately 70% interest in Frontier Capital Management Company, LLC ("Frontier"), with Frontier management holding the remaining 30%. Frontier is a Boston-based investment adviser which had approximately $4 billion of assets under management at September 30, 1999. The transaction is expected to close upon receipt of customary approvals.

         On October 21, 1999, the Company announced that its Board of Directors had authorized a share repurchase program (the "Share Repurchase Program") pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. As of November 12, 1999, AMG had repurchased 198,800 shares of Common Stock at an average price of $24.57.

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


                                                                        Three Months Ended September 30,
                                                                   --------------------------------------
                                                                         1998                 1999
                                                                   ------------------   -----------------
     Numerator:
        Net income..............................................   $    5,864,000       $   10,456,000

     Denominator:
        Average shares outstanding - basic......................       17,627,839           23,282,559
        Convertible stock.......................................        1,750,942                  ---
        Stock options and unvested restricted stock.............          168,202              120,981
                                                                   ------------------   -----------------
        Average shares outstanding - diluted....................       19,546,983           23,403,540
                                                                   ------------------   -----------------
                                                                   ------------------   -----------------
     Net income per share:
        Basic...................................................   $         0.33       $         0.45
        Diluted.................................................   $         0.30       $         0.45

         In March 1998, the Company issued 1,750,942 shares of Series C Convertible Stock in completing its investment in Essex Investment Management Company, LLC. Each share converted into one share of Common Stock in March 1999. In March 1999, the Company sold 4,000,000 shares in a public offering. The shares of converted Series C Convertible Stock and the shares issued in the public offering have been included in the calculation of basic shares outstanding for the three months ended September 30, 1999. Shares of Common Stock purchased by AMG pursuant to the Share Repurchase Program are not reflected in the calculation above because the purchases occurred after September 30, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         WHEN USED IN THIS FORM 10-Q AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "BELIEVES," "ESTIMATE," "PROJECT," OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHERS, THE
FOLLOWING:

     - OUR PERFORMANCE IS DIRECTLY AFFECTED BY CHANGING CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS, AND A DECLINE OR A LACK OF SUSTAINED GROWTH IN THE FINANCIAL MARKETS MAY RESULT IN DECREASED ADVISORY FEES OR PERFORMANCE FEES AND A CORRESPONDING DECLINE (OR LACK OF GROWTH)
         IN THE CASH FLOW DISTRIBUTABLE TO US FROM OUR AFFILIATES;

     - WE CANNOT BE CERTAIN THAT WE WILL BE SUCCESSFUL IN FINDING OR INVESTING IN ADDITIONAL INVESTMENT MANAGEMENT FIRMS ON FAVORABLE TERMS, OR THAT EXISTING AND NEW AFFILIATES WILL HAVE FAVORABLE OPERATING RESULTS;

     - WE WILL NEED TO RAISE CAPITAL BY MAKING LONG-TERM OR SHORT-TERM BORROWINGS OR BY SELLING SHARES OF OUR STOCK IN ORDER TO FINANCE INVESTMENTS IN ADDITIONAL INVESTMENT MANAGEMENT FIRMS, AND WE CANNOT BE SURE THAT SUCH CAPITAL WILL BE AVAILABLE TO US ON ACCEPTABLE TERMS;

     - THE CLOSING OF OUR PROPOSED INVESTMENT IN FRONTIER CAPITAL MANAGEMENT COMPANY, LLC IS SUBJECT TO THE FULFILLMENT OF CUSTOMARY CONDITIONS; AND

     -   THOSE CERTAIN OTHER FACTORS DISCUSSED UNDER THE CAPTION
         "BUSINESS-CAUTIONARY STATEMENTS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

         IN ADDITION, THE DISCUSSION AND ANALYSIS WITH RESPECT TO THE YEAR 2000 (AS DESCRIBED MORE FULLY BELOW), INCLUDING OUR EXPECTATIONS OF THE CAPACITY OF ALL RELEVANT INTERNAL AND EXTERNAL SYSTEMS TO HANDLE DATES BEYOND 1999 (GENERALLY DESCRIBED AS "YEAR 2000 COMPLIANCE") ARE BASED UPON OUR ESTIMATES WHICH, IN TURN, ARE BASED UPON A NUMBER OF ASSUMPTIONS REGARDING FUTURE EVENTS, INCLUDING THIRD PARTY MODIFICATION PLANS. THERE CAN BE NO GUARANTEE THAT THESE ESTIMATES WILL BE ACHIEVED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR ESTIMATES. SPECIFIC FACTORS WHICH MIGHT CAUSE SUCH MATERIAL DIFFERENCES WITH RESPECT TO THE YEAR 2000 INCLUDE, BUT ARE NOT LIMITED TO, THE FAILURE OF AFFILIATES AND THIRD PARTY SERVICE PROVIDERS TO ACHIEVE REPRESENTED OR STATED LEVELS OF YEAR 2000 COMPLIANCE, THE ABILITY TO LOCATE AND CORRECT ALL RELEVANT COMPUTER CODES, AND SIMILAR UNCERTAINTIES.

         THESE FACTORS (AMONG OTHERS) COULD AFFECT OUR FINANCIAL PERFORMANCE AND CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED AND PROJECTED. WE WILL NOT UNDERTAKE AND WE SPECIFICALLY DISCLAIM ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF EVENTS, WHETHER OR NOT ANTICIPATED. IN THAT RESPECT, WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

OVERVIEW

         We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 14 Affiliates that in aggregate managed $69.9 billion in assets at September 30, 1999. Our most recent investments were in Davis Hamilton Jackson & Associates, L.P. ("DHJA") in December 1998, Rorer Asset Management, LLC ("Rorer") in January 1999 and The Managers Funds LLC ("Managers") in April 1999. On October 18, 1999, AMG entered into a definitive agreement to acquire an approximately 70% interest in Frontier Capital Management Company, LLC ("Frontier"), with Frontier management holding the remaining 30%. Frontier had approximately $4 billion of assets under management at September 30, 1999.

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

         Under the organizational documents of the Affiliates (other than Managers), the allocations and distributions of cash to us generally take priority over the allocations and distributions to the other owners of the Affiliates. This further protects us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners, until that portion is eliminated, and then reduce the portion allocated to us. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

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

         Our revenues are generally derived from the provision of investment management services for fees by our Affiliates. Investment management fees are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate based on levels of investment performance achieved. While the Affiliates bill performance-based fees at various times throughout the year, the greatest portion of these fees are billed in the fourth quarter in any given year. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies which employ futures, options or other derivative securities to achieve a particular investment objective.

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

         Assets under management were $69.9 billion at September 30, 1999 versus $70.9 billion at June 30, 1999 and $57.7 billion at December 31, 1998. The decrease in assets under management during the quarter was primarily due to negative investment performance of $927.4 million, which was partially offset by positive net client cash flows for directly managed assets of $66 million. Overlay assets (which generally carry lower fees than directly managed assets) declined by $95 million in this period. The year to date increase in assets under management was primarily based on our investments in Rorer (which had $4.4 billion in assets under management at January 6, 1999) and Managers (which had $1.7 billion in assets under management at April 1, 1999) and internal growth from existing Affiliates (including Rorer and Managers following the date of our investments) of $6.1 billion.

         Our investments have been accounted for under the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships.

         As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of September 30, 1999, our total assets were approximately $691.0 million, of which $189.1 million consisted of acquired client relationships and $385.9 million consisted of goodwill.

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

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company had net income of $10.5 million for the quarter ended September 30, 1999 compared to net income of $5.9 million for the quarter ended September 30, 1998. The increase in net income resulted primarily from the growth in EBITDA contribution from existing Affiliates and also from investments in new Affiliates. The Company invested in DHJA, Rorer and Managers on December 31, 1998, January 6, 1999, and April 1, 1999, respectively.

         Total revenues for the quarter ended September 30, 1999 were $85.4 million, an increase of $29.5 million over the quarter ended September 30, 1998, primarily as a result of the investments in new Affiliates and also from the growth in revenues from existing Affiliates.

         Total operating expenses increased by $18.6 million to $53.1 million for the quarter ended September 30, 1999 from $34.5 million for the quarter ended September 30, 1998. Compensation and related expenses increased by $11.5 million from $19.3 million to $30.8 million, selling, general and administrative expenses increased by $5.5 million from $8.2 million to $13.7 million, and amortization of intangible assets increased by $1.1 million from $4.5 million to $5.6 million. The increases in operating expenses were primarily due to the investments in the new Affiliates and also from the growth in the Operating Allocation related to the growth in revenues from existing Affiliates.

         Interest expense decreased by approximately $865,000 to $2.7 million for the quarter ended September 30, 1999 from $3.6 million for the quarter ended September 30, 1998. The reduction in interest expense was from repayments of senior bank debt generated from the net proceeds from our public offering of Common Stock in March 1999 and cash flow from ongoing operations, offset by borrowings related to new investments. In addition, interest expense decreased due to the favorable impact of the offering on our LIBOR margin as well as a favorable interest rate environment.

         Minority interest increased by $4.2 million to $12.7 million for the quarter ended September 30, 1999 from $8.5 million for the quarter ended September 30, 1998. This increase was primarily a result of the addition of new Affiliates and also from the growth in revenues from existing Affiliates as described above.

         Income tax expense was $7.3 million for the quarter ended September 30, 1999 compared to $3.9 million for the quarter ended September 30, 1998. The change in tax expense was primarily related to an increase in income before taxes.

         EBITDA increased by $8.3 million to $26.9 million for the quarter ended September 30, 1999 from $18.6 million for the quarter ended September 30, 1998, primarily as a result of the investments in new Affiliates and also from the growth in revenues from existing Affiliates as described above.

         EBITDA as adjusted increased by $5.9 million to $17.0 million for the quarter ended September 30, 1999 from $11.1 million for the quarter ended September 30, 1998 as a result of the factors affecting net income as described above with the exception of the amortization of intangible assets.

THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company had net income of $27.5 million for the nine months ended September 30, 1999 compared to net income of $16.2 million for the nine months ended September 30, 1998. The increase in net income resulted mostly from EBITDA contribution from new investments made during and subsequent to the first nine months of

1998. The Company invested in Essex, DHJA, Rorer and Managers on March 20, 1998, December 31, 1998, January 6, 1999 and April 1, 1999, respectively.

         Total revenues for the nine months ended September 30, 1999 were $232.1 million, an increase of $73.9 million over the nine months ended September 30, 1998, primarily as a result of the investments in new Affiliates.

         Total operating expenses increased by $45.9 million to $143.8 million for the nine months ended September 30, 1999 from $97.9 million for the nine months ended September 30, 1998. Compensation and related expenses increased by $26.1 million from $55.4 million to $81.5 million, selling, general and administrative expenses increased by $14.0 million from $22.8 million to $36.8 million, amortization of intangible assets increased by $3.6 million from $12.9 million to $16.5 million, and other operating expenses increased by $1.2 million from $5.0 million to $6.2 million. The increases in operating expenses are primarily due to the investments in the new Affiliates as described above.

         Interest expense decreased by $1.6 million to $9.0 million for the nine months ended September 30, 1999 from $10.6 million for the nine months ended September 30, 1998. The reduction in interest expense was from repayments of senior bank debt generated from the net proceeds from our public offering of Common Stock in March 1999 and cash flow from ongoing operations, offset by borrowings related to new investments. In addition, interest expense decreased due to the favorable impact of the offering on our LIBOR margin as well as a favorable interest rate environment.

         Minority interest increased by $11.3 million to $35.3 million for the nine months ended September 30, 1999 from $24.0 million for the nine months ended September 30, 1998. This increase is primarily a result of the addition of new Affiliates as described above.

         Income tax expense was $19.1 million for the nine months ended September 30, 1999 compared to $10.8 million for the nine months ended September 30, 1998. The change in tax expense was primarily related to an increase in income before taxes.

         EBITDA increased by $22.4 million to $74.8 million for the nine months ended September 30, 1999 from $52.4 million for the nine months ended September 30, 1998, primarily as a result of the investments in new Affiliates as described above.

         EBITDA as adjusted increased by $15.8 million to $46.8 million for the nine months ended September 30, 1999 from $31.0 million for the nine months ended September 30, 1998 as a result of the factors affecting net income as described above with the exception of the amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         We have met our cash requirements primarily through cash generated by operating activities, bank borrowings, and the issuance of equity and debt securities in public and private placement transactions. We anticipate that we will use cash flow from our operating activities to repay debt and to finance our working capital needs and will use bank borrowings and issue equity and debt securities to finance future investments. Our principal uses of cash have been to make investments, to retire indebtedness, repurchase shares and to support our and our Affiliates' operating activities. We expect that our principal use of funds for the foreseeable future will be for additional investments, repayments of debt, including interest payments on outstanding debt, payment of income taxes, repurchase of shares, capital expenditures, distributions to owners of Affiliates other than us, additional investments in existing Affiliates, including upon management owners' sales of their retained equity to us, and for working capital purposes.

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

         At September 30, 1999, we had outstanding borrowings of senior debt under our credit facility of $157.5 million and the ability to borrow an additional $172.5 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million. The Frontier investment (as described above) will be financed under the credit facility and is expected to close upon receipt of customary approvals. Barring unforseen events, following the closing of our investment in Frontier we will have significant additional borrowing capacity under our credit facility.

         Our borrowings under the credit facility are collateralized by pledges of all of our interests in Affiliates (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our Affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness), (ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned Affiliate if, as a result of such transfer, we would own less than 51% of such firm, and

(iv) declaring or paying dividends on our Common Stock. Our credit facility bears interest at either LIBOR plus a margin or the Prime Rate plus a margin. We pay a commitment fee on the daily unused portion of the facility. In order to partially offset our exposure to changing interest rates we have entered into interest rate hedging contracts. The credit facility matures during December 2002.

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

         We have based our evaluation of our ability to prepare for the Year 2000 upon a number of assumptions regarding future events, including third party modification plans. We cannot guarantee that these estimates will be achieved, and actual results may differ materially from our estimates. Specific factors which might cause such material differences with respect to the Year 2000 include, but are not limited to, the failure of our Affiliates and third party service providers to achieve represented or stated levels of Year 2000 Compliance and the ability to locate and correct all relevant computer codes and similar uncertainties.

         AMG'S HOLDING COMPANY READINESS

         In anticipation of the Year 2000 problem, we identified all of the significant computers, software applications and related equipment used at the holding company that required modifying, upgrading or replacing to minimize the possibility of a material disruption to our business based on the advent of the Year 2000. We modified, upgraded or replaced all such equipment and have completed our Year 2000 preparations at the holding company. We incurred $500,000 of costs in remediating the Year 2000 problem in the last four years.

         AMG'S AFFILIATES' READINESS

         We established a time line with each of our Affiliates to complete their Year 2000 preparations, and, as part of our general preparedness program, each of our Affiliates assigned responsibility for preparing for the Year 2000 to a member of its senior management in order to ensure that both proprietary and third party vendor systems will be ready for the Year 2000. Each of our Affiliates has completed its assessment and renovation or replacement of all non-compatible systems and the subsequent testing of such systems.

         OUTSIDE SERVICE PROVIDERS

         Outside service providers perform several processes which are critical to our Affiliates' business operations, including transfer agency and custody functions. Our Affiliates have surveyed these parties and are monitoring their progress. However, our Affiliates have limited control, if any, over the actions of these outside parties and in some instances have no alternative vendors. While the Company believes that third party service providers have resolved their Year 2000 issues, there can be no assurances in this regard. In the event that outside service providers fail to resolve their Year 2000 issues, our Affiliates' operations may experience material disruptions caused by the inability to process trades and access client and investment research data files and, accordingly, our and our Affiliates' businesses would be adversely affected.

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

         This analysis presents the hypothetical loss in earnings of the derivative instruments we held at September 30, 1999 that are sensitive to changes in interest rates. Interest rate swaps allow us to achieve a level of variable-rate and fixed-rate debt that is acceptable to us, and to reduce interest rate exposure. In each of our interest rate swaps, we have agreed with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Under each of our interest rate swaps, interest rates on the notional amounts are capped at rates ranging between 6.67% and 6.78% upon quarterly reset dates. In addition, if LIBOR falls below 5% at a quarterly reset date, we are required to make a payment to our counterparty equal to the difference between the interest rate on our floating rate LIBOR debt on an annualized rate of between 6.67% and 6.78%, multiplied by the notional principal amount. At September 30, 1999, a total of $185 million was subject to interest rate swaps (the "Original Swaps"), and our exposure was to changes in three-month LIBOR rates. Beginning in January 1999, we also became a party to additional contracts with a $75 million notional amount (the "Subsequent Swaps"). These contracts are designed to limit interest rate increases to 5.99% on this notional amount if three-month LIBOR rates fall below 5%.

         Under these derivative instruments, a hypothetical change of 10 percent in three-month LIBOR rates, sustained for three months, would have resulted in no loss in earnings. Because our net-earnings exposure under the combined debt and interest-rate swap was to three-month LIBOR rates, any hypothetical loss would be calculated as follows: multiplying the notional amount of the swap by the effect of a 10% reduction in LIBOR under the Original Swaps, partially offset by the Subsequent Swaps and interest savings on the underlying debt.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        27.1  Financial Data Schedule

  (b)   Reports on Form 8-K:

        There have been no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AFFILIATED MANAGERS GROUP, INC.
                                  (Registrant)


/s/ Darrell W. Crate       on behalf of the Registrant as Senior Vice President,          November 12, 1999
--------------------            Chief Financial Officer and Treasurer
(Darrell W. Crate)               (and also as Principal Financial and
                                     Principal Accounting Officer)

