Form 10-K
period 1999-12-31
AFFILIATED MANAGERS GROUP INC
filed 2000-03-30
CIK 1004434

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-13459

                        AFFILIATED MANAGERS GROUP, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       04-3218510
       (State or other jurisdiction of                          (IRS Employer
        incorporation or organization)                      Identification Number)

              TWO INTERNATIONAL PLACE, BOSTON, MASSACHUSETTS 02110
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

    Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the closing price of $50.00 on March 23, 2000 on the New York Stock Exchange was $1,032,445,400. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the Registrant's Common Stock (including the Registrant's Common Stock and Class B Non-Voting Common Stock as if they were a single class) are affiliates. Number of shares of the Registrant's Common Stock outstanding at March 23, 2000:
22,417,889 including 971,929 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the Registrant to be filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

PART I........................................................................           3

  ITEM 1.         BUSINESS....................................................           3

  ITEM 2.         PROPERTIES..................................................          21

  ITEM 3.         LEGAL PROCEEDINGS...........................................          21

  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........          21

PART II.......................................................................          22

  ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................          22

  ITEM 6.         SELECTED HISTORICAL FINANCIAL DATA..........................          23

  ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................          23

  ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................          33

  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................          34

  ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................          56

PART III......................................................................          56

PART IV.......................................................................          56

  ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON 8-K...          56

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 15 Affiliates that in aggregate managed $87.0 billion in assets at December 31, 1999. Our most recent investments were in Rorer Asset Management, LLC (January 1999), The Managers Funds LLC (April 1999), and Frontier Capital Management Company, LLC (January 2000).

    We were founded in 1993 to address the succession and ownership transition issues facing the founders and principal owners of many mid-sized investment management firms. We did this because we believed that many wanted a new alternative for shifting ownership to the next generation of management. We developed an innovative transaction structure to serve as a succession planning alternative for these firms.

    A key component of our transaction structure is our purchase of majority interests in these firms, with certain exceptions (such as The Managers Funds LLC ("Managers")) as further described below. Within this structure, we allow ongoing managers to keep a significant ownership interest in their firms which they may sell to us in the future, we give management autonomy over the day-to-day operations of their firm, and we allow management to decide how to spend a fixed portion of revenues on salaries, bonuses and other operating expenses.

    We implement our structure through a revenue sharing arrangement with each of our Affiliates (other than Managers). This arrangement allocates a specified percentage of revenues, typically 50-70%, for use by the Affiliate's management in paying the salaries, bonuses and other operating expenses (the "Operating Allocation") of the Affiliate. The remaining portion of revenues, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate, including us, generally in proportion to ownership of the Affiliate. At some Affiliates, we receive a guaranteed payment for the use of our capital or a license fee which in each case is paid from that portion of revenues which we refer to as our Owners' Allocation. We believe that our structure is particularly appealing to managers of firms which anticipate strong future growth, because it gives them the opportunity to profit from an Affiliate's growth through this revenue sharing arrangement. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of the firm.

    We generally seek to acquire interests in investment management firms with $500 million to $15 billion of assets under management. The growth in the investment management industry has resulted in a significant increase in the number of firms in this size range. We have identified over 1,300 of these firms in the United States, Canada and the United Kingdom. We believe that a substantial number of investment opportunities will continue to arise as founders of these firms approach retirement age and begin to plan for succession. We also anticipate significant additional investment opportunities in firms that are currently wholly-owned by larger entities. We believe that we can take advantage of these investment opportunities because our management team has substantial industry experience and expertise in structuring and negotiating transactions, as well as a highly organized process for identifying and contacting investment prospects.

HOLDING COMPANY OPERATIONS

    Our management performs two primary functions:

    - implementing our strategy of growth through acquisitions of interests in prospective Affiliates; and

    - supporting, enhancing, and monitoring the activities of our existing Affiliates.

    ACQUISITION OF INTERESTS IN PROSPECTIVE AFFILIATES

    The acquisition of interests in new Affiliates is a primary element of our growth strategy. Our management takes responsibility for each step in this process, including identification and contact of potential Affiliates, and the valuation, structuring and negotiation of transactions. While we try to initiate our discussions with potential Affiliates on an exclusive basis, we have been competitive in cases where investment bankers have been involved.

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

    We try to increase awareness of our approach to investing by actively participating in conferences and seminars related to succession planning for investment management firms. These activities lead to a substantial number of unsolicited calls from firms considering succession planning issues. In addition, our management maintains an active calling program in order to develop relationships with prospective Affiliates. In the past four years, our management has visited approximately 475 firms. We believe we have established ongoing relationships with a substantial number of firms which will be considering succession planning alternatives in the future.

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

    Descriptions of our most recently completed Affiliate investments in Rorer Asset Management, LLC ("Rorer"), Managers and Frontier Capital Management Company, LLC ("Frontier") are set forth below.

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

    THE MANAGERS FUNDS LLC

    Managers is a mutual fund company based in Norwalk, Connecticut which employs an innovative business model for The Managers Funds, a no-load mutual fund family it manages and distributes, whereby it selects sub-advisers from a universe of over a thousand investment managers. Managers also manages and distributes Managers AMG Funds, a no-load mutual fund family. Essex Aggressive Growth Fund, the first series of Managers AMG Funds, commenced operations on November 1, 1999. The mutual funds advised by Managers are distributed to retail and institutional clients directly and through intermediaries including independent investment advisers, 401(k) plan sponsors and alliances, broker-dealers, major fund programs, and bank trust departments.

    FRONTIER CAPITAL MANAGEMENT COMPANY, LLC

    Frontier is a Boston-based investment adviser, which provides investment services to a diverse client base including corporate, public and multi-employer pension and profit sharing plans, foundations, endowment and high net worth individuals. Frontier employs a disciplined stock selection process driven by internal research which targets companies with prospects for above-average earnings growth over extended time periods. The firm offers a broad range of investment management products, including small-cap growth equity, growth equity, capital appreciation, mid-cap growth equity, large-cap growth equity, balanced, and long/short investment partnerships. Frontier was founded in 1980 by the firm's Chairman, J. David Wimberly, who, along with President Thomas W. Duncan and Frontier's other management partners, continue to lead the firm.

    AFFILIATE DEVELOPMENT

    In addition to pursuing new investments, we seek to support and enhance the growth and operations of our Affiliates. We believe that the management of each Affiliate is in the best position to assess its firm's needs and opportunities, and that the autonomy and culture of each Affiliate should be preserved. However, we provide strategic, marketing and operational assistance to our Affiliates, and believe that our Affiliates find these support services attractive because the services otherwise may not be as accessible or affordable to mid-sized investment management firms.

    One way we support the growth and operations of our Affiliates is by providing a cost-effective way to access the mutual fund marketplace through our Affiliate, Managers. In November 1999, we launched Managers AMG Funds, a no-load mutual fund family managed by Managers and distributed to retail and institutional clients directly by Managers and through intermediaries. The first series in this family of funds is the Essex Aggressive Growth Fund, which is sub-advised by our Affiliate, Essex Investment Management Company, LLC.

    Another way we seek to enhance the growth of our Affiliates is by helping them acquire smaller investment management firms or teams which are not suitable as stand-alone investments for us. Mid-sized firms may have difficulty finding and capitalizing on these opportunities on their own. As an example, in December 1999, we assisted our Affiliate, First Quadrant, L.P. in the acquisition of Objective Asset Management Ltd. ("Objective").

    Other initiatives to support our Affiliates have included:

    - new product development,

    - marketing material development,

    - institutional sales assistance,

    - recruiting,

    - compensation evaluation,

    - development of client servicing technology,

    - regulatory compliance audits, and

    - client satisfaction surveys.

    We also work to obtain discounts on some of the products and services that our Affiliates need, such as:

    - sales training seminars,

    - public relations services,

    - insurance, and

    - retirement benefits.

OUR STRUCTURE AND RELATIONSHIP WITH AFFILIATES

    As part of our investment structure, each of our Affiliates is organized as a separate and largely autonomous limited liability company or partnership. Each Affiliate operates under its own organizational document, either a limited liability company agreement or partnership agreement, which includes provisions regarding the use of the Affiliate's revenues and the management of the Affiliate. The organizational document also generally gives management owners the ability to realize the value of their retained equity interests in the future. While the organizational document of each Affiliate is agreed upon at the time of our investment, from time to time we agree to amendments to accommodate our business needs or those of our Affiliates.

    OPERATIONAL AUTONOMY OF AFFILIATES

    We develop the management provisions in each organizational document jointly with the Affiliate's senior management at the time we make our investment. Each organizational document has provisions that differ from the others. However, all of them (with the exception of the organizational documents of Managers) give the Affiliate's management team the power and authority to carry on the day-to-day operations and management of the Affiliate, including matters relating to:

    - personnel,

    - investment management,

    - policies and fee structures,

    - product development,

    - client relationships, and

    - employee compensation programs.

    In the case of Managers, the organizational documents do not provide such operational and management autonomy.

    We retain, however, the authority to prevent specified types of actions which we believe could adversely affect cash distributions to us, as well as the authority to cause certain types of actions to protect our interests. For example, none of the Affiliates may incur material indebtedness without our consent. We do not directly engage in the business of providing investment advice and, therefore, are not registered as an investment adviser.

    REVENUE SHARING ARRANGEMENTS

    When we make an investment in an Affiliate (other than Managers), we negotiate a revenue sharing arrangement with that Affiliate, which we place in its organizational document. The revenue sharing arrangement allocates a percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation". We determine the percentage of revenues designated as Operating Allocation for each

Affiliate in consultation with senior management of the Affiliate at the time of our investment based on the Affiliate's historical and projected operating margins. The organizational document of each Affiliate allocates the remaining portion of the Affiliate's revenues (typically 30-50%) to the owners of that Affiliate (including us), generally in proportion to their ownership of the Affiliate. We call this the "Owners' Allocation" because it is the portion of revenues which the Affiliate's management is prohibited from spending on operating expenses without our prior consent. Each Affiliate distributes its Owners' Allocation to its management owners and us generally in proportion to our respective ownership interests in that Affiliate. At some Affiliates, we receive a guaranteed payment for the use of our capital or a license fee which in each case is paid from that portion of revenues which we refer to as our Owners' Allocation. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

    Before agreeing to these allocations, we examine the revenue and expense base of the firm. We only agree to a division of revenues if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including in cases involving a foreseeable increase in expenses, or a likely decrease in revenues without a corresponding decrease in operating expenses. While our management has significant experience in the asset management industry, we cannot be certain that we will successfully anticipate changes in the revenue and expense base of any firm. Therefore, we cannot be certain that the agreed-upon Operating Allocation will be large enough to pay for all operating expenses, including salaries and bonuses of the Affiliate.

    One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of each Affiliate by allowing them:

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

    Under the organizational documents of each Affiliate (other than Managers), the allocations and distributions of cash to us generally take priority over the allocations and distributions to the management owners of each Affiliate. This further protects us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's management owners. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

    OUR PURCHASE OF ADDITIONAL INTERESTS IN OUR EXISTING AFFILIATES

    Under our transaction structure, the management team at each Affiliate retains an ownership interest in its own firm. We consider this a key way that we provide management owners with incentives to grow their firms. In order to provide as much incentive as we can, we include in the organizational documents of each Affiliate (other than Paradigm Asset Management Company, LLC) "put" rights for its management owners. The put rights require us periodically to buy part of the management owners' interests in the Affiliate for cash, shares of our Common Stock or a combination of both. In this way, the management owners can realize a portion of the equity value that they have created in their firm. In addition, the organizational documents of some of our Affiliates provide us with "call" rights that let us require the management owners to sell us portions of their interests in the Affiliate. Finally, the organizational documents of each Affiliate include provisions obligating each such owner to sell his or her remaining interests at a point in the future, generally after the termination of his or her employment with the Affiliate. Underlying all of these provisions is our basic philosophy that management owners of each Affiliate should maintain an ownership level in that Affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves.

    PUT RIGHTS

    The put rights are designed to let the management owners sell portions of their retained ownership interest for cash, shares of our Common Stock or a combination of both, prior to their retirement. In addition, as an alternative to simply purchasing all of a management owner's interest in the Affiliate following the termination of his or her employment, the put rights enable us to purchase additional interests in the Affiliates at a more gradual rate. We believe that a more gradual purchase of interests in Affiliates will make it easier for us to keep our ownership of each Affiliate within a desired range. We intend to continue providing equity participation opportunities in our Affiliates to more junior members of their management as well as to key new hires.

    In most cases, the put rights do not become exercisable for a period of several years from the date of our investment in an Affiliate. Once exercisable, the put rights generally are limited in the aggregate to a percentage of the management owner's ownership interests. The most common formulation among all the Affiliates is that a management owner's put rights:

    - do not commence for five years from the date of our investment (or, if later, the date he or she purchased his or her interest in the Affiliate),

    - are limited, in the aggregate, to fifty percent of the management owner's interests in the Affiliate, and

    - are limited, in any twelve-month period, to ten percent of the greatest interest he or she held in the Affiliate. In addition, the organizational documents of the Affiliates often contain a limitation on the maximum total amount that management of any Affiliate may require us to purchase pursuant to their put rights in any given twelve-month period.

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

    Our Affiliates are listed below in alphabetical order and include Frontier Capital Management Company, LLC, in which we invested in January 2000. We own a majority interest of each of our Affiliates other than Paradigm, and as described above, we own substantially all interests in Managers.

                                                             PRINCIPAL          DATE OF
AFFILIATE                                                    LOCATION(S)        INVESTMENT
---------                                                    ----------------   --------------
The Burridge Group LLC ("Burridge")                          Chicago; Seattle   December 1996

Davis Hamilton Jackson & Associates, L.P. ("DHJA")           Houston            December 1998

Essex Investment Management Company, LLC ("Essex")           Boston             March 1998

First Quadrant, L.P.; First Quadrant Limited                 Pasadena, CA;
  (collectively, "First Quadrant")                           London             March 1996

Frontier Capital Management Company, LLC ("Frontier")        Boston             January 2000

GeoCapital, LLC ("GeoCapital")                               New York           September 1997

Gofen and Glossberg, L.L.C. ("Gofen and Glossberg")          Chicago            May 1997

J.M. Hartwell Limited Partnership ("Hartwell")               New York           May 1994

The Managers Funds LLC ("Managers")                          Norwalk, CT        April 1999

Paradigm Asset Management Company, L.L.C. ("Paradigm")       New York           May 1995

Renaissance Investment Management ("Renaissance")            Cincinnati         November 1995

Rorer Asset Management, LLC ("Rorer")                        Philadelphia       January 1999

Skyline Asset Management, L.P. ("Skyline")                   Chicago            August 1995

Systematic Financial Management, L.P. ("Systematic")         Teaneck, NJ        May 1995

Tweedy, Browne Company LLC ("Tweedy, Browne")                New York; London   October 1997

    The following table provides the pro forma composition of our assets under management and relative EBITDA Contribution of our Affiliates for the year ended December 31, 1999. All amounts below are pro forma for the inclusion of the Rorer, Managers and Frontier investments and financing transactions as if such transactions occurred on January 1, 1999.

                                   PRO FORMA
               ASSETS UNDER MANAGEMENT AND EBITDA CONTRIBUTION(1)

                                                                YEAR ENDED DECEMBER 31, 1999
                                                  --------------------------------------------------------
                                                     ASSETS
                                                      UNDER       PERCENTAGE       EBITDA       PERCENTAGE
                                                   MANAGEMENT      OF TOTAL     CONTRIBUTION     OF TOTAL
                                                  -------------   ----------   --------------   ----------
                                                  (IN MILLIONS)                (IN THOUSANDS)
CLIENT TYPE:
Institutional...................................    $ 59,724           69%        $128,104           63%
Mutual fund.....................................       7,474            9           31,936           16
High net worth..................................      15,926           18           36,912           18
Other...........................................       3,904            4            5,994            3
                                                    --------          ---         --------          ---
  Total.........................................    $ 87,028          100%        $202,946          100%
                                                    ========          ===         ========          ===
ASSET CLASS:
Equity..........................................    $ 56,420           65%        $179,240           88%
Fixed income....................................       4,495            5           10,808            5
Tactical asset allocation.......................      26,113           30           12,898            7
                                                    --------          ---         --------          ---
  Total.........................................    $ 87,028          100%        $202,946          100%
                                                    ========          ===         ========          ===
GEOGRAPHY:
Domestic investments............................    $ 63,557           73%        $157,141           77%
Global investments..............................      23,471           27           45,805           23
                                                    --------          ---         --------          ---
  Total.........................................    $ 87,028          100%        $202,946          100%
                                                    ========          ===         ========          ===

OTHER PRO FORMA FINANCIAL DATA:
RECONCILIATION OF EBITDA CONTRIBUTION TO EBITDA:
  Total EBITDA Contribution (as above)..........                                  $202,946
                                                                                  ========
  Less holding company expenses.................                                   (17,653)
                                                                                  ========
  EBITDA(2).....................................                                  $185,293
                                                                                  ========
  Cash Net Income(3)............................                                  $112,593
                                                                                  ========

HISTORICAL FINANCIAL DATA:
  Cash flow from operating activities...........                                  $ 89,119
  Cash flow used in investing activities........                                  (112,939)
  Cash flow from financing activities...........                                    54,035

  EBITDA(2).....................................                                  $166,801
  Cash Net Income(3)............................                                    98,318
                                                                                  ========

------------------------

(1) EBITDA Contribution represents the portion of an Affiliate's revenues that is allocated to us, after amounts retained by the Affiliate for compensation and day-to-day operating and overhead expenses, but before the interest, tax, depreciation and amortization expenses of the Affiliate. EBITDA Contribution does not include holding company expenses. We believe that EBITDA Contribution may be useful to investors as an indicator of our Affiliate contribution to our ability to service debt, to make new investments and to meet working capital requirements. EBITDA Contribution is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA Contribution, as calculated by us, may not be consistent with comparable computations by other companies.

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

(3) Cash Net Income represents net income plus depreciation and amortization and extraordinary items. We believe that this measure may be useful to investors as another indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on Common Stock. Cash Net Income is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Cash Net Income, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Cash Net Income as defined herein has historically been referred to by us as "EBITDA as adjusted".

INDUSTRY

    ASSETS UNDER MANAGEMENT

    The investment management sector is one of the fastest growing sectors in the financial services industry with record performance and growth in recent years. As one example of this growth, the assets under management of mutual funds increased 24% to $6.8 trillion in 1999, the fifth consecutive year of more than 20% growth, according to the Investment Company Institute. Mutual fund assets represent only a portion of the funds available for investment management, as substantial assets are managed on behalf of individuals in separate accounts, for foundations and endowments, as a portion of certain insurance contracts such as variable annuity plans and on behalf of corporations and other financial intermediaries. We believe that demographic trends and the ongoing disintermediation of bank deposits and life insurance reserves will result in continued growth of the investment management industry.

    INVESTMENT ADVISERS

    The growth in industry assets under management has resulted in a significant increase in the number of investment management firms within our principal targeted size range of $500 million to $15 billion of assets under management. Within this size range, we have identified over 1,300 investment management firms in the United States, Canada and the United Kingdom. We believe that, in the coming years, a substantial number of investment opportunities will arise as founders of such firms approach retirement age and begin to plan for succession. We also anticipate that there will be significant additional investment opportunities among firms which are currently wholly-owned by larger entities. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, as well as a highly organized process for identifying and contacting investment prospects.

COMPETITION

    We operate as an asset management holding company organized to buy and hold equity interests in mid-sized investment management firms. We are aware of several other holding companies that have been organized to invest in or acquire investment management firms and we view these firms as among our competitors. We believe that the market for investments in asset management companies is and will continue to remain highly competitive. We compete with many purchasers of investment management firms, including other investment management holding companies, insurance companies, broker-dealers, banks and private equity firms. Many of these companies, both privately and publicly held, have longer operating histories and greater resources than we do, which may make them more attractive to the owners of firms in which we are considering an investment and may enable them to offer greater consideration to such owners. Certain of our principal stockholders also pursue investments in, and acquisitions of, investment management firms, and we may, from time to time, encounter competition from such principal stockholders with respect to certain investments. We believe that important factors affecting our ability to compete for future investments are
(i) the degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers, and (ii) the reputation and performance of the existing and future Affiliates, by which target firms will judge us and our future prospects.

    Our Affiliates compete with a large number of domestic and foreign investment management firms, including public companies, subsidiaries of commercial banks, and insurance companies. Many of these firms have greater resources and assets under management than any of our Affiliates, and offer a broader array of investment products and services than any of our Affiliates. From time to time, our Affiliates may also compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the institutional managed accounts business. We believe that the most important factors affecting our Affiliates' ability to compete for clients are (i) the products offered, (ii) the abilities, performance records and reputation of the particular Affiliate and its management team, (iii) the management fees charged, (iv) the level of client service offered, and (v) the development of new investment strategies and marketing. The relative importance of each of these factors can vary depending on the type of investment management service involved. Each Affiliate's ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks, or if key management or employees leave the Affiliate. The ability of each Affiliate to compete with other investment management firms is also dependent, in part, on the relative attractiveness of its investment philosophies and methods under then prevailing market conditions.

GOVERNMENT REGULATION

    Our Affiliates' businesses are highly regulated, primarily by U.S. federal authorities and to a lesser extent by other authorities including non-U.S. authorities. The failure of our Affiliates to comply with laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of an Affiliate's registration as an investment adviser, commodity trading advisor or broker/ dealer. Each of our Affiliates (other than First Quadrant Limited) is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. Each of our Affiliates (other than First Quadrant Limited) is also subject to regulation under the securities laws and fiduciary laws of several states. Moreover, some of our Affiliates, including Tweedy, Browne, Managers and Skyline, act as advisers or sub-advisers to mutual funds which are registered with the Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). As an adviser or sub-adviser to a registered investment company, each of these Affiliates must comply with the requirements of the 1940 Act and related regulations. In addition, an adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended.

    Our Affiliates are also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Internal Revenue Code of 1986, as amended, impose duties on persons who are fiduciaries under ERISA, and prohibit some transactions involving the assets of each ERISA plan which is a client of an Affiliate, as well as some transactions by the fiduciaries (and several other related parties) to such plans. Two of our Affiliates, First Quadrant and Renaissance, are also registered with the Commodity Futures Trading Commission as commodity trading advisers and are members of the National Futures Association. Finally, Tweedy, Browne and Managers are registered under the Exchange Act as a broker-dealers and, therefore, are subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

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

    Several of our Affiliates are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, First Quadrant Limited, located in London, is a member of the Investment Management Regulatory Organization of the United Kingdom, and some of our other Affiliates are investment advisers to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois) and Bermuda (where the funds are regulated by the Bermuda Monetary Authority).

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

EMPLOYEES

    As of December 31, 1999, we had 25 employees and our Affiliates employed approximately 571 persons, approximately 518 of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements and we believe that our labor relations are good.

CORPORATE LIABILITY AND INSURANCE

    Our Affiliates' operations entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, we face liability both directly as a control person of our

Affiliates, and indirectly as a general partner of certain of our Affiliates. To protect our overall operations from such liability, we maintain errors and omissions and general liability insurance in amounts which we and our Affiliates consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of our Affiliates in excess of available coverage could have a material adverse effect on us.

CAUTIONARY STATEMENTS

    Our growth strategy includes acquiring ownership interests in mid-sized investment management firms. To date, we have invested in 15 such firms. We intend to continue this investment program in the future, assuming that we can find suitable firms to invest in and that we can negotiate agreements on acceptable terms. We cannot be certain that we will be successful in finding or investing in such firms or that they will have favorable operating results.

    We have been in operation for six years and had net losses in the first four years. While historically our growth came largely from making new investments, in recent periods the performance of our existing Affiliates has become increasingly important to our growth. We may not be successful in making new investments and the firms we invest in may fail to carry out their growth or management succession plans. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse effect on our financial condition and prospects.

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

    In January 2000, we closed our most recent investment in Frontier. After borrowings from our credit facility related to Frontier and other borrowing and repayment activity after December 31, 1999, we had $240.5 million of outstanding debt and $89.5 million available to borrow under our credit facility at March 23, 2000. We can use borrowings under our credit facility for future investments and for our working capital needs only if we continue to meet the financial tests under the terms of our credit facility. We may also expand our credit facility by an additional $70 million with the consent of our lenders. We anticipate that we will borrow more in the future when we invest in additional investment management firms. This will subject us to the risks normally associated with debt financing.

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

    Because indebtedness under our credit facility bears interest at variable rates, interest rate increases will increase our interest expense, which could adversely affect our cash flow and ability to meet our debt service obligations. Although we have entered into interest rate "hedging" contracts designed to offset a portion of our exposure to interest rate fluctuations above specified levels, we cannot be certain that we will continue to maintain such hedging contracts at their existing levels of coverage, the coverage maintained will cover all our indebtedness outstanding at any such time, or that this strategy will be effective. If prevailing interest rates drop below levels set in our hedging contracts, we may have to pay higher interest rates under the hedging contracts than would otherwise apply under the actual indebtedness.

    Our credit facility matures in December 2002. We may not be able to obtain new financing at terms similar to our current facility, which may have the effect of increasing our interest expense, decreasing our net income or diluting the interests of our existing shareholders.

    At December 31, 1999, our total assets were $909.1 million, of which $574.9 million were intangible assets consisting of acquired client relationships and goodwill. We cannot be certain that we will ever realize the value of such intangible assets. We are amortizing (writing off) these intangible assets on a straight-line basis over periods ranging from eight to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. Pro forma for all investments in our Affiliates to date, amortization of intangible assets, including goodwill, would have resulted in a charge to operations of $26.9 million for the year ended December 31, 1999.

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

    In September 1999, the Financial Accounting Standards Board ("FASB") released for preliminary public comment its new approach to the accounting for business combinations and intangible assets. The FASB's approach provides for one method of accounting, the purchase method, for business combinations consummated after the approach is effective. The FASB's approach will also limit the goodwill amortization period to 20 years. As proposed, the new approach will not apply to goodwill recorded on transactions initiated before the approach is effective. The final statement on this issue, which is expected to be released and effective in the fourth quarter of 2000, may present a different approach.

    We currently amortize goodwill purchased in our 15 investments on a straight line basis ranging from 15 to 35 years. As a result of the FASB approach or otherwise, any changes in generally accepted accounting principles ("GAAP") that reduce the period over which we may amortize goodwill may impact our acquisition strategy and have an adverse effect our financial results. A shorter goodwill amortization period would increase annual amortization expense and reduce our net income over the amortization period.

    We depend on the efforts of William J. Nutt, our Chairman and Chief Executive Officer, Sean M. Healey, our President and Chief Operating Officer, and our other officers. Messrs. Nutt and Healey, in particular, play an important role in identifying suitable investment opportunities for us.
Messrs. Nutt and Healey do not have employment agreements with us, although each of them has a significant equity interest in us (including options subject to vesting provisions).

    In addition, Essex and Tweedy, Browne, our largest two Affiliates based on revenue, depend heavily on the services of key principals, who have managed their firms for over 20 years and are primarily responsible for all investment decisions. Although each of the principals has a significant equity interest in their firm and has entered into an employment agreement with their respective firm providing for continued employment until October 2007 (in the case of Tweedy, Browne) and March 2008 (in the case of Essex), these arrangements are not a guarantee that such principals will remain with their firms until that date.

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

    The financial markets and the investment management industry in general have experienced both record performance and record growth in recent years. For example, for the five years ended December 31, 1999, the S&P 500 Index appreciated at an average annual rate of 28.6%. The assets under management of mutual funds increased 24% to $6.8 trillion in 1999, the fifth consecutive year of more than 20% growth, according to the Investment Company Institute. Domestic and foreign economic conditions and general trends in business and finance, among other factors, affect the financial markets and businesses operating in the securities industry. We cannot guarantee that broader market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our Affiliates' performance and may cause our Affiliates to experience declining assets under management and/or fees, which would reduce cash flow distributable to us.

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

    As noted above, investment management contracts at certain of our Affiliates provide that fees are paid on the basis of investment performance. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. In particular, performance-based fees have been of an unusual magnitude in recent years, and may not recur to the same magnitude in future years, if at all. In addition, while the performance-based fee contracts of our Affiliates apply to investment management services in a range of investment management styles and securities market sectors, such contracts may be concentrated in certain styles and sectors. For example, in each of 1998 and 1999 we benefited from a concentration of such products in technology sectors which performed well in those years. To the extent such contracts are concentrated within styles or sectors, they are subject to the continuing impact of fluctuating securities prices in such styles and sectors as well as the performance of the relevant Affiliates.

    Because we are a holding company, we receive all of our cash from distributions made to us by our Affiliates. All of our Affiliates (other than Managers) have entered into agreements with us pursuant to which they have agreed to pay to us a specified percentage of their gross revenues on a quarterly basis. In our agreements with our Affiliates, the distributions made to us by our Affiliates represent only a portion of our Affiliates' gross revenues. Our Affiliates use the portion of their revenues not required to be distributed to us to pay their operating expenses and distributions to their management teams. The payment of distributions to us by our Affiliates may be subject to the claims of our Affiliates' creditors and to limitations applicable to our Affiliates under state laws governing corporations, partnerships and limited liability companies, state and federal regulatory requirements for the securities industry and bankruptcy and insolvency laws. As a result, we cannot guarantee that our Affiliates will always make these distributions. See "Business--Our Structure and Relationship with Affiliates--Revenue Sharing Arrangements".

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

    Although our agreements with our Affiliates give us the authority to control some types of business activities undertaken by them and we have voting rights with respect to significant decisions, our Affiliates manage and control their own day-to-day operations, including all investment management policies and fee levels, product development, client relationships, compensation programs and compliance activities. As a result, we may not become aware, for example, of one of our Affiliates' non-compliance with a regulatory requirement as quickly as if we were involved in the day-to-day business of the Affiliate or we may not become aware of such non-compliance. In such situations, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates. See "Business--Government Regulation". In addition, because our Affiliates conduct their own marketing and client relations, they may from time to time compete with each other for clients. See "Business--Our Structure and Relationship with Affiliates".

    Some of our existing Affiliates are partnerships of which we are the general partner. Consequently, to the extent any of these Affiliates incurs liabilities or expenses which exceed its ability to pay for them, we are liable for their payment. In addition, with respect to all of our Affiliates we may be held liable in some circumstances as a control person for their acts as well as those of their employees. We and our Affiliates maintain errors and omissions and general liability insurance in amounts which we and they believe to be adequate to cover many potential liabilities. We cannot be certain, however, that we will not have claims which exceed the limits of our available insurance coverage, that our insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us with sufficient limits or at a reasonable cost. A judgment against us or any of our Affiliates in excess of our available coverage could have a material adverse effect on us.

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

    The investment management business is also highly competitive. Our Affiliates compete with a broad range of investment managers, including public and private investment advisers as well as firms associated with securities broker-dealers, banks, insurance companies and other entities. From time to time, our Affiliates may also compete with each other for clients. Many of our Affiliates' competitors have greater resources than do we and our Affiliates. In addition to competing directly for clients, competition may reduce the fees that our Affiliates can obtain for their services. We believe that each Affiliate's ability to compete effectively with other firms is dependent upon the Affiliate's products, level of investment performance and client service, as well as the marketing and distribution of its investment products. We cannot be certain that our Affiliates will be able to achieve favorable investment performance and retain their existing clients.

    Some of our Affiliates operate or advise clients outside of the United States. Furthermore, in the future we may invest in investment management firms which operate or advise clients outside of the United States and our existing Affiliates may expand their non-U.S. operations. Our Affiliates take risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. We cannot be certain that one or more of these risks will not have an adverse effect on our Affiliates, including investment management firms in which we may invest in the future, and, consequently, on our consolidated business, financial condition and results of operations.

    Many aspects of our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities, and non-U.S. regulatory authorities. There is no assurance that our Affiliates will fulfill all applicable regulatory requirements. The failure of any Affiliate to meet regulatory requirements could subject such Affiliate to sanctions which might materially impact the Affiliate's business and our business. For further information concerning the regulations to which we and our Affiliates are subject, see "Business--Government Regulation".

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

    In addition, we have registered for resale the 3,250,000 shares of our Common Stock reserved for issuance under our stock plans. As of December 31, 1999, options to purchase 2,015,250 shares of our Common Stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting. The possible sale of a significant number of these shares may cause the price of our Common Stock to fall.

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

    We and our Affiliates transitioned into the Year 2000 without material disruption to or adverse effect on our businesses. While our Year 2000 related remediation efforts are complete, we cannot guarantee that additional Year 2000 issues will not arise (either within our operations or associated with third party service providers).

ITEM 2. PROPERTIES

    Our executive offices are located at Two International Place, 23rd Floor, Boston, Massachusetts 02110. In Boston, we occupy 10,569 square feet under a lease that expires in March 2003. Each of our Affiliates also leases office space in the city or cities in which it conducts business.

    In December 1999, we signed a purchase and sale agreement to acquire property in Prides Crossing, Massachusetts in anticipation of the development of our future corporate headquarters. We intend to close our acquisition of the property in the second quarter of the year 2000 and to develop the site within twenty-four months after closing. We believe this site will provide suitable capacity for our future business activities.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low closing prices as reported on the New York Stock Exchange composite tape during the last two years.

                                                             HIGH                  LOW
                                                         ------------         -------------
1999
  First Quarter........................................  $33 1/16             $24
  Second Quarter.......................................  32 1/4               25
  Third Quarter........................................  31 3/8               24 7/8
  Fourth Quarter.......................................  40 7/16              23
1998
  First Quarter........................................  $37 3/16             $27 1/4
  Second Quarter.......................................  39 3/16              34 1/16
  Third Quarter........................................  37 7/16              13 11/16
  Fourth Quarter.......................................  30 3/4               13 11/16

    The closing price for the shares on the New York Stock Exchange on March 23, 2000 was $50.00.

    As of March 23, 2000, we had repurchased 681,600 shares of Common Stock since December 31, 1999 at an average price per share of $37.44 under the share repurchase program.

    As of December 31, 1999 there were 101 stockholders of record. As of March 23, 2000 there were 85 stockholders of record.

    We have not declared a dividend with respect to the periods presented. We intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase our Common Stock when appropriate, and develop our existing business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Our credit facility also prohibits us from making dividend payments to our stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources".

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1995       1996       1997       1998       1999
                                             --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT AS INDICATED AND PER SHARE
                                                                    DATA)
STATEMENT OF OPERATIONS DATA
Revenues...................................  $14,182    $ 50,384   $ 95,287   $238,494   $518,726
Net income (loss)..........................   (2,936)     (2,372)    (8,368)    25,551     72,188
Earnings per share--diluted................    (2.95)      (5.49)     (1.02)      1.33   $   3.18

Average shares outstanding--diluted(1).....      996         432      8,236     19,223     22,693

OTHER FINANCIAL DATA
Assets under management (at period end, in
  millions)................................  $ 4,615    $ 19,051   $ 45,673   $ 57,731   $ 82,041
EBITDA(2)..................................    3,321      10,524     20,044     76,312    166,801
Cash Net Income(3).........................    1,371       7,596     10,201     45,675     98,318

BALANCE SHEET DATA
Intangible assets(4).......................  $44,485    $ 71,472   $392,573   $490,949   $574,881
Total assets...............................   64,699     101,335    456,990    605,334    909,073
Senior debt................................   18,400      33,400    159,500    212,500    174,500
Stockholders' equity(1)....................   36,867      36,989    259,740    313,655    477,986

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    WHEN USED IN THIS FORM 10-K AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "BELIEVES", "ESTIMATE", "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "BUSINESS--CAUTIONARY STATEMENTS" THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE WISH TO ADVISE READERS THAT THE FACTORS UNDER THE CAPTION "BUSINESS--CAUTIONARY STATEMENTS" COULD AFFECT OUR FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS.

    WE WILL NOT UNDERTAKE AND WE SPECIFICALLY DISCLAIM ANY OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF EVENTS, WHETHER OR NOT ANTICIPATED.

------------------------

(1) In connection with out initial public offering in November 1997, we raised $189 million from the sale of 8.7 million shares of Common Stock and
    8.0 million shares of preferred stock converted to shares of Common Stock. In March 1999, we raised $102.3 million from our sale of an additional
    4.0 million shares of Common Stock.
(2)  As defined by Note(2) on page 12.
(3)  As defined by Note(3) on page 12.
(4) Intangible assets have increased with each new investment in an Affiliate. From our inception through December 31, 1999, we made investments in fourteen Affiliates.

OVERVIEW

    We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 15 Affiliates that in aggregate managed $87.0 billion in assets at December 31, 1999. Our most recent investments were Rorer
(January 1999), Managers (April 1999) and Frontier (January 2000).

    We have a revenue sharing arrangement with each of our Affiliates (other than Managers) which allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of each such Affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate (including AMG), generally in proportion to their ownership of the Affiliate. At some Affiliates, we receive a guaranteed payment for the use of our capital or a license fee which in each case is paid from that portion of revenues which we refer to as our Owners' Allocation. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of these Affiliates by allowing them:

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

    Under the organizational documents of the Affiliates (other than Managers), the allocations and distributions of cash to us generally take priority over the allocations and distributions to the other owners of the Affiliates. This further protects us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners, until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of future Affiliate management Owners' Allocation. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

    The portion of our Affiliates' revenues which is included in their Operating Allocation and retained by them to pay salaries, bonuses and other operating expenses, as well as the portion of our Affiliates' revenues which are included in their Owners' Allocation and distributed to us and the other owners of the Affiliates, are included as "revenues" in our Consolidated Statements of Operations. The expenses of our Affiliates which are paid out of the Operating Allocation, as well as our holding company expenses which we pay out of the amounts of the Owners' Allocation which we receive from the Affiliates, are both included in "operating expenses" on our Consolidated Statements of Operations. Since Managers is not subject to a revenue sharing arrangement, all revenues and expenses of Managers are consolidated into the revenues and operating expenses in our Consolidated Statements of Operations. The portion of our

Affiliates' revenues which is allocated to owners of the Affiliates other than us is included in "minority interest" on our Consolidated Statements of Operations.

    The EBITDA Contribution of an Affiliate represents the Owners' Allocation of that Affiliate allocated to AMG (or, in the case of Managers, the income allocated to AMG) before interest, taxes, depreciation and amortization of that Affiliate. EBITDA Contribution does not include our holding company expenses.

    Our revenues are generally derived from the provision of investment management services for fees by our Affiliates. Investment management fees are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate based on levels of investment performance achieved. While the Affiliates bill performance-based fees at various times throughout the year, the greatest portion of these fees have historically been billed in the fourth quarter in any given year. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies which employ futures, options or other derivative securities to achieve a particular investment objective.

    Our level of profitability will depend on a variety of factors including principally: (i) the level of Affiliate revenues, which is dependent on the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients, and obtaining favorable investment results; (ii) a variety of factors affecting the securities markets generally, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates;
(iii) the receipt of Owners' Allocation, which is dependent on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins; (iv) the availability and cost of the capital with which we finance our existing and new investments; (v) our success in attracting new investments and the terms upon which such transactions are completed; (vi) the level of intangible assets and the associated amortization expense resulting from our investments; (vii) the level of expenses incurred for holding company operations, including compensation for its employees; and (viii) the level of taxation to which we are subject. In addition, our profitability will depend upon fees paid on the basis of investment performance at certain of our Affiliates. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. In particular, performance-based fees have been of an unusual magnitude in recent years, and may not recur to the same magnitude in future years, if at all. In addition, while the performance-based fee contracts of our Affiliates apply to investment management services in a range of investment management styles and securities market sectors, such contracts may be concentrated in certain styles and sectors. For example, in each of 1998 and 1999 we benefited from a concentration of such products in technology sectors which performed well in those years. To the extent such contracts are concentrated within styles or sectors, they are subject to the continuing impact of fluctuating securities prices in such styles and sectors as well as the performance of the relevant Affiliates.

    Assets under management on a historical basis increased by $24.3 billion to $82.0 billion at December 31, 1999 from $57.7 billion at December 31, 1998. The increase in assets under management during the year was principally due to investment performance of $17.4 billion. Assets under management at our new Affiliates at the time of investment ($4.4 billion at Rorer, $1.7 billion at Managers) and First Quadrant's purchase of Objective ($1.4 billion) also contributed to the increase in assets under management. Net client cash flows for directly managed assets increased by $0.5 billion, offset by a decline in overlay assets (which generally carry lower fees than directly managed assets) of $1.1 billion for the year.

    Our investments have been accounted for using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships.

    As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of December 31, 1999, our total assets were approximately $909.1 million, of which approximately $186.5 million consisted of acquired client relationships and $385.4 million consisted of goodwill.

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

    While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of our operating expenses, management believes it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Because of this, and because our distributions from our Affiliates are based on their Owners' Allocation, we have provided additional supplemental information in this report for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Such measures are (i) EBITDA, which we believe is useful to investors as an indicator of our ability to service debt, to make new investments and meet working capital requirements, and (ii) Cash Net Income, which we believe is useful to investors as another indicator of funds available which may be used to make new investments, to repay debt obligations, to repurchase shares of our Common Stock or pay dividends on our Common Stock (although the Company has no current plans to pay dividends). Cash Net Income has historically been referred to by us as "EBITDA as adjusted".

RESULTS OF OPERATIONS

    SUPPLEMENTAL PRO FORMA INFORMATION

    Affiliate operations are included in our historical financial statements from their respective dates of investment. We consolidate Affiliates when we own a controlling interest and include in minority interest the portion of capital and Owners' Allocation owned by persons other than us.

    Because we have made investments in each of the periods for which financial statements are presented, we believe that the operating results for these periods are not directly comparable. We have provided the following pro forma data, which should be read with our consolidated financial statements and the notes to such statements, which are included elsewhere in this report.

    All amounts below are pro forma for the inclusion of all investments made as of December 31, 1999 and the Frontier investment completed on January 18, 2000 as if such investments occurred on January 1, 1998.

                  UNAUDITED PRO FORMA SUPPLEMENTAL INFORMATION
                     (IN THOUSANDS UNLESS OTHERWISE NOTED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
PRO FORMA ASSETS UNDER MANAGEMENT DATA (IN MILLIONS):
Assets under management--beginning..........................  $ 60,524   $ 68,877
Net client cash flows--directly managed assets..............     4,127        644
Net client cash flows--overlay assets(1)....................    (1,572)    (1,142)
Market appreciation.........................................     5,798     18,649
                                                              --------   --------
Assets under management--ending.............................  $ 68,877   $ 87,028
                                                              ========   ========
PRO FORMA FINANCIAL DATA:
Revenues....................................................  $321,488   $550,139
Owners' Allocation(2).......................................   155,624    284,586
EBITDA Contribution(3)......................................   109,391    202,946
EBITDA(4)...................................................   101,743    185,293
Cash Net Income(5)..........................................    58,351    112,593

RECONCILIATION OF EBITDA CONTRIBUTION TO EBITDA
Total EBITDA Contribution (as above)........................  $109,391   $202,946
Less holding company expenses...............................    (7,648)   (17,653)
                                                              --------   --------
EBITDA(4)...................................................  $101,743   $185,293
                                                              ========   ========
HISTORICAL FINANCIAL DATA:
Cash flow from operating activities.........................  $ 45,424   $ 89,119
Cash flow used in investing activities......................   (72,665)  (112,939)
Cash flow from financing activities.........................    28,163     54,035
EBITDA(4)...................................................    76,312    166,801
Cash Net Income(5)..........................................    45,674     98,318

------------------------

(1) Overlay assets are assets managed subject to strategies which employ futures, options or other derivative securities to add incremental value to directly managed portfolios. These strategies generate fees which are generally at the low end of the range of fees generated in other investment management strategies.

(2)  As defined in "Revenue Sharing Arrangements" on page 6.

(3)  As defined by Note(1) on page 11.

(4)  As defined by Note(2) on page 12.

(5)  As defined by Note(3) on page 12.

    HISTORICAL

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

    We had net income of $72.2 million for the year ended December 31, 1999 compared to net income of $25.6 million for the year ended December 31, 1998. The increase in net income resulted primarily from a growth in the EBITDA Contribution of our Affiliates. This growth resulted from a substantial increase in performance-based fees earned by several Affiliates (principally Essex), as well as growth in asset-based fees resulting from positive investment performance. In addition, the new investments we made in 1998 and 1999 significantly contributed to the growth in EBITDA Contribution. We invested in Essex in March 1998, DHJA in December 1998, Rorer in January 1999 and Managers in April 1999 and have included their results from the respective dates of investment.

    Revenues for the year ended December 31, 1999 were $518.7 million, an increase of $280.2 million over the year ended December 31, 1998. The increase in revenues resulted from a substantial increase in performance-based fees earned by several Affiliates, as well as growth in asset-based fees resulting from positive investment performance and investments in new Affiliates. Revenues from performance-based fees increased from approximately 18% of total revenues for the year ended December 31, 1998 to approximately 39% of total revenues for the year ended December 31, 1999. The increase in performance-based fees is primarily the result of performance-based fee contracts in place at Essex. Performance-based fees realized during the year were of an unusual magnitude, and, as they are inherently dependent on investment results, they may not recur to the same magnitude in future years.

    Operating expenses increased by $160.4 million to $306.1 million for the year ended December 31, 1999 over the year ended December 31, 1998. Compensation and related expenses increased by $130.1 million to $217.8 million, amortization of intangible assets increased by $4.8 million to $22.2 million, selling, general and administrative expenses increased by $21.6 million to $53.3 million, and other operating expenses increased by $2.6 million to $8.9 million. The growth in operating expenses was principally a result of an increase in Affiliates' Operating Allocation due to a substantial increase in performance-based fees earned by several Affiliates, growth in asset-based fees resulting from positive investment performance and investments in new Affiliates.

    Investment and other income increased by $12.0 million to $14.2 million for the year ended December 31, 1999 over the year ended December 31, 1998, substantially from our allocation of income from capital maintained in Affiliate private partnerships.

    Minority interest increased by $47.4 million to $86.2 million for the year ended December 31, 1999 over the year ended December 31, 1998, primarily as a result of the increase in Affiliates' Owners' Allocation due to a substantial increase in performance-based fees earned by several Affiliates, growth in asset-based fees resulting from positive investment performance and investments in new Affiliates.

    Interest expense decreased by $1.8 million to $11.8 million for the year ended December 31, 1999 over the year ended December 31, 1998. The reduction in interest expense resulted from repayments of senior bank debt with the net proceeds from our public offering of Common Stock in March 1999 and cash flow from ongoing operations, and was partially offset by borrowings related to new investments. In addition, interest expense decreased due to the favorable impact of the public offering on our LIBOR margin as well as a favorable interest rate environment.

    Income tax expense was $56.7 million for the year ended December 31, 1999 compared to $17.0 million for the year ended December 31, 1998. The change in income tax expense is related principally to the increase in income before taxes in the year ended December 31, 1999.

    EBITDA increased by $90.5 million to $166.8 million for the year ended December 31, 1999 over the year ended December 31, 1998, resulting from a substantial increase in performance-based fees earned by several Affiliates, growth in asset-based fees resulting from positive investment performance and investments in new Affiliates.

    Cash Net Income increased by $52.6 million to $98.3 million for the year ended December 31, 1999 over the year ended December 31, 1998 as a result of the factors affecting net income as described above, with the exception of the amortization of intangible assets.

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

    Revenues for the year ended December 31, 1998 were $238.5 million, an increase of $143.2 million over the year ended December 31, 1997. Such increase was primarily a result of the addition of the New Affiliates. Performance-based fees earned by our Affiliates were approximately 18% of revenues, increasing $26.8 million to $44.0 million for the year ended December 31, 1998 compared to $17.2 million for the year ended December 31, 1997, primarily as a result of the addition of the New Affiliates.

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

    Cash Net Income increased by $35.5 million to $45.7 million for the year ended December 31, 1998 over the year ended December 31, 1997 as a result of the factors affecting net income as described above, before non-cash expenses such as amortization of intangible assets and depreciation of $20.1 million for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    We have met our cash requirements primarily through cash generated by operating activities, bank borrowings, and the issuance of equity securities in public transactions. We anticipate that we will use cash flow from our operating activities to repay debt, pay interest and income taxes and to finance our working capital needs, and we will use bank borrowings and issue equity and debt securities to finance future investments. Our principal uses of cash have been to make investments, retire indebtedness, pay income taxes, repurchase shares and support our and our Affiliates' operating activities. We expect that our principal use of funds for the foreseeable future will be for additional investments, repayments of debt, including interest payments on outstanding debt, payment of income taxes, repurchase of shares, capital expenditures, distributions to management owners of Affiliates, additional investments in existing Affiliates, including our purchase of management owners' retained equity, and for working capital purposes.

    At December 31, 1999, we had outstanding borrowings of senior debt under our credit facility of $174.5 million. In January 2000, we financed our investment in Frontier with a borrowing under the credit facility. Giving effect to the Frontier transaction and other borrowing and repayment activity, at March 23, 2000, we had outstanding borrowings under our credit facility of $240.5 million, and the ability to borrow an additional $89.5 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million.

    Our borrowings under the credit facility are collateralized by pledges of all of our interests in Affiliates (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our Affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness), (ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned Affiliate if, as a result of such transfer, we would own less than 51% of such firm, and
(iv) declaring or paying dividends on our Common Stock. Our credit facility bears interest at either LIBOR plus a margin or the Prime Rate plus a margin. We pay a commitment fee on the daily unused portion of the facility. In order to partially offset our exposure to changing interest rates we have entered into interest rate hedging contracts. See "Interest Rate Hedging Contracts". The credit facility matures during December 2002.

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

    Net cash flow from operating activities was $89.1 million, $45.4 million and $16.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net cash flow from operating activities from 1998 to 1999 resulted from a substantial increase in performance-based fees earned by several Affiliates, as well as growth in asset-based fees resulting from positive investment performance. In addition, the new investments made in 1999 contributed to the increase in these cash flows.

    Net cash flow used in investing activities was $112.9 million, $72.7 million and $327.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Of these amounts, $103.5 million, $66.6 million, and $325.9 million, respectively, were used to make investments in Affiliates.

    In January 1999, we acquired an approximately 65% interest in Rorer, a Philadelphia based investment adviser. We paid $65 million in cash for our investment in Rorer. In April 1999, we acquired substantially all of the interests in Managers. We financed these two investments with borrowings under our credit facility. In addition, in January 2000, we acquired an approximately 70% interest in Frontier. The investment in Frontier was also financed with a borrowing under our credit facility.

    Net cash flow from financing activities was $54.0 million, $28.2 million and $327.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The principal sources of cash from financing activities have been borrowings under senior credit facilities and subordinated debt, and our public offerings. The uses of cash from financing activities during these periods were for the repayment of debt and notes issued as purchase price consideration and for the repurchase of Common Stock and payment of debt issuance costs.

    In March 1999, we completed a public offering of Common Stock. In the offering, 5,529,954 shares of Common Stock were sold, of which 4,000,000 shares were sold by the Company and 1,529,954 shares were sold by selling stockholders. We used the net proceeds from the offering to reduce indebtedness under our credit facility and did not receive any proceeds from the sale of Common Stock by the selling stockholders.

    In October 1999, our Board of Directors authorized a share repurchase program (the "Share Repurchase Program") pursuant to which we can repurchase up to five percent of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at our discretion. As of December 31, 1999, we had repurchased 346,900 shares of Common Stock at an average price per share of $26.83.

    In December 1999, we signed a purchase and sale agreement to acquire property in Prides Crossing, Massachusetts in anticipation of the development of our future corporate headquarters. We intend to close our acquisition of the property in the second quarter of the year 2000 and to develop the site within twenty-four months after closing.

YEAR 2000

    We and our Affiliates transitioned into the Year 2000 without material disruption to or adverse effect on our businesses. Our Year 2000 related remediation efforts are complete, although we cannot guarantee that additional Year 2000 issues will not arise (either within our operations or associated with third party service providers).

    AMG'S HOLDING COMPANY AND AFFILIATES' REMEDIATION EFFORTS

    In anticipation of the Year 2000 problem, we modified, upgraded or replaced computers, software applications and related equipment to the extent required to minimize the probability of a material disruption to our business. We incurred $500,000 of costs in remediating the Year 2000 problem in the last four years. Each of our Affiliates completed its assessment and renovation or replacement of all non-compatible systems and the subsequent testing of such systems.

    OUTSIDE SERVICE PROVIDERS

    In preparing for the Year 2000, we closely monitored the progress of all outsider service providers, and we believe our third party service providers have resolved all of their Year 2000 related issues. We have to date experienced no material disruptions in service provider operations as a result of the onset of the Year 2000 and we have no reason to believe that we will experience any disruptions as a result of Year 2000 issues in the future. However, as described above, we cannot guarantee that additional Year 2000 issues will not arise as associated with third party service providers.

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

    With respect to our debt financing, we are exposed to potential fluctuations in the amount of interest expense resulting from changing interest rates. We seek to offset such exposure in part by entering into interest rate hedging contracts. See "Interest Rate Hedging Contracts".

    Our annual interest expense increases or decreases by $221,155 for each 1/8 of 1% change in interest rates assuming LIBOR is between 5% and 6.78% and assuming current interest rate margins on current bank debt.

INTEREST RATE HEDGING CONTRACTS

    We seek to offset our exposure under our debt financing arrangements to changing interest rates by entering into interest rate hedging contracts. As of December 31, 1999, we were a party, with two major commercial banks as counterparties, to $185 million notional amount of swap contracts which are designed to limit interest rate increases on our borrowings and are linked to the three-month LIBOR. These swap contracts, upon quarterly reset dates, cap interest rates on the notional amounts at rates ranging between 6.67% and 6.78%. When LIBOR is below 5%, our floating interest rate debt is swapped for fixed rate debt at rates ranging between 6.67% and 6.78%. We generally borrow at LIBOR and pay an additional interest margin as described above. The hedging contracts limit the effects of our payment of interest at equivalent LIBOR rates of 6.78% or less on up to $185 million of indebtedness.

    As of December 31, 1999, we were also a party to a $75 million notional swap contract that limited interest rates on $75 million of the $185 million of swap contracts identified above at 5.99%. This contract was designed to limit interest rate increases if floating rate debt was swapped for higher fixed rate debt under the terms of the original swap contracts. On January 15, 2000, this interest rate swap contract expired.

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

RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133"). FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No 133--an amendment to FASB Statement 133" deferred the effective date of FAS 133 to financial statements for fiscal years beginning after June 15, 2000.

    We do not believe that the implementation of FAS 133 will have a material impact on our financial statements.

ECONOMIC AND MARKET CONDITIONS

    The financial markets and the investment management industry in general have experienced both record performance and record growth in recent years. As one example of investment management industry growth, the assets under management of mutual funds increased 24% to $6.8 trillion in 1999, the fifth consecutive year of more than 20% growth, according to the Investment Company Institute. Domestic and foreign economic conditions and general trends in business and finance, among other factors, affect the financial markets and businesses operating in the securities industry. We cannot guarantee that broader market performance will be favorable in the future. Any decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our Affiliates' performance and may cause our

Affiliates to experience declining assets under management and/or fees, which would reduce cash flow distributable to us.

INTERNATIONAL OPERATIONS

    First Quadrant Limited, a sister company to First Quadrant, L.P., is organized and headquartered in London, England. During 1999, First Quadrant acquired Objective Asset Management Ltd., a London-based money manager, and merged it into the operations of First Quadrant Limited. Tweedy, Browne, based in New York, also maintains a research office in London. In the future, we may seek to invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on First Quadrant Limited or other non-U.S. investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

INFLATION

    We do not believe that inflation or changing prices have had a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We use interest rate swaps to manage market exposures associated with our variable rate debt by creating offsetting market exposures. These instruments are not held for trading purposes. In the normal course of operations, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk, and legal risk, and are not represented in the analysis that follows.

    At December 31, 1999, $185 million was subject to interest rate swaps (the "Original Swaps"), and our exposure was to changes in three-month LIBOR rates. In January 1999, we became a party to additional contracts with a $75 million notional amount (the "Subsequent Swaps"). The Subsequent Swaps expired on January 15, 2000.

    This analysis presents the hypothetical loss in earnings of the derivative instruments we held at December 31, 1999 that are sensitive to changes in interest rates. Interest rate swaps allow us to achieve a level of variable-rate and fixed-rate debt that is acceptable to us, and to reduce interest rate exposure. In each of our interest rate swaps, we have agreed with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Under the Original Swaps, our interest rates on the notional amounts are capped at rates ranging between 6.67% and 6.78% upon quarterly reset dates. In addition, if LIBOR falls below 5% at a quarterly reset date, we are required to make a payment to our counterparty equal to the difference between the interest rate on our floating rate LIBOR debt on an annualized rate of between 6.67% and 6.78%, multiplied by the notional principal amount. The Subsequent Swaps were designed to limit interest rate increases to 5.99% on $75 million of the original
$185 million notional amount if three-month LIBOR rates fell below 5%.

    Under these derivative instruments, a hypothetical change of 10 percent in three-month LIBOR rates, sustained for three months, would have resulted in no loss in earnings. Because our net-earnings exposure under the combined debt and interest rate swap was to three-month LIBOR rates, any hypothetical loss would be calculated as follows: multiplying the notional amount of the swap by the effect of a 10% reduction in LIBOR under the Original Swaps and interest savings on the underlying debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of
Affiliated Managers Group, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related statements of operations, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 25, 2000

                        AFFILIATED MANAGERS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,735   $ 53,879
  Investment advisory fees receivable.......................    66,939    239,383
  Other current assets......................................     5,137      6,705
                                                              --------   --------
    Total current assets....................................    95,811    299,967
Fixed assets, net...........................................     8,001     12,321
Equity investment in Affiliate..............................     1,340      1,563
Acquired client relationships, net of accumulated
  amortization of $13,870 in 1998 and $23,202 in 1999.......   169,065    186,499
Goodwill, net of accumulated amortization of $23,206 in 1998
  and $36,103 in 1999.......................................   321,884    385,382
Notes receivable from related parties.......................     1,700      5,411
Other assets................................................     7,533     17,930
                                                              --------   --------
    Total assets............................................  $605,334   $909,073
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $ 42,617   $170,299
  Notes payable to related parties..........................    22,000         --
                                                              --------   --------
    Total current liabilities...............................    64,617    170,299
Senior bank debt............................................   190,500    174,500
Deferred taxes..............................................    10,410     25,346
Other long-term liabilities.................................     1,204      1,346
Subordinated debt...........................................       800        800
                                                              --------   --------
    Total liabilities.......................................   267,531    372,291
Minority interest...........................................    24,148     58,796
Commitments and contingencies...............................        --         --
Stockholders' equity:
Preferred stock.............................................        --         --
Convertible stock...........................................    30,992         --
Common stock................................................       177        235
Additional paid-in capital..................................   273,413    405,883
Accumulated other comprehensive income......................        16        (55)
Retained earnings...........................................    11,669     83,857
                                                              --------   --------
                                                               316,267    489,920
Less treasury shares........................................    (2,612)   (11,934)
                                                              --------   --------
    Total stockholders' equity..............................   313,655    477,986
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $605,334   $909,073
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997         1998          1999
                                                         ----------   -----------   -----------
Revenues...............................................  $   95,287   $   238,494   $   518,726
Operating expenses:
  Compensation and related expenses....................      41,619        87,669       217,780
  Amortization of intangible assets....................       6,643        17,417        22,229
  Depreciation and other amortization..................       1,915         2,707         3,901
  Selling, general and administrative..................      18,912        31,643        53,251
  Other operating expenses.............................       3,637         6,278         8,906
                                                         ----------   -----------   -----------
                                                             72,726       145,714       306,067
                                                         ----------   -----------   -----------
    Operating income...................................      22,561        92,780       212,659
Non-operating (income) and expenses:
  Investment and other income..........................      (1,174)       (2,251)      (14,237)
  Interest expense.....................................       8,479        13,603        11,764
                                                         ----------   -----------   -----------
                                                              7,305        11,352        (2,473)
                                                         ----------   -----------   -----------
Income before minority interest, income taxes and
  extraordinary item...................................      15,256        81,428       215,132
Minority interest......................................     (12,249)      (38,843)      (86,225)
                                                         ----------   -----------   -----------
Income before income taxes and Extraordinary item......       3,007        42,585       128,907
Income taxes...........................................       1,364        17,034        56,719
                                                         ----------   -----------   -----------
Income before extraordinary item.......................       1,643        25,551        72,188
                                                         ----------   -----------   -----------
Extraordinary item, net................................     (10,011)           --            --
                                                         ----------   -----------   -----------
Net income (loss)......................................  $   (8,368)  $    25,551   $    72,188
                                                         ==========   ===========   ===========
Earnings (loss) per share--basic:
  Income before extraordinary item.....................  $     0.72   $      1.45   $      3.25
  Extraordinary item, net..............................       (4.41)           --            --
                                                         ----------   -----------   -----------
  Earnings (loss)......................................  $    (3.69)  $      1.45   $      3.25
                                                         ==========   ===========   ===========
Earnings (loss) per share--diluted:
  Income before extraordinary item.....................  $     0.20   $      1.33   $      3.18
  Extraordinary item, net..............................       (1.22)           --            --
                                                         ----------   -----------   -----------
  Earnings (loss)......................................  $    (1.02)  $      1.33   $      3.18
                                                         ==========   ===========   ===========
Average shares outstanding--basic......................   2,270,684    17,582,900    22,180,112
Average shares outstanding--diluted....................   8,235,529    19,222,831    22,693,016

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            1997         1998          1999
                                                         ----------   -----------   -----------
Net income (loss)......................................     $(8,368)      $25,551       $72,188
Foreign currency translation adjustment, net of
  taxes................................................         (52)           46           (71)
                                                         ----------   -----------   -----------
Comprehensive income (loss)............................     $(8,420)      $25,597       $72,117
                                                         ==========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1997          1998          1999
                                                                  --------      --------      --------
Cash flow from operating activities:
  Net income (loss).........................................      $ (8,368)     $25,551       $ 72,188
Adjustments to reconcile net income (loss) to net cash flow
  from operating activities:
  Amortization of intangible assets.........................         6,643       17,417         22,229
  Extraordinary item........................................        10,011           --             --
  Depreciation and other amortization.......................         1,915        2,707          3,901
  Deferred income tax provision.............................         1,012       10,410         14,936
Changes in assets and liabilities:
  Increase in investment advisory fees receivable...........        (3,980)     (38,053)      (163,262)
  Increase in other current assets..........................          (977)      (2,766)        (1,260)
  Increase in non-current other receivables.................            --           --        (10,779)
  Increase (decrease) in accounts payable, accrued expenses
    and other liabilities...................................        (3,159)      22,489        116,518
  Minority interest.........................................        13,108        7,669         34,648
                                                                  --------      -------       --------
    Cash flow from operating activities.....................        16,205       45,424         89,119
                                                                  --------      -------       --------
Cash flow used in investing activities:
  Purchase of fixed assets..................................        (1,648)      (4,313)        (6,050)
  Costs of investments, net of cash acquired................      (325,896)     (66,577)      (103,500)
  Distributions received from Affiliate equity investment...           229          675            550
  Decrease (increase) in other assets.......................            40         (750)          (486)
  Loans to employees........................................            --       (1,700)        (3,453)
                                                                  --------      -------       --------
Cash flow used in investing activities......................      (327,275)     (72,665)      (112,939)
                                                                  --------      -------       --------
  Cash flow from financing activities:
  Borrowings of senior bank debt............................       303,900       78,800        155,800
  Repayments of senior bank debt............................      (177,800)     (47,800)      (171,800)
  Repayments of notes payable to related parties............        (5,878)          --        (22,000)
  Borrowings of subordinated bank debt......................        58,800           --             --
  Repayments of subordinated bank debt......................       (60,000)          --             --
  Issuances of equity securities............................       217,021          (62)       101,536
  Issuance of warrants......................................         1,200           --             --
  Repurchase of stock.......................................            --       (2,612)        (9,322)
  Debt issuance costs.......................................       (10,131)        (163)          (179)
                                                                  --------      -------       --------
    Cash flow from financing activities.....................       327,112       28,163         54,035
Effect of foreign exchange rate changes on cash flow........           (43)          47            (71)
Net increase in cash and cash equivalents...................        15,999          969         30,144
Cash and cash equivalents at beginning of year..............         6,767       22,766         23,735
                                                                  --------      -------       --------
Cash and cash equivalents at end of year....................      $ 22,766      $23,735       $ 53,879
                                                                  ========      =======       ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................      $  8,559      $11,780       $ 11,654
  Income taxes paid.........................................           256        3,358         20,576
Supplemental disclosure of non-cash investing activities:
  Decrease in liabilities related to acquisitions...........        (3,200)          --             --
Supplemental disclosure of non-cash financing activities:
  Stock issued in acquisitions..............................        11,101       30,992             --
  Common stock issued in exchange for Affiliate equity
    interests...............................................         1,849           --             --
  Notes issued in acquisitions..............................            --       22,000             --
  Conversion of preferred stock to common stock.............        83,576           --             --
  Conversion of convertible stock to common stock...........            --           --         30,992

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                         ADDITIONAL
                        PREFERRED      COMMON     CONVERTIBLE    PREFERRED     COMMON     CONVERTIBLE      PAID-IN     RETAINED
                          SHARES       SHARES        SHARES        STOCK        STOCK        STOCK         CAPITAL     EARNINGS
                        ----------   ----------   ------------   ----------   ---------   ------------   -----------   ---------
December 31, 1996.....    113,534       987,500            --     $42,476       $  --       $    --       $      5     $ (5,492)
Issuance of common
  stock...............         --     8,753,667            --          --          98            --        188,773           --
Issuance of preferred
  stock and
  warrants............     45,715            --            --      41,100          --            --          1,200           --
Conversion of
  preferred stock.....   (159,249)    7,962,450            --     (83,576)         79            --         83,497           --
Net loss..............         --            --            --          --          --            --             --       (8,368)
Other comprehensive
  income..............         --            --            --          --          --            --             --          (52)
                         --------    ----------    ----------     -------       -----       -------       --------     --------
December 31, 1997.....         --    17,703,617            --          --         177            --        273,475      (13,912)
Issuance of common
  stock...............         --            --            --          --          --            --            (62)          --
Issuance of
  convertible stock...         --            --     1,750,942          --          --        30,992             --           --
Purchase of common
  stock...............         --            --            --          --          --            --             --           --
Net income............         --            --            --          --          --            --             --       25,551
Other comprehensive
  income..............         --            --            --          --          --            --             --           46
                         --------    ----------    ----------     -------       -----       -------       --------     --------
December 31, 1998.....         --    17,703,617     1,750,942          --         177        30,992        273,413       11,685
Issuance of common
  stock...............         --     4,000,938            --          --          40            --        101,496           --
Conversion of
  convertible stock...         --     1,750,942    (1,750,942)         --          18       (30,992)        30,974           --
Purchase of common
  stock...............         --            --            --          --          --            --             --           --
Net income............         --            --            --          --          --            --             --       72,188
Other comprehensive
  income..............         --            --            --          --          --            --             --          (71)
                         --------    ----------    ----------     -------       -----       -------       --------     --------
December 31, 1999.....         --    23,455,497            --     $    --       $ 235       $    --       $405,883     $ 83,802
                         ========    ==========    ==========     =======       =====       =======       ========     ========

                                    TREASURY
                                     SHARES
                        TREASURY       AT
                         SHARES       COST
                        ---------   ---------
December 31, 1996.....        --    $     --
Issuance of common
  stock...............        --          --
Issuance of preferred
  stock and
  warrants............        --          --
Conversion of
  preferred stock.....        --          --
Net loss..............        --          --
Other comprehensive
  income..............        --          --
                        --------    --------
December 31, 1997.....        --          --
Issuance of common
  stock...............        --          --
Issuance of
  convertible stock...        --          --
Purchase of common
  stock...............  (172,000)     (2,612)
Net income............        --          --
Other comprehensive
  income..............        --          --
                        --------    --------
December 31, 1998.....  (172,000)     (2,612)
Issuance of common
  stock...............        --          --
Conversion of
  convertible stock...        --          --
Purchase of common
  stock...............  (346,900)     (9,322)
Net income............        --          --
Other comprehensive
  income..............        --          --
                        --------    --------
December 31, 1999.....  (518,900)   $(11,934)
                        ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Affiliates are either organized as limited partnerships, general partnerships or limited liability companies. AMG has contractual arrangements with each Affiliate (other than Managers) whereby a percentage of revenues is allocable to fund Affiliate operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenues (the Owners' Allocation) is allocable to AMG and the other partners or members, generally with a priority to AMG. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since AMG owns substantially all of the firm. As a result, the Company participates fully in any increase or decrease in the revenues or expenses of Managers.

    CONSOLIDATION

    These consolidated financial statements include the accounts of AMG and each Affiliate in which AMG has a controlling interest. In each such instance, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), sole managing general partner (in the case of the Affiliate which is a general partnership) or sole manager member (in the case of Affiliates which are limited liability companies). For Affiliate operations consolidated into these financial statements, the portion of the Owners' Allocation allocated to owners other than AMG is included in minority interest in the statement of operations. Minority interest on the consolidated balance sheet includes capital and undistributed Owners' Allocation owned by the owners of consolidated Affiliates.

    Investments where AMG or an Affiliate does not hold a controlling interest are accounted for under the equity method of accounting and AMG's portion of net income is included in investment and other income. All intercompany balances and transactions have been eliminated. All dollar amounts in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

    SEGMENT REPORTING

    The Company has adopted Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information".
FAS 131 superseded FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position (see Note 16).

    REVENUE RECOGNITION

    The Company's consolidated revenues represent advisory fees billed quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are recognized when earned based upon either the positive difference between the investment returns on a client's portfolio compared to a benchmark index or indices, or an absolute percentage of gain in the client's account.

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

    ACQUIRED CLIENT RELATIONSHIPS AND GOODWILL

    The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of assets acquired, primarily acquired client relationships. In determining the allocation of purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. The cost assigned to acquired client relationships is amortized using the straight-line method over periods ranging from eight to 28 years. The expected useful lives of acquired client relationships are analyzed separately for each acquired Affiliate and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate.

    The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is classified as goodwill. Goodwill is amortized using the straight-line method over periods ranging from 15 to 35 years. In determining the amortization period for goodwill, the Company considers a number of factors including: the firm's historical and potential future operating performance; the characteristics of the firm's clients, products and investment styles; as well as the firm's history and perceived franchise or brand value. Unamortized intangible assets, including acquired client relationships and goodwill, are periodically re-evaluated and if experience subsequent to the acquisition indicates that there has been an impairment in value, other than temporary fluctuations, an impairment loss is recognized. Management evaluates the recoverability of unamortized intangible assets quarterly for each acquisition using estimates of undiscounted cash flows factoring in known or expected trends, future prospects and other relevant information. If impairment is indicated, the Company measures its loss as the excess of the carrying value of the intangible assets for each Affiliate

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) over its fair value determined using valuation models such as discounted cash flows and market comparables. Fair value in such cases was determined using market comparables based on revenues, cash flow and assets under management. No impairment loss was recorded for in any of the three years ended December 31, 1999.

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

    INTEREST RATE HEDGING AGREEMENTS

    The Company periodically enters into interest rate hedging agreements to hedge against potential increases in interest rates on the Company's outstanding borrowings. The Company's policy is to accrue amounts receivable or payable under such agreements as reductions or increases in interest expense, respectively.

    INCOME TAXES

    In accordance with FAS 109, the Company recognizes deferred tax assets and liabilities for the expected consequences of temporary differences between the financial statement basis and tax basis of the Company's assets and liabilities. A deferred tax valuation allowance is established if, in management's opinion, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized.

    FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of non-U.S. based Affiliates are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at the average monthly exchange rates then in effect.

    PUTS AND CALLS

    As further described in Note 10, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for such acquired interests. The estimated cost of purchases from equity holders who have been awarded equity interests in connection with their employment is accrued, net of estimated forfeitures, over the service period as equity-based compensation.

    EQUITY-BASED COMPENSATION PLANS

    FAS 123, "Accounting for Stock-Based Compensation", encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements which include stock option grants and grants of equity based interests in Affiliates to certain limited partners or members. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma net income and earnings per share as if the fair

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value based method had been applied in measuring compensation cost. The Company continues to apply APB 25 and related interpretations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, FAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No 133--an amendment to FASB Statement 133" deferred the effective date of FAS 133 to financial statements for fiscal years beginning after June 15, 2000.

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

3. FIXED ASSETS AND LEASE COMMITMENTS

    Fixed assets consist of the following:

                                                            AT DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Office equipment........................................  $  8,282   $ 10,735
Furniture and fixtures..................................     4,534      7,804
Leasehold improvements..................................     3,473      3,872
Computer software.......................................     1,742      2,169
                                                          --------   --------
  Total fixed assets....................................    18,031     24,580
                                                          --------   --------
Accumulated depreciation................................   (10,030)   (12,259)
                                                          --------   --------
  Fixed assets, net.....................................  $  8,001   $ 12,321
                                                          ========   ========

                        AFFILIATED MANAGERS GROUP, INC.

3. FIXED ASSETS AND LEASE COMMITMENTS (CONTINUED)
    The Company and its Affiliates lease computer equipment and office space for their operations. At December 31, 1999, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

                                                              REQUIRED
                                                              MINIMUM
YEAR ENDING DECEMBER 31,                                      PAYMENTS
------------------------                                      --------
2000........................................................   $7,213
2001........................................................    6,270
2002........................................................    5,752
2003........................................................    4,225
2004........................................................    3,507
Thereafter..................................................    7,658

    Consolidated rent expense for 1997, 1998 and 1999 was $3,637, $6,278 and $8,906, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                             AT DECEMBER 31,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
Accounts payable.........................................  $   928    $  2,538
Accrued compensation.....................................   25,201     126,461
Accrued income taxes.....................................    6,297      24,964
Accrued rent.............................................    2,413       2,196
Accrued interest.........................................    1,858       1,731
Deferred revenue.........................................    1,602       1,774
Accrued professional services............................      524       1,291
Other....................................................    3,794       9,344
                                                           -------    --------
                                                           $42,617    $170,299
                                                           =======    ========

5. BENEFIT PLANS

    AMG has a defined contribution retirement plan covering substantially all of its full-time employees and four of its Affiliates. Eight of AMG's other Affiliates have separate defined contribution retirement plans. Under each of the plans, AMG and each Affiliate are able to make discretionary contributions to qualified plan participants up to IRS limits. Consolidated expenses related to these plans in 1997, 1998 and 1999 were $1,020, $2,589 and $3,728, respectively.

    In addition to the defined contribution retirement plan, in December 1999, the Company established a non-qualified defined contribution plan (the "Plan") for certain senior employees. The initial irrevocable contribution to the Plan will vest and be distributable to each participant in 12.5% installments on the second and third anniversary of the contribution and in 37.5% installments on the fourth and fifth anniversary of the contribution. Such vesting and distribution is subject to the participant satisfying certain conditions, among them that the participant has not terminated his employment or been terminated for cause. Forfeited contributions remain in the Plan and will be reallocated to the remaining participants. The Company's contribution and expense related to the Plan was $5,000 for the year ended December 31, 1999.

                        AFFILIATED MANAGERS GROUP, INC.

6. SENIOR BANK DEBT AND SUBORDINATED DEBT

    The Company has a $330 million revolving Credit Facility ("Credit Facility"), which matures in December 2002. The Company has the option, with the consent of its lenders, to increase the facility by another $70 million to a total of $400 million. Interest is payable at rates up to 1.25% over the Prime Rate or up to 2.25% over LIBOR on amounts borrowed. The Company pays a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility, which amounted to $347, $341 and $297 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company had $174.5 million outstanding on the Credit Facility at December 31, 1999.

    The effective interest rates on the outstanding borrowings were 5.7% and 6.7% at December 31, 1998 and 1999, respectively. All borrowings under the Credit Facility are collateralized by pledges of all capital stock or other equity interests in each AMG Affiliate owned and to be acquired. The credit agreement contains certain financial covenants which require the Company to maintain specified minimum levels of net worth and interest coverage ratios and maximum levels of indebtedness, all as defined in the credit agreement. The credit agreement also limits the Company's ability to pay dividends and incur additional indebtedness.

    As of December 31, 1999, the Company was a party, with two major commercial banks as counterparties, to $185 million notional amount of swap contracts which are designed to limit interest rate increases on the Company's borrowings and are linked to the three-month LIBOR. The swap contracts, upon quarterly reset dates, cap interest rates on the notional amounts at rates ranging between 6.67% and 6.78%. When LIBOR is below 5%, the Company's floating interest rate debt is swapped for fixed rate debt at rates ranging between 6.67% and 6.78%. The Company generally borrows at LIBOR and pays an additional interest margin as described above. The hedging contracts limit the effects of the Company's payments of interest at equivalent LIBOR rates of 6.78% or less on up to $185 million of indebtedness. The contracts mature between March 2001 and October 2002.

    As of December 31, 1999, the Company was also a party to a one-year interest swap contract that limited interest rates on $75 million of the $185 million of swap contracts identified above at 5.99%. This contract was designed to limit interest rate increases if floating rate debt was swapped for higher fixed rate debt under the terms of the original swap contracts. On January 15, 2000, this interest rate swap contract expired.

    Two of the Company's Affiliates also operate as broker-dealers and must maintain specified minimum amounts of "net capital" as defined in SEC
Rule 15c3-1. In connection with this requirement, one Affiliate has $800 of subordinated indebtedness which qualifies as net capital under the net capital rule, while the second Affiliate maintains no such indebtedness. The subordinated indebtedness is subordinated to claims of general creditors and is secured by notes and marketable securities of certain of this Affiliate's members other than AMG.

                        AFFILIATED MANAGERS GROUP, INC.

7. INCOME TAXES

    A summary of the provision for income taxes is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Federal:
  Current...................................................  $    --    $    --    $35,658
  Deferred..................................................      776     10,238     12,762
State:
  Current...................................................      352      6,624      6,125
Deferred....................................................      236        172      2,174
                                                              -------    -------    -------
Provision for income taxes..................................  $ 1,346    $17,034    $56,719
                                                              =======    =======    =======

    The effective income tax rate differs from the amount computed on income before income taxes and extraordinary item by applying the U.S. federal income tax rate because of the effect of the following items:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1997       1998       1999
                                                             --------   --------   --------
Tax at U.S. federal income tax rate........................     35%        35%        35%
Nondeductible expenses.....................................     15          2          3
State income taxes, net of federal benefit.................     13          5          7
Valuation allowance........................................    (17)        (2)        (1)
                                                               ---         --         --
                                                                46%        40%        44%
                                                               ===         ==         ==

    The components of deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Deferred assets (liabilities):
  Net operating loss carryforwards......................  $  6,086   $  1,326
  Intangible amortization...............................   (17,455)   (26,770)
  Accruals..............................................     2,363      1,271
                                                          --------   --------
                                                            (9,006)   (24,173)
                                                          --------   --------
Valuation allowance.....................................    (1,404)    (1,173)
                                                          --------   --------
Net deferred income taxes...............................  $(10,410)  $(25,346)
                                                          ========   ========

    At December 31, 1999, the Company had state net operating loss carryforwards which begin to expire in the year 2000. The realization of these carryforwards is dependent on generating sufficient taxable income prior to their expiration. The valuation allowance at December 31, 1999 is related to the uncertainty of the realization of some of these loss carryforwards.

                        AFFILIATED MANAGERS GROUP, INC.

8. COMMITMENTS AND CONTINGENCIES

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

    In December 1999, AMG signed a purchase and sale agreement to acquire property in Prides Crossing, Massachusetts for the future site of its corporate headquarters. The Company intends to close on the property in the second quarter of the year 2000.

9. ACQUISITIONS

    1999

    On January 6, 1999, the Company acquired an approximately 65% interest in Rorer, a Philadelphia based investment advisor. On April 1, 1999, the Company acquired substantially all of the interests in Managers, which serves as the adviser to a family of nine equity and fixed income no-load mutual funds. AMG financed these two investments with borrowings under its credit facility.

    The results of operations of Rorer and Managers are included in the consolidated results of operations of the Company from their respective dates of acquisition, January 6, 1999 and April 1, 1999.

    1998

    On March 20, 1998, the Company completed its investment in Essex. Essex is a Boston-based manager which specializes in investing in growth equities, using a fundamental research driven approach. AMG paid $69.6 million in cash and 1,750,942 shares of its Series C Convertible Non-Voting Stock, for an indirect 68.0% interest in the Owners' Allocation (as defined in Note 1 above) of Essex. The Series C Stock is non-voting stock and carries no preferences with respect to dividends or liquidation. Each share of Series C Stock converted into one share of Common Stock on March 20, 1999.

    On December 31, 1998, AMG acquired a 65% interest in DHJA. DHJA is a Houston based asset management firm with approximately $3.5 billion of assets under management at December 31, 1998. The Company issued notes to close the transaction which were settled on January 4, 1999. AMG financed these two investments with borrowings under its Credit Facility.

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

                        AFFILIATED MANAGERS GROUP, INC.

9. ACQUISITIONS (CONTINUED)
    The Company issued 10,667 shares of Class D Convertible Preferred Stock as partial consideration in the GeoCapital transaction. The preferred stock was exchanged for 533,350 shares of the Company's Common Stock in connection with the Company's initial public offering.

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

    PURCHASE PRICE OF INVESTMENTS

    The total purchase price, including cash, notes, common and preferred stock and capitalized transaction costs, associated with these investments is allocated as follows:

                                                         DECEMBER 31,
                                                ------------------------------
                                                  1997       1998       1999
                                                --------   --------   --------
Allocation of Purchase Price:
  Tangible equity, net of cash acquired.......  $  5,924   $  3,776   $    340
  Intangible assets...........................   331,421    115,793    103,160
                                                --------   --------   --------
    Total purchase price......................  $337,345   $119,569   $103,500
                                                ========   ========   ========

    Unaudited pro forma data for the years ended December 31, 1998 and 1999 are set forth below, giving consideration to the acquisitions occurring in the respective two-year period as if such transactions occurred as of the beginning of 1998, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Revenues................................................  $296,027   $523,894
Net income..............................................  $ 32,817   $ 72,375

Earnings per share--basic...............................      1.87       3.26
Earnings per share--diluted.............................      1.67       3.19

    In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified revenue targets over a five-year period, to make additional purchase payments of up to $26 million plus interest as applicable. These contingent payments, if achieved, will be settled for cash with most coming due beginning January 1, 2001 and January 1, 2002 and will be accounted for as an adjustment to the purchase price of the Affiliate. In addition, subject to achievement of performance goals, certain key Affiliate employees have options to receive additional equity interests in their Affiliates.

                        AFFILIATED MANAGERS GROUP, INC.

10.  PUTS AND CALLS

    Affiliate management owners have options ("Puts"), which require the Company to purchase certain portions of their equity interests at staged intervals. The Company is also obligated to purchase all remaining management owners' interests (each, a "Purchase," and collectively, the "Purchases") in Affiliates upon death, disability or termination of employment. All of the Puts and Purchases would take place based on a multiple of the respective Affiliate's Owners' Allocation but using reduced multiples for terminations for cause or for voluntary terminations occurring prior to agreed upon dates, all as defined in the general partnership, limited partnership or limited liability company agreements of the Affiliates. In addition, to ensure the availability of continued ownership participation to future key employees, Affiliate management owners have options to repurchase ("Calls") certain equity interests in Affiliates owned by partners or members.

    The Company's contingent obligations under the Put and Purchase arrangements at December 31, 1999 ranged from $83.6 million on the one hand, assuming all such obligations occur due to early resignations or terminations for cause, and $386.9 million on the other hand, assuming all such obligations occur due to death, disability or terminations without cause. Assuming the closing of all such Put and Purchase transactions, AMG would own the prospective Owners' Allocation of all interests owned by Affiliate management described above, an amount which totalled approximately $86.3 million in the year ended December 31, 1999.

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

    COMMON STOCK

    The Company has 43,000,000 authorized shares of Common Stock (including Class B Non-Voting Common Stock) with a par value of $0.01 per share. Shares issued and outstanding at December 31, 1998 and 1999, were 17,531,617 and 22,936,597, respectively, of which 1,886,800 and 1,492,079, respectively, are Class B Non-Voting Common Stock shares.

    On March 3, 1999, the Company completed a public offering of 5,529,954 shares of Common Stock, of which 4,000,000 shares were sold by the Company and 1,529,954 shares were sold by selling stockholders. AMG used the net proceeds from the offering to reduce indebtedness and did not receive any proceeds from the sale of Common Stock by the selling stockholders.

                        AFFILIATED MANAGERS GROUP, INC.

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    On October 21, 1999, the Company announced that its Board of Directors had authorized a share repurchase program pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. As of December 31, 1999, AMG had repurchased 346,900 shares of Common Stock at an average price of $26.83. On September 11, 1998, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase up to five percent of its outstanding shares of Common Stock. As of December 31, 1998, the Company repurchased 147,000 shares at an average price of $17.69.

    STOCK INCENTIVE PLANS

    The Company has established the 1997 Stock Option and Incentive Plan, under which it is authorized to grant stock options and to grant or sell shares of restricted stock to employees and directors. In 1999, shareholders approved an amendment to increase to 3,250,000 the shares available to be issued under this plan. The Company has two other incentive stock plans which provide for the issuance of 550,000 shares of Common Stock. The Company has issued 312,500 shares of restricted stock under these two plans.

    The plans are administered by a committee of the Board of Directors. The exercise price of stock options is the fair market value of the Common Stock on the date of grant. The stock options generally vest over periods ranging up to four years and expire ten years after the grant date. In connection with the Company's initial public offering in 1997, the Company granted stock options which were exercisable over seven years, subject to acceleration if the Company achieved certain financial goals. These options became fully vested on December 31, 1999 when the Company achieved these goals.

    The following table summarizes the transactions of the Company's stock option plans for the two year period ended December 31, 1999.

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Unexercised options outstanding--
  December 31, 1997........................................    692,500        $21.60
Options granted............................................    536,750         32.16
Options exercised..........................................         --            --
Options forfeited..........................................    (57,500)        23.50
                                                             ---------        ------
Unexercised options outstanding--
  December 31, 1998........................................  1,171,750        $26.34
Options granted............................................    845,000         28.86
Options exercised..........................................       (938)        21.65
Options forfeited..........................................       (562)        14.25
                                                             ---------        ------
Unexercised options outstanding--
  December 31, 1999........................................  2,015,250        $27.40
Exercisable options
  December 31, 1998........................................    233,730        $23.90
  December 31, 1999........................................    887,750        $24.62

                        AFFILIATED MANAGERS GROUP, INC.

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about the Company's stock options at December 31, 1999:

                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
----------------------------------------------------------   -------------------------------
                            WEIGHTED AVG.
RANGE OF       NUMBER         REMAINING                          NUMBER
EXERCISE   OUTSTANDING AS    CONTRACTUAL    WEIGHTED AVG.    EXERCISABLE AS   WEIGHTED AVG.
 PRICES     OF 12/31/99     LIFE (YEARS)    EXERCISE PRICE    OF 12/31/99     EXERCISE PRICE
--------   --------------   -------------   --------------   --------------   --------------
0$-10..         92,500           7.4            $ 9.10           92,500           $ 9.10
10-20..          4,500           8.8             14.25            2,250            14.25
20-30..      1,562,250           9.0             26.88          615,000            24.10
30-40..        356,000           8.3             34.63          178,000            34.63
             ---------          ----            ------          -------           ------
             2,015,250           8.8            $27.40          887,750           $24.62
             =========          ====            ======          =======           ======

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

    Had compensation costs for the Company's equity-based compensation arrangements been determined based on the fair value at grant date for awards consistent with the requirements of FAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1997       1998       1999
                                                           --------   --------   --------
Net income (loss)--as reported...........................  $(8,368)   $25,551    $72,188
Net income (loss)--FAS 123 pro forma.....................   (8,837)    24,408     68,463
Net income (loss) per share--basic--as reported..........    (3.69)      1.45       3.25
Net income (loss) per share--basic--FAS 123 pro forma....    (3.89)      1.39       3.09
Net income (loss) per share--diluted--as reported........    (1.02)      1.33       3.18
Net income (loss) per share--diluted--FAS 123 pro
  forma..................................................    (1.07)      1.27       3.02

    The fair value of options granted in the year ended December 31, 1997 was estimated using the minimum value method prior to the initial public offering in November 1997 and the Black-Scholes option pricing model after the offering. The weighted average fair value of options granted in the years ended December 31, 1998 and 1999 were estimated at $14.24 and $15.62 per option, respectively, using the Black-

                        AFFILIATED MANAGERS GROUP, INC.

11.  STOCKHOLDERS' EQUITY (CONTINUED)
Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

                                                                          YEAR ENDED DECEMBER
                                                                                  31,
                                                                  ------------------------------------
                                                                    1997          1998          1999
                                                                  --------      --------      --------
Dividend yield..............................................           0%            0%            0%
Stock price volatility......................................        26.0%         60.0%         50.8%
Risk-free interest rate.....................................        5.96%         5.38%         5.49%
Expected life of options (in years).........................         6.7           7.0           8.4

12.  EARNINGS PER SHARE

    The calculation for the basic earnings per share is based on the weighted average of common shares outstanding during the period. The calculation for the diluted earnings per share is based on the weighted average of common and common equivalent shares outstanding during the period. All calculations are of earnings before extraordinary item, if any. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                    1997         1998          1999
                                                 ----------   -----------   -----------
Numerator:
  Income before extraordinary item.............  $1,643,000   $25,551,000   $72,188,000
Denominator:
  Average shares outstanding--basic............   2,270,684    17,582,900    22,180,112
  Convertible preferred stock..................   5,496,330     1,376,768       374,174
  Stock options and unvested restricted
    stock......................................     468,515       263,163       138,730
                                                 ----------   -----------   -----------
  Average shares outstanding--diluted..........   8,235,529    19,222,831    22,693,016
                                                 ==========   ===========   ===========
Earnings per share:
  Basic........................................  $     0.72   $      1.45   $      3.25
  Diluted......................................  $     0.20   $      1.33   $      3.18

    In March 1998, the Company issued 1,750,942 shares of Series C Convertible Stock in completing its investment in Essex. Each share converted into one share of Common Stock in March 1999. In March 1999, the Company sold 4,000,000 shares in a public offering.

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

                        AFFILIATED MANAGERS GROUP, INC.

13.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)
    The Company would be exposed to credit-related losses in the event of nonperformance by the counter-parties that issued the financial instruments. The Company does not expect that the counter-parties to interest rate swaps will fail to meet their obligations, given their high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements. The Company generally does not give or receive collateral on interest rate swaps due to its own credit rating and that of its counter-parties.

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

(C) FAIR VALUE

    FAS 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable, and other items as defined in FAS 107.

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

    The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the note. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on three-month LIBOR rates. The fair values of interest rate hedging agreements are quoted market prices based on the estimated amount necessary to terminate the agreements. The fair market values of interest rate hedging agreements were $(7,446) and $1,218 at December 31, 1998 and 1999.

                        AFFILIATED MANAGERS GROUP, INC.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations of the Company for 1998 and 1999.

                                                                    1998
                                                  -----------------------------------------
                                                   FIRST      SECOND     THIRD      FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER
                                                  --------   --------   --------   --------
Revenues........................................  $45,723    $56,586    $55,892    $80,293
Operating income................................   16,693     22,233     21,349     32,505
Income before income taxes......................    7,437      9,858      9,773     15,517
Net Income......................................    4,462      5,915      5,864      9,310

Earnings per share--diluted.....................  $  0.25    $  0.30    $  0.30    $  0.48

                                                                   1999
                                                 -----------------------------------------
                                                  FIRST      SECOND     THIRD      FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                 --------   --------   --------   --------
Revenues.......................................  $68,127    $78,577    $85,395    $286,627
Operating income...............................   25,847     30,238     32,254     124,320
Income before income taxes.....................   12,786     16,127     17,722      82,272
Net income.....................................    7,544      9,515     10,456      44,673

Earnings per share--diluted....................  $  0.36    $  0.41    $  0.45    $   1.92

    During the fourth quarter of 1999, the Company experienced increases in revenues, operating income and income before income taxes from the same period in 1998 due to a substantial increase in performance-based fees earned by several Affiliates, as well as growth in asset-based fees resulting from positive investment performance. In 1999, revenues from performance-based fees increased from approximately 18% for the year ended December 31, 1998 to approximately 39% for the year ended December 31, 1999.

15.  RELATED PARTY TRANSACTIONS

    During 1998, the Company initiated an employee loan program. Loans to employees accrue interest at the lower of 6.25% or the Applicable Federal Rate, have a stated 30-year maturity date and are collateralized by real property. Outstanding balances are payable in full generally one year after termination of employment with the Company. At December 31, 1998 and 1999, loans outstanding, including accrued interest, totaled $1.7 million and $5.4 million, respectively.

16.  SEGMENT INFORMATION

    The Company and its Affiliates provide investment advisory services to mutual funds and individual and institutional accounts. The Company's revenues are generated substantially from providing these investment advisory services to domestic customers.

    The Affiliates are all managed by separate Affiliate management teams in accordance with the respective agreements between the Company and each Affiliate. While the Company has determined that each of its Affiliates represents a separate reportable operating segment, because the Affiliates offer comparable investment products and services, have similar customers and distribution channels, and

                        AFFILIATED MANAGERS GROUP, INC.

16.  SEGMENT INFORMATION (CONTINUED)
operate in a similar regulatory environment, the Affiliates have been aggregated into one reportable segment for financial statement disclosure purposes.

17.  EVENTS SUBSEQUENT TO DECEMBER 31, 1999 (UNAUDITED)

    On January 18, 2000, the Company completed its investment in Frontier. The investment in Frontier was financed with a borrowing under our Credit Facility.

    As of March 23, 2000, AMG had repurchased 681,600 shares of Common Stock since December 31, 1999 at an average price of $37.44 under the share repurchase program.

    Giving effect to the purchase of Frontier and repurchase of shares of Common Stock, the Company had $240.5 million outstanding on the Credit Facility at March 23, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information in Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON 8-K

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

            10.18           Form of Rorer Employment Agreement (6)

            10.19           Affiliated Managers Group, Inc. Amended and Restated 1997
                              Stock Option and Incentive Plan (7)

            10.20           Affiliated Managers Group, Inc. Defined Contribution Plan
                              (1)

            21.1            Schedule of Subsidiaries (1)

            23.2            Consent of PricewaterhouseCoopers LLP (1)

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

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998

(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed January 21, 1999

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999

    (b) Reports on 8-K

    The following Current Report on Form 8-K was filed by the Company during the quarter ended December 31, 1999:

1. Current Report on Form 8-K dated November 4, 1999, containing the press release reporting the authorization of a share repurchase program by the Company.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
Affiliated Managers Group, Inc.

    Our audits of the consolidated financial statements referred to in our report dated January 25, 2000 of Affiliated Managers Group, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 25, 2000

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                         BALANCE    CHARGED TO   DEDUCTIONS   BALANCE
                                                        BEGINNING   COSTS AND       AND        END OF
                                                        OF PERIOD    EXPENSES    WRITE-OFFS    PERIOD
                                                        ---------   ----------   ----------   --------
                                                                        (IN THOUSANDS)
Income Tax Valuation Allowance
  Year Ending December 31,
1999..................................................   $1,404       $   --        $(231)     $1,173
1998..................................................    1,989           --         (585)      1,404
1997..................................................      477        1,512           --       1,989

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

                                                       AFFILIATED MANAGERS GROUP, INC.
                                                       (Registrant)

Date: March 30, 2000                                   By  /s/ WILLIAM J. NUTT
                                                           ------------------------------------------
                                                           William J. Nutt
                                                           CHIEF EXECUTIVE OFFICER AND
                                                           CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                 /s/ WILLIAM J. NUTT                   Chief Executive Officer         March 30, 2000
-----------------------------------------------------  and Chairman of the
                  (William J. Nutt)                    Board of Directors
                                                       (Principal Executive Officer)
                                                       Senior Vice President, Chief
                                                         Financial Officer and
                /s/ DARRELL W. CRATE                     Treasurer
     -------------------------------------------         (Principal Financial and      March 30, 2000
                 (Darrell W. Crate)                      Principal Accounting
                                                         Officer)

                /s/ RICHARD E. FLOOR
     -------------------------------------------       Director                        March 30, 2000
                 (Richard E. Floor)

               /s/ STEPHEN J. LOCKWOOD
     -------------------------------------------       Director                        March 30, 2000
                (Stephen J. Lockwood)

                /s/ P. ANDREWS MCLANE
     -------------------------------------------       Director                        March 30, 2000
                 (P. Andrews McLane)

               /s/ HAROLD J. MEYERMAN
     -------------------------------------------       Director                        March 30, 2000
                (Harold J. Meyerman)

               /s/ JOHN M.B. O'CONNOR
     -------------------------------------------       Director                        March 30, 2000
                (John M.B. O'Connor)

                /s/ RITA M. RODRIGUEZ
     -------------------------------------------       Director                        March 30, 2000
                 (Rita M. Rodriguez)

                /s/ W.W. WALKER, JR.
     -------------------------------------------       Director                        March 30, 2000
                 (W.W. Walker, Jr.)

                 /s/ WILLIAM F. WELD
     -------------------------------------------       Director                        March 30, 2000
                  (William F. Weld)