Form 10-Q
period 2000-03-31
AFFILIATED MANAGERS GROUP INC
filed 2000-05-15
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                        Commission File Number 001-13459

                         AFFILIATED MANAGERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                   04-3218510
(State or other jurisdiction of incorporation or organization)           (IRS Employer Identification Number)

              TWO INTERNATIONAL PLACE, BOSTON, MASSACHUSETTS 02110
                    (Address of principal executive offices)

                                 (617) 747-3300
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares of the Registrant's Common Stock outstanding at May 12, 2000: 22,185,889 including 1,192,079 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         December 31,1999            March 31, 2000
                                                                       ---------------------    ----------------------
                                                                                                       (unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents....................................         $         53,879               $   35,880
   Investment advisory fees receivable..........................                  239,383                   73,284
   Other current assets ........................................                    6,705                   14,445
                                                                         -------------------     --------------------
         Total current assets...................................                  299,967                  123,609

Fixed assets, net...............................................                   12,321                   13,624
Equity investment in Affiliate..................................                    1,563                    1,778
Acquired client relationships, net of accumulated amortization
   of $23,202 in 1999 and $25,871 in 2000.......................                  186,499                  206,795
Goodwill, net of accumulated amortization of $36,103 in 1999
   and $39,878 in 2000..........................................                  385,382                  451,304
Notes receivable from related parties...........................                    5,411                    5,461
Other assets....................................................                   17,930                   19,766
                                                                         -------------------     --------------------
        Total assets............................................         $        909,073               $  822,337
                                                                         ===================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities.....................         $        170,299               $   68,895
                                                                         -------------------     --------------------
        Total current liabilities...............................                  170,299                   68,895

Senior bank debt................................................                  174,500                  227,500
Deferred taxes..................................................                   25,346                   27,944
Other long-term liabilities.....................................                    1,346                    1,413
Subordinated debt...............................................                      800                      800
                                                                         -------------------     --------------------
        Total liabilities.......................................                  372,291                  326,552

Minority interest...............................................                   58,796                   25,384

Commitments and contingencies...................................                       --                       --

Stockholders' equity:
Preferred stock.................................................                       --                       --
Convertible stock...............................................                       --                       --
Common stock....................................................                      235                      235
Additional paid-in capital......................................                  405,883                  407,390
Accumulated other comprehensive income..........................                      (55)                     (79)
Accumulated earnings............................................                   83,857                   97,672
                                                                         -------------------     --------------------
                                                                                  489,920                  505,218
Less treasury shares............................................                  (11,934)                 (34,817)
     Total stockholders' equity.................................                  477,986                  470,401
                                                                         -------------------     --------------------
     Total liabilities and stockholders' equity.................         $        909,073               $  822,337
                                                                         ===================     ====================

         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                       ---------------------------------------
                                                                               1999                  2000
                                                                       ------------------       ---------------
Revenues....................................................              $       68,127         $     114,798
Operating expenses:
   Compensation and related expenses........................                      24,422                44,415
   Amortization of intangible assets........................                       5,255                 6,444
   Depreciation and other amortization......................                         747                   953
   Selling, general and administrative......................                       9,857                16,628
   Other operating expenses.................................                       1,999                 2,423
                                                                          ----------------       --------------
                                                                                  42,280                70,863
                                                                          ----------------       --------------
          Operating income..................................                      25,847                43,935

Non-operating (income) and expenses:
   Investment and other income..............................                        (912)               (1,638)
   Interest expense.........................................                       3,445                 3,847
                                                                          ----------------       --------------
                                                                                   2,533                 2,209
                                                                          ----------------       --------------
Income before minority interest and income taxes............                      23,314                41,726
Minority interest...........................................                     (10,528)              (18,311)
                                                                          ----------------       --------------
Income before income taxes..................................                      12,786                23,415
Income taxes................................................                       5,242                 9,600
                                                                          ----------------       --------------
Net income..................................................              $        7,544         $      13,815
                                                                          ================       ==============

Earnings per share - basic..................................              $         0.40         $        0.61
Earnings per share - diluted................................              $         0.36         $        0.60

Average shares outstanding - basic..........................                  19,023,027            22,722,493
Average shares outstanding - diluted........................                  20,726,355            23,099,721


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                        ----------------------------------------
                                                                               1999                   2000
                                                                          ----------------       ---------------
Net income..................................................               $       7,544         $       13,815
Foreign currency translation adjustment, net of taxes.......                         (65)                   (24)
                                                                          ----------------       ---------------
Comprehensive income........................................               $       7,479          $      13,791
                                                                          ================       ===============


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                  ---------------------------------
                                                                                         1999              2000
                                                                                    -------------     -------------
Cash flow from operating activities:
   Net income.................................................................       $      7,544      $     13,815
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets..........................................              5,255             6,444
   Depreciation and other amortization........................................                747               953
   Deferred income tax provision..............................................              2,287             2,598
Changes in assets and liabilities:
   Decrease in investment advisory fees receivable............................             35,628           175,082
  (Increase) decrease in other current assets.................................                450            (7,635)
   Increase in non-current other receivables..................................                 --              (822)
   Decrease in accounts payable, accrued expenses and other liabilities.......            (13,276)         (105,388)
   Minority interest..........................................................             (1,700)          (33,411)
                                                                                     -------------     -------------
          Cash flow from operating activities.................................             36,935            51,636
                                                                                     -------------     -------------

Cash flow used in investing activities:
   Purchase of fixed assets...................................................             (1,045)           (1,842)
   Costs of investments, net of cash acquired.................................            (63,769)          (99,101)
   Increase in other assets...................................................               (723)             (212)
   Loans to employees.........................................................             (1,198)              (65)
                                                                                     -------------     -------------
         Cash flow used in investing activities...............................            (66,735)         (101,220)
                                                                                     -------------     -------------

Cash flow from financing activities:
   Borrowings of senior bank debt.............................................             91,300           146,000
   Repayments of senior bank debt.............................................           (123,800)          (93,000)
   Repayments of notes payable................................................            (22,000)               --
   Issuances of equity securities.............................................            101,643             4,173
   Repurchase of stock........................................................                 --           (25,549)
   Debt issuance costs........................................................               (175)              (15)
                                                                                     -------------     -------------
         Cash flow from financing activities..................................             46,968            31,609

Effect of foreign exchange rate changes on cash flow..........................                (65)              (24)
Net increase (decrease) in cash and cash equivalents..........................             17,103           (17,999)
Cash and cash equivalents at beginning of period..............................             23,735            53,879
                                                                                     -------------     -------------
Cash and cash equivalents at end of period....................................       $     40,838      $     35,880
                                                                                     =============     =============


Supplemental disclosure of non-cash financing activities:
      Conversion of convertible stock to common stock.........................       $     30,992      $         --

         The accompanying notes are an integral part of the consolidated financial statements.

1.  BASIS OF PRESENTATION

     The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 includes additional information about AMG, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.


2.  ACQUISITIONS

     On January 18, 2000, the Company completed its investment in Frontier Capital Management, LLC. This transaction was accounted for under the purchase method of accounting.

3.  SUBSEQUENT EVENTS

     On April 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program (the "2000 Share Repurchase Program") pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999 (the "1999 Share Repurchase Program"). As of May 12, 2000, the Company has repurchased 232,000 shares of Common Stock since March 31, 2000 under the 1999 Share Repurchase Program.

     On May 8, 2000, the Company acquired property in Prides Crossing, Massachusetts and intends to develop this site as its future corporate headquarters over the next twenty-four months.

4.  INCOME TAXES

     A summary of the provision for income taxes is as follows (in thousands):

                                                                     Three Months Ended March 31,
                                                                 -------------------------------------
                                                                       1999                 2000
                                                                 ----------------     ----------------
        Federal:         Current.............................    $         2,535      $        5,969
                         Deferred............................              2,002               2,218
        State:           Current.............................                420               1,033
                         Deferred............................                285                 380
                                                                 ----------------     ----------------
        Provision for income taxes...........................    $         5,242      $        9,600
                                                                 =================    ================

5.  EARNINGS PER SHARE

     The calculation of basic earnings per share is based on the weighted average of common shares outstanding during the period. The calculation of diluted earnings per share is based on the weighted average of common and common equivalent shares outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                           Three Months Ended March 31,
                                                                        ------------------------------------
                                                                             1999                2000
                                                                        ----------------    ----------------
     Numerator:
        Net income.................................................     $   7,544,000       $  13,815,000

     Denominator:
        Average shares outstanding - basic.........................        19,023,027          22,722,493
        Convertible stock..........................................         1,517,483                  --
        Stock options and unvested restricted stock................           185,845             377,228
                                                                        ----------------    ----------------
        Average shares outstanding - diluted.......................        20,726,355          23,099,721
                                                                        ================    ================

     Earnings per share:
        Basic......................................................      $       0.40       $        0.61
        Diluted....................................................      $       0.36       $        0.60

     In March 1998, the Company issued 1,750,942 shares of Series C Convertible Stock in completing its investment in Essex. Each of these shares converted into one share of Common Stock in March 1999. In March 1999, the Company sold 4,000,000 shares of Common Stock in a public offering. All of the Common Stock issued in the March 1999 public offering and in the above described conversion is included in the basic and diluted average shares outstanding for the three month period ended March 31, 2000, while for the three month period ended March 31, 1999 such shares were included in the calculations on a weighted basis for the portion of the period for which they were outstanding. In the twelve month period ending March 31, 2000, the Company repurchased 1,028,500 shares of Common Stock under the 1999 Share Repurchase Program. Shares of Common Stock purchased by AMG after March 31, 2000 are not reflected in the calculation above.

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

     -    THOSE CERTAIN OTHER FACTORS DISCUSSED UNDER THE CAPTION
          "BUSINESS-CAUTIONARY STATEMENTS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

OVERVIEW

     We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 15 Affiliates that in aggregate managed $91.6 billion in assets at March 31, 2000. Our most recent investments were in Rorer Asset Management, LLC ("Rorer") in January 1999, The Managers Funds LLC ("Managers") in April 1999 and Frontier Capital Management Company, LLC ("Frontier") in January 2000.

     We have a revenue sharing arrangement with each of our Affiliates (other than Managers) which allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of each such Affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate (including AMG), generally in proportion to their ownership of the Affiliate. At some Affiliates, we receive a guaranteed payment for the use of our capital or a license fee which in each case is paid from that portion which is deemed to be our Owners' Allocation. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of these Affiliates by allowing them:

- to participate in their firm's growth through their compensation from the Operating Allocation,

- to receive a portion of the Owners' Allocation based on their ownership interest in the Affiliate, and

- to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and bonuses for management of such Affiliate.

     Under the revenue sharing arrangements, the managers of our Affiliates have an incentive both to increase revenues of the Affiliate (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses of the Affiliate (thereby increasing the excess Operating Allocation).

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

     The portion of our Affiliates' revenues which is included in their Operating Allocation and retained by them to pay salaries, bonuses and other operating expenses, as well as the portion of our Affiliates' revenues which is included in their Owners' Allocation and distributed to us and the other owners of the Affiliates, are included as "revenues" in our Consolidated Statements of Operations. The expenses of our Affiliates which are paid out of the Operating Allocation, as well as our holding company expenses which we pay out of the amounts of the Owners' Allocation which we receive from the Affiliates, are both included in "operating expenses" on our Consolidated Statements of Operations. Since Managers is not subject to a revenue sharing arrangement, all revenues and expenses of Managers are consolidated into the revenues and operating expenses in our Consolidated Statements of Operations. The portion of our Affiliates' revenues which is allocated to owners of the Affiliates other than us is included in "minority interest" on our Consolidated Statements of Operations.

     Our revenues are generally derived from the provision of investment management services for fees by our Affiliates. Investment management fees are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate based on levels of investment performance achieved. While the Affiliates bill performance-based fees at various times throughout the year, the greatest portion of these fees have historically been billed in the fourth quarter in any given year. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies, which employ futures, options or other derivative securities to achieve a particular investment objective.

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

     In addition, our profitability will depend upon fees paid on the basis of investment performance at certain of our Affiliates. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. In particular, performance-based fees have been of an unusual magnitude in recent years, and may not recur to the same magnitude in future years, if at all. In addition, while the performance-based fee contracts of our Affiliates apply to investment management services in a range of investment management styles and securities market sectors, such contracts may be concentrated in certain styles and sectors. For example, in 1999 we benefited from a concentration of such products in technology sectors which performed well in that year. To the extent such contracts are concentrated within styles or sectors, they are subject to the continuing impact of fluctuating securities prices in such styles and sectors as well as the performance of the relevant Affiliates.

     Assets under management on a historical basis increased by $9.6 billion to $91.6 billion at March 31, 2000 from $82.0 billion at December 31, 1999. Assets under management during the quarter increased due to investment performance of $6.5 billion and the closing of our investment in Frontier ($5.0 billion of assets at the time of investment). This increase was partially offset by negative net client cash flows from directly managed assets of $1.0 billion and from overlay assets (which generally carry lower fees than directly managed assets) of $0.9 billion.

     Our investments have been accounted for using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of March 31, 2000, our total assets were approximately $822.3 million, of which approximately $206.8 million consisted of acquired client relationships and $451.3 million consisted of goodwill.

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

     While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of our operating expenses, management believes it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Because of this, and because our distributions from our Affiliates are based on their Owners' Allocation, we have provided additional supplemental information in this report for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Our additional measures of "cash" related earnings are:

     - EBITDA (earnings before interest expense, income taxes, depreciation and amortization), which we believe is useful to investors as an indicator of our ability to service debt, to make new investments and to meet working capital requirements;

     - EBITDA Contribution (EBITDA plus our holding company operating expenses), which we believe is useful to investors as an indicator of funds available from our Affiliates' operations (before giving effect to holding company expenses) to service debt, to make new investments and to meet working capital requirements; and

     - Cash Net Income (earnings plus depreciation and amortization), which we believe is useful to investors as another indicator of funds available to make new investments, to repay debt obligations, to repurchase shares of our Common Stock or to pay dividends on our Common Stock (although the Company has no current plans to pay dividends). We have in the past referred to Cash Net Income as "EBITDA as adjusted."

THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     We had net income of $13.8 million for the quarter ended March 31, 2000 compared to net income of $7.5 million for the quarter ended March 31, 1999. The increase in net income resulted primarily from the growth in EBITDA Contribution from $24.7 million for the quarter ended March 31, 1999 to $38.9 million for the quarter ended March 31, 2000. This growth resulted principally from an increase in investment management fees resulting from positive investment performance. In addition, the new investments we made subsequent to the first quarter of 1999 contributed to the growth in EBITDA Contribution. We invested in Managers and Frontier in April 1999 and January 2000, respectively, and have included their results from their respective dates of investment.

     Total revenues for the quarter ended March 31, 2000 were $114.8 million, an increase of $46.7 million over the quarter ended March 31, 1999, primarily as a result of the growth in investment management fees resulting from positive investment performance and investments made in new Affiliates.

     Total operating expenses increased by $28.6 million to $70.9 million for the quarter ended March 31, 2000 from $42.3 million for the quarter ended March 31, 1999. Compensation and related expenses increased by $20.0 million, amortization of intangible assets increased by $1.2 million, selling, general and administrative expenses increased by $6.8 million, and other operating expenses increased by $0.4 million. The increase in operating expenses was due to an increase in Affiliates' Operating Allocation, which was a result of growth in investment management fees resulting from positive investment performance and investments in new Affiliates.

     Minority interest increased by $7.8 million to $18.3 million for the quarter ended March 31, 2000 from $10.5 million for the quarter ended March 31, 1999, primarily as a result of the increase in Affiliates' Owners' Allocation due to growth in investment management fees resulting from positive investment performance and investments in new Affiliates. Minority interest represents profit distributions to Affiliate management which generally increase or decrease in a direct relationship to the change in the specific Affiliate's revenues.

     Interest expense increased by $0.4 million to $3.8 million for the quarter ended March 31, 2000 from $3.4 million for the quarter ended March 31, 1999. The increase in interest expense resulted from an increase in LIBOR rates, partially offset by a decrease in the weighted average debt outstanding under our credit facility. The decrease in the weighted average debt outstanding under our credit facility is attributable to repayments of our senior bank debt from the proceeds of a public offering of our Common Stock in March 1999 and cash flows from ongoing operations, partially offset by borrowings related to new investments during the twelve month period ended March 31, 2000.

     Income tax expense was $9.6 million for the quarter ended March 31, 2000 compared to $5.2 million for the quarter ended March 31, 1999. The change in tax expense was principally related to an increase in income before taxes.

     EBITDA increased by $12.5 million to $34.7 million for the quarter ended March 31, 2000 from $22.2 million for the quarter ended March 31, 1999, primarily as a result of the growth in investment management fees resulting from positive investment performance and investment in new Affiliates.

     Cash Net Income increased by $7.7 million to $21.2 million for the quarter ended March 31, 2000 from $13.5 million for the quarter ended March 31, 1999 as a result of the factors affecting net income as described above, with the exception of amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have met our cash requirements primarily through cash generated by operating activities, bank borrowings, and the issuance of equity securities in public transactions. Our principal uses of cash have been to make investments, retire indebtedness, pay income taxes, repurchase shares, support our Affiliates' operating activities and for working capital purposes. We expect that our principal use of funds (cash generated from operating activities, bank borrowings and issuance of equity securities in public transactions) for the foreseeable future will be for additional investments, repayments of debt, including interest payments on outstanding debt, payment of income taxes, repurchase of shares, capital expenditures, distributions to management owners of Affiliates, additional investments in existing Affiliates, including our purchase of management owners' retained equity, and for working capital purposes.

     During the period ended March 31, 2000, we acquired an approximately 70% interest in Frontier and repurchased 681,600 shares of Common Stock with borrowings of senior debt under our credit facility. At March 31, 2000, we had outstanding borrowings of senior debt under our credit facility of $227.5 million and the ability to borrow an additional $102.5 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million.

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

     In May 2000, we acquired property in Prides Crossing, Massachusetts and intend to develop this site as our future corporate headquarters over the next twenty-four months.

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

     At March 31, 2000, $185 million was subject to interest rate swaps (the "Original Swaps"), and our exposure was to changes in three-month LIBOR rates. In January 1999, we became a party to additional contracts with a $75 million notional amount (the "Subsequent Swaps"). The Subsequent Swaps expired on January 15, 2000.

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

     The following analysis presents the hypothetical loss in earnings of the derivative instruments we held at March 31, 2000 that are sensitive to changes in interest rates. Under these derivative instruments, a hypothetical change of 10 percent in three-month LIBOR rates, sustained for three months, would have resulted in no loss in earnings. Because our net-earnings exposure under the combined debt and interest rate swap was to three-month LIBOR rates, any hypothetical loss would be calculated as follows: multiplying the notional amount of the swap by the effect of a 10% reduction in LIBOR under the Original Swaps and interest savings on the underlying debt.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company and its Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     During the three months ended March 31, 2000, we repurchased 681,600 shares of Common Stock under the 1999 Share Repurchase Program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1  Financial Data Schedule

(b) Reports on Form 8-K:

     The following Current Reports on Form 8-K were filed by AMG during the quarter ended March 31, 2000:

     1.   Current Report on Form 8-K dated February 2, 2000 (filed February 2,
          2000), containing the press release disclosing the Company's operating results for the year ended December 31, 1999.

     2.   Current Report on Form 8-K dated January 18, 2000 (filed February 2,
          2000), reporting the consummation of the investment in Frontier.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AFFILIATED MANAGERS GROUP, INC.
                                         (Registrant)

/s/ Darrell W. Crate
--------------------          on behalf of the Registrant as Senior Vice President,          May 15, 2000
(Darrell W. Crate)                   Chief Financial Officer and Treasurer
                                    (and also as Principal Financial and
                                        Principal Accounting Officer)