Form 10-Q
period 2000-06-30
AFFILIATED MANAGERS GROUP INC
filed 2000-08-14
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number 001-13459

                         AFFILIATED MANAGERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  04-3218510
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

              TWO INTERNATIONAL PLACE, BOSTON, MASSACHUSETTS 02110
                    (Address of principal executive offices)

                                 (617) 747-3300
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares of the Registrant's Common Stock outstanding at August 10, 2000: including 22,116,051 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             December 31,1999      June 30, 2000
                                                             ------------------  --------------------
                                                                                    (unaudited)
                            ASSETS
Current assets:
   Cash and cash equivalents .................................   $  53,879          $  48,865
   Investment advisory fees receivable .......................     239,383             64,123
   Other current assets ......................................       6,705             10,893
                                                                 ---------          ---------
         Total current assets ................................     299,967            123,881

Fixed assets, net ............................................      12,321             19,351
Equity investment in Affiliate ...............................       1,563              1,977
Acquired client relationships, net of accumulated amortization
   of $23,202 in 1999 and $28,605 in 2000 ....................     186,499            204,040
Goodwill, net of accumulated amortization of $36,103 in 1999
   and $43,753 in 2000 .......................................     385,382            448,202
Other assets .................................................      23,341             21,804
                                                                 ---------          ---------
        Total assets .........................................   $ 909,073          $ 819,255
                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ..................   $ 170,299          $  68,569
                                                                 ---------          ---------
        Total current liabilities ............................     170,299             68,569


Senior bank debt .............................................     174,500            223,000
Deferred taxes ...............................................      25,346             30,199
Other long-term liabilities ..................................       1,346              1,473
Subordinated debt ............................................         800                800
                                                                 ---------          ---------
        Total liabilities ....................................     372,291            324,041

Minority interest ............................................      58,796             25,363

Commitments and contingencies ................................        --                 --

Stockholders' equity:
Common stock .................................................         235                235
Additional paid-in capital ...................................     405,883            407,373
Accumulated other comprehensive income .......................         (55)              (203)
Accumulated earnings .........................................      83,857            111,349
                                                                 ---------          ---------
                                                                   489,920            518,754
Less treasury shares .........................................     (11,934)           (48,903)
     Total stockholders' equity ..............................     477,986            469,851
                                                                 ---------          ---------
     Total liabilities and stockholders' equity ..............   $ 909,073          $ 819,255
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

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              For the Three Months            For the Six Months
                                                                  Ended June 30,                 Ended June 30,
                                                         ------------------------------   -----------------------------
                                                              1999             2000          1999             2000
                                                         -------------    -------------  -------------    -------------
Revenues ...........................................        $ 78,577       $ 110,895       $ 146,704       $ 225,693
Operating expenses:
   Compensation and related expenses ................         26,292          40,154          50,714          84,569
   Amortization of intangible assets ................          5,596           6,609          10,851          13,053
   Depreciation and other amortization ..............          1,144             984           1,891           1,937
   Selling, general and administrative ..............         13,312          18,759          23,169          35,387
   Other operating expenses .........................          1,995           2,409           3,994           4,832
                                                        ------------    ------------    ------------      ----------
                                                              48,339          68,915          90,619         139,778
                                                        ------------    ------------    ------------      ----------
       Operating income .............................         30,238          41,980          56,085          85,915

Non-operating (income) and expenses:
   Investment and other income ......................           (746)           (582)         (1,658)         (2,220)
   Interest expense .................................          2,811           4,142           6,256           7,989
                                                        ------------    ------------    ------------      ----------
                                                               2,065           3,560           4,598           5,769
                                                        ------------    ------------    ------------      ----------
Income before minority interest and
   income taxes .....................................         28,173          38,420          51,487          80,146
Minority interest ...................................        (12,046)        (15,240)        (22,574)        (33,551)
                                                        ------------    ------------    ------------      ----------
Income before income taxes ..........................         16,127          23,180          28,913          46,595
Income taxes ........................................          6,612           9,503          11,854          19,103
                                                        ------------    ------------    ------------      ----------
Net income ..........................................   $      9,515    $     13,677        $ 17,059        $ 27,492
                                                        ============    ============    ============      ==========
Net income per share - basic ........................   $       0.41    $       0.62    $       0.81        $   1.22
Net income per share - diluted ......................   $       0.41    $       0.61    $       0.77        $   1.21

Average shares outstanding - basic ..................     23,278,438      22,187,587      21,162,488      22,455,041
Average shares outstanding - diluted ................     23,427,243      22,507,064      22,068,094      22,803,699


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   For the Three Months                 For the Six Months
                                                      Ended June 30,                      Ended June 30,
                                               ------------------------------     ------------------------------
                                                   1999             2000              1999              2000
                                               -------------    -------------     ------------     --------------
Net income                                     $    9,515       $     13,677       $   17,059       $    27,492
Foreign currency translation
   adjustment, net of taxes                           (50)              (124)            (115)             (148)
                                              ------------     -------------       ----------        ----------

Comprehensive income                           $    9,465       $     13,553       $   16,944        $   27,344
                                               ===========      ============       ==========        ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                             -------------------------------
                                                                                     1999         2000
                                                                                 -----------   -----------
Cash flow from operating activities:
   Net income .................................................................   $  17,059    $  27,492
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets ..........................................      10,851       13,053
   Depreciation and other amortization ........................................       1,891        1,937
   Deferred income tax provision ..............................................       4,387        4,853
Changes in assets and liabilities:
   Decrease in investment advisory fees receivable ............................      33,644      184,243
   Increase in other current assets ...........................................        (342)      (4,084)
   Decrease in non-current other receivables ..................................        --          2,621
   Decrease in accounts payable, accrued expenses and other liabilities .......     (10,863)    (105,652)
   Increase (decrease) in minority interest ...................................         138      (33,433)
                                                                                  ---------    ---------
          Cash flow from operating activities .................................      56,765       91,030
                                                                                  ---------    ---------
Cash flow used in investing activities:

   Purchase of fixed assets ...................................................      (3,906)      (8,493)
   Costs of investments, net of cash acquired .................................    (104,068)     (99,853)
   Increase in other assets ...................................................        (903)        (426)
   Loans to related parties ...................................................      (2,328)        (130)
                                                                                  ---------    ---------
         Cash flow used in investing activities ...............................    (111,205)    (108,902)
                                                                                  ---------    ---------
Cash flow from financing activities:
   Borrowings of senior bank debt .............................................     130,300      165,500
   Repayments of senior bank debt .............................................    (146,800)    (117,000)
   Repayments of notes payable ................................................     (22,000)        --
   Issuance or reissuance of equity securities ................................     101,649        4,156
   Repurchase of stock ........................................................        --        (39,635)
   Debt issuance costs ........................................................        (180)         (15)
                                                                                  ---------    ---------
         Cash flow from financing activities ..................................      62,969       13,006

Effect of foreign exchange rate changes on cash flow ..........................        (115)        (148)
Net increase (decrease) in cash and cash equivalents ..........................       8,414       (5,014)
  Cash and cash equivalents at beginning of period ............................      23,735       53,879
                                                                                  =========    =========
Cash and cash equivalents at end of period ....................................   $  32,149    $  48,865
                                                                                  =========    =========
Supplemental disclosure of non-cash financing activities:
      Conversion of convertible stock to common stock .........................   $  30,992    $    --
      Common stock received for the exercise of stock options .................   $      --    $    643


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

2.  SUBSEQUENT EVENT

       On August 1, 2000, the Company's Affiliate, The Managers Funds LLC ("Managers"), completed the acquisition of the retail business of Smith Breeden Associates, Inc. This investment was funded through a borrowing under AMG's revolving Credit Facility.

3.  INCOME TAXES

         A summary of the provision for income taxes is as follows (in thousands):


                                                                     Three Months Ended June 30,
                                                                 -------------------------------------
                                                                       1999                 2000
                                                                 ----------------     ----------------
        Federal:         Current.............................    $         3,814      $      6,213

                         Deferred............................              1,725             1,908

        State:           Current.............................                701             1,035

                         Deferred............................                372               347
                                                                          ------            ------
        Provision for income taxes.........................      $         6,612      $      9,503
                                                                 =================    ================

4.  EARNINGS PER SHARE

         The calculation of basic earnings per share is based on the weighted average of common shares outstanding during the period. The calculation of diluted earnings per share gives effect to all potential dilution from the Company's stock option plans. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                                            Three Months Ended June 30,
                                                                        -------------------------------------
                                                                             1999                 2000
                                                                        ----------------    -----------------
     Numerator:
        Net income.................................................     $   9,515,000       $   13,677,000

     Denominator:
        Average shares outstanding - basic.........................         23,278,438          22,187,587
        Effect of potential dilution from stock options............            148,805             319,477
                                                                           -----------          ----------
        Average shares outstanding - diluted.......................         23,427,243         22,507,064
                                                                        ================    ================
     Earnings per share:
        Basic......................................................      $        0.41      $         0.62
        Diluted....................................................      $        0.41      $         0.61

           On May 25, 2000, the Company's stockholders approved an increase in the number of authorized shares of Common Stock (other than Class B Non-Voting Common Stock) from 40,000,000 to 80,000,000.

           On April 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program (the "2000 Share Repurchase Program") pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999 (the "1999 Share Repurchase Program"). In the three month period ended June 30, 2000, the Company repurchased 135,600 and 249,100 shares of
  Common Stock under the 1999 Share Repurchase Program and the 2000 Share Repurchase Program, respectively, which are excluded from basic and diluted average shares outstanding for the three month period ended June 30, 2000 on a weighted basis for the portion of the period from which they had been repurchased. For the twelve month period ended June 30, 2000, the Company has repurchased a total of 1,413,200 shares of Common Stock.

           From June 30, 2000 through August 10, 2000, the Company repurchased no shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         WHEN USED IN THIS FORM 10-Q AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "BELIEVES," "ESTIMATE," "PROJECT," OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHERS, THE FOLLOWING:

o OUR PERFORMANCE IS DIRECTLY AFFECTED BY CHANGING CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS, AND A DECLINE OR A LACK OF SUSTAINED GROWTH IN THE FINANCIAL MARKETS MAY RESULT IN DECREASED ADVISORY FEES OR PERFORMANCE FEES AND A CORRESPONDING DECLINE (OR LACK OF GROWTH) IN THE CASH FLOW DISTRIBUTABLE TO US FROM OUR AFFILIATES;

o WE CANNOT BE CERTAIN THAT WE WILL BE SUCCESSFUL IN FINDING OR INVESTING IN ADDITIONAL INVESTMENT MANAGEMENT FIRMS ON FAVORABLE TERMS, OR THAT EXISTING AND NEW AFFILIATES WILL HAVE FAVORABLE OPERATING RESULTS;

o WE WILL NEED TO RAISE CAPITAL BY MAKING LONG-TERM OR SHORT-TERM BORROWINGS OR BY SELLING SHARES OF OUR STOCK IN ORDER TO FINANCE INVESTMENTS IN ADDITIONAL INVESTMENT MANAGEMENT FIRMS, AND WE CANNOT BE SURE THAT SUCH CAPITAL WILL BE AVAILABLE TO US ON ACCEPTABLE TERMS; AND

o THOSE CERTAIN OTHER FACTORS DISCUSSED UNDER THE CAPTION "BUSINESS-CAUTIONARY STATEMENTS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

OVERVIEW

         We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 15 Affiliates that in aggregate managed $89.3 billion in assets at June 30, 2000. Our most recent investments were in Rorer Asset Management, LLC ("Rorer") in January 1999, The Managers Funds LLC ("Managers") in April 1999 and Frontier Capital Management Company, LLC ("Frontier") in January 2000.

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

         Assets under management on a historical basis were $89.3 billion at June 30, 2000 versus $91.6 billion at March 31, 2000 and $82.0 billion at December 31, 1999. The decrease in assets under management during the quarter was primarily due to negative investment performance of $3.4 billion, which was partially offset by positive net client cash flows for directly managed assets of $1.2 billion. Overlay assets (which generally carry lower fees than directly managed assets) experienced negative client cash flows of $60 million. The year to date increase in assets under management was primarily based on our investment in Frontier ($5.0 billion of assets at the time of investment) and internal growth from existing Affiliates (including Frontier following the date of our investment) of $2.3 billion.

         Our investments have been accounted for using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of June 30, 2000, our total assets were approximately $819.3 million, of which approximately $204.0 million consisted of acquired client relationships and $448.2 million consisted of goodwill.

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

              While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of our operating expenses, management believes it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Because of this, and because our distributions from our Affiliates are based on their Owners' Allocation, we have provided additional supplemental information in this report for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Our additional measures of "cash" related earnings are:

         o EBITDA (earnings before interest expense, income taxes, depreciation and amortization), which we believe is useful to investors as an indicator of our ability to service debt, to make new investments and to meet working capital requirements;

         o EBITDA Contribution (EBITDA plus our holding company operating expenses), which we believe is useful to investors as an indicator of funds available from our Affiliates' operations (before giving effect to holding company expenses) to service debt, to make new investments and to meet working capital requirements; and

         o Cash Net Income (earnings plus depreciation and amortization), which we believe is useful to investors as another indicator of funds available to make new investments, to repay debt obligations, to repurchase shares of our Common Stock or to pay dividends on our Common Stock (although the Company has no current plans to pay dividends). We have in the past referred to Cash Net Income as "EBITDA as adjusted."

THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         We had net income of $13.7 million for the quarter ended June 30, 2000 compared to net income of $9.5 million for the quarter ended June 30, 1999. The increase in net income resulted from the growth in EBITDA Contribution (from $28.2 million for the quarter ended June 30, 1999 to $40.3 million for the quarter ended June 30, 2000) which was offset by increases in our interest, tax and operating expenses, including amortization. The growth in EBITDA Contribution resulted from the internal growth of our existing Affiliates and, to a lesser extent, the new investment in Frontier (in January 2000). Frontier's results have been included in our results from its date of investment.

         Total revenues for the quarter ended June 30, 2000 were $110.9 million, an increase of $32.3 million over the quarter ended June 30, 1999, as a result of the internal growth in our existing Affiliates and, to a lesser extent, our investment in Frontier.

         Total operating expenses increased by $20.6 million to $68.9 million for the quarter ended June 30, 2000 from $48.3 million for the quarter ended June 30, 1999. Compensation and related expenses increased by $13.9 million, amortization of intangible assets increased by $1.0 million, selling, general and administrative expenses increased by $5.4 million, and other operating expenses increased by $0.4 million. The increase in operating expenses was due principally to an increase in our Affiliates' Operating Allocation, which was a result of the growth in revenues.

         Minority interest increased by $3.2 million to $15.2 million for the quarter ended June 30, 2000 from $12.0 million for the quarter ended June 30, 1999, primarily as a result of the increase in our Affiliates' Owners' Allocation due to the growth in revenues.

         Interest expense increased by $1.3 million to $4.1 million for the quarter ended June 30, 2000 from $2.8 million for the quarter ended June 30, 1999. The increase in interest expense resulted from an increase in LIBOR rates and an increase in the weighted average debt outstanding under our credit facility. The increase in the weighted average debt outstanding under our credit facility is attributable to borrowings related to new investments and, to a lesser extent, the repurchase of shares of Common Stock during the twelve month period ended June 30, 2000, partially offset by repayments of our senior bank debt from cash flows from ongoing operations.

         Income tax expense was $9.5 million for the quarter ended June 30, 2000 compared to $6.6 million for the quarter ended June 30, 1999. The change in tax expense was principally related to an increase in income before taxes.

         EBITDA increased by $9.2 million to $34.9 million for the quarter ended June 30, 2000 from $25.7 million for the quarter ended June 30, 1999, primarily as a result of the growth in revenues.

         Cash Net Income increased by $5.0 million to $21.3 million for the quarter ended June 30, 2000 from $16.3 million for the quarter ended June 30, 1999 as a result of the factors affecting net income as described above, with the exception of amortization of intangible assets.

THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         We had net income of $27.5 million for the six months ended June 30, 2000 compared to net income of $17.1 million for the six months ended June 30, 1999. The increase in net income resulted from growth in EBITDA Contribution (from $52.9 billion for the six months ended June 30, 1999 to $79.1 million for the six months ended June 30, 2000), which was offset by increases in our interest, tax and operating expenses, including amortization. The growth in EBITDA Contribution resulted from the internal growth in our existing Affiliates and, to a lesser extent, our new investments made during and subsequent to the first six months of 1999. We invested in Managers and Frontier in April 1999 and January 2000, respectively.

         Total revenues for the six months ended June 30, 2000 were $225.7 million, an increase of $79.0 million over the six months ended June 30, 1999, due to the internal growth in our existing Affiliates and, to a lesser extent, our investments in new Affiliates.

         Total operating expenses increased by $49.2 million to $139.8 million for the six months ended June 30, 2000 from $90.6 million for the six months ended June 30, 1999. Compensation and related expenses increased by $33.9 million, selling, general and administrative expenses increased by $12.2 million, amortization of intangible assets increased by $2.3 million, and other operating expenses increased by $0.8. The increase in operating expenses was due principally to an increase in our Affiliates' Operating Allocation, which was the result of the growth in revenues.

         Minority interest increased by $11.0 million to $33.6 million for the six months ended June 30, 2000 from $22.6 million for the six months ended June 30, 1999. This increase is primarily a result of the increase in our Affiliates' Owners' Allocation due to the growth in revenues.

         Interest expense increased by $1.7 to $8.0 million for the six months ended June 30, 2000 from $6.3 million for the six months ended June 30, 1999. The increase in interest expense resulted from an increase in LIBOR rates and an increase in weighted average debt outstanding under our credit facility. The increase in weighted average debt outstanding under the credit facility is attributable to borrowings related to new investments and, to a lesser extent, the repurchase of shares of Common Stock during the twelve month period ended June 30, 2000, offset by repayments of our senior bank debt from cash flows from the proceeds of a public offering of our Common Stock in March 1999 and ongoing operations.

         Income tax expense was $19.1 million for the six months ended June 30, 2000 compared to $11.9 million for the six months ended June 30, 1999. The change in tax expense was related to an increase in income before taxes.

         EBITDA increased by $21.7 million to $69.6 million for the six months ended June 30, 2000 from $47.9 million for the six months ended June 30, 1999, due to the growth in revenues.

         Cash Net Income increased by $12.7 million to $42.5 million for the six months ended June 30, 2000 from $29.8 million for the six months ended June 30, 1999 as a result of the factors affecting net income, with the exception of amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         We have met our cash requirements primarily through bank borrowings, cash generated by operating activities, and the issuance of equity securities in public transactions. Our principal uses of cash have been to make investments, repay indebtedness, pay income taxes, repurchase shares, support our Affiliates' operating activities and for working capital purposes. We expect that our principal use of funds for the foreseeable future will be for additional investments, distributions to management owners of Affiliates, repayments of debt, including interest payments on outstanding debt, payment of income taxes, repurchase of shares, capital expenditures, additional investments in existing Affiliates, including our purchase of management owners' retained equity, and for working capital purposes.

         During the three and six month periods ended June 30, 2000, we repurchased 384,700 and 1,066,300 shares of Common Stock, respectively, with borrowings of senior debt under our credit facility. At June 30, 2000, we had outstanding borrowings of senior debt under our credit facility of $223 million and the ability to borrow an additional $107 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million.

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

         In May 2000, we acquired property in Prides Crossing, Massachusetts and have begun developing this site as our future corporate headquarters. We currently intend to finance this development through a borrowing under our revolving Credit Facility.

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

         At June 30, 2000, $185 million was subject to interest rate swaps and our exposure was to changes in three-month LIBOR rates. Interest rate swaps allow us to achieve a level of variable-rate and fixed-rate debt that is acceptable to us, and to reduce interest rate exposure. In each of our interest rate swaps, we have agreed with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Our interest rates on the notional amounts are capped at rates ranging between 6.67% and 6.78% upon quarterly reset dates. In addition, if LIBOR falls below 5% at a quarterly reset date, we are required to make a payment to our counterparty equal to the difference between the interest rate on our floating rate LIBOR debt on an annualized rate of between 6.67% and 6.78%, multiplied by the notional principal amount.

         The following analysis presents the hypothetical loss in earnings of the derivative instruments we held at June 30, 2000 that are sensitive to changes in interest rates. Under these derivative instruments, a hypothetical change of 10 percent in three-month LIBOR rates, sustained for three months, would have resulted in no loss in earnings. Because our net-earnings exposure under the combined debt and interest rate swap was to three-month LIBOR rates, any hypothetical loss would be calculated as follows: multiplying the notional amount of the swap by the effect of a 10% reduction in LIBOR under the swaps and interest savings on the underlying debt.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Affiliated Managers Group, Inc. was held in Boston, Massachusetts on May 25, 2000. At that meeting, the stockholders considered and acted upon the following proposals:

 A. THE ELECTION OF DIRECTORS. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

   DIRECTOR                          SHARES VOTED FOR           SHARES WITHHELD
   William J. Nutt                       17,453,466                   444,460
   Richard E. Floor                      17,310,821                   587,105
   Stephen J. Lockwood                   17,628,966                   268,960
   Harold J. Meyerman                    17,508,266                   389,660
   John M.B. O'Connor                    17,507,266                   390,660
   Rita M. Rodriguez                     17,628,966                   268,960
   William F. Weld                       17,628,366                   269,560



 B. THE APPROVAL OF A LONG-TERM EXECUTIVE INCENTIVE PLAN. The stockholders voted to approve a Long-Term Executive Incentive Plan (the "Plan"), permitting incentive compensation awarded to certain executive officers of the Company to be deductible by the Company under the Internal Revenue Code of 1986, as amended. 16,536,229 shares voted for the proposal, 896,642 shares voted against the proposal, and 465,055 shares abstained from voting on the proposal.

 C. THE APPROVAL OF AN AMENDMENT OF THE AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF THE COMPANY. The stockholders voted to approve an amendment of the Amended and Restated Certificate of Incorporation of the Company (the "Certificate") to increase the authorized shares of Common Stock (other than Class B Non-Voting Common Stock) from 40,000,000 shares to 80,000,000 shares. 16,520,300 shares voted for the proposal, 1,068,678 shares voted against the proposal, and 308,948 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27.1 Financial Data Schedule.

     (b) Reports on Form 8-K:

         There have been no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AFFILIATED MANAGERS GROUP, INC.
                                (Registrant)

/s/ DARRELL W. CRATE   on behalf of the Registrant as Senior Vice President,       August 11, 2000
--------------------         Chief Financial Officer and Treasurer
(Darrell W. Crate)           (and also as Principal Financial and
                                 Principal Accounting Officer)
