Form 10-Q/A
period 2000-06-30
AFFILIATED MANAGERS GROUP INC
filed 2000-08-21
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares of the Registrant's Common Stock outstanding at August 10, 2000: 22,116,051 including 266,650 shares of Class B Non-Voting Common Stock. Unless otherwise specified, the term Common Stock includes both Common Stock and Class B Non-Voting Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AFFILIATED MANAGERS GROUP, INC.
                                (Registrant)

/s/ DARRELL W. CRATE   on behalf of the Registrant as Senior Vice President,       August 21, 2000
--------------------         Chief Financial Officer and Treasurer
(Darrell W. Crate)           (and also as Principal Financial and
                                 Principal Accounting Officer)
