Form 10-Q
period 2000-09-30
AFFILIATED MANAGERS GROUP INC
filed 2000-11-14
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


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




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the Registrant's Common Stock as of November 10, 2000 was 22,237,181.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)


                                                                           December 31,                     September 30,
                                                                               1999                             2000
                                                                         ------------------             --------------------
                                                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents....................................         $        53,879                      $    49,971
   Investment advisory fees receivable..........................                 239,383                           63,960
   Other current assets ........................................                   6,705                            8,991
                                                                         -----------------              --------------------
         Total current assets...................................                 299,967                          122,922

Fixed assets, net...............................................                  12,321                           21,520
Equity investment in Affiliate..................................                   1,563                            1,970
Acquired client relationships, net of accumulated amortization
   of $23,202 in 1999 and $31,522 in 2000.......................                 186,499                          201,142
Goodwill, net of accumulated amortization of $36,103 in 1999
   and $47,664 in 2000..........................................                 385,382                          445,798
Other assets....................................................                  23,341                           21,276
                                                                         -----------------              --------------------
        Total assets............................................         $       909,073                      $   814,628
                                                                         =================              ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.....................         $       170,299                 $         83,298
                                                                         -----------------              --------------------
        Total current liabilities...............................                 170,299                           83,298

Senior bank debt................................................                 174,500                          182,000
Deferred taxes..................................................                  25,346                           31,602
Other long-term liabilities.....................................                   1,346                            2,456
Subordinated debt...............................................                     800                              800
                                                                         -----------------              --------------------
        Total liabilities.......................................                 372,291                          300,156

Minority interest...............................................                  58,796                           26,848

Commitments and contingencies...................................                     ---                              ---

Stockholders' equity:
Common stock....................................................                     235                              235
Additional paid-in capital......................................                 405,883                          407,063
Accumulated other comprehensive income..........................                     (55)                            (255)
Accumulated earnings............................................                  83,857                          125,727
                                                                         -----------------              --------------------
                                                                                 489,920                          532,770
Less treasury shares............................................                 (11,934)                         (45,146)
     Total stockholders' equity.................................                 477,986                          487,624
                                                                         -----------------              --------------------
     Total liabilities and stockholders' equity.................         $       909,073                     $    814,628
                                                                         =================              ====================

The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   For the Three Months                For the Nine Months
                                                    Ended September 30,                Ended September 30,
                                               ------------------------------     ------------------------------
                                                   1999             2000              1999             2000
                                               -------------    -------------     -------------    -------------
Revenues.................................        $  85,395         $118,205        $  232,099      $   343,898
Operating expenses:
   Compensation and related expenses.....           30,808           48,485            81,522          133,054
   Amortization of intangible assets.....            5,649            6,828            16,500           19,881
   Depreciation and other amortization...              861            1,170             2,752            3,107
   Selling, general and administrative...           13,655           15,002            36,824           50,389
   Other operating expenses..............            2,168            2,879             6,162            7,711
                                               -------------    -------------     -------------    -------------
                                                    53,141           74,364           143,760          214,142
                                               -------------    -------------     -------------    -------------
       Operating income..................           32,254           43,841            88,339          129,756

Non-operating (income) and expenses:
   Investment and other income...........             (881)          (1,174)           (2,539)          (3,394)
   Interest expense......................            2,699            4,082             8,955           12,071
                                               -------------    -------------     -------------    -------------
                                                     1,818            2,908             6,416            8,677
                                               -------------    -------------     -------------    -------------
Income before minority interest and
   income taxes..........................           30,436           40,933            81,923          121,079
Minority interest........................          (12,714)         (16,564)          (35,288)         (50,115)
                                               -------------    -------------     -------------    -------------
Income before income taxes...............           17,722           24,369            46,635           70,964
Income taxes.............................            7,266            9,991            19,120           29,094
                                               -------------    -------------     -------------    -------------
Net income...............................         $ 10,456      $    14,378       $    27,515         $ 41,870
                                               =============    =============     =============    =============

Earnings per share - basic...............      $      0.45      $      0.65       $      1.26         $   1.87
Earnings per share - diluted.............      $      0.45      $      0.64       $      1.22         $   1.84


Average shares outstanding - basic.......        23,282,559      22,142,194        21,876,944      22,349,998
Average shares outstanding - diluted.....        23,403,540      22,642,345        22,517,737      22,763,049


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                    For the Three Months                For the Nine Months
                                                    Ended September 30,                 Ended September 30,
                                               -------------------------------    --------------------------------
                                                   1999             2000              1999              2000
                                               -------------    --------------    -------------     --------------

Net income                                      $   10,456      $     14,378       $   27,515        $   41,870
Foreign currency translation
   adjustment, net of taxes                            104               (52)             (11)             (200)
                                               -------------    --------------    -------------     --------------
Comprehensive income                            $   10,560      $     14,326       $   27,504        $   41,670
                                               =============    ==============    =============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                  ---------------------------------
                                                                                         1999              2000
                                                                                     -------------     -------------
Cash flow from operating activities:
   Net income.................................................................        $  27,515            $  41,870
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets..........................................           16,500               19,881
   Depreciation and other amortization........................................            2,752                3,107
   Deferred income tax provision..............................................            7,165                6,256
Changes in assets and liabilities:
   Decrease in investment advisory fees receivable............................           30,708              184,405
   Increase in other current assets...........................................           (2,864)              (2,181)
   Decrease in non-current other receivables..................................              ---                3,203
   Decrease in accounts payable, accrued expenses and other liabilities.......           (2,932)             (91,455)
   Decrease in minority interest..............................................           (3,660)             (31,948)
                                                                                     -------------     ---------------
          Cash flow from operating activities.................................           75,184              133,138
                                                                                     -------------     ---------------


Cash flow used in investing activities:
   Purchase of fixed assets...................................................           (3,985)             (10,261)
   Costs of investments, net of cash acquired.................................         (101,382)            (101,379)
   Distributions received from affiliate equity investment....................              366                  ---
   Increase in other assets...................................................           (1,381)                (426)
   Loans to related parties...................................................           (3,137)                (233)
                                                                                     -------------     ---------------
         Cash flow used in investing activities...............................         (109,519)            (112,299)
                                                                                     -------------     ---------------

Cash flow from (used in) financing activities:
   Borrowings of senior bank debt.............................................          138,800              172,500
   Repayments of senior bank debt.............................................         (171,800)            (165,000)
   Repayments of notes payable................................................          (22,000)                 ---
   Issuances of equity securities.............................................          101,322                7,603
   Repurchase of stock........................................................              ---              (39,635)
   Debt issuance costs........................................................             (180)                 (15)
                                                                                     -------------     ---------------
         Cash flow from (used in) financing activities........................           46,142              (24,547)




Effect of foreign exchange rate changes on cash flow..........................              (13)                (200)
Net increase (decrease) in cash and cash equivalents..........................           11,794               (3,908)
Cash and cash equivalents at beginning of period..............................           23,735               53,879
                                                                                     -------------     ---------------
Cash and cash equivalents at end of period....................................        $  35,529         $     49,971
                                                                                     =============     ===============

Supplemental disclosure of non-cash financing activities:
   Conversion of convertible stock to common stock............................        $  30,992         $        ---
   Common stock received for the exercise of stock options....................        $     ---         $      1,027
   Capital lease obligations for fixed assets.................................        $     ---         $      1,514

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

2.       RECENT DEVELOPMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in June 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that each derivative instrument is recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

3.       INCOME TAXES

    A summary of the provision for income taxes is as follows (dollars in thousands):


                                                                   Three Months Ended September 30,
                                                                 -------------------------------------
                                                                       1999                 2000
                                                                 ----------------     ----------------

        Federal:         Current.............................    $         3,830      $         7,313
                         Deferred............................              2,372                1,215
        State:           Current.............................                657                1,275
                         Deferred............................                407                  188
                                                                 ----------------     ----------------
        Provision for income taxes.........................      $         7,266      $         9,991
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


                                                                          Three Months Ended September 30,
                                                                        -------------------------------------
                                                                             1999                 2000
                                                                        ----------------    -----------------
     Numerator:
        Net income.................................................       $  10,456,000       $   14,378,000

     Denominator:
        Average shares outstanding - basic.........................          23,282,559           22,142,194
        Incremental shares for stock options.......................             120,981              500,151
                                                                        ----------------    -----------------
        Average shares outstanding - diluted.......................          23,403,540           22,642,345
                                                                        ================    =================

     Earnings per share:
        Basic......................................................       $        0.45      $          0.65
        Diluted....................................................       $        0.45      $          0.64

           On May 25, 2000, the Company's shareholders approved an increase in the number of authorized shares of voting Common Stock from 40,000,000 to 80,000,000.

           On April 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999. For the twelve month period ended September 30, 2000, the Company repurchased a total of 1,413,200 shares of Common Stock under these two programs.

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

OVERVIEW

         We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 15 Affiliates that in aggregate managed $85.1 billion in assets at September 30, 2000.

         We have a revenue sharing arrangement with each of our Affiliates (other than The Managers Funds LLC ("Managers")) which allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses, including salaries and bonuses (the "Operating Allocation"). The remaining portion of revenues of each such Affiliate, typically 30-50% (the "Owners' Allocation"), is allocated to the owners of that Affiliate (including AMG), generally in proportion to their ownership of the Affiliate. At some Affiliates, we receive a guaranteed payment for the use of our capital or a license fee which in each case is paid from that portion of revenues which is deemed to be our Owners' Allocation. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of these Affiliates by allowing them:

      - to participate in their firm's growth through their compensation from the Operating Allocation;

      - to receive a portion of the Owners' Allocation based on their ownership interest in the Affiliate; and

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

         Under the organizational documents of the Affiliates (other than Managers), the allocations and distributions of cash to us generally take priority over the allocations and distributions to the other owners of the Affiliates. This further protects us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners, until that portion is eliminated, and then reduce the portion allocated to us. We may, however, waive this requirement in whole or in part, at our discretion. Under the organizational documents of the Affiliates (other than Managers), any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of future Affiliate management Owners' Allocation. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since we own substantially the entire firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

         The portion of our Affiliates' revenues which is included in their Operating Allocation and retained by them to pay salaries, bonuses and other operating expenses, as well as the portion of our Affiliates' revenues which is included in their Owners' Allocation and distributed to us and the other owners of the Affiliates, are included as "revenues" in our Consolidated Statements of Operations. The expenses of our Affiliates which are paid out of the Operating Allocation, as well as our holding company expenses which we pay out of the amounts of the Owners' Allocation we receive from the Affiliates, are both included in "operating expenses" in our Consolidated Statements of Operations. Since Managers is not subject to a revenue sharing arrangement, all revenues and expenses of Managers are consolidated into the revenues and operating expenses in our Consolidated Statements of Operations. The portion of our Affiliates' revenues which is allocated to owners of the Affiliates other than us is included in "minority interest" in our Consolidated Statements of Operations.

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

         Assets under management on a historical basis were $85.1 billion at September 30, 2000 versus $89.3 billion at June 30, 2000 and $82.0 billion at December 31, 1999. The decrease in assets under management during the quarter resulted primarily from the net loss of low fee overlay assets of $6.5 billion, principally due to the loss of two passive overlay accounts. This decrease was partially offset during the quarter by positive investment performance of $2.2 billion and positive net client cash flows of directly managed assets of $42 million. The year to date increase in assets under management was primarily a result of positive investment performance of $5.4 billion from our investment in Frontier Capital Management Company, LLC ("Frontier") ($5.0 billion at the time of investment), and positive net client cash flows of directly managed assets of $163 million, partially offset by the net loss of overlay assets of $7.4 billion.

         Our investments have been accounted for using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of September 30, 2000, our total assets were approximately $814.6 million, of which approximately $201.1 million consisted of acquired client relationships and $445.8 million consisted of goodwill.

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

         While amortization of intangible assets has been charged to the results of operations and is expected to be a continuing material component of our operating expenses, management believes it is important to distinguish this expense from other operating expenses since such amortization does not require the use of cash. Because of this, and because our distributions from our Affiliates are based on their Owners' Allocation, we have provided additional supplemental information in this report for "cash" related earnings, as an addition to, but not as a substitute for, measures related to net income. Our additional measures of "cash" related earnings are:

         - Cash Net Income (earnings plus depreciation and amortization), which we believe is useful to investors as another indicator of funds available to make new investments, to repay debt obligations, and to repurchase shares of our Common Stock. We have in the past referred to Cash Net Income as "EBITDA as adjusted;"

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         We had net income of $14.4 million for the quarter ended September 30, 2000 compared to net income of $10.5 million for the quarter ended September 30, 1999. The increase in net income resulted primarily from the growth in EBITDA Contribution (from $30.4 million for the quarter ended September 30, 1999 to $42.8 million for the quarter ended September 30, 2000) which was offset by increases in our interest, tax and operating expenses, including amortization. The growth in EBITDA Contribution resulted principally from the internal growth of our existing Affiliates and, to a lesser extent, the investment in Frontier in January 2000. Frontier's results have been included in our results from the date of our investment.

         Total revenues for the quarter ended September 30, 2000 were $118.2 million, an increase of $32.8 million over the quarter ended September 30, 1999, as a result of the internal growth in our existing Affiliates and, to a lesser extent, our investment in Frontier.

         Total operating expenses increased by $21.2 million to $74.4 million for the quarter ended September 30, 2000 from $53.1 million for the quarter ended September 30, 1999. Compensation and related expenses increased by $17.7 million, amortization of intangible assets increased by $1.2 million, selling, general and administrative expenses increased by $1.3 million, and other operating expenses increased by $0.7 million. The increase in operating expenses was due principally to an increase in our Affiliates' Operating Allocation, which was a result of the growth in revenues.

         Minority interest increased by $3.9 million to $16.6 million for the quarter ended September 30, 2000 from $12.7 million for the quarter ended September 30, 1999, primarily as a result of the increase in our Affiliates' Owners' Allocation due to the growth in revenues.

         Interest expense increased by $1.4 million to $4.1 million for the quarter ended September 30, 2000 from $2.7 million for the quarter ended September 30, 1999. The increase in interest expense resulted from an increase in LIBOR rates and an increase in the weighted average debt outstanding under our credit facility. The increase in the weighted average debt outstanding is attributable to our investment in Frontier and, to a lesser extent, Common Stock share repurchases during the twelve month period ended September 30, 2000. This increase was partially offset by repayments of our senior bank debt from cash flows from ongoing operations.

         Income tax expense was $10.0 million for the quarter ended September 30, 2000 compared to $7.3 million for the quarter ended September 30, 1999. The change in tax expense was principally related to an increase in income before taxes.

         EBITDA increased by $9.6 million to $36.5 million for the quarter ended September 30, 2000 from $26.9 million for the quarter ended September 30, 1999, primarily as a result of the growth in revenues.

         Cash Net Income increased by $5.4 million to $22.4 million for the quarter ended September 30, 2000 from $17.0 million for the quarter ended September 30, 1999 as a result of the factors affecting net income as described above, with the exception of amortization of intangible assets.

THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         We had net income of $41.9 million for the nine months ended September 30, 2000 compared to net income of $27.5 million for the nine months ended September 30, 1999. The increase in net income resulted primarily from growth in EBITDA Contribution (from $83.3 million for the nine months ended September 30, 1999 to $121.9 million for the nine months ended September 30, 2000), which was offset by increases in our interest, tax and operating expenses, including amortization. The growth in EBITDA Contribution resulted from the internal growth in our existing Affiliates and, to a lesser extent, our new investments made during and subsequent to the first nine months of 1999. We invested in Managers and Frontier in April 1999 and January 2000, respectively. The results of Managers and Frontier have been included in our results from the dates of our investments.

         Total revenues for the nine months ended September 30, 2000 were $343.9 million, an increase of $111.8 million over the nine months ended September 30, 1999, due to the internal growth in our existing Affiliates and, to a lesser extent, our investments in new Affiliates.

         Total operating expenses increased by $70.3 million to $214.1 million for the nine months ended September 30, 2000 from $143.8 million for the nine months ended September 30, 1999. Compensation and related expenses increased by $51.5 million, selling, general and administrative expenses increased by $13.6 million, amortization of intangible assets increased by $3.4 million, and other operating expenses increased by $1.5 million. The increase in operating expenses was due principally to an increase in our Affiliates' Operating Allocation, which was the result of the growth in revenues.

         Minority interest increased by $14.8 million to $50.1 million for the nine months ended September 30, 2000 from $35.3 million for the nine months ended September 30, 1999. This increase is primarily a result of the increase in our Affiliates' Owners' Allocation due to the growth in revenues.

         Interest expense increased by $3.1 million to $12.1 million for the nine months ended September 30, 2000 from $9.0 million for the nine months ended September 30, 1999. The increase in interest expense resulted from an increase in LIBOR rates and an increase in weighted average debt outstanding under our credit facility. The increase in weighted average debt outstanding is attributable to new investments and, to a lesser extent, Common Stock share repurchases during the twelve month period ended September 30, 2000. This increase was partially offset by repayments from the proceeds of a public offering of our Common Stock in March 1999 and cash flows from ongoing operations.

         Income tax expense was $29.1 million for the nine months ended September 30, 2000 compared to $19.1 million for the nine months ended September 30, 1999. The change in tax expense was related to an increase in income before taxes.

         EBITDA increased by $31.2 million to $106.0 million for the nine months ended September 30, 2000 from $74.8 million for the nine months ended September 30, 1999, due to the growth in revenues.

         Cash Net Income increased by $18.1 million to $64.9 million for the nine months ended September 30, 2000 from $46.8 million for the nine months ended September 30, 1999 as a result of the factors affecting net income, with the exception of amortization of intangible assets.

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

         During the three and nine month periods ended September 30, 2000, we repurchased no shares and 1,066,300 shares of Common Stock, respectively, with borrowings of senior debt under our credit facility. At September 30, 2000, we had outstanding borrowings of senior debt under our credit facility of $182 million and the ability to borrow an additional $148 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million.

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

         At September 30, 2000, $185 million was subject to interest rate swaps and our exposure was to changes in three month LIBOR rates. Interest rate swaps allow us to achieve a level of variable-rate and fixed-rate debt that is acceptable to us, and to reduce interest rate exposure. In each of our interest rate swaps, we have agreed with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Our interest rates on the notional amounts are capped at rates ranging between 6.69% and 6.78% upon quarterly reset dates. In addition, if LIBOR falls below 5% at a quarterly reset date, we are required to make a payment to our counterparty equal to the difference between the interest rate on our floating rate LIBOR debt on an annualized rate of between 6.69% and 6.78%, multiplied by the notional principal amount.

         Under these derivative instruments, a hypothetical change of 10% in three month LIBOR rates, sustained for three months, would have resulted in no loss in earnings, as three month LIBOR rates (6.76% at November 10, 2000) would have had to decline below 5% in order to generate any payments to our counterparties.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27.1 Financial Data Schedule.

   (b)   Reports on Form 8-K:

There have been no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AFFILIATED MANAGERS GROUP, INC.
                         -------------------------------
                         (Registrant)


/s/ Darrell W. Crate   on behalf of the Registrant as Senior Vice President,       November 13, 2000
--------------------    Chief Financial Officer and Treasurer
(Darrell W. Crate)       (and also as Principal Financial and
                          Principal Accounting Officer)