Form 10-K
period 2000-12-31
AFFILIATED MANAGERS GROUP INC
filed 2001-04-02
CIK 1004434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 001-13459
                           --------------------------

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. / /

    Aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing price of $45.80 on March 23, 2001 on the New York Stock Exchange, was $993,941,890. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the Registrant's Common Stock are affiliates. Number of shares of the Registrant's Common Stock outstanding at March 23, 2001: 22,073,806.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the Registrant to be filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 30, 2001. Such Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               TABLE OF CONTENTS

PART I..........................................................................      3

  Item 1.           Business....................................................      3

  Item 2.           Properties..................................................     20

  Item 3.           Legal Proceedings...........................................     20

  Item 4.           Submission of Matters to a Vote of Security Holders.........     20

PART II.........................................................................     21

  Item 5.           Market for Registrant's Common Equity and Related
                      Stockholder Matters.......................................     21

  Item 6.           Selected Historical Financial Data..........................     22

  Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................     22

  Item 7A.          Quantitative and Qualitative Disclosures About Market
                      Risk......................................................     32

  Item 8.           Financial Statements and Supplementary Data.................     33

  Item 9.           Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure..................................     57

PART III........................................................................     57

PART IV.........................................................................     57

  Item 14.          Exhibits, Financial Statement Schedule and Reports on 8-K...     57

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 15 Affiliates that in aggregate managed $77.5 billion in assets at December 31, 2000. Our most recent investment was in Frontier Capital Management Company, LLC in January 2000.

    We were founded in 1993 to address the succession and ownership transition issues facing the founders and principal owners of many mid-sized investment management firms. Based on our belief that many such owners wanted a new alternative for shifting ownership to the next generation of management, we developed an innovative transaction structure to serve as a succession-planning alternative for these firms.

    A key component of our transaction structure is our purchase of majority interests in these firms, with certain exceptions described below. This structure allows management to:

    - retain a significant ownership interest in their firms, which they may sell to us in the future;

    - exercise autonomy over the day-to-day operations of their firm; and

    - decide how to spend a fixed portion of revenues on salaries, bonuses and other operating expenses.

    A key element of our structure is the use of a revenue sharing arrangement with each of our Affiliates. This arrangement allocates a specified percentage of revenues, typically 50-70%, for use by the Affiliate's management in paying the salaries, bonuses and other operating expenses of the Affiliate. We refer to this percentage as the "Operating Allocation." The remaining portion of revenues, typically 30-50%, is allocated to the owners of that Affiliate, including us, generally in proportion to ownership of the Affiliate. We refer to this percentage as the "Owners' Allocation." We believe that our structure is particularly appealing to managers of firms who anticipate strong future growth because it gives them the opportunity to profit from an Affiliate's growth through this revenue sharing arrangement. Under the revenue sharing arrangements, the managers of our Affiliates have incentives both to increase revenues of the Affiliate (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses of the Affiliate (thereby increasing the excess Operating Allocation). Unlike all other Affiliates, The Managers Funds LLC is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers. Unlike other Affiliates, we own a minority interest in Paradigm Asset Management Company, L.L.C.

    We generally seek to acquire interests in investment management firms with $500 million to $15 billion of assets under management. The growth in the investment management industry has resulted in a significant increase in the number of firms in this size range. We have identified over 1,300 of these firms in the United States, Canada and the United Kingdom. We believe that a substantial number of investment opportunities will continue to arise as founders of these firms approach retirement age and begin to plan for succession. We also anticipate significant additional investment opportunities in firms that are currently wholly-owned by larger entities. We believe that we can take advantage of these investment opportunities because our management team has substantial industry experience and expertise in structuring and negotiating transactions, and an organized process for identifying and contacting investment prospects.

HOLDING COMPANY OPERATIONS

    Our management performs two primary functions:

    - supporting, enhancing, and monitoring the activities and development of our existing Affiliates; and

    - implementing our strategy of growth through acquisitions of interests in prospective Affiliates.

    AFFILIATE DEVELOPMENT

    Supporting and enhancing the growth and operations of our Affiliates is a primary element of our growth strategy. We believe that the management of each Affiliate is in the best position to assess its firm's needs and opportunities, and that the autonomy and culture of each Affiliate should be preserved. However, we provide strategic, marketing and operational assistance to our Affiliates, and believe that our Affiliates find these support services attractive because the services otherwise may not be as accessible or affordable to mid-sized investment management firms.

    One way we support the growth and operations of our Affiliates is by providing a cost-effective way to access the mutual fund marketplace through our Affiliate, Managers. In November 1999, we launched Managers AMG Funds, a no-load mutual fund family managed by Managers and distributed to retail and institutional clients directly by Managers and through intermediaries. There are currently four series in this family of funds: Essex Aggressive Growth Fund, which is sub-advised by our Affiliate, Essex Investment Management Company, LLC; Frontier Growth Fund and Frontier Small Company Value Fund, which are each sub-advised by our Affiliate, Frontier; and First Quadrant Tax-Managed Equity Fund, which is sub-advised by our Affiliate, First Quadrant, L.P.

    Another way we seek to enhance the growth of our Affiliates is by helping them acquire smaller investment management firms, teams or assets which are not suitable as stand-alone investments for us. Mid-sized firms may have difficulty finding and capitalizing on these opportunities on their own. For example, in August 2000, we assisted Managers in the acquisition of the retail mutual fund business of Smith Breeden Associates, Inc. Other initiatives to support our Affiliates have included:

    - new product development;

    - marketing material development;

    - institutional sales assistance;

    - recruiting;

    - compensation evaluation;

    - development of client servicing technology;

    - regulatory compliance audits; and

    - client satisfaction surveys.

    We also work to obtain discounts on some of the products and services that our Affiliates need, such as:

    - sales training seminars;

    - public relations services;

    - insurance; and

    - retirement benefits.

    ACQUISITION OF INTERESTS IN PROSPECTIVE AFFILIATES

    The acquisition of interests in new Affiliates is also a primary element of our growth strategy. Our management takes responsibility for each step in this process, including identification and contact of potential Affiliates, and the execution of transactions. While we try to initiate our discussions with potential Affiliates on an exclusive basis, we have competed successfully in cases where investment bankers have been involved.

    Our management identifies and develops relationships with promising potential Affiliates based on a thorough understanding of the universe of mid-sized investment management firms derived from our proprietary database made up of data from third party vendors, public and industry sources and our own research.

    Within our target universe, we are looking for the strongest firms with the best growth prospects and stability, principally utilizing the following criteria:

    - a strong multi-generational management team;

    - a focused investment discipline and strong long-term investment track record;

    - diverse products and distribution channels; and

    - a culture of commitment to building the business for its longer term success.

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

    Our most recent investment, completed in January 2000, was in Frontier Capital Management Company, LLC. Frontier, a Boston-based investment adviser, provides investment services to a diverse client base including corporate, public and multi-employer pension and profit sharing plans, foundations, endowment and high net worth individuals. Frontier employs a disciplined stock selection process driven by internal research, which targets companies with prospects for above-average earnings growth over extended time periods. The firm offers a broad range of investment management products, including small-cap growth equity, growth equity, capital appreciation, mid-cap growth equity, large-cap growth equity, balanced and long/short investment partnerships. Frontier was founded in 1980 by the firm's Chairman, J. David Wimberly, who, along with President Thomas W. Duncan and Frontier's other management partners, continues to lead the firm.

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

    OPERATIONAL AUTONOMY OF AFFILIATES

    We develop the management provisions in each organizational document jointly with the Affiliate's senior management at the time we make our investment. Each organizational document has provisions that differ from the others. However, all of them (with the exception of the organizational documents of Managers) give the Affiliate's management team the power and authority to carry on the day-to-day operations and management of the Affiliate, including matters relating to:

    - personnel;

    - investment management;

    - policies and fee structures;

    - product development;

    - client relationships; and

    - employee compensation programs.

    In the case of Managers, the organizational documents do not provide such operational and management autonomy.

    We also retain the authority to prevent specified types of actions that we believe could adversely affect cash distributions to us, as well as the authority to cause certain types of actions to protect our interests. For example, none of the Affiliates may incur material indebtedness without our consent.

    REVENUE SHARING ARRANGEMENTS

    In considering an investment in an Affiliate, we negotiate a revenue sharing arrangement as part of its organizational documents. The revenue sharing arrangement allocates a percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." We determine the percentage of revenues designated as Operating Allocation for each Affiliate in consultation with senior management of the Affiliate at the time of our investment based on the Affiliate's historical and projected operating margins. The organizational document of each Affiliate allocates the remaining portion of the Affiliate's revenues (typically 30-50%) to the owners of that Affiliate (including us), generally in proportion to their ownership of the Affiliate. We call this the "Owners' Allocation" because it is the portion of revenues which the Affiliate's management is prohibited from spending on operating expenses without our prior consent. Each Affiliate distributes its Owners' Allocation to its management owners and us, generally in proportion to our respective ownership interests in that Affiliate. In certain cases our profit distribution is paid to us in the form of a guaranteed payment for the use of our capital or a license fee, which in each case is paid from the Owners' Allocation. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

    Before agreeing to these allocations, we examine the revenue and expense base of the firm. We only agree to a division of revenues if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including cases involving a potential increase in expenses, or a decrease in revenues without a corresponding decrease in operating expenses. While our management has significant experience in the asset management industry, we cannot be certain that we will successfully anticipate changes in the revenue and expense base of any firm. Therefore, we cannot be certain that the agreed-upon Operating Allocation will be large enough to pay for all operating expenses, including salaries and bonuses of the Affiliate.

    One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

    - to participate in the growth of their firm's revenues, which may increase their compensation from the Operating Allocation, and profit distributions from the Owners' Allocation; and

    - to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and compensation.

    The Affiliate managers therefore have incentives to increase revenues (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation).

    The revenue sharing arrangements allow us to participate in the revenue growth of each Affiliate because we receive a portion of the additional revenue as our share of the Owners' Allocation. However, we participate in that growth to a lesser extent than the managers of the Affiliate because we do not share in the growth of the Operating Allocation or any increases in profit margin.

    Under the organizational documents of the Affiliate, the allocations and distributions of cash to us generally take priority over the allocations and distributions to the management owners of each Affiliate. This priority further protects us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's management owners. As noted above, since we own substantially all of Managers we participate fully in any increase or decrease in its revenues or expenses.

    OUR PURCHASE OF ADDITIONAL INTERESTS IN OUR EXISTING AFFILIATES

    Under our transaction structure, the management team at each Affiliate retains an ownership interest in its own firm. We consider this a key way that we provide management owners with incentives to grow their firms as well as align their interests with ours. In order to provide as much incentive as we can, we include in the organizational documents of each Affiliate (other than Paradigm) "put" rights for its management owners. The put rights require us periodically to buy part of the management owners' interests in the Affiliate for cash, shares of our Common Stock or a combination of both. In this way, the management owners can realize a portion of the equity value that they have created in their firm. In addition, the organizational documents of some of our Affiliates provide us with "call" rights that let us require the management owners to sell us portions of their interests in the Affiliate. Finally, the organizational documents of each Affiliate include provisions obligating each such owner to sell his or her remaining interests at a point in the future, generally after the termination of his or her employment with the Affiliate. Underlying all of these provisions is our basic philosophy that management owners of each Affiliate should maintain an ownership level in that Affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves.

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

    In most cases, the put rights do not become exercisable for a period of several years from the date of our investment in an Affiliate. Once exercisable, the put rights generally are limited in the aggregate to a percentage of the management owner's ownership interest. The most common formulation among all the Affiliates is that a management owner's put rights:

    - do not commence for five years from the date of our investment (or, if later, the date he or she purchased his or her interest in the Affiliate);

    - are limited, in the aggregate, to fifty percent of the management owner's interests in the Affiliate; and

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

    Our Affiliates are listed below in alphabetical order. We own a majority interest of each of our Affiliates other than Paradigm, and as described above, we own substantially all interests in Managers.

                                                          PRINCIPAL         DATE OF
                      AFFILIATE                          LOCATION(S)       INVESTMENT
-----------------------------------------------------  ----------------  --------------
The Burridge Group LLC                                 Chicago; Seattle  December 1996
Davis Hamilton Jackson & Associates, L.P.              Houston           December 1998
Essex Investment Management Company, LLC               Boston            March 1998
First Quadrant, L.P.; First Quadrant Limited           Pasadena, CA;     March 1996
                                                       London
Frontier Capital Management Company, LLC               Boston            January 2000
GeoCapital, LLC                                        New York          September 1997
Gofen and Glossberg, L.L.C.                            Chicago           May 1997
J.M. Hartwell Limited Partnership                      New York          May 1994
The Managers Funds LLC                                 Norwalk, CT       April 1999
Paradigm Asset Management Company, L.L.C.              New York          May 1995
Renaissance Investment Management                      Cincinnati        November 1995
Rorer Asset Management, LLC                            Philadelphia      January 1999
Skyline Asset Management, L.P.                         Chicago           August 1995
Systematic Financial Management, L.P.                  Teaneck, NJ       May 1995
Tweedy, Browne Company LLC                             New York; London  October 1997

    The following table provides the composition of our assets under management and EBITDA Contribution of our Affiliates for the year ended December 31, 2000. EBITDA Contribution amounts are pro forma for the inclusion of our investment in Frontier as if it occurred on January 1, 2000. Our investment in Frontier closed January 18, 2000.

          ASSETS UNDER MANAGEMENT AND PRO FORMA EBITDA CONTRIBUTION(1)

                                                                YEAR ENDED DECEMBER 31, 2000
                                                   ------------------------------------------------------
                                                   ASSETS UNDER    PERCENTAGE      EBITDA      PERCENTAGE
                                                    MANAGEMENT      OF TOTAL    CONTRIBUTION    OF TOTAL
                                                   -------------   ----------   ------------   ----------
                                                   (IN MILLIONS)
                                                                               (IN THOUSANDS)
CLIENT TYPE:
Institutional....................................      $45,990          59%       $ 81,748          50%
Mutual fund......................................        9,284          12%         38,547          23%
High net worth...................................       22,249          29%         44,823          27%
                                                       -------         ---        --------         ---
  Total..........................................      $77,523         100%       $165,118         100%
                                                       =======         ===        ========         ===
ASSET CLASS:
Equity...........................................      $57,446          74%       $151,587          92%
Fixed income.....................................        4,976           6%          7,240           4%
Other............................................       15,101          20%          6,291           4%
                                                       -------         ---        --------         ---
  Total..........................................      $77,523         100%       $165,118         100%
                                                       =======         ===        ========         ===
GEOGRAPHY:
Domestic investments.............................      $60,730          78%       $127,811          77%
Global investments...............................       16,793          22%         37,307          23%
                                                       -------         ---        --------         ---
  Total..........................................      $77,523         100%       $165,118         100%
                                                       =======         ===        ========         ===
OTHER PRO FORMA FINANCIAL DATA:
RECONCILIATION OF EBITDA CONTRIBUTION TO EBITDA:
  Total EBITDA Contribution (as above).......................................     $165,118
  Less holding company expenses..............................................      (22,352)
                                                                                  --------
  EBITDA(2)..................................................................     $142,766
                                                                                  ========
  Cash Net Income(3).........................................................     $ 88,848
                                                                                  ========
REPORTED FINANCIAL DATA:
  Cash flow from operating activities........................................     $153,711
  Cash flow used in investing activities.....................................     (111,730)
  Cash flow used in financing activities.....................................      (63,961)
  EBITDA.....................................................................      142,378
  Cash Net Income............................................................       87,676

------------------------

(1) EBITDA Contribution represents the portion of an Affiliate's revenues that is allocated to us, after amounts retained by the Affiliate for compensation and day-to-day operating and overhead expenses, but before the interest, tax, depreciation and amortization expenses of the Affiliate. EBITDA Contribution does not include holding company expenses. We believe that EBITDA Contribution may be useful to investors as an indicator of our Affiliate's contribution to our ability to service debt, make new investments and meet working capital requirements. EBITDA Contribution is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flow from operating activities as a measure of liquidity. EBITDA

    Contribution, as calculated by us, may not be consistent with comparable computations by other companies.

(2) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and extraordinary items. We believe EBITDA may be useful to investors as an indicator of our ability to service debt, make new investments and meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies.

(3) Cash Net Income represents net income plus depreciation and amortization and extraordinary items. We believe that this measure may be useful to investors as another indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on Common Stock. Cash Net Income is not a measure of financial performance under generally accepting accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Cash Net Income, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Cash Net Income as defined herein has historically been referred to by us as "EBITDA as Adjusted."

INDUSTRY

    ASSETS UNDER MANAGEMENT

    Prior to the year 2000, the investment management sector had been one of the fastest growing sectors in the financial services industry. As one example of this growth, the assets under management of mutual funds increased at a compound annual growth rate of 25% from 1995 to the end of 1999, to a total of $6.8 trillion at the end of 1999, according to the Investment Company Institute. Mutual fund assets represent only a portion of the funds available for investment management, as substantial assets are managed for individuals in separate accounts, and for foundations, endowments, pension funds, corporations and other financial intermediaries.

    In 2000 and in the first quarter of 2001, however, the investment management sector (like the financial services industry more broadly) experienced extraordinary volatility, as equity markets declined significantly. Despite this volatility, assets continue to be contributed to the investment management sector. According to the Investment Company Institute, in 2000 net new assets contributed to mutual funds totaled $388 billion. We believe that the investment management sector will continue to benefit from demographic trends encouraging investing for retirement and the ongoing disintermediation of bank deposits and life insurance reserves.

    INVESTMENT ADVISERS

    There has been a significant increase in the number of investment management firms within our principal targeted size range of $500 million to $15 billion of assets under management. Within this size range, we have identified over 1,300 investment management firms in the United States, Canada and the United Kingdom. We believe that, in the coming years, a substantial number of investment opportunities will arise as founders of such firms approach retirement age and begin to plan for succession. We also anticipate that there will be significant additional investment opportunities among firms that are currently wholly-owned by larger entities. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, and an organized process for identifying and contacting investment prospects.

COMPETITION

    We operate as an asset management holding company organized to acquire and hold equity interests in mid-sized investment management firms. We believe that the market for investments in asset management companies is and will continue to remain highly competitive. We compete with many purchasers of investment management firms, including other investment management holding companies, insurance companies, broker-dealers, banks and private equity firms. Many of these companies, both privately and publicly held, have longer operating histories and greater resources than we do, which may make them more attractive to the owners of firms in which we are considering an investment and may enable them to offer greater consideration to such owners. We believe that important factors affecting our ability to compete for future investments are:

    - the degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers; and

    - the reputation and performance of the existing and future Affiliates, by which target firms will judge us and our future prospects.

    Our Affiliates compete with a large number of domestic and foreign investment management firms, including public companies, subsidiaries of commercial banks, and insurance companies. In comparison to any of our Affiliates these firms may have greater resources and assets under management, and offer a broader array of investment products and services. From time to time, our Affiliates may also compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the institutional managed accounts business. We believe that the most important factors affecting our Affiliates' ability to compete for clients are:

    - the products offered;

    - the abilities, performance records and reputation of the particular Affiliate and its management team;

    - the management fees charged;

    - the level of client service offered; and

    - the development of new investment strategies and marketing.

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

GOVERNMENT REGULATION

    Our Affiliates' businesses are highly regulated, primarily by U.S. federal authorities and to a lesser extent by other authorities including non-U.S. authorities. The failure of our Affiliates to comply with laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of an Affiliate's registration as an investment adviser, commodity-trading advisor or broker/dealer. Each of our Affiliates (other than First Quadrant Limited) is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. We do not directly engage in the business of providing investment advice and therefore are not registered as an investment adviser. Each of our Affiliates (other than First Quadrant Limited) is also subject to regulation under the securities laws and fiduciary laws of several states. Moreover, many of our Affiliates act as advisers or sub-advisers to mutual funds, which are registered with the Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). As an adviser or sub-adviser to a registered investment company, each of these Affiliates must comply with the requirements of the 1940 Act and related regulations. In addition, an adviser or subadviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended.

    Our Affiliates are also subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Internal Revenue Code of 1986, as amended, impose duties on persons who are fiduciaries under ERISA, and prohibit some transactions involving the assets of each ERISA plan which is a client of an Affiliate, as well as some transactions by the fiduciaries (and several other related parties) to such plans. Two of our Affiliates, First Quadrant, L.P. and Renaissance Investment Management, are also registered with the Commodity Futures Trading Commission as commodity trading advisers and are members of the National Futures Association. Finally, Tweedy, Browne Company LLC and a subsidiary of The Managers Funds LLC are registered under the Securities Exchange Act of 1934, as amended, as broker-dealers and, therefore, are subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

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

    Several of our Affiliates are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, First Quadrant Limited, located in London, is a member of the Investment Management Regulatory Organization of the United Kingdom, and some of our other Affiliates are investment advisers to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois) and Bermuda (where the funds are regulated by the Bermuda Monetary Authority). In addition, we may invest in one or more entities that sponsor and distribute funds (which may be managed by our Affiliates) in non-U.S. jurisdictions. In that event, such entity or entities and any Affiliate that may manage such funds would be subject to the securities laws governing the investment management and distribution of such funds in the applicable jurisdictions.

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

EMPLOYEES

    As of December 31, 2000, we had 29 employees and our Affiliates employed approximately 637 persons. Approximately 628 of these 666 employees were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements and we believe that our labor relations are good.

CORPORATE LIABILITY AND INSURANCE

    Our Affiliates' operations entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, we face liability both directly as a control person of our Affiliates, and indirectly as a general partner of certain of our Affiliates. To protect our overall operations from such liability, we maintain errors and omissions and general liability insurance in amounts that we and our Affiliates consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of our Affiliates in excess of available coverage could have a material adverse effect on us.

CAUTIONARY STATEMENTS

   OUR GROWTH STRATEGY DEPENDS UPON THE CONTINUED INVESTMENT IN MID-SIZED ASSET MANAGEMENT FIRMS AS WELL AS CONTINUED GROWTH FROM OUR EXISTING AFFILIATES

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

    We have been in operation for seven years and had net losses in the first four years. While historically our growth has come largely from making new investments, in recent periods the performance of our existing Affiliates has become increasingly important to our growth. We may not be successful in making new investments and the firms we invest in may fail to carry out their growth or management succession plans. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse effect on our financial condition and prospects.

   WE EXPECT THAT WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO FUND NEW INVESTMENTS

    The acquisition of interests in new Affiliates is a primary element of our growth strategy; accordingly, we are in discussions and negotiations with prospective Affiliates on an ongoing basis. A large part of the purchase price we pay for the firms in which we invest usually consists of cash. We believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future. However, we expect that our sources of capital will not be sufficient to fund anticipated investments in firms. Therefore, we will need to raise capital by making additional long-term or short-term borrowings, or by selling shares of our stock or other equity or debt securities (including convertible securities), either publicly or privately, in order to complete further investments. This could increase our interest expense, decrease our net income or dilute the interests of our existing shareholders. Moreover, we may not be able to obtain financing for future investments on acceptable terms, if at all.

   WE RELY, IN PART, ON OUR CREDIT FACILITY TO FUND INVESTMENTS, WHICH IS SUBJECT TO RISKS ASSOCIATED WITH DEBT FINANCING

    After borrowing and repayment activity after December 31, 2000, we had $170.5 million of outstanding debt and $159.5 million available to borrow under our credit facility at March 23, 2001. We can use borrowings under our credit facility for future investments and for our working capital needs only if we continue to meet the financial tests under the terms of our credit facility. We may also expand our credit facility by an additional $70 million with the consent of our lenders. We anticipate that we will borrow more in the future when we invest in additional investment management firms. This will subject us to the risks normally associated with debt financing.

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

    Because indebtedness under our credit facility bears interest at variable rates, interest rate increases will increase our interest expense, which could adversely affect our cash flow and ability to meet our debt service obligations. Although we are currently a party to interest rate "hedging" contracts designed to offset a portion of our exposure to interest rate fluctuations, we cannot be certain that this strategy will be effective. Our credit facility matures in December 2002. We may not be able to obtain new financing at terms similar to our current facility, which may have the effect of increasing our interest expense, decreasing our net income or diluting the interests of our existing shareholders.

   WE HAVE SUBSTANTIAL INTANGIBLES ON OUR BALANCE SHEET; ANY RE-EVALUATION OF OUR INTANGIBLES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION

    At December 31, 2000, our total assets were $793.7 million, of which $643.5 million were intangible assets consisting of acquired client relationships and goodwill. We cannot be certain that we will ever realize the value of such intangible assets. We are amortizing (writing off) these intangible assets on a straight-line basis over periods ranging from seven to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. We evaluate each investment and establish appropriate amortization periods based on a number of factors including:

    - the firm's historical and potential future operating performance and rate of attrition among clients;

    - the stability and longevity of existing client relationships;

    - the firm's recent, as well as long-term, investment performance;

    - the characteristics of the firm's products and investment styles;

    - the stability and depth of the firm's management team; and

    - the firm's history and perceived franchise or brand value.

    After making each investment, we reevaluate these and other factors on a regular basis to determine if the related intangible assets continue to be realizable and if the amortization period continues to be appropriate. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could adversely affect our results of operations and financial position. In addition, we intend to invest in additional investment management firms in the future. While these firms may contribute additional revenue to us, they will also result in the recognition of additional intangible assets, some of which will cause further increases in amortization expense.

    In February 2001, the Financial Accounting Standards Board released a proposed accounting standard on the accounting for business combinations. The standard is anticipated to be finalized in the near term and may discontinue the requirement to amortize goodwill and change our method for evaluating goodwill impairment. There can be no assurance that this standard will be adopted in its proposed form, or at all.

   WE AND OUR AFFILIATES RELY ON CERTAIN KEY PERSONNEL AND CANNOT GUARANTEE THEIR CONTINUED SERVICE

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

    In addition, Essex Investment Management Company, LLC and Tweedy, Browne Company LLC, our largest two Affiliates based on revenue and EBITDA Contribution, depend heavily on the services of key principals, who have managed their firms for over 20 years and are primarily responsible for all investment decisions. Although each of the principals has a significant equity interest in their firm and has entered into an employment agreement with their respective firm providing for continued employment until October 2007 (in the case of Tweedy, Browne) and March 2008 (in the case of Essex), these arrangements are not a guarantee that such principals will remain with their firms until that date.

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

   BECAUSE OUR AFFILIATES OFFER A BROAD RANGE OF INVESTMENT MANAGEMENT SERVICES AND UTILIZE A NUMBER OF DISTRIBUTION CHANNELS, CHANGING CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS DIRECTLY AFFECT OUR PERFORMANCE

    Prior to the year 2000, the investment management sector had been one of the fastest growing sectors in the financial services industry. As one example of this growth, the assets under management of mutual funds increased at a compound annual growth rate of 25% from 1995 to the end of 1999, to a total of $6.8 trillion at the end of 1999, according to the Investment Company Institute. In 2000, however, the investment management sector (like the financial services industry more broadly) experienced extraordinary volatility, as equity markets declined significantly. In 2000, the Dow Jones

Industrial Average declined 4.71% and the NASDAQ Composite Index declined 39.18%. This volatility has continued in 2001--from the beginning of the year to March 23, 2001, the Dow Jones Industrial Average has declined 11.9% and the NASDAQ Composite Index has declined 21.9%.

    Domestic and foreign economic conditions and general trends in business and finance, among other factors, affect the financial markets and businesses operating in the securities industry. Broader market performance may continue to be unfavorable in the future. A continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our Affiliates' performance and may cause our Affiliates to experience declining assets under management and/or fees, which would reduce cash flow distributable to us.

    Our Affiliates' investment management contracts provide for payment based on the market value of assets under management, although a portion also provide for payment based on investment performance. Because most of these contracts provide for payments based on market values of securities, fluctuations in securities prices will directly affect our consolidated results of operations and financial condition. Changes in our Affiliates' clients' investment patterns will also affect the total assets under management.

    Investment management contracts at certain of our Affiliates provide that fees are paid on the basis of investment performance. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. In particular, performance-based fees were of an unusual magnitude in 1998 and 1999, but were not as significant in 2000, and may not recur to even the same magnitude as 2000 in future years, if at all. In addition, while the performance-based fee contracts of our Affiliates apply to investment management services in a range of investment management styles and securities market sectors, such contracts may be concentrated in certain styles and sectors. For example, in 1999 we benefited from a concentration of such products in technology sectors, which performed well in that year, but declined significantly since that time. To the extent such contracts are concentrated within styles or sectors, they are subject to the continuing impact of fluctuating securities prices in such styles and sectors as well as the performance of the relevant Affiliates.

   OUR AFFILIATES' INVESTMENT MANAGEMENT CONTRACTS ARE SUBJECT TO TERMINATION ON SHORT NOTICES

    Our Affiliates derive almost all of their revenues from investment management contracts. These contracts are typically terminable without penalty upon 60 days' notice in the case of mutual fund clients or upon 30 days' notice in the case of individual and institutional clients. As a result, our Affiliates' clients may withdraw funds from accounts managed by the Affiliates at their election. Moreover, some of our Affiliates' fees are higher than those of other investment managers for similar types of investment services. The ability of each of our Affiliates to maintain its fee levels in a competitive environment depends on its ability to provide clients with investment returns and services that are satisfactory to its clients. We cannot be certain that our Affiliates will be able to retain their existing clients or to attract new clients at their current fee levels.

   THE FAILURE TO RECEIVE REGULAR DISTRIBUTIONS FROM OUR AFFILIATES WOULD ADVERSELY AFFECT US

    Because we are a holding company, we receive all of our cash from distributions made to us by our Affiliates. All of our Affiliates (other than The Managers Funds LLC) have entered into agreements with us pursuant to which they have agreed to pay to us a specified percentage of their gross revenues. In our agreements with our Affiliates, the distributions made to us by our Affiliates represent only a portion of our Affiliates' gross revenues. Our Affiliates use the portion of their revenues not required to be distributed to us to pay their operating expenses and distributions to their management teams. The payment of distributions to us by our Affiliates may be subject to the claims of our Affiliates' creditors and to limitations applicable to our Affiliates under state laws governing corporations, partnerships and limited liability companies, state and federal regulatory requirements for the securities industry and bankruptcy and insolvency laws. As a result, we cannot guarantee that our Affiliates will always make these distributions.

    OUR OBLIGATIONS TO PURCHASE ADDITIONAL EQUITY IN OUR AFFILIATES MAY ADVERSELY AFFECT US

    When we made our original investments in our Affiliates, we agreed to purchase the additional ownership interests in each Affiliate from the owners of these interests on pre-negotiated terms, which are subject to several conditions and limitations. Consequently, we may have to purchase some of these interests from time to time for cash (which we may have to borrow) or in exchange for newly issued shares of our Common Stock. These purchases may result in us having more interest expense and less net income or in our existing stockholders experiencing a dilution of their ownership of us. In addition, because these pre-negotiated terms are generally based on trailing revenues, there can be no assurance that the value of the equity we purchase is equal to the purchase price we pay. In addition, these purchases will result in our ownership of larger portions of our Affiliates, which may have an adverse effect on our cash flow and liquidity.

    AFFILIATES' AUTONOMY EFFECTIVELY LIMITS OUR ABILITY TO ALTER THEIR MANAGEMENT PRACTICES AND POLICIES

    Although our agreements with our Affiliates give us the authority to control some types of business activities undertaken by them and we have voting rights with respect to significant decisions, our Affiliates manage their own day-to-day operations, including all investment management policies and fee levels, product development, client relationships, compensation programs and compliance activities. As a result, we may not become aware, for example, of one of our Affiliates' non-compliance with a regulatory requirement as quickly as if we were involved in the day-to-day business of the Affiliate or we may not become aware of such non-compliance at all. In such situations, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates. See "Business--Government Regulation."

    WE MAY BE RESPONSIBLE FOR LIABILITIES INCURRED BY OUR AFFILIATES

    Some of our existing Affiliates are partnerships of which we are the general partner. Consequently, to the extent any of these Affiliates incurs liabilities or expenses, which exceed its ability to pay for them, we are liable for their payment. In addition, with respect to all of our Affiliates we may be held liable in some circumstances as a control person for their acts as well as those of their employees. We and our Affiliates maintain errors and omissions and general liability insurance in amounts that we and they believe to be adequate to cover many potential liabilities. We cannot be certain, however, that we will not have claims which exceed the limits of our available insurance coverage, that our insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us with sufficient limits or at a reasonable cost. A judgment against us or any of our Affiliates in excess of our available coverage could have a material adverse effect on us.

    OUR INDUSTRY AND OUR AFFILIATES' INDUSTRY ARE HIGHLY COMPETITIVE

    We are an asset management holding company which acquires and holds mid-sized investment management firms. The market for partial or total acquisitions of interests in investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, insurance companies and investment management firms, have significantly greater resources than us, and invest in or buy investment management firms. We cannot guarantee that we will be able to compete effectively with such competitors, that new competitors will not enter the market or that such competition will not make it more difficult or impracticable for us to make new investments in investment management firms.

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

    OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO POLITICAL, REGULATORY, ECONOMIC AND CURRENCY RISKS

    Some of our Affiliates operate or advise clients outside of the United States. Furthermore, in the future we may invest in investment management firms that operate or advise clients outside of the United States and our existing Affiliates may expand their non-U.S. operations. Our Affiliates take risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. We cannot be certain that one or more of these risks will not have an adverse effect on our Affiliates, including investment management firms in which we may invest in the future, and, consequently, on our consolidated business, financial condition and results of operations.

    OUR AFFILIATES' BUSINESSES ARE HIGHLY REGULATED

    Many aspects of our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities, and non-U.S. regulatory authorities. There is no assurance that our Affiliates will fulfill all applicable regulatory requirements. The failure of any Affiliate to meet regulatory requirements could subject such Affiliate to sanctions, which might materially impact the Affiliate's business and our business. For further information concerning the regulations to which we and our Affiliates are subject, see
"Business--Government Regulation."

    WE MAY BE PROHIBITED FROM ENTERING INTO POTENTIALLY BENEFICIAL TRANSACTIONS

    Several provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated By-laws and Delaware law may, together or separately, prevent a transaction which is beneficial to our stockholders from occurring. These provisions may discourage potential purchasers from presenting acquisition proposals, delay or prevent potential purchasers from acquiring a controlling interest in us, block the removal of incumbent directors or limit the price that potential purchasers might be willing to pay in the future for shares of our Common Stock. These provisions include the issuance, without further stockholder approval, of preferred stock with rights and privileges, which could be senior to the Common Stock. We are also subject to Section 203 of the Delaware General Corporation Law which, subject to a few exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder.

   THE PRICE OF OUR COMMON STOCK HISTORICALLY HAS BEEN VOLATILE; WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK

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

   A SUBSTANTIAL PORTION OF OUR COMMON STOCK IS HELD BY A SMALL NUMBER OF INVESTORS AND CAN BE RESOLD OR IS SUBJECT TO REGISTRATION RIGHTS

    If our stockholders sell substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options) in the public market, the market price of our Common Stock could fall. Such sales may also make it more difficult for us to sell equity or equity-related securities in the public market in the future at a time and at a price that we deem appropriate.

    In addition, we have registered for resale the 3,250,000 shares of our Common Stock reserved for issuance under our stock option plan. At our 2001 Annual Meeting we intend to ask our stockholders to amend our stock option plan to increase the shares reserved for issuance to 4,550,000. If such amendment is approved, we intend to register for resale the additional shares. As of December 31, 2000, options to purchase 2,459,150 shares of our Common Stock were outstanding and, upon exercise of these options, the underlying shares will be eligible for sale in the public market from time to time subject to vesting. The possible sale of a significant number of these shares may cause the price of our Common Stock to fall.

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

ITEM 2. PROPERTIES

    Our executive offices are located at Two International Place, 23rd Floor, Boston, Massachusetts 02110. In Boston, we occupy 10,569 square feet under a lease, and each of our Affiliates also leases office space in the city or cities in which it conducts business.

    In 2000, we purchased property located at 620 Hale Street and Greenwood Avenue in Pride's Crossing, Massachusetts for the development of our future executive offices. In connection with the development of the site and the financing of development costs, we subsequently transferred the property to an entity held jointly with the financing underwriter. We intend to transition from our Boston site to the Pride's Crossing site in the third and fourth quarters of 2001. We believe that the property, once developed, will be suitable for our use for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we and our Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low closing prices as reported on the New York Stock Exchange composite tape during the last two years.

                                                                HIGH           LOW
                                                              --------       --------
2000
  First Quarter.............................................    $50            $33
  Second Quarter............................................     45 1/2         31 3/8
  Third Quarter.............................................     64 1/4         42 1/2
  Fourth Quarter............................................     63 5/8         44 3/16
1999
  First Quarter.............................................    $33 1/16       $24
  Second Quarter............................................     32 1/4         25
  Third Quarter.............................................     31 3/8         24 7/8
  Fourth Quarter............................................     40 7/16        23

    The closing price for the shares on the New York Stock Exchange on March 23, 2001 was $45.80.

    From December 31, 2000 to March 23, 2001, we repurchased 14,000 shares of Common Stock at an average price per share of $49.85 under a share repurchase program authorized by our Board of Directors in April 2000.

    As of December 31, 2000 there were 57 stockholders of record. As of March 23, 2001 there were 46 stockholders of record.

    We have not declared a dividend with respect to the periods presented. We intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase our Common Stock when appropriate, and develop our existing business. We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Our credit facility also prohibits us from making dividend payments to our stockholders.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                               1996        1997        1998        1999        2000
                                             ---------   ---------   ---------   ---------   ---------
                                              (IN THOUSANDS, EXCEPT AS INDICATED AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues...................................   $50,384    $ 95,287    $238,494    $518,726    $458,708
Net income (loss)..........................    (2,372)     (8,368)     25,551      72,188      56,656
Earnings per share -- diluted..............     (5.49)      (1.02)       1.33        3.18        2.49
Average shares outstanding -- diluted(1)...       432       8,236      19,223      22,693      22,749
OTHER FINANCIAL DATA
Assets under management (at period end, in
  millions)................................   $19,051    $ 45,673    $ 57,731    $ 82,041    $ 77,523
EBITDA(2)..................................    10,524      20,044      76,312     166,801     142,378
Cash Net Income(3).........................     7,596      10,201      45,675      98,318      87,676
Cash earnings per share -- diluted(4)......     17.58        1.24        2.38        4.33        3.85
BALANCE SHEET DATA
Intangible assets(5).......................   $71,472    $392,573    $490,949    $571,881    $643,470
Total assets...............................   101,335     456,990     605,334     909,073     793,730
Senior debt................................    33,400     159,500     212,500     174,500     151,000
Stockholders' equity(1)....................    36,989     259,740     313,655     477,986     493,910

------------------------

(1) In connection with our initial public offering in November 1997, we raised $189 million from the sale of 8.7 million shares of Common Stock and
    8.0 million shares of preferred stock converted to shares of Common Stock. In March 1999, we raised $102.3 million from our sale of an additional
    4.0 million shares of Common Stock.

(2) As defined by Note (2) on page 11.

(3) As defined by Note (3) on page 11.

(4) Cash earnings per share represents Cash Net Income divided by average shares outstanding. Cash earnings per share for 1996 and 1997 shown above are before extraordinary items related to the replacement of AMG's previous credit facilities with new facilities.

(5) Intangible assets have increased with each new investment in an Affiliate. From our inception through December 31, 2000, we made investments in fifteen Affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    WHEN USED IN THIS FORM 10-K AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "BELIEVES," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER THE CAPTION "BUSINESS--CAUTIONARY STATEMENTS" THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE WISH TO ADVISE READERS THAT THE FACTORS UNDER THE CAPTION "BUSINESS--

CAUTIONARY STATEMENTS" COULD AFFECT OUR FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS.

OVERVIEW

    We buy and hold equity interests in mid-sized investment management firms (our "Affiliates") and currently derive all of our revenues from those firms. We hold investments in 15 Affiliates that in aggregate managed $77.5 billion in assets at December 31, 2000. Our most recent investment was in Frontier Capital Management Company, LLC in January 2000.

    We have a revenue sharing arrangement with each of our Affiliates which allocates a specified percentage of revenues, typically 50-70%, for use by management of that Affiliate in paying operating expenses, including salaries and bonuses, which we refer to as the "Operating Allocation." The remaining portion of revenues of each such Affiliate, typically 30-50%, is referred to as the "Owners' Allocation," and is allocated to the owners of that Affiliate (including AMG), generally in proportion to their ownership of the Affiliate. In certain cases our profit distribution is paid to us in the form of a guaranteed payment for the use of our capital or a license fee, which in each case is paid from the Owners' Allocation. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of these Affiliates by allowing them:

    - to participate in the growth of their firm's revenues, which may increase their compensation from the Operating Allocation, and profit distributions from the Owners' Allocation; and

    - to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and compensation.

    Under the revenue sharing arrangements, the managers of our Affiliates have incentives both to increase revenues of the Affiliate (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses of the Affiliate (thereby increasing the excess Operating Allocation).

    The revenue sharing arrangements allow us to participate in the revenue growth of our Affiliates because we receive a portion of the additional revenue as our share of the Owners' Allocation. However, we participate in that growth to a lesser extent than the managers of our Affiliates, because we do not share in the growth of the Operating Allocation.

    Under the organizational documents of the Affiliates, the allocations and distributions of cash to us generally take priority over the allocations and distributions to the other owners of the Affiliates. This further protects us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's management owners, until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of future Affiliate management Owners' Allocation. Unlike all other Affiliates, The Managers Funds LLC is not subject to a revenue sharing arrangement since we own substantially all of the firm. As a result, we participate fully in any increase or decrease in the revenues or expenses of Managers.

    The portion of our Affiliates' revenues which is included in their Operating Allocation and retained by them to pay salaries, bonuses and other operating expenses, as well as the portion of our Affiliates' revenues which are included in their Owners' Allocation and distributed to us and the other owners of the Affiliates, are included as "revenues" in our Consolidated Statements of Operations. The expenses of our Affiliates which are paid out of the Operating Allocation, as well as our holding company expenses which we pay out of the amounts of the Owners' Allocation which we receive from the Affiliates, are both included in "operating expenses" on our Consolidated Statements of

Operations. The portion of our Affiliates' revenues which is allocated to owners of the Affiliates other than us through their share of Owners' Allocation is included in "minority interest" on our Consolidated Statements of Operations.

    Our revenues are generally derived from the provision of investment management services for fees by our Affiliates. Investment management fees (or "asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate based on levels of investment performance achieved. While the Affiliates bill performance-based fees at various times throughout the year, the greatest portion of these fees have historically been billed in the fourth quarter in any given year. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies (which we call "overlay assets"), which employ futures, options or other derivative securities to achieve a particular investment objective.

    Our level of profitability will depend on a variety of factors including principally:

    - the level of Affiliate revenues, which is dependent on the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients and obtaining favorable investment results;

    - a variety of factors affecting the securities markets generally, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates;

    - the receipt of Owners' Allocation, which is dependent on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins;

    - the availability and cost of the capital with which we finance our existing and new investments;

    - our success in attracting new investments and the terms upon which such transactions are completed;

    - the level of intangible assets and the associated amortization expense resulting from our investments;

    - the level of expenses incurred for holding company operations, including compensation for its employees; and

    - the level of taxation to which we are subject.

    In addition, our profitability will depend upon fees paid on the basis of investment performance at certain Affiliates. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. In particular, performance-based fees were of an unusual magnitude in 1998 and 1999, but were not as significant in 2000, and may not recur even to the same magnitude as 2000 in future years, if at all. In addition, while the performance-based fee contracts of our Affiliates apply to investment management services in a range of investment management styles and securities market sectors, such contracts may be concentrated in certain styles and sectors. For example, in 1999 we benefited from a concentration of such products in technology sectors which performed well in that year but have declined significantly since that time. To the extent such contracts are concentrated within styles or sectors, they are subject to the continuing impact of fluctuating securities prices in such styles and sectors as well as the performance of the relevant Affiliates.

    As described above, our revenue is largely from fees based upon our Affiliates' assets under management, and as of the end of 2000 in excess of 90% of that revenue was derived from the equity asset class. As a result, our revenue is impacted by the performance of the equity markets as a whole. Through the end of the first quarter of 2001, market indices such as the Dow Jones Industrial Average and the NASDAQ Composite Index had declined significantly. As with many financial services firms, our results in the first quarter of 2001 will be affected adversely by these broad market declines, and our results in the future would be affected adversely by further market declines.

    Our investments have been accounted for using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of December 31, 2000, our total assets were approximately $793.7 million, of which approximately $199.4 million consisted of acquired client relationships and $444.1 million consisted of goodwill.

    The amortization period for intangible assets for each investment is assessed individually, with amortization periods for our investments to date ranging from seven to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. In determining the amortization period for intangible assets acquired, we consider a number of factors including:

    - the firm's historical and potential future operating performance and rate of attrition among clients;

    - the stability and longevity of existing client relationships;

    - the firm's recent, as well as long-term, investment performance;

    - the characteristics of the firm's products and investment styles;

    - the stability and depth of the firm's management team; and

    - the firm's history and perceived franchise or brand value.

    We regularly perform an evaluation of intangible assets on an investment-by-investment basis to determine whether there has been any impairment in their carrying value or their useful lives. If impairment is indicated, then the carrying amount of intangible assets, including goodwill, will be reduced to their fair values.

    As a result of our investments, amortization expense, which is a non-cash charge, has historically represented a significant percentage of our expenses. In February 2001, the Financial Accounting Standards Board released a proposed accounting standard that, if adopted, would change the accounting for goodwill. If the standard is adopted, goodwill would no longer be amortized. Since goodwill amortization represented 60% of total intangible amortization expense in the year ended December 31, 2000, under similar circumstances in the future our net income and earnings per share may be higher for this reason. There can be no assurance that this standard will be adopted in its proposed form, or at all.

    Even if the pending accounting changes occur, intangible amortization (related to acquired client relationships) will continue to be a material component of our operating expenses. Accordingly, we believe it is significant to distinguish amortization expense and other non-cash expenses (principally depreciation) from other operating expenses since these expenses do not require the use of cash. We have provided additional supplemental information in this report for "cash" related earnings as an addition to, but not a substitute, for measures of financial performance under generally accepted accounting principles. Our additional measures of "cash" related earnings are:

    - Cash Net Income (net income plus depreciation and amortization), which we believe is useful to investors as an indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on our Common Stock (although the Company has no current plans to pay dividends);

    - EBITDA (earnings before interest expense, income taxes, depreciation and amortization), which we believe is useful to investors as an indicator of our ability to service debt, make new investments and meet working capital requirements; and

    - EBITDA Contribution (EBITDA plus our holding company operating expenses), which we believe is useful to investors as an indicator of funds available from our Affiliates' operations to service debt, make new investments and meet working capital requirements.

    Assets under management were $77.5 billion at December 31, 2000 versus $82.0 billion at December 31, 1999. The decrease in assets under management during the year resulted from the net loss of low-fee overlay assets of $7.4 billion, principally from the loss of two passive overlay asset accounts. Negative investment performance of $2.6 billion also contributed to the decrease. These decreases were partially offset by our new investments
($5.2 billion of assets under management at the time of investment), including our investment in Frontier Capital Management Company, LLC, and positive net client cash flows of directly managed assets of $238.7 million.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

    We had net income of $56.7 million for the year ended December 31, 2000 compared to net income of $72.2 million for the year ended December 31, 1999. The decrease in net income resulted primarily from lower performance-based fees, partially offset by internal growth of existing Affiliates and our investment in Frontier.

    Total revenues for the year ended December 31, 2000 were $458.7 million, a decrease of $60.0 million from the year ended December 31, 1999. Revenues (excluding performance-based fees) grew 38% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The decrease in total revenues resulted from an unusual magnitude of performance-based fees realized in 1999 which did not recur at this level in 2000. Revenues from performance-based fees represented approximately 5% of total revenues for the year ended December 31, 2000 compared to approximately 39% of total revenues for the year ended
December 31, 1999. The decrease in performance-based fees in 2000 when compared to 1999 was partially offset by the growth in asset-based fees at our existing Affiliates and from revenues from our investment in Frontier.

    Total operating expenses decreased by $21.8 million to $284.3 million for the year ended December 31, 2000 over the year ended December 31, 1999. Compensation and related expenses decreased by $43.1 million to $174.7 million. Amortization of intangible assets increased by $4.2 million to $26.4 million, selling, general and administrative expenses increased by $15.0 million to $68.2 million, and other operating expenses increased by $1.4 million to $10.3 million. The decrease in operating expenses was principally a result of the net decrease in Affiliates' Operating Allocation due to the decrease in performance-based fees, partially offset by the increase in mutual fund distribution expenses resulting from the acquisition of The Managers Funds LLC in 1999 and the subsequent growth in Managers' revenues and related distribution expenses in 2000. The increase in amortization expense was principally the result of our investment in Frontier.

    Investment and other income decreased by $12.0 million to $2.3 million for the year ended December 31, 2000 over the year ended December 31, 1999, as a result of the significant levels of income recognized from our interests in Affiliate investment partnerships in 1999 that did not recur in 2000.

    Minority interest decreased by $20.9 million to $65.3 million for the year ended December 31, 2000 over the year ended December 31, 1999, primarily as a result of the decrease in performance-based fees earned in 2000, partially offset by the growth in asset-based fees and our investment in Frontier.

    Interest expense increased by $4.0 million to $15.8 million for the year ended December 31, 2000 over the year ended December 31, 1999. The increase in interest expense was the result of an increase in the weighted average debt outstanding under our credit facility and increases in LIBOR interest rates. The increase in weighted average debt outstanding was attributable to our investment in Frontier and the repurchase of Common Stock, partially offset by debt repayments from cash flows from operations.

    Income tax expense was $39.0 million for the year ended December 31, 2000 compared to $56.7 million for the year ended December 31, 1999. The change in income tax expense was related principally to the decrease in income before taxes in the year ended December 31, 2000, as well as a decrease in our effective tax rate from 44% to 41%. The effective tax rate decreased in 2000 as a result of stockholder approval of an incentive compensation plan which increased allowable compensation deductions, among other initiatives.

    EBITDA decreased by $24.4 million to $142.4 million for the year ended December 31, 2000 over the year ended December 31, 1999, resulting from the decrease in performance-based fees, partially offset by the growth in asset-based fees at our existing Affiliates and our investment in Frontier.

    Cash Net Income decreased by $10.6 million to $87.7 million for the year ended December 31, 2000 over the year ended December 31, 1999 as a result of the factors affecting net income as described above, excluding the changes in depreciation and amortization during the year.

    YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

    We had net income of $72.2 million for the year ended December 31, 1999 compared to net income of $25.6 million for the year ended December 31, 1998. The increase in net income resulted primarily from a substantial increase in performance-based fees earned by several Affiliates (principally Essex Investment Management Company, LLC), as well as growth in asset-based fees resulting from positive investment performance. In addition, the investments we made in 1998 and 1999 contributed significantly to our growth. We invested in Essex in March 1998, Davis Hamilton Jackson & Associates,

L.P. in December 1998, Rorer Asset Management, LLC in January 1999 and Managers in April 1999 and included their results from the respective dates of investment.

    Total revenues for the year ended December 31, 1999 were $518.7 million, an increase of $280.2 million over the year ended December 31, 1998. The increase in revenues resulted from a substantial increase in performance-based fees earned by several Affiliates, as well as growth in asset-based fees resulting from positive investment performance and investments in new Affiliates. Revenues from performance-based fees increased from approximately 18% of total revenues for the year ended December 31, 1998 to approximately 39% of total revenues for the year ended December 31, 1999. The increase in performance-based fees was primarily the result of performance-based fee contracts in place at Essex.

    Total operating expenses increased by $160.4 million to $306.1 million for the year ended December 31, 1999 over the year ended December 31, 1998. Compensation and related expenses increased by $130.1 million to $217.8 million, amortization of intangible assets increased by $4.8 million to $22.2 million, selling, general and administrative expenses increased by $21.6 million to $53.3 million, and other operating expenses increased by $2.6 million to $8.9 million. The growth in operating expenses was principally a result of an increase in Affiliates' Operating Allocation due to a substantial increase in performance-based fees earned by several Affiliates, growth in asset-based fees resulting from positive investment performance and investments in new Affiliates.

    Investment and other income increased by $12.0 million to $14.2 million for the year ended December 31, 1999 over the year ended December 31, 1998, substantially from the significant levels of income recognized from our interests in Affiliate investment partnerships in 1999.

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

    Income tax expense was $56.7 million for the year ended December 31, 1999 compared to $17.0 million for the year ended December 31, 1998. The change in income tax expense was related principally to the increase in income before taxes in the year ended December 31, 1999.

    EBITDA increased by $90.5 million to $166.8 million for the year ended December 31, 1999 over the year ended December 31, 1998, resulting from a substantial increase in performance-based fees earned by several Affiliates, growth in asset-based fees resulting from positive investment performance and investments in new Affiliates.

    Cash Net Income increased by $52.6 million to $98.3 million for the year ended December 31, 1999 over the year ended December 31, 1998 as a result of the factors affecting net income as described above, excluding the changes in depreciation and amortization during the year.

LIQUIDITY AND CAPITAL RESOURCES

    We have met our cash requirements primarily through borrowings from our banks, cash generated by operating activities and the issuance of equity securities in public transactions. Our principal uses of cash have been to make investments, repay indebtedness, pay income taxes, repurchase shares, support our and our Affiliates' operating activities and for working capital purposes. We expect that our principal use of funds for the foreseeable future will be for additional investments, distributions to management owners of Affiliates, repayments of debt, including interest on outstanding debt, payment of income taxes, repurchase of shares, capital expenditures, additional investments in existing Affiliates, including our purchase of management owners' retained equity and for working capital purposes.

    At December 31, 2000, we had outstanding borrowings of senior debt under our credit facility of $151 million and the ability to borrow an additional
$179 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million. Our outstanding senior debt balance as of December 31, 2000 decreased by 13% as compared to December 31, 1999 as a result of repayments from cash flow from ongoing operations, partially offset by borrowings for our investment in Frontier Capital Management Company, LLC in January 2000 and repurchases of shares of our Common Stock. During 2000, we began a cash management program with our Affiliates that enabled us to access their excess cash through intercompany loans. At December 31, 2000, we had $52.8 million in such loans. Because these loans are intercompany balances, they are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

    Our borrowings under the credit facility are collateralized by pledges of all of our interests in Affiliates (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our Affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness), (ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned Affiliate if, as a result of such transfer, we would own less than 51% of such firm, and
(iv) declaring or paying dividends on our Common Stock. Our credit facility bears interest at either LIBOR plus a margin or the Prime Rate plus a margin. We pay a commitment fee on the daily unused portion of the facility. In order to partially offset our exposure to changing interest rates we have entered into interest rate hedging contracts, as discussed below in "Market Risk." The credit facility matures during December 2002.

    In order to provide the funds necessary for us to continue to acquire interests in investment management firms, including in our existing Affiliates upon the sale by our Affiliates' management owners of their retained equity to us, it will be necessary for us to incur, from time to time, additional long-term bank debt and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us, if at all.

    Net cash flow from operating activities was $153.7 million, $89.1 million and $45.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in net cash flow from operating activities from 1999 to 2000 resulted principally from the operating cash flows received in 2000 from performance-based fees earned in the fourth quarter of 1999, and the internal growth of our existing Affiliates. The increase in net cash flow from operating activities from 1998 to 1999 resulted principally from the internal growth of our existing Affiliates.

    Net cash flow used in investing activities was $111.7 million, $112.9 million and $72.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Of these amounts, $104.4 million, $103.5 million and $66.6 million, respectively, were used to make investments in Affiliates.

    In January 2000, we acquired our ownership interest in Frontier. In 1999, we acquired our ownership interests in Rorer and Managers and repaid a note issued in the fourth quarter of 1998 in connection with our Davis Hamilton investment. In 1998, we acquired a portion of our ownership interest in Essex with cash. All of these investments were financed with borrowings under our credit facility.

    Net cash flow used in financing activities was $64.0 million in the year ended December 31, 2000 versus net cash flow from financing activities of $54.0 million and $28.2 million for the years ended December 31, 1999 and 1998, respectively. The principal sources of cash from financing activities over the last three years have been borrowings under our credit facility and the public offering of our Common Stock. The uses of cash from financing activities during this period were for the repayment of debt and for the repurchase of Common Stock.

    During the year ended December 31, 2000, we repurchased 1,261,800 shares of Common Stock at an average price of $38.68, with borrowings under our credit facility. The repurchases were pursuant to two share repurchase programs authorized by our Board of Directors in October 1999 and April 2000. Each program authorized us to repurchase up to five percent of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at our discretion.

INTEREST RATE SENSITIVITY

    Our revenues are derived primarily from fees that are based on the values of assets managed. Such values are affected by changes in the broader financial markets which are, in part, affected by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates' assets under management and associated fees.

    With respect to our debt financing, we are exposed to potential fluctuations in the amount of interest expense resulting from changing interest rates. We seek to offset such exposure in part by entering into interest rate hedging contracts. See "Market Risk."

MARKET RISK

    We use interest rate hedging contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposures. These instruments are not held for trading purposes. In the normal course of operations, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not represented in the analysis that follows.

    As of December 31, 2000, we were a party, with two major commercial banks as counterparties, to $185 million notional amount of interest rate hedging contracts which were linked to the three-month LIBOR rate. We closed these contracts in January 2001 in conjunction with the implementation of the new derivative accounting standard, Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("FAS 133").

    During February 2001, we became a party, with two major commercial banks as counterparties, to $50 million notional amount of interest rate hedging contracts that are linked to the three-month LIBOR rate. Under these contracts, we have agreed to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to the $50 million notional amount. These contracts cap LIBOR rates on the notional amounts at rates ranging between 4.95% and 5.14%.

    We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the three-month LIBOR rates, sustained for three months. As of March 23, 2001, this analysis indicated that this hypothetical movement in three-month LIBOR rates would have resulted in no loss in earnings.

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

RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the FASB issued FAS 133, which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and be measured at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133--an amendment to FASB Statement 133" deferred the effective date of FAS 133 to financial statements for fiscal years beginning after June 15, 2000.

    We adopted the standard on January 1, 2001, and the adoption did not materially impact our consolidated financial statements.

    In February 2001, the FASB released a proposed accounting standard that, if adopted, would change the accounting for goodwill. If the standard is adopted, goodwill would no longer be amortized. Since goodwill represented 60% of total intangible amortization expense in the year ended December 31, 2000, under similar circumstances in the future, our net income and earnings per share may be higher for this reason. There can be no assurance that this standard will be adopted in its proposed form, or at all.

ECONOMIC AND MARKET CONDITIONS

    Prior to the year 2000, the investment management sector has been one of the fastest growing sectors in the financial services industry. As one example of this growth, the assets under management of mutual funds increased at a compound annual growth rate of 25% from 1995 to the end of 1999, to a total of $6.8 trillion at the end of 1999, according to the Investment Company Institute. In 2000 and in the first quarter of 2001, however, the investment management sector (like the financial services industry more broadly) experienced extraordinary volatility, as equity markets declined significantly.

    Domestic and foreign economic conditions and general trends in business and finance, among other factors, affect the financial markets and businesses operating in the securities industry. We cannot guarantee that broader market performance will be favorable in the future. A continued decline in the financial markets or a lack of sustained growth may result in a corresponding decline in our Affiliates' performance and may cause our Affiliates to experience declining assets under management and/or fees, which would reduce cash flow distributable to us.

INTERNATIONAL OPERATIONS

    First Quadrant Limited, a sister company to First Quadrant, L.P., is organized and headquartered in London, England. Tweedy, Browne Company LLC, based in New York, also maintains a research office in London. In the future, we may seek to invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on First Quadrant Limited or other non-U.S. investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

INFLATION

    We do not believe that inflation or changing prices have had a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For quantitative and qualitative disclosures about market risk affecting us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" in Item 7 above, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
AFFILIATED MANAGERS GROUP, INC.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2001

                        AFFILIATED MANAGERS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 53,879   $ 31,612
  Investment advisory fees receivable.......................   239,383     66,126
  Other current assets......................................     6,705     15,448
                                                              --------   --------
      Total current assets..................................   299,967    113,186
Fixed assets, net...........................................    12,321     15,346
Equity investment in Affiliate..............................     1,563      1,816
Acquired client relationships, net of accumulated
  amortization of $23,202 in 1999 and $33,775 in 2000.......   186,499    199,354
Goodwill, net of accumulated amortization of $36,103
  in 1999 and $51,939 in 2000...............................   385,382    444,116
Other assets................................................    23,341     19,912
                                                              --------   --------
      Total assets..........................................  $909,073   $793,730
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $170,299   $ 86,800
                                                              --------   --------
      Total current liabilities.............................   170,299     86,800
Senior bank debt............................................   174,500    151,000
Deferred taxes..............................................    25,346     31,907
Other long-term liabilities.................................     1,346      2,636
Subordinated debt...........................................       800        800
                                                              --------   --------
      Total liabilities.....................................   372,291    273,143

Minority interest...........................................    58,796     26,677

Commitments and contingencies...............................        --         --

Stockholders' equity:
Common stock................................................       235        235
Additional paid-in capital..................................   405,883    407,057
Accumulated other comprehensive income......................       (55)      (342)
Retained earnings...........................................    83,857    140,513
                                                              --------   --------
                                                               489,920    547,463
Less treasury shares........................................   (11,934)   (53,553)
                                                              --------   --------
      Total stockholders' equity............................   477,986    493,910
                                                              --------   --------
      Total liabilities and stockholders' equity............  $909,073   $793,730
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Revenues..............................................  $   238,494   $   518,726   $   458,708
Operating expenses:
  Compensation and related expenses...................       87,669       217,780       174,710
  Amortization of intangible assets...................       17,417        22,229        26,409
  Depreciation and other amortization.................        2,707         3,901         4,611
  Selling, general and administrative.................       31,643        53,251        68,216
  Other operating expenses............................        6,278         8,906        10,327
                                                        -----------   -----------   -----------
                                                            145,714       306,067       284,273
                                                        -----------   -----------   -----------
Operating income......................................       92,780       212,659       174,435
Non-operating (income) and expenses:
  Investment and other income.........................       (2,251)      (14,237)       (2,264)
  Interest expense....................................       13,603        11,764        15,750
                                                        -----------   -----------   -----------
                                                             11,352        (2,473)       13,486
                                                        -----------   -----------   -----------
Income before minority interest and income taxes......       81,428       215,132       160,949
                                                        -----------   -----------   -----------
Minority interest.....................................      (38,843)      (86,225)      (65,341)
                                                        -----------   -----------   -----------
Income before income taxes............................       42,585       128,907        95,608
Income taxes..........................................       17,034        56,719        38,952
                                                        -----------   -----------   -----------
Net income............................................  $    25,551   $    72,188   $    56,656
                                                        ===========   ===========   ===========
Earnings per share -- basic...........................  $      1.45   $      3.25   $      2.54
                                                        ===========   ===========   ===========
Earnings per share -- diluted.........................  $      1.33   $      3.18   $      2.49
                                                        ===========   ===========   ===========
Average shares outstanding -- basic...................   17,582,900    22,180,112    22,307,476
Average shares outstanding -- diluted.................   19,222,831    22,693,016    22,748,595

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Net income............................................  $    25,551   $    72,188   $    56,656
Foreign currency translation adjustment, net of
  taxes...............................................           46           (71)         (287)
                                                        -----------   -----------   -----------
Comprehensive income..................................  $    25,597   $    72,117   $    56,369
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Cash flow from operating activities:
  Net income................................................  $  25,551   $  72,188   $  56,656
Adjustments to reconcile net income to net cash flow from
  operating activities:
  Amortization of intangible assets.........................     17,417      22,229      26,409
  Depreciation and other amortization.......................      2,707       3,901       4,611
  Deferred income tax provision.............................     10,410      14,936       6,561
Changes in assets and liabilities:
  Decrease (increase) in investment advisory fees
    receivable..............................................    (38,053)   (163,262)    182,241
  Increase in other current assets..........................     (2,766)     (1,260)     (8,639)
  Decrease (increase) in non-current other receivables......         --     (10,779)      5,064
  Increase (decrease) in accounts payable, accrued expenses
    and other liabilities...................................     22,489     116,518     (87,073)
  Increase (decrease) in minority interest..................      7,669      34,648     (32,119)
                                                              ---------   ---------   ---------
      Cash flow from operating activities...................     45,424      89,119     153,711
                                                              ---------   ---------   ---------
Cash flow used in investing activities:
  Purchase of fixed assets..................................     (4,313)     (6,050)     (6,235)
  Costs of investments, net of cash acquired................    (66,577)   (103,500)   (104,438)
  Distributions received from Affiliate equity investment...        675         550         428
  Increase in other assets..................................       (750)       (486)       (699)
  Loans to employees........................................     (1,700)     (3,453)       (786)
                                                              ---------   ---------   ---------
      Cash flow used in investing activities................    (72,665)   (112,939)   (111,730)
                                                              ---------   ---------   ---------
Cash flow from (used in) financing activities:
  Borrowings of senior bank debt............................     78,800     155,800     193,500
  Repayments of senior bank debt............................    (47,800)   (171,800)   (217,000)
  Repayments of notes payable to related parties............         --     (22,000)         --
  Issuances of equity securities............................        (62)    101,536       8,412
  Repurchase of stock.......................................     (2,612)     (9,322)    (48,858)
  Debt issuance costs.......................................       (163)       (179)        (15)
                                                              ---------   ---------   ---------
      Cash flow from (used in) financing activities.........     28,163      54,035     (63,961)
Effect of foreign exchange rate changes on cash flow........         47         (71)       (287)
Net increase (decrease) in cash and cash equivalents........        969      30,144     (22,267)
Cash and cash equivalents at beginning of year..............     22,766      23,735      53,879
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  23,735   $  53,879   $  31,612
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  11,780   $  11,654   $  17,025
  Income taxes paid.........................................      3,358      20,576      52,415
Supplemental disclosure of non-cash financing activities:
  Stock issued in acquisitions..............................     30,992          --          --
  Notes issued in acquisitions..............................     22,000          --          --
  Conversion of convertible stock to common stock...........         --      30,992          --
  Common stock received for the exercise of stock options...         --          --       1,027
  Capital lease obligations for fixed assets................         --          --         816

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                                       ADDITIONAL
                           PREFERRED     COMMON     CONVERTIBLE   PREFERRED    COMMON    CONVERTIBLE    PAID-IN     RETAINED
                            SHARES       SHARES       SHARES        STOCK      STOCK        STOCK       CAPITAL     EARNINGS
                           ---------   ----------   -----------   ---------   --------   -----------   ----------   --------
December 31, 1997........      --      17,703,617           --      $ --        $177       $     --     $273,475    $(13,912)
Issuance of common
  stock..................      --              --           --        --          --             --          (62)         --
Issuance of convertible
  stock..................      --              --    1,750,942        --          --         30,992           --          --
Purchase of common
  stock..................      --              --           --        --          --             --           --          --
Net income...............      --              --           --        --          --             --           --      25,551
Other comprehensive
  income.................      --              --           --        --          --             --           --          46
                              ---      ----------   ----------      ----        ----       --------     --------    --------
December 31, 1998........      --      17,703,617    1,750,942        --         177         30,992      273,413      11,685
Issuance of common
  stock..................      --       4,000,938           --        --          40             --      101,496          --
Conversion of convertible
  stock..................      --       1,750,942   (1,750,942)       --          18        (30,992)      30,974          --
Purchase of common
  stock..................      --              --           --        --          --             --           --          --
Net income...............      --              --           --        --          --             --           --      72,188
Other comprehensive
  income.................      --              --           --        --          --             --           --         (71)
                              ---      ----------   ----------      ----        ----       --------     --------    --------
December 31, 1999........      --      23,455,497           --        --         235             --      405,883      83,802
Issuance of common
  stock..................      --          63,547           --        --          --             --        1,227          --
Purchase of common
  stock..................      --              --           --        --          --             --          (53)         --
Net income...............      --              --           --        --          --             --           --      56,656
Other comprehensive
  income.................      --              --           --        --          --             --           --        (287)
                              ---      ----------   ----------      ----        ----       --------     --------    --------
December 31, 2000........      --      23,519,044           --      $ --        $235       $     --     $407,057    $140,171
                              ===      ==========   ==========      ====        ====       ========     ========    ========

                                        TREASURY
                            TREASURY     SHARES
                             SHARES     AT COST
                           ----------   --------
December 31, 1997........          --   $     --
Issuance of common
  stock..................          --         --
Issuance of convertible
  stock..................          --         --
Purchase of common
  stock..................    (172,000)    (2,612)
Net income...............          --         --
Other comprehensive
  income.................          --         --
                           ----------   --------
December 31, 1998........    (172,000)    (2,612)
Issuance of common
  stock..................          --         --
Conversion of convertible
  stock..................          --         --
Purchase of common
  stock..................    (346,900)    (9,322)
Net income...............          --         --
Other comprehensive
  income.................          --         --
                           ----------   --------
December 31, 1999........    (518,900)   (11,934)
Issuance of common
  stock..................     328,938      8,266
Purchase of common
  stock..................  (1,287,401)   (49,885)
Net income...............          --         --
Other comprehensive
  income.................          --         --
                           ----------   --------
December 31, 2000........  (1,477,363)  $(53,553)
                           ==========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND NATURE OF OPERATIONS

    The principal business activity of Affiliated Managers Group, Inc. ("AMG" or the "Company") is to acquire and hold principally majority equity interests in mid-sized investment management firms ("Affiliates"). AMG's Affiliates operate in one industry segment, that of providing investment management services, primarily in the United States and Europe, to mutual funds, partnerships and institutional and individual clients.

    Affiliates are either organized as limited partnerships, general partnerships or limited liability companies. AMG has contractual arrangements with each Affiliate (other than The Managers Funds LLC) whereby a percentage of revenues is allocable to fund Affiliate operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenues (the Owners' Allocation) is allocable to AMG and the other partners or members, generally with a priority to AMG. Unlike all other Affiliates, Managers is not subject to a revenue sharing arrangement since AMG owns substantially all of the firm. As a result, the Company participates fully in any increase or decrease in the revenues or expenses of Managers.

    ACCOUNTING FOR INVESTMENTS

    These consolidated financial statements include the accounts of AMG and each Affiliate in which AMG has a controlling interest. In each such instance, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), sole managing general partner (in the case of the Affiliate which is a general partnership) or sole manager member (in the case of Affiliates which are limited liability companies). For Affiliate operations consolidated into these financial statements, the portion of the Owners' Allocation allocated to owners other than AMG is included in minority interest in the Consolidated Statement of Operations. Minority interest on the Consolidated Balance Sheet includes capital and undistributed Owners' Allocation owned by the owners of consolidated Affiliates.

    Investments where AMG or an Affiliate does not hold a controlling interest are currently accounted for under the equity method of accounting and AMG's portion of net income is included in investment and other income. In the future, new investments may be accounted for under the cost method if AMG or the Affiliate owns less than a 20% interest and does not exercise significant influence. Under the cost method, AMG's portion of net income is not included in the Consolidated Statement of Operations and dividends are recorded when, and if, declared. However, charges are recognized in the Consolidated Statement of Operations if events or circumstances indicate a permanent impairment of the carrying value.

    All material intercompany balances and transactions have been eliminated. All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

    SEGMENT REPORTING

    The Company has adopted Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 superseded FAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position (see Note 15).

    REVENUE RECOGNITION

    The Company's consolidated revenues represent advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are recognized when earned based upon either the positive difference between the investment returns on a client's portfolio compared to a benchmark index or indices, or an absolute percentage of gain in the client's account.

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

    ACQUIRED CLIENT RELATIONSHIPS AND GOODWILL

    The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of assets acquired, primarily acquired client relationships. In determining the allocation of purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. The cost assigned to acquired client relationships is amortized using the straight-line method over periods ranging from seven to 28 years. The expected useful lives of acquired client relationships are analyzed separately for each acquired Affiliate and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate.

    The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is classified as goodwill. Goodwill is amortized using the straight-line method over periods ranging from 15 to 35 years. In determining the amortization period for goodwill, the Company considers a number of factors including: the firm's

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) historical and potential future operating performance; the characteristics of the firm's clients, products and investment styles; as well as the firm's history and perceived franchise or brand value.

    Unamortized intangible assets, including acquired client relationships and goodwill, are periodically re-evaluated and if experience subsequent to the acquisition indicates that there has been an impairment in value, other than temporary fluctuations, an impairment loss is recognized. Management evaluates the recoverability of unamortized intangible assets quarterly for each acquisition using estimates of undiscounted cash flows factoring in known or expected trends, future prospects and other relevant information. If impairment is indicated, the Company measures its loss as the excess of the carrying value of the intangible assets for each Affiliate over its fair value determined using valuation models such as discounted cash flows and market comparables. Fair value in such cases was determined using market comparables based on revenues, cash flow and assets under management. No impairment loss was recorded for any of the three years ended December 31, 2000.

    As further described in Note 9, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for such acquired interests. The estimated cost of purchases from equity holders who have been awarded equity interests in connection with their employment is accrued, net of estimated forfeitures, over the service period as equity-based compensation.

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

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) EQUITY-BASED COMPENSATION PLANS

    FAS 123, "Accounting for Stock-Based Compensation," encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements which include stock option grants and grants of equity based interests in Affiliates to certain limited partners or members. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma net income and earnings per share as if the fair-value based method had been applied in measuring compensation cost. The Company continues to apply APB 25 and related interpretations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" for derivative instruments which requires that all derivatives be recognized as assets and liabilities and be measured at fair value. In June 1999, FAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133--an amendment to FASB Statement 133" deferred the effective date of FAS 133 to financial statements for fiscal years beginning after June 15, 2000. The Company adopted this standard on January 1, 2001, and the adoption did not materially impact its consolidated financial statements.

2. CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and investment advisory fees receivable. The Company maintains cash and cash equivalents, short-term investments and certain off-balance sheet financial instruments with various financial institutions. These financial institutions are located in cities in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed FDIC insurance limits.

                        AFFILIATED MANAGERS GROUP, INC.

3. FIXED ASSETS AND LEASE COMMITMENTS

    Fixed assets consist of the following:

                                                              AT DECEMBER 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Office equipment..........................................  $10,735    $12,910
Furniture and fixtures....................................    7,804      8,128
Leasehold improvements....................................    3,872      6,091
Computer software.........................................    2,169      3,699
                                                            -------    -------
  Total fixed assets......................................   24,580     30,828
                                                            -------    -------
Accumulated depreciation..................................  (12,259)   (15,482)
                                                            -------    -------
  Fixed assets, net.......................................  $12,321    $15,346
                                                            =======    =======

    The Company and its Affiliates lease computer equipment and office space for their operations. At December 31, 2000, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

                                                              REQUIRED MINIMUM
YEAR ENDING DECEMBER 31,                                          PAYMENTS
------------------------                                      ----------------
2001........................................................       $7,506
2002........................................................        7,045
2003........................................................        6,152
2004........................................................        4,878
2005........................................................        3,456
Thereafter..................................................        9,783

    Consolidated rent expense for 1998, 1999 and 2000 was $6,278, $8,906 and $10,327, respectively.

    In 2000, the Company purchased property in Pride's Crossing, Massachusetts in contemplation of the development of its new corporate headquarters. In connection with the development of the site and the financing of development costs, the Company subsequently transferred the property to an entity held jointly with the financing underwriter. The Company has since entered into a lease agreement with a third party lessor, who has agreed to build the property, arrange financing for the project's costs and lease the completed facility back to the Company. The construction phase is expected to continue through the end of the third quarter of 2001. Lease payments will commence once the construction is complete.

                        AFFILIATED MANAGERS GROUP, INC.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consisted of the following:

                                                             AT DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Accounts payable.........................................  $  2,538   $ 1,309
Accrued compensation.....................................   126,461    62,992
Accrued income taxes.....................................    24,964     2,683
Accrued rent.............................................     2,196     2,001
Accrued interest.........................................     1,731       369
Deferred revenue.........................................     1,774     1,633
Accrued professional services............................     1,291     1,241
Other....................................................     9,344    14,572
                                                           --------   -------
                                                           $170,299   $86,800
                                                           ========   =======

5.  BENEFIT PLANS

    The Company has two defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and five of its Affiliates, and a non-qualified plan for certain senior employees. Ten of AMG's other Affiliates have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each Affiliate are able to make discretionary contributions to qualified plan participants up to IRS limits. Consolidated expenses related to both the qualified and non-qualified plans in 1998, 1999 and 2000 were $2,589, $8,728 and $10,759, respectively.

    The Company's contribution to the non-qualified plan (the "Plan") was $5,000 and $6,225 for the years ended December 31, 1999 and 2000, respectively. Plan balances are invested equally between the Company's Common Stock and Affiliate investment products. These irrevocable contributions were expensed when contributed and will be distributable to each participant beginning in 2001, with full vesting occurring in 2004. Realized gains on undistributed balances are paid currently to participants. Plan balances that become forfeited upon employee termination are reallocated to the remaining participants in accordance with the terms of the Plan.

6. SENIOR BANK DEBT AND SUBORDINATED DEBT

    The Company has a $330 million revolving Credit Facility ("Credit Facility"), which matures in December 2002. The Company has the option, with the consent of its lenders, to increase the facility by another $70 million to a total of $400 million. Interest is payable at rates up to 1.25% over the Prime Rate or up to 2.25% over LIBOR on amounts borrowed. The Company pays a commitment fee of up to 1/2 of 1% on the daily unused portion of the facility, which amounted to $341, $297 and $252 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company had $151 million outstanding on the Credit Facility at December 31, 2000.

    The effective interest rates on the outstanding borrowings were 6.7% and 7.2% at December 31, 1999 and 2000, respectively. All borrowings under the Credit Facility are collateralized by pledges of all capital stock or other equity interests in each AMG Affiliate owned and to be acquired. The credit agreement contains certain financial covenants which require the Company to maintain specified

                        AFFILIATED MANAGERS GROUP, INC.

6. SENIOR BANK DEBT AND SUBORDINATED DEBT (CONTINUED) minimum levels of net worth and interest coverage ratios and maximum levels of indebtedness, all as defined in the credit agreement. The credit agreement also limits the Company's ability to pay dividends and incur additional indebtedness.

    As of December 31, 2000, the Company was a party, with two major commercial banks as counterparties, to $185 million notional amount of derivative contracts. These contracts were closed in January 2001 in conjunction with the adoption of FAS 133.

    During February 2001, the Company became a party with two major commercial banks as counterparties, to $50 million notional amount of swap contracts that are linked to the three-month LIBOR. Under these swaps, the Company has agreed to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to the $50 million notional amount. These contracts cap interest rates on the notional amounts at rates ranging between 4.95% and 5.14%.

    Two of the Company's Affiliates also operate as broker-dealers and must maintain specified minimum amounts of "net capital" as defined in SEC
Rule 15c3-1. In connection with this requirement, one Affiliate has $800 of subordinated indebtedness, which qualifies as net capital under the net capital rule, while the second Affiliate maintains no such indebtedness. The subordinated indebtedness is subordinated to claims of general creditors and is secured by notes and marketable securities of certain of this Affiliate's members other than AMG.

7. INCOME TAXES

    A summary of the provision for income taxes is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
Federal:
  Current................................................  $    --    $35,658    $27,854
  Deferred...............................................   10,238     12,762      5,606
State:
  Current................................................    6,624      6,125      4,537
  Deferred...............................................      172      2,174        955
                                                           -------    -------    -------
Provision for income taxes...............................  $17,034    $56,719    $38,952
                                                           =======    =======    =======

    The effective income tax rate differs from the amount computed on income before income taxes by applying the U.S. federal income tax rate because of the effect of the following items:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
  Tax at U.S. federal income tax rate....................       35%        35%        35%
  Nondeductible expenses.................................        2          3          2
  State income taxes, net of federal benefit.............        5          7          4
  Valuation allowance....................................       (2)        (1)        --
                                                           -------    -------    -------
                                                                40%        44%        41%
                                                           =======    =======    =======

                        AFFILIATED MANAGERS GROUP, INC.

7. INCOME TAXES (CONTINUED)
    The components of deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Deferred assets (liabilities):
  State net operating loss carryforwards................  $  1,326   $  1,281
  Intangible amortization...............................   (26,770)   (35,089)
  Deferred compensation.................................        --      1,934
  Accruals..............................................     1,271      1,248
                                                          --------   --------
                                                           (24,173)   (30,626)
                                                          --------   --------
Valuation allowance.....................................    (1,173)    (1,281)
                                                          --------   --------
Net deferred income taxes...............................  $(25,346)  $(31,907)
                                                          ========   ========

    At December 31, 2000, the Company had state net operating loss carryforwards of $31,741 which expire over a period of 15 years beginning in the year 2001. The realization of these carryforwards is dependent on generating sufficient taxable income prior to their expiration. The valuation allowance at December 31, 1999 and 2000 is related to the uncertainty of the realization of these loss carryforwards.

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

                        AFFILIATED MANAGERS GROUP, INC.

9. ACQUISITIONS

    2000

    On January 18, 2000, the Company acquired an equity interest in Frontier Capital Management Company, LLC, a Boston-based investment manager. AMG financed this investment with a borrowing under its credit facility. The results of Frontier's operations are included in the consolidated results of operations of the Company from its date of acquisition, January 18, 2000.

    1999

    On January 6, 1999, the Company acquired an equity interest in Rorer Asset Management, LLC, a Philadelphia-based investment advisor. On April 1, 1999, the Company acquired substantially all of the equity interests in The Managers Funds LLC, which then served as the adviser to a family of equity and fixed income no-load mutual funds. AMG financed these two investments with borrowings under its credit facility.

    The results of operations of Rorer and Managers are included in the consolidated results of operations of the Company from their respective dates of acquisition, January 6, 1999 and April 1, 1999.

    1998

    On March 20, 1998, the Company acquired an equity interest in Essex Investment Management Company, LLC. Essex is a Boston-based manager which specializes in investing in growth equities, using a fundamental research driven approach. AMG financed this investment through borrowings under its credit facility and through issuance of shares of its Series C Convertible Non-Voting Stock, for an equity interest in Essex. The Series C Stock is non-voting stock and carries no preferences with respect to dividends or liquidation. Each share of Series C Stock converted into one share of Common Stock on March 20, 1999.

    On December 31, 1998, AMG acquired an equity interest in Davis Hamilton. Davis Hamilton is a Houston-based asset management firm with approximately
$3.5 billion of assets under management at December 31, 1998. The Company issued notes to close the transaction which were settled on January 4, 1999. AMG financed these two investments with borrowings under its credit facility.

    The results of operations of Essex and Davis Hamilton are included in the consolidated results of operations of the Company from their respective dates of acquisition, March 20, 1998 and December 31, 1998.

                        AFFILIATED MANAGERS GROUP, INC.

9. ACQUISITIONS (CONTINUED)
    PURCHASE PRICE OF INVESTMENTS

    The total purchase price, including cash, notes, common stock and capitalized transaction costs, associated with these investments is allocated as follows:

                                                                DECEMBER 31,
                                                      --------------------------------
                                                        1998        1999        2000
                                                      --------   ----------   --------
Allocation of Purchase Price:
  Tangible equity, net of cash acquired.............  $  3,776    $    340    $  6,439
  Intangible assets.................................   115,793     103,160      97,999
                                                      --------    --------    --------
      Total purchase price..........................  $119,569    $103,500    $104,438
                                                      ========    ========    ========

    Unaudited pro forma data for the years ended December 31, 1999 and 2000 are set forth below, giving consideration to the acquisitions occurring in the respective two-year period as if such transactions occurred as of the beginning of 1999, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1999            2000
                                                       ---------       ---------
Revenues.............................................  $550,139        $459,816
Net income...........................................    75,465          57,654

Earnings per share -- basic..........................  $   3.40        $   2.58
Earnings per share -- diluted........................      3.33            2.53

    In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified revenue targets over a five-year period, to make additional purchase payments of up to $25 million plus interest as applicable. These contingent payments, if achieved, will be settled for cash with most coming due beginning January 1, 2002 and will be accounted for as an adjustment to the purchase price of the Affiliate. In addition, subject to achievement of performance goals, certain key Affiliate employees have options to receive additional equity interests in their Affiliates.

    As part of all of the Company's operating agreements (except that of Paradigm Asset Management Company, L.L.C.) Affiliate management owners have rights ("Puts"), which require the Company to purchase their retained equity interests at staged intervals. The Company is also obligated to purchase all remaining management owners' interests (each, a "Purchase," and collectively, the "Purchases") in Affiliates upon death, disability or termination of employment. All of the Puts and Purchases would take place based on a multiple of the respective Affiliate's Owners' Allocation but using reduced multiples for terminations for cause or for voluntary terminations occurring prior to agreed upon dates, all as defined in the general partnership, limited partnership or limited liability company agreements of the Affiliates. In addition, to ensure the availability of continued ownership participation to future key employees, the Company has options to repurchase ("Calls") certain retained equity interests in Affiliates owned by partners or members.

    The Company's contingent obligations under the Put and Purchase arrangements at December 31, 2000 ranged from $93 million if it is assumed that all such obligations occur due to early resignations

                        AFFILIATED MANAGERS GROUP, INC.

9. ACQUISITIONS (CONTINUED)
or terminations for cause, to $485 million if it is assumed that all such obligations occur due to death, disability or terminations without cause. Assuming the closing of all such Put and Purchase transactions, AMG would own the prospective Owners' Allocation of all interests owned by Affiliate management described above, an amount which totaled approximately $65.3 million in the year ended December 31, 2000.

10. STOCKHOLDERS' EQUITY

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

    COMMON STOCK

    The Company has 80,000,000 authorized shares of Common Stock with a par value of $0.01 per share. Shares issued and outstanding at December 31, 1999 and 2000, were 22,936,597 and 22,041,681, respectively.

    On March 3, 1999, the Company completed a public offering of 5,529,954 shares of Common Stock, of which 4,000,000 shares were sold by the Company and 1,529,954 shares were sold by selling stockholders. AMG used the net proceeds from the offering to reduce indebtedness and did not receive any proceeds from the sale of Common Stock by the selling stockholders.

    On April 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999. In the year ended December 31, 2000, the Company repurchased 1,261,800 shares of Common Stock at an average price of $38.68. In the year ended December 31, 1999, AMG had repurchased 346,900 shares of Common Stock at an average price of $26.83.

    STOCK INCENTIVE PLANS

    The Company has established the 1997 Stock Option and Incentive Plan, under which it is authorized to grant stock options and to grant or sell shares of restricted stock to employees and directors. In 1999, stockholders approved an amendment to increase to 3,250,000 the shares available to be issued under this plan.

    The plans are administered by a committee of the Board of Directors. The exercise price of stock options is the fair market value of the Common Stock on the date of grant. The stock options generally vest over periods ranging up to four years and expire ten years after the grant date. In connection with the Company's initial public offering in 1997, the Company granted stock options which were

                        AFFILIATED MANAGERS GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)
exercisable over seven years, subject to acceleration if the Company achieved certain financial goals. These options became fully vested on December 31, 1999 when the Company achieved these goals.

    The following table summarizes the transactions of the Company's stock option plans for the two-year period ended December 31, 2000.

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Unexercised options outstanding--
  December 31, 1998................................  1,171,750        $26.34
Options granted....................................    845,000         28.86
Options exercised..................................       (938)        21.65
Options forfeited..................................       (562)        14.25
                                                     ---------        ------
Unexercised options outstanding --
  December 31, 1999................................  2,015,250        $27.40
Options granted....................................    869,000         49.86
Options exercised..................................   (324,225)        21.46
Options forfeited..................................   (100,875)        29.80
                                                     ---------        ------
Unexercised options outstanding --
  December 31, 2000................................  2,459,150        $36.02
                                                     ---------        ------
Exercisable options --
  December 31, 1999................................    887,750        $24.62
  December 31, 2000................................  1,011,460        $30.84

    The following table summarizes information about the Company's stock options at December 31, 2000:

                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                        -----------------------------------------------------   ----------------------------------
                                             WEIGHTED AVG.
                             NUMBER            REMAINING                             NUMBER
  RANGE OF EXERCISE     OUTSTANDING AS OF   CONTRACTUAL LIFE   WEIGHTED AVG.    EXERCISABLE AS OF   WEIGHTED AVG.
       PRICES               12/31/00            (YEARS)        EXERCISE PRICE       12/31/00        EXERCISE PRICE
---------------------   -----------------   ----------------   --------------   -----------------   --------------
$10-20...............           2,950              7.8             $14.25               1,825           $14.25
 20-30...............       1,291,700              8.0              27.09             662,075            25.56
 30-40...............         335,500              7.5              34.69             222,560            34.64
 40-50...............         409,000             10.0              47.94              20,000            47.94
 50-60...............         420,000              9.6              53.13             105,000            53.13
                            ---------             ----             ------           ---------           ------
                            2,459,150              8.6             $36.02           1,011,460           $30.84
                            ---------             ----             ------           ---------           ------

SUPPLEMENTAL DISCLOSURE FOR EQUITY-BASED COMPENSATION

    The Company continues to apply APB 25 and related interpretations in accounting for its sales of Restricted Stock, grants of stock options and equity-based interests in Affiliates. FAS 123 defines a fair value method of accounting for the above arrangements whose impact requires disclosure. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the

                        AFFILIATED MANAGERS GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)
award and is recognized over the expected service period. The required disclosures under FAS 123 as if the Company had applied the new method of accounting are made below.

    Had compensation costs for the Company's equity-based compensation arrangements been determined based on the fair value at grant date for awards consistent with the requirements of FAS 123, the Company's net income and net income per share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
Net income -- as reported................................  $25,551    $72,188    $56,656
Net income -- FAS 123 pro forma..........................   24,408     68,463     48,962
Net income per share -- basic -- as reported.............     1.45       3.25       2.54
Net income per share -- basic -- FAS 123 pro forma.......     1.39       3.09       2.19
Net income per share -- diluted -- as reported...........     1.33       3.18       2.49
Net income per share -- diluted -- FAS 123 pro forma.....     1.27       3.02       2.15

    The weighted average fair value of options granted in the years ended December 31, 1998, 1999 and 2000 were estimated at $14.24, $15.62 and $26.11 per option, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

                                                                         YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                    1998           1999           2000
                                                                  --------       --------       --------
Dividend yield.............................................            0%             0%             0%
Stock price volatility.....................................         60.0%          50.8%          53.3%
Risk-free interest rate....................................         5.38%          5.49%          5.72%
Expected life of options (in years)........................          7.0            8.4            7.2

11. EARNINGS PER SHARE

    The calculation for basic earnings per share is based on the weighted average of common shares outstanding during the period. The following is a reconciliation of the numerators and denominators of

                        AFFILIATED MANAGERS GROUP, INC.

11. EARNINGS PER SHARE (CONTINUED)
the basic and diluted earnings per share computations. Unlike all other dollar amounts in these footnotes, net income in this table is not presented in thousands.

                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Numerator:
  Net Income..........................................  $25,551,000   $72,188,000   $56,656,000
                                                        ===========   ===========   ===========
Denominator:
  Average shares outstanding -- basic.................   17,582,900    22,180,112    22,307,476
  Incremental shares for convertible preferred
    stock.............................................    1,376,768       374,174            --
  Incremental shares for stock options and unvested
    restricted stock..................................      263,163       138,730       441,119
                                                        -----------   -----------   -----------
      Average shares outstanding -- diluted...........   19,222,831    22,693,016    22,748,595
                                                        ===========   ===========   ===========
Earnings per share:
  Basic...............................................  $      1.45   $      3.25   $      2.54
  Diluted.............................................  $      1.33   $      3.18   $      2.49

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

    For the years ended December 31, 1998, 1999 and 2000, the Company repurchased a total of 147,000, 346,900 and 1,261,800 shares of Common Stock under various stock repurchase programs.

12. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

    The Company would be exposed to credit-related losses in the event of nonperformance by the counterparties that issued the financial instruments. The Company does not expect that the counterparties to interest rate swaps will fail to meet their obligations, given their high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements. The Company generally does not give or receive collateral on interest rate swaps due to its own credit rating and that of its counterparties.

                        AFFILIATED MANAGERS GROUP, INC.

12. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)
(B)  INTEREST RATE RISK MANAGEMENT

    The Company enters into interest rate swaps to reduce exposure to interest rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps allow the Company to achieve a level of variable-rate and fixed-rate debt that is acceptable to management, and to cap interest rate exposure. The Company agrees with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

(C)  FAIR VALUE

    FAS 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable and other items as defined in FAS 107.

    Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

    Quoted market prices are used when available, otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale; nor are there plans to settle liabilities prior to contractual maturity. Additionally, FAS 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

    The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the note. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on three-month LIBOR rates. The fair values of interest rate hedging agreements are quoted market prices based on the estimated amount necessary to terminate the agreements. The fair market values of interest rate hedging agreements were $1,218 and ($1,105) at December 31, 1999 and 2000.

                        AFFILIATED MANAGERS GROUP, INC.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations of the Company for 1999 and 2000.

                                                                        1999
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Revenues............................................  $ 68,127   $ 78,577   $ 85,395   $286,627
Operating income....................................    25,847     30,238     32,254    124,320
Income before income taxes..........................    12,786     16,127     17,722     82,272
Net income..........................................     7,544      9,515     10,456     44,673
Earnings per share -- diluted.......................  $   0.36   $   0.41   $   0.45   $   1.92

                                                                        2000
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Revenues............................................  $114,798   $110,895   $118,205   $114,810
Operating income....................................    43,935     41,980     43,841     44,679
Income before income taxes..........................    23,415     23,180     24,369     24,644
Net income..........................................    13,815     13,677     14,378     14,786
Earnings per share -- diluted.......................  $   0.60   $   0.61   $   0.64   $   0.65

    During the fourth quarter of 2000, the Company experienced decreases in revenues, operating income and income before income taxes from the same period in 1999 due to a substantial decrease in performance-based fees earned by several Affiliates. These fees are earned by the Affiliates when their performance exceeds certain measurements set forth in the advisory agreements with their clients. The substantial decrease was offset somewhat by the growth in asset-based fees resulting from positive net client cash flows.

14. RELATED PARTY TRANSACTIONS

    During 1998, the Company initiated an employee loan program. Loans to employees accrue interest at the lower of 6.25% or the Applicable Federal Rate, have a stated 30-year maturity date and are collateralized by real property. Outstanding balances are payable in full generally one year after termination of employment with the Company. At December 31, 1999 and 2000, loans outstanding, including accrued interest, totaled $5.4 million and $5.9 million, respectively.

15. SEGMENT INFORMATION

    The Company and its Affiliates provide investment advisory services to mutual funds and individual and institutional accounts. The Company's revenues are generated substantially from providing these investment advisory services to domestic customers.

    The Affiliates are all managed by separate Affiliate management teams in accordance with the respective agreements between the Company and each Affiliate. While the Company has determined that each of its Affiliates represents a separate reportable operating segment, because the Affiliates offer comparable investment products and services, have similar customers and distribution channels

                        AFFILIATED MANAGERS GROUP, INC.

15. SEGMENT INFORMATION (CONTINUED)
and operate in a similar regulatory environment, the Affiliates have been aggregated into one reportable segment for financial statement disclosure purposes.

16. EVENTS SUBSEQUENT TO DECEMBER 31, 2000 (UNAUDITED)

    As of March 23, 2001, AMG had repurchased 14,000 shares of Common Stock since December 31, 2000 at an average price of $49.85.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                  BALANCE    CHARGED TO    DEDUCTIONS
                                                 BEGINNING    COSTS AND       AND       BALANCE END
                                                 OF PERIOD    EXPENSES     WRITE-OFFS    OF PERIOD
                                                 ---------   -----------   ----------   -----------
                                                                   (IN THOUSANDS)
Income Tax Valuation Allowance
  Year Ended December 31,
    2000.......................................   $1,173        $108          $  --        $1,281
    1999.......................................    1,404           1           (231)        1,173
    1998.......................................    1,989          --           (585)        1,404

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Affiliated Managers Group, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated March 28, 2001 of Affiliated Managers Group, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                        PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2001

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON 8-K

(a) (1)  Financial Statements: See Item 8
    (2)  Financial Statement Schedules: See Item 8
    (3)  Exhibits

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

10.18  Form of Rorer Employment Agreement (6)

10.19  Affiliated Managers Group, Inc. Amended and Restated 1997
       Stock Option and Incentive Plan (7)

10.20  Affiliated Managers Group, Inc. Defined Contribution Plan
       (8)

 21.1  Schedule of Subsidiaries (1)

 23.2  Consent of PricewaterhouseCoopers LLP (1)

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

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998

(5) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed January 21, 1999

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

(b) Reports on 8-K

    We did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

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

                                                       AFFILIATED MANAGERS GROUP, INC.
                                                       (REGISTRANT)

                                                       BY              /S/ WILLIAM J. NUTT
                                                            -----------------------------------------
                                                                         William J. Nutt
                                                             Chief Executive Officer and Chairman of
DATE: MARCH 29, 2001                                                  the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                                       Chief Executive Officer and
                 /s/ WILLIAM J. NUTT                     Chairman of the Board of
     -------------------------------------------         Directors (Principal          March 29, 2001
                  (William J. Nutt)                      Executive Officer)

                                                       Senior Vice President, Chief
                /s/ DARRELL W. CRATE                     Financial Officer and
     -------------------------------------------         Treasurer (Principal          March 29, 2001
                 (Darrell W. Crate)                      Financial and Principal
                                                         Accounting Officer)

                /s/ RICHARD E. FLOOR
     -------------------------------------------       Director                        March 29, 2001
                 (Richard E. Floor)

               /s/ STEPHEN J. LOCKWOOD
     -------------------------------------------       Director                        March 29, 2001
                (Stephen J. Lockwood)

               /s/ HAROLD J. MEYERMAN
     -------------------------------------------       Director                        March 29, 2001
                (Harold J. Meyerman)

                /s/ RITA M. RODRIGUEZ
     -------------------------------------------       Director                        March 29, 2001
                 (Rita M. Rodriguez)

                 /s/ WILLIAM F. WELD
     -------------------------------------------       Director                        March 29, 2001
                  (William F. Weld)