Form 10-Q
period 2001-03-31
AFFILIATED MANAGERS GROUP INC
filed 2001-05-15
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                        Commission File Number 001-13459

                         AFFILIATED MANAGERS GROUP, INC.
             ------------------------------------------------------
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




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the Registrant's Common Stock outstanding as of May 14, 2001 was 22,082,841.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           December 31, 2000          March 31, 2001
                                                                         ----------------------   --------------------
                                                                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents....................................         $         31,612         $          27,147
   Investment advisory fees receivable..........................                   66,126                    51,313
   Other current assets ........................................                   15,448                    15,558
                                                                         ----------------------   --------------------
         Total current assets...................................                  113,186                    94,018

Fixed assets, net...............................................                   15,346                    15,087
Equity investment in Affiliate..................................                    1,816                     1,747
Acquired client relationships, net of accumulated amortization
   of $33,775 in 2000 and $36,726 in 2001.......................                  199,354                   197,296
Goodwill, net of accumulated amortization of $51,939 in 2000
   and $55,890 in 2001..........................................                  444,116                   441,791
Other assets....................................................                   19,912                    18,522
                                                                         ----------------------   --------------------
        Total assets............................................         $        793,730         $         768,461
                                                                         ======================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities.....................         $         86,800         $          54,943
                                                                         ----------------------   --------------------
        Total current liabilities...............................                   86,800                    54,943

Senior bank debt................................................                  151,000                   146,700
Deferred taxes..................................................                   31,907                    33,159
Other long-term liabilities.....................................                    2,636                     2,786
Subordinated debt...............................................                      800                       800
                                                                         ----------------------   --------------------
        Total liabilities.......................................                  273,143                   238,388

Minority interest...............................................                   26,677                    24,459

Commitments and contingencies...................................                     ---                       ---

Stockholders' equity:
Common stock....................................................                      235                       235
Additional paid-in capital......................................                  407,057                   407,559
Accumulated other comprehensive income..........................                     (342)                   (1,620)
Retained earnings...............................................                  140,513                   152,443
                                                                         ----------------------   --------------------
                                                                                  547,463                   558,617
Less treasury stock, at cost....................................                  (53,553)                  (53,003)
        Total stockholders' equity..............................                  493,910                   505,614
                                                                         ----------------------   --------------------
        Total liabilities and stockholders' equity..............         $        793,730         $         768,461
                                                                         ======================   ====================


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                          -------------------------------------
                                                                                2000                  2001
                                                                          ----------------       --------------
Revenues....................................................              $     114,798          $    100,475
Operating expenses:
   Compensation and related expenses........................                     44,415                34,208
   Amortization of intangible assets........................                      6,444                 6,902
   Depreciation and other amortization......................                        953                 1,358
   Selling, general and administrative......................                     16,628                18,080
   Other operating expenses.................................                      2,423                 2,615
                                                                          ----------------       --------------
                                                                                 70,863                63,163
                                                                          ----------------       --------------
          Operating income..................................                     43,935                37,312

Non-operating (income) and expenses:
   Investment and other income..............................                     (1,638)                 (524)
   Interest expense.........................................                      3,847                 3,161
                                                                          ----------------       --------------
                                                                                  2,209                 2,637
                                                                          ----------------       --------------
Income before minority interest and income taxes............                     41,726                34,675
Minority interest...........................................                    (18,311)              (14,792)
                                                                          ----------------       --------------
Income before income taxes..................................                     23,415                19,883
Income taxes................................................                      9,600                 7,953
                                                                          ----------------       --------------
Net income..................................................              $      13,815          $     11,930
                                                                          ================       ==============

Earnings per share - basic..................................              $        0.61          $       0.54
Earnings per share - diluted................................              $        0.60          $       0.53

Average shares outstanding - basic..........................                 22,722,493            22,063,166
Average shares outstanding - diluted........................                 23,099,721            22,567,819


         The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                     -------------------------------
                                                                                         2000              2001
                                                                                     -------------     -------------

Cash flow from operating activities:
   Net income.................................................................       $     13,815      $     11,930
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets..........................................              6,444             6,902
   Depreciation and other amortization........................................                953             1,358
   Deferred income tax provision..............................................              2,598             2,115
Changes in assets and liabilities:
   Decrease in investment advisory fees receivable............................            175,082            14,813
   Increase in other current assets...........................................             (7,635)             (110)
   (Increase) decrease in non-current other receivables.......................               (822)            2,668
   Decrease in accounts payable, accrued expenses and other liabilities.......           (105,388)          (33,866)
   Minority interest..........................................................            (33,411)           (2,218)
                                                                                     -------------     -------------
          Cash flow from operating activities.................................             51,636             3,592
                                                                                     -------------     -------------

Cash flow used in investing activities:
   Purchase of fixed assets...................................................             (1,842)           (1,046)
   Costs of investments, net of cash acquired.................................            (99,101)           (3,844)
   (Increase) decrease in other assets........................................               (212)               63
   Loans to employees.........................................................                (65)              ---
                                                                                     -------------     -------------
         Cash flow used in investing activities...............................           (101,220)           (4,827)
                                                                                     -------------     -------------

Cash flow from (used in) financing activities:
   Borrowings of senior bank debt.............................................            146,000            36,000
   Repayments of senior bank debt.............................................            (93,000)          (40,300)
   Issuances of equity securities.............................................              4,173             1,750
   Repurchase of stock........................................................            (25,549)             (698)
   Debt issuance costs........................................................                (15)              ---
                                                                                     -------------     -------------
         Cash flow from (used in) financing activities........................             31,609            (3,248)

Effect of foreign exchange rate changes on cash flow..........................                (24)               18
Net decrease in cash and cash equivalents.....................................            (17,999)           (4,465)
Cash and cash equivalents at beginning of period..............................             53,879            31,612
                                                                                     -------------     -------------
Cash and cash equivalents at end of period....................................       $     35,880      $     27,147
                                                                                     =============     =============


         The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION

         The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances and transactions have been eliminated. All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 includes additional information about AMG, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

2. DERIVATIVE FINANCIAL INSTRUMENTS

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 was not material to the Company's consolidated financial statements.

         The Company is exposed to interest rate risk inherent in its variable rate debt liabilities. The Company's risk management strategy uses financial instruments, specifically interest rate swap contracts, to hedge certain interest rate exposures. In entering into these contracts, AMG intends to offset cash flow gains and losses that occur on its existing debt liabilities with cash flow losses and gains on the contracts hedging these liabilities. The Company agrees with a counterparty (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company intends to hold its current interest rate swap contracts until its revolving credit facility matures in December 2002, or until the Company repays all senior debt under that facility. During the period ended March 31, 2001, the Company did not discontinue any hedging activities or terminate any variable debt instruments.

         The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the cumulative change in the variable cash flows of the hedged contract with the cumulative change in the variable cash flows of the hedged item, both of which are based on LIBOR rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in the first quarter of fiscal 2001.

         At March 31, 2001, the net fair value of the Company's interest rate swap liability was $233, and was recorded on the consolidated balance sheet in accounts payable and accrued liabilities. AMG estimates the fair values of derivatives based on quoted market prices.

         At March 31, 2001, the Company had recorded approximately $1,296 of net unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. AMG expects that approximately 70% of these losses will be reclassified to earnings within one year, and that the remainder will be reclassified to earnings after one year.

3. COMPREHENSIVE INCOME

         The Company's comprehensive income includes net income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also include the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:


                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                            -----------------------------------
                                                                                 2000                2001
                                                                            ---------------      --------------
  Net income..........................................................      $      13,815        $     11,930
  Change in unrealized foreign currency gains (losses)................                (24)                 18
  Change in net unrealized loss on derivative instruments.............                ---                (140)
  Cumulative effect of change in accounting principle - FAS 133
      transition adjustment...........................................                ---              (1,321)
  Reclassification of FAS 133 transition adjustment to net income.......              ---                 165
                                                                            ---------------      --------------
  Comprehensive income................................................      $      13,791        $     10,652
                                                                            ===============      ==============


         The components of accumulated other comprehensive income, net of taxes, were as follows:


                                                                          December 31,         March 31,
                                                                              2000                2001
                                                                         --------------       -----------
     Foreign currency translation adjustment.........................       $   (342)          $   (324)

     Unrealized loss on derivative instruments.......................            ---             (1,296)
                                                                         ---------------     -------------
     Accumulated other comprehensive income..........................       $   (342)          $ (1,620)
                                                                         ===============     =============


4.  ACQUISITIONS

         On March 29, 2001, the Company purchased a minority interest in Dublin Fund Distributors, N.V., the parent company of Edgehill Select Group, L.L.C. and Edgehill Select Group, S.A.R.L. The investment was funded through a borrowing under the Company's revolving credit facility.

5.  INCOME TAXES

A summary of the provision for income taxes is as follows:


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                --------------------------
                                                                                   2000             2001
                                                                                ----------       ----------
         Federal:
              Current..............................................              $ 5,969          $  4,744
              Deferred.............................................                2,218             2,215
         State:
              Current..............................................                1,033               678
              Deferred.............................................                  380               316
                                                                             --------------      ------------
         Provision for income taxes................................              $ 9,600          $  7,953
                                                                             ==============      ============

6.  EARNINGS PER SHARE

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


                                                                         Three Months Ended March 31,
                                                                   -----------------------------------------
                                                                          2000                  2001
                                                                   -------------------   -------------------
     Numerator:
          Net income..........................................        $ 13,815,000          $ 11,930,000

     Denominator:
          Average shares outstanding - basic..................          22,722,493            22,063,166
          Incremental shares for stock options ..............              377,228               504,653
                                                                   ----------------        --------------
          Average shares outstanding - diluted................          23,099,721            22,567,819
                                                                   ================        ==============
     Earnings per share:
          Basic...............................................       $        0.61          $      0.54
          Diluted.............................................       $        0.60          $      0.53


         On April 20, 2000, the Board of Directors authorized a share repurchase program pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999. For the twelve-month period ended March 31, 2001, the Company repurchased a total of 594,200 shares of Common Stock under these two programs.

7.  SUBSEQUENT EVENTS

         On April 10, 2001, Renaissance Investment Management, an investment management firm in which the Company owns a majority interest, and Bowling Portfolio Management, Inc. entered into a definitive agreement to merge. Bowling is a Cincinnati-based asset manager, which has $400 million in assets under management. AMG will own a majority of the combined firm. This transaction is expected to close upon receipt of customary approvals and will be funded through the Company's working capital.

         On May 7 and May 14, 2001, the Company completed private placements of zero-coupon convertible notes in which it realized net proceeds of approximately $221 million. In the placements, the Company sold a total of $251 million principal amount at maturity of zero-coupon convertible notes due 2021, with each $1,000 note issued at 90.495% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into
11.6195 shares of AMG Common Stock upon the occurrence of any of the following events: (i) if for certain periods in any calendar quarter, the closing sale price of AMG Common Stock is more than a specified price (initially $93.53 and increasing incrementally each calendar quarter for the next twenty years to $94.62 on April 1, 2021); (ii) if the credit rating assigned to the security is below a specified level; (iii) if AMG calls the convertible securities for redemption; or (iv) in the event that AMG takes certain corporate actions. The Company may redeem the convertible notes for cash on or after May 7, 2006. The Company may be required to repurchase the securities at their accreted value at the option of the holders on May 7 of 2002, 2004, 2006, 2011 and 2016. The Company may choose to pay the purchase price for such repurchases in cash or shares of AMG Common Stock. As of May 14, 2001, AMG had used approximately $101 million of the proceeds to repay existing indebtedness, and intends to use the balance to repay additional indebtedness and for general corporate purposes.

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

     o   THOSE CERTAIN OTHER FACTORS DISCUSSED UNDER THE CAPTION
         "BUSINESS-CAUTIONARY STATEMENTS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

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


OVERVIEW

         We buy and hold equity interests in investment management firms and currently derive all of our revenues from those firms. Our affiliated investment management firms in aggregate managed $69.7 billion in assets at March 31, 2001.

         We describe the mid-sized investment management firms in which we invest as our "Affiliates." We have a revenue sharing arrangement with each of our Affiliates which allocates a specified percentage of revenues (typically 50-70%) for use by management of that Affiliate in paying operating expenses, including salaries and bonuses, which we refer to as the "Operating Allocation." The remaining portion of revenues of each such Affiliate (typically 30-50%) is referred to as the "Owners' Allocation," and is allocated to the owners of that Affiliate (including AMG) in general proportion to their ownership of the Affiliate. In certain cases our profit distribution is paid to us in the form of a guaranteed payment for the use of our capital or a license fee, which in each case is paid from the Owners' Allocation. One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for the managers of these Affiliates by allowing them:

     o to participate in the growth of their firm's revenues, which may increase their compensation from the Operating Allocation, and profit distributions from the Owners' Allocation; and

     o to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and compensation.

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

         Our revenues are generally derived from the provision of investment management services for fees by our Affiliates. Investment management fees (or "asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate based on levels of investment performance achieved. While the Affiliates bill performance-based fees at various times throughout the year, the greatest portion of these fees has historically been billed in the fourth quarter in any given year. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies (which we call "overlay assets"), which employ futures, options or other derivative securities to achieve a particular investment objective.

         Our level of profitability will depend on a variety of factors, including principally:

     o the level of Affiliate revenues, which is dependent on the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients and obtaining favorable investment results;

     o a variety of factors affecting the securities markets generally, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates;

     o the receipt of Owners' Allocation, which is dependent on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins;

     o the availability and cost of the capital with which we finance our existing and new investments;

     o our success in making new investments and the terms upon which such transactions are completed;

     o the level of intangible assets and the associated amortization expense resulting from our investments;

     o the level of expenses incurred for holding company operations, including compensation for its employees; and

     o   the level of taxation to which we are subject.


         In addition, our profitability will depend upon fees paid on the basis of investment performance at certain Affiliates. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. In particular, performance-based fees were of an unusual magnitude in 1999, but were not as significant in 2000, and may not recur even to the same magnitude as in 2000 in future years, if at all. In addition, while the performance-based fee contracts of our Affiliates apply to investment management services in a range of investment management styles and securities market sectors, such contracts may be concentrated in certain styles and sectors. For example, in 1999 we benefited from a concentration of such products in technology sectors which performed well in that year but have declined significantly since that time. To the extent such contracts are concentrated within styles or sectors, they are subject to the continuing impact of fluctuating securities prices in such styles and sectors as well as the performance of the relevant Affiliates.

         Our investments have been accounted for using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of March 31, 2001, our total assets were approximately $768.5 million, of which approximately $197.3 million consisted of acquired client relationships and $441.8 million consisted of goodwill.

         The amortization period for intangible assets for each investment is assessed individually, with amortization periods for our investments to date ranging from seven to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. In determining the amortization period for intangible assets acquired, we consider a number of factors including:

     o the firm's historical and potential future operating performance and rate of attrition among clients;

     o   the stability and longevity of existing client relationships;

     o   the firm's recent, as well as long-term, investment performance;

     o   the characteristics of the firm's products and investment styles;

     o   the stability and depth of the firm's management team; and

     o   the firm's history and perceived franchise or brand value.


         We regularly perform an evaluation of intangible assets on an investment-by-investment basis to determine whether there has been any impairment in their carrying value or their useful lives. If impairment is indicated, then the carrying amount of intangible assets, including goodwill, will be reduced to their fair values.

         As a result of our investments, amortization expense, which is a non-cash charge, has historically represented a significant percentage of our expenses. In February 2001, the Financial Accounting Standards Board released a proposed accounting standard that, if adopted, would change the accounting for goodwill. If the standard is adopted, goodwill would no longer be amortized. Since goodwill amortization represented 58% of total intangible amortization expense in the quarter ended March 31, 2001, in the event that the standard were to be adopted, our net income and earnings per share under similar circumstances in a future quarter might potentially be higher. There can be no assurance that this standard will be adopted in its proposed form, or at all.

         Even if the pending accounting changes occur, intangible amortization (related to acquired client relationships) will continue to be a material component of our operating expenses. Accordingly, we believe it is significant to distinguish amortization expense and other non-cash expenses (principally depreciation) from other operating expenses since these expenses do not require the use of cash. We have provided additional supplemental information in this report for "cash" related earnings as an addition to, but not as a substitute for, measures of financial performance under generally accepted accounting principles, and our calculations may not be consistent with those of other companies. Our additional measures of "cash" related earnings are:

     o Cash Net Income (net income plus depreciation and amortization), which we believe is useful to investors as an indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on our Common Stock (although the Company has no current plans to pay dividends);

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

         Assets under management were $69.7 billion at March 31, 2001 versus $77.5 billion at December 31, 2000. The decrease in assets under management during the quarter resulted from the net loss of low-fee overlay assets of $1.4 billion, primarily from the loss of one overlay asset account, and a decline in the value of assets under management of $7.5 billion, resulting principally from a broad decline in the equity markets. These decreases were offset partially by positive net client cash flows of directly managed assets of $879.8 million and our minority investment in Dublin Fund Distributors, N.V. in March 2001 (approximately $200 million in assets under management at the time of investment).

THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         We had net income of $11.9 million for the quarter ended March 31, 2001 compared to net income of $13.8 million for the quarter ended March 31, 2000. The decrease in net income resulted primarily from the decline in the EBITDA Contribution of our Affiliates, from $38.9 million for the quarter ended March 31, 2000 to $35.8 million for the quarter ended March 31, 2001. This decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in the twelve-month period ended March 31, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

         Total revenues for the quarter ended March 31, 2001 were $100.5 million, a decrease of $14.3 million from the quarter ended March 31, 2000. As stated above with respect to EBITDA Contribution, this decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in the twelve-month period ended March 31, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

         Total operating expenses decreased by $7.7 million to $63.2 million for the quarter ended March 31, 2001 from $70.9 million for the quarter ended March 31, 2000. Compensation and related expenses decreased by $10.2 million to $34.2 million. Amortization of intangible assets increased by $0.5 million to $6.9 million, selling, general and administrative expenses increased by $1.5 million to $18.1 million, and other operating expenses increased by $0.2 million to $2.6 million. The decrease in operating expenses was the result of a decrease in Affiliates' Operating Allocation, which was a result of the decline in revenues.

         Minority interest decreased by $3.5 million to $14.8 million for the quarter ended March 31, 2001 from $18.3 million for the quarter ended March 31, 2000, primarily as a result of the decrease in our Affiliates' Owners' Allocation, as a result of the decline in revenues.

         Interest expense decreased by $0.6 million to $3.2 million for the quarter ended March 31, 2001 from $3.8 million for the quarter ended March 31, 2000. The decrease in interest expense resulted from a decrease in LIBOR rates and a decrease in the weighted average debt outstanding under our revolving credit facility. The decrease in the weighted average debt outstanding under our credit facility is attributable to repayments of our senior bank debt from cash flows from ongoing operations, partially offset by borrowings for the repurchase of Common Stock.

         Income tax expense was $8.0 million for the quarter ended March 31, 2001 compared to $9.6 million for the quarter ended March 31, 2000. The change in tax expense was principally related to the decrease in income before taxes.

         EBITDA decreased by $3.4 million to $31.3 million for the quarter ended March 31, 2001 from $34.7 million for the quarter ended March 31, 2000, primarily as a result of the decline in revenues.

         Cash Net Income decreased by $1.0 million to $20.2 million for the quarter ended March 31, 2001 from $21.2 million for the quarter ended March 31, 2000, as a result of the factors affecting net income as described above, excluding the changes in depreciation and amortization during the period.

LIQUIDITY AND CAPITAL RESOURCES

         We have met our cash requirements primarily through borrowings from our banks, cash generated by operating activities and the issuance of equity and convertible debt securities in public transactions. Our principal uses of cash have been to make investments, repay indebtedness, pay income taxes, repurchase shares, support our and our Affiliates' operating activities and for working capital purposes. We expect that our principal use of funds for the foreseeable future will be for additional investments, distributions to management owners of Affiliates, repayments of debt, including interest on outstanding debt, payment of income taxes, repurchase of shares, capital expenditures, additional investments in existing Affiliates, including our purchase of management owners' retained equity, and for working capital purposes.

         At March 31, 2001, we had outstanding borrowings of senior debt under our revolving credit facility of $146.7 million and the ability to borrow an additional $183.3 million. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million. Our outstanding senior debt balance as of March 31, 2001 decreased by 3% as compared to December 31, 2000 as a result of repayments from cash flows from ongoing operations and the impact of a cash management program with our Affiliates which commenced in 2000 and enabled us to access their excess cash through intercompany loans. At March 31, 2001, we had $36.3 million in such loans. Because these loans are intercompany balances, they are eliminated for accounting purposes and are not reflected on our consolidated balance sheet.

         Our borrowings under the revolving credit facility are collateralized by pledges of all of our interests in our affiliated investment management firms (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our Affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness),
(ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned Affiliate if, as a result of such transfer, we would own less than 51% of such firm, and (iv) declaring or paying dividends on our Common Stock. Our credit facility bears interest at either LIBOR plus a margin or the Prime Rate plus a margin. We pay a commitment fee on the daily unused portion of the facility. In order to partially offset our exposure to changing interest rates we have entered into interest rate hedging contracts, as discussed below in "Market Risk." The credit facility matures during December 2002.

         On May 7 and May 14, 2001, we completed private placements of zero-coupon convertible notes in which we realized net proceeds of approximately $221 million. In the placements, we sold a total of $251 million principal amount at maturity of zero-coupon convertible notes due 2021, with each $1,000 note issued at 90.495% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into
11.6195 shares of our Common Stock upon the occurrence of any of the following events: (i) if for certain periods in any calendar quarter, the closing sale price of our Common Stock is more than a specified price (initially $93.53 and increasing incrementally each calendar quarter for the next twenty years to $94.62 on April 1, 2021); (ii) if the credit rating assigned to the security is below a specified level; (iii) if we call the convertible securities for redemption; or (iv) in the event that we take certain corporate actions. We have the option to redeem the convertible notes for cash on or after May 7, 2006, and may be required to repurchase the securities at their accreted value at the option of the holders on May 7 of 2002, 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be made in cash or shares of our Common Stock. As of May 14, 2001, we had used approximately $101 million of the proceeds to repay existing indebtedness, and intend to use the balance to repay additional indebtedness and for general corporate purposes. Giving effect to the repayment of existing indebtedness, at May 14, 2001 we had outstanding borrowings of senior debt under the revolving credit facility of $50 million and the ability to borrow an additional $280 million.

         During the quarter ended March 31, 2001, we repurchased 14,000 shares of Common Stock at an average price of $49.85, with borrowings under our revolving credit facility. The repurchases were pursuant to a share repurchase program authorized by our Board of Directors in April 2000. Under this program, we are authorized to repurchase up to five percent of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at our discretion. We have the authorization to repurchase an additional 656,781 shares of Common Stock under this program.

         In order to provide the funds necessary for us to continue to acquire interests in investment management firms, including in our existing Affiliates upon the sale by our Affiliates' owners of their retained equity to us, it will be necessary for us to incur, from time to time, additional long-term bank debt and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us, if at all.

MARKET RISK

         We use interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposures. During February 2001, we became a party, with two major commercial banks as counterparties, to $50 million notional amount of interest rate swap contracts that are linked to the three-month LIBOR rate. Under these contracts, we have agreed to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount.

         These interest rate swap contracts are not held for trading purposes. In using these derivative instruments, we face certain risks that are not directly related to market movements and are therefore not easy to quantify, and as such are not represented in the analysis which follows. These risks include country risk, legal risk and credit risk. Credit risk, or the risk of loss arising from a counterparty's failure or inability to meet payment or performance terms of a contract, is a particularly significant element of an interest rate swap contract. We attempt to control this risk through analysis of our counterparties and ongoing examinations of outstanding payments and delinquencies.

         We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in LIBOR rates, sustained for three months. This analysis reflects the impact of such movement on the combination of our senior debt under our revolving credit facility and our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates, and then factoring in the offsetting interest rate savings on the underlying senior debt. As of May 14, 2001, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss of approximately $70,000.

         There can be no assurance that we will continue to maintain such derivative contracts at their existing levels of coverage or that the amount of coverage maintained will cover all of our indebtedness outstanding at any such time. Therefore, there can be no assurance that the derivative contracts will meet their overall objective of reducing our interest expense. In addition, there can be no assurance that we will be successful in obtaining derivative contracts in the future on our existing or any new indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For quantitative and qualitative disclosures about market risk affecting us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" in Item 2 above, which is incorporated herein by reference.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, we and our Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended March 31, 2001, we repurchased 14,000 shares of Common Stock under the 2000 Share Repurchase Program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


         4.8    Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, Dated as of
                May 1, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill
                Lynch, Pierce, Fenner & Smith Incorporated

         4.9    Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, Dated as of May 7,
                2001, First Union National Bank, Trustee

         4.10   Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement,
                Dated as of May 7, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co.,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated

     (b) Reports on Form 8-K:

         There were no Current Reports on Form 8-K filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AFFILIATED MANAGERS GROUP, INC.
                                       ----------------------------------
                                      (Registrant)


/s/ Darrell W. Crate             on behalf of the Registrant as Senior Vice President,          May 14, 2001
--------------------                     Chief Financial Officer and Treasurer
(Darrell W. Crate)                       (and also as Principal Financial and
                                              Principal Accounting Officer)
