Form 10-Q
period 2001-06-30
AFFILIATED MANAGERS GROUP INC
filed 2001-08-14
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                        Commission File Number 001-13459

                         AFFILIATED MANAGERS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                                   04-3218510
                           --------                                                   ----------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Registrant's Common Stock outstanding as of August 10, 2001 was 22,161,076.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           December 31, 2000          June 30, 2001
                                                                         ----------------------   --------------------
                                                                                                      (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents....................................         $         31,612             $     175,835
   Investment advisory fees receivable..........................                   66,126                    54,286
   Other current assets ........................................                   15,448                    10,248
                                                                         ----------------------   --------------------
         Total current assets...................................                  113,186                   240,369

Fixed assets, net...............................................                   15,346                    14,815
Equity investment in Affiliate..................................                    1,816                     1,905
Acquired client relationships, net of accumulated amortization
   of $33,775 in 2000 and $39,701 in 2001.......................                  199,354                   197,052
Goodwill, net of accumulated amortization of $51,939 in 2000
   and $59,854 in 2001..........................................                  444,116                   444,407
Other assets....................................................                   19,912                    21,590
                                                                         ----------------------   --------------------
        Total assets............................................         $        793,730         $         920,138
                                                                         ======================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities.....................         $         86,800         $          60,950
                                                                         ----------------------   --------------------
        Total current liabilities...............................                   86,800                    60,950

Long-term debt..................................................                  151,000                   277,313
Deferred taxes..................................................                   31,907                    34,164
Other long-term liabilities.....................................                    2,636                     2,765
Subordinated debt...............................................                      800                       800
                                                                         ----------------------   --------------------
        Total liabilities.......................................                  273,143                   375,992

Minority interest...............................................                   26,677                    20,484

Commitments and contingencies...................................                       --                        --

Stockholders' equity:
  Common stock..................................................                      235                       235
  Additional paid-in capital....................................                  407,057                   408,356
  Accumulated other comprehensive income (loss).................                     (342)                   (1,070)
  Retained earnings.............................................                  140,513                   165,549
                                                                         ----------------------   --------------------
                                                                                  547,463                   573,070
  Less treasury stock, at cost..................................                  (53,553)                  (49,408)
        Total stockholders' equity..............................                  493,910                   523,662
                                                                         ----------------------   --------------------
        Total liabilities and stockholders' equity..............         $        793,730         $         920,138
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

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    For the Three Months                 For the Six Months
                                                       Ended June 30,                      Ended June 30,
                                               --------------------------------    -------------------------------
                                                   2000              2001              2000              2001
                                               -------------    ---------------    -------------     -------------

Revenues.................................      $  110,895       $     100,663      $   225,693       $   201,138
Operating expenses:
   Compensation and related expenses.....          40,154             32,698            84,569            66,906
   Amortization of intangible assets.....           6,609              6,940            13,053            13,842
   Depreciation and other amortization...             984              1,428             1,937             2,786
   Selling, general and administrative...          18,759             19,034            35,387            37,115
   Other operating expenses..............           2,409              2,673             4,832             5,288
                                               -------------    ---------------    -------------     ---------------
                                                   68,915             62,773           139,778           125,937
                                               -------------    ---------------    -------------     ---------------
       Operating income..................          41,980             37,890            85,915            75,201

Non-operating (income) and expenses:
   Investment and other income...........            (582)            (1,470)           (2,220)           (1,994)
   Interest expense......................           4,142              3,351             7,989             6,512
                                               -------------    ---------------    -------------     ---------------
                                                    3,560              1,881             5,769             4,518
                                               -------------    ---------------    -------------     ---------------
Income before minority interest and
   taxes.................................          38,420             36,009            80,146            70,683
Minority interest........................         (15,240)           (14,164)          (33,551)          (28,956)
                                               -------------    ---------------    -------------     ---------------
Income before income taxes...............          23,180             21,845            46,595            41,727
Income taxes.............................           9,503              8,738            19,103            16,690
                                               -------------    ---------------    -------------     ---------------
Net income...............................      $   13,677        $    13,107        $   27,492        $   25,037
                                               =============    ===============    =============     ===============

Earnings per share - basic...............       $    0.62        $      0.59       $      1.22       $      1.13
Earnings per share - diluted.............       $    0.61        $      0.58       $      1.21       $      1.11

Average shares outstanding - basic.......      22,187,587         22,109,068        22,455,041        22,086,244
Average shares outstanding - diluted.....      22,507,064         22,654,951        22,803,699        22,612,010



               The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                --------------------------------
                                                                                     2000             2001
                                                                                -------------    ---------------

Cash flow from operating activities:
   Net income.................................................................       $27,492           $25,037
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets..........................................        13,053            13,842
   Depreciation and other amortization........................................         1,937             2,786
   Deferred income tax provision..............................................         4,853             2,743
   Reclassification of FAS 133 adjustment to net income.......................            --             1,467
   FAS 133 transition adjustment..............................................            --            (2,201)
Changes in assets and liabilities:
   Decrease in investment advisory fees receivable............................       184,243            11,840
   (Increase) decrease in other current assets................................        (4,084)            5,200
   Decrease in non-current other receivables..................................         2,621             5,465
   Decrease in accounts payable, accrued expenses and other liabilities.......      (105,652)          (26,204)
   Minority interest..........................................................       (33,433)           (6,193)
                                                                                   -------------    -------------
          Cash flow from operating activities.................................        91,030            33,782
                                                                                   -------------    -------------

Cash flow used in investing activities:
   Purchase of fixed assets...................................................        (8,493)           (1,953)
   Costs of investments, net of cash acquired.................................       (99,853)          (13,331)
   Increase in other assets...................................................          (426)             (101)
   Loans to employees.........................................................          (130)               --
                                                                                   -------------    -------------
         Cash flow used in investing activities...............................      (108,902)          (15,385)
                                                                                   -------------    -------------

Cash flow from financing activities:
   Borrowings of senior bank debt.............................................       165,500            49,300
   Repayments of senior bank debt.............................................      (117,000)         (150,300)
   Issuances of debt securities...............................................            --           227,313
   Issuances of equity securities.............................................         4,156             6,142
   Repurchase of stock........................................................       (39,635)             (698)
   Debt issuance costs........................................................           (15)           (5,932)
                                                                                   -------------    -------------
         Cash flow from financing activities..................................        13,006           125,825

Effect of foreign exchange rate changes on cash flow..........................          (148)                1
Net increase (decrease) in cash and cash equivalents..........................        (5,014)          144,223
  Cash and cash equivalents at beginning of period............................        53,879            31,612
                                                                                   -------------    -------------
Cash and cash equivalents at end of period....................................       $48,865          $175,835
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

2.  RECENT ACCOUNTING DEVELOPMENTS

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141 (FAS 141), "Business Combinations," and Financial Accounting Standard No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

         FAS 141 became effective as of July 1, 2001, except with regard to business combinations initiated prior to that date. While FAS 142 will generally become effective January 1, 2002, goodwill and any other intangible assets determined to have indefinite lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized from the date of their acquisition.

         Upon the effectiveness of FAS 142, FAS 141 requires that goodwill acquired in prior purchase business combinations be evaluated and any necessary reclassifications be made to separate other intangible assets (which meet the new FAS 141 criteria) from goodwill. FAS 141 also requires that intangibles acquired in prior business combinations be reviewed for impairment under the new rules upon the effectiveness of FAS 142. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period. At this time, the Company does not expect that the adoption of these statements will result in any reclassification of goodwill or impairment of intangible assets.

3.  DERIVATIVE FINANCIAL INSTRUMENTS

         On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by Financial Accounting Standard No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 was not material to the Company's consolidated financial statements.

         The Company is exposed to interest rate risk inherent in its variable rate debt liabilities. The Company's risk management strategy uses financial instruments, specifically interest rate swap contracts, to hedge certain interest rate exposures. In entering into these contracts, AMG intends to offset cash flow gains and losses that occur on its existing debt liabilities with cash flow losses and gains on the contracts hedging these liabilities. The Company agrees with a counterparty (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company intends to hold its current interest rate swap contracts until their maturity. During the period ended June 30, 2001, the Company did not discontinue hedging activities or terminate variable debt instruments.

         The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item, both of which are based on LIBOR rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in the second quarter of fiscal 2001.

         At June 30, 2001, the net fair value of the Company's interest rate swap liability was $481, and was recorded on the consolidated balance sheet in accounts payable and accrued liabilities. AMG estimates the fair values of derivatives based on quoted market prices.

         At June 30, 2001, the Company had recorded approximately $729 of net unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. AMG expects that approximately 40% of these losses will be reclassified to earnings within one year, and that the remainder will be reclassified to earnings after one year.

4. COMPREHENSIVE INCOME

         The Company's comprehensive income includes net income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also include the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:


                                                       For the Three Months                 For the Six Months
                                                          Ended June 30,                      Ended June 30,
                                                   -----------------------------      -------------------------------
                                                       2000             2001              2000             2001
                                                   -------------     -----------      -------------    --------------

Net income......................................        $ 13,677       $ 13,107       $   27,492        $   25,037
Change in unrealized foreign currency gains
  (losses)......................................            (124)            17             (148)               25
Change in net unrealized loss on derivative
  instruments...................................              --           (149)              --              (289)
Cumulative effect of change in accounting
  principle - FAS 133 transition adjustment.....              --             --               --            (1,321)
Reclassification of FAS 133 transition
  adjustment to net income......................              --            716               --               881
                                                   -------------     -----------      -------------    --------------
Comprehensive income............................        $ 13,553       $ 13,691       $   27,344        $   24,333
                                                   =============     ===========      =============    ==============


The components of accumulated other comprehensive income, net of taxes, were as follows:


                                                            December 31, 2000           June 30, 2001
                                                         ------------------------    --------------------

Foreign currency translation adjustment.................           $      (342)              $   (341)
Unrealized loss on derivative instruments...............                   ---                   (729)
                                                         ------------------------    --------------------
Accumulated other comprehensive income (loss)...........           $      (342)               $(1,070)
                                                         ========================    ====================

5.  ACQUISITIONS

         On June 29, 2001, the Company's Affiliate, Renaissance Investment Management, completed its merger with Bowling Portfolio Management. AMG owns a majority of the combined firm. This merger transaction was funded through the Company's working capital.

6.  INCOME TAXES

         A summary of the provision for income taxes is as follows:


                                                       For the Three Months                 For the Six Months
                                                          Ended June 30,                      Ended June 30,
                                                   -----------------------------      -------------------------------
                                                       2000             2001              2000             2001
                                                   -------------     -----------      -------------    --------------

Federal:
   Current....................................     $     6,213        $    7,096      $     12,182     $     12,203
   Deferred...................................           1,908               550             4,126            2,401
State:
   Current....................................           1,035             1,014             2,068            1,744
   Deferred...................................             347                78               727              342
                                                   -------------      -----------     -------------    --------------
Provisions for income taxes...................     $     9,503        $    8,738      $     19,103     $     16,690
                                                   =============      ===========     =============    ==============

7.       EARNINGS PER SHARE

         The calculation of basic earnings per share is based on the weighted average of common shares outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Unlike all other dollar amounts in these footnotes, net income in this table is not presented in thousands.


                                                        For the Three Months                For the Six Months
                                                           Ended June 30,                     Ended June 30,
                                                   -------------------------------    -------------------------------
                                                       2000              2001             2000             2001
                                                   -------------     -------------    -------------    --------------

Numerator:
   Net Income.................................     $ 13,677,000      $ 13,107,000     $ 27,492,000     $  25,037,000
Denominator:
   Average shares outstanding - basic.........       22,187,587        22,109,068       22,455,041        22,086,244
   Incremental shares of stock options........          319,477           545,883          348,658           525,766
                                                   -------------     -------------    -------------    --------------
   Average shares outstanding - diluted.......       22,507,064        22,654,951       22,803,699        22,612,010

Earnings per share:
   Basic......................................     $       0.62      $       0.59     $       1.22     $        1.13
   Diluted....................................     $       0.61      $       0.58     $       1.21     $        1.11


         In April 2000, the Board of Directors authorized a share repurchase program pursuant to which AMG can repurchase up to five percent of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999. For the twelve-month and eighteen-month periods ended June 30, 2001, the Company repurchased a total of 209,500 and 1,275,800 shares of Common Stock, respectively, under these two programs.

8.  LONG-TERM DEBT

         At June 30, 2001, long-term debt was $277,313, consisting of $50,000 of senior bank debt and $227,313 of zero-coupon senior convertible notes. Long-term debt consisted of $151,000 of senior bank debt at December 31, 2000.

         The zero-coupon senior convertible notes were privately placed by the Company in an offering completed in May 2001. The Company issued $251,000 principal amount at maturity zero-coupon senior convertible debt securities due 2021 for aggregate proceeds (net of transaction costs) of approximately $221,000. Approximately $101,000 of the net proceeds were used to repay debt; the balance is available for other general business purposes. Each security was issued at 90.50% of principal amount at maturity, accretes at a rate of 0.50% per annum and is convertible into 11.62 shares of the Company's Common Stock if certain conditions are met. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2002, 2004, 2006, 2011 and 2016. If the holders exercise this option the Company may elect to repurchase the securities in cash, shares of its Common Stock or some combination thereof. In June 2001, a registration statement registering the securities under the Securities Act of 1933 for resale by the holders became effective.

9.  SUBSEQUENT EVENTS

         On July 30, 2001, the Company and Welch & Forbes, Inc. and Welch & Forbes (a Partnership) (collectively, Welch & Forbes) entered into a definitive agreement for the Company to acquire a majority equity interest in Welch & Forbes. Following the transaction, the Company will own a 60% interest in Welch & Forbes, with Welch & Forbes' management retaining the remaining 40%. The transaction is expected to close upon receipt of customary approvals.

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

         o WE CANNOT BE CERTAIN THAT WE WILL BE SUCCESSFUL IN FINDING OR INVESTING IN ADDITIONAL INVESTMENT MANAGEMENT FIRMS ON FAVORABLE TERMS OR IN COMPLETING ANY PENDING INVESTMENTS, OR THAT EXISTING AND NEW AFFILIATES WILL HAVE FAVORABLE OPERATING RESULTS;

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

OVERVIEW

         We buy and hold equity interests in investment management firms and currently derive all of our revenues from those firms. Our affiliated investment management firms in aggregate managed $73.7 billion in assets at June 30, 2001. On July 30, 2001, we entered into a definitive agreement with Welch & Forbes, Inc. and Welch & Forbes (a Partnership) (collectively, Welch & Forbes) pursuant to which we will acquire a majority equity interest in Welch & Forbes. Following the transaction, we will own a 60% interest in Welch & Forbes, with Welch & Forbes' management retaining the remaining 40%. Welch & Forbes had approximately $4.3 billion of assets under management at June 30, 2001.

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

         In our investment structure, the management team at each Affiliate retains an ownership interest in its own firm. We believe that this structure provides management owners incentives to grow their firms and aligns their interests with ours. The organizational documents of each Affiliate (other than Paradigm Asset Management Company, L.L.C.) provide that management owners have the right to sell their interests to us. This enables the management owners to realize a portion of the equity value that they have created in their firm. In addition, the organizational documents of some of our Affiliates provide us with the right to require the management owners to sell portions of their interests in the Affiliate to us, and the organizational documents of each Affiliate (other than Paradigm) include provisions obligating owners to sell their remaining interests at a point in the future, generally after the owner has left the Affiliate. We settle our purchases under the above-described arrangements for cash, shares of our Common Stock or other forms of consideration.

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

         o the level of expenses incurred for holding company operations, including compensation for the employees of AMG; and

         o        the level of taxation to which we are subject.

         In addition, our profitability will depend upon fees paid on the basis of investment performance at certain Affiliates. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. For example, performance-based fees were of an unusual magnitude in 1999, but were not as significant in 2000, and may not recur even to the same magnitude as in 2000 in 2001 or future years, if at all. In addition, while the performance-based fee contracts of our Affiliates apply to investment management services in a range of investment management styles and securities market sectors, such contracts may be concentrated in certain styles and sectors. In particular, our substantial performance-based fees in 1999 were the result of the concentration of such products in technology sectors which performed well in that year but have declined significantly since that time. To the extent such contracts are concentrated within styles or sectors, they are subject to the continuing impact of fluctuating securities prices in such styles and sectors as well as the performance of the relevant Affiliates.

         Our investments have been accounted for using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of June 30, 2001, our total assets were approximately $920.1 million, of which approximately $197.1 million consisted of acquired client relationships and $444.4 million consisted of goodwill.

         As described below in greater detail, the accounting for intangible assets is in transition. Prior to the pending accounting changes, the amortization period for intangible assets for each investment has been assessed individually, with amortization periods for our investments to date ranging from seven to 28 years in the case of acquired client relationships and 15 to 35 years in the case of goodwill. In determining the amortization period for intangible assets acquired, we considered a number of factors including:

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

         We have regularly performed an evaluation of intangible assets on an investment-by-investment basis to determine whether there has been any impairment in their carrying value or their useful lives. If impairment has been indicated, then the carrying amount of intangible assets, including goodwill, has been reduced to their fair values.

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141 (FAS 141), "Business Combinations," and Financial Accounting Standard No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

         FAS 141 became effective July 1, 2001, except with regard to business combinations initiated prior to that date. While FAS 142 will generally become effective January 1, 2002, goodwill and any other intangible assets acquired in a purchase business combination completed after June 30, 2001 and determined to have indefinite lives will not be amortized from the date of their acquisition.

         Upon the effectiveness of FAS 142, FAS 141 requires that goodwill acquired in prior purchase business combinations be evaluated and any necessary reclassifications be made to separate other intangible assets (which meet the new FAS 141 criteria) from goodwill. FAS 141 also requires that intangibles acquired in prior business combinations be reviewed for impairment under the new rules upon the effectiveness of FAS 142. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period.

         We are continuing to assess the impact of the new rules on our accounting. Since goodwill amortization represented 57% of total amortization expense in the quarter ended June 30, 2001, in similar circumstances in quarters subsequent to the end of 2001 we anticipate our net income and earnings per share would be higher. At this time, we do not expect that the adoption of FAS 141 and FAS 142 will result in any reclassification of goodwill or impairment of intangible assets.

         Following the effectiveness of FAS 141 and FAS 142, intangible amortization (related to acquired client relationships) will continue to be a material component of our operating expenses. Accordingly, we believe it is significant to distinguish amortization expense and other non-cash expenses (principally depreciation) from other operating expenses since these expenses do not require the use of cash. We have provided additional supplemental information in this report for "cash" related earnings as an addition to, but not as a substitute for, measures of financial performance under generally accepted accounting principles, and our calculations may not be consistent with those of other companies. Our additional measures of "cash" related earnings are:

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

         Assets under management were $73.7 billion at June 30, 2001 versus $69.7 billion at March 31, 2001 and $77.5 billion at December 31, 2000. The increase in assets under management during the quarter resulted primarily from positive investment performance of $2.5 billion, positive net client cash flows of directly managed assets of $1.1 billion, and the merger of Bowling Asset Management ($387 million in assets under management at the time of the merger) into Renaissance Investment Management. The year to date decrease in assets under management resulted from the net loss of overlay assets of $1.4 billion and a decline in the value of assets under management of $5.0 billion, resulting principally from a broad decline in the equity markets. These decreases were offset partially by positive net client cash flows of directly managed assets of $2.0 billion and from our minority investment in Dublin Fund Distributors, N.V. in March 2001 (approximately $200 million in assets under management at the time of our investment) and the merger of Bowling into Renaissance.

THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         We had net income of $13.1 million for the quarter ended June 30, 2001 compared to net income of $13.7 million for the quarter ended June 30, 2000. The decrease in net income resulted primarily from the decline in the EBITDA Contribution of our Affiliates, from $40.3 million for the quarter ended June 30, 2000 to $38.1 million for the quarter ended June 30, 2001. This decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the six months ended June 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

         Total revenues for the quarter ended June 30, 2001 were $100.7 million, a decrease of $10.2 million from the quarter ended June 30, 2000. As stated above with respect to EBITDA Contribution, this decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the six months ended June 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

         Total operating expenses decreased by $6.1 million to $62.8 million for the quarter ended June 30, 2001 from $68.9 million for the quarter ended June 30, 2000. Compensation and related expenses decreased by $7.4 million to $32.7 million. Amortization of intangible assets increased by $0.3 million to $6.9 million, selling, general and administrative expenses increased by $0.3 million to $19.0 million, depreciation and other amortization increased by $0.4 million to $1.4 million and other operating expenses increased by $0.3 million to $2.7 million. The decrease in total operating expenses was the result of a decrease in Affiliates' Operating Allocation resulting from the decline in our revenues.

         Minority interest decreased by $1.0 million to $14.2 million for the quarter ended June 30, 2001 from $15.2 million for the quarter ended June 30, 2000, primarily as a result of the decrease in our Affiliates' Owners' Allocation resulting from the decline in our revenues.

         Interest expense decreased by $0.7 million to $3.4 million for the quarter ended June 30, 2001 from $4.1 million for the quarter ended June 30, 2000. The decrease in interest expense resulted from the restructuring of our long-term debt to effect lower costs of borrowing and a decrease in the effective interest rate of our senior revolving credit facility, partially offset by a one-time adjustment related to our transition to the new derivative accounting rules. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero-coupon senior convertible notes accreting at a rate of 0.50% per annum, and used $101 million of the proceeds to repay debt under our credit facility. The decrease in the effective interest rate of our senior revolving credit facility was the result of a decrease in LIBOR rates. The derivative transition adjustment was attributable to the repayment of the credit facility with the proceeds of the senior convertible notes offering.

         Income tax expense was $8.7 million for the quarter ended June 30, 2001 compared to $9.5 million for the quarter ended June 30, 2000. The change in tax expense was principally related to the decrease in income before taxes and a decrease in the effective tax rate.

         EBITDA decreased by $1.3 million to $33.6 million for the quarter ended June 30, 2001 from $34.9 million for the quarter ended June 30, 2000, primarily as a result of the decline in revenues. Cash Net Income increased by $0.2 million to $21.5 million for the quarter ended June 30, 2001 from $21.3 million for the quarter ended June 30, 2000, as a result of the factors affecting net income as described above, excluding the changes in depreciation and amortization during the period.

THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         We had net income of $25.0 million for the six months ended June 30, 2001 compared to net income of $27.5 million for the six months ended June 30, 2000. The decrease in net income resulted primarily from the decline in the EBITDA Contribution of our Affiliates, from $79.1 million for the six months ended June 30, 2000 to $73.9 million for the six months ended June 30, 2001. This decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the six months ended June 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

         Total revenues for the six months ended June 30, 2001 were $201.1 million, a decrease of $24.6 million from the six months ended June 30, 2000. As stated above with respect to EBITDA Contribution, this decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the six months ended June 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

        Total operating expenses decreased by $13.9 million to $125.9 million for the six months ended June 30, 2001 from $139.8 million for the six months ended June 30, 2000. Compensation and related expenses decreased by $17.7 million to $66.9 million. Amortization of intangible assets increased by $0.8 million to $13.8 million, selling, general and administrative expenses increased by $1.7 million to $37.1 million, depreciation and other amortization increased by $0.8 million to $2.8 million, and other operating expenses increased by $0.5 million to $5.3 million. The decrease in total operating expenses was the result of a decrease in Affiliates' Operating Allocation resulting from the decline in our revenues.

         Minority interest decreased by $4.6 million to $29.0 million for the six months ended June 30, 2001 from $33.6 million for the six months ended June 30, 2000, primarily as a result of the decrease in our Affiliates' Owners' Allocation, resulting from the decline in our revenues.

         Interest expense decreased by $1.5 million to $6.5 million for the six months ended June 30, 2001 from $8.0 million for the six months ended June 30, 2000. The decrease in interest expense resulted from the restructuring of our long-term debt to effect lower costs of borrowing and a decrease in the effective interest rate on our senior revolving credit facility, partially offset by a one-time adjustment related to our transition to the new derivative accounting rules. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero-coupon senior convertible notes accreting at a rate of 0.50% per annum, and used $101 million of the proceeds to repay debt under our credit facility. The decrease in the effective interest rate of our senior revolving credit facility was the result of a decrease in LIBOR rates. The derivative transition adjustment was attributable to the repayment of the credit facility with the proceeds of the senior convertible notes offering.

          Income tax expense was $16.7 million for the six months ended June 30, 2001 compared to $19.1 million for the six months ended June 30, 2000. The change in tax expense was principally related to the decrease in income before taxes as well as a decrease in the effective tax rate.

         EBITDA decreased by $4.7 million to $64.9 million for the six months ended June 30, 2001 from $69.6 million for the six months ended June 30, 2000, primarily as a result of the decline in revenues.

         Cash Net Income decreased by $0.8 million to $41.7 million for the six months ended June 30, 2001 from $42.5 million for the six months ended June 30, 2000, as a result of the factors affecting net income as described above, excluding the changes in depreciation and amortization during the period.

LIQUIDITY AND CAPITAL RESOURCES

         We have met our cash requirements primarily through borrowings from our banks, cash generated by operating activities and the issuance of equity and convertible debt securities in public and private transactions. Our principal uses of cash have been to make investments, repay indebtedness, pay income taxes, repurchase shares, make additional investments in existing Affiliates (including our purchase of management owners' retained equity), support our and our Affiliates' operating activities and for working capital purposes. We expect that our principal use of funds for the foreseeable future will be for additional investments, distributions to management owners of Affiliates, repayments of debt including interest on outstanding debt, payment of income taxes, repurchases of shares, capital expenditures, additional investments in existing Affiliates and for other working capital purposes.

         At June 30, 2001, excluding cash and cash equivalents held by Affiliates, we had cash and cash equivalents of approximately $145 million. Under our senior revolving credit facility, as of June 30, 2001 we had outstanding borrowings of $50 million and $280 million of additional capacity. We have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million.

         In May 2001, we completed the private placement of zero-coupon senior convertible notes in which we realized net proceeds of approximately $221 million. Approximately $101 million of the net proceeds were used to repay debt under our senior revolving credit facility; the balance is available for other general business purposes. In the placement, we sold a total of $251 million principal amount at maturity of zero-coupon senior convertible notes due 2021, with each $1,000 note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into 11.62 shares of our Common Stock upon the occurrence of any of the following events: (i) if for certain periods in any calendar six months, the closing sale price of our Common Stock is more than a specified price (initially $93.53 and increasing incrementally each calendar six months for the next twenty years to $94.62 on April 1, 2021); (ii) if the credit rating assigned to the security is below a specified level; (iii) if we call the convertible securities for redemption; or (iv) in the event that we take certain corporate actions. We have the option to redeem the convertible notes for cash on or after May 7, 2006, and may be required to repurchase the securities at their accreted value at the option of the holders on May 7 of 2002, 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be made in cash or shares of our Common Stock.

         Our borrowings under our senior revolving credit facility are collateralized by pledges of all of our interests in our affiliated investment management firms (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. Our credit facility contains a number of negative covenants, including those which generally prevent us and our Affiliates from: (i) incurring additional indebtedness (other than subordinated indebtedness), (ii) creating any liens or encumbrances on material assets (with certain enumerated exceptions), (iii) selling assets outside the ordinary course of business or making certain fundamental changes with respect to our businesses, including a restriction on our ability to transfer interests in any majority owned Affiliate if, as a result of such transfer, we would own less than 51% of such firm, and (iv) declaring or paying dividends on our Common Stock. Our credit facility bears interest at either LIBOR plus a margin or the Prime Rate plus a margin. We pay a commitment fee on the daily unused portion of the facility. In order to partially offset our exposure to changing interest rates we have entered into interest rate hedging contracts, as discussed below in "Market Risk." The credit facility matures in December 2002.

         During the six months ended June 30, 2001, we paid approximately $13.3 million for investments in Bowling Portfolio Management, Dublin Fund Distributors, N.V. and additional investments in existing Affiliates. These investments were funded through borrowings under the credit facility and working capital. The pending investment in Welch & Forbes is expected to be funded through the Company's working capital.

         During the six months ended June 30, 2001, we repurchased 14,000 shares of Common Stock with borrowings under our credit facility. Pursuant to a share repurchase program authorized by our Board of Directors in April 2000, we are authorized to repurchase up to five percent of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of our executive officers. We have the authorization to repurchase an additional 656,781 shares of Common Stock under this program.

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

         We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in LIBOR rates, sustained for three months. This analysis reflects the impact of such movement on the combination of our senior debt under our revolving credit facility and our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates, and then factoring in the offsetting interest rate savings on the underlying senior debt. As of August 10, 2001, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $104,400.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For quantitative and qualitative disclosures about market risk affecting us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" in Item 2, which is incorporated herein by reference.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Affiliated Managers Group, Inc. was held in Boston, Massachusetts on May 30, 2001. At that meeting, the stockholders considered and acted upon the following proposals:

         A. THE ELECTION OF DIRECTORS. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:


                 DIRECTOR                          SHARES VOTED FOR           SHARES WITHHELD
                 --------                          ----------------           ---------------

                 William J. Nutt                       18,760,506                   229,558
                 Sean M. Healey                        18,890,076                    99,988
                 Richard E. Floor                      17,258,279                 1,731,785
                 Stephen J. Lockwood                   18,890,721                    99,343
                 Harold J. Meyerman                    18,891,174                    98,890
                 Rita M. Rodriguez                     18,890,691                    99,373
                 William F. Weld                       18,890,535                    99,529


         B. THE APPROVAL OF AN AMENDMENT AND RESTATEMENT OF THE COMPANY'S 1997 STOCK OPTION AND INCENTIVE PLAN. The stockholders voted to approve an amendment and restatement of the Company's 1997 Stock Option and Incentive Plan (the "Plan") as follows: to increase the number of shares of Common Stock reserved for issuance under the Plan from 3,250,000 to 4,550,000; to establish that the maximum number of shares for which awards other than options may be granted under the Plan on or after April 13, 2001 shall not exceed 250,000 shares of Common Stock in the aggregate; to set the term of each option to not exceed seven years from the date of grant; and to establish that options may not have an exercise price per share of Common Stock less than 100% of the fair market value of a share of Common Stock on the date of grant, except when the option is granted in lieu of cash compensation. 11,879,739 shares voted for the proposal, 4,964,898 shares voted against the proposal, and 107,993 shares abstained from voting on the proposal.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


(b) Reports on Form 8-K:

         The following Current Reports on Form 8-K were filed by AMG during the quarter ended June 30, 2001.

         1.       Current Report on Form 8-K dated May 4, 2001 (filed May 4,
                  2001), containing the press release disclosing the Company's operating results for the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         AFFILIATED MANAGERS GROUP, INC.
                                  (Registrant)


/s/ DARRELL W. CRATE          on behalf of the Registrant as Executive Vice President,         August 13, 2001
--------------------                 Chief Financial Officer and Treasurer
(Darrell W. Crate)                   (and also as Principal Financial and
                                        Principal Accounting Officer)
