Form 10-Q
period 2001-09-30
AFFILIATED MANAGERS GROUP INC
filed 2001-11-14
CIK 1004434

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of November 9, 2001 was 22,195,828.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AFFILIATED MANAGERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         December 31, 2000   September 30, 2001
                                                                         -----------------   ------------------
                                                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents....................................         $    31,612         $     205,064
   Investment advisory fees receivable..........................              66,126                44,043
   Other current assets ........................................              15,448                10,081
                                                                         -----------------   ------------------
         Total current assets...................................             113,186               259,188

Fixed assets, net...............................................              15,346                14,357
Equity investment in Affiliate..................................               1,816                 1,616
Acquired client relationships, net of accumulated amortization
   of $33,775 in 2000 and $42,704 in 2001.......................             199,354               194,996
Goodwill, net of accumulated amortization of $51,939 in 2000
   and $63,858 in 2001..........................................             444,116               453,759
Other assets....................................................              19,912                24,649
                                                                         -----------------   ------------------
        Total assets............................................         $   793,730         $     948,565
                                                                         =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities.....................         $    86,800         $      67,196
                                                                         -----------------   ------------------
        Total current liabilities...............................              86,800                67,196

Long-term senior debt...........................................             151,000               277,603
Deferred taxes..................................................              31,907                35,551
Other long-term liabilities.....................................               3,436                13,132
                                                                         -----------------   ------------------
        Total liabilities.......................................             273,143               393,482

Commitments and contingencies...................................                  --                    --

Minority interest...............................................              26,677                20,740

Stockholders' equity:
  Common stock..................................................                 235                   235
  Additional paid-in capital....................................             407,057               409,588
  Accumulated other comprehensive income (loss).................                (342)               (1,485)
  Retained earnings.............................................             140,513               177,902
                                                                         -----------------   ------------------
                                                                             547,463               586,240
  Less treasury stock, at cost..................................             (53,553)              (51,897)
        Total stockholders' equity..............................             493,910               534,343
                                                                         -----------------   ------------------
        Total liabilities and stockholders' equity..............         $   793,730         $     948,565
                                                                         =================   ==================

   The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    For the Three Months                For the Nine Months
                                                     Ended September 30,                Ended September 30,
                                               --------------------------------    -------------------------------
                                                   2000              2001              2000              2001
                                               -------------    ---------------    -------------     -------------
Revenues.................................      $   118,205      $     96,584        $  343,898        $  297,722
Operating expenses:
   Compensation and related expenses.....           48,485            31,463           133,054            98,369
   Amortization of intangible assets.....            6,828             7,006            19,881            20,848
   Depreciation and other amortization...            1,170             1,376             3,107             4,162
   Selling, general and administrative...           15,002            18,487            50,389            55,601
   Other operating expenses..............            2,879             2,578             7,711             7,866
                                               -------------    ---------------    -------------     ---------------
                                                    74,364            60,910           214,142           186,846
                                               -------------    ---------------    -------------     ---------------
       Operating income..................           43,841            35,674           129,756           110,876

Non-operating (income) and expenses:
   Investment and other income...........           (1,174)           (1,952)           (3,394)           (3,946)
   Interest expense......................            4,082             2,970            12,071             9,482
                                               -------------    ---------------    -------------     ---------------
                                                     2,908             1,018             8,677             5,536
                                               -------------    ---------------    -------------     ---------------
Income before minority interest
    and taxes............................           40,933            34,656           121,079           105,340
Minority interest........................          (16,564)          (14,071)          (50,115)          (43,027)
                                               -------------    ---------------    -------------     ---------------
Income before income taxes...............           24,369            20,585            70,964            62,313
Income taxes.............................            9,991             8,233            29,094            24,924
                                               -------------    ---------------    -------------     ---------------
Net income...............................      $    14,378       $    12,352       $    41,870       $    37,389
                                               =============    ===============    =============     ===============

Earnings per share - basic...............      $      0.65       $      0.56       $      1.87       $      1.69
Earnings per share - diluted.............      $      0.64       $      0.54       $      1.84       $      1.65

Average shares outstanding - basic.......       22,142,194        22,180,058        22,349,998        22,117,858
Average shares outstanding - diluted.....       22,642,345        22,841,832        22,763,049        22,683,862



   The accompanying notes are an integral part of the consolidated financial statements.

                         AFFILIATED MANAGERS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                   --------------------------
                                                                                       2000           2001
                                                                                   -----------    -----------
Cash flow from operating activities:
   Net income.................................................................     $  41,870      $  37,389
Adjustments to reconcile net income to net cash flow from operating activities:
   Amortization of intangible assets..........................................        19,881         20,848
   Depreciation and other amortization........................................         3,107          4,162
   Deferred income tax provision..............................................         6,256          4,451
   Reclassification of FAS 133 adjustment to net income.......................            --          1,591
   FAS 133 transition adjustment..............................................            --         (2,203)
Changes in assets and liabilities:
   Decrease in investment advisory fees receivable............................       184,405         22,083
   (Increase) decrease in other current assets................................        (2,181)         5,367
   Decrease in non-current other receivables..................................         3,203          1,032
   Decrease in accounts payable, accrued expenses and other liabilities.......       (91,455)       (23,117)
   Decrease in minority interest..............................................       (31,948)        (5,937)
                                                                                   -----------    -----------
          Cash flow from operating activities.................................       133,138         65,666
                                                                                   -----------    -----------
Cash flow used in investing activities:
   Purchase of fixed assets...................................................       (10,261)          (185)
   Costs of investments, net of cash acquired.................................      (101,379)       (15,982)
   Increase in other assets...................................................          (426)          (324)
   Loans to employees.........................................................          (233)            --
                                                                                   -----------    -----------
         Cash flow used in investing activities...............................      (112,299)       (16,491)
                                                                                   -----------    -----------
Cash flow from financing activities:
   Borrowings of senior bank debt.............................................       172,500         49,300
   Repayments of senior bank debt.............................................      (165,000)      (150,300)
   Issuances of debt securities...............................................            --        227,603
   Issuances of equity securities.............................................         7,603         11,964
   Repurchase of stock........................................................       (39,635)        (7,777)
   Debt issuance costs........................................................           (15)        (6,581)
                                                                                   -----------    -----------
         Cash flow from financing activities..................................       (24,547)       124,209
                                                                                   -----------    -----------
Effect of foreign exchange rate changes on cash flow..........................          (200)            68
Net increase (decrease) in cash and cash equivalents..........................        (3,908)       173,452
   Cash and cash equivalents at beginning of period...........................        53,879         31,612
                                                                                   -----------    -----------
Cash and cash equivalents at end of period....................................     $  49,971      $ 205,064
                                                                                   ===========    ===========
Supplemental disclosure of non-cash financing activities:
   Common stock issued for Affiliate equity purchases.........................     $      --      $   2,276
   Notes issued for Affiliate equity purchases................................     $      --      $   9,525


   The accompanying notes are an integral part of the consolidated financial statements.

1. BASIS OF PRESENTATION

     The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All material intercompany balances and transactions have been eliminated. All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 includes additional information about AMG, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

2. RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standard No. 141 (FAS 141), "Business Combinations," and Financial Accounting Standard No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

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

     Upon the effectiveness of FAS 142, FAS 141 requires that intangibles acquired in prior business combinations be reviewed for impairment. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period. At this time, the Company does not expect that the adoption of these statements will result in any reclassification of goodwill or impairment of intangible assets.

     On October 3, 2001, the FASB issued Financial Accounting Standard No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 establishes new rules for the recognition and measurement of asset impairment as well as the reporting of disposals of a business segment and the recognition of losses from the discontinuation of operations. FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of FAS 144 will have a material effect on the Company's financial statements.

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

     The Company is exposed to interest rate risk inherent in its variable rate debt liabilities. The Company's risk management strategy uses financial instruments, specifically interest rate swap contracts, to hedge certain interest rate exposures. In entering into these contracts, AMG intends to offset cash flow gains and losses that occur on its existing debt liabilities with cash flow losses and gains on the contracts hedging these liabilities. The Company agrees with a counterparty (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company intends to hold its current interest rate swap contracts until their maturity. During the period ended September 30, 2001, the Company did not discontinue hedging activities or terminate variable debt instruments.

     The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item, both of which are based on LIBOR rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in the third quarter of fiscal 2001.

     At September 30, 2001, the net fair value of the Company's interest rate swap liability was $1,406, which was recorded on the consolidated balance sheet in accounts payable and accrued liabilities. AMG estimates the fair values of derivatives based on quoted market prices.

     At September 30, 2001, the Company had recorded approximately $1,211 of net unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. AMG expects that approximately 85% of these losses will be reclassified to earnings within one year, and that the remainder will be reclassified to earnings after one year.

4. COMPREHENSIVE INCOME

     The Company's comprehensive income includes net income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also include the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:

                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                   -----------------------------    -------------------------------
                                                       2000            2001              2000             2001
                                                   ------------   --------------    -------------    --------------
Net income....................................       $ 14,378        $ 12,352        $   41,870       $   37,389
Change in unrealized foreign currency gains
   (losses)...................................            (52)             67              (200)              68
Change in net unrealized loss on derivative
   instruments................................            ---            (656)              ---             (947)
Reclassification of realized loss on
   derivative instruments to net income.......                            101                                103
Cumulative effect of change in accounting
   principle - FAS 133 transition adjustment              ---             ---               ---           (1,321)
Reclassification of FAS 133 transition
   adjustment to net income...................            ---              73               ---              954
                                                   ------------   --------------    -------------    --------------
Comprehensive income..........................       $ 14,326        $ 11,937        $   41,670       $   36,246
                                                   ============   ==============    =============    ==============

The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                             December 31,         September 30,
                                                                 2000                 2001
                                                          ------------------    ----------------
Foreign currency translation adjustment.................      $   (342)           $     (274)
Unrealized loss on derivative instruments...............           ---                (1,211)
                                                          ------------------    ----------------
Accumulated other comprehensive income (loss)...........      $   (342)           $   (1,485)
                                                          ==================    ================

5. ACQUISITIONS

     On July 30, 2001, the Company entered into a definitive agreement with Welch & Forbes, Inc. and Welch & Forbes (a partnership) (collectively, "Welch & Forbes") pursuant to which the Company will acquire a majority equity interest in Welch & Forbes. Following the transaction, the Company will own a 60% interest in Welch & Forbes, with Welch & Forbes' management retaining the remaining 40%. The transaction is expected to close in the fourth quarter of 2001 upon receipt of customary approvals.

     On August 29, 2001, the Company entered into a definitive agreement to acquire a majority equity interest in the business of Friess Associates, LLC ("Friess Associates"), and completed the transaction on October 31, 2001. The Company acquired 51% of Friess Associates for approximately $241,000, and has agreed to acquire an additional 19% interest in three years. The remaining equity ownership of the firm is held by Friess Associates' management. The transaction was financed through the Company's working capital and borrowings under the Company's credit facility.

In accordance with FAS 142, goodwill and any other intangible assets determined to have indefinite lives acquired in the Welch & Forbes and Friess Associates transactions will not be amortized.

6. INCOME TAXES

     A summary of the provision for income taxes is as follows:

                                                       For the Three Months        For the Nine Months
                                                        Ended September 30,         Ended September 30,
                                                   ------------------------     --------------------------
                                                      2000           2001          2000            2001
                                                   ----------    ----------     -----------    -----------
Federal:
   Current....................................     $   7,313     $   5,709      $   19,495     $   17,913
   Deferred...................................         1,215         1,495           5,341          3,895

State:
   Current....................................         1,275           816           3,343          2,560
   Deferred...................................           188           213             915            556
                                                   ----------    ----------     -----------    -----------
Provisions for income taxes...................     $   9,991     $   8,233      $   29,094     $   24,924
                                                   ==========    ==========     ===========    ===========

7. EARNINGS PER SHARE

     The calculation of basic earnings per share is based on the weighted average of common shares outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Unlike all other dollar amounts in these footnotes, net income in this table is not presented in thousands.

                                                        For the Three Months            For the Nine Months
                                                        Ended September 30,             Ended September 30,
                                                   -----------------------------  -----------------------------
                                                       2000            2001           2000             2001
                                                   -----------     -------------  -------------    ------------
Numerator:
   Net Income.................................     $14,378,000     $ 12,352,000   $ 41,870,000     $37,389,000
Denominator:
   Average shares outstanding - basic.........      22,142,194       22,180,058     22,349,998      22,117,858
   Incremental shares of stock options........         500,151          661,774        413,051         566,004
                                                   -----------     -------------  -------------    ------------
   Average shares outstanding - diluted.......      22,642,345       22,841,832     22,763,049      22,683,862

Earnings per share:
   Basic......................................     $      0.65     $       0.56   $       1.87     $      1.69
   Diluted....................................     $      0.64     $       0.54   $       1.84     $      1.65

     In April 2000, the Board of Directors authorized a share repurchase program pursuant to which AMG was authorized to repurchase up to five percent of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999. For the twelve-month periods ended September 30, 2000 and 2001, the Company repurchased a total of 1,413,200 and 328,600 shares of Common Stock, respectively, under these two programs.

8. LONG-TERM SENIOR DEBT

     At September 30, 2001, long-term senior debt was $277,603, consisting of $50,000 of senior bank debt and $227,603 of zero-coupon senior convertible notes. Long-term debt consisted of $151,000 of senior bank debt at December 31, 2000.

     The zero-coupon senior convertible notes were privately placed by the Company in an offering completed in May 2001. The Company issued $251,000 principal amount at maturity zero-coupon senior convertible debt securities due 2021 for aggregate proceeds (net of transaction costs) of approximately $221,000. Approximately $101,000 of the net proceeds were used to repay debt; the balance was used for other general business purposes.

Each security was issued at 90.50% of principal amount at maturity, accretes at a rate of 0.50% per annum and is convertible into 11.62 shares of the Company's Common Stock if certain conditions are met. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2002, 2004, 2006, 2011 and 2016. If the holders exercise this option, the Company may elect to repurchase the securities in cash, shares of its Common Stock or some combination thereof. It is the Company's current intention to repurchase the securities with cash. In June 2001, a registration statement registering the securities under the Securities Act of 1933 for resale by the holders became effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     WHEN USED IN THIS FORM 10-Q AND IN OUR FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "BELIEVES," "ESTIMATE," "PROJECT," OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHERS, THE FOLLOWING:

     o OUR PERFORMANCE IS DIRECTLY AFFECTED BY CHANGING CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS, AND DECLINES IN THE FINANCIAL MARKETS WILL RESULT IN DECREASED ADVISORY FEES OR PERFORMANCE FEES, WHICH MAY PRODUCE A CORRESPONDING DECLINE IN THE CASH FLOW DISTRIBUTABLE TO US FROM OUR AFFILIATES;

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

OVERVIEW

     We buy and hold equity interests in investment management firms and currently derive all of our revenues from those firms. Our most recent investment was in Friess Associates, LLC ("Friess Associates"), a transaction completed on October 31, 2001. We acquired 51% of Friess Associates for approximately $241.0 million, and agreed to acquire an additional 19% interest in three years. The remaining equity of the firm is held by Friess Associates' management. Friess Associates had approximately $6.3 billion of assets under management at the time of our investment. In addition, on July 30, 2001, we entered into a definitive agreement with Welch & Forbes, Inc. and Welch & Forbes (a partnership) (collectively, "Welch & Forbes") pursuant to which we will acquire a majority equity interest in Welch & Forbes. Following the transaction, we will own a 60% interest in Welch & Forbes, with Welch & Forbes' management retaining the remaining 40%. Pro forma for our investment in Friess Associates (but not including the pending investment in Welch & Forbes), our affiliated investment management firms in aggregate managed approximately $71.5 billion in assets at September 30, 2001.

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

     We generally derive our revenues from the provision of investment management services for fees by our Affiliates. Investment management fees (or "asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, several of the Affiliates charge performance-based fees to certain of their clients; these performance-based fees result in payments to the applicable Affiliate based on levels of investment performance achieved. While the Affiliates bill performance-based fees at various times throughout the year, the greatest portion of these fees has historically been billed in the fourth quarter in any given year. All references to "assets under management" include assets directly managed as well as assets underlying overlay strategies (which we call "overlay assets"), which employ futures, options or other derivative securities to achieve a particular investment objective.

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

        As described above, our revenue is largely from fees based upon our Affiliates' assets under management, and for the nine months ending September 30, 2001 in excess of 90% of that revenue was derived from the management of equity assets using various styles. As a result, our revenue is impacted by the performance of the equity markets as a whole. During the third quarter of 2001, market indices such as the Dow Jones Industrial Average and the NASDAQ Composite Index declined significantly. As with many financial services firms, our results in the third quarter of 2001 were affected adversely by these broad market declines. In addition, our profitability may be affected by fees paid on the basis of investment performance at certain Affiliates. Fees based on investment performance are inherently dependent on investment results, and therefore may vary substantially from year to year. For example, performance-based fees were of an unusual magnitude in 1999, but were not as significant in 2000, and may not recur even to the same magnitude as in 2000 in 2001 or future years, if at all.

        We believe it is significant to distinguish certain amortization and other non-cash expenses from other operating expenses since these expenses do not require the use of cash. We have provided additional supplemental information in this report for "cash" related earnings as an addition to, but not as a substitute for, measures of financial performance under generally accepted accounting principles, and our calculations may not be consistent with those of other companies. Our additional measures of "cash" related earnings are:

     o Cash Net Income (net income plus depreciation and amortization), which we believe is useful to investors as an indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on our Common Stock (although the Company has no current plans to pay dividends);

     o EBITDA (earnings before interest expense, income taxes, depreciation and amortization), which we believe is useful to investors as an indicator of our ability to service debt, make new investments and meet working capital requirements; and

     o EBITDA Contribution (EBITDA plus our holding company operating expenses), which we believe is useful to investors as an indicator of funds available from our Affiliates' operations to pay holding company operating expenses, service debt, make new investments and meet working capital requirements.

     We have accounted for our investments using the purchase method of accounting under which goodwill is recorded for the excess of the purchase price for the acquisition of interests in Affiliates over the fair value of the net assets acquired, including acquired client relationships. As a result of our investments, intangible assets, consisting of acquired client relationships and goodwill, constitute a substantial percentage of our consolidated assets. As of September 30, 2001, our total assets were approximately $948.6 million, of which approximately $195.0 million consisted of acquired client relationships and $453.8 million consisted of goodwill.

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

     We have regularly performed an evaluation of intangible assets on an investment-by-investment basis to determine whether there has been any impairment in their carrying value or their useful lives. If impairment was indicated, then the carrying amount of intangible assets, including goodwill, was reduced to their fair values.

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

     We are continuing to assess the impact of the new rules on our accounting. At this time, we do not expect that the adoption of FAS 141 and FAS 142 will result in any reclassification of goodwill or impairment of intangible assets. However, we do expect that at least $4.0 million of intangible amortization expense reported in the third quarter will no longer be reported as of the first quarter of 2002. This estimate reflects our expectation that goodwill and certain other intangible assets will have indefinite lives and therefore will not be amortized. Accordingly, we anticipate that FAS 141 and FAS 142 will have a positive effect on our reported net income and earnings per share in quarters subsequent to the end of 2001. Nonetheless, we expect that intangible amortization will continue to be a material component of our operating expenses.

      Upon the effectiveness of FAS 142, our measure of Cash Net Income will be modified in response to the implementation of this new accounting standard. Prior to this change, deferred tax expenses were accrued because intangible assets were amortized over different periods for financial reporting and income tax purposes (since we structure our investments as taxable transactions, and our cash taxes are reduced by amortization deductions over the periods prescribed by the tax code). While FAS 142 eliminated the amortization of goodwill and certain other intangible assets, it continues to require the accrual of deferred tax expenses for these assets. However, because under FAS 142 this deferred tax accrual would only reverse in the event of a future sale or impairment of an Affiliate, we believe deferred tax accruals should be added back in calculating Cash Net Income to best approximate the actual funds available to us to make new investments, repay debt obligations, or repurchase shares of Common Stock. Accordingly, in providing future supplemental information, we will define Cash Net Income as "net income plus depreciation, amortization and deferred taxes."

     Assets under management were $65.2 billion at September 30, 2001 versus $73.7 billion at June 30, 2001 and $77.5 billion at December 31, 2000. The decrease in assets under management during the quarter resulted from a decline in the value of assets under management of $9.2 billion, resulting principally from a broad decline in the equity markets, partially offset by positive net client cash flows of directly managed assets of approximately $700 million. The year-to-date decrease in assets under management resulted from the decline in the value of assets under management of $14.2 billion, resulting principally from a broad decline in the equity markets, as well as from a net loss of overlay assets of $1.4 billion. These decreases were offset partially by positive net client cash flows of directly managed assets of $2.7 billion and from our minority investment in Dublin Fund Distributors, N.V. in March 2001 (approximately $200 million in assets under management at the time of our investment) and the merger of Bowling Portfolio Management, Inc. into Renaissance Investment Management in June 2001 (approximately $387 million in assets under management at the time of the merger).

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     We had net income of $12.4 million for the quarter ended September 30, 2001 compared to net income of $14.4 million for the quarter ended September 30, 2000. The decrease in net income resulted primarily from the decline in the EBITDA Contribution of our Affiliates, from $42.8 million for the quarter ended September 30, 2000 to $36.4 million for the quarter ended September 30, 2001. This decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the nine months ended September 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

     Total revenues for the quarter ended September 30, 2001 were $96.6 million, a decrease of $21.6 million from the quarter ended September 30, 2000. As stated above with respect to EBITDA Contribution, this decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the nine months ended September 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

     Total operating expenses decreased by $13.5 million to $60.9 million for the quarter ended September 30, 2001 from $74.4 million for the quarter ended September 30, 2000. Compensation and related expenses decreased by $17.0 million to $31.5 million. Amortization of intangible assets increased by $0.2 million to $7.0 million, selling, general and administrative expenses increased by $3.4 million to $18.5 million, depreciation and other amortization increased by $0.2 million to $1.4 million and other operating expenses decreased by $0.3 million to $2.6 million. The decrease in total operating expenses was the result of a decrease in Affiliates' Operating Allocation resulting from the decline in our revenues.

     Minority interest decreased by $2.5 million to $14.1 million for the quarter ended September 30, 2001 from $16.6 million for the quarter ended September 30, 2000, primarily as a result of the decrease in our Affiliates' Owners' Allocation resulting from the decline in our revenues.

     Interest expense decreased by $1.1 million to $3.0 million for the quarter ended September 30, 2001 from $4.1 million for the quarter ended September 30, 2000. The decrease in interest expense resulted from the restructuring of our long-term debt to effect lower costs of borrowing and a decrease in the effective interest rate of our senior revolving credit facility. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero-coupon senior convertible notes accreting at a rate of 0.50% per annum, and used $101 million of the proceeds to repay debt under our credit facility. The decrease in the effective interest rate of our senior revolving credit facility was the result of a decrease in LIBOR rates.

     Income tax expense was $8.2 million for the quarter ended September 30, 2001 compared to $10.0 million for the quarter ended September 30, 2000. The change in tax expense was principally related to the decrease in income before taxes and a decrease in the effective tax rate.

     EBITDA decreased by $4.5 million to $31.9 million for the quarter ended September 30, 2001 from $36.4 million for the quarter ended September 30, 2000, primarily as a result of the decline in revenues. Cash Net Income decreased by $1.7 million to $20.7 million for the quarter ended September 30, 2001 from $22.4 million for the quarter ended September 30, 2000, as a result of the factors affecting net income as described above, excluding the changes in depreciation and amortization during the period.

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     We had net income of $37.4 million for the nine months ended September 30, 2001 compared to net income of $41.9 million for the nine months ended September 30, 2000. The decrease in net income resulted primarily from the decline in the EBITDA Contribution of our Affiliates, from $121.9 million for the nine months ended September 30, 2000 to $110.3 million for the nine months ended September 30, 2001. This decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the nine months ended September 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

     Total revenues for the nine months ended September 30, 2001 were $297.7 million, a decrease of $46.2 million from the nine months ended September 30, 2000. As stated above with respect to EBITDA Contribution, this decline resulted principally from the decrease in asset-based fees reflecting the impact of a broad equity market decline in 2000 and the nine months ended September 30, 2001, partially offset by increases in such fees resulting from positive net client cash flows of directly managed assets.

     Total operating expenses decreased by $27.3 million to $186.8 million for the nine months ended September 30, 2001 from $214.1 million for the nine months ended September 30, 2000. Compensation and related expenses decreased by $34.7 million to $98.4 million. Amortization of intangible assets increased by $0.9 million to $20.8 million, selling, general and administrative expenses increased by $5.2 million to $55.6 million, depreciation and other amortization increased by $1.1 million to $4.2 million, and other operating expenses increased by $0.2 million to $7.9 million. The decrease in total operating expenses was the result of a decrease in Affiliates' Operating Allocation resulting from the decline in our revenues.

     Minority interest decreased by $7.1 million to $43.0 million for the nine months ended September 30, 2001 from $50.1 million for the nine months ended September 30, 2000, primarily as a result of the decrease in our Affiliates' Owners' Allocation, resulting from the decline in our revenues.

     Interest expense decreased by $2.6 million to $9.5 million for the nine months ended September 30, 2001 from $12.1 million for the nine months ended September 30, 2000. The decrease in interest expense resulted from the restructuring of our long-term debt to effect lower costs of borrowing, partially offset by a one-time transition adjustment related to our adoption of the new derivative accounting rules. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero-coupon senior convertible notes accreting at a rate of 0.50% per annum, and used $101 million of the proceeds to repay debt under our credit facility. The derivative transition adjustment was attributable to the repayment of the credit facility with the proceeds of the senior convertible notes offering.

     Income tax expense was $24.9 million for the nine months ended September 30, 2001 compared to $29.1 million for the nine months ended September 30, 2000. The change in tax expense was principally related to the decrease in income before taxes as well as a decrease in the effective tax rate.

     EBITDA decreased by $9.2 million to $96.8 million for the nine months ended September 30, 2001 from $106.0 million for the nine months ended September 30, 2000, primarily as a result of the decline in revenues. Cash Net Income decreased by $2.5 million to $62.4 million for the nine months ended September 30, 2001 from $64.9 million for the nine months ended September 30, 2000, as a result of the factors affecting net income as described above, excluding the changes in depreciation and amortization during the period.

LIQUIDITY AND CAPITAL RESOURCES

     We have met our cash requirements primarily through borrowings from our banks, cash generated by operating activities and the issuance of equity and debt securities. Our principal uses of cash have been to make investments, repay indebtedness, pay income taxes, repurchase shares, make additional investments in existing Affiliates (including our purchase of management owners' retained equity), support our and our Affiliates' operating activities and for working capital purposes. We expect that our principal use of funds for the foreseeable future will be for additional investments, distributions to management owners of Affiliates, repayments of debt including interest on outstanding debt, payment of income taxes, repurchases of shares, capital expenditures, additional investments in existing Affiliates and for other working capital purposes.

     During the nine months ended September 30, 2001, we paid approximately $27.4 million for investments in Bowling Portfolio Management, Dublin Fund Distributors, N.V. and additional investments in existing Affiliates with borrowings under the credit facility, the issuance of notes and working capital. At September 30, 2001, excluding cash and cash equivalents held by Affiliates, we had cash and cash equivalents of approximately $175.6 million. Under our senior revolving credit facility, as of September 30, 2001 we had outstanding borrowings of $50 million and $280 million of additional capacity. We closed our investment in Friess Associates on October 31, 2001 using working capital and borrowings under our credit facility. Giving effect to this transaction and other borrowing and repayment activity, at November 9, 2001, we had outstanding borrowings under our credit facility of $133 million, and the ability to borrow an additional $197 million. We have the option with the consent of our lenders to increase the facility by another $70 million to a total of $400 million. The pending investment in Welch & Forbes is expected to be funded through additional borrowings under our credit facility.

     In May 2001, we completed the private placement of zero-coupon senior convertible notes in which we realized net proceeds of approximately $221 million. Approximately $101 million of the net proceeds were used to repay debt under our senior revolving credit facility; the balance was used for other general business purposes. In the placement, we sold a total of $251 million principal amount at maturity of zero-coupon senior convertible notes due 2021, with each $1,000 note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into 11.62 shares of our Common Stock upon the occurrence of any of the following events: (i) if for certain periods in any calendar nine months, the closing sale price of our Common Stock is more than a specified price (initially $93.53 and increasing incrementally each calendar nine months for the next twenty years to $94.62 on April 1, 2021); (ii) if the credit rating assigned to the security is below a specified level; (iii) if we call the convertible securities for redemption; or
(iv) in the event that we take certain corporate actions. We have the option to redeem the convertible notes for cash on or after May 7, 2006, and may be required to repurchase the securities at their accreted value at the option of the holders on May 7 of 2002, 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be made in cash or shares of our Common Stock.

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

     During the nine months ended September 30, 2001, we repurchased 133,100 shares of Common Stock with borrowings under our credit facility. Pursuant to a share repurchase program authorized by our Board of Directors in April 2000, we are authorized to repurchase up to five percent of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of our executive officers. We have the authorization to repurchase an additional 537,681 shares of Common Stock under this program.

     In order to provide the funds necessary for us to continue to acquire interests in investment management firms, including in our existing Affiliates upon the sale by our Affiliates' owners of their retained equity to us and to refinance existing indebtedness (including the possible repurchase of the zero-coupon senior convertible notes), it will be necessary for us to incur, from time to time, additional long-term bank debt and/or issue equity or debt securities, depending on market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us, if at all.

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

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in LIBOR rates, sustained for three months. This analysis reflects the impact of such movement on the combination of our senior debt under our revolving credit facility and our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates, and then factoring in the offsetting interest rate savings on the underlying senior debt. As of November 9, 2001, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $227,200.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     (b) Reports on Form 8-K:

     The following Current Reports on Form 8-K were filed by AMG during the quarter ended September 30, 2001.

     1.   Current Report on Form 8-K dated July 25, 2001 (filed
          August 20, 2001), containing the press release disclosing the Company's operating results for the quarter ended June 30, 2001.

     2.   Current Report on Form 8-K dated July 31, 2001 (filed
          August 20, 2001), announcing that a definitive agreement had been reached for the Company to acquire a majority equity interest in Welch & Forbes.

     3.   Current Report on Form 8-K dated August 29, 2001 (filed September 20,
          2001), announcing that a definitive agreement had been reached for the Company to acquire a majority equity interest in Friess Associates.

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



                         AFFILIATED MANAGERS GROUP, INC.
                         -------------------------------
                                  (Registrant)


/s/ DARRELL W. CRATE    on behalf of the Registrant as Executive Vice President,      November 13, 2001
--------------------             Chief Financial Officer and Treasurer
(Darrell W. Crate)               (and also as Principal Financial and
                                    Principal Accounting Officer)