Form 10-K
period 2001-12-31
AFFILIATED MANAGERS GROUP INC
filed 2002-04-01
CIK 1004434

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

             600 HALE STREET, PRIDES CROSSING, MASSACHUSETTS 01965
                    (Address of principal executive offices)

                                 (617) 747-3300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                      Name of each exchange on which registered
          COMMON STOCK ($.01 PAR VALUE)                          NEW YORK STOCK EXCHANGE
                  INCOME PRIDES                                  NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    At March 22, 2002, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing price of $72.39 on that date on the New York Stock Exchange, was $1,580,169,314. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors and persons holding 10% or more of the Registrant's Common Stock are affiliates. There were 22,260,163 shares of the Registrant's Common Stock outstanding on March 22, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the Registrant to be filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2002. Such Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

PART I.......................................................................      1

  Item 1.        Business....................................................      1

  Item 2.        Properties..................................................     16

  Item 3.        Legal Proceedings...........................................     16

  Item 4.        Submission of Matters to a Vote of Security Holders.........     16

PART II......................................................................     17

  Item 5.        Market for Registrant's Common Equity and Related
                   Stockholder Matters.......................................     17

  Item 6.        Selected Historical Financial Data..........................     18

  Item 7.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................     19

  Item 7A.       Quantitative and Qualitative Disclosures About Market
                   Risk......................................................     32

  Item 8.        Financial Statements and Supplementary Data.................     33

  Item 9.        Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................     60

PART III.....................................................................     60

PART IV......................................................................     60

  Item 14.       Exhibits, Financial Statement Schedule and Reports on
                   Form 8-K..................................................     60

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2001, our affiliated investment management firms managed approximately $81.0 billion in assets across a broad range of investment styles and in three principal distribution channels (High Net Worth, Mutual Fund and Institutional). We pursue a growth strategy designed to generate shareholder value through the internal growth of existing Affiliates, investments in additional, mid-sized investment management firms, and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

    In our investments in Affiliates, we typically hold a majority equity interest in each firm, with the remaining equity interests retained by the management of the Affiliate. Our investment approach addresses the succession and ownership transition issues facing the founders and principal owners of many mid-sized investment management firms by allowing them to preserve their firm's entrepreneurial culture and independence and to continue to participate in their firm's success. In particular, our structure:

    - maintains and enhances Affiliate managers' equity incentives in their firms;

    - allows Affiliate managers to retain operational autonomy, thereby preserving each Affiliate's distinct culture and investment focus; and

    - provides Affiliates with the ability to realize the benefits of scale economies in distribution, operations and technology.

    Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale. While preserving each Affiliate's unique culture and operating autonomy, we assist our Affiliates by broadening distribution channels, by developing new products and by offering strategic support and operational enhancements.

    We believe that a substantial number of opportunities to make investments in mid-sized investment management firms will continue to arise as their founders approach retirement age and begin to plan for succession. Our management identifies and develops relationships with promising potential firms based on a thorough understanding of the universe of such firms derived from our proprietary database that includes information from third party vendors, public and industry sources and our own research. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture of commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels.

INVESTMENT MANAGEMENT OPERATIONS

    Our Affiliates provide investment management services in three principal distribution channels: High Net Worth, Mutual Fund and Institutional. Through these distribution channels, our affiliated investment management firms offer more than 150 products across a broad range of investment styles and asset classes. We believe that this diversification helps to mitigate our exposure to the risks created by changing market environments.

    A summary of selected financial data attributable to our operations follows:

(IN MILLIONS, EXCEPT AS NOTED)                                  1999       2000       2001
------------------------------                                --------   --------   --------
ASSETS UNDER MANAGEMENT (IN BILLIONS)(1)
High Net Worth..............................................   $ 16.1     $ 22.2     $ 24.6
Mutual Fund.................................................      7.4        9.3       14.4
Institutional...............................................     58.5       46.0       42.0
                                                               ------     ------     ------
    Total...................................................   $ 82.0     $ 77.5     $ 81.0
                                                               ======     ======     ======
REVENUE
High Net Worth..............................................   $177.9     $138.9     $133.8
Mutual Fund.................................................     76.4       97.4      113.6
Institutional...............................................    264.4      222.4      160.8
                                                               ------     ------     ------
    Total...................................................   $518.7     $458.7     $408.2
                                                               ======     ======     ======
NET INCOME(2)
High Net Worth..............................................   $ 28.8     $ 19.4     $ 18.6
Mutual Fund.................................................     11.5       12.7       15.6
Institutional...............................................     31.9       24.6       15.8
                                                               ------     ------     ------
    Total...................................................   $ 72.2     $ 56.7     $ 50.0
                                                               ======     ======     ======
EBITDA(3)
High Net Worth..............................................   $ 63.3     $ 46.5     $ 45.1
Mutual Fund.................................................     29.0       32.4       38.8
Institutional...............................................     74.5       63.5       48.2
                                                               ------     ------     ------
Total.......................................................   $166.8     $142.4     $132.1
                                                               ======     ======     ======

    HIGH NET WORTH DISTRIBUTION CHANNEL

    Affiliate clients in the High Net Worth distribution channel include wealthy individuals, family trusts and managed accounts at brokerage firms that are attributable to individuals. Through our Affiliates, we provide customized investment management services for high net worth individuals and families through direct relationships, as well as through more than 90 managed account ("wrap") programs.

    Our two largest Affiliates (based on pro forma 2001 EBITDA) in the High Net Worth distribution channel are:

    - Rorer Asset Management, LLC ("Rorer"), a Philadelphia-based investment adviser that employs a disciplined relative value investment process in managing equity portfolios; and

    - Tweedy, Browne Company LLC ("Tweedy, Browne"), a New York-based investment adviser that employs a value-oriented investment approach advocated by Benjamin Graham to invest in global and domestic securities.

------------------------

(1)  Balances as of December 31.

(2) Note 18 to our Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results.

(3) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. We believe EBITDA may be useful to investors as an indicator of our ability to service debt, make new investments and meet working capital requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. For purposes of our distribution channel operating results, holding company expenses have been allocated based on the EBITDA Contribution (as defined on page 21) from each distribution channel.

    In addition, Welch & Forbes LLC, a Boston-based investment adviser described in further detail below, and Gofen and Glossberg, L.L.C., a Chicago-based investment counseling firm, focus on providing investment management services in the High Net Worth distribution channel.

    In March 2001, we purchased a minority interest in Dublin Fund Distributors, N.V., the parent company of Edgehill Select Group, L.L.C. and Edgehill Select Group, S.A.R.L. (collectively, "Dublin Fund Distributors"). Dublin Fund Distributors, which is based in New York and Paris (and operates under the name DFD Select Group), is the sponsor of an Irish-registered and listed umbrella trust of hedge funds for which it selects independent sub-advisers. Dublin Fund Distributors markets to institutions in the international marketplace, primarily pension funds, banks, insurance companies and funds of funds. Our investment in Dublin Fund Distributors provides our Affiliates an opportunity to expand their international hedge fund clientele, or to access this segment of the High Net Worth distribution channel for the first time. Dublin Fund Distributors currently distributes investment products managed by Essex Investment Management Company, LLC ("Essex") and Frontier Capital Management Company, LLC ("Frontier").

    In November 2001, we completed our most recent investment in the High Net Worth distribution channel by acquiring a 60% interest in Welch & Forbes, Inc. and Welch & Forbes (a partnership) (collectively, "Welch & Forbes"). Welch & Forbes' management retained the remaining equity. Established in 1838, Welch & Forbes provides customized investment advisory and fiduciary services to a range of clients including personal trusts, high net worth families and charitable foundations. Client portfolios are tailored to meet each client's objectives, and are invested in a range of quality growth equity securities, fixed income securities and venture capital investments. Welch & Forbes also provides estate and tax services for its clients.

    In January 2002, we launched our first multi-Affiliate product that allows sponsors to offer investors a series of portfolios, each managed by multiple independent Affiliates that employ separate and distinct investment styles. Together, the portfolios create a spectrum of asset, style and risk allocations designed to meet the investment goals of a wide range of separate account investors and provide investors an opportunity to access a diverse group of independently managed products in a single account, at a reasonable asset level. First Union Securities is the first financial services firm to enter into an agreement with us to market the product through its nationwide network of more than 8,000 registered representatives.

    MUTUAL FUND DISTRIBUTION CHANNEL

    Through our Affiliates, we provide advisory or sub-advisory services to 27 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

    Our two largest Affiliates (based on pro forma 2001 EBITDA) in the Mutual Fund distribution channel are:

    - Tweedy, Browne, which advises two mutual funds: Tweedy, Browne Global Value Fund and Tweedy, Browne American Value Fund; and

    - Friess Associates, LLC ("Friess"), a growth equity investment manager based in Delaware, Wyoming and Arizona, described in further detail below.

    In addition, The Managers Funds LLC ("Managers"), a Norwalk,
Connecticut-based adviser to two families of no-load mutual funds, The Managers Funds and Managers AMG Funds, and Skyline Asset Management, L.P. ("Skyline"), a Chicago-based small-cap equity manager to the Skyline Special Equities Portfolio, focus on providing investment management services in the Mutual Fund distribution channel.

    We acquired Managers in 1999 to expand our business in the Mutual Fund distribution channel, and to support the growth and operations of our Affiliates by providing them a cost-effective way to access the Mutual Fund distribution channel. With Managers, we formed Managers AMG Funds, a no-load mutual fund family distributed to retail and institutional clients directly by Managers and through intermediaries. There are currently seven series in this family of funds: Essex Aggressive Growth Fund, Frontier Growth Fund, Frontier Small Company Value Fund, First Quadrant Tax-Managed Equity Fund, Rorer Large Cap Fund, Rorer Mid Cap Fund and Systematic Value Fund.

    In October 2001, we completed our most recent investment in the Mutual Fund distribution channel by acquiring a 51% interest in Friess, with Friess management retaining the remaining equity. Friess advises three growth equity mutual funds: Brandywine Fund, Brandywine Advisers Fund and Brandywine Blue Fund. Friess manages growth equity accounts with a discipline that focuses on companies whose earnings are typically growing by at least 20% per year and whose stocks sell at reasonable price-to-earnings ratios.

    INSTITUTIONAL DISTRIBUTION CHANNEL

    Through our Affiliates, we offer investment products across 16 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity. Through this distribution channel, we manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities and Taft-Hartley plans.

    Our two largest Affiliates (based on pro forma 2001 EBITDA) in the Institutional distribution channel are:

    - Essex, a Boston-based investment adviser that specializes in growth equity portfolios and employs fundamental research combined with active portfolio management; and

    - Frontier, a Boston-based firm that specializes in both growth and value equity portfolios and employs a disciplined stock selection process driven by intensive internal research.

    In addition, Systematic Financial Management, L.P., a New Jersey-based investment adviser that specializes in value equity portfolios, and Davis Hamilton Jackson & Associates, L.P., a Houston-based investment adviser that specializes in large and mid-cap growth equities and fixed income securities, focus on providing investment management services in the Institutional distribution channel.

    In 2001, we worked closely with our Affiliates in evaluating their institutional marketing and client service initiatives in an effort to ensure that their products and services were successfully addressing the competitive demands of the market place. Specifically, we provided our Affiliates with resources to improve sales and marketing materials, to facilitate networking opportunities with the pension consultant and plan sponsor communities and to establish new distribution alternatives. This process gave our Affiliates the opportunity to tailor an appropriate call program for their products in each segment of the Institutional distribution channel.

    In addition, we significantly enhanced the web-based Client Service Platform through which Affiliates may service their clients, including clients in the Institutional distribution channel. Platform features include secure access to account and portfolio information and the ability for each Affiliate to customize its client service internet presence. Affiliates are able to employ leading-edge technology while saving money and time by customizing our offering rather than developing their own web-based client communication platform.

OUR STRUCTURE AND RELATIONSHIP WITH AFFILIATES

    While we structure our investments in various ways, our principal investment structure involves the purchase of majority interests in our Affiliates. Each Affiliate is organized as a separate and largely autonomous limited liability company or limited partnership. Each Affiliate operating agreement is tailored to meet the particular characteristics of the Affiliate. In each Affiliate's organizational documents, we delegate to the Affiliate's management team the power and authority to carry on the day-to-day operations and management of the Affiliate. We generally retain the authority to prevent specified types of actions that we believe could adversely affect cash distributions to us, as well as the authority to cause certain types of actions to protect our interests.

    Many of our Affiliates' organizational documents include revenue sharing arrangements. Each such revenue sharing arrangement allocates a percentage of revenue (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." We determine the percentage of revenue designated as Operating Allocation for each Affiliate in consultation with senior management of the Affiliate at the time of our investment based on the Affiliate's historical and projected operating margins. The organizational document of each such Affiliate allocates the remaining portion of the Affiliate's revenue (typically 30-50%) to the owners of that Affiliate (including us). We call this the "Owners' Allocation." Each Affiliate distributes its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate.

    Before reaching agreement on these allocations, we examine the revenue and expense base of the firm. We only agree to a division of revenue if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including a potential increase in expenses or decrease in revenue without a corresponding decrease in operating expenses. While our management has significant experience in the asset management industry, we cannot be certain that we will successfully anticipate changes in the revenue and expense base of any firm. Therefore, we cannot be certain that the agreed-upon Operating Allocation will be large enough to pay for all of an Affiliate's operating expenses, including salaries and bonuses of its principals and employees.

    One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

    - to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation, and their distributions from the Owners' Allocation; and

    - to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and compensation.

    An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation).

    The revenue sharing arrangements allow us to participate in the revenue growth of each Affiliate because we receive a portion of the additional revenue as our share of the Owners' Allocation. We participate in that growth to a lesser extent than the Affiliate's managers, however, because we do not share in the growth of the Operating Allocation or in any increases in profit margin.

    In certain other cases (such as, for example, Managers), the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms.

    Under the organizational documents of each Affiliate, the allocations and distributions of cash to us generally have priority over the allocations and distributions to the Affiliate's managers. This priority helps to protect us if there are any expenses in excess of the Operating Allocation of an Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. As noted above, since we own substantially all of Managers, we participate fully in any increase or decrease in its revenue or expenses.

    OUR PURCHASE OF ADDITIONAL INTERESTS IN OUR EXISTING AFFILIATES

    Under our transaction structure, the management team at each Affiliate retains an ownership interest in that Affiliate. We consider this a key way that we provide our Affiliates' managers with incentives to grow their firms as well as align their interests with ours. In order to further increase these incentives, we include in the organizational documents of each Affiliate (other than Paradigm Asset Management Company, L.L.C., in which we own a minority interest) "put" rights for its managers. The put rights require us, from time to time and at the request of an Affiliate's manager, to buy portions of his or her interests in the Affiliate. In this way, an Affiliate's managers can realize a portion of the equity value that they have created in their firm. In addition, organizational documents of some of our Affiliates provide us with "call" rights that permit us to require an Affiliates' managers to sell us portions of their interests in the Affiliate. Finally, the organizational documents of each Affiliate include provisions obligating each manager to sell his or her remaining interests to us at a point in the future, generally after the termination of his or her employment. The purchase price for these transactions is generally based on a multiple of the Affiliate's Owners' Allocation at the time the right is exercised, which is intended to represent fair value. We pay for these purchases in cash, shares of our Common Stock or other forms of consideration. Underlying these provisions is our basic philosophy that the managers of each Affiliate should maintain an ownership level in that Affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves.

    The put rights are designed to permit an Affiliate's managers to sell portions of their retained ownership to us. Instead of our purchase of a manager's interest in the Affiliate occurring only in the event of the termination of his or her employment, the put rights are designed to result in our purchase of additional interests in our Affiliates at a more gradual rate. We believe that our more gradual purchase of interests in Affiliates will enhance our ability to keep our ownership of each Affiliate within a desired range. We intend to continue providing equity participation opportunities in our Affiliates to more junior members of their management as well as to new key employees.

    In most cases, the put rights do not become exercisable for a period of several years from the date of our investment in an Affiliate. Once exercisable, the put rights generally are limited in the aggregate to a percentage of a manager's ownership interest. The most common formulation among the Affiliates is that a manager's put rights:

    - do not commence until five years after the date of our investment (or, if later, the date he or she purchased his or her interest in the Affiliate);

    - are limited, in the aggregate, to 50% of his or her interests in the Affiliate; and

    - are limited, in any 12-month period, to 10% of the greatest interest he or she held in the Affiliate.

    In addition, the organizational documents of the Affiliates often contain a limitation on the maximum total amount that management of any Affiliate may require us to purchase pursuant to their put rights in any 12-month period.

    The call rights are designed to provide a procedure for us and the managers of some of our Affiliates to facilitate a transition within the senior management team after an agreed-upon period of time. The call rights vary in each specific instance, but in all cases the timing and procedure are agreed upon when we make our investment.

    The organizational documents of the Affiliates generally provide that an Affiliate's managers will realize the remaining equity value that they have created following the termination of their employment with the Affiliate. In general, upon a manager's retirement after an agreed-upon number of years, or upon his or her earlier death, permanent incapacity or termination without cause (but with our consent), he or she is required to sell to us (and we are required to purchase) his or her remaining interests. If an Affiliate collects any key-man life insurance or lump-sum disability insurance proceeds upon the death or permanent incapacity of a manager, the Affiliate generally must use that money to purchase his or her interests. A purchase by an Affiliate would have the effect of ratably increasing our ownership percentage as well as that of each of its remaining managers. By contrast, the purchase of interests by us only increases our ownership percentage.

DIVERSIFICATION OF ASSETS UNDER MANAGEMENT AND EBITDA

    The following table provides information regarding the composition of our assets under management and EBITDA for the year ended December 31, 2001.

                                                                Year Ended December 31, 2001
                                                  --------------------------------------------------------
                                                  ASSETS UNDER    PERCENTAGE     PRO FORMA      PERCENTAGE
                                                   MANAGEMENT      OF TOTAL      EBITDA(1)       OF TOTAL
                                                  -------------   ----------   --------------   ----------
                                                  (IN MILLIONS)                (IN THOUSANDS)
DISTRIBUTION CHANNEL:
High net worth..................................      $24,560          30%        $ 51,628           33%
Mutual fund.....................................       14,456          18%          52,645           33%
Institutional...................................       41,990          52%          54,184           34%
                                                      -------         ---         --------          ---
    Total.......................................      $81,006         100%        $158,457          100%
                                                      =======         ===         ========          ===
ASSET CLASS:
Equity..........................................      $71,682          88%        $152,119           96%
Fixed income....................................        5,549           7%           4,754            3%
Other...........................................        3,775           5%           1,584            1%
                                                      -------         ---         --------          ---
    Total.......................................      $81,006         100%        $158,457          100%
                                                      =======         ===         ========          ===
GEOGRAPHY:
Domestic........................................      $62,466          77%        $125,181           79%
Global..........................................       18,540          23%          33,276           21%
                                                      -------         ---         --------          ---
    Total.......................................      $81,006         100%        $158,457          100%
                                                      =======         ===         ========          ===

INDUSTRY

    Although domestic equity markets have experienced continued volatility and steep declines over the 21-month period ended December 31, 2001, the asset management industry has experienced strong growth over the last five years.

    We believe that the asset management industry will continue to grow, and that such growth will be realized at different rates in the three principal distribution channels for our Affiliates' products. For example, a recent study predicts that the number of individuals with $500,000 to $5 million in investable assets, which was estimated to be 6.4 million in 1999, will grow to
9.6 million by 2005. We

------------------------

(1) EBITDA as defined in Note (3) on page 2. EBITDA amounts are pro forma to include our Friess and Welch & Forbes investments as if they occurred on January 1, 2001. Our Friess investment closed on October 31, 2001, and our Welch & Forbes investment closed on November 19, 2001.

believe that this projected trend will result in the continued growth of the asset management industry within the High Net Worth distribution channel. Further, we anticipate that the evolution of so-called "open architecture" arrangements between asset managers and unaffiliated distribution organizations will continue to have a positive impact on independent investment management organizations.

    In addition, demographic trends are expected to continue to have a favorable impact on the growth in retirement assets. One financial services institution predicts that private retirement assets will grow to $11.2 trillion by 2005, compared to $7.0 trillion in 2000 and $4.0 trillion in 1995. While the individual retirement account market (the assets of which are typically invested in mutual funds) is anticipated to grow at the fastest rate, the defined contribution market is expected to grow 11.8% over that period, and the defined benefit market (which is a principal component of the Institutional channel) is expected to grow 8.0%. As another example of the anticipated growth in the Institutional channel, one study predicts that endowment and foundation assets (which were approximately $800 billion in 2000) are expected to grow at an annual rate of 8.0% through 2005.

INVESTMENT ADVISERS

    Our principal targeted size range for prospective Affiliates is $500 million to $15 billion of assets under management. Within this size range, we have identified more than 1,300 investment management firms in the United States, Canada and the United Kingdom. We believe that, in the coming years, a substantial number of investment opportunities will arise as founders of such firms approach retirement age and begin to plan for succession. We also anticipate that there will be significant additional investment opportunities among firms that are currently wholly owned by larger entities. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, and an organized process for identifying and contacting investment prospects.

COMPETITION

    In each of the three principal distribution channels, our Affiliates compete with a large number of domestic and foreign investment management firms, including public companies, subsidiaries of commercial banks and insurance companies. In comparison to any of our Affiliates, most of these firms have greater resources and assets under management, and many offer a broader array of investment products and services. Since certain Affiliates are active in the same distribution channels, from time to time they may compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the Institutional distribution channel. We believe that the most important factors affecting our Affiliates' ability to compete for clients in the three principal distribution channels are:

    - the products offered;

    - the abilities, performance records and reputation of the Affiliates and their management teams;

    - the management fees charged;

    - the level of client service offered; and

    - the development of new investment strategies and the marketing of such strategies.

    The relative importance of each of these factors can vary depending on the type of investment management service involved. Each Affiliate's ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks, or if key personnel leave the Affiliate. The ability of each Affiliate to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under then-prevailing market conditions.

    A component of our growth strategy is the acquisition of equity interests in mid-sized investment management firms. In seeking to make such acquisitions, we compete with many acquirers of investment management firms, including other investment management holding companies, insurance companies, broker-dealers, banks and private equity firms. Many of these companies have longer operating histories and greater resources than we do, which may make them more attractive to the owners of firms in which we are considering an investment and may enable them to offer greater consideration to such owners. We believe that important factors affecting our ability to compete for future investments are:

    - the degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers; and

    - the reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.

GOVERNMENT REGULATION

    Our Affiliates' businesses are highly regulated, primarily by U.S. federal authorities and to a lesser extent by other authorities, including non-U.S. authorities. The failure of our Affiliates to comply with laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of an Affiliate's registration as an investment adviser, commodity trading advisor or broker/dealer. Each of our Affiliates is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. We do not directly engage in the business of providing investment advice and therefore are not registered as an investment adviser. Our Affiliates are also subject to regulation under the securities and fiduciary laws of various states. Moreover, many of our Affiliates act as advisers or sub-advisers to mutual funds, which are registered as investment companies with the Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). As an adviser or sub-adviser to a registered investment company, each of these Affiliates must comply with the requirements of the 1940 Act and related regulations. In addition, an adviser or sub-adviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

    Our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan which is a client of an Affiliate, as well as some transactions by the fiduciaries (and several other related parties) to such plans. Two of our Affiliates, First Quadrant, L.P. and The Renaissance Group LLC, are also registered with the Commodity Futures Trading Commission as commodity trading advisors and are members of the National Futures Association. Finally, Tweedy, Browne and a subsidiary of Managers are registered under the Securities Exchange Act of 1934, as amended, as broker-dealers and, therefore, are subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

    Furthermore, the Investment Advisers Act and the 1940 Act provide that each investment management contract under which our Affiliates manage assets for other parties either terminates automatically if assigned, or states that it is not assignable without consent. In general, the term

"assignment" includes not only direct assignments, but also indirect assignments which may be deemed to occur upon the direct or indirect transfer of a "controlling block" of our voting securities or the voting securities of one of our Affiliates. The 1940 Act further provides that all investment contracts with mutual fund clients may be terminated by such clients, without penalty, upon no later than 60 days' notice.

    Several of our affiliated investment management firms are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, First Quadrant Limited, located in London, is a member of the Investment Management Regulatory Organization of the United Kingdom, and some of our other affiliated investment management organizations are investment advisers to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois), Bermuda (where the funds are regulated by the Bermuda Monetary Authority) and Ireland (where the funds are regulated by the Central Bank of Ireland). In addition, Dublin Fund Distributors distributes funds (some which are managed by our Affiliates) in a variety of foreign jurisdictions. Dublin Fund Distributors and any of our affiliated investment management firms that manage such funds are therefore subject to the securities laws governing the investment management and distribution of such funds in the applicable jurisdictions.

    The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the Affiliates from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the Affiliate's business activities for specified periods of time, revocation of the Affiliate's registration as an investment adviser, commodity trading advisor and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

    Our officers, directors and employees and the officers and employees of each of the Affiliates may own securities that are also owned by one or more of the Affiliates' clients. We and each Affiliate have internal policies with respect to individual investments that require reports of certain securities transactions and restrict certain transactions so as to minimize possible conflicts of interest.

EMPLOYEES AND CORPORATE ORGANIZATION

    As of December 31, 2001, we had 41 employees and our Affiliates employed approximately 754 persons. Approximately 761 of these 795 employees were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

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

CAUTIONARY STATEMENTS

   WE EXPECT THAT WE WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND THERE CAN BE NO ASSURANCE THAT EXISTING OR FUTURE RESOURCES FOR SUCH CAPITAL WILL BE AVAILABLE TO US IN SUFFICIENT AMOUNTS OR ON ACCEPTABLE TERMS.

    While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms will require additional capital. We may also need to repurchase some or all of our outstanding zero coupon convertible notes on various dates commencing May 7, 2002, and we have obligations to purchase additional equity in existing Affiliates, which obligations will be triggered from time to time. These obligations may require more cash than is available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. These financing activities could increase our interest expense, decrease our net income and dilute the interests of our existing stockholders. Moreover, there can be no assurance that we will be able to obtain such financing on acceptable terms, if at all.

    REVOLVING CREDIT FACILITY. We currently have a revolving credit facility under which we had outstanding borrowings of $25 million as of December 31, 2001 and the ability to borrow up to an additional $305 million. Although we have the option, with the consent of our lenders, to increase the facility by another
$70 million to a total of $400 million, the pending maturity of the facility will likely limit our potential to exercise that option. We have used the credit facility in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, and we also may use the credit facility for working capital purposes or to refinance other indebtedness.

    Our credit facility matures in December 2002. While we intend to obtain new credit financing prior to that time, we may not be able to obtain this financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our net income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above.

    We may borrow under our credit facility only if we continue to meet certain financial tests, including interest and leverage ratios. In addition, our credit facility contains provisions for the benefit of our lenders that restrict the manner in which we can conduct our business, that may adversely affect our ability to make investments in new and existing Affiliates and that may have an adverse impact on the interests of our stockholders.

    Because indebtedness under our credit facility bears interest at variable rates, increases in interest rates may increase our interest expense, which could adversely affect our cash flow, our ability to meet our debt service obligations and our ability to fund future investments. Although we currently are party to interest rate hedging contracts designed to offset a portion of our exposure to interest rate fluctuations, we cannot be certain that this strategy will be effective.

    REPURCHASE OBLIGATIONS UNDER ZERO COUPON CONVERTIBLE SENIOR NOTES.  In
May 2001, we issued $251 million of zero coupon convertible senior notes due 2021. On May 7 of 2002, 2004, 2006, 2011 and 2016, holders may require us to purchase all or a portion of these notes at their accreted value. While we cannot predict whether or when holders will choose to exercise their repurchase rights, we believe that they would become more likely to do so in the event of a decline in the price or volatility of our Common Stock, or an increase in interest rates, or both. We may choose to pay the purchase price in cash or (subject to certain conditions) in shares of our Common Stock, or in a combination of both. We may wish to avoid paying the purchase price in Common Stock if we believe that doing so would be unfavorable to existing shareholders. We currently intend to repurchase the securities with cash. Therefore, if a substantial portion of the notes were to be submitted for repurchase on one of the repurchase dates, we might need to use a substantial amount of our available sources of liquidity for this purpose. This could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek other means of refinancing or restructuring our obligations under the notes, but this may result in terms less favorable than those under the existing notes.

    OBLIGATIONS TO PURCHASE ADDITIONAL EQUITY IN OUR AFFILIATES. Under our agreements with our Affiliates, we typically are obligated to purchase additional ownership interests in our Affiliates from their managers in certain circumstances. The price for these purchases may, in certain cases, be substantial and may result in us having more interest expense and less net income. These purchases will also result in our ownership of larger portions of our Affiliates, which may have an adverse effect on our cash flow and liquidity. In addition, in connection with these purchases, we may face the financing risks described above.

   OUR GROWTH STRATEGY DEPENDS UPON CONTINUED GROWTH FROM OUR EXISTING AFFILIATES AND UPON OUR MAKING NEW INVESTMENTS IN MID-SIZED INVESTMENT MANAGEMENT FIRMS.

    While historically our growth has come largely from making new investments, in recent periods the performance of our existing Affiliates has become increasingly important to our growth. There can be no assurance that our Affiliates will maintain their respective levels of performance or that our Affiliates will continue to contribute to our growth at their historical levels. Also, our Affiliates may be unable to carry out their management succession plans, which may adversely affect their operations and revenue streams.

    In addition, our growth strategy depends upon our ability to make new investments in mid-sized investment management firms on acceptable terms. The success of our investment program, however, will depend upon our ability to find suitable firms in which to invest and our ability to negotiate agreements with such firms on acceptable terms. We cannot be certain that we will be successful in finding or investing in such firms or that they will have favorable operating results following our investment, which could have an adverse effect on our business, financial condition and results of operations.

   THE FAILURE TO RECEIVE REGULAR DISTRIBUTIONS FROM OUR AFFILIATES WOULD ADVERSELY AFFECT US, AND OUR HOLDING COMPANY STRUCTURE RESULTS IN SUBSTANTIAL STRUCTURAL SUBORDINATION AND MAY AFFECT OUR ABILITY TO MAKE PAYMENTS ON OUR OBLIGATIONS.

    Because we are a holding company, we receive substantially all of our cash from distributions made to us by our Affiliates. Our Affiliates have generally entered into agreements with us under which they have agreed to pay us a specified percentage of their gross revenue. An Affiliate's payment of distributions to us may be subject to claims by the Affiliate's creditors and to limitations applicable to the Affiliate under federal and state laws, including securities and bankruptcy laws. Additionally, we may defer the receipt of our share of an Affiliate's revenue to permit the Affiliate to fund its operating expenses, and an Affiliate may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee that we will always receive these distributions from our Affiliates.

    Our right to receive any assets of our Affiliates or subsidiaries upon their liquidation or reorganization, and thus the right of the holders of securities issued by us to participate in those assets, typically would be subordinated to the claims of that entity's creditors. In addition, even if we were a creditor of any of our Affiliates or subsidiaries, our rights as a creditor would be subordinate to any security interest and indebtedness that is senior to us.

    WE AND OUR AFFILIATES RELY ON CERTAIN KEY PERSONNEL AND CANNOT GUARANTEE
     THEIR CONTINUED SERVICE.

    We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the growth of our existing Affiliates and in identifying potential investment opportunities for us. Our officers do not have employment agreements with us, although each of them has a significant equity interest in us, including stock options subject to vesting provisions.

    In addition, our Affiliates depend heavily on the services of key principals, who in many cases have managed their firms for many years prior to our investment. These principals often are primarily responsible for their firm's investment decisions. Although we use a combination of economic incentives, vesting provisions and, in some instances, non-solicitation agreements and employment agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with their firms. Moreover, since certain Affiliates contribute significantly to our revenue, the loss of key management personnel at these Affiliates could have a disproportionate impact on our business.

    The loss of key management personnel or an inability to attract, retain and motivate sufficient numbers of qualified management personnel may adversely affect our business and our Affiliates' businesses. The market for investment managers is extremely competitive and is increasingly characterized by the frequent movement of investment managers among different firms. In addition, since individual investment managers at our Affiliates often maintain a strong, personal relationship with their clients that is based on their clients' trust in the manager, the departure of a manager could cause the Affiliate to lose client accounts, which could have a material adverse effect on the results of operations and financial condition of both the Affiliate and us.

   WE HAVE SUBSTANTIAL INTANGIBLES ON OUR BALANCE SHEET, AND ANY RE-VALUATION OF OUR INTANGIBLES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION.

    At December 31, 2001, our total assets were $1.2 billion, of which $975.0 million (or 81%) were intangible assets consisting of acquired client relationships and goodwill. We cannot be certain that we will ever realize the value of such intangible assets. We are amortizing, or writing off, acquired client relationships on a straight-line basis over periods ranging from 7 to 28 years. Historically, we have also amortized goodwill on this basis over periods ranging from 15 to 35 years, but have ceased to do so as a result of recent accounting rule changes.

    In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 142 (which generally became effective January 1, 2002) requires that goodwill and other intangible assets that have indefinite lives no longer be amortized but instead be tested for impairment using a new fair value impairment test. Since the fair value test is more rigorous than the undiscounted cash flow methodology that many companies previously used, companies that have intangible assets (including us) are now more likely to incur impairment charges.

    CHANGING CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS DIRECTLY AFFECT
     OUR PERFORMANCE.

    Our Affiliates' investment management contracts typically provide for payment based on the market value of assets under management, and payments are therefore inherently dependent on the conditions in the financial and securities markets. In addition, certain of our Affiliates' investment management contracts include fees based on investment performance, which are directly dependent upon investment results and thus often vary substantially from year to year. Unfavorable market performance, fluctuations in the prices of specific securities, asset withdrawals or other changes in the investment patterns of our Affiliates' clients may reduce our Affiliates' assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our consolidated results of operations and financial condition.

    OUR AFFILIATES' INVESTMENT MANAGEMENT CONTRACTS ARE SUBJECT TO TERMINATION
     ON SHORT NOTICE.

    Our Affiliates derive almost all of their revenue from their clients based upon their investment management contracts with those clients. These contracts are typically terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or to attract new clients. If our Affiliates' clients withdraw a substantial amount of funds, it is likely to harm our results.

   OUR AFFILIATES' AUTONOMY LIMITS OUR ABILITY TO ALTER THEIR MANAGEMENT PRACTICES AND POLICIES, AND WE MAY BE HELD RESPONSIBLE FOR LIABILITIES INCURRED BY THEM.

    Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, our Affiliates manage their own day-to-day operations, including investment management policies and fee levels, product development, client relationships, compensation programs and compliance activities. As a result, we may not become aware, for example, of an Affiliate's loss of a significant client or an Affiliate's non-compliance with a regulatory requirement as quickly as if we were involved in the day-to-day business of the Affiliate, and we may not become aware of such event at all. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates.

    Some of our Affiliates are partnerships of which we are, or an entity controlled by us is, the general partner. Consequently, to the extent that any of these Affiliates incurs liabilities or expenses that exceed its ability to pay for them, we may be directly or indirectly liable for their payment. In addition, with respect to each of our Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of our available insurance coverage, that our insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us with sufficient limits and at a reasonable cost. A judgment against any of our Affiliates or us in excess of available insurance coverage could have a material adverse effect on the Affiliate and us.

    OUR INDUSTRY AND OUR AFFILIATES' INDUSTRIES ARE HIGHLY COMPETITIVE.

    The market for acquisitions of interests in investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, insurance companies and investment management firms, have significantly greater resources than us, and invest in or buy investment management firms. We cannot guarantee that we will be able to compete effectively with such competitors, that new competitors will not enter the market or that such competition will not make it more difficult or impracticable for us to make new investments in investment management firms.

    Our Affiliates compete with a broad range of investment managers, including public and private investment advisers, firms associated with securities broker-dealers, banks, insurance companies and other entities that serve our three principal distribution channels. From time to time, our Affiliates may also compete with each other for clients. Many of our Affiliates' competitors have greater resources than our Affiliates and us. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates' ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates' products, investment performance and client-servicing capabilities, and the marketing and distribution of their investment products. There can be no assurance that our Affiliates will compare favorably with their competitors in any or all of these categories.

    OUR AFFILIATES' BUSINESSES ARE HIGHLY REGULATED.

    Many aspects of our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. We cannot ensure that our Affiliates will fulfill all applicable regulatory requirements. The failure of any Affiliate to satisfy regulatory requirements could subject that Affiliate to sanctions that might materially impact the Affiliate's business and our business.

   OUR AFFILIATED INVESTMENT MANAGEMENT FIRMS' INTERNATIONAL OPERATIONS ARE SUBJECT TO FOREIGN RISKS, INCLUDING POLITICAL, REGULATORY, ECONOMIC AND CURRENCY RISKS.

    Some of our affiliated investment management firms operate or advise clients outside of the United States, and one affiliated investment management firm, Dublin Fund Distributors, is based outside the United States. Accordingly, we and our affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, which risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our affiliated investment management firms and on our consolidated business, financial condition and results of operations.

   THE PRICE OF OUR COMMON STOCK HISTORICALLY HAS BEEN VOLATILE, AND THE SALE OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD ADVERSELY IMPACT THE PRICE OF OUR COMMON STOCK.

    The market price of our Common Stock historically has experienced and may continue to experience high volatility, and the broader stock market has experienced significant price and volume fluctuations in recent years. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our Common Stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our Affiliates or our competitors could cause the market price of our Common Stock to fluctuate substantially.

    In addition, the sale of substantial amounts of our Common Stock could adversely impact its price. We may issue additional shares of our Common Stock in connection with our financing activities, as described previously. Furthermore, we have registered for resale the 3,250,000 shares of our Common Stock reserved for issuance under our stock option plan and intend to register additional shares under the plan in the near future. As of December 31, 2001, options to purchase 3,411,408 shares of our Common Stock were outstanding (of which 1,475,870 were exercisable) and, upon exercise of these options, the underlying shares will be eligible for sale in the public market. In the event that a large number of shares of our Common Stock are sold in the public market, the price of our Common Stock may fall.

    OUR CHARTER AND BY-LAWS AND DELAWARE LAW MAY IMPEDE TRANSACTIONS FAVORABLE
     TO OUR STOCKHOLDERS.

    Several provisions of our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law may, together or separately, prevent a transaction that is beneficial to our stockholders from occurring. These provisions may discourage potential purchasers from presenting acquisition proposals, delay or prevent potential purchasers from acquiring a controlling interest in us, block the removal of incumbent directors, limit the price that potential purchasers might be willing to pay for shares of our Common Stock and prohibit us from engaging in certain business combinations with interested stockholders.

ITEM 2. PROPERTIES

    Our executive offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965. We have entered into an operating lease for these offices that expires in December 2006. The lease includes renewal options that can be exercised at the end of the lease term, and purchase options that can be exercised prior to the expiration of the lease term. We believe that the property is suitable for our use for the foreseeable future.

    Each of our Affiliates leases office space in the city or cities in which it conducts business.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low closing prices as reported on the New York Stock Exchange composite tape since January 1, 2000.

                                                                HIGH       LOW
                                                              --------   --------
2000
  First Quarter.............................................   $50.00     $33.00
  Second Quarter............................................    45.50      31.38
  Third Quarter.............................................    64.25      42.50
  Fourth Quarter............................................    63.63      44.19
2001
  First Quarter.............................................   $62.00     $44.00
  Second Quarter............................................    63.90      43.60
  Third Quarter.............................................    71.90      55.01
  Fourth Quarter............................................    73.34      56.79
2002
  First Quarter.............................................   $73.64     $65.55

    The closing price for a share of our Common Stock on the New York Stock Exchange on March 22, 2002 was $72.39.

    As of December 31, 2001, there were 54 stockholders of record. As of March 22, 2002, there were 46 stockholders of record.

    We have not declared a dividend with respect to the periods presented. Since we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase our Common Stock when appropriate and develop our existing business, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Our credit facility also prohibits us from making dividend payments to our stockholders.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                            1997        1998       1999       2000        2001
                                          ---------   --------   --------   --------   ----------
                                          (IN THOUSANDS, EXCEPT AS INDICATED AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue.................................  $  95,287   $238,494   $518,726   $458,708   $  408,210
Net income (loss).......................     (8,368)    25,551     72,188     56,656       49,989
Earnings (loss) per share--diluted......      (1.02)      1.33       3.18       2.49         2.20
Average shares
  outstanding--diluted(1)...............      8,236     19,223     22,693     22,749       22,732

OTHER FINANCIAL DATA
Assets under management (at period end,
  in millions)..........................  $  45,673   $ 57,731   $ 82,041   $ 77,523   $   81,006
EBITDA(2)...............................     20,044     76,312    166,801    142,378      132,143
Cash Flow from (used in):
  Operating activities..................  $  16,205   $ 45,424   $ 89,119   $153,711   $   96,174
  Investing activities..................   (327,275)   (72,665)  (112,939)  (111,730)    (343,674)
  Financing activities..................    327,112     28,163     54,035    (63,961)     289,267

Cash Net Income(3)......................     10,201     45,675     98,318     87,676       84,090
Cash earnings per share--diluted(4).....       1.24       2.38       4.33       3.85         3.70

BALANCE SHEET DATA
Intangible assets(5)....................  $ 392,573   $490,949   $571,881   $643,470   $  974,956
Total assets............................    456,990    605,334    909,073    793,730    1,160,321
Long-term obligations...................    161,956    192,504    176,646    154,436      223,795
Stockholders' equity(1).................    259,740    313,655    477,986    493,910      543,340

------------------------

(1) In connection with our initial public offering in November 1997, we raised $189 million from the sale of 8.7 million shares of Common Stock and
     8.0 million shares of preferred stock converted to shares of Common Stock. In March 1999, we raised $102.3 million from our sale of an additional
     4.0 million shares of Common Stock.

(2) As described in greater detail in Note (3) on page 2, EBITDA generally represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA data for 1997 also excludes an extraordinary item related to the replacement of our previous credit facilities with new facilities.

(3) In this report, Cash Net Income generally represents net income plus depreciation and amortization. Cash Net Income data for 1997 also includes the extraordinary item described above in Note (2). We believe that Cash Net Income is a measure that may be useful to investors as an indicator of funds available to the Company, which may be used to make new investments, repay debt obligations, repurchase shares of Common Stock or pay dividends on Common Stock. Cash Net Income is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Cash Net Income, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. As discussed on page 21, beginning in 2002 our definition of Cash Net Income will be modified to "net income plus depreciation, amortization and deferred taxes."

(4) Cash earnings per share represents Cash Net Income divided by average shares outstanding.

(5) Intangible assets have increased with each new investment in an Affiliate or in an affiliated investment management firm.

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

OVERVIEW

    We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2001, our affiliated investment management firms managed approximately $81.0 billion in assets across a broad range of investment styles and in three principal distribution channels (High Net Worth, Mutual Fund and Institutional). We pursue a growth strategy designed to generate shareholder value through the internal growth of existing Affiliates, investments in additional, mid-sized investment management firms, and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

    In our investments in Affiliates, we typically hold a majority equity interest in each firm, with the remaining equity interests retained by the management of the Affiliate. Each Affiliate is organized as a separate and largely autonomous limited liability company or limited partnership. Each Affiliate operating agreement is tailored to meet the particular characteristics of the Affiliate. Many of our Affiliates' organizational documents include revenue sharing arrangements. Each such revenue sharing arrangement allocates a percentage of revenue (typically 50-70%) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." We determine the percentage of revenue designated as Operating Allocation for each Affiliate in consultation with senior management of the Affiliate at the time of our investment based on the Affiliate's historical and projected operating margins. The organizational document of each such Affiliate allocates the remaining portion of the Affiliate's revenue (typically 30-50%) to the owners of that Affiliate (including us). We call this the "Owners' Allocation." Each Affiliate distributes its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate.

    One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

    - to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation, and their distributions from the Owners' Allocation; and

    - to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and compensation.

    An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation).

    The revenue sharing arrangements allow us to participate in the revenue growth of each Affiliate because we receive a portion of the additional revenue as our share of the Owners' Allocation. We participate in that growth to a lesser extent than the Affiliate's managers, however, because we do not share in the growth of the Operating Allocation or in any increases in profit margin.

    In certain other cases (such as, for example, The Managers Funds LLC ("Managers")), the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms.

    Net income on our income statement reflects the consolidation of substantially all of the revenue of our Affiliates, reduced by:

    - the operating expenses of our Affiliates (which generally are limited to their Operating Allocations);

    - our operating expenses (i.e., our holding company expenses, including interest, amortization and income taxes); and

    - the profits owned by our Affiliates' managers (representing their share of the Owners' Allocation and referred to on our income statement as "minority interest").

    As discussed above, the operating expenses of an Affiliate as well as its managers' minority interest generally increase (or decrease) as the Affiliate's revenue increases (or decreases) because of the direct relationship established in many of our agreements between the Affiliate's revenue and its Operating Allocation and Owners' Allocation.

    Our level of profitability will depend on a variety of factors, including:

    - the level of Affiliate revenue, which is dependent on the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients and obtaining favorable investment results;

    - a variety of factors affecting the securities markets generally, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates;

    - the receipt of Owners' Allocation, which depends on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins;

    - the availability and cost of the capital with which we finance our existing and new investments;

    - our success in making new investments and the terms upon which such transactions are completed;

    - the level of intangible assets and the associated amortization expense resulting from our investments;

    - the level of expenses incurred for holding company operations, including compensation for our employees; and

    - the level of taxation to which we are subject.

    We generally derive our revenue from the provision of investment management services for fees by our Affiliates. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, fees paid on the basis of investment performance ("performance fees") at certain Affiliates may affect the profitability of those Affiliates and us. Performance fees are inherently dependent on investment results, and therefore may vary substantially from year to year. For example, performance fees were of an unusual magnitude in 1999, but were not as significant in 2000 or 2001, and may not recur even to the same magnitude as in 2000 or 2001 in future years, if at all.

    Our profit distributions generally take priority over the distributions to other owners. If there are any expenses in excess of the Operating Allocation of an Affiliate, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers, until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of future Owners' Allocation.

    We believe it is significant to distinguish certain amortization and other non-cash expenses from other operating expenses since these expenses do not require the use of cash. We have provided additional supplemental information in this report for "cash" related earnings as an addition to, but not as a substitute for, measures of financial performance under generally accepted accounting principles, and our calculations may not be consistent with those of other companies. In this report, our additional measures of "cash" related earnings are:

    - Cash Net Income (net income plus depreciation and amortization), which we believe is useful to investors as an indicator of funds available to us which may be used to make new investments, repay debt obligations, repurchase shares of our Common Stock or pay dividends on our Common Stock (although we have no current plans to pay dividends);

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

    Beginning in 2002, our measure of Cash Net Income will be modified in response to the implementation of Financial Accounting Standard No. 142
("FAS 142"), "Goodwill and Other Intangible Assets." Prior to this change, deferred tax expenses were accrued because intangible assets were amortized over different periods for financial reporting and income tax purposes (since we structure our investments as taxable transactions, and since our cash taxes are reduced by amortization deductions over the periods prescribed by tax laws). While FAS 142 eliminated the amortization of goodwill and certain other intangible assets, it continues to require the accrual of deferred tax expenses for these assets. Nevertheless, because under FAS 142 this deferred tax accrual would reverse only in the event of a future sale or impairment of an Affiliate, we believe deferred tax accruals should be added back in calculating Cash Net Income to best approximate the actual funds available to us to make new investments, repay debt obligations or repurchase shares of Common Stock. Accordingly, in providing future supplemental information, we will define Cash Net Income as "net income plus depreciation, amortization and deferred taxes."

RESULTS OF OPERATIONS

    We conduct our business in three operating segments corresponding with the three principal distribution channels in which our Affiliates provide investment management services: High Net Worth,

Mutual Fund and Institutional. Clients in the High Net Worth distribution channel include wealthy individuals and family trusts, with whom our Affiliates have direct relationships or indirect relationships through managed account ("wrap") programs. In the Mutual Fund distribution channel, our Affiliates provide advisory or sub-advisory services to mutual funds that are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments. In the Institutional distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities and Taft-Hartley plans.

    Our assets under management include assets which are directly managed and those that underlie overlay strategies. Overlay assets (assets managed subject to strategies which employ futures, options or other derivative securities) generate fees which typically are substantially lower than the fees generated by our Affiliates' other investment strategies. Therefore, changes in directly managed assets have a greater impact on our revenue than changes in total assets under management (a figure which includes overlay assets).

    The following tables present a summary of our reported assets under management by distribution channel and activity.

                ASSETS UNDER MANAGEMENT--BY DISTRIBUTION CHANNEL

                                                            AT DECEMBER 31,
                                                     ------------------------------
(DOLLARS IN BILLIONS)                                  1999       2000       2001
---------------------                                --------   --------   --------
High Net Worth.....................................   $16.1      $22.2      $24.6
Mutual Fund........................................     7.4        9.3       14.4
Institutional......................................    58.5       46.0       42.0
                                                      -----      -----      -----
                                                      $82.0      $77.5      $81.0
                                                      =====      =====      =====

    Directly managed assets--Percent of total......     75%        85%        88%
    Overlay assets--Percent of total...............     25%        15%        12%
                                                      -----      -----      -----
                                                       100%       100%       100%
                                                      =====      =====      =====

                 ASSETS UNDER MANAGEMENT--STATEMENT OF CHANGES

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
(DOLLARS IN BILLIONS)                                      1999       2000       2001
---------------------                                    --------   --------   --------
Beginning of period....................................   $57.7      $82.0      $77.5
    New investments....................................     7.5        5.2       10.9
    Net client cash flows--directly managed assets.....     0.5        0.2        2.8
    Net client cash flows--overlay assets..............    (1.1)      (7.4)      (1.3)
    Investment performance.............................    17.4       (2.5)      (8.9)
                                                          -----      -----      -----
End of period..........................................   $82.0      $77.5      $81.0
                                                          =====      =====      =====

    Our assets under management at the end of 2001 were $81.0 billion, 4.5% higher than at the end of 2000. Excluding new investments (the most significant of which in terms of impact on assets under management were closed in the final months of 2001), assets directly managed by our Affiliates declined 10% in 2001, a decline which was primarily attributable to declines in the value of assets under management, which resulted principally from a broad decline in the equity markets.

    The following table presents selected financial data for each of our operating segments.

(IN MILLIONS, EXCEPT AS NOTED)                       1999       2000     % CHANGE     2001     % CHANGE
------------------------------                     --------   --------   --------   --------   --------
AVERAGE ASSETS UNDER MANAGEMENT (IN BILLIONS)(1)
High Net Worth...................................   $ 13.5     $ 20.0       48%      $ 23.1       16%
Mutual Fund......................................      6.5        8.6       32%        10.1       17%
Institutional....................................     50.4       57.4       14%        39.7      (31%)
                                                    ------     ------                ------
  Total..........................................   $ 70.4     $ 86.0       22%      $ 72.9      (15%)
                                                    ======     ======                ======
REVENUE
High Net Worth...................................   $177.9     $138.9      (22%)     $133.8       (4%)
Mutual Fund......................................     76.4       97.4       27%       113.6       17%
Institutional....................................    264.4      222.4      (16%)      160.8      (28%)
                                                    ------     ------                ------
  Total..........................................   $518.7     $458.7      (12%)     $408.2      (11%)
                                                    ======     ======                ======
NET INCOME(2)
High Net Worth...................................   $ 28.8     $ 19.4      (33%)     $ 18.6       (4%)
Mutual Fund......................................     11.5       12.7       10%        15.6       23%
Institutional....................................     31.9       24.6      (23%)       15.8      (36%)
                                                    ------     ------                ------
  Total..........................................   $ 72.2     $ 56.7      (21%)     $ 50.0      (12%)
                                                    ======     ======                ======
EBITDA
High Net Worth...................................   $ 63.3     $ 46.5      (27%)     $ 45.1       (3%)
Mutual Fund......................................     29.0       32.4       12%        38.8       20%
Institutional....................................     74.5       63.5      (15%)       48.2      (24%)
                                                    ------     ------                ------
  Total..........................................   $166.8     $142.4      (15%)     $132.1       (7%)
                                                    ======     ======                ======

    REVENUE

    Our revenue is generally determined by the following factors:

    - the increase or decrease in assets under management (from new investments, net client cash flows or changes in the value of assets that are attributable to fluctuations in the equity markets);

    - the portion of our directly managed and overlay assets, which realize different fee rates;

    - the portion of our assets across the three principal distribution channels and our Affiliates, which realize different fee rates; and

    - the recognition of any performance fees charged by certain Affiliates.

    In addition, the billing patterns of our Affiliates will have an impact on revenue in cases of rising or falling markets. As described previously, advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period, while advisory fees billed in arrears will reflect changes in the market value of assets under management for that period.

------------------------

(1) Average assets under management for the High Net Worth and Institutional distribution channels represents an average of the assets under management at the end of each calendar quarter. Average assets under management for the Mutual Fund distribution channel represents an average of daily net assets for the year.

(2) Net income by distribution channel reflects revenue for assets managed in each distribution channel after our allocation of consolidated operating expenses, including the growth in profit margins beyond our contractual Owners' Allocation paid to Affiliate management partners as compensation from the Operating Allocation. Note 18 to our Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results.

    Total revenue decreased 11% in 2001 from 2000, following a 12% decrease in 2000 from 1999. The decrease in revenue in 2001 resulted primarily from declines in directly managed assets attributable to declines in the value of assets under management, which resulted principally from a broad decline in the equity markets. These declines were partially offset by revenue generated by positive net client cash flows from directly managed assets and from investments in new Affiliates. The decrease in revenue in 2000 was principally the result of an unusual magnitude of performance fees realized in 1999, which accounted for 39% of revenue in 1999 and which did not recur at this level in 2000. The decrease in revenue in 2000 was partially offset by the growth in asset-based fees at our existing Affiliates and from our investment in Frontier Capital Management Company, LLC ("Frontier"), which closed in January 2000.

    A discussion of the changes in our revenue by operating segments follows:

    HIGH NET WORTH DISTRIBUTION CHANNEL

    The decrease in revenue in 2001 from 2000 resulted from a decline in performance fees and a shift in assets under management within this distribution channel to client relationships that realize lower fee rates, and was partially offset by the increase in average assets under management. The increase in average assets under management of 16% from 2000 to 2001 was primarily attributable to positive net client cash flows from directly managed assets and our investment in Welch & Forbes LLC ("Welch & Forbes") in November 2001, and was partially offset by a decline in the value of assets under management attributable to equity market performance. The decrease in revenue in 2000 resulted principally from a decrease in performance fees, and was partially offset by an increase in average assets under management. The increase in average assets under management of 48% from 1999 to 2000 was primarily attributable to positive net client cash flows from directly managed assets and the increase in the value of assets under management attributable to equity market performance.

    MUTUAL FUND DISTRIBUTION CHANNEL

    The increase in revenue in 2001 resulted principally from an increase in average assets under management. The increase in average assets under management of 17% from 2000 to 2001 was primarily attributable to positive net client cash flows from directly managed assets and our investment in Friess Associates, LLC ("Friess") in October 2001, and was partially offset by a decline in the value of assets under management attributable to equity market performance. The increase in revenue in 2000 was principally the result of an increase in average assets under management, which increased 32% from 1999 to 2000 as a result of positive net client cash flows from directly managed assets, and the increase in the value of assets under management attributable to equity market performance.

    INSTITUTIONAL DISTRIBUTION CHANNEL

    The decrease in revenue in 2001 resulted from the decrease in average assets under management, and in particular from the decrease in our directly managed assets. The decrease in average assets under management of 31% from 2000 to 2001 was primarily attributable to net client cash outflows from directly managed and overlay assets, as well as a decline in the value of assets under management attributable to equity market performance. The decrease in revenue in 2000 resulted principally from a significant decrease in performance fees, and was partially offset by an increase in average assets under management. The increase in average assets under management of 14% in 2000 from 1999 was primarily attributable to our new investment in Frontier in January 2000.

    OPERATING EXPENSES

    The following table presents a summary of our consolidated operating expenses (our holding company expenses and our Affiliates' Operating Allocations).

(DOLLARS IN MILLIONS)                                1999       2000     % CHANGE     2001     % CHANGE
---------------------                              --------   --------   --------   --------   --------
Compensation and related expenses................   $217.8     $174.8      (20%)     $134.9      (23%)
Selling, general and administrative..............     53.3       68.2       28%        73.8        8%
Amortization of intangible assets................     22.2       26.4       19%        28.4        8%
Depreciation and other amortization..............      3.9        4.6       18%         5.7       24%
Other operating expenses.........................      8.9       10.3       16%        11.1        8%
                                                    ------     ------                ------
    Total operating expenses.....................   $306.1     $284.3       (7%)     $253.9      (11%)
                                                    ======     ======                ======

    Because substantially all of these expenses (excluding intangible amortization) are incurred by our Affiliates and because Affiliate expenses are generally limited to an Operating Allocation, our total operating expenses are impacted by increases or decreases in an Affiliate's revenue which correspondingly increase or decrease that Affiliate's Operating Allocation. Total operating expenses (excluding intangible amortization) decreased 13% from 2000 to 2001, following a 9% decrease from 1999 to 2000, reflecting the general relationship between revenue and the Operating Allocations for Affiliates with revenue sharing arrangements.

    Compensation and related expenses decreased 23% in 2001 and 20% in 2000, primarily as a result of the relationship between revenue and operating expenses described above. Selling, general and administrative expenses increased 8% from 2000 to 2001 and 28% from 1999 to 2000. The increase in 2001 was attributable to increases in spending by our Affiliates from their Operating Allocations and an increase in aggregate Affiliate expenses resulting from our investments in Friess and Welch & Forbes. The increase in 2000 principally resulted from the growth in mutual fund distribution expenses as a result of the acquisition of Managers in 1999 and the subsequent growth in Managers' revenue and related distribution expenses. The increases in amortization of intangible assets of 8% and 19% in 2001 and 2000, respectively, resulted from our investments in new Affiliates and our purchase of additional interests in existing Affiliates. The increase in amortization expenses in 2001 is less than the increase in 2000 because of the timing of new investments and changes in accounting rules. The Frontier investment was completed in January 2000, while the Friess and Welch & Forbes investments were completed in October 2001 and November 2001, respectively. In addition, in accordance with new accounting rules, we did not amortize the goodwill acquired in our 2001 investments.

    OTHER INCOME STATEMENT DATA

    The following table summarizes other income statement data.

(DOLLARS IN MILLIONS)                   1999       2000     % CHANGE     2001     % CHANGE
---------------------                 --------   --------   --------   --------   --------
Minority interest...................   $86.2      $65.3       (24%)     $61.4        (6%)
Income tax expense..................    56.7       39.0       (31%)      33.3       (15%)
Interest expense....................    11.8       15.8        34%       14.7        (7%)
Investment and other income.........    14.2        2.3       (84%)       5.1       122%

    Minority interest decreased 6% from 2000 to 2001, following a 24% decrease from 1999 to 2000. The decrease in 2001 resulted from the decline in revenue, and was partially offset by the growth in revenue at Affiliates in which we own relatively lower percentages of Owners' Allocation. The decrease in 2000 was attributable to the significant level of performance fees earned in 1999 and resultant higher levels of Owners' Allocation accruing to Affiliate managers that did not recur to the same extent in 2000. In percentage terms, the decrease in minority interest in 2000 was greater than the decrease in revenue in 2000 because of the revenue growth at Managers, which has no related minority interest expense since we own substantially all of the firm.

    The 15% decrease in income taxes from 2000 to 2001 was attributable to the decrease in income before taxes, and to a decrease in our effective tax rate from 41% to 40%. Our effective tax rate, which decreased from 44% to 41% in 2000, continued to decrease in 2001 as a result of a reduction in state taxes (which resulted from the addition of Affiliates in lower tax rate jurisdictions) and our implementation of an incentive compensation plan, which limited non-deductible expenses.

    Interest expense decreased 7% in 2001 and increased 34% in 2000. The decrease in interest expense in 2001 resulted from the restructuring of our long-term debt to effect lower costs of borrowing and a decrease in the effective interest rate of our senior revolving credit facility. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero coupon senior convertible notes accreting at a rate of 0.50% per year, and used $101 million of the net proceeds of approximately $221 million to repay debt under our credit facility. The decrease in the effective interest rate of our senior revolving credit facility was the result of a decrease in LIBOR rates. The decrease in interest expense in 2001 was partially offset by $3.2 million of amortization of debt issuance costs on the zero coupon notes and expenses of $2.0 million related to our transition to the new derivative accounting rules. In December 2001, we completed the sale of mandatory convertible securities in which we realized net proceeds of approximately
$194 million. In January 2002, the sale of over-allotment units increased the total net proceeds from this offering to $223 million. Interest expense in 2001 was not materially affected by this transaction because it occurred in the final month of the year. The increase in interest expense in 2000 was the result of an increase in the weighted average debt outstanding under our credit facility and increases in LIBOR interest rates. The increase in weighted average debt outstanding was attributable to our investment in Frontier and our repurchase of shares of our Common Stock, and was partially offset by debt repayments from cash flows from operations.

    The increase in investment and other income from 2000 to 2001 was attributable to the investment of proceeds realized from the sale of convertible notes described above. The decrease in investment and other income from 1999 to 2000 was primarily related to the significant levels of income recognized from Affiliates' interests in investment partnerships in 1999 that did not occur to the same degree in 2000.

    NET INCOME AND OTHER FINANCIAL DATA

    The following table summarizes historical levels of net income and other supplemental measures concerning cash related earnings presented as an addition to, but not as a substitute for, net income.

(DOLLARS IN MILLIONS)                   1999       2000     % CHANGE     2001     % CHANGE
---------------------                 --------   --------   --------   --------   --------
Net Income..........................   $72.2      $56.7       (21%)     $50.0       (12%)
EBITDA Contribution.................   184.5      164.7       (11%)     150.1        (9%)
EBITDA..............................   166.8      142.4       (15%)     132.1        (7%)
Cash Net Income.....................    98.3       87.7       (11%)      84.1        (4%)

    The 12% and 21% decreases in net income in 2001 and 2000, respectively, resulted principally from the changes in the EBITDA Contribution of our Affiliates and, in 2000, from an increase in interest expense and amortization expense (as discussed previously), which did not recur in 2001. The 2001 and 2000 decreases in EBITDA Contribution and EBITDA were principally attributable to the factors that affected our revenue in these years, as discussed previously.

    Cash Net Income decreased 4% and 11% in 2001 and 2000, respectively, primarily as a result of the previously described factors affecting net income, excluding the changes in depreciation and amortization during these periods.

LIQUIDITY AND CAPITAL RESOURCES

    The following table summarizes certain key financial data relating to our liquidity and capital resources as of December 31 in the years indicated below:

(DOLLARS IN MILLIONS)                                 1999       2000       2001
---------------------                               --------   --------   --------
BALANCE SHEET DATA
Cash and cash equivalents.........................  $  53.9    $  31.6    $  73.4
Senior bank debt..................................    174.5      151.0       25.0
Zero coupon convertible debt......................       --         --      227.9
Mandatory convertible debt........................       --         --      200.0

CASH FLOW DATA
Operating cash flows..............................  $  89.1    $ 153.7    $  96.2
Investing cash flows..............................   (112.9)    (111.7)    (343.7)
Financing cash flows..............................     54.0      (64.0)     289.3

    We have met our cash requirements primarily through borrowings from our banks, cash generated by operating activities and the issuance of equity and convertible debt securities. Our principal uses of cash have been to make investments, repay indebtedness, pay income taxes, repurchase shares, make additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity), support our and our Affiliates' operating activities and for working capital purposes. We expect that our principal uses of funds for the foreseeable future will be for additional investments, distributions to Affiliate managers, payment of interest on outstanding debt, payment of income taxes, capital expenditures, additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity) and for working capital purposes.

    Under our senior revolving credit facility, we had outstanding borrowings of $25 million and $305 million of additional capacity as of December 31, 2001. While we have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million, the pending maturity of our credit facility will likely limit our potential to exercise that option. Our borrowings under the credit facility are collateralized by pledges of all of our interests in our Affiliates (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. In addition, our credit facility contains provisions for the benefit of our lenders that restrict the manner in which we can conduct our business, that may adversely affect our ability to make investments in new and existing Affiliates and that may have an adverse impact on the interests of our stockholders. Our credit facility bears interest at either LIBOR plus a margin or the Prime Rate plus a margin. In order to partially offset our exposure to changing interest rates, we have entered into interest rate hedging contracts, as discussed below in "Market Risk." The credit facility matures in December 2002, and we intend to obtain new credit financing prior to that time. However, we may not be able to obtain this financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our net income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above.

    Our obligations to purchase additional equity in our Affiliates extend over the next 15 years. As of December 31, 2001, if all of these obligations became due in their entirety, the aggregate amount of these obligations and other obligations for contingent payments would have been approximately $678 million. Assuming the closing of the additional purchases, we would own the prospective Owners' Allocation of all additional equity so purchased, currently estimated to represent approximately $86 million on an annualized basis. In order to provide the funds necessary for us to meet such obligations and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. For example, in 2001 we sold
$251 million principal amount at maturity of zero coupon convertible senior notes and $230 million of mandatory convertible securities (including an over-allotment exercised in January 2002). We may be required to repurchase some or all of the zero coupon convertible senior notes on various dates commencing May 7, 2002. These potential obligations, combined with our other cash needs, may require more cash than is available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. There can be no assurance that such additional financing or refinancing will be available on terms acceptable to us, if at all. Please see the discussion of our repurchase obligations under the zero coupon convertible senior notes in "Financing Cash Flows" below.

    Cash and cash equivalents aggregated $73.4 million at December 31, 2001, an increase of $41.8 million from December 31, 2000. Excluding balances held by our Affiliates, we had approximately $44.6 million in cash and cash equivalents at December 31, 2001.

    OPERATING CASH FLOWS

    The decrease in net cash flow from operating activities from 2000 to 2001 and the increase from 1999 to 2000 resulted principally from operating cash flows received in 2000 from performance fees earned in the fourth quarter of 1999, which did not occur to the same degree in either 1999 or 2001.

    INVESTING CASH FLOWS

    Year-to-year changes in net cash flow from investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $336.0 million, $104.4 million, and $103.5 million, for the years ended December 31, 2001, 2000 and 1999, respectively. In October 2001, we completed our $241 million investment in Friess, which we funded through borrowings under our senior credit facility and working capital. In 2001, we also completed new investments in Welch & Forbes, Bowling Portfolio Management, Dublin Fund Distributors and additional investments in existing Affiliates. These investments were funded through borrowings under our credit facility, working capital, notes issued to Affiliate managers and issuances of our Common Stock.

    FINANCING CASH FLOWS

    The increase in net cash flow from financing activities from 2000 to 2001 was attributable to the sale of convertible debt securities, further described below. The decrease in net cash flow from financing activities from 1999 to 2000 was attributable to our 1999 follow-on offering of shares of our Common Stock and our repurchases of shares of our Common Stock in 2000 pursuant to our stock repurchase program, further described below. The principal sources of cash from financing activities over the last three years have been issuances of convertible debt securities, borrowings under our senior credit facility and our public offering of shares of Common Stock. Our uses of cash from financing activities during this period were for the repayment of debt and for the repurchase of shares of our Common Stock.

    In May 2001, we completed the private placement of zero coupon senior convertible notes in which we realized net proceeds of approximately
$221 million. Approximately $101 million of the net proceeds were used to repay debt under our senior revolving credit facility, and the balance was used for other general corporate purposes. In this private placement, we sold a total of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, with each $1,000 note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into
11.62 shares of our Common Stock upon the occurrence of any of the following events: (i) if for certain six-calendar month periods, the closing sale prices of our Common Stock are more than a specified price (initially $93.53 and increasing incrementally each six calendar-month period for the next 20 years to $94.62 on April 1, 2021);
(ii) if the credit rating assigned to the securities is below a specified level;
(iii) if we call the securities for redemption; or (iv) if we take certain corporate actions. We have the option to redeem the securities for cash on or after May 7, 2006, and the holders may require us to repurchase the securities at their accreted value on May 7 of 2002, 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be paid in cash or shares of our Common Stock.

    In December 2001, we completed a public offering of mandatory convertible debt securities (the "FELINE PRIDES"), in which we realized net proceeds of approximately $194 million. In January 2002, the sale of an over-allotment of these securities increased our total net proceeds to $223 million. Approximately $183 million of the net proceeds were used to repay debt under our senior revolving credit facility, and the balance was used for other general corporate purposes. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE, which includes (i) a senior note due November 17, 2006 with a principal amount of $25, on which we will pay interest quarterly at the initial annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25, shares of our Common Stock on November 17, 2004, with such number of shares to be determined based upon the average trading price of our Common Stock for a period preceding that date.

    Each of the senior notes is pledged to us to secure the holder's obligations under the forward purchase contracts. A holder of an Income PRIDE can obtain the release of the pledged senior notes by substituting certain zero coupon treasury securities as security for performance under the forward purchase contract. The resulting unit consisting of the zero coupon treasury security and the forward purchase contract would be a Growth PRIDE, and the senior notes would be a separate security. In August 2004, the senior notes will be remarketed, and the interest rate will be reset, such that the total proceeds will be $230 million. The holders will use the proceeds of the remarketing to fund their obligations to purchase shares of our Common Stock under the forward purchase contract. The number of shares of our Common Stock to be issued will be determined by the price of our Common Stock at that time, subject to the total proceeds from the remarketing equaling $230 million.

    During the year ended December 31, 2001, we repurchased 157,100 shares of Common Stock at an average price of $57.97, with borrowings under our credit facility. The repurchases were pursuant to two share repurchase programs authorized by our Board of Directors in October 1999 and April 2000. Each program authorized us to repurchase up to 5% of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at our discretion. At December 31, 2001, 513,681 shares remain authorized to be repurchased under these repurchase programs.

    INTEREST RATE SENSITIVITY

    Our revenue is derived primarily from fees which are based on the values of assets managed. Such values are affected by changes in the broader financial markets which are, in part, affected by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates' assets under management and associated fees.

    With respect to any debt financing, we may be exposed to potential fluctuations in the amount of interest expense resulting from changing interest rates. We seek to offset such exposure in part by entering into interest rate hedging contracts. See "Market Risk."

    MARKET RISK

    We use interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposures. As of December 31, 2000, we were a party, with two major commercial banks as counterparties, to $185 million notional amount of interest rate hedging contracts which were linked to the three-month LIBOR rate. We closed these contracts in January 2001 in conjunction with the implementation of the new derivative accounting standard, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as described below.

    During February 2001, we became a party, with two major commercial banks as counterparties, to $50 million notional amount of interest rate swap contracts that are linked to the three-month LIBOR rate. Under these swap contracts, we agreed to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount. In February 2002, we closed $25 million notional amount of these contracts and entered into a new
$25 million notional amount contract. The new swap contract does not qualify for hedge accounting under FAS 133.

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

    We have performed a sensitivity analysis on our hedged contract assuming a hypothetical 10% adverse movement in LIBOR rates, sustained for three months. This analysis reflects the impact of such movement on the combination of our senior debt under our revolving credit facility and our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates, and then factoring in the offsetting interest rate savings on the underlying senior debt. As of March 22, 2002, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $110,600.

    We have performed a similar sensitivity analysis on our unhedged contract assuming a hypothetical 10% adverse movement in LIBOR rates sustained for three months. This analysis reflects the impact of such movement on our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates. As of March 22, 2002, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $108,800.

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

RECENT ACCOUNTING DEVELOPMENTS

    In 1998, the Financial Accounting Standards Board (the "FASB") issued
FAS 133, which standardized the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In 1999, Statement of Financial Accounting Standards
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133--an amendment to FASB Statement 133" deferred the effective date of FAS 133 to financial statements for fiscal years beginning after June 15, 2000. We adopted FAS 133 on January 1, 2001, and reported a $2.2 million transition adjustment, the substantial portion of which was reclassified to earnings in 2001.

    In July 2001, the FASB issued Financial Accounting Standard No. 141
("FAS 141"), "Business Combinations," and FAS 142 ("Goodwill and Other Intangible Assets"). FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. We adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002. In accordance with FAS 141, goodwill and any other intangible assets determined to have indefinite lives that were acquired in a purchase business combination completed after June 30, 2001 (i.e., Friess and Welch & Forbes) were not amortized from the date of their acquisition.

    As a result of the effectiveness of FAS 142, FAS 141 now requires that intangibles acquired in prior business combinations be reviewed for impairment. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period. At this time, we do not expect that the adoption of these statements will result in any reclassification of goodwill or impairment of intangible assets.

    On October 3, 2001, the FASB issued Financial Accounting Standard No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 establishes new rules for the recognition and measurement of asset impairment as well as the reporting of disposals of a business segment and the recognition of losses from the discontinuation of operations. FAS 144 will be effective for fiscal years beginning after December 15, 2001. We adopted
FAS 144 on January 1, 2002. We do not believe that the adoption of FAS 144 will have a material effect on our financial statements.

CRITICAL ACCOUNTING POLICIES

    INTANGIBLE ASSETS

    In allocating the purchase price of our acquisitions and assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

    DEFERRED TAXES

    We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income projections and ongoing tax planning strategies in assessing the need for the valuation allowance, if we determine that we could realize these assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

ECONOMIC AND MARKET CONDITIONS

    Although domestic equity markets have experienced continued volatility and steep declines over the 21-month period ended December 31, 2001, the asset management industry has experienced strong growth over the last five years.

    We believe that the asset management industry will continue to grow, and that such growth will be realized at different rates in the three principal distribution channels for our Affiliates' products. For example, a recent study predicts that the number of individuals with $500,000 to $5 million in investable assets, which was estimated to be 6.4 million in 1999, will grow to
9.6 million by 2005. We believe that this projected trend will result in the continued growth of the asset management industry within the High Net Worth distribution channel. Further, we anticipate that the evolution of so-called

"open architecture" arrangements between asset managers and unaffiliated distribution organizations will continue to have a positive impact on independent investment management organizations.

    In addition, demographic trends are expected to continue to have a favorable impact on the growth in retirement assets. One financial services institution predicts that private retirement assets will grow to $11.2 trillion by 2005, compared to $7.0 trillion in 2000 and $4.0 trillion in 1995. While the individual retirement account market (the assets of which are typically invested in mutual funds) is anticipated to grow at the fastest rate, the defined contribution market is expected to grow 11.8% over that period, and the defined benefit market (which is a principal component of the Institutional channel) is expected to grow 8.0%. As another example of the anticipated growth in the Institutional channel, one study predicts that endowment and foundation assets (which were approximately $800 billion in 2000) are expected to grow at an annual rate of 8.0% through 2005.

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

INTERNATIONAL OPERATIONS

    First Quadrant Limited, a sister company to First Quadrant, L.P., is organized and headquartered in London, England. Tweedy, Browne Company LLC, which is based in New York, also maintains a research office in London. Edgehill Select Group, S.A.R.L., a subsidiary of Dublin Fund Distributors, N.V., in which we own a minority interest, is organized and headquartered in Paris. In the future, we may invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
AFFILIATED MANAGERS GROUP, INC.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2002

                        AFFILIATED MANAGERS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        2001
                                                              --------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 31,612   $   73,427
  Investment advisory fees receivable.......................    66,126       57,148
  Other current assets......................................    15,448        9,464
                                                              --------   ----------
    Total current assets....................................   113,186      140,039
Fixed assets, net...........................................    15,346       17,802
Equity investment in Affiliate..............................     1,816        1,732
Acquired client relationships, net of accumulated
  amortization of $33,775 in 2000 and $46,033 in 2001.......   199,354      319,645
Goodwill, net of accumulated amortization of $51,939 in 2000
  and $68,113 in 2001.......................................   444,116      655,311
Other assets................................................    19,912       25,792
                                                              --------   ----------
    Total assets............................................  $793,730   $1,160,321
                                                              ========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 86,800   $   67,136
  Zero coupon convertible debt..............................        --      227,894
  Senior bank debt..........................................        --       25,000
                                                              --------   ----------
    Total current liabilities...............................    86,800      320,030
Senior bank debt............................................   151,000           --
Mandatory convertible debt..................................        --      200,000
Deferred taxes..............................................    31,907       38,081
Other long-term liabilities.................................     3,436       23,795
                                                              --------   ----------
    Total liabilities.......................................   273,143      581,906

Commitments and contingencies...............................        --           --

Minority interest...........................................    26,677       35,075

Stockholders' equity:
Common Stock ($.01 par value; 80,000 shares authorized;
  23,519 shares outstanding in 2000 and 2001)...............       235          235
Additional paid-in capital..................................   407,057      405,087
Accumulated other comprehensive income (loss)...............      (342)        (846)
Retained earnings...........................................   140,513      190,502
                                                              --------   ----------
                                                               547,463      594,978
Less treasury shares, at cost (1,477 shares in 2000 and
  1,309 shares in 2001).....................................   (53,553)     (51,638)
                                                              --------   ----------
    Total stockholders' equity..............................   493,910      543,340
                                                              --------   ----------
    Total liabilities and stockholders' equity..............  $793,730   $1,160,321
                                                              ========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Revenue...............................................  $   518,726   $   458,708   $   408,210
Operating expenses:
  Compensation and related expenses...................      217,780       174,710       134,900
  Amortization of intangible assets...................       22,229        26,409        28,432
  Depreciation and other amortization.................        3,901         4,611         5,669
  Selling, general and administrative.................       53,251        68,216        73,779
  Other operating expenses............................        8,906        10,327        11,143
                                                        -----------   -----------   -----------
                                                            306,067       284,273       253,923
                                                        -----------   -----------   -----------
Operating income......................................      212,659       174,435       154,287
Non-operating (income) and expenses:
  Investment and other income.........................      (14,237)       (2,264)       (5,105)
  Interest expense....................................       11,764        15,750        14,728
                                                        -----------   -----------   -----------
                                                             (2,473)       13,486         9,623
                                                        -----------   -----------   -----------
Income before minority interest and income taxes......      215,132       160,949       144,664
Minority interest.....................................      (86,225)      (65,341)      (61,350)
                                                        -----------   -----------   -----------
Income before income taxes............................      128,907        95,608        83,314
Income taxes..........................................       56,719        38,952        33,325
                                                        -----------   -----------   -----------
Net income............................................  $    72,188   $    56,656   $    49,989
                                                        ===========   ===========   ===========
Earnings per share--basic.............................  $      3.25   $      2.54   $      2.26
                                                        ===========   ===========   ===========
Earnings per share--diluted...........................  $      3.18   $      2.49   $      2.20
                                                        ===========   ===========   ===========
Average shares outstanding--basic.....................   22,180,112    22,307,476    22,136,410
Average shares outstanding--diluted...................   22,693,016    22,748,595    22,732,129

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Cash flow from operating activities:
  Net income................................................  $ 72,188    $ 56,656    $ 49,989
Adjustments to reconcile net income to net cash flow from
  operating activities:
  Amortization of intangible assets.........................    22,229      26,409      28,432
  Depreciation and other amortization.......................     3,901       4,611      10,031
  Deferred income tax provision.............................    14,936       6,561       5,731
  FAS 133 transition adjustment.............................        --          --      (2,203)
  Reclassification of FAS 133 adjustment to net income......        --          --       1,958
Changes in assets and liabilities:
  Decrease (increase) in investment advisory fees
    receivable..............................................  (163,262)    182,241      15,143
  Decrease (increase) in other current assets...............    (1,260)     (8,639)      6,347
  Decrease (increase) in non-current other receivables......   (10,779)      5,064          90
  Increase (decrease) in accounts payable, accrued expenses
    and other liabilities...................................   116,518     (87,073)    (27,742)
  Increase (decrease) in minority interest..................    34,648     (32,119)      8,398
                                                              --------    --------    --------
      Cash flow from operating activities...................    89,119     153,711      96,174
                                                              --------    --------    --------
Cash flow used in investing activities:
  Purchase of fixed assets..................................    (6,050)     (6,235)     (7,230)
  Costs of investments, net of cash acquired................  (103,500)   (104,438)   (335,968)
  Distributions received from Affiliate equity investment...       550         428         670
  Increase in other assets..................................      (486)       (699)     (1,146)
  Loans to employees........................................    (3,453)       (786)         --
                                                              --------    --------    --------
      Cash flow used in investing activities................  (112,939)   (111,730)   (343,674)
                                                              --------    --------    --------
Cash flow from (used in) financing activities:
  Borrowings of senior bank debt............................   155,800     193,500     222,300
  Repayments of senior bank debt............................  (171,800)   (217,000)   (348,300)
  Repayments of notes payable to related parties............   (22,000)         --          --
  Issuances of debt securities..............................        --          --     427,894
  Issuances of equity securities............................   101,536       8,412       9,130
  Repurchase of stock.......................................    (9,322)    (48,858)     (9,113)
  Securities issuance costs.................................      (179)        (15)    (12,644)
                                                              --------    --------    --------
      Cash flow from (used in) financing activities.........    54,035     (63,961)    289,267
Effect of foreign exchange rate changes on cash flow........       (71)       (287)         48
Net increase (decrease) in cash and cash equivalents........    30,144     (22,267)     41,815
Cash and cash equivalents at beginning of year..............    23,735      53,879      31,612
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 53,879    $ 31,612    $ 73,427
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $ 11,654    $ 17,025    $  9,727
  Income taxes paid.........................................    20,576      52,415      17,732
Supplemental disclosure of non-cash financing activities:
  Stock issued for Affiliate equity purchases...............        --          --       2,276
  Notes issued for Affiliate equity purchases...............        --          --      24,458
  Conversion of convertible stock to Common Stock...........    30,992          --          --
  Common Stock received for the exercise of stock options...        --       1,027          --
  Capital lease obligations for fixed assets................        --         816          --

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                ADDITIONAL                           TREASURY
                              COMMON     CONVERTIBLE    COMMON    CONVERTIBLE    PAID-IN     RETAINED    TREASURY     SHARES
                              SHARES       SHARES       STOCK        STOCK       CAPITAL     EARNINGS     SHARES     AT COST
                            ----------   -----------   --------   -----------   ----------   --------   ----------   --------
December 31, 1998.........  17,703,617    1,750,942      $177       $ 30,992     $273,413    $ 11,685     (172,000)  $ (2,612)
Issuance of Common Stock..   4,000,938           --        40             --      101,496          --           --         --
Conversion of Convertible
  Stock...................   1,750,942   (1,750,942)       18        (30,992)      30,974          --           --         --
Purchase of Common Stock..          --           --        --             --           --          --     (346,900)    (9,322)
Net income................          --           --        --             --           --      72,188           --         --
Other comprehensive
  income..................          --           --        --             --           --         (71)          --         --
                            ----------   ----------      ----       --------     --------    --------   ----------   --------
December 31, 1999.........  23,455,497           --       235             --      405,883      83,802     (518,900)   (11,934)
                            ----------   ----------      ----       --------     --------    --------   ----------   --------
Issuance of Common Stock..      63,547           --        --             --        1,227          --      328,938      8,266
Purchase of Common Stock..          --           --        --             --          (53)         --   (1,287,401)   (49,885)
Net income................          --           --        --             --           --      56,656           --         --
Other comprehensive
  income..................          --           --        --             --           --        (287)          --         --
                            ----------   ----------      ----       --------     --------    --------   ----------   --------
December 31, 2000.........  23,519,044           --       235             --      407,057     140,171   (1,477,363)   (53,553)
                            ----------   ----------      ----       --------     --------    --------   ----------   --------
Issuance of Common Stock..          --           --        --             --       (1,970)         --      325,622     11,028
Purchase of Common Stock..          --           --        --             --           --          --     (157,100)    (9,113)
Net income................          --           --        --             --           --      49,989           --         --
Other comprehensive
  income..................          --           --        --             --           --        (504)          --         --
                            ----------   ----------      ----       --------     --------    --------   ----------   --------
December 31, 2001.........  23,519,044           --      $235       $     --     $405,087    $189,656   (1,308,841)  $(51,638)
                            ==========   ==========      ====       ========     ========    ========   ==========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AFFILIATED MANAGERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND NATURE OF OPERATIONS

    Affiliated Managers Group, Inc. ("AMG" or the "Company") is an asset management company with equity investments in a diverse group of mid-sized investment management firms ("Affiliates"). AMG's Affiliates provide investment management services, primarily in the United States, to high net worth individuals, mutual funds and institutional clients.

    Affiliates are either organized as limited partnerships or limited liability companies. AMG has contractual arrangements with many of its Affiliates whereby a percentage of revenue is allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining portion of revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members, generally with a priority to AMG. In certain other cases (such as, for example, The Managers Funds LLC ("Managers")), the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. As a result, AMG participates fully in any increase or decrease in the revenue or expenses of such firms.

    All material intercompany balances and transactions have been eliminated. All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

    ACCOUNTING FOR INVESTMENTS

    These consolidated financial statements include the accounts of AMG and each Affiliate in which AMG has a controlling interest. In each such instance, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships) or sole manager member (in the case of Affiliates which are limited liability companies). For Affiliate operations consolidated into these financial statements, the portion of the Owners' Allocation allocated to owners other than AMG is included in minority interest in the Consolidated Statements of Operations. Minority interest on the Consolidated Balance Sheets includes capital and undistributed Owners' Allocation owned by the managers of the consolidated Affiliates.

    Investments where AMG or an Affiliate does not hold a controlling interest are generally accounted for under the equity method of accounting, and AMG's portion of net income is included in investment and other income. Investments in which AMG or the Affiliate owns less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, AMG's portion of net income is not included in the Consolidated Statements of Operations and dividends are recorded when, and if, declared. Nevertheless, charges are recognized in the Consolidated Statements of Operations if events or circumstances indicate a permanent impairment of the carrying value.

    REVENUE RECOGNITION

    The Company's consolidated revenue represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are recognized when earned based upon either the positive difference

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) between the investment returns on a client's portfolio compared to a benchmark index or indices, or an absolute percentage of gain in the client's account as measured at the end of the contract period.

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

    ACQUIRED CLIENT RELATIONSHIPS AND GOODWILL

    The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of net assets acquired, primarily acquired client relationships. In determining the allocation of purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. The cost assigned to acquired client relationships is amortized using the straight-line method over a weighted average life of 22 years. The expected useful lives of acquired client relationships are analyzed separately for each acquired Affiliate and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate.

    The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is classified as goodwill. Prior to the adoption of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (FAS 142), goodwill was amortized using the straight-line method over a weighted average life of 32 years. In determining the amortization period for goodwill, the Company considered a number of factors including: the firm's historical and potential future operating performance; the characteristics of the firm's clients, products and investment styles; as well as the firm's history and perceived franchise or brand value.

    As further described in Note 11, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for such acquired interests. The estimated cost of equity that has been awarded in connection with employment is accrued, net of estimated forfeitures, over the service period as equity-based compensation.

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DEBT ISSUANCE COSTS

    Debt issuance costs incurred in securing credit facility financing are amortized over the term of the credit facility using the effective interest method. Debt issuance costs incurred in issuing the zero coupon convertible securities are amortized over the period to the first investor put date. Debt issuance costs incurred in issuing the mandatory convertible securities are amortized over the period of the forward purchase contract.

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

    FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of non-U.S. based Affiliates are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates then in effect.

    EQUITY-BASED COMPENSATION PLANS

    FAS 123, "Accounting for Stock-Based Compensation", encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma net income and earnings per share as if the fair-value based method had been applied in measuring compensation cost. The Company continues to apply APB 25 and related interpretations and has provided pro forma FAS 123 disclosure in Note 13.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities."
FAS 133 standardizes the accounting for derivative instruments which requires that all derivatives be recognized as assets and liabilities and

                        AFFILIATED MANAGERS GROUP, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) be measured at fair value. In June 1999, FAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133--an amendment to FASB Statement 133" deferred the effective date of FAS 133 to financial statements for fiscal years beginning after June 15, 2000. The Company adopted this standard on January 1, 2001, and the adoption did not materially impact its consolidated financial statements.

    In July 2001, the FASB issued Financial Accounting Standard No. 141
(FAS 141), "Business Combinations," and Financial Accounting Standard No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002.

    While FAS 142 generally became effective January 1, 2002, goodwill and any other intangible assets determined to have indefinite lives that were acquired in a purchase business combination completed after June 30, 2001 (i.e., the Company's investments in Friess Associates, LLC ("Friess") and Welch &
Forbes, Inc. and Welch & Forbes (a partnership) (collectively, "Welch & Forbes")) were not amortized from the date of their acquisition. In 2002, approximately $19,000 of intangible amortization reported in 2001 will be discontinued as a result of the adoption of FAS 142.

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

    On October 3, 2001, the FASB issued Financial Accounting Standard No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 establishes new rules for the recognition and measurement of asset impairment as well as the reporting of disposals of a business segment and the recognition of losses from the discontinuation of operations. The Company adopted FAS 144 on January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material effect on its financial statements.

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

                        AFFILIATED MANAGERS GROUP, INC.

3. FIXED ASSETS AND LEASE COMMITMENTS

    Fixed assets consist of the following:

                                                              AT DECEMBER 31,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Office equipment..........................................  $12,910    $15,306
Furniture and fixtures....................................    8,128     11,649
Leasehold improvements....................................    6,091      8,181
Computer software.........................................    3,699      3,837
                                                            -------    -------
  Total fixed assets......................................   30,828     38,973
                                                            -------    -------
Accumulated depreciation..................................  (15,482)   (21,171)
                                                            -------    -------
  Fixed assets, net.......................................  $15,346    $17,802
                                                            =======    =======

    The Company and its Affiliates lease computer equipment and office space for their operations. At December 31, 2001, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

                                                              REQUIRED MINIMUM
YEAR ENDING DECEMBER 31,                                          PAYMENTS
------------------------                                      ----------------
2002........................................................       $11,750
2003........................................................        10,696
2004........................................................         9,380
2005........................................................         7,728
2006........................................................         6,281
Thereafter..................................................        18,742

    Consolidated rent expense for 1999, 2000 and 2001 was $8,906, $10,327 and $11,143, respectively.

    In 2001, the Company entered into a lease agreement with an owner-lessor trust ("Lessor") to finance the construction of its new corporate headquarters building in Prides Crossing, Massachusetts (the "Building"). In accordance with SFAS No. 13 "Accounting for Leases" and related FASB Emerging Issues Task Force ("EITF") issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Building and the related lease obligations are not included on the Company's consolidated balance sheet. The initial lease term is approximately five years, beginning at the date of the completion of construction, which occurred in December 2001. At the end of the lease term, the Company has the option to extend the lease or purchase the Building for the then outstanding amounts expended by the Lessor for the Building. If the Company chooses not to extend the lease or acquire the Building, then it is contingently liable for 85% of the construction costs. The Company would also have contingent payment obligations to the Lessor if an event of default should occur during the lease period. If the Company defaults, then its obligation would equal up to 100% of the Lessor's investment in the Building, which could exceed the aforementioned contingent liability.

                        AFFILIATED MANAGERS GROUP, INC.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consisted of the following:

                                                              AT DECEMBER 31,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Accounts payable..........................................  $ 1,309    $ 1,634
Accrued compensation......................................   62,992     38,738
Accrued income taxes......................................    2,683      5,615
Accrued rent..............................................    2,001      1,772
Accrued interest..........................................      369        115
Deferred revenue..........................................    1,633      1,546
Accrued professional services.............................    1,241        764
Other.....................................................   14,572     16,952
                                                            -------    -------
                                                            $86,800    $67,136
                                                            =======    =======

5. BENEFIT PLANS

    The Company has two defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and five of its Affiliates, and a non-qualified plan for certain senior employees. Twelve of AMG's other Affiliates have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each Affiliate are able to make discretionary contributions to qualified plan participants up to IRS limits. Consolidated expenses related to both the qualified and non-qualified plans in 1999, 2000 and 2001 were $8,728, $10,759 and $5,669, respectively.

    The Company's contribution to the non-qualified plan (the "Plan") was $5,000, $6,225 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively. Plan balances are invested equally between the Company's Common Stock and Affiliate investment products. These irrevocable contributions were expensed when contributed and are distributable to each participant beginning in 2002, with full vesting occurring in 2005. Realized gains on undistributed balances are paid currently to participants. Plan balances that are forfeited upon employee termination are reallocated to the remaining participants in accordance with the terms of the Plan.

6. DEBT

    The Company has a $330,000 revolving Credit Facility ("Credit Facility"), which matures on December 22, 2002. The Company has the option, with the consent of its lenders, to increase the facility by another $70,000 to a total of $400,000. Interest is payable at rates up to 1.25% over the Prime Rate or up to 2.25% over LIBOR on amounts borrowed. The Company pays a commitment fee of up to 0.5% on the daily unused portion of the facility, which amounted to $297, $252 and $474 for the years ended December 31, 1999, 2000 and 2001, respectively.

    The effective interest rates on the outstanding borrowings were 7.2% and 2.6% at December 31, 2000 and 2001, respectively. All borrowings under the Credit Facility are collateralized by pledges of all capital stock or other equity interests in each AMG Affiliate owned and to be acquired. The credit agreement contains certain financial covenants which require the Company to maintain specified minimum levels of net worth and interest coverage ratios and maximum levels of indebtedness, all as defined in the credit agreement. The credit agreement also limits the Company's ability to pay dividends and incur additional indebtedness.

                        AFFILIATED MANAGERS GROUP, INC.

6. DEBT (CONTINUED)

    In May 2001, the Company completed the private placement of zero coupon senior convertible notes in which it realized net proceeds of approximately $221,000. Approximately $101,000 of the net proceeds were used to repay debt under the Company's senior revolving credit facility, and the balance was used for other general corporate purposes. In this private placement, the Company sold a total of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into 11.62 shares of the Company's Common Stock upon the occurrence of any of the following events: (i) if for certain six calendar-month periods, the closing sale prices of the Company's Common Stock are more than a specified price (initially $93.53 and increasing incrementally each six calendar-month period for the next 20 years to $94.62 on April 1, 2021); (ii) if the credit rating assigned to the securities is below a specified level; (iii) if the Company calls the securities for redemption; or (iv) if the Company takes certain corporate actions. The Company has the option to redeem the convertible notes for cash on or after May 7, 2006, and the holders may require the Company to repurchase the securities at their accreted value on May 7 of 2002, 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be in cash or shares of Common Stock. The Company currently intends to repurchase the securities with cash.

    In December 2001, the Company completed a public offering of mandatory convertible debt securities (the "FELINE PRIDES"), in which the Company realized net proceeds of approximately $194,000. In January 2002, the sale of an over-allotment of these securities increased the Company's total net proceeds to $223,000. Approximately $183,000 of the net proceeds were used to repay debt under the Company's senior revolving credit facility, and the balance was used for other general corporate purposes. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE, including (i) a senior note due
November 17, 2006 with a principal amount of $25 per note, on which the Company will pay interest quarterly at the initial annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per share, shares of Common Stock on November 17, 2004, with such number of shares to be determined based upon the average trading price of Common Stock for a period preceding that date.

    Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. A holder of an Income PRIDE can obtain the release of the pledged senior notes by substituting certain zero coupon treasury securities as security for performance under the forward purchase contract. The resulting unit consisting of the zero coupon treasury security and the forward purchase contract would be a Growth PRIDE, and the senior notes would be a separate security. In August 2004, the senior notes will be remarketed, and the interest rate will be reset, such that the total proceeds will be $230,000. The holders will use the proceeds of the remarketing to fund their obligations to purchase shares of Common Stock under the forward purchase contract. The number of shares of Common Stock to be issued will be determined by the price of Common Stock at that time, subject to the total proceeds from the remarketing equaling $230,000.

    In connection with the purchase of additional Affiliate equity interests in 2001, the Company has issued $17,157 of notes to Affiliate partners. Of this amount, $1,838 is due in 2002 and is included in accounts payable and accrued liabilities. The balance of these notes, which is included in other long-term liabilities, bears interest at a weighted average interest rate of 5.9% and has maturities that range from 2003 to 2006.

                        AFFILIATED MANAGERS GROUP, INC.

6. DEBT (CONTINUED)
    During February 2001, the Company became a party, with two major commercial banks as counterparties, to $50,000 notional amount of swap contracts that are linked to the three-month LIBOR. Under these swaps, the Company has agreed to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to the $50,000 notional amount. These contracts cap interest rates on the notional amounts at rates ranging between 4.95% and 5.14%.

7. INCOME TAXES

    A summary of the provision for income taxes is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       2000       2001
                                                   --------   --------   --------
Federal:
  Current........................................  $35,658    $27,854    $24,144
  Deferred.......................................   12,762      5,606      5,016
State:
  Current........................................    6,125      4,537      3,450
  Deferred.......................................    2,174        955        715
                                                   -------    -------    -------
Provision for income taxes.......................  $56,719    $38,952    $33,325
                                                   =======    =======    =======

    The effective income tax rate differs from the amount computed on income before income taxes by applying the U.S. federal income tax rate because of the effect of the following items:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1999           2000           2001
                                                        --------       --------       --------
Tax at U.S. federal income tax rate...................     35%            35%            35%
Nondeductible expenses................................      3              2              2
State income taxes, net of federal benefit............      7              4              3
Valuation allowance...................................     (1)            --             --
                                                           --             --             --
                                                           44%            41%            40%
                                                           ==             ==             ==

    The components of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Deferred assets (liabilities):
  State net operating loss carryforwards....................  $  1,281   $  2,345
  Intangible amortization...................................   (35,089)   (43,067)
  Deferred compensation.....................................     1,934      1,716
  Accruals..................................................     1,248      2,721
                                                              --------   --------
                                                               (30,626)   (36,285)
                                                              --------   --------
Valuation allowance.........................................    (1,281)    (1,796)
                                                              --------   --------
Net deferred income taxes...................................  $(31,907)  $(38,081)
                                                              ========   ========

                        AFFILIATED MANAGERS GROUP, INC.

7. INCOME TAXES (CONTINUED)
    At December 31, 2001, the Company had state net operating loss carryforwards of $49,962, which expire over a period of 15 years beginning in the year 2002. The realization of these carryforwards is dependent on generating sufficient taxable income prior to their expiration. The valuation allowance at December 31, 2000 and 2001 is related to the uncertainty of the realization of these loss carryforwards.

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

    The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings upon the periodic settlement of variable rate liabilities. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item, both of which are based on LIBOR rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in 2001.

    At December 31, 2001, the net fair value of the Company's interest rate swap liability attributable to $50,000 notional amount of interest rate swap contracts was $1,383, which was recorded on the consolidated balance sheet in accounts payable and accrued liabilities. AMG estimates the fair values of derivatives based on quoted market prices. In December 2001, the Company repaid $25,000 of its outstanding variable rate debt, which was designated as a hedged item for the Company's open hedge contracts. As a result, $25,000 notional amount of the Company's interest rate swap contracts were deemed not to be hedging instruments. The Company reclassified $425, net of taxes, from accumulated other comprehensive income to earnings. In February 2002, the Company closed $25,000 notional amount of its interest rate swap contracts and entered into a new $25,000 notional amount interest rate swap contract with a major commercial bank as counterparty to exchange the difference between fixed rate and floating rate interest amounts calculated by reference to the notional amount.

    At December 31, 2001, the Company had recorded approximately $552 of net unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. AMG expects that approximately 100% of these losses will be reclassified to earnings within one year.

                        AFFILIATED MANAGERS GROUP, INC.

9. COMPREHENSIVE INCOME

    The Company's comprehensive income includes net income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also include the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Net income..................................................   $72,188     $56,656     $49,989
Change in unrealized foreign currency gains (losses)........       (71)       (287)         48
Change in net unrealized loss on derivative instruments.....        --          --        (830)
Reclassification of unrealized loss on derivative
  instruments to net income.................................        --          --         425
Cumulative effect of change in accounting principle--FAS 133
  transition adjustment.....................................        --          --      (1,321)
Reclassification of FAS 133 transition adjustment to net
  income....................................................        --          --       1,174
                                                               -------     -------     -------
Comprehensive income........................................   $72,117     $56,369     $49,485
                                                               =======     =======     =======

    The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Foreign currency translation adjustment.....................   $(342)     $(294)
Unrealized loss on derivative instruments...................       --      (552)
                                                               ------     ------
Accumulated other comprehensive income (loss)...............   $(342)     $(846)
                                                               ======     ======

10. COMMITMENTS AND CONTINGENCIES

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

11. ACQUISITIONS

    On October 31, 2001, the Company acquired 51% of Friess. The results of Friess' operations have been included in the consolidated financial statements since that date. Friess is an investment adviser to the Brandywine family of mutual funds and institutional accounts and is based in Delaware, Wyoming and Arizona.

                        AFFILIATED MANAGERS GROUP, INC.

11. ACQUISITIONS (CONTINUED)
    A summary of the fair values of the net assets acquired in this acquisition is as follows:

Current assets, net.........................................  $  3,239
Fixed assets................................................       433
Acquired client relationships...............................   110,475
Goodwill....................................................   130,638
                                                              --------
Total purchase price, including acquisition costs...........  $244,785
                                                              ========

    The fair value of amortizable acquired client relationships of $13,221 will be amortized over 15 years, and the remaining acquired client relationships that are attributable to mutual fund management contracts will not be amortized. All of these intangible assets are deductible for tax purposes.

    Also in 2001, the Company made the following investments, for a total cost of $124,211, which was paid in cash, notes payable issued, and the Company's Common Stock:

    - a 60% voting interest in Welch & Forbes, a Boston-based investment adviser to personal trusts, high net worth families and charitable foundations;

    - through The Renaissance Group LLC, a 60% interest in Bowling Portfolio Management, a Cincinnati-based investment adviser to institutional and high net worth clients;

    - a minority interest in Dublin Fund Distributors, N.V., a Paris-based sponsor of an Irish-registered and listed umbrella trust of hedge funds; and

    - several additional purchases of management equity in existing Affiliates.

    Goodwill recognized in these transactions amounted to $96,731, all of which is deductible for tax purposes.

    In January 2000, the Company acquired an equity interest in Frontier Capital Management Company, LLC. In January 1999, the Company acquired an equity interest in Rorer Asset Management, LLC and substantially all of the equity interests in Managers. The Company financed these investments with borrowings under its credit facility. In 2000, the cost of the Company's investments (net of cash acquired) was $104,438, which was allocated $6,439 to tangible equity and $97,999 to intangible assets. In 1999, the cost of the Company's investments (net of cash acquired) was $103,500, which was allocated $340 to tangible equity and $103,160 to intangible assets.

                        AFFILIATED MANAGERS GROUP, INC.

11. ACQUISITIONS (CONTINUED)
    Unaudited pro forma data for the years ended December 31, 2000 and 2001 are set forth below, giving consideration to the acquisitions occurring in the respective two-year period as if such transactions occurred as of the beginning of 2000, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          2000         2001
                                                       ----------   ----------
Revenue..............................................   $581,287     $490,267
Net income...........................................     74,433       61,379

Earnings per share--basic............................   $   3.34     $   2.77
Earnings per share--diluted..........................       3.27         2.70

    In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $17,700 plus interest, as applicable. These contingent payments, if required, will be settled for cash with most coming due beginning April 1, 2002 and will be accounted for as an adjustment to the purchase price of the Affiliate.

    As part of all of the Company's operating agreements (except that of Paradigm Asset Management Company, L.L.C.), Affiliate managers have rights that require AMG to purchase their retained equity interests at certain intervals. The Company is also obligated to purchase all remaining interests held by an Affiliate manager (each, a "Purchase," and collectively, the "Purchases") upon his or her death, disability or termination of employment. Purchases are generally calculated based on a multiple of the Affiliate's Owners Allocation, which is intended to represent fair value. In addition, to ensure the availability of continued ownership participation for future key employees, the Company can purchase certain equity interests retained by Affiliate managers. At December 31, 2001, the maximum amount of the Company's obligations under these arrangements equaled approximately $660,000. Assuming the closing of all such transactions, AMG would own the prospective Owners' Allocation of all interests owned by Affiliate managers so purchased, currently estimated to represent approximately $86,000 on an annualized basis.

12. GOODWILL AND OTHER INTANGIBLE ASSETS

    The following table reflects the components of intangible assets as of December 31, 2001:

                                                     GROSS CARRYING   ACCUMULATED
                                                         AMOUNT       AMORTIZATION
                                                     --------------   ------------
Amortized intangible assets:
  Acquired client relationships....................     $209,279        $35,193

Non-amortized intangible assets:
  Acquired client relationships--mutual fund
    management contracts...........................      156,399         10,840
  Goodwill.........................................      723,424         68,113

    In accordance with FAS 142, goodwill will no longer be amortized beginning January 1, 2002. In addition, acquired client relationships determined to have indefinite lives will no longer be amortized. The Company has not yet completed its impairment testing of goodwill as of January 1, 2002.

                        AFFILIATED MANAGERS GROUP, INC.

12. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    Amortization expense was $26,409 and $28,432 for the years ended December 31, 2000 and 2001, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                                                              ESTIMATED AMORTIZATION
FISCAL YEAR ENDED DECEMBER 31,                                       EXPENSE
------------------------------                                ----------------------
2002........................................................         $12,300
2003........................................................          12,300
2004........................................................          11,100
2005........................................................          10,900
2006........................................................          10,900

13. STOCKHOLDERS' EQUITY

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

    On April 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program pursuant to which AMG can repurchase up to 5% of its issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. The Board of Directors authorized a similar repurchase program in 1999. In the year ended December 31, 2001, AMG had repurchased 157,100 shares of Common Stock at an average price of $57.97. In the year ended December 31, 2000, the Company repurchased 1,261,800 shares of Common Stock at an average price of $38.68.

    STOCK INCENTIVE PLAN

    The Company has established the 1997 Stock Option and Incentive Plan (as amended), under which it is authorized to grant stock options and grant or sell a limited number of shares of restricted stock to employees and directors. In 2001, stockholders approved an amendment to increase to 4,550,000 the shares available to be issued under this plan.

    The plan is administered by a committee of the Board of Directors. The exercise price of stock options is the fair market value of the Common Stock on the date of grant. The stock options generally vest over periods ranging up to four years and expire seven to ten years after the grant date.

                        AFFILIATED MANAGERS GROUP, INC.

13. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes the transactions of the Company's stock option plans for the three-year period ended December 31, 2001.

                                                                        WEIGHTED
                                                                        AVERAGE
                                                  NUMBER OF SHARES   EXERCISE PRICE
                                                  ----------------   --------------
Unexercised options outstanding--
  December 31, 1998.............................     1,171,750          $   26.34
Activity in 1999
  Options granted...............................       845,000              28.86
  Options exercised.............................          (938)             21.65
  Options forfeited.............................          (562)             14.25
                                                     ---------          ---------
Unexercised options outstanding--
  December 31, 1999.............................     2,015,250          $   27.40
Activity in 2000
  Options granted...............................       869,000              49.86
  Options exercised.............................      (324,225)             21.46
  Options forfeited.............................      (100,875)             29.80
                                                     ---------          ---------
Unexercised options outstanding--
  December 31, 2000.............................     2,459,150          $   36.02
Activity in 2001
  Options granted...............................     1,190,750              63.68
  Options exercised.............................      (213,617)             28.17
  Options forfeited.............................       (24,875)             38.28
                                                     ---------          ---------
Unexercised options outstanding--
  December 31, 2001.............................     3,411,408          $   46.15

Exercisable options
  December 31, 1999.............................       887,750          $   24.62
  December 31, 2000.............................     1,011,460              30.84
  December 31, 2001.............................     1,475,870              36.69

                        AFFILIATED MANAGERS GROUP, INC.

13. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about the Company's stock options at December 31, 2001:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   -------------------------------------------------   ---------------------------------
                                       WEIGHTED AVG.
                        NUMBER           REMAINING     WEIGHTED AVG.                       WEIGHTED AVG.
RANGE OF EXERCISE  OUTSTANDING AS OF    CONTRACTUAL      EXERCISE      EXERCISABLE AS OF     EXERCISE
     PRICES            12/31/01        LIFE (YEARS)        PRICE           12/31/01            PRICE
-----------------  -----------------   -------------   -------------   -----------------   -------------
$10-20...........          2,300            6.8           $14.25               2,300          $14.25
 20-30...........      1,101,358            7.2            27.13             713,233           26.26
 30-40...........        301,750            6.5            34.71             279,560           34.67
 40-50...........        415,500            9.0            47.88             121,374           47.89
 50-60...........        996,750            7.5            56.07             352,373           55.21
 60-70...........         37,500            9.1            62.00               7,030           62.00
 70-80...........        556,250            7.0            70.03                  --              --
                       ---------            ---           ------           ---------          ------
                       3,411,408            7.4           $46.15           1,475,870          $36.69
                       =========            ===           ======           =========          ======

    SUPPLEMENTAL DISCLOSURE FOR EQUITY-BASED COMPENSATION

    The Company continues to apply APB 25 and related interpretations in accounting for equity-based compensation arrangements. FAS 123 defines a fair value method of accounting for the above arrangements whose impact requires disclosure. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the expected service period.

    Had compensation costs for the Company's equity-based compensation arrangements been determined based on the fair value at grant date for awards consistent with the requirements of FAS 123, the Company's net income and net income per share would have been as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       2000       2001
                                                   --------   --------   --------
Net income--as reported..........................  $72,188    $56,656    $49,989
Net income--FAS 123 pro forma....................   68,463     48,962     41,192
Net income per share--basic--as reported.........     3.25       2.54       2.26
Net income per share--basic--FAS 123 pro forma...     3.09       2.19       1.85
Net income per share--diluted--as reported.......     3.18       2.49       2.20
Net income per share--diluted--FAS 123 pro
  forma..........................................     3.02       2.15       1.81

                        AFFILIATED MANAGERS GROUP, INC.

13. STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted average fair value of options granted in the years ended December 31, 1999, 2000 and 2001 were estimated at $15.62, $26.11 and $15.69 per option, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1999       2000       2001
                                                            --------   --------   --------
Dividend yield............................................     0.0%       0.0%       0.0%
Expected volatility.......................................    50.8%      53.3%      30.0%
Risk-free interest rate...................................     5.5%       5.7%       4.4%
Expected life of options (in years).......................     8.4        7.2        5.0

14. EARNINGS PER SHARE

    The calculation for basic earnings per share is based on the weighted average of common shares outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Unlike all other dollar amounts in these footnotes, net income in this table is not presented in thousands.

                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Numerator:
  Net income..........................................  $72,188,000   $56,656,000   $49,989,000
                                                        ===========   ===========   ===========

Denominator:
  Average shares outstanding--basic...................   22,180,112    22,307,476    22,136,410
  Incremental shares for convertible preferred
    stock.............................................      374,174            --            --
  Incremental shares for stock options................      138,730       441,119       595,719
                                                        -----------   -----------   -----------
  Average shares outstanding--diluted.................   22,693,016    22,748,595    22,732,129
                                                        ===========   ===========   ===========

Earnings per share:
  Basic...............................................  $      3.25   $      2.54   $      2.26
  Diluted.............................................  $      3.18   $      2.49   $      2.20

    On May 25, 2000, the Company's shareholders approved an increase in the number of authorized shares of voting Common Stock from 40,000,000 to 80,000,000.

    For the years ended December 31, 1999, 2000 and 2001, the Company repurchased a total of 346,900, 1,261,800 and 157,100 shares of Common Stock under various stock repurchase programs.

                        AFFILIATED MANAGERS GROUP, INC.

15. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

    The Company would be exposed to credit-related losses in the event of nonperformance by the counter parties that issued the financial instruments. The Company does not expect that the counter parties to interest rate swaps will fail to meet their obligations, given their high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements. The Company generally does not give or receive collateral on interest rate swaps because of its own credit rating and that of its counterparties.

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

    The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the note. The carrying value of

                        AFFILIATED MANAGERS GROUP, INC.

15. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED) senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on short-term LIBOR rates. The fair market value of the zero coupon convertible debt at December 31, 2001 was $246,608. The carrying value of the mandatory convertible debt approximates fair value. The fair values of interest rate hedging agreements are quoted market prices based on the estimated amount necessary to terminate the agreements. The fair market values of interest rate hedging agreements were ($1,105) and ($1,383) at December 31, 2000 and 2001, respectively.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations of the Company for 2000 and 2001.

                                                                        2000
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Revenue.............................................  $114,798   $110,895   $118,205   $114,810
Operating income....................................    43,935     41,980     43,841     44,679
Income before income taxes..........................    23,415     23,180     24,369     24,644
Net income..........................................    13,815     13,677     14,378     14,786
Earnings per share--diluted.........................  $   0.60   $   0.61   $   0.64   $   0.65

                                                                        2001
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Revenue.............................................  $100,475   $100,663   $ 96,584   $110,488
Operating income....................................    37,312     37,890     35,674     43,411
Income before income taxes..........................    19,883     21,845     20,585     21,001
Net income..........................................    11,930     13,107     12,352     12,600
Earnings per share--diluted.........................  $   0.53   $   0.58   $   0.54   $   0.55

    During each quarter of 2001, the Company experienced a decrease in revenue, operating income and income before income taxes from the same period in 2000 primarily as a result of declines in the value of assets under management, which resulted principally from a broad decline in the equity markets. These declines were partially offset by revenue generated by positive net client cash flows in directly managed assets.

17. RELATED PARTY TRANSACTIONS

    During 1998, the Company initiated an employee loan program. Loans to employees accrue interest at the lower of 6.25% or the Applicable Federal Rate, have a stated 30-year maturity date and are collateralized by real property. Outstanding balances are payable in full generally one year after termination of employment with the Company. At December 31, 2000 and 2001, loans outstanding, including accrued interest, totaled $5,939 and $6,220, respectively.

                        AFFILIATED MANAGERS GROUP, INC.

18. SEGMENT INFORMATION

    Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company's three principal distribution channels: High Net Worth, Mutual Fund and Institutional.

    Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account ("wrap") programs. Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with mutual funds. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Expenses reported by Affiliates in segment operating results are generally limited to the Operating Allocation attributable to the revenue earned by the Affiliate in the particular distribution channel. All other operating expenses, except intangible amortization, have been allocated to segments based on the proportion of aggregate EBITDA Contribution reported by Affiliates in each segment.

                                                                        1999
                                               -------------------------------------------------------
                                               HIGH NET WORTH   MUTUAL FUND   INSTITUTIONAL    TOTAL
                                               --------------   -----------   -------------   --------
Revenue......................................     $177,875       $ 76,425        $264,426     $518,726
Operating expenses:
  Depreciation and amortization..............        7,268          6,592          12,270       26,130
  Other operating expenses...................       95,601         36,069         148,267      279,937
                                                  --------       --------        --------     --------
                                                   102,869         42,661         160,537      306,067
                                                  --------       --------        --------     --------
Operating income.............................       75,006         33,764         103,889      212,659
Non-operating (income) and expenses:
  Investment and other income................      (12,231)          (296)         (1,710)     (14,237)
  Interest expense...........................        4,532          2,000           5,232       11,764
                                                  --------       --------        --------     --------
                                                    (7,699)         1,704           3,522       (2,473)
                                                  --------       --------        --------     --------
Income before minority interest and income
  taxes......................................       82,705         32,060         100,367      215,132
Minority interest............................      (31,206)       (11,613)        (43,406)     (86,225)
                                                  --------       --------        --------     --------
Income before income taxes...................       51,499         20,447          56,961      128,907
Income taxes.................................       22,660          8,996          25,063       56,719
                                                  --------       --------        --------     --------
Net income...................................     $ 28,839       $ 11,451        $ 31,898     $ 72,188
                                                  ========       ========        ========     ========
Total assets.................................     $269,777       $200,295        $439,001     $909,073
                                                  ========       ========        ========     ========
Goodwill.....................................     $ 95,988       $127,384        $162,010     $385,382
                                                  ========       ========        ========     ========

                        AFFILIATED MANAGERS GROUP, INC.

18. SEGMENT INFORMATION (CONTINUED)

                                                                        2000
                                               -------------------------------------------------------
                                               HIGH NET WORTH   MUTUAL FUND   INSTITUTIONAL    TOTAL
                                               --------------   -----------   -------------   --------
Revenue......................................     $138,930       $ 97,410        $222,368     $458,708
Operating expenses:
  Depreciation and amortization..............        8,094          7,551          15,375       31,020
  Other operating expenses...................       74,873         53,548         124,832      253,253
                                                  --------       --------        --------     --------
                                                    82,967         61,099         140,207      284,273
                                                  --------       --------        --------     --------
Operating income.............................       55,963         36,311          82,161      174,435
Non-operating (income) and expenses:
  Investment and other income................        1,226           (606)         (2,884)      (2,264)
  Interest expense...........................        5,669          3,438           6,643       15,750
                                                  --------       --------        --------     --------
                                                     6,895          2,832           3,759       13,486
                                                  --------       --------        --------     --------
Income before minority interest and income
  taxes......................................       49,068         33,479          78,402      160,949
Minority interest............................      (16,293)       (12,086)        (36,962)     (65,341)
                                                  --------       --------        --------     --------
Income before income taxes...................       32,775         21,393          41,440       95,608
Income taxes.................................       13,354          8,716          16,882       38,952
                                                  --------       --------        --------     --------
Net income...................................     $ 19,421       $ 12,677        $ 24,558     $ 56,656
                                                  ========       ========        ========     ========
Total assets.................................     $195,880       $194,163        $403,687     $793,730
                                                  ========       ========        ========     ========
Goodwill.....................................     $103,116       $124,217        $216,783     $444,116
                                                  ========       ========        ========     ========

                                                                        2001
                                              ---------------------------------------------------------
                                              HIGH NET WORTH   MUTUAL FUND   INSTITUTIONAL     TOTAL
                                              --------------   -----------   -------------   ----------
Revenue.....................................     $133,780       $113,621        $160,809     $  408,210
Operating expenses:
  Depreciation and amortization.............        8,861          8,569          16,671         34,101
  Other operating expenses..................       71,475         60,812          87,535        219,822
                                                 --------       --------        --------     ----------
                                                   80,336         69,381         104,206        253,923
                                                 --------       --------        --------     ----------
Operating income............................       53,444         44,240          56,603        154,287
Non-operating (income) and expenses:
  Investment and other income...............         (977)        (1,545)         (2,583)        (5,105)
  Interest expense..........................        5,346          4,120           5,262         14,728
                                                 --------       --------        --------     ----------
                                                    4,369          2,575           2,679          9,623
                                                 --------       --------        --------     ----------
Income before minority interest and income
  taxes.....................................       49,075         41,665          53,924        144,664
Minority interest...........................      (18,116)       (15,583)        (27,651)       (61,350)
                                                 --------       --------        --------     ----------
Income before income taxes..................       30,959         26,082          26,273         83,314
Income taxes................................       12,384         10,433          10,508         33,325
                                                 --------       --------        --------     ----------
Net income..................................     $ 18,575       $ 15,649        $ 15,765     $   49,989
                                                 ========       ========        ========     ==========
Total assets................................     $294,053       $381,882        $484,386     $1,160,321
                                                 ========       ========        ========     ==========
Goodwill....................................     $169,429       $214,741        $271,141     $  655,311
                                                 ========       ========        ========     ==========

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                  BALANCE       CHARGED TO   DEDUCTIONS
                                                BEGINNING OF    COSTS AND    AND WRITE-   BALANCE END
                                                   PERIOD        EXPENSES       OFFS       OF PERIOD
                                               --------------   ----------   ----------   -----------
                                                                   (IN THOUSANDS)
Income Tax Valuation Allowance
  Year Ending December 31,
    2001.....................................      $1,281          $515         $  --        $1,796
    2000.....................................       1,173           108            --         1,281
    1999.....................................       1,404            --          (231)        1,173

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Affiliated Managers Group, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated March 28, 2002 of Affiliated Managers Group, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2002

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

  4.8  Liquid Yield Option Notes due May 7, 2021 (Zero
       Coupon-Senior) Purchase Agreement, Dated as of May 1, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (10)

  4.9  Liquid Yield Option Notes due May 7, 2021 (Zero
       Coupon-Senior) Indenture, Dated as of May 7, 2001, First
       Union National Bank, Trustee (10)

 4.10  Liquid Yield Option Notes due May 7, 2021 (Zero
       Coupon-Senior) Registration Rights Agreement, Dated as of
       May 7, 2001, by and between the Registrant and Merrill
       Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
       Incorporated (10)

 4.11 Indenture, dated December 21, 2001, between the Registrant and First Union National Bank, as Trustee (12)

 4.12 First Supplemental Indenture, dated December 21, 2001, between the Registrant and First Union National Bank, as
       Trustee (12)

 4.13 Purchase Contract Agreement, dated December 21, 2001, between the Registrant and First Union National Bank, as
       Purchase Contract Agent (12)

 4.14  Pledge Agreement, dated December 21, 2001, between the
       Registrant and First Union National Bank, as Collateral
       Agent, Custodial Agent, Purchase Contract Agent and
       Securities Intermediary (12)

 4.15 Remarketing Agreement, dated December 21, 2001, by and among the Registrant, First Union National Bank, as Purchase
       Contract Agent, and Merrill Lynch & Co., Merrill Lynch,
       Pierce, Fenner & Smith Incorporated as Remarketing Agent and
       Reset Agent (12)

 4.16  Form of Income Prides Certificate (included as Exhibit A to
       Exhibit 4.13) (12)

 4.17  Form of Growth Prides Certificate (included as Exhibit B to
       Exhibit 4.13) (12)

 4.18  Form of 6% Senior Note (included as part of
       Exhibit 4.12) (12)

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

10.12  Affiliated Managers Group. Inc. 1995 Incentive Stock
       Plan (2)

10.13  Form of Tweedy, Browne Employment Agreement (2)

10.14  Essex Investment Management Company, LLC Amended and
       Restated Limited Liability Company Agreement dated
       March 20, 1998 by and among the Registrant and the members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)

10.15  Form of Essex Employment Agreement (3)

10.16  Rorer Asset Management, LLC Amended and Restated Limited
       Liability Company Agreement dated January 6, 1999 by and among the Registrant and the members identified therein
       (excluded schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (6)

10.17  Form of Rorer Employment Agreement (6)

10.18  Affiliated Managers Group, Inc. Defined Contribution
       Plan (8)

10.19 Purchase Agreement dated as of August 28, 2001 by and among the Registrant, Friess Associates, Inc., Friess Associates of Delaware, Inc., the Stockholders of Friess
       Associates, Inc., the Stockholders of Friess Associates of
       Delaware, Inc., NCCF Support, Inc. and The Community
       Foundation of Jackson Hole (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)

10.20  Friess Management Owner Purchase Agreement dated as of
       August 28, 2001 by and among the Registrant and the management owner parties thereto (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)

10.21  Employment Agreement dated August 28, 2001 by and among FA
       (WY) Acquisition Company, Inc., Friess Associates, LLC and
       Foster S. Friess (11)

10.22 Form of Employment Agreement dated August 28, 2001 by and among FA (DE) Acquisition Company, LLC and Friess Associates of Delaware, LLC, or FA (WY) Acquisition Company, Inc. and
       Friess Associates, LLC, and each of Messrs. William F.
       D'Alonzo, Jon S. Fenn and John P. Ragard, as applicable (11)

10.23 Form of Put Option Agreement dated August 28, 2001 with respect to Messrs. William F. D'Alonzo, Jon S. Fenn, Foster
       S. Friess and John P. Ragard (11)

10.24 Form of Make-Whole Bonus Agreement dated August 28, 2001 with respect to Messrs. William F. D'Alonzo, Jon S. Fenn,
       Foster S. Friess and John P. Ragard (11)

10.25  Friess Associates, LLC Amended and Restated Limited
       Liability Company Agreement dated as of August 28, 2001 by and among the persons identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)

10.26  Friess Associates of Delaware, LLC Amended and Restated
       Limited Liability Company Agreement dated as of August 28,
       2001 by and among the persons identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)

10.27  Affiliated Managers Group, Inc. Long-Term Executive
       Incentive Plan (9)

 21.1  Schedule of Subsidiaries (1)

 23.2  Consent of PricewaterhouseCoopers LLP (1)

------------------------

(1) Filed herewith

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997 as amended

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1998

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed January 21, 1999

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1999

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

(9) Incorporated by reference to the Registrant's Proxy Statement on
    Schedule 14A filed April 19, 2000

(10) Incorporated by reference to the Registrant's Current Quarterly Report on Form 10-Q filed May 15, 2001

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 15, 2001

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 31, 2001

(b) Reports on Form 8-K

    The Registrant filed the following Reports on Form 8-K during the quarter ended
December 31, 2001.

    1. Current Report on Form 8-K filed November 15, 2001, announcing that the Company had acquired a majority equity interest in the business of Friess Associates, LLC and Friess Associates of Delaware, LLC.

    2. Current Report on Form 8-K filed November 15, 2001, containing the press release disclosing the Company's operating results for the quarter ended September 30, 2001.

    3. Current Report on Form 8-K filed December 31, 2001, announcing the closing of the public offering of FELINE PRIDES by the Company.

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

                                                       AFFILIATED MANAGERS GROUP, INC.
                                                       (Registrant)

                                                       By              /s/ WILLIAM J. NUTT
                                                            -----------------------------------------
                                                                         William J. Nutt
                                                             Chief Executive Officer and Chairman of
Date: March 28, 2002                                                  the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                                                       Chief Executive Officer and
                 /s/ WILLIAM J. NUTT                     Chairman of the Board of
     -------------------------------------------         Directors (Principal          March 28, 2002
                  (William J. Nutt)                      Executive Officer)

                 /s/ SEAN M. HEALEY
     -------------------------------------------       President, Chief Operating      March 28, 2002
                  (Sean M. Healey)                       Officer, and Director

                                                       Executive Vice President,
                /s/ DARRELL W. CRATE                     Chief Financial Officer and
     -------------------------------------------         Treasurer (Principal          March 28, 2002
                 (Darrell W. Crate)                      Financial and Principal
                                                         Accounting Officer)

                /s/ RICHARD E. FLOOR
     -------------------------------------------       Director                        March 28, 2002
                 (Richard E. Floor)

               /s/ STEPHEN J. LOCKWOOD
     -------------------------------------------       Director                        March 28, 2002
                (Stephen J. Lockwood)

               /s/ HAROLD J. MEYERMAN
     -------------------------------------------       Director                        March 28, 2002
                (Harold J. Meyerman)

                /s/ RITA M. RODRIGUEZ
     -------------------------------------------       Director                        March 28, 2002
                 (Rita M. Rodriguez)

                 /s/ WILLIAM F. WELD
     -------------------------------------------       Director                        March 28, 2002
                  (William F. Weld)