Form 10-Q
period 2002-03-31
AFFILIATED MANAGERS GROUP INC
filed 2002-05-15
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 22,127,375 shares of the Registrant's Common Stock outstanding as of May 10, 2002.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$73,427	$110,433
Investment advisory fees receivable	57,148	59,164
Other current assets	9,464	10,314

Total current assets	140,039	179,911
Fixed assets, net	17,802	17,724
Equity investment in Affiliate	1,732	1,846
Acquired client relationships, net	319,645	318,039
Goodwill, net	655,311	660,727
Other assets	25,792	24,480

Total assets	$1,160,321	$1,202,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$67,136	$59,676
Zero coupon convertible debt	227,894	—
Senior bank debt	25,000	25,000

Total current liabilities	320,030	84,676
Mandatory convertible debt	200,000	230,000
Zero coupon convertible debt	—	228,174
Deferred taxes	38,081	43,578
Other long-term liabilities	23,795	29,385

Total liabilities	581,906	615,813
Commitments and contingencies	—	—
Minority interest	35,075	28,551
Stockholders' equity:
Common stock	235	235
Additional paid-in capital	405,087	404,323
Accumulated other comprehensive income	(846)	(704)
Retained earnings	190,502	205,010

	594,978	608,864
Less treasury shares, at cost	(51,638)	(50,501)

Total stockholders' equity	543,340	558,363

Total liabilities and stockholders' equity	$1,160,321	$1,202,727

The accompanying notes are an integral part of the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2001	2002
Revenue	$100,475	$119,335
Operating expenses:
Compensation and related expenses	34,208	41,442
Amortization of intangible assets	6,902	3,332
Depreciation and other amortization	1,358	1,350
Selling, general and administrative	18,080	19,607
Other operating expenses	2,615	3,866

	63,163	69,597

Operating income	37,312	49,738
Non-operating (income) and expenses:
Investment and other income	(524)	(600)
Interest expense	3,161	6,536

	2,637	5,936

Income before minority interest and income taxes	34,675	43,802
Minority interest	(14,792)	(19,622)

Income before income taxes	19,883	24,180
Income taxes	7,953	9,672

Net income	$11,930	$14,508

Earnings per share—basic	$0.54	$0.65
Earnings per share—diluted	$0.53	$0.63
Average shares outstanding—basic	22,063,166	22,224,931
Average shares outstanding—diluted	22,567,819	22,963,309

The accompanying notes are an integral part of the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2001	2002
Cash flow from operating activities:
Net income	$11,930	$14,508
Adjustments to reconcile net income to net cash flow from operating activities:
Amortization of intangible assets	6,902	3,332
Depreciation and other amortization	1,358	2,833
Deferred income tax provision	2,116	5,381
FAS 133 transition adjustment	(2,203)	—
Reclassification of FAS 133 adjustment to net income	275	61
Accretion of interest	—	280
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	14,813	(2,016)
Increase in other current assets	(110)	(850)
Decrease in non-current other receivables	2,669	271
Decrease in accounts payable, accrued expenses and other liabilities	(31,940)	(6,628)
Decrease in minority interest	(2,218)	(6,524)

Cash flow from operating activities	3,592	10,648

Cash flow used in investing activities:
Purchase of fixed assets	(1,046)	(1,220)
Costs of investments, net of cash acquired	(3,844)	(2,152)
(Increase) decrease in other assets	63	(182)

Cash flow used in investing activities	(4,827)	(3,554)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	36,000	—
Repayments of senior bank debt	(40,300)	—
Issuances of equity securities	1,750	1,047
Issuances of debt securities	—	30,000
Repurchase of stock	(698)	—
Debt issuance costs	—	(1,102)

Cash flow from (used in) financing activities	(3,248)	29,945

Effect of foreign exchange rate changes on cash flow	18	(33)
Net increase (decrease) in cash and cash equivalents	(4,465)	37,006
Cash and cash equivalents at beginning of period	31,612	73,427

Cash and cash equivalents at end of period	$27,147	$110,433

Supplemental disclosure of non-cash financing activities:
Notes issued for Affiliate equity purchases	—	$4,990

The accompanying notes are an integral part of the consolidated financial statements.

1.    Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All material intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except per share data) are stated in thousands, unless otherwise indicated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

2.    Derivative Financial Instruments

        On January 1, 2001, the Company adopted Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Financial Accounting Standard No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities." FAS 133 requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 was not material to the Company's consolidated financial statements.

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

        The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item, both of which are based on LIBOR rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in the first quarter of 2002.

        In February 2002, the Company closed $25,000 notional amount of its interest rate swap contracts that were outstanding at December 31, 2001. At March 31, 2002, the net fair value of the Company's interest rate swap liability attributable to $25,000 notional amount of interest rate swap contracts outstanding was $445, which was recorded on the consolidated balance sheet in accounts payable and accrued liabilities. AMG estimates the fair values of derivatives based on quoted market prices.

        At March 31, 2002, the Company had recorded approximately $377 of net unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. AMG expects that 100% of these losses will be reclassified to earnings within one year.

        In February 2002, the Company entered into a new $25,000 notional amount interest rate swap contract with a major commercial bank as counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount. This interest rate swap contract does not qualify for hedge accounting under FAS 133, and as such all unrealized gain or loss (which was not material in the quarter ended March 31, 2002) is recorded in earnings.

3.    Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 141 ("FAS 141"), "Business Combinations," and Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002. In accordance with FAS 141, goodwill and any other intangible assets determined to have indefinite lives that were acquired in a purchase business combination after June 30, 2001 (i.e., Friess Associates, LLC ("Friess") and Welch & Forbes LLC ("Welch & Forbes")) were not amortized from their respective dates of acquisition in the fourth quarter of 2001. All other goodwill and other intangible assets determined to have indefinite lives were not amortized beginning January 1, 2002.

        As a result of the effectiveness of FAS 142, FAS 141 now requires that goodwill acquired in prior business combinations be reviewed for impairment by June 30, 2002. Any impairment loss would be measured as of January 1, 2002 and recognized as a cumulative effect of a change in accounting principle. At this time, the Company is in the process of performing a review of its intangible assets as required by FAS 142, but does not expect that this review will result in any impairment of intangible assets.

        The following table reflects our operating results adjusted as though the Company had adopted FAS 142 on January 1, 2001.

	For the Three Months Ended March 31,
	2001	2002
Reported net income	$11,930	$14,508
Add back: intangible asset amortization	4,856	—
Tax effect at effective tax rate	(1,942)	—

Adjusted net income	14,844	14,508
Basic earnings per share—as reported	$0.54	$0.65
Basic earnings per share—as adjusted	$0.67	$0.65
Diluted earnings per share—as reported	$0.53	$0.63
Diluted earnings per share—as adjusted	$0.66	$0.63

        The following table reflects the components of intangible assets as of March 31, 2002:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$210,961	$38,481
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	156,399	10,840
Goodwill	728,840	68,113

        The cost of acquired client relationships is amortized using the straight-line method over a weighted average life of approximately 15 years. The Company estimates that amortization expense will be $13,400 for 2002 and 2003, and $9,800 for 2004, 2005 and 2006 based on the balance of amortizable intangible assets as of March 31, 2002.

4.    Comprehensive Income

        The Company's comprehensive income includes net income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also reflect the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:

	For the Three Months Ended March 31,
	2001	2002
Net income	$11,930	$14,508
Change in unrealized foreign currency gains (losses)	18	(33)
Change in net unrealized loss on derivative instruments	(140)	138
Cumulative effect of change in accounting principle—FAS 133 transition adjustment	(1,321)	—
Reclassification of FAS 133 transition adjustment to net income	165	37

Comprehensive income	$10,652	$14,650

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31, 2001	March 31, 2002
Foreign currency translation adjustment	$(294)	$(327)
Unrealized loss on derivative instruments	(552)	(377)

Accumulated other comprehensive income	$(846)	$(704)

5.    Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2001	2002
Federal:
Current	$4,744	$3,668
Deferred	2,215	4,810
State:
Current	678	507
Deferred	316	687

Provision for income taxes	$7,953	$9,672

6.    Earnings Per Share

        The calculation of basic earnings per share is based on the weighted average number of shares of the Company's Common Stock outstanding during the period. The calculation of diluted earnings per share gives effect to all potential dilution from the Company's stock option plans. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Unlike all other dollar amounts in these notes, net income in this table is not presented in thousands.

	For the Three Months Ended March 31,
	2001	2002
Numerator:
Net income	$11,930,000	$14,508,000
Denominator:
Average shares outstanding—basic	22,063,166	22,224,931
Incremental shares for stock options	504,653	738,378

Average shares outstanding—diluted	22,567,819	22,963,309

Earnings per share:
Basic	$0.54	$0.65
Diluted	$0.53	$0.63

        In April 2000, the Board of Directors authorized a share repurchase program pursuant to which AMG is authorized to repurchase up to 5% of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. During the 12-month periods ended March 31, 2001 and March 31, 2002, the Company repurchased a total of 594,200 and 143,100 shares of Common Stock, respectively, under this program. From April 1, 2002 through May 10, 2002, the Company repurchased 133,100 shares of Common Stock under the program.

7.    Long-term Debt

        At March 31, 2002, long-term senior debt was $458,174, consisting of $228,174 of zero coupon senior convertible notes and $230,000 of mandatory convertible debt. Long-term senior debt consisted of $200,000 of mandatory convertible debt at December 31, 2001.

        The Company completed a private placement of zero coupon senior convertible notes in May 2001. In this private placement, the Company sold a total of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2004, 2006, 2011 and 2016. If the holders exercise this option, the Company may elect to repurchase the securities in cash, shares of its Common Stock or some combination thereof. It is the Company's current intention to repurchase the securities with cash. Holders also had the option to require the Company to repurchase the securities on May 7, 2002, but none of the holders exercised this option.

        The Company completed a public offering of mandatory convertible debt securities ("FELINE PRIDES") in December 2001. The sale of an over-allotment of the securities was completed in January 2002, increasing the amount outstanding to $230,000, and increasing the total proceeds to $223,000. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE, including (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which the Company will pay interest quarterly at the initial annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per share, shares of Common Stock on November 17, 2004, with such number of shares to be determined based upon the average trading price of Common Stock for a period preceding that date.

        Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. A holder of an Income PRIDE can obtain the release of the pledged senior notes by substituting certain zero coupon treasury securities as security for performance under the forward purchase contract. The resulting unit consisting of the zero coupon treasury security and the forward purchase contract would be a Growth PRIDE, and the senior notes would be a separate security. Beginning in August 2004, the senior notes will be remarketed, and the interest rate will be reset, such that the total proceeds will be $230,000. The holders will use any proceeds of a remarketing to fund their obligations to purchase shares of Common Stock under the forward purchase contract. The number of shares of Common Stock to be issued will be determined by the price of Common Stock at that time, subject to the total proceeds equaling $230,000.

8.    Segment Information

        Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company's three principal distribution channels: High Net Worth, Mutual Fund and Institutional.

        Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs. Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with mutual funds. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Expenses reported by the Company's affiliates ("Affiliates") in segment operating results are generally limited to the Operating Allocation (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") attributable to the revenue earned by the Affiliate in the particular distribution channel. All other operating expenses (except intangible amortization) and interest expense have been allocated to segments based on the proportion of aggregate EBITDA Contribution (as discussed in

"Management's Discussion and Analysis of Financial Condition and Results of Operations") reported by Affiliates in each segment.

	For the Three Months Ended March 31, 2001
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$31,426	$26,079	$42,970	$100,475
Operating expenses:
Depreciation and amortization	2,123	2,069	4,068	8,260
Other operating expenses	16,621	14,797	23,485	54,903

	18,744	16,866	27,553	63,163

Operating income	12,682	9,213	15,417	37,312
Non-operating (income) and expenses:
Investment and other income	336	(176)	(684)	(524)
Interest expense	1,138	777	1,246	3,161

	1,474	601	562	2,637

Income before minority interest and income taxes	11,208	8,612	14,855	34,675
Minority interest	(4,044)	(3,238)	(7,510)	(14,792)

Income before income taxes	7,164	5,374	7,345	19,883
Income taxes	2,866	2,150	2,937	7,953

Net income	$4,298	$3,224	$4,408	$11,930

	At December 31, 2001
Total assets	$294,053	$381,882	$484,386	$1,160,321

Goodwill, net	$169,429	$214,741	$271,141	$655,311

	For the Three Months Ended March 31, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$36,221	$38,678	$44,436	$119,335
Operating expenses:
Depreciation and amortization	1,196	268	3,218	4,682
Other operating expenses	19,805	20,087	25,023	64,915

	21,001	20,355	28,241	69,597

Operating income	15,220	18,323	16,195	49,738
Non-operating (income) and expenses:
Investment and other income	(162)	(152)	(286)	(600)
Interest expense	2,131	2,128	2,277	6,536

	1,969	1,976	1,991	5,936

Income before minority interest and income taxes	13,251	16,347	14,204	43,802
Minority interest	(5,536)	(6,826)	(7,260)	(19,622)

Income before income taxes	7,715	9,521	6,944	24,180
Income taxes	3,086	3,808	2,778	9,672

Net income	$4,629	$5,713	$4,166	$14,508

	At March 31, 2002
Total assets	$304,002	$400,461	$498,264	$1,202,727

Goodwill, net	$170,288	$215,434	$275,005	$660,727

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

  •
  our performance is directly affected by changing conditions in the financial and securities markets, and a decline or a lack of sustained growth in the financial markets may result in decreased advisory fees or performance fees and a corresponding decline (or lack of growth) in the cash flow distributable to us from our Affiliates;

  •
  we cannot be certain that we will be successful in finding or investing in additional investment management firms on favorable terms, or that existing and new Affiliates will have favorable operating results;

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our stock or other securities in order to finance investments in additional investment management firms or additional investments in our affiliated investment management firms, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of March 31, 2002, our affiliated investment management firms managed approximately $81.4 billion in assets across a broad range of investment styles and in three principal distribution channels (High Net Worth, Mutual Fund and Institutional). We pursue a growth strategy designed to generate shareholder value through the internal growth of existing Affiliates, investments in additional, mid-sized investment management firms, and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        In our investments in Affiliates, we typically hold a majority equity interest in each firm, with the remaining equity interests retained by the management of the Affiliate. Each Affiliate is organized as a separate and largely autonomous limited liability company or limited partnership. Each Affiliate operating agreement is tailored to meet the particular characteristics of the Affiliate. Many of our Affiliates' organizational documents include revenue sharing arrangements. Each such revenue sharing arrangement allocates a percentage of revenue for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." We determine the percentage of revenue designated as Operating Allocation for each Affiliate in consultation with senior management of the Affiliate at the time of our investment based on the Affiliate's historical and projected operating margins. The organizational document of each such

Affiliate allocates the remaining portion of the Affiliate's revenue to the owners of that Affiliate (including us). We call this the "Owners' Allocation." Each Affiliate distributes its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

  •
  to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation, and their distributions from the Owners' Allocation; and

  •
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

        In certain other cases (such as, for example, The Managers Funds LLC), the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms.

        Net income on our income statement reflects the consolidation of substantially all of the revenue of our Affiliates, reduced by:

  •
  the operating expenses of our Affiliates (which generally are limited to their Operating Allocations);

  •
  our operating expenses (i.e., our holding company expenses, including interest, amortization and income taxes); and

  •
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

  •
  the level of Affiliate revenue, which is dependent on the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients and obtaining favorable investment results;

  •
  a variety of factors affecting the securities markets generally, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates;

  •
  the receipt of Owners' Allocation, which depends on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins;

  •
  the availability and cost of the capital with which we finance our existing and new investments;

  •
  our success in making new investments and the terms upon which such transactions are completed;

  •
  the level of intangible assets and the associated amortization expense resulting from our investments;

  •
  the level of expenses incurred for holding company operations, including compensation for our employees; and

  •
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

        We believe it is significant to distinguish certain amortization and other non-cash expenses from other operating expenses since these expenses do not require the use of cash. We have provided additional supplemental information in this report for "cash" related earnings as an addition to, but not as a substitute for, measures of financial performance under generally accepted accounting principles, and our calculations may not be consistent with those of other companies. Our additional measures of "cash" related earnings are:

  •
  Cash Net Income (net income plus depreciation, amortization and deferred taxes), which we believe is useful to investors as an indicator of funds available to us which may be used to make new investments, repay debt obligations, repurchase shares of our Common Stock or pay dividends on our Common Stock (although we have no current plans to pay dividends);

  •
  EBITDA (earnings before interest expense, income taxes, depreciation and amortization), which we believe is useful to investors as an indicator of our ability to service debt, make new investments and meet working capital requirements; and

  •
  EBITDA Contribution (EBITDA plus our holding company operating expenses), which we believe is useful to investors as an indicator of funds available from our Affiliates' operations to pay holding company operating expenses, service debt, make new investments and meet working capital requirements.

        Our measure of Cash Net Income has been modified in response to our adoption of Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. Prior to this change, deferred tax expenses were accrued because intangible assets were amortized over different periods for financial reporting and income tax purposes (since we structure our investments as taxable transactions, and since our cash taxes are reduced by amortization deductions over the periods prescribed by tax laws). While FAS 142 eliminated the amortization of goodwill and certain other intangible assets, it continues to require the accrual of deferred tax expenses for these assets. Nevertheless, because under FAS 142 this deferred tax accrual would reverse only in the event of a future sale or impairment of an Affiliate, we believe deferred tax accruals should be added back in calculating Cash Net Income to best approximate the actual funds available to us to make new investments, repay debt obligations or repurchase shares of Common Stock. Accordingly, we now define Cash Net Income as "net income plus depreciation, amortization and deferred taxes." For periods prior to 2002 and our adoption of FAS 142, we defined Cash Net Income as "net income plus depreciation and amortization," and results for such periods are presented on that basis in this report.

Results of Operations

        We conduct our business in three operating segments corresponding with the three principal distribution channels in which our Affiliates provide investment management services: High Net Worth, Mutual Fund and Institutional. Clients in the High Net Worth distribution channel include wealthy individuals and family trusts, with whom our Affiliates have direct relationships or indirect relationships through managed account programs. In the Mutual Fund distribution channel, our Affiliates provide advisory or sub-advisory services to mutual funds that are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments. In the Institutional distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities and Taft-Hartley plans.

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

        The following tables present a summary of our reported assets under management by distribution channel and activity.

Assets under Management—By Distribution Channel	December 31, 2001	March 31, 2002
(Dollars in billions)
High Net Worth	$24.6	$24.8
Mutual Fund	14.4	15.2
Institutional	42.0	41.4

	$81.0	$81.4

Directly managed assets—Percent of total	88%	89%
Overlay assets—Percent of total	12%	11%

	100%	100%

For the Three Months Ended March 31, 2002
(Dollars in billions)
Assets under Management—Statement of Changes
Beginning of period	$81.0
Investments in New Affiliates	—
Net client cash flows—directly managed assets	0.2
Net client cash flows—overlay assets	(0.4)
Investment performance	0.6

End of period	$81.4

        The increase in our assets under management from December 31, 2001 to March 31, 2002 is the result of positive client cash flows from directly managed assets and an increase in the value of assets under management attributable to equity market performance, which was partially offset by client cash outflows from overlay assets.

        The following table presents selected financial data for each of our operating segments.

	For the Three Months Ended March 31,
			% Change
(Dollars in millions, except as noted)	2001	2002
Average assets under management (in billions)(1)
High Net Worth	$22.4	$24.9	11%
Mutual Fund	9.2	14.5	58%
Institutional	42.2	41.5	(2)%

Total	$73.8	$80.9	10%

Revenue
High Net Worth	$31.4	$36.2	15%
Mutual Fund	26.1	38.7	48%
Institutional	43.0	44.4	3%

Total	$100.5	$119.3	19%

Net income(2)
High Net Worth	$4.3	$4.6	7%
Mutual Fund	3.2	5.7	78%
Institutional	4.4	4.2	(5)%

Total	$11.9	$14.5	22%

EBITDA
High Net Worth	$10.4	$11.1	7%
Mutual Fund	8.2	11.9	45%
Institutional	12.7	12.4	(2)%

Total	$31.3	$35.4	13%

(1)
Average assets under management for the High Net Worth and Institutional distribution channels represents an average of the assets under management at the beginning and the end of each quarter. Average assets under management for the Mutual Fund distribution channel represents an average of daily net assets for the quarter.

(2)
Net income by distribution channel reflects revenue for assets managed in each distribution channel after our allocation of consolidated operating expenses, including the growth in profit margins beyond our contractual Owners' Allocation paid to Affiliate management partners as compensation from the Operating Allocation. Note 8 to our Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results.

  Revenue

        Our revenue is generally determined by the following factors:

  •
  the increase or decrease in assets under management (from new investments, net client cash flows or changes in the value of assets that are attributable to fluctuations in the equity markets);

  •
  the portion of our directly managed and overlay assets, which realize different fee rates;

  •
  the portion of our assets across the three principal distribution channels and our Affiliates, which realize different fee rates; and

  •
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

        Total revenue increased 19% in the quarter ended March 31, 2002 from the quarter ended March 31, 2001. The increase in revenue in the first quarter of 2002 resulted primarily from an increase in average assets under management, attributable to our investments in two new Affiliates (Friess and Welch & Forbes) and to positive net client cash flows from directly managed assets during 2001. This increase in revenue was partially offset by declines in directly managed assets in 2001 attributable to declines in the value of assets under management, which resulted principally from a broad decline in the equity markets. A discussion of the changes in our revenue by operating segments follows:

  High Net Worth Distribution Channel

        The increase in revenue in this distribution channel in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 resulted principally from an increase in average assets under management. The increase in average assets under management of 11% from the first quarter of 2001 to the first quarter of 2002 was primarily the result of our investment in Welch & Forbes in November 2001 and positive net client cash flows from directly managed assets during 2001, and was partially offset by a decline in the value of assets under management, which resulted principally from a broad decline in the equity markets.

  Mutual Fund Distribution Channel

        The increase in revenue in this distribution channel in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 resulted principally from an increase in average assets under management. The increase in average assets under management of 58% from the first quarter of 2001 to the first quarter of 2002 was primarily attributable to our investment in Friess in October 2001 and to positive net client cash flows from directly managed assets, and was partially offset by a decline in the value of assets under management, which resulted principally from a broad decline in the equity markets.

  Institutional Distribution Channel

        The increase in revenue in this distribution channel in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 resulted principally from our investment in Friess in 2001, and was partially offset by a decline in performance fees. The decrease in average assets under management of 2% from the first quarter of 2001 to the first quarter of 2002 was primarily attributable to net client cash outflows from overlay assets during 2001 and the first quarter of 2002, and was partially offset by positive net client cash flows from directly managed assets in the same periods.

  Operating Expenses

        The following table presents a summary of our consolidated operating expenses (our holding company expenses and our Affiliates' Operating Allocations).

	For the Three Months Ended March 31,
			% Change
(Dollars in millions)	2001	2002
Compensation and related expenses	$34.2	$41.4	21%
Selling, general and administrative	18.1	19.6	8%
Amortization of intangible assets	6.9	3.3	(52)%
Depreciation and other amortization	1.4	1.4	0%
Other operating expenses	2.6	3.9	50%

Total operating expenses	$63.2	$69.6	10%

        Because a substantial portion of these expenses (excluding intangible amortization) are incurred by our Affiliates and because Affiliate expenses are generally limited to an Operating Allocation, our total operating expenses are impacted by increases or decreases in an Affiliate's revenue, which correspondingly increase or decrease that Affiliate's Operating Allocation. Total operating expenses (excluding intangible amortization) increased 18% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002, reflecting the general relationship between revenue and the Operating Allocations for Affiliates with revenue sharing arrangements.

        Compensation and related expenses increased 21% in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, primarily as a result of the relationship between revenue and operating expenses described above. Selling, general and administrative expenses increased 8% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. The increase was principally attributable to an increase in aggregate Affiliate expenses resulting from the expenses of Friess and Welch & Forbes that are now included in our consolidated results. The decrease in amortization of intangible assets of 52% in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 resulted from our adoption of FAS 142, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. The decrease in amortization expense resulting from our adoption of FAS 142 was partially offset by increases in amortization from our investments in Friess and Welch & Forbes.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended March 31,
			% Change
(Dollars in millions)	2001	2002
Minority interest	$14.8	$19.6	32%
Income tax expense	8.0	9.7	21%
Interest expense	3.2	6.5	103%
Investment and other income	0.5	0.6	20%

        Minority interest increased 32% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002, resulting principally from our new investments in Friess and Welch & Forbes. The increase in minority interest was proportionately greater than the increase in revenue because of our investment in Friess, in which we initially acquired a 51% interest, which is at the lower end of our typical range of equity ownership in our Affiliates.

        The 21% increase in income taxes from the quarter ended March 31, 2001 to the quarter ended March 31, 2002 was attributable to the increase in income before taxes. Our effective tax rate remained the same for both periods.

        Interest expense increased 103% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002, principally as a result of an increase in weighted average debt outstanding during those periods. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero coupon senior convertible notes, and in December 2001 we completed a public offering of $200 million principal amount at maturity of mandatory convertible securities, followed by a sale of over-allotment units in January 2002 that increased the principal amount outstanding to $230 million. The increase in interest expense attributable to the increase in weighted average debt outstanding from the first quarter of 2001 to the first quarter of 2002 was partially offset by the decrease in our effective interest rate, which resulted from a decline in LIBOR rates and the 0.50% accretion rate on the zero coupon senior convertible notes.

  Net Income and Other Financial Data

        The following table summarizes historical levels of net income and other supplemental measures concerning cash-related earnings presented as an addition to, but not as a substitute for, net income.

	For the Three Months Ended March 31,
			% Change
(Dollars in millions)	2001	2002
Net Income	$11.9	$14.5	22%
EBITDA Contribution	35.8	41.4	16%
EBITDA	31.3	35.4	13%
Cash Net Income	20.2	24.7	22%

        The 22% increase in net income from the quarter ended March 31, 2001 to the quarter ended March 31, 2002, resulted principally from the change in the EBITDA Contribution of our Affiliates and the decrease in amortization expense resulting from our adoption of FAS 142. The increases in EBITDA Contribution and EBITDA were principally attributable to the factors that affected our revenue, as discussed above under "Revenue."

        Cash Net Income increased 22% from the quarter ended March 31, 2001 to the quarter ended March 31, 2002, primarily as a result of the previously described factors affecting net income and related changes in the accounting for intangible assets resulting from our adoption of FAS 142.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources.

(Dollars in millions)	December 31, 2001	March 31, 2002
Balance Sheet Data
Cash and cash equivalents	$73.4	$110.4
Senior bank debt	25.0	25.0
Zero coupon convertible debt	227.9	228.2
Mandatory convertible debt	200.0	230.0
	For the Three Months Ended March 31,
	2001	2002
Cash Flow Data
Operating cash flows	$3.6	$10.6
Investing cash flows	(4.8)	(3.6)
Financing cash flows	(3.2)	29.9

        We have met our cash requirements primarily through borrowings from our banks, cash generated by operating activities and the issuance of equity and convertible debt securities. Our principal uses of cash have been to make investments in new Affiliates, repay indebtedness, pay income taxes, repurchase shares of our Common Stock, make additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity), support our and our Affiliates' operating activities and for working capital purposes. We expect that our principal uses of funds for the foreseeable future will be for additional investments, distributions to Affiliate managers, payment of interest on outstanding debt, payment of income taxes, capital expenditures, additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity), repurchases of shares of our Common Stock and for working capital purposes.

        Under our senior revolving credit facility, we had outstanding borrowings of $25 million and $305 million of additional capacity as of December 31, 2001 and March 31, 2002. While we have the option, with the consent of our lenders, to increase the facility by another $70 million to a total of $400 million, the pending maturity of our current credit facility in December 2002 will likely limit our potential to exercise that option. Our borrowings under the credit facility are collateralized by pledges of all of our interests in our Affiliates (including all interests which are directly held by us, as well as all interests which are indirectly held by us through wholly-owned subsidiaries), which interests represent substantially all of our assets. In addition, our credit facility contains provisions for the benefit of our lenders that restrict the manner in which we can conduct our business, that may adversely affect our ability to make investments in new and existing Affiliates and that may have an adverse impact on the interests of our stockholders. Our credit facility bears interest at either LIBOR plus a margin or the Prime Rate plus a margin. In order to partially offset our exposure to changing interest rates, we have entered into interest rate hedging contracts, as discussed below in "Market Risk." The credit facility matures in December 2002, and we intend to obtain new credit financing prior to that time. However, we may not be able to obtain this financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our net income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above.

        In 2001 and January 2002, we issued convertible debt securities. In May 2001, we completed the private placement of zero coupon senior convertible notes in which we sold a total of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, accreting at a rate of 0.50% per annum. Each $1,000 zero coupon senior convertible note is convertible into 11.62 shares of our Common Stock upon the occurrence of any of the following events: (i) if the closing price of shares of our Common Stock exceeds specified levels for specified periods; (ii) if the credit rating assigned to the securities is below a specified level; (iii) if we call the securities for redemption; or (iv) if we take certain corporate actions. We have the option to redeem the securities for cash on or after May 7, 2006, and the holders may require us to repurchase the securities at their accreted value on May 7 of 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be paid in cash or shares of our Common Stock. It is our current intention to repurchase the securities with cash. Holders also had the option to require the Company to repurchase the securities on May 7, 2002, but none of the holders exercised this option. In addition, in December 2001 and January 2002, we issued mandatory convertible debt securities, which are discussed below under "Financing Cash Flows."

        Our obligations to purchase additional equity in our Affiliates extend over the next 15 years. At March 31, 2002, if all of these obligations became due in their entirety, the aggregate amount of these obligations and other obligations for contingent payments would have been approximately $661 million. Assuming the closing of the additional purchases, we would own the prospective Owners' Allocation of all additional equity so purchased, currently estimated to represent approximately $85 million on an annualized basis. In order to provide the funds necessary for us to meet such obligations and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. These potential obligations, combined with our other cash needs, may require more cash than is available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. There can be no assurance that such additional financing or refinancing will be available on terms acceptable to us, if at all.

        Cash and cash equivalents aggregated $110.4 million at March 31, 2002, an increase of $37.0 million from December 31, 2001. Excluding balances held by our Affiliates, we had approximately $73.5 million in cash and cash equivalents at March 31, 2002.

  Operating Cash Flows

        The increase in net cash flow from operating activities from the first quarter of 2001 to the first quarter of 2002 resulted principally from changes in investment advisory fees receivable and accounts payable during the quarters ended March 31, 2001 and March 31, 2002.

  Investing Cash Flows

        Quarter-to-quarter changes in net cash flow from investing activities primarily result from our investments in new and existing Affiliates. Net cash flow used to make investments was $2.2 million and $3.8 million for the quarters ended March 31, 2002 and March 31, 2001, respectively, reflecting our additional investments in existing Affiliates.

  Financing Cash Flows

        The increase in net cash flow from financing activities from the quarter ended March 31, 2001 to the quarter ended March 31, 2002 was attributable to the sale of an over-allotment of convertible debt securities, further described below. The principal source of cash from financing activities during the first quarter of 2002 was the issuance of convertible debt securities, and the principal source of cash from financing activities during the first quarter of 2001 was borrowings under our senior credit facility. Our principal use of cash from financing activities during these periods was for the repayment of debt and for general corporate purposes.

        In December 2001, we completed a public offering of mandatory convertible debt securities (the "FELINE PRIDES"), in which we realized net proceeds of approximately $194 million. In January 2002, the sale of an over-allotment of these securities increased our total net proceeds to $223 million. Approximately $183 million of the net proceeds were used to repay debt under our senior revolving credit facility, and the balance was used for other general corporate purposes. Each FELINE PRIDE initially consists of a unit referred to as an Income PRIDE, which includes (i) a senior note due November 17, 2006 with a principal amount of $25, on which we will pay interest quarterly at the initial annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per share, shares of our Common Stock on November 17, 2004, with such number of shares to be determined based upon the average trading price of our Common Stock for a period preceding that date.

        Each of the senior notes is pledged to us to secure the holder's obligations under the forward purchase contracts. A holder of an Income PRIDE can obtain the release of the pledged senior notes by substituting certain zero coupon treasury securities as security for performance under the forward purchase contract. The resulting unit consisting of the zero coupon treasury security and the forward purchase contract would be a Growth PRIDE, and the senior notes would be a separate security. Beginning in August 2004, the senior notes will be remarketed, and the interest rate will be reset, such that the total proceeds will be $230 million. The holders will use any proceeds of a remarketing to fund their obligations to purchase shares of our Common Stock under the forward purchase contract. The number of shares of our Common Stock to be issued will be determined by the price of our Common Stock at that time, subject to the total proceeds equaling $230 million.

        During the quarter ended March 31, 2002, we did not repurchase any shares of Common Stock. Pursuant to a share repurchase program authorized by our Board of Directors in April 2000, we are authorized to repurchase up to 5% of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of our executive officers. From April 1, 2002 through May 10, 2002, the Company repurchased 133,100 shares of Common Stock under this program, and at May 10, 2002, there were 380,581 shares that remained authorized for repurchase under the program.

Market Risk

        We use interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposure. During February 2001, we became a party, with two major commercial banks as counterparties, to $50 million notional amount of interest rate swap contracts that are linked to the three-month LIBOR rate. Under these swap contracts, we agreed to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount. In February 2002, we closed $25 million notional amount of these contracts and entered into a new $25 million notional amount contract. The new swap contract does not qualify for hedge accounting under FAS 133.

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

        We have performed a sensitivity analysis on our hedged contract assuming a hypothetical 10% adverse movement in LIBOR rates, sustained for three months. This analysis reflects the impact of such movement on the combination of our senior debt under our revolving credit facility and our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates, and then factoring in the offsetting interest rate savings on the underlying senior debt. As of May 10, 2002, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $114,600.

        We have performed a similar sensitivity analysis on our unhedged contract assuming a hypothetical 10% adverse movement in LIBOR rates sustained for three months. This analysis reflects the impact of such movement on our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates. As of May 10, 2002, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $112,500.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        For quantitative and qualitative disclosures about market risk affecting us, see "Market Risk" above, which is incorporated herein by reference.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, we and our Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in the opinion of management, would have a material adverse effect on our financial position, liquidity or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    None.

  (b)
  Reports on Form 8-K:

    We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

    Current Report on Form 8-K/A filed January 14, 2002, amending our previous Current Report on Form 8-K that reported our investment in Friess. The required financial statements and pro forma financial information are included in this Current Report on Form 8-K/A.

    Current Report on Form 8-K filed February 22, 2002, containing our press release announcing the Company's operating results for the quarter and year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
/s/ DARRELL W. CRATE (Darrell W. Crate)
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)
May 15, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative And Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES