Form 10-Q
period 2002-06-30
AFFILIATED MANAGERS GROUP INC
filed 2002-08-14
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 21,879,137 shares of the Registrant's Common Stock outstanding as of August 9, 2002.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$73,427	$127,914
Investment advisory fees receivable	57,148	61,149
Other current assets	9,464	8,966

Total current assets	140,039	198,029
Fixed assets, net	17,802	19,853
Equity investment in Affiliate	1,732	—
Acquired client relationships, net	319,645	323,384
Goodwill, net	655,311	673,381
Other assets	25,792	25,604

Total assets	$1,160,321	$1,240,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$67,136	$73,503
Zero coupon convertible debt	227,894	—
Senior bank debt	25,000	—

Total current liabilities	320,030	73,503
Senior bank debt	—	25,000
Zero coupon convertible debt	—	228,461
Mandatory convertible debt	200,000	230,000
Deferred taxes	38,081	49,251
Other long-term liabilities	23,795	36,440

Total liabilities	581,906	642,655
Minority interest	35,075	29,256
Stockholders' equity:
Common stock	235	235
Additional paid-in capital	405,087	405,769
Accumulated other comprehensive income	(846)	(564)
Retained earnings	190,502	220,362

	594,978	625,802
Less treasury shares, at cost	(51,638)	(57,462)

Total stockholders' equity	543,340	568,340

Total liabilities and stockholders' equity	$1,160,321	$1,240,251

The accompanying notes are an integral part of the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Revenue	$100,663	$129,631	$201,138	$248,966
Operating expenses:
Compensation and related expenses	32,698	42,046	66,906	83,488
Amortization of intangible assets	6,940	3,364	13,842	6,696
Depreciation and other amortization	1,428	1,452	2,786	2,802
Selling, general and administrative	19,034	24,061	37,115	43,669
Other operating expenses	2,673	3,148	5,288	7,014

	62,773	74,071	125,937	143,669

Operating income	37,890	55,560	75,201	105,297
Non-operating (income) and expenses:
Investment and other income	(1,470)	(792)	(1,994)	(1,392)
Interest expense	3,351	7,044	6,512	13,580

	1,881	6,252	4,518	12,188

Income before minority interest and income taxes	36,009	49,308	70,683	93,109
Minority interest	(14,164)	(23,720)	(28,956)	(43,342)

Income before income taxes	21,845	25,588	41,727	49,767
Income taxes—current	8,110	4,696	13,947	8,871
Income taxes—deferred	628	5,539	2,743	11,036

Net income	$13,107	$15,353	$25,037	$29,860

Earnings per share—basic	$0.59	$0.69	$1.13	$1.34
Earnings per share—diluted	$0.58	$0.67	$1.11	$1.30
Average shares outstanding—basic	22,109,068	22,196,540	22,086,244	22,210,658
Average shares outstanding—diluted	22,654,951	22,862,980	22,612,010	22,912,528

The accompanying notes are an integral part of the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2001	2002
Cash flow from operating activities:
Net income	$25,037	$29,860
Adjustments to reconcile net income to net cash flow from operating activities:
Amortization of intangible assets	13,842	6,696
Depreciation and other amortization	2,786	5,444
Deferred income tax provision	2,743	11,036
FAS 133 transition adjustment	(2,201)	(708)
Reclassification of FAS 133 adjustment to net income	1,467	122
Accretion of interest	170	567
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	11,840	(4,001)
(Increase) decrease in other current assets	5,200	(384)
(Increase) decrease in non-current other receivables	5,465	(23)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(26,204)	8,763
Decrease in minority interest	(6,193)	(5,819)

Cash flow from operating activities	33,952	51,553

Cash flow used in investing activities:
Purchase of fixed assets	(1,953)	(3,867)
Costs of investments, net of cash acquired	(13,331)	(15,797)
Increase in other assets	(101)	(213)

Cash flow used in investing activities	(15,385)	(19,877)

Cash flow from financing activities:
Borrowings of senior bank debt	49,300	160,000
Repayments of senior bank debt	(150,300)	(160,000)
Issuances of equity securities	6,142	2,593
Issuances of debt securities	227,143	30,000
Repurchase of stock	(698)	(8,560)
Debt issuance costs	(5,932)	(1,266)

Cash flow from financing activities	125,655	22,767

Effect of foreign exchange rate changes on cash flow	1	44
Net increase in cash and cash equivalents	144,223	54,487
Cash and cash equivalents at beginning of period	31,612	73,427

Cash and cash equivalents at end of period	$175,835	$127,914

Supplemental disclosure of non-cash financing activities:
Notes issued for Affiliate equity purchases	$3,055	$12,593
Notes received for Affiliate equity sales	$—	$1,800

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

2.    Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 141 ("FAS 141"), "Business Combinations," and Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002. In accordance with FAS 141, goodwill and any other intangible assets determined to have indefinite lives that were acquired in a purchase business combination after June 30, 2001 (i.e., Friess Associates, LLC and Welch & Forbes LLC) were not amortized from their respective dates of acquisition in the fourth quarter of 2001. All other goodwill and other intangible assets determined to have indefinite lives were no longer amortized beginning January 1, 2002. Pursuant to FAS 142, the Company has reviewed the goodwill acquired in prior business combinations for impairment, and determined that there was no impairment.

        The following table reflects our operating results adjusted as though the Company had not amortized goodwill and other indefinitely lived intangible assets in 2001.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Reported net income	$13,107	$15,353	$25,037	$29,860
Add back: intangible asset amortization	4,723	—	9,579	—
Tax effect at effective tax rate	(1,889)	—	(3,831)	—

Adjusted net income	15,941	15,353	30,785	29,860

Basic earnings per share—as reported	$0.59	$0.69	$1.13	$1.34
Basic earnings per share—as adjusted	$0.72	$0.69	$1.39	$1.34
Diluted earnings per share—as reported	$0.58	$0.67	$1.11	$1.30
Diluted earnings per share—as adjusted	$0.70	$0.67	$1.36	$1.30

        As further described in Note 4, the Company made payments to acquire interests in existing Affiliates during the six months ended June 30, 2002. The increase in the carrying amount of goodwill associated with such transactions, as well as the carrying amounts of goodwill, are shown in the following table:

	High Net Worth	Mutual Fund	Institutional	Total
Balance, as of December 31, 2001	$169,429	$214,741	$271,141	$655,311
Goodwill acquired	4,618	771	12,681	18,070

Balance, as of June 30, 2002	$174,047	$215,512	$283,822	$673,381

        The following table reflects the components of intangible assets as of June 30, 2002:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$220,838	$41,889
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	155,275	10,840
Goodwill	741,494	68,113

        The cost of amortizable acquired client relationships is amortized using the straight-line method over a weighted average life of approximately 16 years. Including incremental amortization attributable to the Company's investment in Third Avenue Management, which is described in Note 4, the Company estimates that amortization expense will be $13,800 for 2002, $14,500 for 2003, and $13,500 for 2004, 2005 and 2006.

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

        The Company is exposed to interest rate risk inherent in its debt liabilities. The Company's risk management strategy includes the use of financial instruments, specifically interest rate swap contracts, to hedge certain variable rate interest rate exposures. In entering into these contracts, AMG intends to offset relative cash flow gains and losses that occur due to changes in interest rates on its existing debt liabilities with cash flow losses and gains on the contracts hedging these liabilities. For example, the Company may agree with a counterparty (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item, both of which are based on LIBOR rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in the second quarter of 2002.

        In February 2002, the Company entered into a $25,000 notional amount interest rate swap contract with a major commercial bank as counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount. This contract, which did not qualify for hedge accounting, was closed in the second quarter of 2002, and the realized loss, which was not material, was recorded in earnings.

        At June 30, 2002, the net amount of the Company's interest rate swap liability attributable to $25,000 notional amount of interest rate swap contracts outstanding was $400, which was recorded on the consolidated balance sheet in accounts payable and accrued liabilities. AMG estimates the fair values of derivatives based on quoted market prices. At June 30, 2002, the Company had recorded approximately $314 of net unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. AMG expects that 100% of these losses will be reclassified to earnings within one year.

4.    Acquisitions

        During the six months ended June 30, 2002, the Company made payments to acquire interests in existing Affiliates, which were financed through working capital and the issuance of notes.

        On August 8, 2002, the Company completed its acquisition of a majority equity interest in the business of New York-based Third Avenue Management, which serves as the adviser to the Third Avenue family of no-load mutual funds and the sub-adviser to non-proprietary mutual funds and annuities, and also manages separate accounts for high net worth individuals and institutions. The transaction was financed through the Company's working capital and borrowings under the Company's revolving credit facility, as described in greater detail in Note 8.

5.    Comprehensive Income

        The Company's comprehensive income includes net income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also reflect the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Net income	$13,107	$15,353	$25,037	$29,860
Change in unrealized foreign currency gains (losses)	17	77	25	44
Change in net unrealized loss on derivative instruments	(149)	27	(289)	165
Cumulative effect of change in accounting principle—FAS 133 transition adjustment	—	—	(1,321)	—
Reclassification of FAS 133 transition adjustment to net income	716	36	881	73

Comprehensive income	$13,691	$15,493	$24,333	$30,142

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31, 2001	June 30, 2002
Foreign currency translation adjustment	$(294)	$(250)
Unrealized loss on derivative instruments	(552)	(314)

Accumulated other comprehensive income	$(846)	$(564)

6.    Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Federal:
Current	$7,096	$4,736	$12,203	$8,389
Deferred	550	4,847	2,401	9,657
State:
Current	1,014	(40)	1,744	482
Deferred	78	692	342	1,379

Provision for income taxes	$8,738	$10,235	$16,690	$19,907

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2001	June 30, 2002
Deferred assets (liabilities):
State net operating loss carryforwards	$2,345	$3,189
Intangible amortization	(43,067)	(54,431)
Deferred compensation	1,716	1,930
Accruals	2,721	2,795

	(36,285)	(46,517)

Valuation allowance	(1,796)	(2,734)

Net deferred income taxes	$(38,081)	$(49,251)

        The Company's state net operating loss carryforwards expire from 2007 to 2016. The realization of these carryforwards is dependent on generating sufficient taxable income prior to their expiration. The valuation allowances at December 31, 2001 and June 30, 2002 relate to the uncertainty of the realization of these loss carryforwards.

7.    Earnings Per Share

        The calculation of basic earnings per share is based on the weighted average number of shares of the Company's Common Stock outstanding during the period. The calculation of diluted earnings per share gives effect to potential dilution from the Company's stock option plans. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. Unlike all other dollar amounts in these notes, net income in this table is not presented in thousands.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Numerator:
Net income	$13,107,000	$15,353,000	$25,037,000	$29,860,000
Denominator:
Average shares outstanding—basic	22,109,068	22,196,540	22,086,244	22,210,658
Incremental shares for stock options	545,883	666,440	525,766	701,870

Average shares outstanding—diluted	22,654,951	22,862,980	22,612,010	22,912,528

Earnings per share:
Basic	$0.59	$0.69	$1.13	$1.34
Diluted	$0.58	$0.67	$1.11	$1.30

        In April 2000, the Board of Directors authorized a share repurchase program pursuant to which AMG is authorized to repurchase up to 5% of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management. In July 2002, the Board of Directors approved an increase in the share repurchase program, authorizing the purchase of up to an additional 5% of its issued and outstanding shares of Common Stock, with the timing of purchases and the amount of stock purchased determined at the discretion of AMG's management.

8.    Long-term Debt

        At June 30, 2002, long-term senior debt was $483,461, consisting of $228,461 of zero coupon senior convertible notes, $230,000 of mandatory convertible notes and $25,000 outstanding under the Company's then-existing revolving credit facility. Long-term senior debt consisted of $200,000 of mandatory convertible notes at December 31, 2001.

        In August 2002, the Company replaced its existing revolving credit facility with a new revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $235,000 at rates of interest (based either on the LIBOR rate or the Prime rate as in effect from time to time) that vary depending on the level of usage of the Facility and the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Facility may be increased to $350,000 at the request of the Company. The Facility contains financial covenants with respect to net worth, leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. The Facility also limits the Company's ability to pay dividends and incur certain additional indebtedness. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by AMG.

        In December 2001, the Company completed a public offering of mandatory convertible debt securities ("FELINE PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, and increased the amount outstanding to $230,000. Each FELINE PRIDE initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (each, a "Senior Note"), on which the Company pays a 6% coupon quarterly, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of Common Stock on November 17, 2004 with the number of shares to be determined based upon the average trading price of our Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000.

        Each of the Senior Notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, the Senior Notes will be remarketed to new investors. If successful, the remarketing will generate $230,000 of proceeds to be used by the original holders of the FELINE PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230,000 in payment on the forward purchase contracts, the Company will issue shares of its Common Stock. The number of shares of Common Stock to be issued will be determined by the price of Common Stock at that time. The Senior Notes will remain outstanding until November 2006, and (assuming a successful remarketing) will be held by the new investors.

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold a total of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2004, 2006, 2011 and 2016. If the holders exercise this option, the Company may elect to repurchase the securities with cash, shares of its Common Stock or some combination thereof. It is the Company's current intention to repurchase the securities with cash. Holders also had the option to require the Company to repurchase the securities on May 7, 2002, but none of the holders exercised this option.

9.    Segment Information

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

        Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs. Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with mutual funds. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Expenses incurred by Affiliates that are reported in segment operating results are generally based upon the revenue sharing agreements with the Company's Affiliates. As described in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations", a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." In reporting segment operating expenses, the expenses corresponding to an Affiliate's Operating Allocation are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. If revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to such revenue sharing arrangement may result in the characterization of any growth in profit margin beyond our Owners' Allocation as an operating expense. All other operating expenses (except intangible amortization) and interest expense have been allocated to segments based on the proportion of aggregate EBITDA Contribution (as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") reported by Affiliates in each segment.

Statements of Income

	For the Three Months Ended June 30, 2001
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$29,914	$26,933	$43,816	$100,663
Operating expenses:
Depreciation and amortization	2,729	818	4,821	8,368
Other operating expenses	15,972	15,081	23,352	54,405

	18,701	15,899	28,173	62,773

Operating income	11,213	11,034	15,643	37,890
Non-operating (income) and expenses:
Investment and other income	(426)	(299)	(745)	(1,470)
Interest expense	1,156	856	1,339	3,351

	730	557	594	1,881

Income before minority interest and income taxes	10,483	10,477	15,049	36,009
Minority interest	(3,655)	(3,097)	(7,412)	(14,164)

Income before income taxes	6,828	7,380	7,637	21,845
Income taxes	2,731	2,952	3,055	8,738

Net income	$4,097	$4,428	$4,582	$13,107

	For the Three Months Ended June 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$35,183	$41,235	$53,213	$129,631
Operating expenses:
Depreciation and amortization	1,320	294	3,202	4,816
Other operating expenses	18,890	21,752	28,613	69,255

	20,210	22,046	31,815	74,071

Operating income	14,973	19,189	21,398	55,560
Non-operating (income) and expenses:
Investment and other income	(243)	(266)	(283)	(792)
Interest expense	2,130	2,288	2,626	7,044

	1,887	2,022	2,343	6,252

Income before minority interest and income taxes	13,086	17,167	19,055	49,308
Minority interest	(5,540)	(7,202)	(10,978)	(23,720)

Income before income taxes	7,546	9,965	8,077	25,588
Income taxes	3,018	3,986	3,231	10,235

Net income	$4,528	$5,979	$4,846	$15,353

	For the Six Months Ended June 30, 2001
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$61,340	$53,012	$86,786	$201,138
Operating expenses:
Depreciation and amortization	4,852	2,887	8,889	16,628
Other operating expenses	32,593	29,878	46,838	109,309

	37,445	32,765	55,727	125,937

Operating income	23,895	20,247	31,059	75,201
Non-operating (income) and expenses:
Investment and other income	(90)	(475)	(1,429)	(1,994)
Interest expense	2,294	1,633	2,585	6,512

	2,204	1,158	1,156	4,518

Income before minority interest and income taxes	21,691	19,089	29,903	70,683
Minority interest	(7,699)	(6,335)	(14,922)	(28,956)

Income before income taxes	13,992	12,754	14,981	41,727
Income taxes	5,597	5,102	5,991	16,690

Net income	$8,395	$7,652	$8,990	$25,037

	For the Six Months Ended June 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$71,404	$79,913	$97,649	$248,966
Operating expenses:
Depreciation and amortization	2,516	562	6,420	9,498
Other operating expenses	38,695	41,839	53,637	134,171

	41,211	42,401	60,057	143,669

Operating income	30,193	37,512	37,592	105,297
Non-operating (income) and expenses:
Investment and other income	(405)	(418)	(569)	(1,392)
Interest expense	4,261	4,416	4,903	13,580

	3,856	3,998	4,334	12,188

Income before minority interest and income taxes	26,337	33,514	33,258	93,109
Minority interest	(11,076)	(14,028)	(18,238)	(43,342)

Income before income taxes	15,261	19,486	15,020	49,767
Income taxes	6,104	7,794	6,009	19,907

Net income	$9,157	$11,692	$9,011	$29,860

Balance Sheet Information

	Total assets
At December 31, 2001	$294,053	$381,882	$484,386	$1,160,321

At June 30, 2002	$306,046	$399,913	$534,292	$1,240,251

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of June 30, 2002, our affiliated investment management firms managed approximately $74.1 billion in assets across a broad range of investment styles and in three principal distribution channels (High Net Worth, Mutual Fund and Institutional). We pursue a growth strategy designed to generate shareholder value through the internal growth of existing Affiliates, investments in additional, mid-sized investment management firms, and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

        As discussed above, the operating expenses of an Affiliate as well as its managers' minority interest generally increase (or decrease) as the Affiliate's revenue increases (or decreases) because of the direct relationship established in many of our agreements between the Affiliate's revenue and its Operating Allocation and Owners' Allocation. While our profit distributions generally take priority over the distributions to other owners, if there are any expenses in excess of the Operating Allocation of an Affiliate, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers, until that portion is eliminated, and then reduce the portion allocated to us. Any such reductions in our portion of the Owners' Allocation are generally required to be paid back to us out of future Owners' Allocation. In any period in which an Affiliate's expenses exceed its Operating Allocation, the operating expenses for that Affiliate for that period will exceed the portion of such Affiliate's revenues generally established by the revenue sharing agreement.

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

        We generally derive our revenue from the provision of investment management services for fees by our Affiliates. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, fees paid on the basis of investment performance ("performance fees") at certain Affiliates may affect the profitability of those Affiliates and us. Performance fees are inherently dependent on investment results, and therefore may vary substantially from period to period.

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

        Our measure of Cash Net Income has been modified in response to our adoption of Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. Prior to this change, deferred tax expenses were accrued because intangible assets were amortized over different periods for financial reporting and income tax purposes (since we structure our investments as taxable transactions, and since our cash taxes are reduced by amortization deductions over the periods prescribed by tax laws). While FAS 142 eliminated the amortization of goodwill and certain other intangible assets, it continues to require the accrual of deferred tax expenses for these assets. Nevertheless, because under FAS 142 this deferred tax accrual would reverse only in the event of a future sale or impairment of an Affiliate, we believe deferred tax accruals should be added back in calculating Cash Net Income to best approximate the actual funds available to us to make new investments, repay debt obligations or repurchase shares of our Common Stock. Accordingly, we now define Cash Net Income as "net income plus depreciation, amortization and deferred taxes." For periods prior to 2002 and our adoption of FAS 142, we defined Cash Net Income as "net income plus depreciation and amortization," and results for such periods are presented on that basis in this report.

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

        The following tables present a summary of our reported assets under management by distribution channel and activity.

Assets under Management—By Distribution Channel	December 31, 2001	June 30, 2002
(Dollars in billions)
High Net Worth	$24.6	$22.1
Mutual Fund	14.4	14.6
Institutional	42.0	37.4

	$81.0	$74.1

Directly managed assets—Percent of total	88%	88%
Overlay assets—Percent of total	12%	12%

	100%	100%

Assets under Management—Statement of Changes	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2002
(Dollars in billions)
Beginning of period	$81.4	$81.0
Sale of Paradigm Asset Management Company, L.L.C.	(1.0)	(1.0)
Net client cash flows—directly managed assets	(0.1)	0.1
Net client cash flows—overlay assets	0.1	(0.3)
Investment performance	(6.3)	(5.7)

End of period	$74.1	$74.1

        In August 2002, we closed our investment in Third Avenue Management. Pro forma for the investment in Third Avenue, our assets under management at June 30, 2002 were $79.4 billion.

        The decrease in our assets under management in the quarter ended June 30, 2002 is primarily the result of a decline in the value of assets corresponding to broad declines in the equity markets. Broad declines in the equity markets have continued in the current quarterly period. As examples of these declines, from June 30, 2002 to August 9, 2002 the Dow Jones Industrial Average and the NASDAQ Composite Index experienced declines of 5.4% and 10.7%, respectively. These declines are anticipated to decrease our average assets under management for the current quarterly period and, depending on future equity market performance, may have the continuing effect of decreasing our average assets under management in future periods.

        The following table presents selected financial data for each of our operating segments.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(Dollars in millions, except as noted)	2001	2002		2001	2002
Average assets under management (in billions)(1)
High Net Worth	$23.7	$23.5	(1)%	$23.4	$24.0	3%
Mutual Fund	9.9	15.2	54%	9.6	14.8	54%
Institutional	38.5	38.7	1%	40.9	39.3	(4)%

Total	$72.1	$77.4	7%	$73.9	$78.1	6%

Revenue
High Net Worth	$29.9	$35.2	18%	$61.3	$71.4	16%
Mutual Fund	26.9	41.2	53%	53.0	79.9	51%
Institutional	43.8	53.2	21%	86.8	97.6	12%

Total	$100.6	$129.6	29%	$201.1	$248.9	24%

Net income(2)
High Net Worth	$4.1	$4.5	10%	$8.4	$9.1	8%
Mutual Fund	4.4	6.0	36%	7.6	11.7	54%
Institutional	4.6	4.9	7%	9.0	9.1	1%

Total	$13.1	$15.4	18%	$25.0	$29.9	20%

EBITDA(2)
High Net Worth	$10.7	$11.0	3%	$21.1	$22.1	5%
Mutual Fund	9.1	12.5	37%	17.3	24.4	41%
Institutional	13.8	13.9	1%	26.5	26.3	(1)%

Total	$33.6	$37.4	11%	$64.9	$72.8	12%

(1)
Average assets under management for the High Net Worth and Institutional distribution channels represents an average of the assets under management at the beginning and the end of each quarter. Average assets under management for the Mutual Fund distribution channel represents an average of daily net assets for the quarter.

(2)
Note 9 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

  Revenue

        Our revenue is generally determined by the following factors:

  •
  our assets under management (including increases or decreases relating to new investments, net client cash flows or changes in the value of assets that are attributable to fluctuations in the equity markets);

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

        Total revenue increased 29% and 24%, respectively, in the quarter and six months ended June 30, 2002 from the quarter and six months ended June 30, 2001. The increase in revenue in the quarter and six months ended June 30, 2002 resulted primarily from an increase in average assets under management and an increase in performance fees that were earned. In the quarter ended June 30, 2002, the increase in revenue also resulted from a larger percentage of assets under management that billed in advance as compared to the quarter ended June 30, 2001. The increase in average assets under management is attributable to our investments in two new Affiliates in the fourth quarter of 2001 (Friess Associates, LLC ("Friess") and Welch & Forbes LLC ("Welch & Forbes") and to positive net client cash flows from directly managed assets during 2001, partially offset by net client cash outflows from overlay assets in the same periods and a decline in the value of assets under management, which resulted principally from a broad decline in the equity markets during these periods.

        As described above, the broad declines in the equity markets experienced in the second quarter and to date in the current quarterly period are anticipated to decrease our average assets under management in the current quarterly period. As a result, we anticipate that revenue and other principal financial measures—including Cash Net Income, EBITDA and Net Income—will be lower in this period. Depending on the future performance of the equity markets, we may experience the continuing effect of declines in such measures in future periods.

        The following discusses the changes in our revenue by operating segments.

  High Net Worth Distribution Channel

        The increase in revenue of 18% in the High Net Worth distribution channel in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 resulted principally from increases in assets under management attributable to our investment in Welch & Forbes in November 2001, positive net client cash flows from directly managed assets during 2001 and a shift in assets under management to client relationships that realize higher fees and bill advisory fees in advance. The increase was partially offset by a decline in the value of assets under management resulting principally from a broad decline in the equity markets, and by net client cash outflows from directly managed assets in the first six months of 2002.

        The increase in revenue of 16% in the High Net Worth distribution channel in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted principally from increases in assets under management attributable to our investment in Welch & Forbes in 2001, positive net client cash flows from directly managed assets during 2001 and a shift in assets under management to client relationships that realize higher fees. The increase in revenue was partially offset by a decline in the value of assets under management resulting principally from a broad decline in the equity markets, and by net client cash outflows from directly managed assets in the first six months of 2002.

  Mutual Fund Distribution Channel

        The increase in revenue of 53% and 51%, respectively, in the Mutual Fund distribution channel in the quarter and six months ended June 30, 2002 as compared to the quarter and six months ended June 30, 2001 resulted principally from an increase in average assets under management. The increase in average assets under management from both the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002 was primarily attributable to our investment in Friess in October 2001 and to positive net client cash flows from directly managed assets, and was partially offset by a decline in the value of assets under management, which resulted principally from a broad decline in the equity markets.

  Institutional Distribution Channel

        The increase in revenue of 21% in the Institutional distribution channel in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 resulted principally from an increase in performance fees and from an increase in our assets under management attributable to our investment in Friess in 2001. The increase in revenue was partially offset by a shift in directly managed assets to client relationships that realize lower fees and a decline in the value of assets under management from a broad decline in the equity markets, as well as from net client cash outflows from directly managed assets.

        The increase in revenue of 12% in the Institutional distribution channel in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted principally from an increase in performance fees and from an increase in assets under management related to our investment in Friess in 2001. The increase was partially offset by a decline in the value of assets under management related to a broad decline in the equity markets, and from net client cash outflows from directly managed assets.

  Operating Expenses

        The following table presents a summary of our consolidated operating expenses (our holding company expenses and our Affiliates' Operating Allocations).

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(Dollars in millions, except as noted)	2001	2002		2001	2002
Compensation and related expenses	$32.7	$42.0	28%	$66.9	$83.5	25%
Selling, general and administrative	19.0	24.1	27%	37.1	43.7	18%
Amortization of intangible assets	7.0	3.4	(51)%	13.8	6.7	(51)%
Depreciation and other amortization	1.4	1.4	0%	2.8	2.8	0%
Other operating expenses	2.7	3.2	19%	5.3	7.0	32%

Total operating expenses	$62.8	$74.1	18%	$125.9	$143.7	14%

        Because a substantial portion of these expenses (excluding intangible amortization) are incurred by our Affiliates and because Affiliate expenses are generally limited to an Operating Allocation, our total operating expenses are impacted by increases or decreases in an Affiliate's revenue, which correspondingly increase or decrease that Affiliate's Operating Allocation. Total operating expenses (excluding intangible amortization) increased 27% and 22%, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, reflecting the general relationship between revenue and the Operating Allocations for Affiliates with revenue sharing arrangements.

        Compensation and related expenses increased 28% and 25%, respectively, in the quarter and six months ended June 30, 2002 as compared to the quarter and six months ended June 30, 2001, primarily as a result of the relationship between revenue and operating expenses described above.

        Selling, general and administrative expenses increased 27% and 18%, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002. This increase in selling, general and administrative expenses was principally attributable to an increase in aggregate Affiliate expenses resulting from the expenses of Friess and Welch & Forbes that are now included in our consolidated results, as well as other increases in such expenses at our existing Affiliates.

        The decrease in amortization of intangible assets of 51% in both the quarter and six months ended June 30, 2002 as compared to the quarter and six months ended June 30, 2001 resulted from our adoption of FAS 142, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. The decrease in amortization expense resulting from our adoption of FAS 142 was partially offset by increases in amortization from our investments in Friess and Welch & Forbes.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(Dollars in millions, except as noted)	2001	2002		2001	2002
Minority interest	$14.2	$23.7	67%	$29.0	$43.3	49%
Income tax expense	8.7	10.2	17%	16.7	19.9	19%
Interest expense	3.4	7.0	106%	6.5	13.6	109%
Investment and other income	1.5	0.8	(47)%	2.0	1.4	(30)%

        Minority interest increased 67% and 49%, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, resulting from our new investments in Friess and Welch & Forbes and the other factors impacting revenue described above. In the quarter ended June 30, 2002, the increase in minority interest was proportionately greater than the increase in revenue because of our investment in Friess, in which we initially acquired a 51% interest, an investment interest that is at the lower end of our typical range of equity ownership in our Affiliates. In addition, performance fees were earned during the quarter at Affiliates in which our equity ownership was comparatively lower than other arrangements.

        The increase in income taxes of 17% and 19%, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002 was attributable to the increase in income before taxes. Our effective tax rate remained the same for the periods.

        Interest expense increased 106% and 109%, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, principally as a result of an increase in weighted average debt outstanding (and related debt issuance costs) during those periods. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero coupon senior convertible notes, and in December 2001, we completed a public offering of $200 million principal amount at maturity of mandatory convertible securities, followed by a sale of over-allotment units in January 2002 that increased the principal amount outstanding to $230 million. The increase in interest expense attributable to the increase in weighted average debt outstanding from the first quarter and first six months of 2001 to the first quarter and first six months of 2002 was partially offset by the decrease in our effective interest rate, which resulted from a decline in LIBOR rates and the 0.50% accretion rate on the zero coupon senior convertible notes.

  Net Income and Other Financial Data

        The following table summarizes historical levels of Net Income and other supplemental measures of cash-related earnings presented as an addition to, but not as a substitute for, Net Income.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(Dollars in millions, except as noted)	2001	2002		2001	2002
Net Income	$13.1	$15.4	18%	$25.0	$29.9	20%
EBITDA Contribution	38.1	43.4	14%	73.9	84.8	15%
EBITDA	33.6	37.4	11%	64.9	72.8	12%
Cash Net Income	21.5	25.7	20%	41.7	50.4	21%

        Net Income and Cash Net Income figures that are presented for the quarter and six month periods ended June 30, 2002 reflect changes in the accounting for intangible assets as a result of the implementation of FAS 142 in the first quarter of 2002, and therefore are not directly comparable to the operating results presented for the quarter and six months ended June 30, 2001. Note 2 to our Consolidated Financial Statements presents our Net Income for the quarter and six month periods ended June 30, 2001 as though we had adopted FAS 142 on January 1, 2001. If we had adopted FAS 142 on January 1, 2001 and our definition of Cash Net Income had been modified accordingly, Cash Net Income for the quarter and six month periods ended June 30, 2001 would have been $22.1 million and $44.4 million, respectively.

        The increase in Net Income of 18% and 20%, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002 resulted principally from the change in the EBITDA Contribution of our Affiliates and the decrease in amortization expense resulting from our adoption of FAS 142. The increases in EBITDA Contribution and EBITDA were principally attributable to the factors that affected our revenue, as discussed above under "Revenue."

        Cash Net Income increased 20% and 21%, respectively, from the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2002, primarily as a result of the previously described factors affecting Net Income and related changes in the accounting for intangible assets resulting from our adoption of FAS 142.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources.

(Dollars in millions)	December 31, 2001	June 30, 2002
Balance Sheet Data
Cash and cash equivalents	$73.4	$127.9
Senior bank debt	25.0	25.0
Zero coupon convertible debt	227.9	228.5
Mandatory convertible debt	200.0	230.0
	For the Six Months Ended June 30,
	2001	2002
Cash Flow Data
Operating cash flows	$34.0	$51.6
Investing cash flows	(15.4)	(19.9)
Financing cash flows	125.6	22.8

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

        In August 2002, we replaced our existing revolving credit facility with a new revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that we may borrow up to $235 million at rates of interest (based either on the LIBOR rate or the Prime rate as in effect from time to time) that vary depending on the level of usage of the Facility and our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Facility may be increased to $350 million at our request. The Facility contains financial covenants with respect to net worth, leverage and interest coverage, and requires us to pay an annual commitment fee on any unused portion. The Facility also limits our ability to pay dividends and incur certain additional indebtedness. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by us.

        We closed our investment in Third Avenue Management on August 8, 2002 using working capital and borrowings under the Facility. Giving effect to this transaction and other borrowings and repayment activity, at August 9, 2002 we had outstanding borrowings under the Facility of $130 million, and the ability to borrow an additional $105 million.

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

        Our obligations to purchase additional equity in our Affiliates extend over the next 15 years. At June 30, 2002, if all of these obligations became due in their entirety, the aggregate amount of these obligations and other obligations for contingent payments would have been approximately $628 million. Assuming the closing of the additional purchases, we would own the prospective Owners' Allocation of all additional equity so purchased, estimated based on financial results through June 30, 2002 to represent approximately $87 million on an annualized basis. In order to provide the funds necessary for us to meet such obligations and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. These potential obligations, combined with our other cash needs, may require more cash than is available from operations, and therefore we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.

        Cash and cash equivalents aggregated $127.9 million at June 30, 2002, an increase of $54.5 million from December 31, 2001. Excluding balances held by our Affiliates, we had approximately $87.0 million in cash and cash equivalents at June 30, 2002. Giving effect to our investment in Third Avenue Management, as of August 9, 2002 (excluding balances held by Affiliates), we had approximately $77 million in cash and cash equivalents.

  Operating Cash Flows

        The increase in net cash flow from operating activities from the six months ended June 30, 2001 to the six months ended June 30, 2002 resulted principally from changes in accounts payable during the six months ended June 30, 2001 and June 30, 2002.

  Investing Cash Flows

        Changes in net cash flow from investing activities primarily result from our investments in new and existing Affiliates. Net cash flow used to make investments was $15.8 million and $13.3 million for the six months ended June 30, 2002 and June 30, 2001, respectively, reflecting our additional investments in existing Affiliates.

  Financing Cash Flows

        The decrease in net cash flow from financing activities from the six months ended June 30, 2001 to the six months ended June 30, 2002 was attributable to our issuance of zero coupon senior convertible notes in May 2001, partially offset by our issuance of mandatory convertible debt securities in January 2002, further described below. The principal source of cash from financing activities during the six months ended June 30, 2001 and 2002 was our issuance of convertible debt securities and borrowings under the Facility. Our principal use of cash from financing activities during these periods was for the repayment of debt and for general corporate purposes.

        In December 2001, we completed a public offering of mandatory convertible debt securities ("FELINE PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, and increased the amount outstanding to $230 million. Each FELINE PRIDE initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (each, a "Senior Note"), on which we pay a 6% coupon quarterly, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of our Common Stock on November 17, 2004 with the number of shares to be determined based upon the average trading price of our Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000.

        Each of the Senior Notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, the Senior Notes will be remarketed to new investors. If successful, the remarketing will generate $230 million of proceeds to be used by the original holders of the FELINE PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230 million in payment on the forward purchase contracts, we will issue shares of our Common Stock. The number of shares of Common Stock to be issued will be determined by the price of our Common Stock at that time. The Senior Notes will remain outstanding until November 2006, and (assuming a successful remarketing) will be held by the new investors.

        During the quarter ended June 30, 2002, we repurchased 133,100 shares of Common Stock. Pursuant to a share repurchase program authorized by our Board of Directors in April 2000, we are authorized to repurchase up to 5% of our issued and outstanding shares of Common Stock in open market transactions, with the timing of purchases and the amount of stock purchased determined at the discretion of our executive officers. In July 2002, our Board of Directors approved an increase in the share program, authorizing the purchase of up to an additional 5% of shares outstanding, with the timing of purchases and the amount of stock purchased at the discretion of our executive officers. From July 1, 2002 through August 9, 2002, we repurchased 299,300 shares of our Common Stock under the April 2000 repurchase program. At August 9, 2002, a total of 1,185,633 shares of Common Stock remained authorized for repurchase under the program.

Market Risk

        We use interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposure. During February 2001, we became a party, with two major commercial banks as counterparties, to $50 million notional amount of interest rate swap contracts that are linked to the three-month LIBOR rate. Under these swap contracts, we agreed to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount. In February 2002, we closed $25 million notional amount of these contracts and entered into a new $25 million notional amount contract, which was subsequently closed in June 2002.

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

        We have performed a sensitivity analysis on our hedged contract assuming a hypothetical 10% adverse movement in LIBOR rates, sustained for three months. This analysis reflects the impact of such movement on the combination of our senior debt under the Facility and our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates, and then factoring in the offsetting interest rate savings on the underlying senior debt. As of August 9, 2002, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $120,000.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of Affiliated Managers Group, Inc. was held in Boston, Massachusetts on June 4, 2002. At that meeting, the stockholders considered and acted upon the following proposals:

1.
THE ELECTION OF DIRECTORS. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld
William J. Nutt	18,195,493	237,740
Sean M. Healey	18,270,549	162,684
Richard E. Floor	17,715,076	718,157
Stephen J. Lockwood	18,195,523	237,710
Harold J. Meyerman	18,270,793	162,440
Rita M. Rodriguez	18,195,508	237,725
William F. Weld	18,195,009	238,224
2.
THE APPROVAL OF AN AMENDMENT AND RESTATEMENT OF THE COMPANY'S 1997 STOCK OPTION AND INCENTIVE PLAN. The stockholders voted to approve the amendment and restatement of the Company's 1997 Stock Option and Incentive Plan (the "Plan") as follows: to increase the number of shares of Common Stock reserved for issuance under the Plan from 4,550,000 to 5,250,000, to discontinue the ability to issue shares of Common Stock under the Plan, other than pursuant to stock options, and to restrict the ability of the Company to cancel and re-grant stock options under the Plan at a lower exercise price. 13,744,463 shares voted for the proposal, 4,578,787 shares voted against the proposal, and 109,983 shares abstained from voting on the proposal.

3.
THE APPROVAL OF AN AMENDMENT OF THE COMPANY'S LONG-TERM EXECUTIVE INCENTIVE PLAN. The stockholders voted to approve an amendment to the Company's Long-Term Executive Incentive Plan as follows: to change the definition of "Cash Net Income" to mean the Company's earnings after interest expense and income taxes, but before depreciation, amortization and deferred taxes and extraordinary items in accordance with generally accepted accounting principles for such fiscal year. 14,200,118 shares voted for the proposal, 2,462,472 shares voted against the proposal, and 113,350 shares abstained from voting on the proposal.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  10.11
  Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan.

  10.27
  Amendment to Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan.

  (b)
  Reports on Form 8-K:

          None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
/s/ DARRELL W. CRATE (Darrell W. Crate)
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)
August 13, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES