Form 10-Q
period 2002-09-30
AFFILIATED MANAGERS GROUP INC
filed 2002-11-15
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 21,754,520 shares of the Registrant's Common Stock outstanding as of November 11, 2002.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$73,427	$77,892
Investment advisory fees receivable	57,148	47,372
Other current assets	9,464	11,080

Total current assets	140,039	136,344
Fixed assets, net	17,802	19,647
Equity investment in Affiliate	1,732	—
Acquired client relationships, net	319,645	377,174
Goodwill, net	655,311	736,081
Other assets	25,792	23,575

Total assets	$1,160,321	$1,292,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$67,136	$81,593
Senior bank debt	25,000	—
Zero coupon convertible debt	227,894	—

Total current liabilities	320,030	81,593
Senior bank debt	—	75,000
Zero coupon convertible debt	—	228,751
Mandatory convertible debt	200,000	230,000
Deferred taxes	38,081	55,353
Other long-term liabilities	23,795	35,021

Total liabilities	581,906	705,718
Minority interest	35,075	26,490
Stockholders' equity:
Common stock	235	235
Additional paid-in capital	405,087	405,769
Accumulated other comprehensive income	(846)	(371)
Retained earnings	190,502	233,182

	594,978	638,815
Less treasury shares, at cost	(51,638)	(78,202)

Total stockholders' equity	543,340	560,613

Total liabilities and stockholders' equity	$1,160,321	$1,292,821

The accompanying notes are an integral part of the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue	$96,584	$115,258	$297,722	$364,224
Operating expenses:
Compensation and related expenses	31,463	41,525	98,369	125,013
Amortization of intangible assets	7,006	3,825	20,848	10,521
Depreciation and other amortization	1,376	1,525	4,162	4,327
Selling, general and administrative	18,487	18,893	55,601	62,561
Other operating expenses	2,578	4,265	7,866	11,279

	60,910	70,033	186,846	213,701

Operating income	35,674	45,225	110,876	150,523
Non-operating (income) and expenses:
Investment and other income	(1,952)	(1,206)	(3,946)	(2,598)
Interest expense	2,970	5,974	9,482	19,554

	1,018	4,768	5,536	16,956

Income before minority interest and income taxes	34,656	40,457	105,340	133,567
Minority interest	(14,071)	(19,091)	(43,027)	(62,433)

Income before income taxes	20,585	21,366	62,313	71,134
Income taxes—current	6,525	2,550	20,473	11,421
Income taxes—deferred	1,708	5,997	4,451	17,033

Net income	$12,352	$12,819	$37,389	$42,680

Average shares outstanding—basic	22,180,058	21,907,342	22,117,858	22,108,441
Average shares outstanding—diluted	22,841,832	22,301,801	22,683,862	22,714,620
Earnings per share—basic	$0.56	$0.59	$1.69	$1.93
Earnings per share—diluted	$0.54	$0.57	$1.65	$1.88

The accompanying notes are an integral part of the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2001	2002
Cash flow from operating activities:
Net income	$37,389	$42,680
Adjustments to reconcile net income to net cash flow from operating activities:
Amortization of intangible assets	20,848	10,521
Depreciation and other amortization	4,162	7,285
Deferred income tax provision	4,451	17,033
FAS 133 transition and other adjustments	(2,203)	(708)
Reclassification of FAS 133 adjustment to net income	1,591	184
Accretion of interest	461	857
Changes in assets and liabilities:
Decrease in investment advisory fees receivable	22,083	10,327
(Increase) decrease in other current assets	5,367	(2,284)
(Increase) decrease in non-current other receivables	1,032	(912)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(23,117)	15,503
Decrease in minority interest	(5,937)	(8,585)

Cash flow from operating activities	66,127	91,901

Cash flow used in investing activities:
Purchase of fixed assets	(185)	(5,050)
Costs of investments, net of cash acquired	(15,982)	(134,822)
Increase in other assets	(324)	(213)
Repayment of loans	—	1,566

Cash flow used in investing activities	(16,491)	(138,519)

Cash flow from financing activities:
Borrowings of senior bank debt	49,300	290,000
Repayments of senior bank debt	(150,300)	(240,000)
Issuances of equity securities	11,964	3,453
Issuances of debt securities	227,142	30,000
Repurchase of stock	(7,777)	(28,291)
Debt issuance costs	(6,581)	(4,158)

Cash flow from financing activities	123,748	51,004

Effect of foreign exchange rate changes on cash flow	68	79
Net increase in cash and cash equivalents	173,452	4,465
Cash and cash equivalents at beginning of period	31,612	73,427

Cash and cash equivalents at end of period	$205,064	$77,892

Supplemental disclosure of non-cash activities:
Common stock issued for Affiliate equity purchases	$2,276	$2,113
Common stock received in repayment of loans	$—	$2,263
Notes issued for Affiliate equity purchases	$9,525	$12,593
Notes received for Affiliate equity sales	$—	$1,800

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

2.    Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 141 ("FAS 141"), "Business Combinations," and Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002. In accordance with FAS 141, goodwill and certain other intangible assets that were acquired in a purchase business combination after June 30, 2001 were not amortized from their respective dates of acquisition. All other goodwill and certain intangible assets were no longer amortized beginning January 1, 2002. Pursuant to FAS 142, the Company has reviewed the goodwill acquired in prior business combinations for impairment, and determined that there was no impairment.

        The following table reflects our operating results adjusted as though the Company had not amortized goodwill and other indefinitely lived intangible assets in 2001.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net income	$12,352	$12,819	$37,389	$42,680
Add back: intangible asset amortization	4,761	—	14,339	—
Tax effect at effective tax rate	(1,904)	—	(5,736)	—

Adjusted net income	$15,209	$12,819	$45,992	$42,680

Basic earnings per share—as reported	$0.56	$0.59	$1.69	$1.93
Basic earnings per share—as adjusted	$0.69	$0.59	$2.08	$1.93
Diluted earnings per share—as reported	$0.54	$0.57	$1.65	$1.88
Diluted earnings per share—as adjusted	$0.67	$0.57	$2.03	$1.88

        As further described in Note 4, the Company completed its investment in Third Avenue Management LLC ("Third Avenue") and made payments to acquire interests in existing affiliates of the Company (the "Affiliates") during the nine months ended September 30, 2002. The increase in the carrying amount of goodwill associated with such transactions, as well as the carrying amounts of goodwill, are reflected in the following table for each of our operating segments, which are discussed in greater detail in Note 10:

	High Net Worth	Mutual Fund	Institutional	Total
Balance, as of December 31, 2001	$169,429	$214,741	$271,141	$655,311
Goodwill acquired	11,080	52,721	16,969	80,770

Balance, as of September 30, 2002	$180,509	$267,462	$288,110	$736,081

        The following table reflects the components of intangible assets as of September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$231,034	$45,714
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	202,694	10,840
Goodwill	804,194	68,113

        The cost of amortizable acquired client relationships is amortized using the straight-line method over a weighted average life of approximately 15 years. The Company estimates that amortization expense will be $14,400 for 2002, and $15,600 per year from 2003 through 2006.

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

        The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item, both of which are based on LIBOR rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in the third quarter of 2002.

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

        At September 30, 2002, the net amount of the Company's interest rate swap liability attributable to $25,000 notional amount of interest rate swap contracts outstanding was $199, which was recorded on the consolidated balance sheet in accounts payable and accrued liabilities. AMG estimates the fair values of derivatives based on quoted market prices. At September 30, 2002, the Company had recorded approximately $156 of net unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. AMG expects that 100% of these losses will be reclassified to earnings within one year.

4.    Acquisitions

        On August 8, 2002, the Company acquired 60% of New York-based Third Avenue. The results of Third Avenue's operations have been included in the consolidated financial statements since that date. Third Avenue serves as the adviser to the Third Avenue family of no-load mutual funds and the sub-adviser to non-proprietary mutual funds and annuities, and also manages separate accounts for high net worth individuals and institutions. The transaction was financed through the Company's working capital and borrowings under the Company's revolving credit facility, as described in greater detail in Note 8.

        During the nine months ended September 30, 2002, the Company also made payments to acquire interests in existing Affiliates, which were financed through working capital and the issuance of notes and shares of the Company's Common Stock.

5.    Comprehensive Income

        The Company's comprehensive income includes net income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also reflect the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Net income	$12,352	$12,819	$37,389	$42,680
Change in unrealized foreign currency gains	67	35	68	79
Change in net unrealized loss on derivative instruments	(555)	121	(844)	286
Cumulative effect of change in accounting principle— FAS 133 transition adjustment	—	—	(1,321)	—
Reclassification of FAS 133 transition adjustment to net income	73	37	954	110

Comprehensive income	$11,937	$13,012	$36,246	$43,155

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31, 2001	September 30, 2002
Foreign currency translation adjustment	$(294)	$(215)
Unrealized loss on derivative instruments	(552)	(156)

Accumulated other comprehensive income	$(846)	$(371)

6.    Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Federal:
Current	$5,709	$2,231	$17,913	$10,620
Deferred	1,495	5,247	3,895	14,904
State:
Current	816	319	2,560	801
Deferred	213	750	556	2,129

Provision for income taxes	$8,233	$8,547	$24,924	$28,454

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2001	September 30, 2002
Deferred assets (liabilities):
State net operating loss carryforwards	$2,345	$3,583
Intangible amortization	(43,067)	(60,815)
Deferred compensation	1,716	1,542
Accruals	2,721	3,475

	(36,285)	(52,215)

Valuation allowance	(1,796)	(3,138)

Net deferred income taxes	$(38,081)	$(55,353)

        The Company's state net operating loss carryforwards expire from 2007 to 2016. The realization of these carryforwards is dependent on generating sufficient taxable income prior to their expiration. The valuation allowances at December 31, 2001 and September 30, 2002 relate to the uncertainty of the realization of these loss carryforwards.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Numerator:
Net income	$12,352,000	$12,819,000	$37,389,000	$42,680,000
Denominator:
Average shares outstanding—basic	22,180,058	21,907,342	22,117,858	22,108,441
Incremental shares for stock options	661,774	394,459	566,004	606,179

Average shares outstanding—diluted	22,841,832	22,301,801	22,683,862	22,714,620

Earnings per share:
Basic	$0.56	$0.59	$1.69	$1.93
Diluted	$0.54	$0.57	$1.65	$1.88

        In April 2000, a share repurchase program was authorized permitting AMG to repurchase up to 5% of its issued and outstanding shares of Common Stock. In July 2002, the Board of Directors approved an increase to the existing share repurchase program authorizing AMG's repurchase of an additional 5% of its issued and outstanding shares of Common Stock. Under the share repurchase program, the timing of purchases and the amount of stock purchased are determined at the discretion of AMG's management.

8.    Long-term Debt

        At September 30, 2002, long-term senior debt was $533,751, consisting of $228,751 of zero coupon senior convertible notes, $230,000 of mandatory convertible debt securities and $75,000 outstanding under the Company's revolving credit facility. Long-term senior debt consisted of $200,000 of mandatory convertible debt securities at December 31, 2001.

        In August 2002, the Company replaced its former revolving credit facility with a new revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage, and requires the Company to pay a quarterly commitment fee on any unused portion. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, dividends and fundamental corporate changes. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by AMG.

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

9.    Related Party Transactions

        During the quarter ended September 30, 2002, the Company terminated its employee loan program, and all loans under that program have been repaid. Loan repayments in the amount of $3,829 were made during the quarter.

10.  Segment Information

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

        Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs. Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with mutual funds. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. In the case of Affiliates with transaction-based brokerage fee businesses, revenue reported in each distribution channel includes fees earned for transactions on behalf of clients in that channel. Expenses incurred by the Affiliates that are reported in segment operating results are generally based upon the revenue sharing agreements with the Affiliates. As described in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in firms with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." In reporting segment operating expenses, Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. Generally, as revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond our Owners' Allocation as an operating expense. All other operating expenses (except intangible amortization) and interest expense have been allocated to segments based on the proportion of aggregate EBITDA Contribution (as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations") reported by Affiliates in each segment.

Statements of Income

	For the Three Months Ended September 30, 2001
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$30,824	$27,859	$37,901	$96,584
Operating expenses:
Depreciation and amortization	2,775	843	4,764	8,382
Other operating expenses	16,668	15,319	20,541	52,528

	19,443	16,162	25,305	60,910

Operating income	11,381	11,697	12,596	35,674
Non-operating (income) and expenses:
Investment and other income	(294)	(836)	(822)	(1,952)
Interest expense	1,037	887	1,046	2,970

	743	51	224	1,018

Income before minority interest and income taxes	10,638	11,646	12,372	34,656
Minority interest	(4,136)	(3,507)	(6,428)	(14,071)

Income before income taxes	6,502	8,139	5,944	20,585
Income taxes	2,601	3,256	2,376	8,233

Net income	$3,901	$4,883	$3,568	$12,352

	For the Three Months Ended September 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$35,500	$40,317	$39,441	$115,258
Operating expenses:
Depreciation and amortization	1,616	324	3,410	5,350
Other operating expenses	20,027	22,078	22,578	64,683

	21,643	22,402	25,988	70,033

Operating income	13,857	17,915	13,453	45,225
Non-operating (income) and expenses:
Investment and other income	(353)	(359)	(494)	(1,206)
Interest expense	1,983	2,077	1,914	5,974

	1,630	1,718	1,420	4,768

Income before minority interest and income taxes	12,227	16,197	12,033	40,457
Minority interest	(5,374)	(6,863)	(6,854)	(19,091)

Income before income taxes	6,853	9,334	5,179	21,366
Income taxes	2,741	3,734	2,072	8,547

Net income	$4,112	$5,600	$3,107	$12,819

	For the Nine Months Ended September 30, 2001
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$92,164	$80,871	$124,687	$297,722
Operating expenses:
Depreciation and amortization	7,627	3,730	13,653	25,010
Other operating expenses	49,261	45,197	67,378	161,836

	56,888	48,927	81,031	186,846

Operating income	35,276	31,944	43,656	110,876
Non-operating (income) and expenses:
Investment and other income	(384)	(1,311)	(2,251)	(3,946)
Interest expense	3,331	2,520	3,631	9,482

	2,947	1,209	1,380	5,536

Income before minority interest and income taxes	32,329	30,735	42,276	105,340
Minority interest	(11,835)	(9,842)	(21,350)	(43,027)

Income before income taxes	20,494	20,893	20,926	62,313
Income taxes	8,198	8,358	8,368	24,924

Net income	$12,296	$12,535	$12,558	$37,389

	For the Nine Months Ended September 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$106,904	$120,230	$137,090	$364,224
Operating expenses:
Depreciation and amortization	4,132	886	9,830	14,848
Other operating expenses	58,722	63,917	76,214	198,853

	62,854	64,803	86,044	213,701

Operating income	44,050	55,427	51,046	150,523
Non-operating (income) and expenses:
Investment and other income	(758)	(777)	(1,063)	(2,598)
Interest expense	6,244	6,493	6,817	19,554

	5,486	5,716	5,754	16,956

Income before minority interest and income taxes	38,564	49,711	45,292	133,567
Minority interest	(16,450)	(20,891)	(25,092)	(62,433)

Income before income taxes	22,114	28,820	20,200	71,134
Income taxes	8,845	11,528	8,081	28,454

Net income	$13,269	$17,292	$12,119	$42,680

Balance Sheet Information

	Total assets
At December 31, 2002	$294,053	$381,882	$484,386	$1,160,321

At September 31, 2002	$305,917	$495,327	$491,577	$1,292,821

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

  •
  our performance is directly affected by changing conditions in the financial markets generally and in the equity markets particularly, and a decline or a lack of sustained growth in these markets may result in decreased advisory fees or performance fees and a corresponding decline (or lack of growth) in the cash flow distributable to us from our Affiliates and our operating results;
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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of September 30, 2002, our affiliated investment management firms managed approximately $68.5 billion in assets across a broad range of investment styles and in three principal distribution channels (High Net Worth, Mutual Fund and Institutional). We pursue a growth strategy designed to generate shareholder value through the internal growth of existing Affiliates, investments in additional, mid-sized investment management firms, and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        In our investments in Affiliates, we typically hold a majority equity interest in each firm, with the remaining equity interests retained by the management of the Affiliate. Our Affiliates are generally organized as separate and largely autonomous limited liability companies or limited partnerships. Each Affiliate operating agreement is tailored to meet the particular characteristics of the Affiliate. Most of our Affiliates' organizational documents include revenue sharing arrangements. Each such revenue sharing arrangement allocates a percentage of the revenue of the Affiliate (or in certain cases different percentages relating to the various sources of revenue of a particular Affiliate) for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." We determine the percentage of revenue designated as Operating Allocation for each Affiliate in consultation with senior management of the Affiliate at the time of our investment based on the Affiliate's historical and projected operating margins. The organizational document of each such Affiliate allocates the remaining portion of the Affiliate's revenue to the owners of that Affiliate (including us). We call this the "Owners' Allocation." Each Affiliate distributes its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. While the organizational document of each Affiliate is agreed upon at the time of our investment, from time to time we agree to amendments to accommodate our business needs or those of our Affiliates.

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

        In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. As a result, we participate fully in any increase or decrease in the revenue and expenses of such firms.

        Net income on our income statement reflects the consolidation of substantially all of the revenue of our Affiliates, reduced by:

  •
  the operating expenses of our Affiliates (which, in firms with revenue sharing arrangements, are generally limited to their Operating Allocations);
  •
  our operating expenses (i.e., our holding company expenses, including interest, amortization and income taxes); and
  •
  the profits owned by our Affiliates' managers (referred to on our income statement as "minority interest").

        As discussed above, for Affiliates with revenue sharing arrangements, the operating expenses of the Affiliate as well as its managers' minority interest generally increase (or decrease) as the Affiliate's revenue increases (or decreases) because of the direct relationship established in many of our agreements between the Affiliate's revenue and its Operating Allocation and Owners' Allocation. While our profit distributions generally take priority over the distributions to other owners, if there are any expenses in excess of the Operating Allocation of an Affiliate, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers, until that portion is eliminated, and then reduce the portion allocated to us. Any such reductions in our portion of the Owners' Allocation are generally required to be paid back to us out of future Owners' Allocation. In any period in which an Affiliate's expenses exceed its Operating Allocation, the operating expenses for that Affiliate for that period will exceed the portion of such Affiliate's revenues generally established by the revenue sharing arrangement.

        Our level of profitability will depend on a variety of factors, including:

  •
  those affecting the financial markets generally and the equity markets particularly, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates;

  •
  the level of Affiliate revenue, which is dependent on the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients and obtaining favorable investment results;
  •
  the receipt of Owners' Allocation at Affiliates with revenue sharing arrangements, which depends on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins;
  •
  the increases or decreases in the revenue and expenses of Affiliates which operate on a profit-based model;
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

        We derive most of our revenue from the provision of investment management services for fees by our Affiliates. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain of the Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the beginning of a billing period ("in advance"). Other Affiliates bill advisory fees for all or a portion of their clients based upon assets under management valued at the end of the billing period ("in arrears"), while mutual fund clients are billed based upon daily assets. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, fees paid on the basis of investment performance ("performance fees") at certain Affiliates may affect the profitability of those Affiliates and us. Performance fees are inherently dependent on investment results, and therefore may vary substantially from period to period. In addition to the revenue derived from providing investment management services, we derive a small portion of our revenue from transaction-based brokerage fees at certain Affiliates. In the case of the transaction-based brokerage business at Third Avenue Management LLC ("Third Avenue"), our percentage participation in Third Avenue's brokerage fee revenue is substantially less than our percentage participation in the investment management fee revenue realized by Third Avenue and our other Affiliates.

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

        The following tables present our Affiliates' reported assets under management by operating segment and activity.

Assets under Management—by Operating Segment	December 31, 2001	September 30, 2002
(Dollars in billions)
High Net Worth	$24.6	$20.1
Mutual Fund	14.4	15.8
Institutional	42.0	32.6

	$81.0	$68.5

Directly managed assets—Percent of total	88%	89%
Overlay assets—Percent of total	12%	11%

	100%	100%

Assets under Management—Statement of Changes	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2002
(Dollars in billions)
Beginning of period	$74.1	$81.0
Investment in Third Avenue Management LLC.	4.6	4.6
Sale of Paradigm Asset Management Company, L.L.C.	—	(1.0)
Net client cash flows—directly managed assets	0.5	0.6
Net client cash flows—overlay assets	(0.7)	(1.1)
Investment performance	(10.0)	(15.6)

End of period	$68.5	$68.5

        The decrease in our assets under management in the quarter ended September 30, 2002 resulted primarily from a broad decline in the equity markets. While these declines have modestly reversed in the first part of the fourth quarter of 2002, the declines of the third quarter are anticipated to decrease our average assets under management for the current quarterly period.

        The following table presents selected financial data by operating segment:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(Dollars in millions, except as noted)	2001	2002		2001	2002
Average assets under management (in billions)(1)
High Net Worth	$20.4	$21.2	4%	$20.7	$23.0	11%
Mutual Fund	9.8	15.3	56%	9.6	15.0	56%
Institutional	39.6	35.0	(12)%	41.5	38.4	(7)%

Total	$69.8	$71.5	2%	$71.8	$76.4	6%

Revenue(2)
High Net Worth	$30.8	$35.5	15%	$92.1	$106.9	16%
Mutual Fund	27.9	40.3	44%	80.9	120.2	49%
Institutional	37.9	39.5	4%	124.7	137.1	10%

Total	$96.6	$115.3	19%	$297.7	$364.2	22%

Net income(2)
High Net Worth	$3.9	$4.1	5%	$12.3	$13.3	8%
Mutual Fund	4.9	5.6	14%	12.5	17.3	38%
Institutional	3.6	3.1	(14)%	12.6	12.1	(4)%

Total	$12.4	$12.8	3%	$37.4	$42.7	14%

EBITDA(2)
High Net Worth	$10.3	$10.5	2%	$31.5	$32.5	3%
Mutual Fund	9.9	11.7	18%	27.1	36.2	34%
Institutional	11.7	10.5	(10)%	38.2	36.8	(4)%

Total	$31.9	$32.7	3%	$96.8	$105.5	9%

(1)
Average assets under management for the High Net Worth and Institutional distribution channels represents an average of the assets under management at the beginning and the end of each quarter. Average assets under management for the Mutual Fund distribution channel represents an average of daily net assets for the quarter. Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the investment.
(2)
Note 10 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

  Revenue

        Our revenue is generally determined by the following factors:

  •
  our assets under management (including increases or decreases relating to new investments, net client cash flows or changes in the value of assets that are attributable to fluctuations in the equity markets);
  •
  the portion of our directly managed and overlay assets, which realize different fee rates;
  •
  the portion of our assets across the three operating segments and our Affiliates, which realize different fee rates;
  •
  the recognition of any performance fees; and
  •
  the level of transaction-based brokerage fees.

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

        Total revenue increased 19% and 22%, respectively, in the quarter and nine months ended September 30, 2002 from the quarter and nine months ended September 30, 2001. The increase in revenue in the quarter and nine months ended September 30, 2002 resulted from an increase in average assets under management attributable to our investments in three new Affiliates (Friess Associates, LLC ("Friess") in October 2001, Welch & Forbes LLC ("Welch & Forbes") in November 2001 and Third Avenue in August 2002) and to positive net client cash flows from directly managed assets during 2001 and 2002. The increase in average assets under management was partially offset by a decline in assets under management resulting principally from a broad decline in the equity markets during these periods, and by net client cash outflows from overlay assets during 2001 and 2002.

        The increase in revenue for both periods was proportionately greater than the increase in average assets under management because of our new investments, which increased the weighted average fee rate realized on our average assets under management. The proportionately greater increase in revenue in the nine months ended September 30, 2002 was also attributable to an increase in performance fees.

        The following discusses the changes in our revenue by operating segments.

  High Net Worth Distribution Channel

        The increase in revenue of 15% and 16%, respectively, in the High Net Worth distribution channel in the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001 resulted principally from an increase in average assets under management and a shift in assets under management to client relationships that realize higher fees. The increase in average assets under management for the quarter and nine months ended September 30, 2002 was primarily attributable to our investment in Welch & Forbes in November 2001 and positive net client cash flows from directly managed assets during 2001. The increase in average assets under management was partially offset by a decline in assets under management resulting principally from a broad decline in the equity markets, and by net client cash outflows from directly managed assets in the first nine months of 2002. The increase in revenue was proportionately greater than the growth of average assets under management because of the shift in assets under management in this distribution channel to client relationships that realize higher fees.

  Mutual Fund Distribution Channel

        The increase in revenue of 44% and 49%, respectively, in the Mutual Fund distribution channel in the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001 resulted principally from an increase in average assets under management. The increase in average assets under management from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002 was primarily attributable to our investments in Friess and Third Avenue and positive net client cash flows from directly managed assets during 2001 and 2002. The increase in average assets under management was partially offset by a decline in assets under management resulting principally from a broad decline in the equity markets. The increase in revenue was proportionately less than the growth of average assets under management because of the shift in assets under management in this distribution channel to mutual funds that realize lower fees.

  Institutional Distribution Channel

        The increase in revenue of 4% in the Institutional distribution channel in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 resulted principally from our investment in Friess in 2001 and from the increase in brokerage fees associated with our investment in Third Avenue. This increase in revenue was partially offset by a decline in assets under management resulting principally from a broad decline in the equity markets. The increase in revenue was proportionately greater than the change in assets under management because of our investment in Friess, which increased the weighted average fee rate realized on our average assets under management in this distribution channel, and an increase in brokerage fees that are transaction-based and therefore not billed on the basis of assets under management.

        The increase in revenue of 10% in the Institutional distribution channel in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulted principally from our investment in Friess in 2001 and from an increase in performance fees. This increase in revenue was partially offset by a decline in assets under management resulting principally from a broad decline in the equity markets. The increase in revenue was proportionately greater than the change in assets under management because of our investment in Friess, which increased the weighted average fee rate realized on our average assets under management in this distribution channel, and the increase in performance fees.

  Operating Expenses

        A substantial portion of our operating expenses is incurred by our Affiliates. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation generally determines its operating expenses, and therefore our consolidated operating expenses are generally impacted by increases or decreases in Affiliate revenue and corresponding increases or decreases in our Affiliates' Operating Allocations. Similarly, our consolidated compensation and related expenses generally increase or decrease in proportion to increases or decreases in revenue. In the quarter and nine months ended September 30, 2002, compensation and related expenses increased 32% and 27%, respectively, primarily as a result of our investments in Friess, Welch & Forbes and Third Avenue. For the quarter ended September 30, 2002, the 32% increase in such expenses was proportionately greater than the 19% increase in revenue over the same period, resulting principally from the compensation expenses associated with the brokerage fee business of Third Avenue that are generally greater than those associated with the investment management businesses of our Affiliates, investment spending for distribution initiatives and certain one-time expense accruals. These factors were partially offset by compensation expense reductions at certain Affiliates that were greater than the proportionate decreases in revenue at such Affiliates. For the same reasons, the 27% increase in compensation and related expenses in the nine months ended September 30, 2002 was proportionately greater than the 22% increase in revenue in that period.

        Selling, general and administrative expenses increased 2% and 13%, respectively, in the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001. The increase in selling, general and administrative expenses in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 was principally attributable to our investments in Friess, Welch & Forbes and Third Avenue, and was partially offset by a decrease in sub-advisory and distribution expenses at The Managers Funds LLC ("Managers") resulting from a decrease in its assets under management. The increase in selling, general and administrative expenses in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was principally attributable to our investments in Friess, Welch & Forbes and Third Avenue, as well as other Affiliates, and was offset, to a lesser extent, by a decrease in the sub-advisory and distribution expenses at Managers.

        The decrease in amortization of intangible assets of 46% and 50% in the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001 resulted from our adoption of FAS 142, under which goodwill and certain other intangible assets are no longer amortized. The decrease in amortization expense resulting from our adoption of FAS 142 was partially offset by increases in amortization as a result of our investments in Friess, Welch & Forbes and Third Avenue.

        Depreciation and other amortization expense increased 7% and 2%, respectively, for the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001. Other operating expenses increased 65% and 45%, respectively, in the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001. The increases in depreciation and other amortization expense and other operating expenses were principally attributable to our investments in Friess, Welch & Forbes and Third Avenue.

        As a result of factors similar to those affecting compensation and related expenses, total operating expenses (excluding intangible amortization) increased 23% and 22%, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002. For the three and nine month periods ended September 30, 2002, the proportionately greater increase in compensation and related expenses was partially offset by a proportionately smaller increase in selling, general and administrative expenses discussed above.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(Dollars in millions, except as noted)	2001	2002		2001	2002
Minority interest	$14.1	$19.1	35%	$43.0	$62.4	45%
Income tax expense	8.2	8.5	4%	24.9	28.5	14%
Interest expense	3.0	6.0	100%	9.5	19.6	106%
Investment and other income	2.0	1.2	(40)%	3.9	2.6	(33)%

        Minority interest increased 35% and 45%, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002, resulting from our new investments in Friess, Welch & Forbes and Third Avenue, which increased revenue and accordingly the amount of minority interest. In the quarter and nine months ended September 30, 2002, the increase in minority interest was proportionately greater than the increase in revenue because of our 51% investment interest in Friess, an investment interest that is at the lower end of our typical range of equity ownership in our Affiliates. In addition, during the nine months ended September 30, 2002, the increase in minority interest was proportionately greater than the increase in revenue because performance fees were earned by Affiliates that have relatively high revenue sharing arrangements.

        The increase in income taxes of 4% and 14%, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002 was attributable to the increase in income before taxes. Our effective tax rate remained the same for the periods.

        Interest expense increased 100% and 106%, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002, principally as a result of the $230 million mandatory convertible debt securities ("FELINE PRIDES") that we issued in December 2001 and January 2002, on which we pay a 6% fixed coupon. The increase from the quarter ended September 30, 2001 to the quarter ended September 30, 2002 was partially offset by a decrease in amortized debt issuance costs related to our private placement of zero coupon senior convertible notes in May 2001, which had been fully amortized by the end of the second quarter of 2002. The increase from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 was partially offset by the decrease in the weighted average debt outstanding on our revolving credit facility and decreased interest expense related to lower reported amortization of our FAS 133 transition adjustment. Amortization of our FAS 133 transition adjustment was higher in 2001 because of the repayment of our credit facility with the proceeds of our zero coupon senior convertible note offering.

  Net Income and Other Financial Data

        The following table summarizes historical levels of net income and other supplemental measures concerning cash-related earnings presented as an addition to, but not as a substitute for, Net Income. (For additional information concerning these supplemental measures of cash-related earnings, see "Overview" above.)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(Dollars in millions, except as noted)	2001	2002		2001	2002
Net Income	$12.4	$12.8	3%	$37.4	$42.7	14%
EBITDA Contribution	36.4	38.0	4%	110.3	122.9	11%
EBITDA	31.9	32.7	3%	96.8	105.5	9%
Cash Net Income	20.7	24.2	17%	62.4	74.6	20%

        Net Income and Cash Net Income figures that are presented for the quarter and nine month periods ended September 30, 2002 reflect changes in the accounting for intangible assets as a result of the implementation of FAS 142 in the first quarter of 2002, and therefore are not directly comparable to the operating results presented for the quarter and nine months ended September 30, 2001. Note 2 to our Consolidated Financial Statements presents our Net Income for the quarter and nine month periods ended September 30, 2001 as though we had adopted FAS 142 on January 1, 2001. If we had adopted FAS 142 on January 1, 2001 and our definition of Cash Net Income had been modified accordingly, Cash Net Income for the quarter and nine month periods ended September 30, 2001 would have been $22.4 million and $66.9 million, respectively.

        The increase in Net Income of 3% and 14%, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002 resulted principally from the change in EBITDA Contribution of our Affiliates and the decrease in amortization expense resulting from our adoption of FAS 142, partially offset by an increase in interest and holding company expenses. The increases in EBITDA Contribution for these periods generally resulted from the increase in factors that affected our revenue, as discussed above under "Revenue," partially offset by a shift in the mix of revenue to profit-based Affiliates and those Affiliates that have higher Operating Allocations.

        Cash Net Income increased 17% and 20%, respectively, from the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2002, primarily as a result of the previously described factors affecting net income and related changes in the accounting for intangible assets resulting from our adoption of FAS 142.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources.

(Dollars in millions)	December 31, 2001	September 30, 2002
Balance Sheet Data
Cash and cash equivalents	$73.4	$77.9
Senior bank debt	25.0	75.0
Zero coupon convertible debt	227.9	228.8
Mandatory convertible debt	200.0	230.0
	For the Nine Months Ended September 30,
	2001	2002
Cash Flow Data
Operating cash flows	$66.1	$91.9
Investing cash flows	(16.5)	(138.5)
Financing cash flows	123.7	51.0

        We have met our cash requirements primarily through borrowings under our credit facility, cash generated by operating activities and the issuance of equity and convertible debt securities. Our principal uses of cash have been to make investments in new Affiliates, repay indebtedness, pay income taxes, repurchase shares of our Common Stock, make additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity), support our and our Affiliates' operating activities and for working capital purposes. We expect that our principal uses of funds for the foreseeable future will be for additional investments, distributions to Affiliate managers, payment of interest and principal on outstanding debt, payment of income taxes, capital expenditures, additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity), repurchases of shares of our Common Stock and for working capital purposes.

        In August 2002, we replaced our former revolving credit facility with a new revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that we may borrow up to $250 million at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase commitments, we have the option to increase the Facility to $350 million. The Facility contains financial covenants with respect to net worth, leverage and interest coverage, and requires us to pay a quarterly commitment fee on any unused portion. The Facility also contains customary affirmative and negative covenants, including limitations of indebtedness, liens, dividends and fundamental corporate changes. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by us.

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

        Our obligations to purchase additional equity in our Affiliates extend over the next 15 years. At September 30, 2002, if all of these obligations became due in their entirety, the aggregate amount of these obligations and other obligations for contingent payments would have been approximately $650 million. Assuming the closing of the additional purchases, we would own the prospective Owners' Allocation of all additional equity so purchased, estimated based on financial results through September 30, 2002 to represent approximately $80 million on an annualized basis. In order to provide the funds necessary for us to meet such obligations and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. These potential obligations, combined with our other cash needs, may require more cash than is available from operations, and therefore we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.

        Cash and cash equivalents aggregated $77.9 million at September 30, 2002, an increase of $4.5 million from December 31, 2001. Excluding balances held by our Affiliates, we had approximately $36.2 million in cash and cash equivalents at September 30, 2002.

  Operating Cash Flows

        The increase in net cash flow from operating activities from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 resulted principally from the operating cash flow attributable to our new investments in Friess, Welch & Forbes and Third Avenue.

  Investing Cash Flows

        Changes in net cash flow from investing activities primarily result from our investments in new and existing Affiliates. We closed our investment in Third Avenue on August 8, 2002 using working capital and borrowings under the Facility. Net cash flow used to make investments was $134.8 million and $16.0 million for the nine months ended September 30, 2002 and September 30, 2001, respectively, reflecting our investment in Third Avenue Management and our payments to acquire interests in existing Affiliates.

        During the quarter ended September 30, 2002, we terminated our employee loan program, and all loans under that program have been repaid. Loan repayments in the amount of approximately $3.8 million were made during the quarter.

  Financing Cash Flows

        The decrease in net cash flow from financing activities from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 was attributable to our issuance of zero coupon senior convertible notes in May 2001, partially offset by our issuance of mandatory convertible debt securities in January 2002, further described below. The principal source of cash from financing activities during the nine months ended September 30, 2001 and September 30, 2002 was our issuance of convertible debt securities and borrowings under the Facility. Our principal uses of cash from financing activities during the nine months ended September 30, 2001 were for the repayment of debt and for general corporate purposes. In the nine months ended September 30, 2002, our principal uses of cash from financing activities were our investment in Third Avenue, the repurchase of shares of our Common Stock, the repayment of our debt and general corporate purposes.

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

        During the quarter ended September 30, 2002, we repurchased 401,900 shares of our Common Stock under our share repurchase program. In April 2000, the share repurchase program was authorized permitting us to repurchase up to 5% of our issued and outstanding shares of Common Stock. In July 2002, our Board of Directors approved an increase to the existing share repurchase program authorizing the purchase of an additional 5% of our issued and outstanding shares of Common Stock. Under the share repurchase program, the timing of purchases and the amount of stock purchased are determined at the discretion of our management. From October 1, 2002 through November 11, 2002, we repurchased 25,000 shares of our Common Stock under the share repurchase program. At November 11, 2002, a total of 1,058,033 shares of Common Stock remained authorized for repurchase under the program.

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

        We have performed a sensitivity analysis on our hedged contract assuming a hypothetical 10% adverse movement in LIBOR rates, sustained for three months. This analysis reflects the impact of such movement on the combination of our senior debt under the Facility and our interest rate derivative contracts, by multiplying the notional amount of the interest rate derivative contract by the effect of a 10% decrease in LIBOR rates, and then factoring in the offsetting interest rate savings on the underlying senior debt. As of November 11, 2002, this analysis indicated that this hypothetical movement in LIBOR rates would have resulted in a quarterly loss, net of taxes, of approximately $133,000.

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

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

  (b)
  Changes in Internal Controls

        None.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.28	Credit Agreement dated as of August 7, 2002 between Affiliated Managers Group, Inc., Bank of America, N.A., as Administrative Agent and Swingline Lender, The Bank of New York as Syndication Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, and the Financial Institutions named therein as Lenders (excluding exhibits and schedules, which we agree to furnish supplementally to the Securities and Exchange Commission upon request), including an amended schedule of lender commitments reflecting the increase of commitments to $250,000,000.
  (b)
  Reports on Form 8-K:

  We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

  Current Report on Form 8-K filed July 12, 2002, containing our press release announcing the Company's financial and operating results for the period ended March 31, 2002.

  Current Report on Form 8-K filed July 30, 2002, containing our press release announcing the Company's financial and operating results for the period ended June 30, 2002.

  Current Report on Form 8-K filed August 14, 2002, containing a certification by our Chief Executive Officer and Chief Financial Officer concerning our Quarterly Report on Form 10-Q filed August 14, 2002.

  Current Report on Form 8-K filed August 28, 2002, containing our press release announcing the completion of our acquisition of Third Avenue.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
/s/ DARRELL W. CRATE (Darrell W. Crate)
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)
November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, William J. Nutt, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Affiliated Managers Group, Inc.;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  c)
  Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. NUTT William J. Nutt Chairman and Chief Executive Officer

Date: November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Darrell W. Crate, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Affiliated Managers Group, Inc.;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  c)
  Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DARRELL W. CRATE Darrell W. Crate Executive Vice President, Chief Financial Officer and Treasurer

Date: November 14, 2002

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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002