Form 10-K
period 2002-12-31
AFFILIATED MANAGERS GROUP INC
filed 2003-03-31
CIK 1004434

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(617) 747-3300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value) Income PRIDES	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No☐

        At June 28, 2002, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant, based upon the closing price of $61.50 on that date on the New York Stock Exchange, was $1,339,890,168. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors and persons holding 10% or more of the Registrant's Common Stock are affiliates. There were 20,988,220 shares of the Registrant's Common Stock outstanding on March 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information called for by Part III of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the Registrant to be filed pursuant to Regulation 14A and sent to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 2003. Such Proxy Statement, except for the parts therein which have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2002, our affiliated investment management firms managed approximately $70.8 billion in assets across a broad range of investment styles and in three principal distribution channels: High Net Worth, Mutual Fund and Institutional. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        In our investments in Affiliates, we typically hold a majority equity interest in each firm, with the remaining equity interests retained by the management of the Affiliate. Our investment approach addresses the succession and ownership transition issues facing the founders and principal owners of many mid-sized investment management firms by allowing them to preserve their firm's entrepreneurial culture and independence and to continue to participate in their firm's success. In particular, our structures are designed to:

  •
  maintain and enhance Affiliate managers' equity incentives in their firms;

  •
  preserve each Affiliate's distinct culture and investment focus; and

  •
  provide Affiliates with the ability to realize the benefits of scale economies in distribution, operations and technology.

        Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale. We assist our Affiliates by offering strategic support, broadening distribution channels and by developing new products and operational enhancements.

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

Investment Management Operations

        Through our Affiliates, we provide more than 150 products across a broad range of asset classes and investment styles in three principal distribution channels: High Net Worth, Mutual Fund and Institutional. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to changing market environments.

        A summary of selected financial data attributable to our operations follows:

(in millions, except as noted)	2000	2001	2002
Assets under management (in billions)(1)
High Net Worth	$22.2	$24.6	$20.6
Mutual Fund	9.3	14.4	16.4
Institutional	46.0	42.0	33.8

Total	$77.5	$81.0	$70.8

Revenue(2)
High Net Worth	$138.9	$133.8	$139.8
Mutual Fund	97.4	113.6	164.6
Institutional	222.4	160.8	178.1

Total	$458.7	$408.2	$482.5

Net Income(2)
High Net Worth	$19.4	$18.6	$16.8
Mutual Fund	12.7	15.6	22.8
Institutional	24.6	15.8	16.3

Total	$56.7	$50.0	$55.9

EBITDA(3)
High Net Worth	$46.5	$45.1	$42.1
Mutual Fund	32.4	38.8	47.8
Institutional	63.5	48.2	48.9

Total	$142.4	$132.1	$138.8

(1)
Balances as of December 31.

(2)
Note 18 to the Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results.

(3)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments, meet working capital requirements and generate cash flow in each of our distribution channels. EBITDA is not a measure of liquidity under generally accepted accounting principles and should not be considered an alternative to cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

  High Net Worth Distribution Channel

        Affiliate clients in the High Net Worth distribution channel include high net worth and affluent individuals, family trusts and managed accounts at brokerage firms and other sponsors that are attributable to individuals. Through our Affiliates, we provide customized investment management services for high net worth individuals and families through direct relationships, as well as through more than 90 managed account programs.

        Our two largest Affiliates (based on 2002 EBITDA) in the High Net Worth distribution channel are:

  •
  Rorer Asset Management, LLC ("Rorer"), a Philadelphia-based investment adviser that employs a disciplined relative value investment process in managing equity portfolios; and

  •
  Tweedy, Browne Company LLC ("Tweedy, Browne"), a New York-based investment adviser that employs a value-oriented investment approach advocated by Benjamin Graham to invest in global and domestic securities.

        In addition, Welch & Forbes LLC, based in Boston, and Gofen and Glossberg, L.L.C., based in Chicago, are investment counseling firms that provide customized investment advisory and fiduciary services to a range of clients including personal trust, high net worth families and charitable foundations.

        In 2002 and in the beginning of 2003, we undertook several initiatives to assist our Affiliates with High Net Worth distribution. In January 2002, we launched our first multi-Affiliate product, known as Multiple Attribute Portfolios (or "MAPs"), that allows sponsors to offer investors a series of portfolios, each managed by multiple independent Affiliates that employ separate and distinct investment styles. Together, the portfolios create a spectrum of asset, style and risk allocations designed to meet the investment goals of a wide range of separate account investors and provide investors an opportunity to access a diverse group of independently managed products in a single account, at a reasonable asset level. The product is currently marketed through networks of registered representatives at various national financial services institutions.

        In January 2003, we announced the formation of the Portfolio Services Group ("PSG") division of The Burridge Group LLC ("Burridge"), a Chicago-based Affiliate. PSG was developed as a platform to distribute single and multi-manager separate account products sold through brokerage firms and banks. PSG is presently distributing investment management products for the two other divisions of Burridge (Burridge Growth Partners and Sound Capital Partners), as well as selected products managed by three other Affiliates within our High Net Worth distribution channel, Essex Investment Management Company, LLC ("Essex"), Frontier Capital Management Company, LLC ("Frontier") and The Renaissance Group LLC ("Renaissance"). In addition, PSG works with various national financial services institutions to distribute MAPs.

  Mutual Fund Distribution Channel

        Through our Affiliates, we provide advisory or sub-advisory services to 36 domestic and offshore mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

        Our two largest Affiliates (based on 2002 EBITDA) in the Mutual Fund distribution channel are:

  •
  Tweedy, Browne, which advises the Tweedy, Browne Global Value Fund and the Tweedy, Browne American Value Fund, which are two domestic mutual funds, as well as certain offshore funds; and

  •
  Friess Associates, LLC ("Friess"), a Delaware, Wyoming and Arizona-based adviser to three growth equity mutual funds—the Brandywine Fund, Brandywine Advisers Fund and Brandywine Blue Fund.

        In addition, Third Avenue Management LLC ("Third Avenue") and The Managers Funds LLC ("Managers"), each described in further detail below, focus on providing investment management services in the Mutual Fund distribution channel.

        In August 2002, we completed our most recent investment in the Mutual Fund distribution channel by acquiring a 60% interest in Third Avenue. The remaining 40% of the business is held by a broad group of Third Avenue's management team. Third Avenue is a New York-based investment manager that serves as the adviser to the Third Avenue family of no-load value mutual funds, including the flagship Third Avenue Value Fund, and as the sub-adviser to non-proprietary mutual funds and annuities. Third Avenue employs a deep value approach to investing in equities and real estate and corporate debt securities.

        Managers is a Norwalk, Connecticut-based adviser to two families of no-load mutual funds, The Managers Funds and Managers AMG Funds. We acquired Managers in 1999 to expand our business in the Mutual Fund distribution channel, and to support the growth and operations of our Affiliates by providing them a cost-effective way to access the Mutual Fund distribution channel. With Managers and our Affiliates, we formed Managers AMG Funds, a no-load mutual fund family sub-advised by several of our Affiliates and distributed to retail and institutional clients directly by Managers and through intermediaries. The Managers AMG fund family continued to grow in 2002 with the addition of funds managed by Systematic Financial Management, L.P. and Burridge.

  Institutional Distribution Channel

        Through our Affiliates, we offer investment products across more than 20 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity. Through this distribution channel, we manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities and Taft-Hartley plans.

        Our two largest Affiliates (based on 2002 EBITDA) in the Institutional distribution channel are:

  •
  Essex, a Boston-based investment adviser that specializes in growth equity portfolios and employs fundamental research combined with active portfolio management; and

  •
  Tweedy, Browne.

        In 2002, we continued working closely with our Affiliates in executing and enhancing their institutional marketing and client service initiatives. Our efforts are designed to ensure that their products and services successfully address the competitive demands of the marketplace. Specifically, we provide our Affiliates with resources to improve sales and marketing materials, network with the pension consultant and plan sponsor communities, and establish new distribution alternatives. These resources provide our Affiliates the opportunity to tailor appropriate calling programs in each segment of the Institutional distribution channel.

Our Structure and Relationship with Affiliates

        While we operate our business through our Affiliates in our three principal distribution channels, we strive to maintain each Affiliate's entrepreneurial culture and independence through our investment structure. Our principal investment structure involves the ownership of a majority interest in our Affiliates, with each Affiliate organized as a separate firm. Each Affiliate operating agreement is tailored to meet that Affiliate's particular characteristics and provides us the authority to cause or prevent certain actions to protect our interests.

        We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue (or in certain cases different percentages relating to the various sources or amounts of revenue of a particular Affiliate) is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The remaining portion of the Affiliate's revenue is allocated to the owners of that Affiliate (including us), and called the "Owners' Allocation." Each Affiliate distributes its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate although, as discussed below, in certain circumstances we may permit an Affiliate's management to use its portion of the Owners' Allocation to meet the Affiliate's operating expenses.

        We only agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including a potential increase in expenses or decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which help to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or forgoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

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

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model similar to a wholly-owned subsidiary. In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In those cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. Currently, our profit-based Affiliates account for less than 10% of our EBITDA.

  Our Purchase of Additional Interests in Our Existing Affiliates

        In our investment structures, the management team at each Affiliate retains an equity interest in that Affiliate. We consider this a key way that we provide our Affiliates' managers with incentives to grow their firms as well as align their interests with ours. In order to further increase these incentives, we include in the organizational documents of each Affiliate "put" rights for its managers. The put rights require us, from time to time and at the request of an Affiliate's manager, to buy portions of his or her interests in the Affiliate. In this way, an Affiliate's managers can realize a portion of the equity value that they have created in their firm. In addition, organizational documents of some of our Affiliates provide us with "call" rights that permit us to require an Affiliate's managers to sell us portions of their interests in the Affiliate. Finally, the organizational documents of each Affiliate include provisions obligating each manager to sell his or her remaining interests to us at a point in the future, generally after the termination of his or her employment. The purchase price for these transactions is generally based on a multiple of the Affiliate's Owners' Allocation at the time the right is exercised, which is intended to represent the fair value of the equity. We pay for these purchases in cash, shares of our Common Stock or other forms of consideration. Underlying these provisions is our basic philosophy that the managers of each Affiliate should maintain an ownership level in that Affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves.

        The put rights are designed to permit the managers of an Affiliate to sell portions of their retained ownership to us. Instead of our purchase of a manager's interest in the Affiliate occurring only in the event of the termination of his or her employment, the put rights are designed to result in our purchase of additional interests in our Affiliates at a more gradual rate. We believe that our more gradual purchase of interests in Affiliates will enhance our ability to keep our ownership of each Affiliate within a desired range. We intend to continue providing equity participation opportunities in our Affiliates to more junior members of their management as well as to key employees.

        In most cases, the put rights do not become exercisable for a period of several years from the date of our investment in an Affiliate. Once exercisable, the put rights generally are limited in the aggregate to a percentage of a manager's ownership interest. The most common formulation among the Affiliates is that a manager's put rights:

  •
  do not commence until five years after the date of our investment (or, if later, the date he or she purchased his or her interest in the Affiliate);

  •
  are limited, in the aggregate, to 50% of his or her interests in the Affiliate; and

  •
  are limited, in any 12-month period, to 10% of the greatest interest he or she held in the Affiliate.

        In addition, the organizational documents of the Affiliates often contain a limitation on the maximum total amount that management of any Affiliate may require us to purchase pursuant to their put rights in any 12-month period. Our current estimates of our financial obligations pursuant to our Affiliates' managers' put rights are presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Call rights are designed to provide a procedure for us and the managers of some of our Affiliates to facilitate a transition within the senior management team after an agreed-upon period of time. The call rights vary in each specific instance, but in all cases the timing and procedure are agreed upon when we make our investment.

        The organizational documents of the Affiliates generally provide that an Affiliate's managers will realize the remaining equity value that they have created following the termination of their employment with the Affiliate. In general, upon a manager's retirement after an agreed-upon number of years, or upon his or her earlier death, permanent incapacity or termination without cause (but with our consent), he or she is required to sell to us (and we are required to purchase) his or her remaining interests. If an Affiliate collects any key-man life insurance or lump-sum disability insurance proceeds upon the death or permanent incapacity of a manager, the Affiliate generally must use that money to purchase that manager's interests. The purchase of interests by an Affiliate would have the effect of ratably increasing our ownership percentage as well as that of each of its remaining managers. By contrast, the purchase of interests by us only increases our ownership percentage.

Diversification of Assets under Management and EBITDA

        The following table provides information regarding the composition of our assets under management and EBITDA for the year ended December 31, 2002.

	Year Ended December 31, 2002
	Assets under Management	Percentage of Total	Pro Forma EBITDA(1)	Percentage of Total
	(in millions)		(in thousands)
Distribution Channel:
High net worth	$20,664	29%	$43,127	30%
Mutual fund	16,379	23%	53,210	36%
Institutional	33,766	48%	49,297	34%

Total	$70,809	100%	$145,634	100%

Asset Class:
Equity	$59,215	84%	$137,271	94%
Fixed income	5,847	8%	5,817	4%
Other	5,747	8%	2,546	2%

Total	$70,809	100%	$145,634	100%

Geography:
Domestic	$57,136	81%	$110,381	76%
Global	13,673	19%	35,253	24%

Total	$70,809	100%	$145,634	100%

(1)
The definition of EBITDA is presented in Note (3) on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations." EBITDA amounts are pro forma to include our investment in Third Avenue as if it occurred on January 1, 2002. Our investment in Third Avenue closed in the third quarter of 2002.

Industry

        The asset management industry is an important segment of the financial services industry in North America and has been a key driver of growth in financial services over the last decade. As of the end of 2001 (the most recently compiled industry data), the assets under management across our principal distribution channels totaled more than $30 trillion. While the aggregate value of assets managed by the industry has been reduced by equity market declines since that time, we believe prospects for overall industry growth (estimated by one industry consultant to increase at a rate of 7.5% annually over the next five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across all three of the principal distribution channels for our Affiliates' products: High Net Worth, Mutual Fund and Institutional.

        In the High Net Worth distribution channel (comprised of high net worth and affluent individuals, family trusts and managed accounts), we believe that each of the three factors of market performance, demographics and gross domestic product growth will lead to asset growth. High net worth individuals (those having more than $1 million in investable assets) represent the primary component of this distribution channel. At the end of 2001, there were an estimated 2.2 million high net worth individuals, with aggregate assets of $7.6 trillion. One recent industry report forecasts this asset base to grow to a total of $11.2 trillion by the end of 2006, an annual growth rate of 8%. We also expect that assets in the High Net Worth distribution channel will grow as a result of recent innovations in product development and distribution that allow a growing number of affluent investors access to managed account products at lower investment levels than has been traditionally available.

        In the Mutual Fund distribution channel, the Investment Company Institute reports that more than 93 million individuals in almost 55 million households in the United States are invested in mutual funds, representing a 98% penetration level in U.S. households with more than $20,000 in investable assets. In 2002, net inflows to mutual funds (excluding money market funds) totaled approximately $122 billion. Despite positive flows, aggregate mutual fund assets declined from $7 trillion at the end of 2001 to $6.4 trillion at the end of 2002, principally as a result of market declines. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will increase in line with longer-term market growth.

        The substantial majority of assets in the Institutional distribution channel are in retirement plans, and, to a lesser extent, endowments and foundations. Recent industry data indicates that aggregate pension assets totaled nearly $9 trillion at the end of 2001. While growth in Institutional retirement plans has slowed in recent years, we anticipate that the combination of an aging work force, higher funding levels to pension plans that are deemed under-funded and longer-term market growth should contribute to the ongoing strength of this distribution channel.

Investment Advisers

        Our principal targeted size range for prospective Affiliates is $500 million to $20 billion of assets under management. Within this size range, we have identified more than 1,450 investment management firms in the United States, Canada and the United Kingdom. We believe that, in the coming years, a substantial number of investment opportunities will arise as founders of such firms approach retirement age and begin to plan for succession. We also anticipate that there will be significant additional investment opportunities among firms that are currently wholly owned by larger entities. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, and an organized process for identifying and contacting investment prospects.

Competition

        In each of our three principal distribution channels, we and our Affiliates compete with a large number of domestic and foreign investment management firms, including public companies, subsidiaries of commercial and investment banks and insurance companies. In comparison to us and our Affiliates, these firms generally have greater resources and assets under management, and many offer a broader array of investment products and services. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the Institutional distribution channel. We believe that the most important factors affecting our and our Affiliates' ability to compete for clients in our three principal distribution channels are:

  •
  the products offered;

  •
  the abilities, performance records and reputation of the Affiliates and their management teams;

  •
  the management fees charged;

  •
  the level of client service offered; and

  •
  the development of new investment strategies and the marketing of such strategies.

        The relative importance of each of these factors can vary depending on the distribution channel and the type of investment management service involved. Each Affiliate's ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks or peer groups, or if key personnel leave the Affiliate. The ability of each Affiliate to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under then-prevailing market conditions.

        A component of our growth strategy is the acquisition of equity interests in additional mid-sized investment management firms. In seeking to make such acquisitions, we compete with many acquirers of investment management firms, including other investment management holding companies, insurance companies, broker-dealers, banks and private equity firms. Many of these companies have longer operating histories and greater resources than we do, which may make them more attractive to the owners of firms in which we are considering an investment and may enable them to offer greater consideration to such owners. We believe that important factors affecting our ability to compete for future investments are:

  •
  the degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers; and
  •
  the reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.

Government Regulation

        Our Affiliates' businesses are highly regulated, primarily by U.S. federal authorities and to a lesser extent by other authorities, including non-U.S. authorities. The failure of our Affiliates to comply with laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of an Affiliate's registration as an investment adviser, commodity trading advisor or broker-dealer. Each of our Affiliates is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. We do not directly engage in the business of providing investment advice and therefore are not registered as an investment adviser. Our Affiliates are also subject to regulation under the securities and fiduciary laws of various states. Moreover, many of our Affiliates act as advisers or sub-advisers to mutual funds, which are registered as investment companies with the Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). As an adviser or sub-adviser to a registered investment company, each of these Affiliates must comply with the requirements of the 1940 Act and related regulations. In addition, an adviser or sub-adviser to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

        Our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of an Affiliate, as well as certain transactions by the fiduciaries (and several other related parties) to such plans. One of our Affiliates, First Quadrant, L.P., is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and is a member of the National Futures Association. Finally, Tweedy, Browne, a subsidiary of Managers and an affiliate of Third Avenue are registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as broker-dealers and, therefore, are subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

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

        Several of our affiliated investment management firms are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, First Quadrant Limited, located in London, is regulated by the Financial Services Authority of the United Kingdom, and some of our other affiliated investment management organizations are investment advisers to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois), Bermuda (where the funds are regulated by the Bermuda Monetary Authority) and Ireland (where the funds are regulated by the Central Bank of Ireland). In addition, DFD Select Group, N.V. distributes funds (some which are managed by our Affiliates) in a variety of foreign jurisdictions. DFD Select Group, N.V. and any of our affiliated investment management firms that manage such funds are therefore subject to the securities laws governing the investment management and distribution of such funds in the applicable jurisdictions.

        The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the Affiliates from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the Affiliate's business activities for specified periods of time, revocation of the Affiliate's registration as an investment adviser, commodity trading advisor, broker-dealer and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

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

Employees and Corporate Organization

        As of December 31, 2002, we had 46 employees and our Affiliates employed approximately 803 persons. Approximately 777 of these 849 employees were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

Corporate Liability and Insurance

        Our Affiliates' operations entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, we face liability both directly as a control person of our Affiliates, and indirectly as a general partner or manager member of certain of our Affiliates. To protect our overall operations from such liability, we maintain errors and omissions and general liability insurance in amounts which we and our Affiliates consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of our Affiliates in excess of available coverage could have a material adverse effect on us.

Cautionary Statements

  Declines in the equity markets adversely affect our performance.

        Our Affiliates' investment management contracts typically provide for payment based on the market value of assets under management, and payments will be adversely affected by declines in the equity markets. In addition, certain of our Affiliates' investment management contracts include fees based on investment performance, which are directly dependent upon investment results and thus often vary substantially from year to year. Unfavorable market performance, fluctuations in the prices of specific securities, asset withdrawals or other changes in the investment patterns of our Affiliates' clients may reduce our Affiliates' assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our consolidated results of operations and financial condition.

  Our growth strategy depends upon continued growth from our existing Affiliates and upon our making new investments in mid-sized investment management firms.

        Our Affiliates may not be able to maintain their respective levels of performance or contribute to our growth at their historical levels. Also, our Affiliates may be unable to carry out their management succession plans, which may adversely affect their operations and revenue streams.

        The success of our investment program will depend upon our ability to find suitable firms in which to invest and our ability to negotiate agreements with such firms on acceptable terms. We cannot be certain that we will be successful in finding or investing in such firms or that they will have favorable operating results following our investment, which could have an adverse effect on our business, financial condition and results of operations.

  The failure to receive regular distributions from our Affiliates would adversely affect us, and our holding company structure results in substantial structural subordination and may affect our ability to make payments on our obligations.

        Because we are a holding company, we receive substantially all of our cash from distributions made to us by our Affiliates. An Affiliate's payment of distributions to us may be subject to claims by the Affiliate's creditors and to limitations applicable to the Affiliate under federal and state laws, including securities and bankruptcy laws. Additionally, an Affiliate may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee that we will always receive these distributions from our Affiliates. The failure to receive the distributions to which we are entitled under our agreements with our Affiliates would adversely affect us, and may affect our ability to make payments on our obligations.

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

  The agreed-upon expense allocation under our revenue sharing arrangements with Affiliates may not be large enough to pay for all of that Affiliate's operating expenses.

        Our Affiliates have generally entered into agreements with us under which they have agreed to pay us a specified percentage of their gross revenue, while retaining a percentage of revenue for use in paying that Affiliate's operating expenses. We may not anticipate and reflect in those agreements possible changes in the revenue and expense base of any Affiliate, and the agreed-upon expense allocation may not be large enough to pay for all of an Affiliate's operating expenses. We may elect to defer the receipt of our share of an Affiliate's revenue to permit the Affiliate to fund such operating expenses, or we may restructure our relationship with an Affiliate with the aim of maximizing the long-term benefits to us, but we cannot be certain that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship might have an adverse affect on our near-term or long-term profitability and financial condition.

  We expect that we will need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms will require additional capital. We may also need to repurchase some or all of our outstanding zero coupon senior convertible notes and floating rate senior convertible securities on various dates, the next of which is May 7, 2004, and we have obligations to purchase additional equity in existing Affiliates, which obligations will be triggered from time to time. These obligations may require more cash than is available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our Common Stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. These financing activities could increase our interest expense, decrease our Net Income and dilute the interests of our existing stockholders. Moreover, we may not be able to obtain such financing on acceptable terms, if at all.

        Repurchase Obligations under Zero Coupon Senior Convertible Notes and under Floating Rate Senior Convertible Securities.    In May 2001, we issued $251 million aggregate principal amount at maturity of zero coupon senior convertible notes due 2021. Subsequent to December 31, 2002, we repurchased $111.5 million principal amount at maturity of the zero coupon senior convertible notes in privately negotiated transactions. On May 7th of 2004, 2006, 2011 and 2016, holders may require us to repurchase all or a portion of these notes at their accreted value. In February 2003, we issued $300 million of floating rate senior convertible securities due 2033. The holders of the convertible securities may require us to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. While we cannot predict whether or when holders of the notes or the convertible securities will choose to exercise their repurchase rights, we believe that they would become more likely to do so in the event that the price of our Common Stock does not exceed certain levels or if interest rates increase, or both. We may choose to pay the purchase price in cash or (subject to certain conditions) in shares of our Common Stock, or in a combination of both. We may wish to avoid paying the purchase price in Common Stock if we believe that doing so would be unfavorable. We currently intend to pay the repurchase price for the notes and the convertible securities with cash. Therefore, if a substantial portion of the notes or the convertible securities were to be submitted for repurchase on any of the repurchase dates, we might need to use a substantial amount of our available sources of liquidity for this purpose. This could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek other means of refinancing or restructuring our obligations under the notes or the convertible securities, but this may result in terms less favorable than those under the existing notes or convertible securities.

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

        Revolving Credit Facility.    We currently have a revolving credit facility under which we had no debt outstanding as of December 31, 2002 and the ability to borrow up to $250 million. Subject to the agreement of the lenders (or prospective lenders) in the facility to increase commitments, we have the option to increase the facility to $350 million. We have used our credit facilities in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, and we also may use the credit facility for working capital purposes or to refinance other indebtedness.

        Our credit facility matures in August 2005. While we intend to obtain a new credit facility prior to that time, we may not be able to obtain this financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our Net Income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above.

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

        Because indebtedness under our credit facility bears interest at variable rates, increases in interest rates may increase our interest expense, which could adversely affect our cash flow, our ability to meet our debt service obligations and our ability to fund future investments. Although from time to time we are party to interest rate hedging contracts designed to offset a portion of our exposure to interest rate fluctuations, we cannot be certain that this strategy will be effective.

  We have substantial intangibles on our balance sheet, and any re-valuation of our intangibles could adversely affect our results of operations and financial position.

        At December 31, 2002, our total assets were $1.2 billion, of which $1.1 billion (or approximately 90%) were intangible assets consisting of acquired client relationships and goodwill. We cannot be certain that we will ever realize the value of such intangible assets. We are amortizing, or writing off, acquired client relationships with definite lives over a weighted average period of 16 years. Historically, we have also amortized goodwill and certain other intangible assets, but have ceased to do so as a result of recent accounting rule changes.

        Under Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" (which generally became effective January 1, 2002), goodwill and other intangible assets that have indefinite lives are no longer amortized but are instead tested for impairment using a new fair value impairment test. Since the fair value test is more rigorous than the undiscounted cash flow methodology that companies previously used, companies that have intangible assets (including us) are now more likely to incur impairment charges.

  We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.

        We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities for us. Our officers do not have employment agreements with us, although each of them has a significant equity interest in us, including stock options subject to vesting provisions.

        In addition, our Affiliates depend heavily on the services of key principals, who in many cases have managed their firms for many years. These principals often are primarily responsible for their firm's investment decisions. Although we use a combination of economic incentives, vesting provisions and, in some instances, non-solicitation agreements and employment agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with their firms.

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

  Our industry is highly competitive.

        Through our Affiliates, we compete with a broad range of investment managers, including public and private investment advisers, firms associated with securities broker-dealers, banks, insurance companies and other entities that serve our three principal distribution channels, all of whom may have greater resources. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates' ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates' products, investment performance and client-servicing capabilities, and the marketing and distribution of their investment products. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates also compete with each other for clients.

        The market for acquisitions of interests in investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, insurance companies and investment management firms, which have significantly greater resources than we do, also invest in or buy investment management firms. We cannot guarantee that we will be able to compete effectively with such companies, that new competitors will not enter the market or that such competition will not make it more difficult or not feasible for us to make new investments in investment management firms.

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

        Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, most of our Affiliates manage their own day-to-day operations, including investment management policies and fee levels, product development, client relationships, compensation programs and compliance activities. As a result, we may not become aware, for example, of an Affiliate's loss of a significant client or an Affiliate's non-compliance with a regulatory requirement as quickly as if we were involved in the day-to-day business of the Affiliate, and we may not become aware of such event at all. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates.

        Some of our Affiliates are partnerships of which we are, or an entity controlled by us is, the general partner. Consequently, to the extent that any of these Affiliates incurs liabilities or expenses that exceed its ability to pay for them, we may be directly or indirectly liable for their payment. In addition, with respect to each of our Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of our available insurance coverage, that our insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us with sufficient limits and at a reasonable cost. A judgment against any of our Affiliates and/or us in excess of available insurance coverage could have a material adverse effect on the Affiliate and/or us.

  Our Affiliates' international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        Some of our Affiliates operate or advise clients outside of the United States, and one affiliated investment management firm, DFD Select Group, N.V., is based outside the United States. Accordingly, we and our affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, which risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

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

        In addition, the sale of substantial amounts of our Common Stock could adversely impact its price. We may issue additional shares of our Common Stock in connection with our financing activities, as described previously. Furthermore, as of December 31, 2002, options to purchase 4,267,007 shares of our Common Stock were outstanding (of which 2,215,869 were exercisable). In the event that a large number of shares of our Common Stock are sold in the public market, the price of our Common Stock may fall.

Our Web Site

        Our web site is located at http://www.amg.com. Our web site provides information on us and our Affiliates, as well as a link in the "Investor Information" section of our web site to another web site where you can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, following our filing of such material with the Securities and Exchange Commission.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low closing prices as reported on the New York Stock Exchange composite tape since January 1, 2001.

	High	Low
2001
First Quarter	$62.00	$44.00
Second Quarter	63.90	43.60
Third Quarter	71.90	55.01
Fourth Quarter	73.34	56.79
2002
First Quarter	$73.64	$65.55
Second Quarter	71.35	60.98
Third Quarter	62.68	40.51
Fourth Quarter	54.75	39.45
2003
First Quarter(1)	$55.27	$37.00

(1)
Data for this period reflects high and low closing prices from January 1, 2003 through March 25, 2003.

        The closing price for a share of our Common Stock on the New York Stock Exchange on March 25, 2003 was $43.04.

        As of December 31, 2002 and March 25, 2003, there were 44 stockholders of record.

        We have not declared a dividend with respect to the periods presented. Since we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase shares of our Common Stock when appropriate and develop our existing business, and since our credit facility prohibits us from making dividend payments to our stockholders, we do not anticipate paying dividends on our Common Stock in the foreseeable future.

Item 6. Selected Historical Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except as indicated and per share data)
Statement of Operations Data
Revenue	$238,494	$518,726	$458,708	$408,210	$482,536
Net Income(1)	25,551	72,188	56,656	49,989	55,942
Earnings per share—diluted	1.33	3.18	2.49	2.20	2.48
Average shares outstanding—diluted(2)	19,223	22,693	22,749	22,732	22,577
Other Financial Data
Assets under management (at period end, in millions)	$57,731	$82,041	$77,523	$81,006	$70,809
Cash Flow from (used in):
Operating activities	$45,424	$89,119	$153,711	$96,925	$127,300
Investing activities	(72,665)	(112,939)	(111,730)	(343,674)	(138,917)
Financing activities	28,163	54,035	(63,961)	288,516	(34,152)
EBITDA(3)	76,312	166,801	142,378	132,143	138,831
Cash Net Income(4)	45,675	98,318	87,676	84,090	99,552
Balance Sheet Data
Intangible assets(5)	$490,949	$571,881	$643,470	$974,956	$1,113,064
Total assets	605,334	909,073	793,730	1,160,321	1,242,994
Long-term obligations(6)	192,504	176,646	154,436	223,795	485,225
Stockholders' equity(2)	313,655	477,986	493,910	543,340	571,861

(1)
Net Income for the year ended December 31, 2002 reflects changes in the accounting for intangible assets as a result of the implementation of FAS 142, "Goodwill and Other Intangible Assets," in 2002, and therefore is not directly comparable to the operating results presented for prior periods.

(2)
In March 1999, we raised $102.3 million from our sale of 4.0 million shares of Common Stock.

(3)
The definition of EBITDA is presented in Note (3) on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Cash Net Income is defined as Net Income plus the non-cash expenses of depreciation, amortization and deferred taxes. We believe that this measure best represents the performance of our investment management operations before non-cash expenses relating to our acquisition of interests in our affiliated investment management firms. Cash Net Income is not a measure of financial performance under generally accepted accounting principles and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net Income, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed in that section, for periods prior to our adoption of FAS 142 in 2002, we defined Cash Net Income as "Net Income plus depreciation and amortization."

(5)
Intangible assets have increased with each investment in an affiliated investment management firm.

(6)
Long-term obligations include borrowings under the Company's revolving credit facility and certain balances related to our convertible debt securities. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in May 2001 we issued zero coupon senior convertible notes and in December 2001 we completed a public offering of mandatory convertible debt securities. In anticipation of a possible repurchase of some or all of the outstanding zero coupon senior convertible notes prior in May 2004, we issued $300 million of floating rate senior convertible notes in February 2003. We have subsequently repurchased $111.5 million principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions. The issuance of the floating rate senior convertible notes and the subsequent repurchase of a portion of the zero coupon senior convertible notes are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        When used in this Annual Report on Form 10-K and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our stock or other securities in order to finance investments in additional investment management firms or additional investments in our affiliated investment management firms, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements."

        These factors (among others) could affect our financial performance and cause actual results to differ materially from historical earnings and those presently anticipated and projected. We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2002, our affiliated investment management firms managed approximately $70.8 billion in assets across a broad range of investment styles and in three principal distribution channels: High Net Worth, Mutual Fund and Institutional. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we provide more than 150 investment products across a broad range of asset classes and investment styles and in our three principal distribution channels. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Affiliate clients in the High Net Worth distribution channel include high net worth and affluent individuals, family trusts and managed accounts at brokerage firms and other sponsors that are attributable to individuals. Through our Affiliates, we provide customized investment management services for high net worth individuals and families through direct relationships, as well as through more than 90 managed account programs.

  •
  Our Affiliates provide advisory or sub-advisory services to 36 domestic and offshore mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

  •
  Through our Affiliates, we offer investment products across more than 20 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity. Through this distribution channel, we manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities and Taft-Hartley plans.

        While we operate our business through our Affiliates in our three principal distribution channels, we strive to maintain each Affiliate's entrepreneurial culture and independence through our investment structure. Our principal investment structure involves the ownership of a majority interest in our Affiliates, with each Affiliate organized as a separate firm. Each Affiliate operating agreement is tailored to meet that Affiliate's particular characteristics and provides us the authority to cause or prevent certain actions to protect our interests.

        We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue (or in certain cases different percentages relating to the various sources or amounts of revenue of a particular Affiliate) is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The remaining portion of the Affiliate's revenue is allocated to the owners of that Affiliate (including us), and called the "Owners' Allocation." Each Affiliate distributes its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate although, as discussed below, in certain circumstances we may permit an Affiliate's management to use its portion of the Owners' Allocation to meet the Affiliate's operating expenses.

        We only agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including a potential increase in expenses or decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which help to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or forgoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

  •
  to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation and their distributions from the Owners' Allocation; and

  •
  to control operating expenses, thereby increasing the portion of the Operating Allocation which is available for growth initiatives and compensation.

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation).

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model similar to a wholly-owned subsidiary. In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In those cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. Currently, our profit-based Affiliates account for less than 10% of our EBITDA.

        Net Income on our income statement reflects the consolidation of substantially all of the revenue of our Affiliates, reduced by:

  •
  the operating expenses of our Affiliates;

  •
  our operating expenses (i.e., our holding company expenses, including interest, amortization and income taxes); and

  •
  the profits allocated to our Affiliates' management owners (referred to on our income statement as "minority interest").

        As discussed above, for Affiliates with revenue sharing arrangements, the operating expenses of the Affiliate as well as its managers' minority interest generally increase (or decrease) as the Affiliate's revenue increases (or decreases) because of the direct relationship established in many of our agreements between the Affiliate's revenue and its Operating Allocation and Owners' Allocation. At our profit-based Affiliates, expenses may or may not correspond to increases or decreases in the Affiliates' revenues.

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

  •
  the increases or decreases in the revenue and expenses of Affiliates that operate on a profit-based model;

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

        Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). For example, most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, in the High Net Worth and Institutional distribution channels, certain clients are billed on the basis of investment performance ("performance fees"). Performance fees are inherently dependent on investment results, and therefore may vary substantially from year to year.

        Principally, our assets under management are directly managed by our Affiliates. One of our Affiliates also manages assets in the Institutional distribution channel using an overlay strategy. Overlay assets (assets managed subject to strategies which employ futures, options or other derivative securities) generate asset-based fees that are typically substantially lower than the asset-based fees generated by our Affiliates' other investment strategies. Therefore, changes in directly managed assets generally have a greater impact on our revenue from asset-based fees than changes in total assets under management (a figure which includes overlay assets).

        In addition to the revenue derived from providing investment management services, we derive a small portion of our revenue from transaction-based brokerage fees and distribution fees at certain Affiliates. In the case of the transaction-based brokerage business at Third Avenue Management LLC ("Third Avenue"), our percentage participation in Third Avenue's brokerage fee revenue is substantially less than our percentage participation in the investment management fee revenue realized by Third Avenue and our other Affiliates. For this reason, increases or decreases in our consolidated revenue that are attributable to Third Avenue brokerage fees will not affect our Net Income and EBITDA in the same manner as investment management services revenue from Third Avenue and our other Affiliates.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this report) and a statement of changes for each period.

Assets under Management—Operating Segment

	At December 31,
(dollars in billions)
	2000	2001	2002
High Net Worth	$22.2	$24.6	$20.6
Mutual Fund	9.3	14.4	16.4
Institutional	46.0	42.0	33.8

	$77.5	$81.0	$70.8

Directly managed assets—percent of total	85%	88%	91%
Overlay assets—percent of total	15%	12%	9%

	100%	100%	100%

Assets under Management—Statement of Changes

	Year Ended December 31,
(dollars in billions)
	2000	2001	2002
Beginning of period	$82.0	$77.5	$81.0
New investments(1)	5.2	10.9	4.6
Sale of Affiliate equity investment(2)	—	—	(1.0)
Net client cash flows—directly managed assets	0.2	2.8	0.3
Net client cash flows—overlay assets	(7.4)	(1.3)	(1.1)
Investment performance	(2.5)	(8.9)	(13.0)

End of period	$77.5	$81.0	$70.8

(1)
We closed new Affiliate investments in Third Avenue in the third quarter of 2002, Friess Associates, LLC ("Friess") and Welch & Forbes LLC ("Welch & Forbes") in the fourth quarter of 2001 and Frontier Capital Management Company, LLC in the first quarter of 2000.

(2)
In the second quarter of 2002, we sold our minority equity investment in Paradigm Asset Management, L.L.C.

        Our assets under management at the end of 2002 were $70.8 billion, 12.6% lower than at the end of 2001. The decrease in assets under management was primarily attributable to the broad decline in the equity markets during 2002, a decline that was partially offset by the closing of our investment in Third Avenue in the third quarter of 2002.

        The operating segment analysis presented in the table below is based on average assets under management. For the High Net Worth and Institutional distribution channels, average assets under management represents an average of the assets under management at the end of each calendar quarter. For the Mutual Fund distribution channel, average assets under management represents an average of the daily net assets for the year. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

(in millions, except as noted)	2000	2001	% Change		2002	% Change
Average assets under management (in billions)(1)
High Net Worth	$20.0	$23.1	16%		$22.5	(3%	)
Mutual Fund	8.6	10.1	17%		15.4	52%
Institutional	57.4	39.7	(31%	)	37.7	(5%	)

Total	$86.0	$72.9	(15%	)	$75.6	4%

Revenue(2)
High Net Worth	$138.9	$133.8	(4%	)	$139.8	4%
Mutual Fund	97.4	113.6	17%		164.6	45%
Institutional	222.4	160.8	(28%	)	178.1	11%

Total	$458.7	$408.2	(11%	)	$482.5	18%

Net Income(2)
High Net Worth	$19.4	$18.6	(4%	)	$16.8	(10%	)
Mutual Fund	12.7	15.6	23%		22.8	46%
Institutional	24.6	15.8	(36%	)	16.3	3%

Total	$56.7	$50.0	(12%	)	$55.9	12%

EBITDA(3)
High Net Worth	$46.5	$45.1	(3%	)	$42.1	(7%	)
Mutual Fund	32.4	38.8	20%		47.8	23%
Institutional	63.5	48.2	(24%	)	48.9	1%

Total	$142.4	$132.1	(7%	)	$138.8	5%

(1)
Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the investments.

(2)
Note 18 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

(3)
The definition of EBITDA is presented in Note 3 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Liquidity and Capital Resources" below. We believe EBITDA is useful as an indicator of cash flow generated by each of our operating segments.

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

  •
  the recognition of any performance fees charged by certain Affiliates; and

  •
  the level of transaction-based brokerage fees.

        In addition, the billing patterns of our Affiliates will have an impact on revenue in cases of rising or falling markets. As described previously, advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period, while advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. As a consequence, when equity market declines result in decreased assets under management in a particular period, revenue reported on accounts that are billed in advance of that period may appear to have a relatively higher quarterly fee rate.

        Our revenue increased 18% in 2002 from 2001, following an 11% decrease in revenue in 2001 from 2000. The increase in revenue in 2002 was primarily a result of our investments in Friess and Welch & Forbes in the fourth quarter of 2001, and Third Avenue in the third quarter of 2002. Further contributing to the growth in revenue, though to a lesser extent, were higher performance fees in 2002 as compared to 2001. These increases were partially offset by the decline in assets under management at existing Affiliates which, in turn, was primarily a result of the broad decline in the equity markets during 2002. The decrease in revenue in 2001 resulted primarily from declines in directly managed assets attributable to declines in the value of assets under management, which resulted principally from a broad decline in the equity markets. These declines were partially offset by revenue generated by positive net client cash flows from directly managed assets and from our investments in new Affiliates.

        The following discusses the changes in our revenue by operating segments.

  High Net Worth Distribution Channel

        The increase in revenue of 4% in the High Net Worth distribution channel in 2002 from 2001 resulted primarily from our investments in Welch & Forbes in the fourth quarter of 2001, Third Avenue in the third quarter of 2002 and, to a lesser extent, Friess in the fourth quarter of 2001. The increase in revenue from these investments was partially offset by a decline in average assets under management, resulting principally from a broad decline in the equity markets. Unrelated to the change in assets under management, revenue also increased because of a proportional shift in assets under management within this distribution channel to accounts that realize higher fees (which shift principally resulted from our new investments) and, to a lesser extent, because of the effects of advance billing (as previously discussed), which is the primary billing method used in the High Net Worth distribution channel.

        The decrease in revenue of 4% in the High Net Worth distribution channel in 2001 from 2000 resulted from a decline in performance fees and a shift in assets under management within this distribution channel to client relationships that realize lower fee rates, and was partially offset by the increase in average assets under management. The increase in average assets under management of 16% in 2001 was primarily attributable to positive net client cash flows and our investment in Welch & Forbes, and was partially offset by a decline in average assets under management resulting principally from a broad decline in the equity markets.

  Mutual Fund Distribution Channel

        The increase in revenue of 45% in the Mutual Fund distribution channel in 2002 from 2001 resulted principally from an increase in average assets under management. The increase in average assets under management of 52% in 2002 was primarily attributable to our investments in Friess in the fourth quarter of 2001 and Third Avenue in the third quarter of 2002 and to positive net client cash flows, and was partially offset by a decline in assets under management resulting principally from a broad decline in the equity markets. The increase in revenue was proportionately less than the growth of average assets under management because of an increase in assets under management in mutual funds that realize lower fees, principally a result of the investments in Friess and Third Avenue.

        The increase in revenue of 17% in the Mutual Fund distribution channel in 2001 from 2000 resulted principally from an increase in average assets under management. The increase in average assets under management of 17% in 2001 was primarily attributable to positive net client cash flows from directly managed assets and our investment in Friess and was partially offset by a decline in average assets under management resulting principally from a broad decline in the equity markets.

  Institutional Distribution Channel

        The increase in revenue of 11% in the Institutional distribution channel in 2002 from 2001 resulted from our investments in Friess and Third Avenue and an increase in performance fees. This increase in revenue was partially offset by a decline in average assets under management, resulting principally from a broad decline in the equity markets. Unrelated to the change in assets under management, revenue also increased because of a shift in assets under management within this distribution channel to accounts that realize higher fees, principally as a result of our investment in Friess and net client cash outflows from overlay assets.

        The decrease in revenue of 28% in the Institutional distribution channel in 2001 from 2000 resulted from the decrease in average assets under management, and in particular from the decrease in our directly managed assets. The decrease in average assets under management of 31% in 2001 was primarily attributable to net client cash outflows from directly managed and overlay assets, as well as a decline in average assets under management resulting principally from a broad decline in the equity markets.

  Operating Expenses

        A substantial portion of our operating expenses is incurred by our Affiliates, and a substantial majority of Affiliate expenses is incurred at Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation generally determines its operating expenses, and therefore our consolidated operating expenses are generally impacted by increases or decreases in Affiliate revenue and corresponding increases or decreases in our Affiliates' Operating Allocations. Similarly, our consolidated compensation and related expenses generally increase or decrease in proportion to increases or decreases in revenue. In the case of profit-based Affiliates, we participate fully in any increase or decrease in the expenses of such Affiliates.

        The following table summarizes our consolidated operating expenses.

(dollars in millions)	2000	2001	% Change		2002	% Change
Compensation and related expenses	$174.8	$134.9	(23%	)	$165.9	23%
Selling, general and administrative	68.2	73.8	8%		84.5	14%
Amortization of intangible assets	26.4	28.4	8%		14.5	(49%	)
Depreciation and other amortization	4.6	5.7	24%		5.8	2%
Other operating expenses	10.3	11.1	8%		16.0	44%

Total operating expenses	$284.3	$253.9	(11%	)	$286.7	13%

        Compensation and related expenses increased 23% in 2002, following a 23% decrease in 2001. The increase in 2002 resulted principally from an increase in aggregate Affiliate expenses resulting from our investments in Friess, Welch & Forbes and Third Avenue. The increase in compensation expense in 2002 was also from investment spending for distribution initiatives and increased holding company compensation. Aggregate increases in compensation expenses in 2002 were partially offset by compensation expense reductions at certain Affiliates that were greater than the proportionate decrease in revenue at such Affiliates. The decrease in compensation and related expenses in 2001 was primarily a result of the relationship of revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced declines in revenue and, accordingly, reported lower compensation. The decrease in compensation expense in 2001 was also attributable to lower holding company compensation.

        Selling, general and administrative expenses increased 14% in 2002 and 8% in 2001. The increase in selling, general and administrative expenses in 2002 was principally attributable to our investments in Friess, Welch & Forbes and Third Avenue, and was partially offset by a decrease in sub-advisory and distribution expenses at The Managers Funds LLC ("Managers") resulting from a decrease in its assets under management. The increase in selling, general and administrative expenses in 2001 was principally attributable to increases in spending by our Affiliates from their Operating Allocations, and an increase in aggregate Affiliate expenses resulting from our investments in Friess and Welch & Forbes.

        The decrease in amortization of intangible assets of 49% in 2002 resulted from our adoption of Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," under which goodwill and certain other intangible assets are no longer amortized. This decrease was partially offset by increases in amortization as a result of our investments in Friess, Welch & Forbes and Third Avenue. The increase in amortization of intangible assets of 8% in 2001 resulted from our purchase of additional interests in existing Affiliates and, to a lesser extent, our investments in Friess and Welch & Forbes.

        Depreciation and other amortization expenses increased 2% in 2002 and 24% in 2001. The increase in 2002 was principally attributable to the incremental depreciation associated with our investments in Friess and Welch & Forbes and other fixed asset purchases at the holding company and Affiliates. The increase in 2001 was principally related to fixed asset purchases at the holding company and Affiliates.

        Other operating expenses increased 44% in 2002 and 8% in 2001. The increase in 2002 was principally attributable to the incremental expenses associated with our investments in Friess and Welch & Forbes and increased spending from the Operating Allocation at Affiliates with revenue sharing arrangements. The increase in 2001 was principally related to increased spending from the Operating Allocation at Affiliates with revenue sharing agreements.

  Other Income Statement Data

        The following table summarizes other income statement data.

(dollars in millions)	2000	2001	% Change		2002	% Change
Minority interest	$65.3	$61.4	(6%	)	$80.8	32%
Income tax expense	39.0	33.3	(15%	)	37.3	12%
Interest expense	15.8	14.7	(7%	)	25.2	71%
Investment and other income	2.3	5.1	122%		3.5	(31%	)

        Minority interest increased 32% in 2002, following a 6% decrease in 2001. The increase in minority interest in 2002 resulted principally from the previously discussed increase in revenue in 2002. This increase was proportionately greater than the 18% increase in revenue because of our investment in Friess, in which we currently own 51% of this firm's Owners' Allocation, representing a relatively lower percentage ownership than our other Affiliate investments. The decrease in minority interest in 2001 resulted from the previously discussed decline in revenue in 2001, and was partially offset by the growth in revenue at Affiliates in which we own relatively lower percentages of Owners' Allocation.

        The 12% increase in income taxes in 2002 was attributable to the increase in income before taxes, as our effective tax rate did not change over the prior year. The 15% decrease in income taxes in 2001 was attributable to the decrease in income before taxes, and to a decrease in our effective tax rate from 41% to 40%. Our effective tax rate decreased in 2001 as a result of a reduction in state taxes (which resulted from the addition of Affiliates in lower tax rate jurisdictions) and our implementation of an incentive compensation plan that limited certain non-deductible expenses.

        Interest expense increased 71% in 2002 following a 7% decrease in 2001. The increase in interest expense in 2002 resulted principally from our issuance of mandatory convertible debt securities in December 2001 and January 2002, on which we pay interest at the annual rate of 6%. The increase was partially offset by a decrease in weighted average debt outstanding on our senior revolving credit facility and decreased interest expense associated with lower reported amortization of our transition adjustment under Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Certain Hedging Activities," which is discussed below in "Recent Accounting Developments." The decrease in interest expense in 2001 resulted principally from the restructuring of our long-term debt to effect lower costs of borrowing and a decrease in the effective interest rate of our senior revolving credit facility. In May 2001, we completed the private placement of $251 million principal amount at maturity of zero coupon senior convertible notes accreting at a rate of 0.50% per year, and used $101 million of the net proceeds of approximately $221 million to repay debt under our credit facility. The decrease in the effective interest rate of our senior revolving credit facility was the result of a decrease in LIBOR rates. The decrease in interest expense in 2001 was partially offset by $3.2 million of amortization of debt issuance costs on the zero coupon senior convertible notes and expenses of $2.0 million related to our FAS 133 transition adjustment.

        Investment and other income decreased 31% in 2002, following a 122% increase in 2001. The decrease in 2002 was attributable to the maintenance of lower levels of excess cash at the holding company as a result of our investments in Friess and Welch & Forbes in the fourth quarter of 2001 and Third Avenue in the third quarter of 2002. The increase in investment and other income in 2001 was attributable to the maintenance of higher levels of excess cash as a result of the sale of zero coupon senior convertible notes described above.

  Net Income

        The following table summarizes Net Income for the past three years:

(dollars in millions)	2000	2001	% Change		2002	% Change
Net Income	$56.7	$50.0	(12%	)	$55.9	12%

        Net Income for 2002 reflects changes in the accounting for intangible assets as a result of the implementation of FAS 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002, and therefore is not directly comparable to the operating results presented for 2001 and 2000. Note 12 to our Consolidated Financial Statements presents our Net Income for 2001 and 2000 as though we had adopted FAS 142 on January 1, 2001 and January 1, 2000, respectively.

        The 12% increase in Net Income in 2002 resulted principally from the increases in revenue described above and lower reported amortization expense as a result of our adoption of FAS 142. These factors were partially offset by the increases in operating expenses (other than our amortization expense), interest expense and minority interest expense, as described above. The 12% decrease in Net Income in 2001 resulted principally from decreases in revenue and corresponding decreases in operating expenses and minority interest expense as described above, offset partially by an increase in investment and other income, also described above.

  Supplemental Performance Measure

        As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, Net Income. Cash Net Income is defined as Net Income plus the non-cash expenses of depreciation, amortization and deferred taxes. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents the performance of our investment management operations before non-cash expenses relating to the acquisition of interests in our affiliated investment management firms.

Since our acquired assets do not generally depreciate or require replacement, and since they generate deferred tax expenses that are unlikely to reverse (as discussed below in greater detail), we add back these non-cash expenses. Cash Net Income is used by our management and Board of Directors as a principal performance benchmark, including as a measure for aligning executive compensation with stockholder value.

        Our measure of Cash Net Income was modified to include certain deferred taxes in response to our adoption of FAS 142 on January 1, 2002. Deferred tax expenses are accrued because intangible assets are amortized over different periods for financial reporting and income tax purposes (since we structure our investments as taxable transactions, and since our cash taxes are reduced by amortization deductions over the periods prescribed by tax laws). While FAS 142 eliminated the amortization of goodwill and certain other intangible assets, it continues to require the accrual of deferred tax expenses for these assets. Since nearly all our deferred tax expenses would reverse only in the event of a future sale of an Affiliate or an impairment charge, we believe deferred tax accruals should be added back in calculating Cash Net Income to best reflect the performance of our investment management operations before non-cash expenses. Accordingly, since January 2002, we have defined Cash Net Income as "Net Income plus depreciation, amortization and deferred taxes." For periods prior to 2002 and our adoption of FAS 142, we defined Cash Net Income as "Net Income plus depreciation and amortization," and results for such periods are presented on that basis in this report.

        The following table provides a reconciliation of Cash Net Income to Net Income for each of the past three years.

(dollars in millions)	2000	2001	2002
Net Income	$56.7	$50.0	$55.9
Depreciation	4.6	5.7	5.9
Amortization	26.4	28.4	14.5
Deferred taxes	—	—	23.2

Cash Net Income(1)	$87.7	$84.1	$99.5

(1)
As described above, Cash Net Income for 2002 reflects the change to our definition of Cash Net Income that resulted from the implementation of FAS 142 in the first quarter of 2002, and therefore is not directly comparable to the operating results presented for 2001 and 2000. If we had adopted FAS 142 on January 1, 2001 or January 1, 2000 and our definition of Cash Net Income had been modified accordingly, Cash Net Income for 2001 and 2000 would have been $89.8 million and $94.2 million, respectively.

        Cash Net Income increased 18% in 2002, primarily as a result of the previously described factors affecting Net Income and related changes in the accounting for intangible assets resulting from our adoption of FAS 142. In 2001, Cash Net Income decreased 4% primarily as a result of the previously described factors affecting Net Income, excluding the changes in depreciation and amortization during these periods.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources as of December 31 in the years indicated below:

(dollars in millions)	2000	2001	2002
Balance Sheet Data
Cash and cash equivalents	$31.6	$73.4	$27.7
Senior bank debt	151.0	25.0	—
Zero coupon convertible debt	—	227.9	229.0
Mandatory convertible debt	—	200.0	230.0
Cash Flow Data
Operating cash flow	$153.7	$96.9	$127.3
Investing cash flow	(111.7)	(343.7)	(138.9)
Financing cash flow	(64.0)	288.5	(34.2)
EBITDA(1)	142.4	132.1	138.8

(1)
The definition of EBITDA is presented in Note 3 on page 2.

        We have met our cash requirements primarily through cash generated by operating activities, the issuance of convertible debt securities and equity and borrowings under our senior credit facility. For 2002, the principal use of cash was to make investments in new Affiliates, make distributions to Affiliate managers, repay indebtedness, pay income taxes, repurchase shares of our Common Stock, make additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity) and for working capital purposes. We expect that our principal uses of cash for the foreseeable future will be for additional investments, distributions to Affiliate managers, payment of principal and interest on outstanding debt, additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity), the repurchase of shares of our Common Stock and for working capital purposes.

        In August 2002, we replaced our former senior revolving credit facility with a new senior revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that we may borrow up to $250 million at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase commitments, we have the option to increase the Facility to $350 million. The Facility contains financial covenants with respect to net worth, leverage and interest coverage, and requires us to pay a quarterly commitment fee on any unused portion. The Facility also contains customary affirmative and negative covenants, including limitations of indebtedness, liens, dividends and fundamental corporate changes. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by us.

        We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At December 31, 2002, our Affiliates had invested $70.1 million with us in this program. As these investments represent intercompany loans, they are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

        In May 2001, we completed the private placement of zero coupon senior convertible notes in which we sold a total of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, accreting at a rate of 0.50% per annum. Each $1,000 zero coupon senior convertible note is convertible into 11.62 shares of our Common Stock upon the occurrence of any of the following events: (i) if the closing price of a share of our Common Stock exceeds specified levels for specified periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; (iii) if we call the securities for redemption; or (iv) if we take certain corporate actions. We have the option to redeem the securities for cash on or after May 7, 2006, and the holders may require us to repurchase the securities at their accreted value on May 7 of 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be paid in cash or shares of our Common Stock. It is our current intention to repurchase the securities with cash. Subsequent to December 31, 2002, we repurchased $111.5 million principal amount at maturity of these notes in privately negotiated transactions. If our Common Stock continues to trade at or near current market prices, we anticipate that some or all of the outstanding securities may be redeemed by investors at their book value for cash in May 2004.

        In December 2001, we completed a public offering of $200 million of mandatory convertible debt securities. A sale of an over-allotment of the securities was completed in January 2002, increasing the amount outstanding to $230 million. The securities initially consist of (i) a senior note due November 17, 2006 with a principal amount of $25 on which we pay interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of our Common Stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in 2004, the senior notes will be remarketed to new investors. If successful, the remarketing will generate $230 million of proceeds to be used by the original holders of the securities to honor their obligations on the forward purchase contracts. In exchange for the additional $230 million in payment on the forward purchase contracts, we will issue shares of our Common Stock. The senior notes will remain outstanding until November 2006 and (assuming a successful remarketing) will be held by the new investors.

        In anticipation of a possible repurchase of the outstanding zero coupon senior convertible notes, we completed a private placement of $300 million of floating rate senior convertible securities in February 2003. These securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 floating rate senior convertible security is convertible into shares of our Common Stock upon the occurrence of any of the following events: (i) if the closing price of our Common Stock on the New York Stock Exchange exceeds $97.50 per share over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; (iii) if we exercise our option to call the convertible securities for redemption; or (iv) in the event that we take certain corporate actions. Upon conversion, the holders will receive 12.3077 shares of our Common Stock for each $1,000 floating rate senior convertible security. In addition, if at the time of conversion the market price of our Common Stock exceeds $81.25 per share, holders will receive additional shares of our Common Stock based on the price of our Common Stock at the time of the conversion. We may redeem the floating rate senior convertible securities for cash at any time on or after February 25, 2008, at their principal amount. The holders of the convertible securities may require us to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases in cash or shares of our Common Stock. It is our current intention to repurchase these securities with cash.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. Whereas the implied interest rate for these securities for tax purposes is 5.62%, the actual rate is three-month LIBOR minus 0.50% (as of March 25, 2003, this rate equaled 0.79%). Based on current LIBOR rates, we believe our issuance of these securities will increase our deferred taxes by approximately $5.7 million per year. While these deferred tax liabilities may never reverse, all will reverse if, on the fifth anniversary of the issuance of the securities or later, the securities are redeemed, and if our Common Stock is trading at $81.25 per share or less. All deferred taxes will be reclassified to equity if the securities convert and our Common Stock is trading at more than $91.35 per share when it is delivered to holders.

        A portion of the net proceeds received on the sale of the floating rate senior convertible securities was used to repurchase $25 million of our Common Stock and $111.5 million principal amount at maturity of the zero coupon senior convertible notes, as described above. The following table provides updated unaudited balance sheet data as of March 25, 2003.

(dollars in millions)
Holding company cash and cash equivalents	$125.9
Senior bank debt	0.0
Zero coupon convertible debt	127.4
Mandatory convertible debt	230.0
Floating rate convertible debt	300.0

        At March 25, 2003, balances outstanding under our Affiliate cash management program totaled $29.0 million.

        Our obligations to purchase additional equity in our Affiliates extend over the next 19 years. These payment obligations will occur at varying times and in varying amounts over that period, and the actual timing and amounts of such obligations cannot be predicted with any certainty. As one measure of the potential magnitude of such obligations, assuming that all such obligations had become due as of December 31, 2002, the aggregate amount of these obligations would have totaled approximately $575.6 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $67.2 million on an annualized basis as of December 31, 2002. In order to provide the funds necessary for us to meet such obligations and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. These potential obligations, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.

  Operating Cash Flow

        The increase in cash flow from operations in 2002 resulted from an increase in operating income (which resulted from our revenue growth exceeding increases in operating expenses), an increase in our deferred income tax provision (attributable to tax benefits acquired in our investments in Friess, Welch & Forbes and Third Avenue) and an increase in our accounts payable and accrued expenses. The increase in our accounts payable and accrued expenses was primarily attributable to timing differences of compensation payments and our investment in Third Avenue.

  Supplemental Liquidity Measure

        As supplemental information in this report, we have provided information regarding our EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. As a measure of liquidity, we believe EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements.

        The following table provides a reconciliation of EBITDA to cash flow from operations for the last three years:

(dollars in millions)	2000	2001	2002
Cash flow from operations	$153.7	$96.9	$127.3
Interest expense, net	15.8	9.8	20.9
Current tax provision	32.4	27.6	14.1
(Increase) decrease in minority interest	32.1	(8.4)	4.6
(Increase) decrease in other assets and liabilities	(91.6)	6.2	(28.1)

EBITDA	$142.4	$132.1	$138.8

  Investing Cash Flow

        Changes in net cash flow from investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $136.5 million, $336.0 million and $104.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively. In the third quarter of 2002, we closed our investment in Third Avenue using working capital and borrowings under the Facility. In 2002, we also made payments to acquire interests in existing Affiliates. During 2002, we also terminated our employee loan program, and all loans under that program were repaid.

  Financing Cash Flow

        The decrease in net cash flow from financing activities in 2002 and the increase in 2001 were attributable to our issuance of the zero coupon senior convertible notes and the mandatory convertible debt securities in 2001. The principal sources of cash from financing activities over the last three years have been issuances of convertible debt securities and borrowings under our senior credit facility. Our uses of cash from financing activities during 2002 were for the repayment of debt and for the repurchase of shares of our Common Stock.

        During 2002, we repurchased 581,800 shares of our Common Stock at an average price of $52.31 per share under our share repurchase program. Our share repurchase program was authorized by the Board of Directors in April 2000, permitting us to repurchase up to 5% of our issued and outstanding shares of Common Stock. In July 2002, our Board of Directors approved an increase to the existing share repurchase program authorizing the purchase of up to an additional 5% of our issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of our management. From January 1, 2003 through March 25, 2003, we repurchased 744,500 shares of our Common Stock under the share repurchase program. At March 25, 2003, a total of 291,733 shares of Common Stock remained authorized for repurchase under the program.

  Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2002:

		Payments Due
(dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt(1)	$459.0	$—	$—	$230.0	$229.0
Leases	64.3	12.6	21.3	15.3	15.1
Purchases of Affiliate equity(2)	575.6	11.2	139.3	129.6	295.5
Other liabilities(3)	34.4	12.3	17.6	4.0	0.5

(1)
Long-term debt reflects the principal payments on the zero coupon senior convertible notes and mandatory convertible debt securities, each described above. After December 31, 2002, we repurchased $111.5 million of principal amount at maturity of the zero coupon senior convertible notes in privately negotiated transactions.

(2)
Purchases of Affiliate equity reflect estimates of our obligations to purchase additional equity in our Affiliates. As described previously, these payment obligations will occur in varying amounts over the next 19 years, and the actual timing and amounts of such obligations cannot be predicted with any certainty. As one measure of the potential magnitude of such obligations, assuming that all such obligations had become due as of December 31, 2002, the aggregate amount of these obligations would have totaled approximately $575.6 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $67.2 million on an annualized basis as of December 31, 2002. Unlike other purchase obligations, the timing of which is uncertain, in the case of our investment in Friess we are scheduled to purchase 19% of the firm in the fourth quarter of 2004, for an amount to be determined based on a multiple of Owners' Allocation at the time of the purchase, which is intended to approximate fair value.

(3)
Other liabilities reflect notes payable to Affiliate management partners that were issued in connection with our purchase of additional Affiliate equity interests.

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

        With respect to any debt financing, we may be exposed to potential fluctuations in the amount of interest expense resulting from changing interest rates. We may seek to offset such interest rate exposure in part by entering into hedging contracts.

  Market Risk

        In the past we have used interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposure. During February 2001, we became a party to $50 million notional amount of interest rate swap contracts. In February 2002, we closed $25 million notional amount of these contracts and entered into a new $25 million notional amount contract, which was subsequently closed in June 2002. In December 2002 our remaining $25 million notional amount interest rate swap contract expired. Although we don't currently have any interest rate swap contracts in place, we may enter into such contracts, or engage in similar hedging activities, in the future.

        In using these derivative instruments, we face certain risks that are not directly related to market movements including, but not limited to, credit risk. Credit risk, or the risk of loss arising from a counterparty's failure or inability to meet payment or performance terms of a contract, is a particularly significant element of an interest rate swap contract. We attempt to control this risk through analysis of our counterparties and ongoing examinations of outstanding payments and delinquencies. There can be no assurance that we will use such derivative contracts in the future or that the amount of coverage we might obtain will cover all of our indebtedness outstanding at any such time. Therefore, there can be no assurance that any possible derivative contracts will meet their overall objective of reducing our interest expense.

Recent Accounting Developments

        In January 2003, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses reporting and disclosure requirements for Variable Interest Entities ("VIEs"). FIN 46 defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective. While we do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial condition, we may be required to consolidate the building and financing of our corporate headquarters, which is discussed in Note 3 to our Consolidated Financial Statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"). FAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based compensation when companies elect to expense stock options at fair value at the time of grant. As we currently follow the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees," the transition provision of FAS 148 will not apply to us. FAS 148 also requires additional interim disclosure for all companies with stock-based employee compensation. The interim disclosure requirements are effective for periods that begin after December 15, 2002. We will provide the required disclosure in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses financial accounting and reporting for companies that issue certain guarantees. Under FIN 45, we are required to recognize a liability for the fair value of all guarantees entered into or modified after December 31, 2002, even when the likelihood of making any payments under the guarantee is remote. FIN 45 also requires enhanced disclosures for guarantees existing at December 31, 2002. The impact of the adoption of FIN 45 on our reported operating results and financial position is not expected to be material.

        In October 2001, the FASB issued Financial Accounting Standard No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 establishes new rules for the recognition and measurement of asset impairment as well as the reporting of disposals of a business segment and the recognition of losses from the discontinuation of operations. Our adoption of FAS 144 on January 1, 2002 did not have a material effect on our financial statements.

        In July 2001, the FASB issued Financial Accounting Standard No. 141 ("FAS 141"), "Business Combinations," and FAS 142 ("Goodwill and Other Intangible Assets"). FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. We adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002. Note 12 to our Consolidated Financial Statements presents our Net Income for 2001 and 2000 as though we had adopted FAS 142 on January 1, 2001 and January 1, 2000, respectively.

        In 1998, the FASB deferred the effective date of FAS 133 to financial statements for fiscal years beginning after June 15, 2000. We adopted FAS 133 on January 1, 2001 and reported a $2.2 million transition adjustment, which was reclassified into earnings in 2001 and 2002. The transition adjustment became fully amortized in 2002.

Critical Accounting Policies

  Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). While most asset-based advisory fees are billed by our Affiliates quarterly, some are billed before services are rendered ("in advance") and others are billed after services are rendered ("in arrears"). In each case, revenue is recognized as the services are rendered. Any fees billed in advance are deferred and recognized as revenue over the period of service. Unlike asset-based fees, which are calculated based upon a contractual percentage of a client's assets under management, performance-based fees are generally assessed as a percentage of the investment performance realized on a client's account in a quarterly or annual period. Performance-based fees are recognized in the quarter in which the fee becomes billable.

  Intangible Assets

        In allocating the purchase price of our acquisitions and assessing the recoverability of our intangible assets, we must make estimates and assumptions to determine the value of each asset and, where applicable, its useful life. In this analysis, we estimate future cash flows and remaining lives of certain assets. Additionally, we utilize assumptions concerning valuation multiples, client attrition, tax benefits and discount rates in our valuations. If these estimates or their related assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

        At December 31, 2002, the carrying amount of our intangible assets is as follows:

(dollars in billions)
Goodwill	$739.1
Other Intangible assets—definite-lived	180.9
Other Intangible assets—indefinite-lived	193.1

        We test the carrying amount of each of our intangible assets at least once a year. We test goodwill for each of our operating segments by comparing the carrying amount of goodwill to its fair value. Similarly, we test each of our indefinite-lived intangible assets, which represent captive mutual fund contracts, by comparing their carrying amounts to their related fair value. We test our definite-lived intangible assets by comparing their carrying amounts to the remaining projected undiscounted cash flows attributable to the assets.

  Deferred Taxes

        Deferred taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of our assets and liabilities. Historically, our deferred taxes have been comprised primarily of deferred tax liabilities attributable to intangible assets and deferred tax assets from state credits and loss carryforwards.

        In measuring the amount of our deferred taxes each period, we must project the impact on our future tax payments of any reversal of deferred tax liabilities (which would increase our tax payments), and any use of our state credits and carryforwards (which would decrease our tax payments). In forming these estimates, we make assumptions about future federal and state income tax rates and the apportionment of future taxable income to states in which we have operations. An increase or decrease in federal or state income tax rates could have a material impact on our deferred income tax liabilities and assets and would result in a current income tax charge or benefit. For example, a 1% increase to our projected average tax rate would increase our deferred tax liabilities and income tax expense by $1.5 million.

        In the case of our deferred tax assets, we regularly assess the need for valuation allowances, which would reduce these assets to their recoverable amounts. In forming these estimates, we make assumptions of future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that these assets will be realized, we record an adjustment to the valuation allowance, which would decrease tax expense in the period such determination was made. Likewise, should we determine that we would be unable to realize additional amounts of our deferred tax assets, an adjustment to the valuation allowance would be charged to tax expense in the period such determination was made. For example, if we were to make an investment in a new Affiliate located in a state where we have operating loss carryforwards, the projected taxable income from the new Affiliate could be offset by these operating loss carryforwards, justifying a reduction to the valuation allowance.

  Headquarters Lease

        In 2001, we entered into a lease agreement with an owner-lessor entity ("Lessor") to finance the construction of our corporate headquarters building in Prides Crossing, Massachusetts (the "Building"). In accordance with Statement of Financial Accounting Standard No. 13 "Accounting for Leases" and related interpretations, the Building and the related financing obligations of the Lessor are not included on our consolidated balance sheet. As previously discussed, in January 2003 the FASB released FIN 46, which upon its effectiveness in the third quarter of 2003 will require the consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. As a result, if we are determined to be the primary beneficiary, we would be required to consolidate the Building and its related financing (approximately $20 million), as more fully described in Note 3 to our Consolidated Financial Statements.

  Earnings Per Share

        Basic Earnings per share ("EPS") is calculated by dividing Net Income by the weighted average number of shares of our Common Stock outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of incremental shares of our Common Stock including, but not limited to, stock options or convertible bonds. Diluted EPS does not include approximately 1.6 million shares of our Common Stock that may be issued upon the conversion of the outstanding zero coupon senior convertible notes because of a contingent conversion feature, which provides for conversion in certain limited circumstances.

Economic and Market Conditions

        The asset management industry is an important segment of the financial services industry in North America and has been a key driver of growth in financial services over the last decade. As of the end of 2001 (the most recently compiled industry data), the assets under management across our principal distribution channels totaled more than $30 trillion. While the aggregate value of assets managed by the industry has been reduced by equity market declines since that time, we believe prospects for overall industry growth (estimated by one industry consultant to increase at a rate of 7.5% annually over the next five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across all three of the principal distribution channels for our Affiliates' products: High Net Worth, Mutual Fund and Institutional.

        In the High Net Worth distribution channel (comprised of high net worth and affluent individuals, family trusts and managed accounts), we believe that each of the three factors of market performance, demographics and gross domestic product growth will lead to asset growth. High net worth individuals (those having more than $1 million in investable assets) represent the primary component of this distribution channel. At the end of 2001, there were an estimated 2.2 million high net worth individuals, with aggregate assets of $7.6 trillion. One recent industry report forecasts this asset base to grow to a total of $11.2 trillion by the end of 2006, an annual growth rate of 8%. We also expect that assets in the High Net Worth distribution channel will grow as a result of recent innovations in product development and distribution that allow a growing number of affluent investors access to managed account products at lower investment levels than has been traditionally available.

        In the Mutual Fund distribution channel, the Investment Company Institute reports that more than 93 million individuals in almost 55 million households in the United States are invested in mutual funds, representing a 98% penetration level in U.S. households with more than $20,000 in investable assets. In 2002, net inflows to mutual funds (excluding money market funds) totaled approximately $122 billion. Despite positive flows, aggregate mutual fund assets declined from $7 trillion at the end of 2001 to $6.4 trillion at the end of 2002, principally as a result of market declines. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will increase in line with longer-term market growth.

        The substantial majority of assets in the Institutional distribution channel are in retirement plans, and, to a lesser extent, endowments and foundations. Recent industry data indicates that aggregate pension assets totaled nearly $9 trillion at the end of 2001. While growth in Institutional retirement plans has slowed in recent years, we anticipate that the combination of an aging work force, higher funding levels to pension plans that are deemed under-funded and longer-term market growth should contribute to the ongoing strength of this distribution channel.

International Operations

        First Quadrant Limited, an affiliate of First Quadrant, L.P., is organized and headquartered outside of London, England. Tweedy, Browne Company LLC, which is based in New York, maintains a research office in London. DFD Select Group, S.A.R.L., a subsidiary of DFD Select Group, N.V. (in which we own a minority interest), is organized and headquartered in Paris, France. In the future, we may invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

Inflation

        We do not believe that inflation or changing prices have had a material impact on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        For quantitative and qualitative disclosures about how we are affected by market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Stockholders of
Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 and Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

PricewaterhouseCoopers LLP
Boston, Massachusetts March 26, 2003

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$73,427	$27,708
Investment advisory fees receivable	57,148	50,798
Other current assets	9,464	11,009

Total current assets	140,039	89,515
Fixed assets, net	17,802	19,228
Equity investment in Affiliate	1,732	—
Acquired client relationships, net of accumulated amortization of $46,033 in 2001 and $60,562 in 2002	319,645	374,011
Goodwill, net of accumulated amortization of $68,113 in 2001 and 2002	655,311	739,053
Other assets	25,792	21,187

Total assets	$1,160,321	$1,242,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$67,136	$81,404
Notes payable to related party	—	12,348
Zero coupon convertible debt	227,894	—
Senior bank debt	25,000	—

Total current liabilities	320,030	93,752
Zero coupon convertible debt	—	229,023
Mandatory convertible debt	200,000	230,000
Deferred income taxes	38,081	61,658
Other long-term liabilities	23,795	26,202

Total liabilities	581,906	640,635
Commitments and contingencies	—	—
Minority interest	35,075	30,498
Stockholders' equity:
Common Stock ($.01 par value; 80,000 shares authorized; 23,519 shares outstanding in 2001 and 2002)	235	235
Additional paid-in capital	405,087	405,769
Accumulated other comprehensive income (loss)	(846)	(244)
Retained earnings	190,502	246,444

	594,978	652,204
Less: treasury stock, at cost (1,309 shares in 2001 and 1,786 shares in 2002)	(51,638)	(80,343)

Total stockholders' equity	543,340	571,861

Total liabilities and stockholders' equity	$1,160,321	$1,242,994

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2000	2001	2002
Revenue	$458,708	$408,210	$482,536
Operating expenses:
Compensation and related expenses	174,710	134,900	165,909
Amortization of intangible assets	26,409	28,432	14,529
Depreciation and other amortization	4,611	5,669	5,847
Selling, general and administrative	68,216	73,779	84,453
Other operating expenses	10,327	11,143	15,970

	284,273	253,923	286,708

Operating income	174,435	154,287	195,828
Non-operating (income) and expenses:
Investment and other income	(2,264)	(5,105)	(3,473)
Interest expense	15,750	14,728	25,217

	13,486	9,623	21,744

Income before minority interest and income taxes	160,949	144,664	174,084
Minority interest	(65,341)	(61,350)	(80,846)

Income before income taxes	95,608	83,314	93,238
Income taxes	38,952	33,325	37,296

Net Income	$56,656	$49,989	$55,942

Earnings per share—basic	$2.54	$2.26	$2.54

Earnings per share—diluted	$2.49	$2.20	$2.48

Average shares outstanding—basic	22,307,476	22,136,410	22,019,482
Average shares outstanding—diluted	22,748,595	22,732,129	22,577,233
Supplemental disclosure of total comprehensive income:
Net Income	$56,656	$49,989	$55,942
Other comprehensive income	(287)	(504)	602

Total comprehensive income	$56,369	$49,485	$56,544

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2000	2001	2002
Cash flow from operating activities:
Net Income	$56,656	$49,989	$55,942
Adjustments to reconcile Net Income to cash flow from operating activities:
Amortization of intangible assets	26,409	28,432	14,529
Amortization of debt issuance costs	—	4,362	3,582
Depreciation and other amortization	4,611	5,669	5,847
Deferred income tax provision	6,561	5,731	23,234
FAS 133 transition adjustment	—	(2,203)	(708)
Reclassification of FAS 133 adjustment to Net Income	—	1,958	245
Accretion of interest	—	751	1,129
Changes in assets and liabilities:
Decrease in investment advisory fees receivable	182,241	15,143	6,901
Decrease (increase) in other current assets	(8,639)	6,347	(2,212)
Decrease (increase) in non-current other receivables	5,064	90	(627)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(87,073)	(27,742)	24,015
Increase (decrease) in minority interest	(32,119)	8,398	(4,577)

Cash flow from operating activities	153,711	96,925	127,300

Cash flow used in investing activities:
Purchase of fixed assets	(6,235)	(7,230)	(6,151)
Costs of investments, net of cash acquired	(104,438)	(335,968)	(136,499)
Distributions received from Affiliate equity investment	428	670	—
Increase in other assets	(699)	(1,146)	(213)
Loans to employees	(786)	—	3,946

Cash flow used in investing activities	(111,730)	(343,674)	(138,917)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	193,500	222,300	290,000
Repayments of senior bank debt	(217,000)	(348,300)	(315,000)
Issuances of debt securities	—	427,143	30,000
Issuances of equity securities	8,412	9,130	3,453
Repayments of notes payable	—	—	(7,113)
Repurchase of stock	(48,858)	(9,113)	(30,432)
Debt issuance costs	(15)	(12,644)	(5,060)

Cash flow from (used in) financing activities	(63,961)	288,516	(34,152)
Effect of foreign exchange rate changes on cash flow	(287)	48	50
Net increase (decrease) in cash and cash equivalents	(22,267)	41,815	(45,719)
Cash and cash equivalents at beginning of year	53,879	31,612	73,427

Cash and cash equivalents at end of year	$31,612	$73,427	$27,708

Supplemental disclosure of cash flow information:
Interest paid	$17,025	$9,727	$19,112
Income taxes paid	52,415	17,732	10,080
Supplemental disclosure of non-cash financing activities:
Common Stock issued for Affiliate equity purchases	—	2,276	2,113
Notes issued for Affiliate equity purchases	—	24,458	15,825
Common Stock received for the exercise of stock options	1,027	—	—
Common Stock received in repayment of loans	—	—	2,263
Capital lease obligations for fixed assets	816	—	—
Notes received for Affiliates equity sales	—	—	1,800

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 1999	23,455,497	$235	$405,883	$83,802	(518,900)	$(11,934)
Issuance of Common Stock	63,547	—	1,227	—	328,938	8,266
Purchase of Common Stock	—	—	(53)	—	(1,287,401)	(49,885)
Net Income	—	—	—	56,656	—	—
Other comprehensive income	—	—	—	(287)	—	—

December 31, 2000	23,519,044	235	407,057	140,171	(1,477,363)	(53,553)

Issuance of Common Stock	—	—	(1,970)	—	325,622	11,028
Purchase of Common Stock	—	—	—	—	(157,100)	(9,113)
Net Income	—	—	—	49,989	—	—
Other comprehensive income	—	—	—	(504)	—	—

December 31, 2001	23,519,044	235	405,087	189,656	(1,308,841)	(51,638)

Issuance of Common Stock	—	—	682	—	177,449	5,566
Purchase of Common Stock	—	—	—	—	(654,932)	(34,271)
Net Income	—	—	—	55,942	—	—
Other comprehensive income	—	—	—	602	—	—

December 31, 2002	23,519,044	$235	$405,769	$246,200	(1,786,324)	$(80,343)

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

        Investments where AMG or an Affiliate does not hold a controlling interest are generally accounted for under the equity method of accounting, and AMG's portion of Net Income is included in investment and other income. Investments in which AMG or the Affiliate owns less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, AMG's portion of Net Income is not included in the Consolidated Statements of Operations and dividends are recorded when, and if, declared. Nevertheless, charges are recognized in the Consolidated Statements of Operations if events or circumstances indicate an other than temporary decline of the carrying value.

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

  Acquired Client Relationships and Goodwill

        The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of net assets acquired, primarily acquired client relationships. In determining the allocation of purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. As a result of the Company's adoption of Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," the cost assigned to indefinitely lived acquired client relationships, generally mutual fund management contracts, is no longer amortized. The cost assigned to all other acquired client relationships is amortized using the straight-line method over a weighted average life of 16 years. The expected useful lives of acquired client relationships are analyzed separately for each acquired Affiliate and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate. In accordance with FAS 142, goodwill is no longer amortized, but instead, reviewed annually for impairment.

        The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is classified as goodwill. Prior to the adoption of FAS 142, goodwill was amortized using the straight-line method over a weighted average life of 32 years. In determining the amortization period for goodwill, the Company considered a number of factors including: the firm's historical and potential future operating performance; the characteristics of the firm's clients, products and investment styles; and the firm's history and perceived franchise or brand value.

        As further described in Note 11, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for such acquired interests. The estimated cost of equity that has been awarded in connection with employment is accrued (net of estimated forfeitures) over the service period as equity-based compensation.

  Debt Issuance Costs

        Debt issuance costs incurred in securing credit facility financing are amortized over the term of the credit facility using the effective interest method. Debt issuance costs incurred in issuing the zero coupon senior convertible securities were amortized over the period to the first investor put date. Debt issuance costs incurred in issuing the mandatory convertible securities are amortized over the period of the forward stock purchase contract component of such securities.

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

        The Company records all derivatives on the balance sheet at fair value. As the Company's hedges are designated and qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item, both of which are based on Eurodollar rates. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings as interest expense. Hedge ineffectiveness was not material in 2001 and 2002.

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

  Equity-Based Compensation Plans

        Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma Net Income and Earnings per share as if the fair value-based method had been applied in measuring compensation cost.

        The Company continues to apply APB 25 and related interpretations in accounting for its equity-based compensation arrangements. Under the fair value method prescribed by FAS 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the expected service period. If the Company's expense for equity-based compensation arrangements had been determined based on the fair value method promulgated by FAS 123, the Company's Net Income and Earnings per share would have been as follows:

	Year Ended December 31,
	2000	2001	2002
Net Income—as reported	$56,656	$49,989	$55,942
Net Income—FAS 123 pro forma	48,962	41,192	46,179
Earnings per share—basic—as reported	2.54	2.26	2.54
Earnings per share—basic—pro forma	2.19	1.85	2.10
Earnings per share—diluted—as reported	2.49	2.20	2.48
Earnings per share—diluted—pro forma	2.15	1.81	2.05

        The weighted average fair value of options granted in the years ended December 31, 2000, 2001 and 2002 were estimated at $26.11, $15.69 and $10.53 per option, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

	Year Ended December 31,
	2000	2001	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.3%	30.0%	27.5%
Risk-free interest rate	5.7%	4.4%	3.4%
Expected life of options (in years)	7.2	5.0	4.6

        In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, ("FAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS 148 amends FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based compensation when companies elect to expense stock options at fair value at the time of grant. As the Company currently follows the intrinsic value method described in APB 25, the transition provision of FAS 148 does not apply. FAS 148 also requires additional interim disclosure for all companies with stock-based employee compensation. The interim disclosure requirements are effective for periods that begin after December 15, 2002, and the Company will provide the required disclosure in its unaudited financial statements for the period ending March 31, 2003.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Recent Accounting Developments

        In October 2001, the FASB issued Financial Accounting Standard No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 establishes new rules for the recognition and measurement of asset impairment as well as the reporting of disposals of a business segment and the recognition of losses from the discontinuation of operations. The Company's adoption of FAS 144 on January 1, 2002, did not have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses financial accounting and reporting for companies that issue certain guarantees. FIN 45 requires the recognition of a liability for the fair value of all guarantees entered into or modified after December 31, 2002, even when the likelihood of making any payments under the guarantee is remote. FIN 45 also requires enhanced disclosures for guarantees existing at December 31, 2002. The impact of the adoption of FIN 45 on the Company's reported operating results and financial position is not expected to be material.

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses reporting and disclosure requirements for Variable Interest Entities ("VIEs"). FIN 46 defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective. As a result, the Company may be required to consolidate the building and financing of the Company's corporate headquarters in its financial statements for periods beginning with the third quarter of 2003.

2. Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and investment advisory fees receivable. The Company maintains cash and cash equivalents, short-term investments and, at times, certain off-balance sheet financial instruments with various financial institutions. These financial institutions are typically located in cities in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed FDIC insurance limits.

3. Fixed Assets and Lease Commitments

        Fixed assets consist of the following:

	At December 31,
	2001	2002
Office equipment	$15,306	$15,625
Furniture and fixtures	11,649	11,705
Leasehold improvements	8,181	13,182
Computer software	3,837	4,534

Total fixed assets	38,973	45,046

Accumulated depreciation	(21,171)	(25,818)

Fixed assets, net	$17,802	$19,228

        The Company and its Affiliates lease computer equipment and office space for their operations. At December 31, 2002, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Year Ending December 31,	Required Minimum Payments
2003	$12,612
2004	11,497
2005	9,848
2006	8,248
2007	7,016
Thereafter	15,092

        Consolidated rent expense for 2000, 2001 and 2002 was $10,327, $11,143 and $15,970, respectively.

        In 2001, the Company entered into a lease agreement with an owner-lessor entity ("Lessor") to finance the construction of its corporate headquarters building in Prides Crossing, Massachusetts (the "Building"). In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" and related interpretations, the Building and the related financing obligations are not included on the Company's consolidated balance sheet. The initial lease term is approximately five years, beginning at the date of the completion of construction, which occurred in December 2001. At the end of the lease term, the Company has the option to extend the lease or purchase the Building for the then outstanding amounts expended by the Lessor for the Building. If the lease is not extended and the Company elects not to acquire the Building, then the Company would be contingently liable for 85% of the construction costs, or approximately $17 million. The Company would also have contingent payment obligations to the Lessor if an event of default should occur during the lease period. If the Company defaults, then its obligation would equal up to 100% of the Lessor's investment in the Building, which could exceed the aforementioned contingent liability.

4. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	At December 31,
	2001	2002
Accounts payable	$1,634	$2,379
Accrued compensation	38,738	40,519
Accrued income taxes	5,615	10,429
Accrued rent	1,772	1,125
Accrued interest	115	163
Deferred revenue	1,546	1,237
Accrued professional services	764	1,631
Other	16,952	23,921

	$67,136	$81,404

5. Benefit Plans

        The Company has two defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and four of its Affiliates, and a non-qualified plan for certain senior employees. Twelve of AMG's other Affiliates have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each participating Affiliate, as the case may be, are able to make discretionary contributions to qualified plan participants up to IRS limits. Consolidated expenses related to the Company's qualified and non-qualified plans in 2000, 2001 and 2002 were $10,759, $5,669 and $7,325, respectively.

        The Company contributed $6,225 to the non-qualified plan (the "Plan") in the year ended December 31, 2000. This irrevocable contribution was expensed when it was contributed. Plan balances are invested equally between the Company's Common Stock and Affiliate investment products. Realized gains on undistributed balances are paid currently to participants. Upon a participant's termination, undistributed employee plan balances are reallocated to the remaining participants in accordance with the terms of the Plan.

6. Long-Term Debt

        At December 31, 2002, long-term senior debt was $459,023, consisting of $229,023 of zero coupon senior convertible notes and $230,000 of mandatory convertible debt securities. At December 31, 2001, long-term senior debt consisted of $200,000 of mandatory convertible debt securities.

        In August 2002, the Company replaced its former senior revolving credit facility with a new senior revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. The effective interest rate on the outstanding borrowings at December 31, 2001 was 2.6%. There were no outstanding borrowings at December 31, 2002. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, dividends and fundamental corporate changes. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by AMG. The Company pays a quarterly commitment fee on the daily unused portion of the Facility, which fee amounted to $252, $474 and $705 for the years ended December 31, 2000, 2001, and 2002 respectively.

        In December 2001, the Company completed a public offering of mandatory convertible debt securities ("FELINE PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, and increased the amount outstanding to $230,000. Each FELINE PRIDE initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (each, a "Senior Note"), on which the Company pays interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of the Company's Common Stock on November 17, 2004 with the number of shares to be determined based upon the average trading price of the Company's Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of the Company's Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000.

        Each of the Senior Notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, the Senior Notes will be remarketed to new investors. If successful, the remarketing will generate $230,000 of proceeds to be used by the original holders of the FELINE PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230,000 in payment on the forward purchase contracts, the Company will issue shares of its Common Stock. The number of shares of Common Stock to be issued will be determined by the price of the Company's Common Stock at that time. The Senior Notes will remain outstanding until November 2006 and (assuming a successful remarketing) will be held by the new investors.

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

        In connection with the purchase of additional Affiliate equity interests in 2001 and 2002, the Company issued $17,157 and $15,825, respectively, of notes to Affiliate partners. Of these amounts, $12,088 is due in 2003 and is included in the Company's Consolidated Financial Statements as a current liability. The balance of these notes, which is included in other long-term liabilities, bears interest at a weighted average interest rate of 5.1% and has maturities that range from 2004 to 2006.

7. Income Taxes

        A summary of the provision for income taxes is as follows:

	Year Ended December 31,
	2000	2001	2002
Federal:
Current	$27,854	$24,144	$12,916
Deferred	5,606	5,016	20,331
State:
Current	4,537	3,450	1,146
Deferred	955	715	2,903

Provision for income taxes	$38,952	$33,325	$37,296

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2000	2001	2002
Tax at U.S. federal income tax rate	35%	35%	35%
Nondeductible expenses	2	2	1
State income taxes, net of federal benefit	4	3	2
Valuation allowance	—	—	2

	41%	40%	40%

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$2,345	$5,385
Intangible amortization	(43,067)	(66,727)
Deferred compensation	1,716	452
Accruals	2,721	4,042

	(36,285)	(56,848)

Valuation allowance	(1,796)	(4,810)

Net deferred income taxes	$(38,081)	$(61,658)

        At December 31, 2002, the Company had state net operating loss carryforwards that will expire over a 15-year period beginning in the year 2003. The Company also has state tax credit carryforwards, which will expire over a 10-year period beginning in 2003. The valuation allowance at December 31, 2001 and 2002 is related to the uncertainty of the realization of most of these loss and credit carryforwards, whose use depends upon the Company's generation of sufficient taxable income prior to their expiration.

8. Derivative Financial Instruments

        At December 31, 2001, the Company had a $25,000 notional amount interest rate swap contract outstanding with a major commercial bank as counter party to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount.

        In February 2002, the Company entered into a second $25,000 notional amount interest rate swap contract. This contract, which did not qualify for hedge accounting, was closed in the second quarter of 2002, and the realized loss, which was not material, was recorded in earnings.

        In December 2002, the Company's $25,000 notional amount of interest rate swap contract expired. At December 31, 2002, the Company did not have any net unrealized losses on derivative instruments.

9. Comprehensive Income

        The Company's comprehensive income includes Net Income, changes in unrealized foreign currency gains and losses and changes in unrealized gains and losses on derivative instruments, which also include the cumulative effect of adopting FAS 133. Comprehensive income, net of taxes, was as follows:

	For the year ended December 31,
	2000	2001	2002
Net Income	$56,656	$49,989	$55,942
Change in unrealized foreign currency gains (losses)	(287)	48	50
Change in net unrealized loss on derivative instruments	—	(830)	830
Reclassification of unrealized (gain) loss on derivative instruments to Net Income	—	425	(425)
Cumulative effect of change in accounting principle—FAS 133 transition adjustment	—	(1,321)	—
Reclassification of FAS 133 transition adjustment to Net Income	—	1,174	147

Comprehensive income	$56,369	$49,485	$56,544

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31,
	2001	2002
Foreign currency translation adjustment	$(294)	$(244)
Unrealized loss on derivative instruments	(552)	—

Accumulated other comprehensive income (loss)	$(846)	$(244)

10. Commitments and Contingencies

        The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a fashion unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

11. Acquisitions

        On August 8, 2002, the Company acquired 60% of New York-based Third Avenue Management LLC ("Third Avenue"). The results of Third Avenue's operations have been included in the Consolidated Financial Statements since that date. Third Avenue serves as the adviser to the Third Avenue family of no-load mutual funds and the sub-adviser to non-proprietary mutual funds and annuities, and also manages separate accounts for high net worth individuals and institutions. The transaction was financed through the Company's working capital and borrowings under the Facility, as described in greater detail in Note 6. During 2002, the Company also made payments to acquire interests in existing Affiliates, which were financed through working capital and the issuance of notes and shares of the Company's Common Stock. The total cost of investments made during 2002 was $152,324 and goodwill recognized in these transactions amounted to $83,742.

        On October 31, 2001, the Company acquired 51% of Friess Associates, LLC ("Friess"). The results of Friess' operations have been included in the Consolidated Financial Statements since that date. Friess is an investment adviser to the Brandywine family of mutual funds and institutional and high net worth accounts and is based in Delaware, Wyoming and Arizona. A summary of the fair values of the net assets acquired in this acquisition is as follows:

Current assets, net	$3,239
Fixed assets	433
Acquired client relationships	110,475
Goodwill	130,638

Total purchase price, including acquisition costs	$244,785

        The fair value of amortizable acquired client relationships of $13,221 is being amortized over 15 years, and the remaining acquired client relationships that are attributable to mutual fund management contracts are not being amortized. All of these intangible assets are deductible for tax purposes.

        In addition, in 2001 the Company made the following investments for a total cost of $124,211, which was paid in cash, notes payable issued, and the Company's Common Stock:

  •
  a 60% voting interest in Welch & Forbes LLC ("Welch & Forbes"), a Boston-based investment adviser to personal trusts, high net worth families and charitable foundations;

  •
  through The Renaissance Group LLC, a 60% interest in Bowling Portfolio Management, a Cincinnati-based investment adviser to institutional and high net worth clients;

  •
  a minority interest in DFD Select Group, N.V., a Paris-based sponsor of an Irish-registered and listed umbrella trust of hedge funds; and

  •
  several additional purchases of management equity in existing Affiliates.

        Goodwill recognized in these transactions amounted to $96,731, all of which is deductible for tax purposes.

        Unaudited pro forma data for the years ended December 31, 2001 and December 31, 2002 are set forth below, giving consideration to the acquisitions occurring in the respective two-year period as if such transactions occurred as of the beginning of 2001, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	Year Ended December 31,
	2001	2002
Revenue	$536,533	$519,059
Net Income	58,423	60,306
Earnings per share—basic	$2.64	$2.74
Earnings per share—diluted	2.57	2.67

        In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $9,695. If required, these contingent payments will be settled for cash beginning in August 2003 and will be accounted for as an adjustment to the purchase price of the Affiliate.

        The Company's operating agreements provide Affiliate managers the right to require AMG to purchase their retained equity interests at certain intervals. The Company is also obligated to purchase all remaining interests held by an Affiliate manager upon his or her death, disability or termination of employment. These purchases are generally calculated based on a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. In addition, to ensure the availability of continued ownership participation for future key employees, the Company can purchase certain equity interests retained by Affiliate managers. At December 31, 2002, the maximum amount of the Company's obligations under these arrangements equaled approximately $575,600. Assuming the closing of all such transactions, AMG would own the prospective cash flow distributions associated with all interests owned by Affiliate managers so purchased, currently estimated to represent approximately $67,242 on an annualized basis.

12. Goodwill and Other Intangible Assets

        In July 2001, the FASB issued Financial Accounting Standard No. 141 ("FAS 141"), "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002. In accordance with FAS 141, goodwill and any other intangible assets determined to have indefinite lives that were acquired in a purchase business combination completed after June 30, 2001 were not amortized from the date of their acquisition. Pursuant to FAS 142, the Company has reviewed the intangibles acquired in prior business combinations for impairment, and determined that there was no impairment.

        The following table reflects the Company's operating results adjusted as though the Company had not amortized goodwill and other indefinitely lived intangible assets in 2000 or 2001.

	Year Ended December 31,
	2000	2001	2002
Net Income (as reported)	$56,656	$49,989	$55,942
Add back: intangible asset amortization	18,493	19,351	—
Tax effect at effective tax rate	(7,397)	(7,739)	—

Adjusted Net Income	$67,752	$61,601	$55,942

Earnings per share—basic—as reported	$2.54	$2.26	$2.54
Earnings per share—basic—as adjusted	3.04	2.78	2.54
Earnings per share—diluted—as reported	2.49	2.20	2.48
Earnings per share—diluted—as adjusted	2.98	2.71	2.48

        As previously described in Note 11, in 2002 the Company completed its investment in Third Avenue and made payments to acquire interests in existing Affiliates of the Company. The increase in goodwill associated with such transactions, as well as the carrying amounts of goodwill, are reflected in the following table for each of the Company's operating segments, which are discussed in greater detail in Note 18:

	High Net Worth	Mutual Fund	Institutional	Total
Balance, as of December 31, 2001	$169,429	$214,741	$271,141	$655,311
Goodwill acquired	11,778	53,793	18,171	83,742

Balance, as of December 31, 2002	$181,207	$268,534	$289,312	$739,053

        The following table reflects the components of intangible assets as of December 31, 2002:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$230,599	$49,722
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	203,974	10,840
Goodwill	807,166	68,113

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 16 years. Amortization expense was $28,432 and $14,529 for the years ended December 31, 2001 and 2002, respectively. The Company estimates that amortization expense will be approximately $16,000 per year from 2003 through 2007, assuming no additional investments in new or existing Affiliates.

13. Stockholders' Equity

  Preferred Stock

        The Company is authorized to issue up to 5,000,000 shares of Preferred Stock in classes or series and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereon as set forth in the stock certificate. Any such Preferred Stock issued by the Company may rank prior to Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

  Common Stock

        In April 2000, the Company's Board of Directors authorized a share repurchase program permitting AMG to repurchase up to 5% of its issued and outstanding shares of Common Stock. In July 2002, the Board of Directors approved an increase to the existing share repurchase program authorizing AMG's repurchase of up to an additional 5% of its issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of AMG's management. In the year ended December 31, 2002, AMG repurchased 581,800 shares of Common Stock at an average price of $52.31 per share. In the year ended December 31, 2001, the Company repurchased 157,100 shares of Common Stock at an average price of $57.97 per share.

  Stock Option and Incentive Plans

        The Company has established the 1997 Stock Option and Incentive Plan (as amended and restated), under which it is authorized to grant options to employees, directors and other key persons. In 2002, stockholders approved an amendment to increase to 5,250,000 the shares of the Company's Common Stock available for issuance under this plan.

        In 2002, the Company's Board of Directors established the 2002 Stock Option and Incentive Plan, under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan has not been approved by the Company's shareholders. There are 2,250,000 shares of the Company's Common Stock available for issuance under this plan.

        The plans are administered by a committee of the Board of Directors. The exercise price of stock options is the fair market value of the Common Stock on the date of grant, or such other amount as the committee may determine in accordance with the relevant plan. The stock options generally vest over periods ranging up to four years and expire seven to ten years after the grant date.

        The following table summarizes the transactions of the Company's stock option and incentive plans for the three-year period ended December 31, 2002.

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding—
December 31, 1999	2,015,250	$27.40
Activity in 2000
Options granted	869,000	49.86
Options exercised	(324,225)	21.46
Options forfeited	(100,875)	29.80

Unexercised options outstanding—
December 31, 2000	2,459,150	$36.02
Activity in 2001
Options granted	1,190,750	63.68
Options exercised	(213,617)	28.17
Options forfeited	(24,875)	38.28

Unexercised options outstanding—
December 31, 2001	3,411,408	$46.15
Activity in 2002
Options granted	968,000	47.14
Options exercised	(111,651)	29.92
Options forfeited	(750)	60.19

Unexercised options outstanding—
December 31, 2002	4,267,007	$46.80
Exercisable options
December 31, 2000	1,011,460	$30.84
December 31, 2001	1,475,870	36.69
December 31, 2002	2,215,869	41.41

        The following table summarizes information about the Company's stock options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/02	Weighted Avg. Remaining Contractual Life (years)	Weighted Avg. Exercise Price	Exercisable as of 12/31/02	Weighted Avg. Exercise Price
$10-20	2,300	5.8	$14.25	2,300	$14.25
20-30	1,002,706	6.1	27.06	841,456	26.71
30-40	298,938	5.5	34.70	286,748	34.68
40-50	835,750	7.9	44.10	319,807	45.45
50-60	1,486,563	7.1	54.38	600,688	55.57
60-70	85,000	7.0	65.19	25,935	64.03
70-80	555,750	6.0	70.03	138,935	70.03

	4,267,007	6.8	$46.80	2,215,869	$41.41

14. Earnings Per Share

        The calculation for basic Earnings per share is based on the weighted average number of shares of the Company's Common Stock outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per share computations. Diluted Earnings per share is similar to basic Earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's Common Stock related to stock options and, in certain instances, the Company's convertible securities, which are described in Note 6. Unlike all other dollar amounts in these Notes, Net Income in this table is not presented in thousands.

	2000	2001	2002
Numerator:
Net Income	$56,656,000	$49,989,000	$55,942,000

Denominator:
Average shares outstanding—basic	22,307,476	22,136,410	22,019,482
Incremental common shares	441,119	595,719	557,751

Average shares outstanding—diluted	22,748,595	22,732,129	22,577,233

Earnings per share:
Basic	$2.54	$2.26	$2.54
Diluted	2.49	2.20	2.48

        On May 25, 2000, the Company's shareholders approved an increase in the number of authorized shares of voting Common Stock from 40,000,000 to 80,000,000. For the years ended December 31, 2000, 2001 and 2002, the Company repurchased a total of 1,261,800, 157,100 and 581,800 shares of Common Stock under various stock repurchase programs.

15. Financial Instruments and Risk Management

        The Company is exposed to market risks brought on by changes in interest rates. Derivative financial instruments may be used by the Company to reduce those risks, as explained in this Note.

(a)  Notional amounts and credit exposures of derivatives

        The notional amount of derivatives does not represent amounts that are exchanged by the parties, and thus are not a measure of the Company's exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on other terms of the interest rate swap derivatives, and the volatility of these rates and prices.

        The Company would be exposed to credit-related losses in the event of nonperformance by the counter parties that issued the financial instruments, although the Company does not expect that the counter parties to interest rate swaps will fail to meet their obligations, given their typically high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements. The Company generally does not give or receive collateral on interest rate swaps because of its own credit rating and that of its counterparties.

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

(c)  Fair Value

        Financial Accounting Standard No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable and other items as defined in FAS 107.

        Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or by using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale; nor are there typically plans to settle liabilities prior to contractual maturity. Additionally, FAS 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the note. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible debt and the mandatory convertible debt at December 31, 2002 was $224,959 and 237,900, respectively. The fair values of interest rate hedging agreements are quoted market prices based on the estimated amount necessary to terminate the agreements. The fair market values of interest rate hedging agreements were ($1,383) and $0 at December 31, 2001 and 2002, respectively.

16. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations of the Company for 2001 and 2002.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$100,475	$100,663	$96,584	$110,488
Operating income	37,312	37,890	35,674	43,411
Income before income taxes	19,883	21,845	20,585	21,001
Net Income	11,930	13,107	12,352	12,600
Earnings per share—diluted	$0.53	$0.58	$0.54	$0.55
	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$119,335	$129,631	$115,258	$118,312
Operating income	49,738	55,560	45,225	45,305
Income before income taxes	24,180	25,588	21,366	22,104
Net Income	14,508	15,353	12,819	13,262
Earnings per share—diluted	$0.63	$0.67	$0.57	$0.60

        During each quarter of 2002, the Company experienced an increase in revenue, operating income and income before income taxes from the same period in 2001, primarily as a result of the Company's investments in Friess and Welch & Forbes in the last quarter of 2001 and Third Avenue in the third quarter of 2002. Net Income and Earnings per share are also higher in each quarter of 2002 because of the adoption of FAS 142 on January 1, 2002.

17. Related Party Transactions

        During 2002, the Company terminated its employee loan program, and all loans were repaid. At December 31, 2002, there were no loans outstanding, while at December 31, 2001, loans outstanding totaled $6,220.

        In connection with the purchase of additional Affiliate equity interests in 2001 and 2002, the Company issued $17,157 and $15,825, respectively, of notes to Affiliate partners. Of these amounts, $12,088 is due in 2003 and is included as a current liability.

18. Segment Information

        Financial Accounting Standard No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company's three principal distribution channels: High Net Worth, Mutual Fund and Institutional.

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

        As described in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in firms with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." In reporting segment operating expenses, Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. Generally, as revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond the Company's Owners' Allocation as an operating expense. All other operating expenses (excluding intangible amortization) and interest expense, have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

	2000
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$138,930	$97,410	$222,368	$458,708
Operating expenses:
Depreciation and amortization	8,094	7,551	15,375	31,020
Other operating expenses	74,873	53,548	124,832	253,253

	82,967	61,099	140,207	284,273

Operating income	55,963	36,311	82,161	174,435
Non-operating (income) and expenses:
Investment and other income	1,226	(606)	(2,884)	(2,264)
Interest expense	5,669	3,438	6,643	15,750

	6,895	2,832	3,759	13,486

Income before minority interest and income taxes	49,068	33,479	78,402	160,949
Minority interest	(16,293)	(12,086)	(36,962)	(65,341)

Income before income taxes	32,775	21,393	41,440	95,608
Income taxes	13,354	8,716	16,882	38,952

Net Income	$19,421	$12,677	$24,558	$56,656

Total assets	$195,880	$194,163	$403,687	$793,730

Goodwill	$103,116	$124,217	$216,783	$444,116

	2001
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$133,780	$113,621	$160,809	$408,210
Operating expenses:
Depreciation and amortization	8,861	8,569	16,671	34,101
Other operating expenses	71,475	60,812	87,535	219,822

	80,336	69,381	104,206	253,923

Operating income	53,444	44,240	56,603	154,287
Non-operating (income) and expenses:
Investment and other income	(977)	(1,545)	(2,583)	(5,105)
Interest expense	5,346	4,120	5,262	14,728

	4,369	2,575	2,679	9,623

Income before minority interest and income taxes	49,075	41,665	53,924	144,664
Minority interest	(18,116)	(15,583)	(27,651)	(61,350)

Income before income taxes	30,959	26,082	26,273	83,314
Income taxes	12,384	10,433	10,508	33,325

Net Income	$18,575	$15,649	$15,765	$49,989

Total assets	$294,053	$381,882	$484,386	$1,160,321

Goodwill	$169,429	$214,741	$271,141	$655,311

	2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$139,789	$164,607	$178,140	$482,536
Operating expenses:
Depreciation and amortization	6,122	1,197	13,057	20,376
Other operating expenses	77,392	89,849	99,091	266,332

	83,514	91,046	112,148	286,708

Operating income	56,275	73,561	65,992	195,828
Non-operating (income) and expenses:
Investment and other income	(956)	(1,222)	(1,295)	(3,473)
Interest expense	7,998	8,573	8,646	25,217

	7,042	7,351	7,351	21,744

Income before minority interest and income taxes	49,233	66,210	58,641	174,084
Minority interest	(21,270)	(28,176)	(31,400)	(80,846)

Income before income taxes	27,963	38,034	27,241	93,238
Income taxes	11,185	15,213	10,898	37,296

Net Income	$16,778	$22,821	$16,343	$55,942

Total assets	$290,227	$498,154	$454,613	$1,242,994

Goodwill	$181,207	$268,534	$289,312	$739,053

19. Subsequent Events (Unaudited)

        In February 2003, the Company completed a private placement of floating rate senior convertible securities due 2033 ("convertible securities") with an aggregate principal amount of $300 million. The convertible securities bear interest at a floating rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 convertible security is convertible into shares of AMG Common Stock upon the occurrence of any of the following events: (i) if the closing price of a share of AMG's Common Stock on the New York Stock Exchange exceeds $97.50 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; (iii) if AMG calls the convertible securities for redemption; or (iv) in the event that AMG takes certain corporate actions. Upon conversion, holders of the securities will receive 12.3077 shares of AMG Common Stock for each $1,000 convertible security. In addition, if at the time of conversion the market price of AMG's Common Stock exceeds $81.25 per share, holders will receive additional shares of AMG Common Stock based on AMG's stock price at the time of the conversion. AMG may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. AMG may be required to repurchase the convertible securities at the option of the holders, on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. AMG may choose to pay the purchase price for such repurchases in cash or shares of AMG Common Stock. It is the Company's current intention to repurchase the securities with cash.

        From January 1, 2003 through March 25, 2003, the Company repurchased 744,500 shares of its Common Stock and $111,500 principal amount at maturity of zero coupon senior convertible notes.

Schedule II
Valuation and Qualifying Accounts

(dollars in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Balance End of Period
Income Tax Valuation Allowance
Year Ended December 31,
2002	$1,796	$3,014	$4,810
2001	1,281	515	1,796
2000	1,173	108	1,281

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
Affiliated Managers Group, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated March 26, 2003 appearing in the 2002 Annual Report to Shareholders of Affiliated Managers Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      PricewaterhouseCoopers LLP

Boston, Massachusetts
March 26, 2003

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Officers of the Registrant

        Information pertaining to our directors and executive officers is incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders to be held on June 3, 2003.

Item 11. Executive Compensation

        Information pertaining to executive compensation is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information pertaining to security ownership of management and certain beneficial owners of our Common Stock is incorporated by reference to our Proxy Statement.

  Equity Compensation Plan Information

        We have two equity compensation plans. The 1997 Stock Option and Incentive Plan (as amended and restated) authorizes us to grant stock options to employees, directors and other key persons. In 2002, stockholders approved an amendment to increase to 5,250,000 the shares of our Common Stock available for issuance under this plan. In addition, in 2002 our Board of Directors established the 2002 Stock Option and Incentive Plan, under which we are authorized to grant non-qualified stock options and certain other awards to our employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to our employees who are not executive officers or directors. This plan has not been approved by our shareholders. There are 2,250,000 shares of our Common Stock available for issuance under this plan.

        The plans are administered by a committee of the Board of Directors. The exercise price of stock options is the fair market value of the Common Stock on the date of grant, or such other amount as the committee may determine in accordance with the relevant plan. The stock options generally vest over periods ranging up to four years and expire seven to ten years after the grant date.

        The following table summarizes our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(2)	3,870,507	$46.85	699,274
Equity compensation plans not approved by stockholders(3)	396,500	46.30	1,853,500

Total	4,267,007	$46.80	2,552,774

(1)
Does not include any restricted stock as such shares are already reflected in our outstanding shares of Common Stock.

(2)
Consists of the 1997 Stock Option and Incentive Plan.

(3)
Consists of the 2002 Stock Option and Incentive Plan.

        The total number of stock options issued under these plans was 869,000, 1,190,750 and 968,000 in 2000, 2001 and 2002, respectively.

Item 13. Certain Relationships and Related Transactions

        Information pertaining to certain relationships and related transactions is incorporated by reference to our Proxy Statement.

Item 14. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the date of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

        (b)    Changes in Internal Controls

        None.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)
(1)    Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules: See Item 8 of this Annual Report on Form 10-K.

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
4.2
Credit Agreement dated as of August 7, 2002 between the Registrant, Bank of America, N.A., as Administrative Agent and Swingline Lender, The Bank of New York as Syndication Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, and the Financial Institutions named therein as Lenders (excluding exhibits and schedules, which we agree to furnish supplementally to the Securities and Exchange Commission upon request), including an amended schedule of lender commitments reflecting the increase of commitments to $250,000,000 (13)
4.3
Stock Purchase Agreement dated November 7, 1995 by and among the Registrant, TA Associates, NationsBank, The Hartford, and the additional parties listed on the signature pages thereto (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
4.4
Preferred Stock and Warrant Purchase Agreement dated August 15, 1997 between the Registrant and Chase Equity Associates (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
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
4.19
Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, dated as of May 1, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (10)
4.20	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, dated as of May 7, 2001, First Union National Bank, Trustee (10)
4.21
Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement, dated as of May 7, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (10)
4.22
Floating Rate Convertible Senior Debentures due February 25, 2033 Purchase Agreement, dated as of February 19, 2003, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated (1)
4.23	Floating Rate Convertible Senior Debentures due February 25, 2033 Indenture, dated as of February 19, 2003, The Bank of New York, Trustee (1)
4.24
Floating Rate Convertible Senior Debentures due February 25, 2033 Registration Rights Agreement, dated as of February 25, 2003, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated (1)
10.1
Amended and Restated Stockholders' Agreement dated October 9, 1997 by and among the Registrant and TA Associates, NationsBank, The Hartford, Chase Capital and the additional parties listed on the signature pages thereto (2)
10.2
Tweedy, Browne Company LLC Limited Liability Company Agreement dated October 9, 1997 by and among the Registrant and the other members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.3
GeoCapital, LLC Amended and Restated Limited Liability Company Agreement dated September 30, 1997 by and among the Registrant and the members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.4
First Quadrant, L.P. Amended and Restated Limited Partnership Agreement dated March 28, 1996 by and among the Registrant and the partners identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
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
10.27	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan (9)
10.28	Affiliated Managers Group, Inc. 2002 Stock Option and Incentive Plan (1)
10.29
(AMG) LLC Interest Purchase Agreement by and among the Registrant and the parties thereto, dated as of February 5, 2003 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)
21.1	Schedule of Subsidiaries (1)
23.2	Consent of PricewaterhouseCoopers LLP (1)
99.1	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

(8)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

(9)
Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A filed April 19, 2000

(10)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2001

(11)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 15, 2001

(12)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 31, 2001

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2002

(b)
Reports on Form 8-K

        We filed the following Reports on Form 8-K during the quarter ended December 31, 2002.

  1.
  Current Report on Form 8-K filed October 24, 2002, containing our press release announcing the Company's financial and operating results for the period ended September 30, 2002.

  2.
  Current Report on Form 8-K filed November 14, 2002, containing a certification by our Chief Executive Officer and Chief Financial Officer concerning our Quarterly Report on Form 10-Q filed November 14, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 28, 2003	By:	/s/ WILLIAM J. NUTT William J. Nutt Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ WILLIAM J. NUTT (William J. Nutt)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2003
/s/ SEAN M. HEALEY (Sean M. Healey)	President, Chief Operating Officer, and Director	March 28, 2003
/s/ DARRELL W. CRATE (Darrell W. Crate)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 28, 2003
/s/ RICHARD E. FLOOR (Richard E. Floor)	Director	March 28, 2003
/s/ STEPHEN J. LOCKWOOD (Stephen J. Lockwood)	Director	March 28, 2003
/s/ HAROLD J. MEYERMAN (Harold J. Meyerman)	Director	March 28, 2003
/s/ RITA M. RODRIGUEZ (Rita M. Rodriguez)	Director	March 28, 2003
/s/ WILLIAM F. WELD (William F. Weld)	Director	March 28, 2003

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, William J. Nutt, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Affiliated Managers Group, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)
Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ WILLIAM J. NUTT William J. Nutt Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Darrell W. Crate, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Affiliated Managers Group, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)
Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ DARRELL W. CRATE Darrell W. Crate Executive Vice President, Chief Financial Officer and Treasurer