Form 10-Q
period 2003-03-31
AFFILIATED MANAGERS GROUP INC
filed 2003-05-15
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒    No ☐

        There were 21,026,270 shares of the Registrant's Common Stock outstanding as of May 12, 2003.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2002	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,708	$171,385
Investment advisory fees receivable	50,798	45,193
Other current assets	11,009	12,802

Total current assets	89,515	229,380
Fixed assets, net	19,228	19,223
Acquired client relationships, net	374,011	370,602
Goodwill, net	739,053	741,568
Other assets	21,187	27,662

Total assets	$1,242,994	$1,388,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$81,404	$57,381
Notes payable to related party	12,348	9,697

Total current liabilities	93,752	67,078
Senior convertible debt	229,023	427,445
Mandatory convertible securities	230,000	230,000
Deferred income taxes	61,658	68,271
Other long-term liabilities	26,202	20,075

Total liabilities	640,635	812,869
Minority interest	30,498	24,207
Stockholders' equity:
Common Stock	235	235
Additional paid-in capital	405,769	405,751
Accumulated other comprehensive income (loss)	(244)	(55)
Retained earnings	246,444	259,441

	652,204	665,372
Less: treasury stock, at cost	(80,343)	(114,013)

Total stockholders' equity	571,861	551,359

Total liabilities and stockholders' equity	$1,242,994	$1,388,435

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2002	2003
Revenue	$119,335	$110,247
Operating expenses:
Compensation and related expenses	41,442	39,311
Selling, general and administrative	19,607	19,518
Amortization of intangible assets	3,332	4,014
Depreciation and other amortization	1,350	1,514
Other operating expenses	3,866	3,968

	69,597	68,325

Operating income	49,738	41,922

Non-operating (income) and expenses:
Investment and other income	(600)	(1,475)
Interest expense	6,536	5,441

	5,936	3,966

Income before minority interest and income taxes	43,802	37,956
Minority interest	(19,622)	(16,294)

Income before income taxes	24,180	21,662
Income taxes—current	4,175	2,052
Income taxes—intangible-related deferred	5,408	5,950
Income taxes—other deferred	89	663

Net Income	$14,508	$12,997

Average shares outstanding—basic	22,224,931	21,392,149
Average shares outstanding—diluted	22,963,309	21,728,942
Earnings per share—basic	$0.65	$0.61
Earnings per share—diluted	$0.63	$0.60
Supplemental disclosure of total comprehensive income:
Net Income	$14,508	$12,997
Other comprehensive income	142	189

Total comprehensive income	$14,650	$13,186

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2002	2003
Cash flow from (used in) operating activities:
Net Income	$14,508	$12,997
Adjustments to reconcile Net Income to cash flow from (used in) operating activities:
Amortization of intangible assets	3,332	4,014
Amortization of debt issuance costs	1,483	603
Depreciation and other amortization	1,350	1,514
Deferred income tax provision	5,381	6,613
Accretion of interest	280	250
Other adjustments	61	(531)
Changes in assets and liabilities:
Decrease (increase) in investment advisory fees receivable	(2,016)	5,605
Increase in other current assets	(850)	(1,793)
Decrease in non-current other receivables	271	234
Decrease in accounts payable, accrued expenses and other liabilities	(6,628)	(25,300)
Decrease in minority interest	(6,524)	(6,291)

Cash flow from (used in) operating activities	10,648	(2,085)

Cash flow used in investing activities:
Purchase of fixed assets	(1,220)	(1,509)
Costs of investments, net of cash acquired	(2,152)	(3,119)
Increase in other assets	(182)	(15)

Cash flow used in investing activities	(3,554)	(4,643)

Cash flow from financing activities:
Borrowings of senior bank debt	—	85,000
Repayments of senior bank debt	—	(85,000)
Issuances of debt securities	30,000	300,000
Issuances of equity securities	1,047	—
Repayments of notes payable	—	(7,502)
Repurchases of stock	—	(33,688)
Repurchases of debt securities	—	(101,297)
Debt issuance costs	(1,102)	(7,297)

Cash flow from financing activities	29,945	150,216

Effect of foreign exchange rate changes on cash flow	(33)	189
Net increase in cash and cash equivalents	37,006	143,677
Cash and cash equivalents at beginning of period	73,427	27,708

Cash and cash equivalents at end of period	$110,433	$171,385

Supplemental disclosure of cash flow information
Interest paid	$3,046	$5,781
Income taxes paid	170	1,131
Supplemental disclosure of non-cash financing activities:
Notes issued for Affiliate equity purchases	4,990	—
Capital lease obligations for fixed assets	—	320

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.     Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All material intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except per share data) are stated in thousands, unless otherwise indicated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2.     Long-Term Debt

        At March 31, 2003, long-term senior debt was $657,445, consisting of $127,445 of zero coupon senior convertible notes, $300,000 of floating rate senior convertible securities and $230,000 of mandatory convertible debt securities. At December 31, 2002, long-term senior debt consisted of $229,023 of zero coupon senior convertible notes and $230,000 of mandatory convertible debt securities.

        In August 2002, the Company replaced its former senior revolving credit facility with a new senior revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. There were no outstanding borrowings under the Facility at March 31, 2003 or December 31, 2002. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, dividends and fundamental corporate changes. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by AMG.

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold a total of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2004, 2006, 2011 and 2016. If the holders exercise this option, the Company may elect to repurchase the securities with cash, shares of its Common Stock or some combination thereof. It is the Company's current intention to repurchase the securities with cash. In the first quarter of 2003, the Company repurchased $111,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions, which resulted in a gain of $531. During the period from April 1, 2003 to May 12, 2003, the Company repurchased $5,000 principal amount at maturity of zero coupon senior convertible notes.

        In December 2001, the Company completed a public offering of mandatory convertible debt securities ("FELINE PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, and increased the amount outstanding to $230,000. As described below, these securities are structured to provide $230,000 in additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in November 2004.

        Each FELINE PRIDE initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (each, a "Senior Note"), on which the Company pays interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of the Company's Common Stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of the Company's Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of the Company's Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000, which represents a "settlement rate" of 0.2974 to 0.3420 shares, respectively, per $25 Senior Note. Based on the current trading price of the Company's Common Stock, the purchase contracts would settle at the rate of 0.3420 shares per Senior Note, which equates to the receipt of $73.10 for each share issued.

        Each of the Senior Notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, the Senior Notes will be remarketed to new investors. A successful remarketing will generate $230,000 of proceeds to be used by the original holders of the FELINE PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230,000 in payment on the forward purchase contracts, the Company will issue shares of its Common Stock. As referenced above, the number of shares of Common Stock to be issued will be determined by the price of the Company's Common Stock at that time. The Senior Notes will remain outstanding until November 2006 and (assuming a successful remarketing) will be held by the new investors.

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a floating rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 convertible security is convertible into shares of the Company's Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's Common Stock on the New York Stock Exchange exceeds $97.50 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the convertible securities for redemption. Upon conversion, holders of the securities will receive 12.3077 shares of the Company's Common Stock for each $1,000 convertible security. In addition, if at the time of conversion the market price of the Company's Common Stock exceeds $81.25 per share, holders will receive additional shares of the Company's Common Stock based on the Company's stock price at the time of the conversion. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. The Company may be required to repurchase the convertible securities at the option of the holders on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases in cash or shares of the Company's Common Stock. It is the Company's current intention to repurchase the securities with cash.

3.     Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2002	2003
Federal:
Current	$3,668	$1,796
Deferred	4,810	5,786
State:
Current	507	256
Deferred	687	827

Provision for income taxes	$9,672	$8,665

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2002	March 31, 2003
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$5,385	$5,693
Intangible amortization	(66,727)	(72,677)
Deferred compensation	452	452
Convertible securities interest	—	(548)
Accruals	4,042	3,805

	(56,848)	(63,275)
Valuation allowance	(4,810)	(4,996)

Net deferred income taxes	$(61,658)	$(68,271)

        The Company has state net operating loss carryforwards that will expire over a 15-year period beginning in 2003. The Company also has state tax credit carryforwards, which will expire over a 10-year period beginning in 2003. The valuation allowance at December 31, 2002 and March 31, 2003 is related to the uncertainty of the realization of most of these loss and credit carryforwards, the use of which depends upon the Company's generation of sufficient taxable income prior to their expiration.

4.     Comprehensive Income

        A summary of comprehensive income, net of taxes, is as follows:

	For the Three Months Ended March 31,
	2002	2003
Net Income	$14,508	$12,997
Change in unrealized foreign currency gains (losses)	(33)	189
Change in net unrealized loss on derivative instruments	175	—

Comprehensive income	$14,650	$13,186

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31, 2002	March 31, 2003
Foreign currency translation adjustment	$(244)	$(55)

5.     Earnings Per Share

        The calculation for basic Earnings per share is based on the weighted average number of shares of the Company's Common Stock outstanding during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per share computations. Diluted Earnings per share is similar to basic Earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's Common Stock related to stock options and, in certain instances, the Company's convertible securities. Unlike all other dollar amounts in these notes, Net Income in this table is not presented in thousands.

	For the Three Months Ended March 31,
	2002	2003
Numerator:
Net Income	$14,508,000	$12,997,000
Denominator:
Average shares outstanding—basic	22,224,931	21,392,149
Incremental common shares	738,378	336,793

Average shares outstanding—diluted	22,963,309	21,728,942

Earnings per share:
Basic	$0.65	$0.61
Diluted	$0.63	$0.60

        During the three months ended March 31, 2003, the Company repurchased 744,500 shares of its Common Stock at an average price of $45.24 per share under its share repurchase program. This share repurchase program was authorized by the Board of Directors in April 2000, permitting the Company to repurchase up to 5% of its issued and outstanding shares of Common Stock. In July 2002 and April 2003, the Company's Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of the Company's issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of the Company's management. At May 12, 2003, a total of 1,341,144 shares of Common Stock remained authorized for repurchase under the program.

6.     Commitments and Contingencies

        The Company's operating agreements provide Affiliate managers the right to require AMG to purchase their retained equity interests at certain intervals. The Company is also obligated to purchase all remaining interests held by an Affiliate manager upon his or her death, disability or termination of employment. These purchases are generally calculated based on a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. In addition, to ensure the availability of continued ownership participation for future key employees, the Company can purchase certain equity interests retained by Affiliate managers. At March 31, 2003, the maximum amount of the Company's obligations under these arrangements equaled approximately $556,078. Assuming the closing of all such transactions, AMG would own the prospective Owners' Allocation of all interests owned by Affiliate managers so purchased, currently estimated to represent approximately $66,072 on an annualized basis.

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

7.     Related Party Transactions

        In connection with the purchase of additional Affiliate equity interests, the Company periodically issues notes to Affiliate partners. As of March 31, 2003, the notes totaled $27,096, of which $9,697 is included on the Consolidated Balance Sheet as a current liability and $17,399 is included in other long-term liabilities. These notes bear interest at a weighted average rate of 4.3% and have maturities that range from 2003 to 2008.

8.     Equity-Based Compensation Plans

        Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma Net Income and Earnings per share as if the fair value-based method had been applied in measuring compensation cost. In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, ("FAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS 148 amends FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based compensation if companies elect to expense stock options at fair value at the time of grant.

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

        If the Company's expense for equity-based compensation arrangements had been determined based on the fair value method promulgated by FAS 123, the Company's Net Income and Earnings per share would have been as follows.

	For the Three Months Ended March 31,
	2002	2003
Net Income—as reported	$14,508	$12,997
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,441	2,322

Net Income—FAS 123 pro forma	$12,067	$10,675

Earnings per share—basic—as reported	$0.65	$0.61
Earnings per share—basic—pro forma	0.54	0.50
Earnings per share—diluted—as reported	0.63	0.60
Earnings per share—diluted—pro forma	0.53	0.49

9.     Segment Information

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

        In reporting segment operating expenses, Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. As described in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in firms with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." Generally, as revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond the Company's Owners' Allocation as an operating expense. All other operating expenses (excluding intangible amortization) and interest expense have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

Statements of Income

	For the Three Months Ended March 31, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$36,221	$38,678	$44,436	$119,335
Operating expenses:
Depreciation and amortization	1,196	268	3,218	4,682
Other operating expenses	19,805	20,087	25,023	64,915

	21,001	20,355	28,241	69,597

Operating income	15,220	18,323	16,195	49,738
Non-operating (income) and expenses:
Investment and other income	(162)	(152)	(286)	(600)
Interest expense	2,131	2,128	2,277	6,536

	1,969	1,976	1,991	5,936

Income before minority interest and income taxes	13,251	16,347	14,204	43,802
Minority interest	(5,536)	(6,826)	(7,260)	(19,622)

Income before income taxes	7,715	9,521	6,944	24,180
Income taxes	3,086	3,808	2,778	9,672

Net Income	$4,629	$5,713	$4,166	$14,508

	For the Three Months Ended March 31, 2003
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$32,015	$41,446	$36,786	$110,247
Operating expenses:
Depreciation and amortization	1,516	347	3,665	5,528
Other operating expenses	18,376	23,154	21,267	62,797

	19,892	23,501	24,932	68,325

Operating income	12,123	17,945	11,854	41,922
Non-operating (income) and expenses:
Investment and other income	(393)	(682)	(400)	(1,475)
Interest expense	1,641	2,126	1,674	5,441

	1,248	1,444	1,274	3,966

Income before minority interest and income taxes	10,875	16,501	10,580	37,956
Minority interest	(4,253)	(6,624)	(5,417)	(16,294)

Income before income taxes	6,622	9,877	5,163	21,662
Income taxes	2,649	3,951	2,065	8,665

Net Income	$3,973	$5,926	$3,098	$12,997

Balance Sheet Information

	Total Assets
At December 31, 2002	$290,227	$498,154	$454,613	$1,242,994

At March 31, 2003	$324,212	$555,299	$508,924	$1,388,435

10.   Goodwill and Other Intangible Assets

        During the three months ended March 31, 2003, the Company made payments to acquire interests in existing Affiliates of the Company. The increase in goodwill associated with such transactions, as well as the carrying amounts of goodwill, are reflected in the following table for each of the Company's operating segments. All goodwill acquired during the quarter will be deductible for tax purposes.

	High Net Worth	Mutual Fund	Institutional	Total
Balance, as of December 31, 2002	$181,207	$268,534	$289,312	$739,053
Goodwill acquired	756	45	1,714	2,515

Balance, as of March 31, 2003	$181,963	$268,579	$291,026	$741,568

        The following table reflects the components of intangible assets as of March 31, 2003:

	Intangible Assets	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$231,204	$53,736
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	193,134	—
Goodwill	741,568	—

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 14 years. Amortization expense was $3,332 and $4,014 for the three months ended March 31, 2002 and 2003, respectively. The Company estimates that amortization expense will be approximately $16,200 per year from 2003 through 2007, assuming no additional investments in new or existing Affiliates.

11.   Recent Accounting Developments

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses reporting and disclosure requirements for Variable Interest Entities ("VIEs"). FIN 46 defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. The Company is continuing to assess the impact of FIN 46 on its Consolidated Financial Statements, and may be required to consolidate its corporate headquarters and related financing (approximately $20,000) beginning in the third quarter of 2003. The consolidation of the Company's corporate headquarters and related financing would not materially impact the Company's operating results or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        When used in this Quarterly Report on Form 10-Q and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our stock or other securities in order to finance investments in additional investment management firms or additional investments in our affiliated investment management firms, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of March 31, 2003, our affiliated investment management firms managed approximately $68.4 billion in assets across a broad range of investment styles and in three principal distribution channels: High Net Worth, Mutual Fund and Institutional. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we provide more than 150 investment products across a broad range of asset classes and investment styles and in our three principal distribution channels. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in these distribution channels.

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

        While we operate our business through our Affiliates in these distribution channels, we strive to maintain each Affiliate's entrepreneurial culture and independence through our investment structure. Our principal investment structure involves the ownership of a majority interest in our Affiliates, with each Affiliate organized as a separate firm. Each Affiliate operating agreement is tailored to meet that Affiliate's particular characteristics and provides us the authority to cause or prevent certain actions to protect our interests.

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

        We only agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including a potential increase in expenses or decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which help to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or forgoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses, or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us. In addition, with certain Affiliates, we operate under a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

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

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model (although we continue to provide equity incentives at these Affiliates). In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate more fully in any increase or decrease in the revenue or expenses of such firms. In those cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. Currently, our profit-based Affiliates account for less than 10% of our EBITDA.

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

        Principally, our assets under management are directly managed by our Affiliates. One of our Affiliates also manages assets in the Institutional distribution channel using overlay strategies. Overlay assets (assets managed subject to strategies which employ futures, options or other derivative securities) generate asset-based fees that are typically substantially lower than the asset-based fees generated by our Affiliates' other investment strategies. Therefore, changes in directly managed assets generally have a greater impact on our revenue from asset-based fees than changes in overlay assets under management.

        In addition to the revenue derived from providing investment management services, we derive a small portion of our revenue from transaction-based brokerage fees and distribution fees at certain Affiliates. In the case of the transaction-based brokerage business at Third Avenue Management LLC ("Third Avenue"), our percentage participation in Third Avenue's brokerage fee revenue is substantially less than our percentage participation in the investment management fee revenue realized by Third Avenue and our other Affiliates. For this reason, increases or decreases in our consolidated revenue that are attributable to Third Avenue brokerage fees will not affect our Net Income and EBITDA to the same degree as investment management services revenue from Third Avenue and our other Affiliates.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this report) and a statement of changes for each period.

Assets under Management—Operating Segment	December 31, 2002	March 31, 2003
(dollars in billions)
High Net Worth	$20.6	$19.6
Mutual Fund	16.4	15.4
Institutional	33.8	33.4

	$70.8	$68.4

Directly managed assets—percent of total	91%	91%
Overlay assets—percent of total	9%	9%

	100%	100%

Assets under Management—Statement of Changes	For the Three Months Ended March 31, 2003
(dollars in billions)
Beginning of period	$70.81
Net client cash flows	0.04
Investment performance	(2.44)

End of period	$68.41

        Our assets under management at March 31, 2003 were $68.4 billion, 3% lower than at December 31, 2002. The decrease in assets under management was primarily attributable to a decline in the equity markets during the first quarter of 2003.

        The operating segment analysis presented in the table below is based on average assets under management. For the High Net Worth and Institutional distribution channels, average assets under management represents an average of the assets at the beginning and end of the applicable period. For the Mutual Fund distribution channel, average assets under management represents an average of the daily net assets. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended March 31,
			% Change
(in millions, except as noted)	2002	2003
Average assets under management (in billions)
High Net Worth	$24.9	$20.1	(19)%
Mutual Fund	14.5	15.9	10%
Institutional	41.5	33.6	(19)%

Total	$80.9	$69.6	(14)%

Revenue(1)
High Net Worth	$36.2	$32.0	(12)%
Mutual Fund	38.7	41.4	7%
Institutional	44.4	36.8	(17)%

Total	$119.3	$110.2	(8)%

Net Income(1)
High Net Worth	$4.6	$4.0	(13)%
Mutual Fund	5.7	5.9	4%
Institutional	4.2	3.1	(26)%

Total	$14.5	$13.0	(10)%

EBITDA(2)
High Net Worth	$11.1	$9.8	(12)%
Mutual Fund	11.9	12.3	3%
Institutional	12.4	10.5	(15)%

Total	$35.4	$32.6	(8)%

(1)
Note 9 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

(2)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments, meet working capital requirements and generate cash flow in each of our distribution channels. EBITDA is not a measure of liquidity under generally accepted accounting principles and should not be considered an alternative to cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Liquidity and Capital Resources." For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        Our revenue decreased 8% in the three months ended March 31, 2003 from the three months ended March 31, 2002, primarily as a result of a decline in directly managed assets attributable to the decline in the value of assets under management, which resulted principally from a decline in the equity markets. This decline was partially offset by the revenue of Third Avenue, our most recent investment, which closed in August 2002. The 8% decrease in revenue was proportionately less than the 14% decrease in average assets under management as a result of an increase in transaction-based brokerage fee revenue relating to our investment in Third Avenue, which is not billed based on assets under management. Additionally, our low-margin overlay assets declined during 2002 and the first quarter of 2003, which decline did not have a significant impact on revenue. Excluding the impact of increased brokerage fees and decreased overlay assets, our revenue decreased 11% and average assets under management decreased 12%.

        The following discusses the changes in our revenue by operating segments.

  High Net Worth Distribution Channel

        The decrease in revenue of 12% in the High Net Worth distribution channel in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, resulted primarily from a decline in average assets under management, resulting principally from a decline in the equity markets. This decline in average assets under management was partially offset by an increase in average assets under management resulting from our investment in Third Avenue. The decrease in revenue was proportionately less than the decrease in average assets under management primarily as a result of a shift in assets under management within this distribution channel to accounts that realize higher fees and, unrelated to the changes in assets under management, an increase in transaction-based brokerage fee revenue associated with our investment in Third Avenue.

  Mutual Fund Distribution Channel

        The increase in revenue of 7% in the Mutual Fund distribution channel in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, resulted primarily from an increase in average assets under management, which was principally attributable to our investment in

Third Avenue and, unrelated to the changes in assets under management, an increase in transaction-based brokerage fee revenue also associated with our investment in Third Avenue. These increases were partially offset by a decline in average assets under management resulting principally from a decline in the equity markets. The increase in revenue was proportionately less than the increase in average assets under management because of an increase in assets under management in mutual funds that realize lower fees.

  Institutional Distribution Channel

        The decrease in revenue of 17% in the Institutional distribution channel in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, resulted primarily from a decline in average assets under management, resulting principally from a decline in the equity markets. Unrelated to changes in assets under management, revenue also modestly decreased because of a shift in assets under management within this distribution channel to accounts that realize lower fees. The decrease in revenue was proportionately less than the decrease in average assets under management because of increases in revenue unrelated to the changes in assets under management, including an increase in transaction-based brokerage fee revenue associated with our investment in Third Avenue and an increase in performance fee revenue in this distribution channel.

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

        The following table summarizes our consolidated operating expenses.

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2002	2003
Compensation and related expenses	$41.4	$39.3	(5)%
Selling, general and administrative	19.6	19.5	(1)%
Amortization of intangible assets	3.3	4.0	21%
Depreciation and other amortization	1.4	1.5	7%
Other operating expenses	3.9	4.0	3%

Total operating expenses	$69.6	$68.3	(2)%

        The decrease in total operating expenses was less than the decrease in revenue as a result of our investment in Third Avenue, which has a proportionately larger Operating Allocation than many of our other Affiliates. Excluding intangible amortization expenses (which generally do not correspond to changes in revenue) and the impact of the investment in Third Avenue, our consolidated operating expenses decreased generally in line with the decrease in revenue.

        Compensation and related expenses decreased 5% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease in compensation expenses was primarily a result of the decreased revenue and operating expenses at Affiliates with revenue sharing arrangements, and lower holding company compensation. These decreases were partially offset by an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue.

        Selling, general and administrative expenses decreased 1% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease in selling, general and administrative expenses was principally attributable to decreases in spending by our Affiliates from their Operating Allocations, and was partially offset by an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue.

        The increase in amortization of intangible assets of 21% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, resulted principally from an increase in intangible assets resulting from our investment in Third Avenue and, to a lesser extent, our purchases of additional interests in existing Affiliates during 2002 and the first three months of 2003.

        Other operating expenses increased 3% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, principally as a result of an increase in aggregate Affiliate expenses associated with our investment in Third Avenue and increased spending from the Operating Allocation at Affiliates with revenue sharing arrangements.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2002	2003
Minority interest	$19.6	$16.3	(17)%
Income tax expense	9.7	8.7	(10)%
Interest expense	6.5	5.4	(17)%
Investment and other income	0.6	1.5	150%

        Minority interest decreased 17% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, principally as a result of the previously discussed decrease in revenue. The decrease in minority interest was proportionately greater than the 8% decrease in revenue because of investment spending by certain Affiliates from their Owners' Allocation, which decreased the minority interest at such Affiliates.

        The 10% decrease in income taxes in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, was attributable to the decrease in income before taxes, as our effective tax rate of 40% did not change from the prior period.

        Interest expense decreased 17% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease in interest expense was principally attributable to amortization of debt issuance costs on the zero coupon senior convertible notes, which were fully amortized by the end of the second quarter of 2002 (and therefore did not recur in the first quarter of 2003) and a decrease in the effective interest rate of our senior revolving credit facility. These decreases were partially offset by the amortization of debt issuance costs related to our new senior revolving credit facility and our issuance of floating rate convertible securities, both further described in "Liquidity and Capital Resources."

        Investment and other income increased 150% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. This increase was attributable to the maintenance of higher levels of excess cash at the holding company as a result of our sale of floating rate senior convertible securities in February 2003, and a $0.5 million gain from our subsequent repurchases of zero coupon senior convertible notes, each described in greater detail in "Liquidity and Capital Resources." The average investment return on our cash exceeded the interest rate of both the outstanding zero coupon senior convertible notes and the floating rate senior convertible securities during the three months ended March 31, 2003.

  Net Income

        The following table summarizes Net Income:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2002	2003
Net Income	$14.5	$13.0	(10)%

        The 10% decrease in Net Income in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, resulted principally from the decreases in revenue and reported operating, interest and minority interest expenses, as described above. These decreases were partially offset by an increase in investment and other income, also described above.

Supplemental Performance Measure

        As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, Net Income. Cash Net Income is defined as Net Income plus amortization and deferred taxes related to intangible assets plus Affiliate depreciation. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of interests in our affiliated investment management firms. Cash Net Income is used by our management and Board of Directors as a principal performance benchmark, including as a measure for aligning executive compensation with stockholder value.

        Since our acquired assets do not generally depreciate or require replacement by AMG, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continue to generate tax deductions is added back, because these accruals would be used only in the event of a future sale of an Affiliate or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets. Conversely, we do not add back the deferred taxes relating to our floating rate senior convertible securities or other depreciation expenses. In connection with our recent issuance of the convertible securities, we modified our definition of Cash Net Income to clarify that deferred taxes relating to these securities and certain depreciation are not added back. In prior periods, Cash Net Income represented Net Income plus amortization, deferred taxes and depreciation.

        The following table provides a reconciliation of Cash Net Income to Net Income for the following periods.

	For the Three Months Ended March 31,
(dollars in millions)	2002(1)	2003
Net Income	$14.5	$13.0
Intangible amortization	3.3	4.0
Intangible-related deferred taxes(2)	5.5	6.0
Affiliate depreciation(3)	1.4	1.0

Cash Net Income(1)	$24.7	$24.0

(1)
Cash Net Income for the three months ended March 31, 2002 is presented as previously reported under our prior definition and represents Net Income plus amortization, deferred taxes and depreciation. As described above, we modified our definition of Cash Net Income in connection with our recent issuance of the floating rate senior convertible securities. If we had used the modified definition of Cash Net Income for that period, Cash Net Income would have been $24.3 million.

(2)
Under our definition of Cash Net Income prior to our issuance of the convertible securities in the first quarter of 2003, the figure for the three months ended March 31, 2002 represents our total deferred taxes.

(3)
Under our definition of Cash Net Income prior to our issuance of the convertible securities in the first quarter of 2003, the figure for the three months ended March 31, 2002 represents our consolidated depreciation.

        Cash Net Income decreased 3% in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, primarily as a result of the previously described factors affecting Net Income, and, to a lesser extent, the decrease in depreciation as a result of the modification of our definition, as described above. These decreases were partially offset by increases in intangible amortization and intangible-related deferred taxes. If we had used our prior definition of Cash Net Income for the first quarter of 2003, including adding back the deferred taxes relating to our floating rate senior convertible securities, Cash Net Income would have been higher by approximately $1.1 million, or 5%.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources as of the periods indicated below:

(dollars in millions)	December 31, 2002	March 31, 2003
Balance Sheet Data
Cash and cash equivalents	$27.7	$171.4
Senior bank debt	—	—
Zero coupon convertible debt	229.0	127.4
Floating rate convertible securities	—	300.0
Mandatory convertible securities	230.0	230.0

	For the Three Months Ended March 31,
	2002	2003
Cash Flow Data
Operating cash flow	$10.6	$(2.1)
Investing cash flow	(3.6)	(4.6)
Financing cash flow	29.9	150.2
EBITDA(1)	35.4	32.6

(1)
The definition of EBITDA is presented in Note 2 on page 18.

        We have met our cash requirements primarily through cash generated by operating activities, the issuances of convertible debt securities and equity and borrowings under our senior credit facility. For the three months ended March 31, 2002, our principal uses of cash were to make distributions to Affiliate managers and for working capital purposes. For the three months ended March 31, 2003, our principal uses of cash were to repurchase a portion of our outstanding zero coupon senior convertible debt, repurchase shares of our Common Stock, repay indebtedness, make distributions to Affiliate managers and for working capital purposes. We expect that our principal uses of cash for the foreseeable future will be for additional investments, distributions to Affiliate managers, payment of principal and interest on outstanding debt, additional investments in existing Affiliates (including our purchase of Affiliate managers' retained equity), the repurchase of shares of our Common Stock and outstanding zero coupon senior convertible debt and for working capital purposes.

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

        In May 2001, we completed the private placement of zero coupon senior convertible notes in which we sold a total of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, accreting at a rate of 0.50% per annum. Each $1,000 zero coupon senior convertible note is convertible into 11.62 shares of our Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our Common Stock exceeds specified levels for specified periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. We have the option to redeem the securities for cash on or after May 7, 2006, and the holders may require us to repurchase the securities at their accreted value on May 7 of 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be paid in cash or shares of our Common Stock. It is our current intention to repurchase the securities with cash. If our Common Stock continues to trade at or near current market prices, we anticipate that some or all of the outstanding securities may be redeemed by investors at their book value for cash in May 2004. During the three months ended March 31, 2003, we repurchased $111.5 million principal amount at maturity of these notes in privately negotiated transactions with the proceeds of a private placement of $300 million of floating rate senior convertible securities, further described below. During the period from April 1, 2003 through May 12, 2003, we repurchased an additional $5 million principal amount at maturity of these notes.

        In December 2001, we completed a public offering of mandatory convertible debt securities ("FELINE PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, and increased the amount outstanding to $230 million. As described below, these securities are structured to provide $230 million in additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in November 2004.

        Each FELINE PRIDE initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (each, a "Senior Note"), on which we pay interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of our Common Stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of our Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000, which represents a "settlement rate" of 0.2974 to 0.3420 shares, respectively, per $25 Senior Note. Based on the current trading price of our Common Stock, the purchase contracts would settle at the rate of 0.3420 shares per Senior Note, which equates to the receipt of $73.10 for each share issued.

        Each of the Senior Notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, the Senior Notes will be remarketed to new investors. A successful remarketing will generate $230 million of proceeds to be used by the original holders of the FELINE PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230 million in payment on the forward purchase contracts, we will issue shares of our Common Stock. As referenced above, the number of shares of Common Stock to be issued will be determined by the price of our Common Stock at that time. The Senior Notes will remain outstanding until November 2006 and (assuming a successful remarketing) will be held by the new investors.

        In anticipation of a possible repurchase of the outstanding zero coupon senior convertible notes, we completed a private placement of $300 million of floating rate senior convertible securities in February 2003. These securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 floating rate senior convertible security is convertible into shares of our Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of our Common Stock on the New York Stock Exchange exceeds $97.50 per share over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we exercise our option to call the convertible securities for redemption. Upon conversion, the holders will receive 12.3077 shares of our Common Stock for each $1,000 floating rate senior convertible security. In addition, if at the time of conversion the market price of our Common Stock exceeds $81.25 per share, holders will receive additional shares of our Common Stock based on the price of our Common Stock at the time of the conversion. We may redeem the floating rate senior convertible securities for cash at any time on or after February 25, 2008, at their principal amount. The holders of the convertible securities may require us to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases in cash or shares of our Common Stock. It is our current intention to repurchase these securities with cash.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. Whereas the implied interest rate for these securities for tax purposes is 5.62%, the actual rate is three-month LIBOR minus 0.50% (as of May 12, 2003, this rate equaled 0.79%). Based on current LIBOR rates, we believe our issuance of these securities will increase our deferred taxes by approximately $5.7 million per year. While these deferred tax liabilities may never reverse, all will reverse if, on the fifth anniversary of the issuance of the securities or later, the securities are redeemed, and if our Common Stock is trading at $81.25 per share or less. All deferred taxes will be reclassified to equity if the securities convert and our Common Stock is trading at more than $91.35 per share when it is delivered to holders.

        Our obligations to purchase additional equity in our Affiliates extend over the next 19 years. These payment obligations will occur at varying times and in varying amounts over that period, and the actual timing and amounts of such obligations cannot be predicted with any certainty. As one measure of the potential magnitude of such obligations, assuming that all such obligations had become due as of March 31, 2003, the aggregate amount of these obligations would have totaled approximately $556.1 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $66.1 million on an annualized basis as of March 31, 2003. In order to provide the funds necessary for us to meet such obligations and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. These potential obligations, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.

  Operating Cash Flow

        The decrease in cash flow from operations in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, resulted principally from the timing of year-end compensation bonus payments. While for the year ended December 31, 2001, a significant portion of compensation bonus payments was made in December 2001, a significant portion of such payments for the year ended December 31, 2002 was made in the first quarter of 2003.

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

        The following table provides a reconciliation of EBITDA to cash flow from operations for the each of the periods indicated:

	For the Three Months Ended March 31,
(dollars in millions)	2002	2003
Cash flow from operations	$10.6	$(2.1)
Interest expense, net of non-cash items	4.8	4.6
Current tax provision	4.2	2.0
Changes in assets and liabilities, and other adjustments	15.8	28.1

EBITDA	$35.4	$32.6

  Investing Cash Flow

        Changes in net cash flow from investing activities result primarily from our additional investments in existing Affiliates. Net cash flow used to make these investments was $3.1 million and $2.2 million for the three months ended March 31, 2003, and 2002, respectively.

  Financing Cash Flow

        The increase in net cash flow from financing activities in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, was attributable to our issuance of the floating rate senior convertible securities in February 2003. The principal source of cash from financing activities during the three months ended March 31, 2002 and March 31, 2003 was the issuance of convertible debt securities. In the three months ended March 31, 2003, our uses of cash from financing activities were for the repayment of debt, the repurchase of shares of our Common Stock and the repurchase of $111.5 million of principal amount at maturity of the zero coupon senior convertible notes.

        During the three months ended March 31, 2003, we repurchased 744,500 shares of our Common Stock at an average price of $45.24 per share under our share repurchase program. Our share repurchase program was authorized by the Board of Directors in April 2000, permitting us to repurchase up to 5% of our issued and outstanding shares of Common Stock. In July 2002 and April 2003, our Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of our issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of our management. At May 12, 2003, a total of 1,341,144 shares of Common Stock remained authorized for repurchase under the program.

  Market Risk

        We are currently affected by changes in interest rates through our floating rate senior convertible securities. As discussed above, in February 2003 we issued $300 million of floating rate senior convertible securities, which bear interest at a rate equal to three-month LIBOR minus 0.50%, currently calculated to be 0.79%. If three-month LIBOR increased, our interest expense would increase and, as a result, our Net Income would decrease. For example, if three-month LIBOR increases 0.50% (i.e., 50 basis points), our quarterly interest expense, net of taxes, would increase by approximately $225,000.

        In the past we have used interest rate derivative contracts to manage interest rate risk associated with our borrowings under our senior credit facility, which are subject to variations in the LIBOR rate. During February 2001, we became a party to $50 million notional amount of interest rate swap contracts. In February 2002, we closed $25 million notional amount of these contracts and entered into a new $25 million notional amount contract, which was subsequently closed in June 2002. In December 2002 our remaining $25 million notional amount interest rate swap contract expired. Although we do not currently have any interest rate swap contracts in place, we may enter into such contracts, or engage in similar hedging activities, in the future.

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

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  99.1 Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K:

  We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

  Current Report on Form 8-K filed January 30, 2003, containing our press release announcing our financial and operating results for the period ended December 31, 2002.

  Current Report on Form 8-K filed February 21, 2003, containing our press releases announcing our offering of floating rate senior convertible securities and our entering into a purchase agreement for the sale of such securities.

  Current Report on Form 8-K filed February 27, 2003, containing our press release announcing the sale of $300 million of floating rate senior convertible securities.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
/s/ DARRELL W. CRATE (Darrell W. Crate)
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)
May 15, 2003

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

Date: May 15, 2003	/s/ WILLIAM J. NUTT William J. Nutt Chairman and Chief Executive Officer

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

/s/ DARRELL W. CRATE Darrell W. Crate Executive Vice President, Chief Financial Officer and Treasurer

Date: May 15, 2003

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
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