Form 10-Q
period 2003-06-30
AFFILIATED MANAGERS GROUP INC
filed 2003-08-14
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        There were 21,232,861 shares of the Registrant's Common Stock outstanding as of August 11, 2003.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,708	$200,512
Investment advisory fees receivable	50,798	51,390
Other current assets	11,009	14,146

Total current assets	89,515	266,048
Fixed assets, net	19,228	18,963
Acquired client relationships, net	374,011	367,659
Goodwill, net	739,053	744,414
Other assets	21,187	27,904

Total assets	$1,242,994	$1,424,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$81,404	$66,388
Notes payable to related parties	12,348	12,162

Total current liabilities	93,752	78,550
Senior convertible debt	229,023	423,032
Mandatory convertible securities	230,000	230,000
Deferred income taxes	61,658	75,797
Other long-term liabilities	26,202	19,303

Total liabilities	640,635	826,682
Commitments and contingencies	—	—
Minority interest	30,498	26,597
Stockholders' equity:
Common Stock	235	235
Additional paid-in capital	405,769	406,565
Accumulated other comprehensive income (loss)	(244)	322
Retained earnings	246,444	273,264

	652,204	680,386
Less: treasury stock, at cost	(80,343)	(108,677)

Total stockholders' equity	571,861	571,709

Total liabilities and stockholders' equity	$1,242,994	$1,424,988

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue	$129,631	$116,701	$248,966	$226,948
Operating expenses:
Compensation and related expenses	42,046	40,213	83,488	79,524
Amortization of intangible assets	3,364	4,033	6,696	8,047
Depreciation and other amortization	1,452	1,610	2,802	3,124
Selling, general and administrative	24,061	20,878	43,669	40,396
Other operating expenses	3,148	3,810	7,014	7,778

	74,071	70,544	143,669	138,869

Operating income	55,560	46,157	105,297	88,079
Non-operating (income) and expenses:
Investment and other income	(792)	(1,484)	(1,392)	(2,959)
Interest expense	7,044	5,981	13,580	11,422

	6,252	4,497	12,188	8,463

Income before minority interest and taxes	49,308	41,660	93,109	79,616
Minority interest	(23,720)	(18,621)	(43,342)	(34,915)

Income before income taxes	25,588	23,039	49,767	44,701
Income taxes—current	4,696	1,690	8,871	3,742
Income taxes—intangible-related deferred	5,506	5,949	10,914	11,899
Income taxes—other deferred	33	1,577	122	2,240

Net Income	$15,353	$13,823	$29,860	$26,820

Average shares outstanding—basic	22,196,540	21,044,650	22,210,658	21,217,440
Average shares outstanding—diluted	22,862,980	21,485,681	22,912,528	21,602,489
Earnings per share—basic	$0.69	$0.66	$1.34	$1.26
Earnings per share—diluted	$0.67	$0.64	$1.30	$1.24
Supplemental disclosure of total comprehensive income:
Net Income	$15,353	$13,823	$29,860	$26,820
Other comprehensive income	140	377	282	566

Total comprehensive income	$15,493	$14,200	$30,142	$27,386

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Cash flow from operating activities:
Net Income	$15,353	$13,823	$29,860	$26,820
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	3,364	4,033	6,696	8,047
Amortization of debt issuance costs	1,159	853	2,642	1,456
Depreciation and other amortization	1,452	1,610	2,802	3,124
Deferred income tax provision	5,539	7,526	11,036	14,139
Accretion of interest	287	155	567	405
Other adjustments	(532)	(24)	(586)	(555)
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(1,985)	(6,197)	(4,001)	(592)
Decrease (increase) in other current assets	466	1,088	(384)	(705)
Increase in non-current other receivables	(294)	(934)	(23)	(700)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,391	11,448	8,763	(13,852)
Increase (decrease) in minority interest	705	2,390	(5,819)	(3,901)

Cash flow from operating activities	40,905	35,771	51,553	33,686

Cash flow used in investing activities:
Purchase of fixed assets	(2,647)	(1,350)	(3,867)	(2,859)
Cost of investments, net of cash acquired	(13,645)	(2,999)	(15,797)	(6,118)
Investment in marketable securities	—	(1,852)	—	(1,852)
Decrease (increase) in other assets	(31)	3	(213)	(12)

Cash flow used in investing activities	(16,323)	(6,198)	(19,877)	(10,841)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	160,000	—	160,000	85,000
Repayments of senior bank debt	(160,000)	—	(160,000)	(85,000)
Issuances of debt securities	—	—	30,000	300,000
Issuances of equity securities	1,546	4,773	2,593	4,773
Repayments of notes payable	—	(566)	—	(8,068)
Repurchases of stock	(8,560)	—	(8,560)	(33,688)
Repurchases of debt securities	—	(4,544)	—	(105,841)
Debt issuance costs	(164)	(164)	(1,266)	(7,461)

Cash flow from (used in) financing activities	(7,178)	(501)	22,767	149,715

Effect of foreign exchange rate changes on cash flow	77	55	44	244
Net increase in cash and cash equivalents	17,481	29,127	54,487	172,804
Cash and cash equivalents at beginning of period	110,433	171,385	73,427	27,708

Cash and cash equivalents at end of period	$127,914	$200,512	$127,914	$200,512

Supplemental disclosure of non-cash financing activities:
Notes issued for Affiliate equity purchases	$7,603	$938	$12,593	$938
Capital lease obligations for fixed assets	—	—	—	320
Notes received for Affiliate equity sales	1,800	—	1,800	—
Stock issued in repayment of note	—	465	—	465

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

2.     Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents held at various financial institutions. For AMG and certain Affiliates, cash deposits at a financial institution may exceed FDIC insurance limits.

3.     Long-Term Debt

        At June 30, 2003, long-term senior debt was $653,032, consisting of $123,032 of zero coupon senior convertible notes, $300,000 of floating rate senior convertible securities and $230,000 of mandatory convertible debt securities. At December 31, 2002, long-term senior debt consisted of $229,023 of zero coupon senior convertible notes and $230,000 of mandatory convertible debt securities.

  Senior Revolving Credit Facility

        In August 2002, the Company replaced its former senior revolving credit facility with a new senior revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. There were no outstanding borrowings under the Facility at June 30, 2003 or December 31, 2002. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, dividends and fundamental corporate changes. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by AMG.

  Zero Coupon Senior Convertible Notes

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold a total of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into 11.62 shares of the Company's Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's Common Stock on the New York Stock Exchange is more than a specified price over certain periods (initially $93.53 and increasing incrementally each six calendar-month period for the next 20 years to $94.62 on April 1, 2021); (ii) if the credit rating assigned to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2004, 2006, 2011 and 2016. If the holders exercise this option, the Company may elect to repurchase the securities with cash, shares of its Common Stock or some combination thereof. During the six months ended June 30, 2003, the Company repurchased $116,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions, which resulted in a gain of $555.

  Mandatory Convertible Debt Securities

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

        Each FELINE PRIDE initially consists of (i) a senior note due November 17, 2006 (each, a "Senior Note"), on which the Company pays interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's Common Stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of the Company's Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of the Company's Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000. Based on the current trading price of the Company's Common Stock, the purchase contracts would settle for 3,146,000 shares, which equates to the receipt of $73.10 per share.

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

  Floating Rate Senior Convertible Securities

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each convertible security is convertible into shares of the Company's Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's Common Stock on the New York Stock Exchange exceeds $97.50 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company exercises its option to call the convertible securities for redemption. Upon conversion, holders of the securities will receive 12.3077 shares of the Company's Common Stock for each convertible security. In addition, if the market price of the

Company's Common Stock exceeds $81.25 per share at the time of conversion, holders will receive additional shares of the Company's Common Stock based on the Company's stock price at the time of the conversion. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. The holders of the convertible securities may require the Company to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases in cash or shares of the Company's Common Stock.

4.     Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Federal:
Current	$4,736	$1,479	$8,389	$3,275
Deferred	4,847	6,585	9,657	12,371
State:
Current	(40)	211	482	467
Deferred	692	941	1,379	1,768

Provision for income taxes	$10,235	$9,216	$19,907	$17,881

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2002	June 30, 2003
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$5,385	$5,970
Intangible amortization	(66,727)	(78,627)
Deferred compensation	452	452
Convertible securities interest	—	(1,951)
Accruals	4,042	3,511

	(56,848)	(70,645)
Valuation allowance	(4,810)	(5,152)

Net deferred income taxes	$(61,658)	$(75,797)

        The Company has state net operating loss carryforwards that will expire over a 15-year period beginning in 2003. The Company also has state tax credit carryforwards, which will expire over a 10-year period beginning in 2003. The valuation allowance at December 31, 2002 and June 30, 2003 is related to the uncertainty of the realization of most of these loss and credit carryforwards, the use of which depends upon the Company's generation of sufficient taxable income prior to their expiration.

5.     Comprehensive Income

        A summary of comprehensive income, net of taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Net Income	$15,353	$13,823	$29,860	$26,820
Change in unrealized foreign currency gains	77	55	44	244
Change in net unrealized loss on derivative instruments	63	—	238	—
Change in unrealized gain on investment securities	—	322	—	322

Comprehensive income	$15,493	$14,200	$30,142	$27,386

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31, 2002	June 30, 2003
Foreign currency translation adjustment	$(244)	$—
Unrealized gain on investment securities	—	322

6.     Earnings Per Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Numerator:
Net Income	$15,353,000	$13,823,000	$29,860,000	$26,820,000
Denominator:
Average shares outstanding—basic	22,196,540	21,044,650	22,210,658	21,217,440
Incremental common shares	666,440	441,031	701,870	385,049

Average shares outstanding—diluted	22,862,980	21,485,681	22,912,528	21,602,489

Earnings per share:
Basic	$0.69	$0.66	$1.34	$1.26
Diluted	$0.67	$0.64	$1.30	$1.24

        During the six months ended June 30, 2003, the Company repurchased 744,500 shares of its Common Stock at an average price of $45.24 per share under its share repurchase program. This share repurchase program was authorized by the Board of Directors in April 2000, permitting the Company to repurchase up to 5% of its issued and outstanding shares of Common Stock. In July 2002 and April 2003, the Company's Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of the Company's issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of the Company's management. At June 30, 2003, a total of 1,341,144 shares of Common Stock remained authorized for repurchase under the program.

7.     Commitments and Contingencies

        The Company's operating agreements provide Affiliate managers the right to require AMG to purchase their retained equity interests at certain intervals. The Company is also obligated to purchase all remaining interests held by an Affiliate manager upon his or her death, disability or termination of employment. These purchases are generally calculated based on a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. In addition, to ensure the availability of continued ownership participation for future key employees, the Company can purchase certain equity interests retained by Affiliate managers. At June 30, 2003, the maximum amount of the Company's obligations under these arrangements equaled approximately $597,154. Assuming the closing of all such transactions, AMG would own the prospective cash flow distributions of all interests owned by Affiliate managers so purchased, currently estimated to represent approximately $77,632 on an annualized basis.

        The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

8.     Related Party Transactions

        In connection with the purchase of additional Affiliate equity interests, the Company periodically issues notes to Affiliate partners. As of June 30, 2003, the notes totaled $27,638, of which $12,162 is included on the Consolidated Balance Sheet as a current liability and $15,476 is included in other long-term liabilities. These notes bear interest at a weighted average rate of 4.3% and have maturities that range from 2003 to 2008.

9.     Equity-Based Compensation Plans

        Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require adoption of a fair value-based accounting method for stock-based compensation arrangements. Under the fair value method prescribed by FAS 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the expected service period. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided it discloses its pro forma Net Income and Earnings per share as if the fair value-based method had been applied in measuring compensation cost.

        In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS 148 amended FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based compensation if companies elect to expense stock options at fair value at the time of grant. Since the Company continues to apply APB 25 and related interpretations in accounting for its equity-based compensation arrangements, the transition provision of FAS 148 does not currently apply.

        If the Company's expense for equity-based compensation arrangements had been determined based on the fair value method promulgated by FAS 123, the Company's Net Income and Earnings per share would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Net Income—as reported	$15,353	$13,823	$29,860	$26,820
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,441	2,322	4,882	4,644

Net Income—FAS 123 pro forma	$12,912	$11,501	$24,978	$22,176

Earnings per share—basic—as reported	$0.69	$0.66	$1.34	$1.26
Earnings per share—basic—pro forma	0.58	0.55	1.12	1.05
Earnings per share—diluted—as reported	0.67	0.64	1.30	1.24
Earnings per share—diluted—pro forma	0.56	0.54	1.09	1.03

10.   Segment Information

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

        In reporting segment operating expenses, Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. As described in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in firms with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." Generally, as revenue increases, additional compensation is paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond the Company's Owners' Allocation as an operating expense. All other operating expenses (excluding intangible amortization) and interest expense have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

Statements of Income

	For the Three Months Ended June 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$35,183	$41,235	$53,213	$129,631
Operating expenses:
Depreciation and amortization	1,320	294	3,202	4,816
Other operating expenses	18,890	21,752	28,613	69,255

	20,210	22,046	31,815	74,071

Operating income	14,973	19,189	21,398	55,560
Non-operating (income) and expenses:
Investment and other income	(243)	(266)	(283)	(792)
Interest expense	2,130	2,288	2,626	7,044

	1,887	2,022	2,343	6,252

Income before minority interest and income taxes	13,086	17,167	19,055	49,308
Minority interest	(5,540)	(7,202)	(10,978)	(23,720)

Income before income taxes	7,546	9,965	8,077	25,588
Income taxes	3,018	3,986	3,231	10,235

Net income	$4,528	$5,979	$4,846	$15,353

	For the Three Months Ended June 30, 2003
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$31,477	$44,746	$40,478	$116,701
Operating expenses:
Depreciation and amortization	1,513	451	3,679	5,643
Other operating expenses	18,048	24,090	22,763	64,901

	19,561	24,541	26,442	70,544

Operating income	11,916	20,205	14,036	46,157
Non-operating (income) and expenses:
Investment and other income	(444)	(599)	(441)	(1,484)
Interest expense	1,723	2,361	1,897	5,981

	1,279	1,762	1,456	4,497

Income before minority interest and income taxes	10,637	18,443	12,580	41,660
Minority interest	(4,283)	(7,580)	(6,758)	(18,621)

Income before income taxes	6,354	10,863	5,822	23,039
Income taxes	2,541	4,345	2,330	9,216

Net income	$3,813	$6,518	$3,492	$13,823

	For the Six Months Ended June 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$71,404	$79,913	$97,649	$248,966
Operating expenses:
Depreciation and amortization	2,516	562	6,420	9,498
Other operating expenses	38,695	41,839	53,637	134,171

	41,211	42,401	60,057	143,669

Operating income	30,193	37,512	37,592	105,297
Non-operating (income) and expenses:
Investment and other income	(405)	(418)	(569)	(1,392)
Interest expense	4,261	4,416	4,903	13,580

	3,856	3,998	4,334	12,188

Income before minority interest and income taxes	26,337	33,514	33,258	93,109
Minority interest	(11,076)	(14,028)	(18,238)	(43,342)

Income before income taxes	15,261	19,486	15,020	49,767
Income taxes	6,104	7,794	6,009	19,907

Net income	$9,157	$11,692	$9,011	$29,860

	For the Six Months Ended June 30, 2003
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$63,492	$86,192	$77,264	$226,948
Operating expenses:
Depreciation and amortization	3,029	798	7,344	11,171
Other operating expenses	36,424	47,244	44,030	127,698

	39,453	48,042	51,374	138,869

Operating income	24,039	38,150	25,890	88,079
Non-operating (income) and expenses:
Investment and other income	(837)	(1,281)	(841)	(2,959)
Interest expense	3,364	4,487	3,571	11,422

	2,527	3,206	2,730	8,463

Income before minority interest and income taxes	21,512	34,944	23,160	79,616
Minority interest	(8,536)	(14,204)	(12,175)	(34,915)

Income before income taxes	12,976	20,740	10,985	44,701
Income taxes	5,190	8,296	4,395	17,881

Net income	$7,786	$12,444	$6,590	$26,820

Balance Sheet Information

	Total Assets
At December 31, 2002	$290,227	$498,154	$454,613	$1,242,994

At June 30, 2003	$325,458	$574,268	$525,262	$1,424,988

11.   Goodwill and Other Intangible Assets

        During the six months ended June 30, 2003, the Company made payments to acquire interests in existing Affiliates of the Company. The increase in goodwill associated with such transactions, as well as the carrying amounts of goodwill, are reflected in the following table for each of the Company's operating segments. All goodwill acquired during the quarter will be deductible for tax purposes.

	High Net Worth	Mutual Fund	Institutional	Total
Balance, as of December 31, 2002	$181,207	$268,534	$289,312	$739,053
Goodwill acquired	1,228	45	4,088	5,361

Balance, as of June 30, 2003	$182,435	$268,579	$293,400	$744,414

        The following table reflects the components of intangible assets as of June 30, 2003:

	Intangible Assets	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$231,749	$57,769
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	193,679	—
Goodwill	744,414	—

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 14 years. Amortization expense was $3,364 and $4,033 for the three months ended June 30, 2002 and 2003, respectively, and $6,696 and $8,047 for the six months ended June 30, 2002 and 2003, respectively. The Company estimates that amortization expense will be approximately $16,200 per year from 2003 through 2007, assuming no additional investments in new or existing Affiliates.

12.   Recent Accounting Developments

        In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses reporting and disclosure requirements for Variable Interest Entities ("VIEs"). FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective for reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. As a result, the Company will be required to consolidate any VIEs for which it is the primary beneficiary (currently limited to its corporate headquarters and related financing of approximately $20,000) in the third quarter of 2003. The adoption of FIN 46 will not materially impact the Company's operating results or financial position.

        In May 2003, the FASB issued Financial Accounting Standard No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain financial instruments that represent obligations of the issuer and have characteristics of both liabilities and equity. Since the Company does not have any financial instruments that meet the criteria of FAS 150, the adoption of FAS 150 is not expected to have any effect on the Company's operating results or financial position.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of June 30, 2003, our affiliated investment management firms managed approximately $77.3 billion in assets across a broad range of investment styles and in three principal distribution channels: High Net Worth, Mutual Fund and Institutional. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

  •
  Our Affiliates provide advisory or sub-advisory services to more than 30 domestic and offshore mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

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

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model (although we continue to provide equity incentives at these Affiliates). In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate more fully in any increase or decrease in the revenue or expenses of such firms. In those cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. Currently, our profit-based Affiliates account for less than 10% of our EBITDA (as defined in Note 2 on page 19).

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

        In addition to the revenue derived from providing investment management services, we derive a small portion of our revenue from transaction-based brokerage fees and distribution fees at certain Affiliates. In the case of the transaction-based brokerage business at Third Avenue Management LLC ("Third Avenue"), our percentage participation in Third Avenue's brokerage fee revenue is substantially less than our percentage participation in the investment management fee revenue realized by Third Avenue and our other Affiliates. For this reason, increases or decreases in our consolidated revenue that are attributable to Third Avenue brokerage fees will not affect our Net Income and EBITDA to the same degree as investment management fee revenue from Third Avenue and our other Affiliates.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this report) and a statement of changes for each period.

Assets under Management—Operating Segment	December 31, 2002	June 30, 2003
(dollars in billions)
High Net Worth	$20.6	$21.4
Mutual Fund	16.4	18.2
Institutional	33.8	37.7

	$70.8	$77.3

Directly managed assets—percent of total	91%	91%
Overlay assets—percent of total	9%	9%

	100%	100%

Assets under Management—Statement of Changes	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003
(dollars in billions)
Beginning of period	$68.4	$70.8
Net client cash flows	(0.2)	(0.1)
Investment performance	9.1	6.6

End of period	$77.3	$77.3

        For the three months ended June 30, 2003, our assets under management increased by 13%, to $77.3 billion. During the same three-month period, the S&P 500 Index and Dow Jones Industrial Average increased 15% and 12%, respectively. However, despite the recent increases, for the twelve-month period ended June 30, 2003 (a period which impacts certain comparisons of our assets under management and revenue in this report), the S&P 500 Index and Dow Jones Industrial Average experienced a net decline of 2% and 3%, respectively.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions, except as noted)	2002	2003		2002	2003
Average assets under management (in billions)
High Net Worth	$23.5	$20.5	(13)%	$24.0	$20.5	(15)%
Mutual Fund	15.2	17.2	13%	14.8	16.6	12%
Institutional	38.7	35.6	(8)%	39.3	35.0	(11)%

Total	$77.4	$73.3	(5)%	$78.1	$72.1	(8)%

Revenue(1)
High Net Worth	$35.2	$31.5	(11)%	$71.4	$63.5	(11)%
Mutual Fund	41.2	44.7	8%	79.9	86.2	8%
Institutional	53.2	40.5	(24)%	97.6	77.2	(21)%

Total	$129.6	$116.7	(10)%	$248.9	$226.9	(9)%

Net Income(1)
High Net Worth	$4.5	$3.8	(16)%	$9.2	$7.8	(15)%
Mutual Fund	6.0	6.5	8%	11.7	12.4	6%
Institutional	4.9	3.5	(29)%	9.0	6.6	(27)%

Total	$15.4	$13.8	(10)%	$29.9	$26.8	(10)%

EBITDA(2)
High Net Worth	$11.0	$9.6	(13)%	$22.1	$19.4	(12)%
Mutual Fund	12.5	13.7	10%	24.4	26.0	7%
Institutional	13.9	11.4	(18)%	26.3	21.9	(17)%

Total	$37.4	$34.7	(7)%	$72.8	$67.3	(8)%

(1)
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

        In addition, the billing patterns of our Affiliates will have an impact on revenue in cases of rising or falling markets. As described previously, advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period, while advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. As a consequence, when equity market declines result in decreased assets under management in a particular period, revenue reported on accounts that are billed in advance of that period may appear to have a relatively higher quarterly fee rate, and in the case of equity market appreciation, revenue reported on accounts that are billed in advance of that period may appear to have a relatively lower quarterly fee rate.

        Our revenue decreased 10% and 9%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, primarily as a result of a net decline in the value of average assets under management, which resulted principally from the net decline in the equity markets since the beginning of 2002. This decline was partially offset by an increase in assets under management attributable to our August 2002 investment in Third Avenue. The decreases in revenue were proportionately greater than the decreases in average assets under management of 5% and 8%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002. This resulted from a decrease in performance fees earned in the Institutional distribution channel, and was offset partially by an increase in transaction-based brokerage fee revenue relating to our investment in Third Avenue, which revenue is not based on assets under management.

        The following discusses the changes in our revenue by operating segments.

  High Net Worth Distribution Channel

        The decreases in revenue of 11% in the High Net Worth distribution channel in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, resulted primarily from a decline in average assets under management, which in turn resulted principally from a net decline in the equity markets. This decline in average assets under management was partially offset by an increase in average assets under management resulting from our investment in Third Avenue. The decreases in revenue were proportionately less than the decreases in average assets under management primarily as a result of an increase in transaction-based brokerage fee revenue associated with our investment in Third Avenue.

  Mutual Fund Distribution Channel

        The increases in revenue of 8% in the Mutual Fund distribution channel in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, resulted primarily from an increase in average assets under management, which was principally attributable to our investment in Third Avenue and, unrelated to the changes in assets under management, an increase in transaction-based brokerage fee revenue also associated with our investment in Third Avenue. These increases were partially offset by a net decline in the equity markets. The increases in revenue were proportionately less than the increases in average assets under management because of an increase in assets under management in mutual funds that realize lower fees.

  Institutional Distribution Channel

        The decreases in revenue of 24% and 21%, respectively, in the Institutional distribution channel in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, resulted primarily from a decrease in performance fee revenue, and to a lesser extent, a decline in average assets under management, resulting principally from a net decline in the equity markets. Unrelated to changes in assets under management, the decline in revenue was partially offset by an increase in transaction-based brokerage fee revenue associated with our investment in Third Avenue.

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

        The following table summarizes our consolidated operating expenses.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(dollars in millions)	2002	2003		2002	2003
Compensation and related expenses	$42.0	$40.2	(4)%	$83.5	$79.5	(5)%
Selling, general and administrative	24.1	20.9	(13)%	43.7	40.4	(8)%
Amortization of intangible assets	3.4	4.0	18%	6.7	8.1	21%
Depreciation and other amortization	1.5	1.6	7%	2.8	3.1	11%
Other operating expenses	3.1	3.8	23%	7.0	7.8	11%

Total operating expenses	$74.1	$70.5	(5)%	$143.7	$138.9	(3)%

        The decreases in total operating expenses were less than the decreases in revenue primarily as a result of our investment in Third Avenue, which has a proportionately larger Operating Allocation than most of our other Affiliates. Excluding intangible amortization expenses (which generally do not correspond to changes in revenue) and the impact of the investment in Third Avenue, our consolidated operating expenses decreased generally in line with the decreases in revenue.

        Compensation and related expenses decreased 4% and 5%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, primarily as a result of the decreased revenue and operating expenses at Affiliates with revenue sharing arrangements, and to a lesser extent lower holding company compensation. These decreases were partially offset by an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue.

        Selling, general and administrative expenses decreased 13% and 8%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002. The decreases in selling, general and administrative expenses were principally attributable to decreases in spending by our Affiliates from their Operating Allocations, and were partially offset by an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue.

        The increases in amortization of intangible assets of 18% and 21%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, resulted principally from an increase in intangible assets resulting from our investment in Third Avenue and, to a lesser extent, our purchases of additional interests in existing Affiliates during 2002 and the first six months of 2003.

        Other operating expenses increased 23% and 11%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, principally as a result of an increase in aggregate Affiliate expenses associated with our investment in Third Avenue.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(dollars in millions)	2002	2003		2002	2003
Minority interest	$23.7	$18.6	(22)%	$43.3	$34.9	(19)%
Income tax expense	10.2	9.2	(10)%	19.9	17.9	(10)%
Interest expense	7.0	6.0	(14)%	13.6	11.4	(16)%
Investment and other income	0.8	1.5	88%	1.4	3.0	114%

        Minority interest, which represents the profits allocated to our Affiliates' management owners, decreased 22% and 19%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, principally as a result of the previously discussed decreases in revenue. The decreases in minority interest were proportionately greater than the decreases in revenue because of decreases in revenue at Affiliates in which we own relatively lower percentages of Owners' Allocation and investment spending by certain Affiliates from their Owners' Allocation, which decreased the minority interest at such Affiliates.

        The 10% decreases in income taxes in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, were attributable to the decreases in income before taxes, as our effective tax rate of 40% did not change from the prior periods.

        Interest expense decreased 14% and 16%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002. The decreases in interest expense were principally attributable to amortization of debt issuance costs on the zero coupon senior convertible notes, which were fully amortized by the end of the second quarter of 2002 and payments related to interest rate derivative contracts, which occurred in 2002 but which did not recur in 2003. These decreases were partially offset by the coupon paid on our floating rate senior convertible securities issued in February 2003, and the amortization of debt issuance costs related to our senior revolving credit facility and our floating rate senior convertible securities, both further described in "Liquidity and Capital Resources."

        Investment and other income increased 88% and 114%, respectively, in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002. These increases were attributable to the maintenance of higher levels of excess cash at the holding company as a result of our sale of floating rate senior convertible securities in February 2003, and a gain from our subsequent repurchases of zero coupon senior convertible notes, each described in greater detail in

"Liquidity and Capital Resources." The average investment return on our cash exceeded the interest rate of both the outstanding zero coupon senior convertible notes and the floating rate senior convertible securities during the three and six months ended June 30, 2003.

  Net Income

        The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(dollars in millions)	2002	2003		2002	2003
Net Income	$15.4	$13.8	(10)%	$29.9	$26.8	(10)%

        The 10% decreases in Net Income in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, resulted principally from the decreases in revenue and reported operating, interest and minority interest expenses, as described above. These decreases were partially offset by an increase in investment and other income, also described above.

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

        Since our acquired assets do not generally depreciate or require replacement by AMG, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continue to generate tax deductions is added back, because these accruals would be used only in the event of a future sale of an Affiliate or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets. Conversely, we do not add back the deferred taxes relating to our floating rate senior convertible securities or other depreciation expenses. In connection with our issuance of these convertible securities in February 2003, we modified our definition of Cash Net Income to clarify that deferred taxes relating to these securities and certain depreciation are not added back. In prior periods, Cash Net Income represented Net Income plus amortization, deferred taxes and depreciation.

        The following table provides a reconciliation of Cash Net Income to Net Income for the following periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2002(1)	2003	2002(1)	2003
Net Income	$15.4	$13.8	$29.9	$26.8
Intangible amortization	3.4	4.0	6.7	8.1
Intangible-related deferred taxes(2)	5.5	6.0	11.0	11.9
Affiliate depreciation(3)	1.4	1.1	2.8	2.2

Cash Net Income(1)	$25.7	$24.9	$50.4	$49.0

(1)
Cash Net Income for the three and six months ended June 30, 2002 is presented as previously reported under our prior definition and represents Net Income plus amortization, deferred taxes and depreciation. As described above, we modified our definition of Cash Net Income in connection with our issuance of the floating rate senior convertible securities in February 2003. If we had used the modified definition of Cash Net Income for that period, Cash Net Income would have been $25.3 million and $49.5 million, respectively, for the three and six months ended June 30, 2002.

(2)
Under our definition of Cash Net Income prior to our issuance of the floating rate senior convertible securities, the figure for the three and six months ended June 30, 2002 represents our total deferred taxes.

(3)
Under our definition of Cash Net Income prior to our issuance of the floating rate senior convertible securities, the figure for the three and six months ended June 30, 2002 represents our consolidated depreciation.

        Cash Net Income decreased 3% in the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, primarily as a result of the previously described factors affecting Net Income, and, to a lesser extent, the decrease in depreciation as a result of the modification of our definition, as described above. These decreases were partially offset by increases in intangible amortization and intangible-related deferred taxes. If we had used our prior definition of Cash Net Income for the three and six months ended June 30, 2003, including adding back the deferred taxes relating to our floating rate senior convertible securities, Cash Net Income would have been higher by approximately $2.0 million and $3.2 million, respectively.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources as of the periods indicated below:

(dollars in millions)	December 31, 2002	June 30, 2003
Balance Sheet Data
Cash and cash equivalents	$27.7	$200.5
Senior bank debt	—	—
Zero coupon convertible debt	229.0	123.0
Floating rate convertible securities	—	300.0
Mandatory convertible securities	230.0	230.0
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Cash Flow Data
Operating cash flow	$40.9	$35.8	$51.5	$33.7
Investing cash flow	(16.3)	(6.2)	(19.9)	(10.8)
Financing cash flow	(7.2)	(0.5)	22.8	149.7
EBITDA(1)	37.4	34.7	72.8	67.3

(1)
The definition of EBITDA is presented in Note 2 on page 19.

        We have met our cash requirements primarily through cash generated by operating activities, the issuances of convertible debt securities and borrowings under our senior credit facility. For the six months ended June 30, 2002, our principal uses of cash were to repay indebtedness, make distributions to Affiliate managers, make additional investments in existing Affiliates (primarily through the purchase of additional equity), repurchase shares of our Common Stock and for working capital purposes. For the six months ended June 30, 2003, our principal uses of cash were to repurchase a portion of our outstanding zero coupon senior convertible securities, repurchase shares of our Common Stock, repay indebtedness, make distributions to Affiliate managers and for working capital purposes. We expect that our principal uses of cash for the foreseeable future will be for additional investments, distributions to Affiliate managers, payment of principal and interest on outstanding debt, additional equity investments in existing Affiliates, the repurchase of shares of our Common Stock and for working capital purposes.

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

        In May 2001, we completed a private placement of zero coupon senior convertible notes in which we sold a total of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, accreting at a rate of 0.50% per annum. Each $1,000 zero coupon senior convertible note is convertible into 11.62 shares of our Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our Common Stock exceeds specified levels for specified periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. We have the option to redeem the securities for cash on or after May 7, 2006, and the holders may require us to repurchase the securities at their accreted value on May 7 of 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be paid in cash or shares of our Common Stock. During the six months ended June 30, 2003, we repurchased $116.5 million principal amount at maturity of these notes in privately negotiated transactions with a portion of the proceeds of a private placement of $300 million of floating rate senior convertible securities, further described below.

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

        Each FELINE PRIDE initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (each, a "Senior Note"), on which we pay interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of our Common Stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our Common Stock for a period preceding that date. Depending on the average trading price in that period, the number of shares of our Common Stock to be issued in the settlement of the contracts will range from 2,736,000 to 3,146,000, which represents a "settlement rate" of 0.2974 to 0.3420 shares, respectively, per $25 Senior Note. Based on the current trading price of our Common Stock, the purchase contracts would settle for 3,146,000 shares, which equates to the receipt of $73.10 for each share issued.

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

        In anticipation of the repurchase of outstanding zero coupon senior convertible notes, as discussed above, we completed a private placement of $300 million of floating rate senior convertible securities in February 2003. These securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 floating rate senior convertible security is convertible into shares of our Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of our Common Stock on the New York Stock Exchange exceeds $97.50 per share over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we exercise our option to call the convertible securities for redemption. Upon conversion, the holders will receive 12.3077 shares of our Common Stock for each $1,000 floating rate senior convertible security. In addition, if the market price of our Common Stock exceeds $81.25 per share at the time of conversion, holders will receive additional shares of our Common Stock based on the price of our Common Stock at the time of the conversion. We may redeem the floating rate senior convertible securities for cash at any time on or after February 25, 2008 at their principal amount. The holders of the convertible securities may require us to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases in cash or shares of our Common Stock.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. While the implied interest rate for these securities for tax purposes is 5.62%, the actual rate is three-month LIBOR minus 0.50% (as of August 11, 2003, this rate equaled 0.68%). Based on current LIBOR rates, we believe our issuance of these securities will increase our deferred taxes by approximately $5.7 million per year. While these deferred tax liabilities may never reverse, all will reverse if, on the fifth anniversary of the issuance of the securities or later, the securities are redeemed, and if our Common Stock is trading at $81.25 per share or less. All deferred taxes will be reclassified to equity if the securities convert and our Common Stock is trading at more than $91.35 per share when it is delivered to holders.

        Our obligations to purchase additional equity in our Affiliates extend over the next 14 years. These payment obligations will occur at varying times and in varying amounts over that period, and the actual timing and amounts of such obligations generally cannot be predicted with any certainty. As one measure of the potential magnitude of such obligations, assuming that all such obligations had become due as of June 30, 2003, the aggregate amount of these obligations would have totaled approximately $597.2 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $77.6 million on an annualized basis as of June 30, 2003. In order to provide the funds necessary for us to meet such obligations and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. These potential obligations, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.

  Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes in our consolidated working capital. The decrease in cash flow from operations in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, resulted principally from the timing of year-end bonus compensation payments. While for the year ended December 31, 2001, a significant portion of compensation bonus payments was made in December 2001, a significant portion of such payments for the year ended December 31, 2002 was made in the first quarter of 2003.

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

        The following table provides a reconciliation of EBITDA to cash flow from operations for the each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2002	2003	2002	2003
Cash flow from operations	$40.9	$35.8	$51.5	$33.7
Interest expense, net of non-cash items	5.6	5.0	10.4	9.6
Current tax provision	4.7	1.7	8.9	3.7
Changes in assets and liabilities and other adjustments	(13.8)	(7.8)	2.0	20.3

EBITDA	$37.4	$34.7	$72.8	$67.3

  Investing Cash Flow

        Changes in net cash flow from investing activities resulted primarily from our additional equity investments in existing Affiliates. Net cash flow used to make these investments was $15.8 million and $6.1 million for the six months ended June 30, 2002, and 2003, respectively.

  Financing Cash Flow

        The increase in net cash flow from financing activities in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, was attributable to our issuance of the floating rate senior convertible securities in February 2003. The principal sources of cash from financing activities during the six months ended June 30, 2002 and June 30, 2003 were the issuances of convertible debt securities. In the six months ended June 30, 2003, our uses of cash from financing activities were for the repurchase of $116.5 million of principal amount at maturity of the zero coupon senior convertible securities, the repurchase of shares of our Common Stock and the repayment of debt.

        During the six months ended June 30, 2003, we repurchased 744,500 shares of our Common Stock at an average price of $45.24 per share under our share repurchase program. Our share repurchase program was authorized by the Board of Directors in April 2000, permitting us to repurchase up to 5% of our issued and outstanding shares of Common Stock. In July 2002 and April 2003, our Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of our issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of our management. At August 11, 2003, a total of 1,341,144 shares of Common Stock remained authorized for repurchase under the program.

  Market Risk

        We are currently affected by changes in interest rates through our floating rate senior convertible securities, which bear interest at a rate equal to three-month LIBOR minus 0.50%, currently calculated to be 0.68%. If three-month LIBOR increased, our interest expense would increase and, as a result, our Net Income would decrease. For example, if three-month LIBOR increases 0.50% (i.e., 50 basis points), our quarterly interest expense, net of taxes, would increase by approximately $225,000.

        In the past we have used interest rate derivative contracts to manage interest rate risk associated with our borrowings under our senior credit facility, which are subject to changes in the LIBOR rate. During February 2001, we became a party to $50 million notional amount of interest rate swap contracts. In February 2002, we closed $25 million notional amount of these contracts and entered into a new $25 million notional amount contract, which was subsequently closed in June 2002. In December 2002 our remaining $25 million notional amount interest rate swap contract expired.

Although we do not currently have any interest rate swap contracts in place, we may enter into such contracts, or engage in similar hedging activities, in the future.

        In using these derivative instruments, we face certain risks that are not directly related to market movements including, but not limited to, credit risk. Credit risk, or the risk of loss arising from a counterparty's failure or inability to meet payment or performance terms of a contract, is a particularly significant element of an interest rate swap contract. We attempt to control this risk through analysis of our counterparties and ongoing examinations of outstanding payments and delinquencies. There can be no assurance that we will use such derivative contracts in the future or that the amount of coverage that we might obtain will cover all of our indebtedness outstanding at any such time. Therefore, there can be no assurance that any future derivative contracts will meet their overall objective of reducing our interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For quantitative and qualitative disclosures about market risk affecting us, see "Market Risk" above, which is incorporated herein by reference.

Item 4. Controls and Procedures

  (a)
  Disclosure Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003, our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

  (b)
  Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held in Boston, Massachusetts on June 3, 2003. At that meeting, our stockholders considered and acted upon the following proposal:

        1. THE ELECTION OF DIRECTORS. By the vote reflected below, our stockholders elected the following individuals to serve as directors until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld
William J. Nutt	17,730,976	868,270
Sean M. Healey	18,524,392	74,854
Richard E. Floor	11,058,773	7,540,473
Stephen J. Lockwood	18,260,001	339,245
Harold J. Meyerman	18,259,841	339,405
Rita M. Rodriguez	18,378,617	220,629
William F. Weld	18,405,702	193,544

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

  We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

  Current Report on Form 8-K filed April 23, 2003, containing our press release announcing our financial and operating results for the period ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
/s/ DARRELL W. CRATE (Darrell W. Crate)
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)
August 14, 2003

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