Form 10-Q
period 2003-09-30
AFFILIATED MANAGERS GROUP INC
filed 2003-11-14
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        There were 21,327,439 shares of the Registrant's Common Stock outstanding as of November 11, 2003.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,708	$231,093
Investment advisory fees receivable	50,798	56,215
Other current assets	11,009	16,902

Total current assets	89,515	304,210
Fixed assets, net	19,228	37,755
Acquired client relationships, net	374,011	363,885
Goodwill, net	739,053	745,614
Other assets	21,187	23,938

Total assets	$1,242,994	$1,475,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$81,404	$80,258
Notes payable to related parties	12,348	11,930

Total current liabilities	93,752	92,188
Senior convertible debt	229,023	423,186
Mandatory convertible securities	230,000	230,000
Deferred income taxes	61,658	83,818
Other long-term liabilities	26,202	18,896

Total liabilities	640,635	848,088
Commitments and contingencies	—	—
Minority interest	30,498	33,111
Stockholders' equity:
Common Stock	235	235
Additional paid-in capital	405,769	407,829
Accumulated other comprehensive income (loss)	(244)	714
Retained earnings	246,444	289,659

	652,204	698,437
Less: treasury stock, at cost	(80,343)	(104,234)

Total stockholders' equity	571,861	594,203

Total liabilities and stockholders' equity	$1,242,994	$1,475,402

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue	$115,258	$128,465	$364,224	$355,413
Operating expenses:
Compensation and related expenses	41,525	47,054	125,013	126,578
Amortization of intangible assets	3,825	4,065	10,521	12,112
Depreciation and other amortization	1,525	1,560	4,327	4,684
Selling, general and administrative	18,893	21,447	62,561	61,843
Other operating expenses	4,265	3,741	11,279	11,519

	70,033	77,867	213,701	216,736

Operating income	45,225	50,598	150,523	138,677
Non-operating (income) and expenses:
Investment and other income	(1,206)	(3,334)	(2,598)	(6,293)
Interest expense	5,974	5,901	19,554	17,323

	4,768	2,567	16,956	11,030

Income before minority interest and taxes	40,457	48,031	133,567	127,647
Minority interest	(19,091)	(20,243)	(62,433)	(55,158)

Income before income taxes	21,366	27,788	71,134	72,489
Income taxes—current	2,550	3,372	11,421	7,114
Income taxes—intangible-related deferred	5,984	5,950	16,898	17,849
Income taxes—other deferred	13	2,071	135	4,311

Net Income	$12,819	$16,395	$42,680	$43,215

Average shares outstanding—basic	21,907,342	21,228,912	22,108,441	21,221,305
Average shares outstanding—diluted	22,301,801	21,967,888	22,714,620	21,715,123
Earnings per share—basic	$0.59	$0.77	$1.93	$2.04
Earnings per share—diluted	$0.57	$0.75	$1.88	$1.99
Supplemental disclosure of comprehensive income:
Net Income	$12,819	$16,395	$42,680	$43,215
Other comprehensive income	193	392	475	714

Comprehensive income	$13,012	$16,787	$43,155	$43,929

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Cash flow from operating activities:
Net Income	$12,819	$16,395	$42,680	$43,215
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	3,825	4,065	10,521	12,112
Amortization of debt issuance costs	316	958	2,958	2,414
Depreciation and other amortization	1,525	1,560	4,327	4,684
Deferred income tax provision	5,997	8,021	17,033	22,160
Accretion of interest	290	154	857	559
Tax benefit from exercise of stock options	1,446	1,506	1,446	2,420
Other adjustments	62	—	(524)	(555)
Changes in assets and liabilities:
Decrease (increase) in investment advisory fees receivable	14,328	(4,825)	10,327	(5,417)
Increase in other current assets	(1,900)	(2,360)	(2,284)	(3,065)
Decrease (increase) in non-current other receivables	(889)	3,364	(912)	2,664
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,295	13,996	14,057	(770)
Increase (decrease) in minority interest	(2,766)	6,514	(8,585)	2,613

Cash flow from operating activities	40,348	49,348	91,901	83,034
Cash flow used in investing activities:
Purchase of fixed assets	(1,183)	(20,352)	(5,050)	(23,211)
Cost of investments, net of cash acquired	(119,025)	(1,750)	(134,822)	(7,868)
Investment in marketable securities	—	—	—	(1,852)
Increase in other assets	—	—	(213)	(12)
Repayment of loans	1,566	—	1,566	—

Cash flow used in investing activities	(118,642)	(22,102)	(138,519)	(32,943)
Cash flow from financing activities:
Borrowings of senior bank debt	130,000	—	290,000	85,000
Repayments of senior bank debt	(80,000)	—	(240,000)	(85,000)
Issuances of debt securities	—	—	30,000	300,000
Issuances of equity securities	860	4,199	3,453	8,972
Repayments of notes payable	—	(506)	—	(8,574)
Repurchases of stock	(19,731)	—	(28,291)	(33,688)
Repurchases of debt securities	—	—	—	(105,841)
Debt issuance costs	(2,892)	(358)	(4,158)	(7,819)

Cash flow from financing activities	28,237	3,335	51,004	153,050
Effect of foreign exchange rate changes on cash flow	35	—	79	244

Net increase (decrease) in cash and cash equivalents	(50,022)	30,581	4,465	203,385
Cash and cash equivalents at beginning of period	127,914	200,512	73,427	27,708

Cash and cash equivalents at end of period	$77,892	$231,093	$77,892	$231,093

Supplemental disclosure of non-cash activities:
Notes issued for Affiliate equity purchases	$—	$—	$12,593	$938
Notes received for Affiliate equity sales	—	260	1,800	520
Capital lease obligations for fixed assets	—	—	—	320
Common Stock issued in Affiliate equity purchases	2,113	—	2,113	—
Common Stock issued in repayment of note	—	—	—	465
Common Stock received in repayment of loans	2,263	—	2,263	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.     Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except per share data) are stated in thousands, unless otherwise indicated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2.     Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents held at various financial institutions. For AMG and certain Affiliates, cash deposits at a financial institution may exceed FDIC insurance limits.

3.     Long-Term Debt

        At September 30, 2003, long-term senior debt was $653,186, consisting of $123,186 of zero coupon senior convertible notes, $300,000 of floating rate senior convertible securities and $230,000 of mandatory convertible securities. At December 31, 2002, long-term senior debt consisted of $229,023 of zero coupon senior convertible notes and $230,000 of mandatory convertible securities.

  Senior Revolving Credit Facility

        In August 2002, the Company replaced its former senior revolving credit facility with a new senior revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. There were no outstanding borrowings under the Facility at September 30, 2003 or December 31, 2002. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, dividends and fundamental corporate changes. All borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by AMG.

  Zero Coupon Senior Convertible Notes

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold a total of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per annum. Each security is convertible into 11.62 shares of the Company's Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's Common Stock is more than a specified price over certain periods (initially $93.53 and increasing incrementally at the end of each calendar quarter to $94.62 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2004, 2006, 2011 and 2016. If the holders exercise this option, the Company may elect to repurchase the securities with cash, shares of its Common Stock or some combination thereof. During the nine months ended September 30, 2003, the Company repurchased $116,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions, which resulted in a gain of $555.

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

  Floating Rate Senior Convertible Securities

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's Common Stock exceeds $97.50 over certain periods;

(ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 12.3077 shares of the Company's Common Stock for each convertible security. In addition, if the market price of the Company's Common Stock exceeds $81.25 per share at the time of conversion, holders will receive additional shares of the Company's Common Stock based on the Company's stock price at the time of the conversion. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. The holders of the convertible securities may require the Company to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases in cash or shares of the Company's Common Stock or some combination thereof.

4.     Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Federal:
Current	$2,231	$2,951	$10,620	$6,226
Deferred	5,247	7,018	14,904	19,389
State:
Current	319	421	801	888
Deferred	750	1,003	2,129	2,771

Provision for income taxes	$8,547	$11,393	$28,454	$29,274

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2002	September 30, 2003
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$5,385	$6,579
Intangible amortization	(66,727)	(84,577)
Deferred compensation	452	452
Convertible securities interest	—	(3,524)
Accruals	4,042	2,882

	(56,848)	(78,188)
Valuation allowance	(4,810)	(5,630)

Net deferred income taxes	$(61,658)	$(83,818)

        The Company has state net operating loss carryforwards that will expire over a 15-year period beginning in 2003. The Company also has state tax credit carryforwards, which will expire over a 10-year period beginning in 2003. The valuation allowance at December 31, 2002 and September 30, 2003 is related to the uncertainty of the realization of most of these loss and credit carryforwards, the use of which depends upon the Company's generation of sufficient taxable income prior to their expiration.

5.     Comprehensive Income

        A summary of comprehensive income, net of taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Net Income	$12,819	$16,395	$42,680	$43,215
Change in unrealized foreign currency gains	35	—	79	—
Change in net unrealized loss on derivative instruments	158	—	396	—
Change in unrealized gain on investment securities	—	392	—	714

Comprehensive income	$13,012	$16,787	$43,155	$43,929

        The components of accumulated other comprehensive income, net of taxes, are as follows:

	December 31, 2002	September 30, 2003
Foreign currency translation adjustment	$(244)	$—
Unrealized gain on investment securities	—	714

6.     Earnings Per Share

        The calculation for basic Earnings per share is based on the weighted average number of shares of the Company's Common Stock outstanding during the relevant period. Diluted Earnings per share is similar to basic Earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's Common Stock. Certain options to purchase shares of the Company's Common Stock that were outstanding during the periods are not included in the computation of diluted Earnings per share because the exercise price of these options was greater than the average market price of the Company's Common Stock during the relevant period. The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per share computations. Unlike all other dollar amounts in these notes, Net Income in this table is not presented in thousands.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Numerator:
Net Income	$12,819,000	$16,395,000	$42,680,000	$43,215,000
Denominator:
Average shares outstanding—basic	21,907,342	21,228,912	22,108,441	21,221,305
Incremental common shares	394,459	738,976	606,179	493,818

Average shares outstanding—diluted	22,301,801	21,967,888	22,714,620	21,715,123

Earnings per share:
Basic	$0.59	$0.77	$1.93	$2.04
Diluted	$0.57	$0.75	$1.88	$1.99

        During the nine months ended September 30, 2003, the Company repurchased 744,500 shares of its Common Stock at an average price of $45.24 per share under its share repurchase program. This share repurchase program was authorized by the Board of Directors in April 2000, permitting the Company to repurchase up to 5% of its issued and outstanding shares of Common Stock. In July 2002 and April 2003, the Company's Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of the Company's issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of the Company's management. At September 30, 2003, a total of 1,341,144 shares of Common Stock remained authorized for repurchase under the program.

7.     Commitments and Contingencies

        The Company's operating agreements provide Affiliate managers the conditional right to require AMG to purchase their retained equity interests at certain intervals. These agreements also generally provide AMG the conditional right to require Affiliate managers to sell their retained equity interests upon their death, disability or termination of employment and Affiliate managers the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events, while in certain cases the Company has the conditional obligation to purchase such retained equity interests upon such events. These conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2003, the aggregate amount of these payments would have totaled approximately $596,530. In the event that all such transactions were closed, AMG would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of September 30, 2003, this amount would represent approximately $80,996 on an annualized basis.

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

8.     Related Party Transactions

        In connection with the purchase of Affiliate equity interests, the Company periodically issues notes to Affiliate partners. As of September 30, 2003, the notes totaled $27,406, of which $11,930 is included on the Consolidated Balance Sheet as a current liability and $15,476 is included in other long-term liabilities. These notes bear interest at a weighted average rate of 4.3% and have maturity dates that range from 2003 to 2008.

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

        In December 2002, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standard No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS 148 amended FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based compensation if companies elect to expense stock options at fair value at the time of grant. Since the Company continues to apply APB 25 and related interpretations in accounting for its equity-based compensation arrangements, the transition provision of FAS 148 does not currently apply.

        If the Company's expense for equity-based compensation arrangements had been determined based on the fair value method promulgated by FAS 123, the Company's Net Income and Earnings per share would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Net Income—as reported	$12,819	$16,395	$42,680	$43,215
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	2,441	2,984	7,323	7,628

Net Income—FAS 123 pro forma	$10,378	$13,411	$35,357	$35,587

Earnings per share—basic—as reported	$0.59	$0.77	$1.93	$2.04
Earnings per share—basic—pro forma	0.47	0.63	1.60	1.68
Earnings per share—diluted—as reported	0.57	0.75	1.88	1.99
Earnings per share—diluted—pro forma	0.46	0.61	1.56	1.64

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

        In reporting segment operating expenses, Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. As described in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in firms with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." Generally, as revenue increases, additional compensation is paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond the Company's Owners' Allocation as an operating expense. Intangible amortization reported in a particular segment is based on the estimated useful lives assigned to acquired client relationships in that segment. All other operating expenses and interest expense have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

Statements of Income

	For the Three Months Ended September 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$35,500	$40,317	$39,441	$115,258
Operating expenses:
Depreciation and amortization	1,616	324	3,410	5,350
Other operating expenses	20,027	22,078	22,578	64,683

	21,643	22,402	25,988	70,033

Operating income	13,857	17,915	13,453	45,225
Non-operating (income) and expenses:
Investment and other income	(353)	(359)	(494)	(1,206)
Interest expense	1,983	2,077	1,914	5,974

	1,630	1,718	1,420	4,768

Income before minority interest and income taxes	12,227	16,197	12,033	40,457
Minority interest	(5,374)	(6,863)	(6,854)	(19,091)

Income before income taxes	6,853	9,334	5,179	21,366
Income taxes	2,741	3,734	2,072	8,547

Net income	$4,112	$5,600	$3,107	$12,819

	For the Three Months Ended September 30, 2003
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$33,415	$50,094	$44,956	$128,465
Operating expenses:
Depreciation and amortization	1,729	385	3,511	5,625
Other operating expenses	20,017	27,079	25,146	72,242

	21,746	27,464	28,657	77,867

Operating income	11,669	22,630	16,299	50,598
Non-operating (income) and expenses:
Investment and other income	(2,214)	(732)	(388)	(3,334)
Interest expense	1,676	2,395	1,830	5,901

	(538)	1,663	1,442	2,567

Income before minority interest and income taxes	12,207	20,967	14,857	48,031
Minority interest	(4,905)	(7,772)	(7,566)	(20,243)

Income before income taxes	7,302	13,195	7,291	27,788
Income taxes	2,994	5,410	2,989	11,393

Net income	$4,308	$7,785	$4,302	$16,395

	For the Nine Months Ended September 30, 2002
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$106,904	$120,230	$137,090	$364,224
Operating expenses:
Depreciation and amortization	4,132	886	9,830	14,848
Other operating expenses	58,722	63,917	76,214	198,853

	62,854	64,803	86,044	213,701

Operating income	44,050	55,427	51,046	150,523
Non-operating (income) and expenses:
Investment and other income	(758)	(777)	(1,063)	(2,598)
Interest expense	6,244	6,493	6,817	19,554

	5,486	5,716	5,754	16,956

Income before minority interest and income taxes	38,564	49,711	45,292	133,567
Minority interest	(16,450)	(20,891)	(25,092)	(62,433)

Income before income taxes	22,114	28,820	20,200	71,134
Income taxes	8,845	11,528	8,081	28,454

Net income	$13,269	$17,292	$12,119	$42,680

	For the Nine Months Ended September 30, 2003
	High Net Worth	Mutual Fund	Institutional	Total
Revenue	$96,907	$136,286	$122,220	$355,413
Operating expenses:
Depreciation and amortization	4,758	1,183	10,855	16,796
Other operating expenses	56,442	74,323	69,175	199,940

	61,200	75,506	80,030	216,736

Operating income	35,707	60,780	42,190	138,677
Non-operating (income) and expenses:
Investment and other income	(3,051)	(2,013)	(1,229)	(6,293)
Interest expense	5,040	6,882	5,401	17,323

	1,989	4,869	4,172	11,030

Income before minority interest and income taxes	33,718	55,911	38,018	127,647
Minority interest	(13,441)	(21,976)	(19,741)	(55,158)

Income before income taxes	20,277	33,935	18,277	72,489
Income taxes	8,184	13,706	7,384	29,274

Net income	$12,093	$20,229	$10,893	$43,215

Balance Sheet Information

	Total Assets
At December 31, 2002	$290,227	$498,154	$454,613	$1,242,994

At September 30, 2003	$332,142	$606,566	$536,694	$1,475,402

11.   Goodwill and Other Intangible Assets

        During the nine months ended September 30, 2003, the Company made payments to acquire interests in existing Affiliates of the Company. The increase in goodwill associated with such transactions, as well as the carrying amounts of goodwill, are reflected in the following table for each of the Company's operating segments. All goodwill acquired during the period will be deductible for tax purposes.

	High Net Worth	Mutual Fund	Institutional	Total
Balance, as of December 31, 2002	$181,207	$268,534	$289,312	$739,053
Goodwill acquired	961	1,321	4,279	6,561

Balance, as of September 30, 2003	$182,168	$269,855	$293,591	$745,614

        The following table reflects the components of intangible assets as of September 30, 2003:

	Intangible Assets	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$232,040	$61,834
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	193,679	—
Goodwill	745,614	—

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 14 years. Amortization expense was $3,825 and $4,065 for the three months ended September 30, 2002 and 2003, respectively, and $10,521 and $12,112 for the nine months ended September 30, 2002 and 2003, respectively. The Company estimates that amortization expense will be approximately $16,200 per year from 2004 through 2008, assuming no additional investments in new or existing Affiliates.

12.   Recent Accounting Developments

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which provides new accounting guidance on when to consolidate a variable interest entity ("VIE"). FIN 46 defines a VIE as a legal entity that either has no equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE will be consolidated by the enterprise that absorbs the majority of the VIE's expected losses or, if no enterprise absorbs the majority of the losses, the VIE will be consolidated by the enterprise that receives the majority of the expected residual returns. FIN 46 became effective for the Company in the third quarter of 2003 for VIEs created after February 1, 2003 and will become effective for VIEs created prior to February 1, 2003 in the fourth quarter of 2003.

        While the adoption of FIN 46 is not expected to impact the Company's net income or stockholders' equity, in the fourth quarter of 2003 the Company may be required to consolidate approximately $75,000 of assets under management that are held by clients in investment vehicles (such as certain hedge funds) that qualify as VIEs. Our assessment may change as the FASB issues additional guidance in the coming months.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of September 30, 2003, our affiliated investment management firms managed approximately $81.9 billion in assets across a broad range of investment styles and in three principal distribution channels: High Net Worth, Mutual Fund and Institutional. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

        Net Income on our income statement reflects the consolidation of substantially all of the revenue of our affiliated investment management firms, reduced by:

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

        Principally, our assets under management are directly managed by our Affiliates. One of our Affiliates also manages assets in the Institutional distribution channel using overlay strategies. Overlay assets (assets managed subject to strategies which employ futures, options or other derivative securities) generate asset-based fees that are typically substantially lower than the asset-based fees generated by our Affiliates' other investment strategies for accounts of a similar size. Therefore, changes in directly managed assets generally have a greater impact on our revenue from asset-based fees than changes in overlay assets under management.

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

Assets under Management—Operating Segment	December 31, 2002	September 30, 2003
(dollars in billions)
High Net Worth	$20.6	$21.8
Mutual Fund	16.4	19.8
Institutional	33.8	40.3

	$70.8	$81.9

Directly managed assets—percent of total	91%	91%
Overlay assets—percent of total	9%	9%

	100%	100%

Assets under Management—Statement of Changes	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003
(dollars in billions)
Beginning of period	$77.3	$70.8
Net client cash flows	1.4	1.3
Investment performance	3.2	9.8

End of period	$81.9	$81.9

        The equity markets experienced significant decreases in 2002 and increases in 2003 that impact certain comparisons of our assets under management and revenue in this report. For the twelve-month period ended December 31, 2002, the S&P 500 Index and Dow Jones Industrial Average decreased 23.4% and 16.8%, respectively. In contrast, for the nine-month period ended September 30, 2003, the S&P 500 Index and Dow Jones Industrial Average increased 13.2% and 11.2%, respectively.

        The operating segment analysis presented in the table below is based on average assets under management. For the High Net Worth and Institutional distribution channels, average assets under management represents an average of the assets at the beginning and end of each calendar quarter during the applicable period. For the Mutual Fund distribution channel, average assets under management represents an average of the daily net assets. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions, except as noted)	2002	2003		2002	2003
Average assets under management (in billions)
High Net Worth	$21.2	$21.6	2%	$23.0	$20.9	(9)%
Mutual Fund	15.3	19.4	27%	15.0	17.5	17%
Institutional	35.0	39.0	11%	38.4	36.3	(5)%

Total	$71.5	$80.0	12%	$76.4	$74.7	(2)%

Revenue(1)
High Net Worth	$35.5	$33.4	(6)%	$106.9	$96.9	(9)%
Mutual Fund	40.3	50.1	24%	120.2	136.3	13%
Institutional	39.5	45.0	14%	137.1	122.2	(11)%

Total	$115.3	$128.5	11%	$364.2	$355.4	(2)%

Net Income(1)
High Net Worth	$4.1	$4.3	5%	$13.3	$12.1	(9)%
Mutual Fund	5.6	7.8	39%	17.3	20.2	17%
Institutional	3.1	4.3	39%	12.1	10.9	(10)%

Total	$12.8	$16.4	28%	$42.7	$43.2	1%

EBITDA(2)
High Net Worth	$10.5	$10.7	2%	$32.5	$30.1	(7)%
Mutual Fund	11.7	16.0	37%	36.2	42.0	16%
Institutional	10.5	12.6	20%	36.8	34.5	(6)%

Total	$32.7	$39.3	20%	$105.5	$106.6	1%

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

        Our revenue increased 11% in the three months ended September 30, 2003, as compared to the three months ended September 30 2002, primarily as a result of an increase in the value of average assets under management. This increase resulted principally from the increase in the equity markets during 2003, our investment in Third Avenue (which closed in August 2002) and positive net client cash flows. Our revenue decreased 2% in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, principally as a result of a net decline in the value of average assets under management, which resulted primarily from the net decline in the equity markets since the beginning of 2002. This decline was partially offset by an increase in average assets under management attributable to our investment in Third Avenue.

        The following discusses the changes in our revenue by operating segments.

High Net Worth Distribution Channel

        Notwithstanding an increase in average assets under management, revenue in the High Net Worth distribution channel decreased by 6% in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. As the advance billing method is generally used in this distribution channel, the decrease in revenue resulted principally from a decline in assets under management as measured at the beginning of the referenced periods. Average assets under management increased principally as a result of the increase in the equity markets during 2003, partially offset by net client cash outflows in this distribution channel.

        The decrease in revenue of 9% in the High Net Worth distribution channel in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulted primarily from a decline in average assets under management, which in turn resulted from a net decline in the equity markets since the beginning of 2002 and, to a lesser degree, net client cash outflows in this distribution channel. The decline in average assets under management was partially offset by an increase in average assets under management resulting from our investment in Third Avenue.

Mutual Fund Distribution Channel

        The increase in revenue of 24% in the Mutual Fund distribution channel in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, resulted primarily from an increase in average assets under management, which was principally attributable to our investment in Third Avenue and the increase in the equity markets during 2003.

        The increase in revenue of 13% in the Mutual Fund distribution channel in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulted primarily from an increase in average assets under management, which was principally attributable to our investment in Third Avenue and, unrelated to the changes in assets under management, an increase in transaction-based brokerage fee revenue also associated with our investment in Third Avenue. These increases were partially offset by the net decline in the equity markets since the beginning of 2002.

Institutional Distribution Channel

        The increase in revenue of 14% in the Institutional distribution channel in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, resulted primarily from an increase in average assets under management, resulting principally from the increase in the equity markets during 2003.

        The decrease in revenue of 11% in the Institutional distribution channel in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulted primarily from a decrease in performance fee revenue, and to a lesser extent, a decline in average assets under management, which in turn resulted principally from a net decline in the equity markets since the beginning in 2002. The decrease in revenue was proportionately greater than the decrease in average assets under management because of the decrease in performance fees.

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

        The following table summarizes our consolidated operating expenses.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2002	2003		2002	2003
Compensation and related expenses	$41.5	$47.1	13%	$125.0	$126.6	1%
Selling, general and administrative	18.9	21.4	13%	62.6	61.8	(1)%
Other operating expenses	4.3	3.7	(14)%	11.3	11.5	2%
Amortization of intangible assets	3.8	4.1	8%	10.5	12.1	15%
Depreciation and other amortization	1.5	1.6	7%	4.3	4.7	9%

Total operating expenses	$70.0	$77.9	11%	$213.7	$216.7	1%

        Compensation and related expenses increased 13% during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, primarily as a result of the increased revenue at Affiliates with revenue sharing arrangements and an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue. Compensation and related expenses increased 1% during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily as a result of an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue, offset almost entirely by decreased revenue at Affiliates with revenue sharing arrangements and, to a lesser degree, lower holding company compensation.

        Selling, general and administrative expenses increased 13% during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, principally as a result of an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue. Selling, general and administrative expenses decreased 1% during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, principally as a result of decreases in spending by our Affiliates from their Operating Allocations, partially offset by an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue.

        Other operating expenses decreased 14% during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, principally as a result of decreases in spending by our Affiliates from their Operating Allocations, partially offset by an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue. Other operating expenses increased 2% during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, as a result of an increase in aggregate Affiliate expenses resulting from our investment in Third Avenue, offset partially by a decrease in spending at our profit-based Affiliates.

        The increases in amortization of intangible assets of 8% and 15%, respectively, in the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, resulted principally from an increase in intangible assets resulting from our investment in Third Avenue and, to a lesser extent, our purchases of additional interests in existing Affiliates during 2002 and the first nine months of 2003.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2002	2003		2002	2003
Minority interest	$19.1	$20.2	6%	$62.4	$55.2	(12)%
Income tax expense	8.5	11.4	34%	28.5	29.3	3%
Interest expense	6.0	5.9	(2)%	19.6	17.3	(12)%
Investment and other income	1.2	3.3	175%	2.6	6.3	142%

        Minority interest, which represents the profits allocated to our Affiliates' management owners, increased 6% in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, as a result of the previously discussed increase in revenue. The increase in minority interest was proportionately less than the increase in revenue because of investment spending by certain Affiliates from their Owners' Allocation, which decreased the minority interest at such Affiliates.

        Minority interest decreased 12% during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, as a result of the previously discussed decrease in revenue. The decrease in minority interest was proportionately greater than the decrease in revenue because of investment spending by certain Affiliates from their Owners' Allocation, which decreased the minority interest at such Affiliates.

        The 34% increase in income tax expense in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, was principally attributable to an increase in income before taxes, as well as an increase in the effective tax rate from 40% to 41% as a result of an increase in state taxes attributable to the growth of certain of our Affiliates in relatively higher tax rate jurisdictions. The 3% increase in income tax expense in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, was attributable to an increase in income before taxes and, to a lesser extent, the increase in the effective tax rate in the three months ended September 30, 2003, as discussed above.

        Interest expense decreased 2% in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The decrease in interest expense was principally attributable to our borrowings on our senior revolving credit facility and payments related to interest rate derivative contracts, which occurred in 2002 but did not recur in 2003. This decrease was partially offset by the interest expense on our floating rate senior convertible securities issued in February 2003, and the amortization of debt issuance costs related to our senior revolving credit facility and our floating rate senior convertible securities, both further described in "Liquidity and Capital Resources."

        Interest expense decreased 12% in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The decrease in interest expense was principally attributable to our borrowings on our senior revolving credit facility and payments related to interest rate derivative contracts, which occurred in 2002 but did not recur in 2003. The decrease in interest expense was also attributable to the amortization of debt issuance costs on the zero coupon senior convertible notes, which were fully amortized by the end of the second quarter of 2002. These decreases were partially offset by interest expense attributable to our floating rate senior convertible securities and the amortization of debt issuance costs related to our senior revolving credit facility and our floating rate senior convertible securities.

        Investment and other income increased 175% and 142%, respectively, in the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002. These increases were primarily a result of income recognized in the third quarter of 2003 from an alliance between our Affiliate, Rorer Asset Management, LLC ("Rorer"), and SEI Investments, Inc. ("SEI"). The alliance will provide Rorer with additional payments over the next five years, including a fee equal to a percentage of revenue generated by SEI as part of the alliance. The increases in investment and other income were also attributable to the maintenance of higher levels of cash at the holding company.

  Net Income

        The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2002	2003		2002	2003
Net Income	$12.8	$16.4	28%	$42.7	$43.2	1%

        The 28% increase in Net Income in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, resulted principally from the previously discussed increase in revenue, offset partially by the increases in operating, minority interest and income tax expenses, as described above. The 1% increase in Net Income in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulted primarily from the decreases in minority interest and interest expenses.

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

        The following table provides a reconciliation of Cash Net Income to Net Income for the following periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2002(1)	2003	2002(1)	2003
Net Income	$12.8	$16.4	$42.7	$43.2
Intangible amortization	3.8	4.1	10.5	12.1
Intangible-related deferred taxes(2)	6.0	5.9	17.1	17.9
Affiliate depreciation(3)	1.6	1.1	4.3	3.3

Cash Net Income(1)	$24.2	$27.5	$74.6	$76.5

(1)
Cash Net Income for the three and nine months ended September 30, 2002 is presented as previously reported under our prior definition and represents Net Income plus amortization, deferred taxes and depreciation. As described above, we modified our definition of Cash Net Income in connection with our issuance of the floating rate senior convertible securities in February 2003. If we had used the modified definition of Cash Net Income for that period, Cash Net Income would have been $23.8 million and $73.3 million, respectively, for the three and nine months ended September 30, 2002.

(2)
Under our definition of Cash Net Income prior to our issuance of the floating rate senior convertible securities, the figure for the three and nine months ended September 30, 2002 represents our total deferred taxes.

(3)
Under our definition of Cash Net Income prior to our issuance of the floating rate senior convertible securities, the figure for the three and nine months ended September 30, 2002 represents our consolidated depreciation.

        Cash Net Income increased 14% and 3%, respectively in the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, primarily as a result of the previously described factors affecting Net Income, and increases in intangible amortization and (in the nine months ended September 30, 2003) intangible-related deferred taxes, partially offset by the decrease in depreciation as a result of the modification of our definition, as described above. If we had used our prior definition of Cash Net Income for the three and nine months ended September 30, 2003, including adding back the deferred taxes relating to our floating rate senior convertible securities, Cash Net Income would have been higher by approximately $2.5 million and $5.7 million, respectively.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources as of the periods indicated below:

(dollars in millions)	December 31, 2002	September 30, 2003
Balance Sheet Data
Cash and cash equivalents	$27.7	$231.1
Senior bank debt	—	—
Zero coupon convertible debt	229.0	123.2
Floating rate convertible securities	—	300.0
Mandatory convertible securities	230.0	230.0
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Cash Flow Data
Operating cash flow	$40.3	$49.3	$91.9	$83.0
Investing cash flow	(118.6)	(22.1)	(138.5)	(32.9)
Financing cash flow	28.2	3.3	51.0	153.1
EBITDA(1)	32.7	39.3	105.5	106.6

(1)
The definition of EBITDA is presented in Note 2 on page 19.

        We have met our cash requirements primarily through cash generated by operating activities, the issuances of convertible debt securities and borrowings under our senior credit facility. For the nine months ended September 30, 2002, our principal uses of cash were to make investments in new and existing Affiliates, repay indebtedness, make distributions to Affiliate managers and repurchase shares of our Common Stock. For the nine months ended September 30, 2003, our principal uses of cash were to repurchase a portion of our outstanding zero coupon senior convertible securities, repurchase shares of our Common Stock, repay indebtedness, make investments in existing Affiliates and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, additional equity investments in existing Affiliates, the repurchase of shares of our Common Stock and for working capital purposes.

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

        In May 2001, we completed a private placement of zero coupon senior convertible notes in which we sold a total of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, accreting at a rate of 0.50% per annum. Each $1,000 zero coupon senior convertible note is convertible into 11.62 shares of our Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our Common Stock exceeds specified levels for specified periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. We have the option to redeem the securities for cash on or after May 7, 2006, and the holders may require us to repurchase the securities at their accreted value on May 7 of 2004, 2006, 2011 and 2016. The purchase price for such repurchases may be paid in cash or shares of our Common Stock or a combination thereof. During the nine months ended September 30, 2003, we repurchased $116.5 million principal amount at maturity of these notes in privately negotiated transactions with a portion of the proceeds of a private placement of $300 million of floating rate senior convertible securities, further described below.

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

        In anticipation of the repurchase of outstanding zero coupon senior convertible notes, as discussed above, we completed a private placement of $300 million of floating rate senior convertible securities in February 2003. These securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 floating rate senior convertible security is convertible into shares of our Common Stock upon the occurrence of certain events, including the following: (i) if the closing price of our Common Stock on the New York Stock Exchange exceeds $97.50 per share over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, the holders will receive 12.3077 shares of our Common Stock for each $1,000 floating rate senior convertible security. In addition, if the market price of our Common Stock exceeds $81.25 per share at the time of conversion, holders will receive additional shares of our Common Stock based on the price of our Common Stock at the time of the conversion. We may redeem the floating rate senior convertible securities for cash at any time on or after February 25, 2008 at their principal amount. The holders of the convertible securities may require us to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases in cash or shares of our Common Stock or a combination thereof.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. While the implied interest rate for these securities for tax purposes is 5.62%, the actual rate is three-month LIBOR minus 0.50% (as of November 11, 2003, this rate equaled 0.68%). Based on current LIBOR rates, we believe our issuance of these securities will increase our deferred taxes by approximately $5.7 million per year. While these deferred tax liabilities may never reverse, all will reverse if, on the fifth anniversary of the issuance of the securities or later, the securities are redeemed, and if our Common Stock is trading at $81.25 per share or less. All deferred taxes will be reclassified to equity if the securities convert and our Common Stock is trading at more than $91.35 per share when it is delivered to holders.

        Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also generally provide us the conditional right to require Affiliate managers to sell their retained equity interests upon their death, disability or termination of employment and Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of such events, while in certain cases we have the conditional obligation to purchase such retained equity interests upon such events. These conditional purchases will occur at varying times and in varying amounts over a period of approximately 14 years, and the actual timing and amounts of such purchases generally cannot be predicted with any certainty. These conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2003, the aggregate amount of these payments would have totaled approximately $596.5 million. In the event that all such transactions were closed, we would own the prospective cash flow distributions of all equity interests that would be purchased from our Affiliate managers. As of September 30, 2003, this amount would represent approximately $81.0 million on an annualized basis. In order to provide the funds necessary for us to make such payments and for us to continue to acquire interests in investment management firms, it may be necessary for us to incur, from time to time, additional debt and/or to issue equity or debt securities, depending on market and other conditions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making additional borrowings or by selling shares of our stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

  Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes in our consolidated working capital. The decrease in cash flow from operations in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulted principally from the timing of year-end bonus compensation payments. For the year ended December 31, 2001, a significant portion of bonus compensation payments was made in December 2001, while a significant portion of such payments for the year ended December 31, 2002 was made in the first quarter of 2003, which reduced cash flow from operations for the nine months ended September 30, 2003.

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

        The following table provides a reconciliation of EBITDA to cash flow from operations for the each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2002	2003	2002	2003
Cash flow from operations	$40.3	$49.3	$91.9	$83.0
Interest expense, net of non-cash items	5.4	4.8	15.7	14.4
Current tax provision	2.6	3.4	11.4	7.1
Changes in assets and liabilities and other adjustments	(15.6)	(18.2)	(13.5)	2.1

EBITDA	$32.7	$39.3	$105.5	$106.6

  Investing Cash Flow

        The decrease in cash flow used in investing activities in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, resulted primarily from a decrease in investments in new and existing Affiliates. Net cash flow used to make these investments was $134.8 million and $7.9 million for the nine months ended September 30, 2002, and September 30, 2003, respectively.

  Financing Cash Flow

        The increase in net cash flow from financing activities in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, was attributable to our issuance of the floating rate senior convertible securities in February 2003. The principal sources of cash from financing activities during the nine months ended September 30, 2002 and September 30, 2003 were the issuances of convertible debt securities. In the nine months ended September 30, 2003, our uses of cash from financing activities were for the repurchase of $116.5 million of principal amount at maturity of the zero coupon senior convertible securities, the repurchase of shares of our Common Stock and the repayment of debt.

        During the nine months ended September 30, 2003, we repurchased 744,500 shares of our Common Stock at an average price of $45.24 per share under our share repurchase program. Our share repurchase program was authorized by the Board of Directors in April 2000, permitting us to repurchase up to 5% of our issued and outstanding shares of Common Stock. In July 2002 and April 2003, our Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of our issued and outstanding shares of Common Stock. The timing and amount of purchases are determined at the discretion of our management. At November 11, 2003, a total of 1,341,144 shares of Common Stock remained authorized for repurchase under the program.

  Market Risk

        We are currently affected by changes in interest rates through our floating rate senior convertible securities, which bear interest at a rate equal to three-month LIBOR minus 0.50%, currently calculated to be 0.68%. If three-month LIBOR increased, our interest expense would increase and, as a result, our Net Income would decrease. For example, if three-month LIBOR increases 0.50% (i.e., 50 basis points), our quarterly interest expense, net of taxes, would increase by approximately $220,000.

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

Item 4. Controls and Procedures

  (a)
  Disclosure Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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
  (b)
  Reports on Form 8-K:

  We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

  Current Report on Form 8-K filed July 23, 2003, containing our press release announcing our financial and operating results for the period ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
/s/ DARRELL W. CRATE (Darrell W. Crate)
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)
November 14, 2003

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