Form 10-K
period 2003-12-31
AFFILIATED MANAGERS GROUP INC
filed 2004-03-15
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2003

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

None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        At June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $60.95 on that date on the New York Stock Exchange, was $1,268,118,874. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the Registrant's common stock are affiliates. There were 19,329,791 shares of the Registrant's common stock outstanding on March 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 8, 2004 are incorporated by reference into Part III.

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2003, our affiliated investment management firms managed approximately $91.5 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. Our growth strategy is designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our businesses and growth prospects.

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

        We believe that substantial opportunities to make investments in high-quality mid-sized investment management firms will continue to arise as their founders approach retirement age and begin to plan for succession. Our management identifies and develops relationships with select firms based on our thorough understanding of the universe of such firms derived from a proprietary database that includes information from third party vendors, public and industry sources and our own research. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture of commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels.

Investment Management Operations

        Through our Affiliates, we provide more than 150 investment products across a broad range of asset classes and investment styles in our three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        A summary of selected financial data attributable to our operations follows:

(in millions, except as noted)	2001	2002	2003
Assets under Management (in billions)(1)
Mutual Fund	$14.4	$16.4	$23.3
Institutional	42.0	33.8	44.7
High Net Worth	24.6	20.6	23.5

Total	$81.0	$70.8	$91.5

Revenue(2)
Mutual Fund	$113.6	$164.6	$191.7
Institutional	160.8	178.1	171.8
High Net Worth	133.8	139.8	131.5

Total	$408.2	$482.5	$495.0

Net Income(2)
Mutual Fund	$15.6	$22.8	$28.7
Institutional	15.8	16.3	15.8
High Net Worth	18.6	16.8	16.0

Total	$50.0	$55.9	$60.5

EBITDA(3)
Mutual Fund	$38.8	$47.8	$59.0
Institutional	48.2	48.9	48.1
High Net Worth	45.1	42.1	40.1

Total	$132.1	$138.8	$147.2

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

  Mutual Fund Distribution Channel

        Through our Affiliates, we provide advisory or sub-advisory services to more than 30 domestic and offshore mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

        Our largest mutual fund families in this distribution channel are:

  •
  the Tweedy, Browne Global Value and American Value Funds, managed by Tweedy, Browne Company LLC ("Tweedy, Browne"), a New York-based investment advisor that employs a value-oriented investment approach advocated by Benjamin Graham to invest in global and domestic securities;

  •
  the Brandywine, Brandywine Blue and Brandywine Advisors Funds, which are managed by Friess Associates, LLC, a Delaware, Wyoming and Arizona-based investment advisor that invests in growth equities through an intensive, bottom-up research process;

  •
  the Third Avenue Value Funds, including the Third Avenue Value, Real Estate Value, Small Cap Value and International Value Funds, which are managed by Third Avenue Management LLC, a New York-based investment advisor that employs a deep value approach to investing in equities, real estate and corporate debt securities; and

  •
  the Managers Funds, managed by The Managers Funds LLC ("Managers"), a Norwalk, Connecticut-based manager of managers, which employes a proprietary search, selection and monitoring process to identify subadvisors for the Funds.

        Utilizing the distribution and administrative capacities of Managers, we offer our Affiliates a cost-effective way to access the Mutual Fund distribution channel. With Managers and certain of our Affiliates, we formed the Managers AMG Funds, a no-load mutual fund family sub-advised by several of our Affiliates and distributed to retail and institutional clients directly by Managers and through intermediaries. In 2003, the Managers AMG fund family added the Managers AMG Essex Large Cap Growth Fund, which allows Essex Investment Management Company, LLC ("Essex") to offer its institutional large-cap strategy to a broader universe of investors.

        In the fourth quarter of 2003, we formed a joint distribution partnership between Managers and Portfolio Services Group, as discussed below, to market Managers' mutual funds through brokerage firms. In the first quarter of 2004, this distribution initiative was extended to include Brandywine and Third Avenue mutual fund products at selected broker-dealers.

        In October 2003, Managers announced that it had signed a definitive agreement with 40--86 Advisors, Inc. (previously Conseco Capital Management, Inc., "40--86 Advisors") for Managers to acquire the retail mutual fund business of 40--86 Advisors (totaling approximately $400 million in assets under management as of the date of the agreement). This transaction is expected to close in the second quarter of 2004.

  Institutional Distribution Channel

        Through our Affiliates, we offer more than 75 investment products across more than 25 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity. In addition, our Affiliates offer fixed income and specialty products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

        Our investment products are distributed by over 50 sales and marketing professionals within this distribution channel, who develop new institutional business through direct sales efforts and established relationships with pension consultants. In 2003, we continued to work with our Affiliates in executing and enhancing their marketing and client service initiatives. Our efforts are designed to ensure that our Affiliates' products and services successfully address the specialized needs of their clients and are responsive to the evolving demands of the marketplace. Specifically, we provide our Affiliates with resources to improve sales and marketing materials, network with the pension consultant and plan sponsor communities, and further expand and establish new distribution alternatives. These resources also provide our Affiliates the opportunity to better tailor their calling programs in the Institutional channel.

        In January 2004, we entered into a definitive agreement to acquire a 60% equity interest in the operating business of Genesis Holdings International ("Genesis"). With offices in London, Guernsey,

Kenya, Chile and Brazil, Genesis manages separate accounts and commingled portfolios for institutional clients in the United States, the United Kingdom, Europe and Australia. Genesis employs a bottom-up research and stock selection process with the aim of achieving capital growth for its clients over the medium to long-term, while mitigating country risk through extensive geographical diversification. This transaction is expected to close in the second quarter of 2004.

  High Net Worth Distribution Channel

        The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with ultra high net worth and affluent individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 90 managed account programs.

        We have undertaken several initiatives to assist our Affiliates with managed account distribution and administration. In January 2003, we announced the formation of the Portfolio Services Group ("PSG") division of The Burridge Group LLC ("Burridge"). PSG is a platform to distribute single and multi-manager separate account products and mutual funds through brokerage firms. PSG is presently distributing selected investment products managed by Burridge and five other Affiliates within our High Net Worth distribution channel, Essex, Frontier Capital Management Company, LLC, The Renaissance Group LLC, Systematic Financial Management, L.P. and J.M. Hartwell, Limited Partnership.

        In addition, PSG works with various national financial services institutions to distribute our multi-Affiliate product, known as Multiple Attribute Portfolios (or "MAPs"). The MAPs product allows sponsors to offer investors a series of portfolios, each managed by multiple independent Affiliates that employ separate and distinct investment styles. Together, the portfolios create a spectrum of asset, style and risk allocations designed to meet the investment goals of a wide range of separate account investors and provide investors an opportunity to access a diverse group of independently managed products in a single account, at a reasonable asset level. The product is currently marketed through networks of registered representatives at various national financial services institutions.

        In April 2003, through our Affiliate, Rorer Asset Management, LLC ("Rorer"), we announced the formation of Advantage Outsourcing Solutions ("AOS"), a back-office outsourcing company that offers a customizable, automated platform to our Affiliates in this channel as well as other advisors in the managed account industry. AOS provides account administration, portfolio accounting and other services to these clients. In September 2003, AOS entered into an alliance with a leading global provider of asset management and investment technology solutions to expand the resources available to AOS and allow AOS to shift responsibility for unaffiliated firm marketing to that provider. As a result of this transaction, AOS is able to focus solely on servicing Rorer and our other AMG Affiliates.

  Our Structure and Relationship with Affiliates

        While we operate our business through our Affiliates in our three principal distribution channels, we strive to maintain each Affiliate's distinct entrepreneurial culture and independence through our investment structure. Our principal investment structure involves the ownership of a majority interest in our Affiliates, with each Affiliate organized as a separate firm. Each Affiliate operating agreement is tailored to meet that Affiliate's particular characteristics and to enable us to cause or prevent certain actions to protect our interests.

        We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue (or in certain cases different percentages relating to the various sources or amounts of revenue of a particular Affiliate) is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The remaining portion of the Affiliate's revenue is allocated to the owners of that Affiliate (including us), and called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

  •
  to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation, and their distributions from the Owners' Allocation; and

  •
  to control operating expenses, thereby increasing the portion of the Operating Allocation, which is available for growth initiatives and compensation.

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation).

        We only agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including a potential increase in expenses or decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which help to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or foregoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us.

        In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (similar to a wholly-owned subsidiary) to better accommodate our business needs or those of our Affiliates. In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. Approximately 10% of our earnings are generated by our profit-based Affiliates.

  Our Purchase of Additional Interests in Our Existing Affiliates

        In our investment structures, the management team at each Affiliate retains an equity interest in that Affiliate. We consider this a key way that we provide our Affiliates' managers with incentives to grow their firms as well as align their interests with ours. In order to further increase these incentives, our Affiliate operating agreements provide our Affiliate managers conditional rights ("put rights") that require us to purchase their retained equity interests at certain intervals after a specified period of time. In this way, an Affiliate's managers can realize a portion of the equity value that they have created in their firm. In addition, organizational documents of our Affiliates provide us conditional rights ("call rights") that require Affiliate managers to sell their retained equity interests at certain intervals and upon their death, permanent incapacity or termination of employment. The organizational documents also provide Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of such events. The purchase price for these transactions is generally based on a multiple of the Affiliate's Owners' Allocation at the time the right is exercised, which is intended to represent the fair value of the equity. We pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also able to sell their equity interests to other individuals or entities. Underlying these provisions is our basic philosophy that the managers of each Affiliate should maintain an ownership level in that Affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves.

        The put rights are designed to permit the managers of an Affiliate to sell portions of their retained ownership. Instead of the sale of a manager's interest in the Affiliate occurring only in the event of the termination of his or her employment, the put rights are designed to facilitate a transition of ownership in our Affiliates to other partners at a more gradual rate. We believe that a more gradual sale of interests in Affiliates will enhance our ability to keep our ownership of each Affiliate within a desired range. We intend to continue providing equity participation opportunities in our Affiliates to more junior members of their management as well as to key employees.

        In most cases, the put rights do not become exercisable for a period of several years from the date of our investment in an Affiliate. Once exercisable, the put rights generally are limited in the aggregate to a percentage of a manager's ownership interest. The most common formulation among the Affiliates is that a manager's put rights:

  •
  do not commence until five years after the date of our investment or the date the Affiliate manager purchased his or her interest in the Affiliate, whichever is later;

  •
  are limited, in the aggregate, to 50% of his or her interests in the Affiliate; and

  •
  are limited, in any 12-month period, to 10% of the greatest interest he or she held in the Affiliate.

        In addition, the organizational documents of the Affiliates often contain a limitation on the maximum amount that management of any Affiliate may require us to purchase pursuant to their put rights in any 12-month period. Our estimate of the potential magnitude of such purchases pursuant to our Affiliates' managers' respective put rights are presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Diversification of Assets under Management and EBITDA

        The following table provides information regarding the composition of our assets under management and EBITDA for the year ended December 31, 2003.

	Year Ended December 31, 2003
	Assets under Management	Percentage of Total	EBITDA(1)	Percentage of Total
	(in millions)		(in thousands)
Distribution Channel:
Mutual Fund	$23,339	25%	$59,053	40%
Institutional	44,686	49%	48,075	33%
High Net Worth	23,499	26%	40,087	27%

Total	$91,524	100%	$147,215	100%

Asset Class:
Equity	$77,077	84%	$138,343	94%
Fixed Income	6,208	7%	6,984	5%
Other	8,239	9%	1,888	1%

Total	$91,524	100%	$147,215	100%

Geography:
Domestic	$74,309	81%	$112,520	76%
Global	17,215	19%	34,695	24%

Total	$91,524	100%	$147,215	100%

(1)
The definition of EBITDA is presented in Note (3) on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Industry

        The asset management industry is an important segment of the financial services industry and has been a key driver of growth in financial services over the last decade. As of the end of 2002, according to the most recent available data, industry-wide assets under management across the Mutual Fund, Institutional and High Net Worth distribution channels totaled more than $30 trillion. This figure does not reflect the substantial growth in the equity markets during 2003; with growth of 28.7% in the S&P 500 Index and 28.3% in the Dow Jones Industrial Average, total industry assets under management have increased substantially in 2002. We believe prospects for overall industry growth (estimated by one consultant to increase at a rate of 7.5% annually over the next four years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across all three of the principal distribution channels for our Affiliates' products: Mutual Fund, Institutional and High Net Worth.

        In the Mutual Fund distribution channel, according to an industry report, more than 91 million individuals in almost 53 million households in the United States are invested in mutual funds. In 2003, net inflows to equity mutual funds totaled approximately $180 billion, with aggregate mutual fund assets totaling $7.4 trillion at the end of 2003. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel are in retirement plans, as well as endowments and foundations, with total assets in the channel of approximately $8.0 trillion at the end of 2002 (the most recently compiled industry data). Net cash flows in to Institutional products were approximately $173 billion in 2003, with the majority of these new investments made in equity products. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, ultra high net worth and high net worth families and individuals (those having at least $1 million in investable assets) had aggregate assets of $7.4 trillion at the end of 2002 (the most recent compiled industry data); industry experts expect assets in this segment of the channel to grow to $10.7 trillion by the end of 2007. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled in excess of $500 billion at the end of 2003, a 29% increase over 2002. The same report also noted that the market share of separately managed account products among mid-sized asset management firms (those with between $1 billion and $5 billion in assets under management) is growing, and increased to more than 30% of both accounts and assets in 2003.

Investment Advisors

        Our principal targeted size range for prospective Affiliates is $500 million to $25 billion of assets under management. Within this size range, we have identified approximately 1,700 investment management firms in the United States, Canada and the United Kingdom. We believe that, in the coming years, a substantial number of investment opportunities will arise as the founders of such firms approach retirement age and begin to plan for succession. We also anticipate that we will have significant additional investment opportunities as larger entities seek to divest non-core activities. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, an organized process for identifying and contacting investment prospects and well-established relationships both with key target prospective Affiliates and the investment banking firms that cover the industry.

Competition

        In each of our three principal distribution channels, we and our Affiliates compete with a large number of domestic and foreign investment management firms, including public and private companies, subsidiaries of commercial and investment banks and insurance companies. In comparison to us and our Affiliates, these firms generally have greater resources and assets under management, and many offer an even broader array of investment products and services than our Affiliates. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the Institutional distribution channel. We believe that the most important factors affecting our and our Affiliates' ability to compete for clients in our three principal distribution channels are:

  •
  the abilities, performance records and reputation of the Affiliates and their management teams;

  •
  the products offered;

  •
  the management fees charged;

  •
  the level of client service offered; and

  •
  the development and marketing of new investment strategies.

        The relative importance of each of these factors can vary depending on the distribution channel and the type of investment management service involved, as well as general market factors. Each Affiliate's ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks or peer groups, or if key personnel leave the Affiliate. The ability of each Affiliate to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under then-prevailing market conditions.

        A component of our growth strategy is the acquisition of equity interests in additional mid-sized investment management firms. In seeking to acquire such equity interests, we compete with many acquirers of investment management firms, including other investment management holding companies, insurance companies, broker-dealers, banks and private equity firms. Many of these companies have longer operating histories and greater resources than we do, which may make our competitors more attractive to the owners of the firms in which we are considering an investment and may enable them to offer greater consideration to such owners. We believe that important factors affecting our ability to compete for future investments are:

  •
  the degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers; and

  •
  the reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.

Government Regulation

        Our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. Any failure of our Affiliates to comply with laws or regulations could result in fines, suspensions of individual employees or other sanctions, including revocation of an Affiliate's registration as an investment advisor, commodity trading advisor or broker-dealer. Each of our Affiliates is registered as an investment advisor with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. We do not directly engage in the business of providing investment advice and therefore are not registered as an investment advisor. Our Affiliates are also subject to regulation under the securities and fiduciary laws of various states. Moreover, many of our Affiliates act as advisors or sub-advisors to mutual funds, which are registered as investment companies with the Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). As an advisor or sub-advisor to a registered investment company, each of these Affiliates must comply with the requirements of the 1940 Act and related regulations. In addition, an advisor or sub-advisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the "Code").

        Our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of an Affiliate, as well as certain transactions by the fiduciaries (and several other related parties) to such plans. One of our Affiliates, First Quadrant, L.P., is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and is a member of the National Futures Association. Finally, a subsidiary of Managers, an affiliate of Third Avenue and Tweedy, Browne are each registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as broker-dealers and, therefore, are subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

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

        Several of our affiliated investment management firms are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, First Quadrant Limited, located outside of London, is regulated by the Financial Services Authority of the United Kingdom, and some of our other affiliated investment management organizations are investment advisors to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois), Bermuda (where the funds are regulated by the Bermuda Monetary Authority) and Ireland (where the funds are regulated by the Central Bank of Ireland). In addition, DFD Select Group, N.V. distributes funds in a variety of foreign jurisdictions. DFD Select Group, N.V. and any of our affiliated investment management firms that manage such funds are therefore subject to the securities laws governing the investment management and distribution of such funds in the applicable jurisdictions.

        The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict any of the Affiliates from conducting their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the Affiliate's business activities for specified periods of time, revocation of the Affiliate's registration as an investment advisor, commodity trading advisor, broker-dealer and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

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

Employees and Corporate Organization

        As of December 31, 2003, we had 47 employees and our Affiliates employed approximately 775 persons. Approximately 794 of these 822 employees were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

Corporate Liability and Insurance

        Our Affiliates' operations entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, we face liability both directly as a control person of our Affiliates, and indirectly as a general partner or manager member of certain of our Affiliates. To protect our overall operations from such liability, we maintain errors and omissions and general liability insurance in amounts, which we and our Affiliates consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of our Affiliates in excess of available coverage could have a material adverse effect on us.

Cautionary Statements

  Declines in the equity markets adversely affect our performance.

        The investment management contracts of our Affiliates typically provide for payment based on the market value of assets under management, and payments will be adversely affected by declines in the equity markets. In addition, certain of our Affiliates' investment management contracts include fees based on investment performance, which are directly dependent upon investment results and thus often vary substantially from year to year. Unfavorable market performance, fluctuations in the prices of specific securities, asset withdrawals or other changes in the investment patterns of our Affiliates' clients may reduce our Affiliates' assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our consolidated results of operations and financial condition.

  Our growth strategy depends upon continued growth from our existing Affiliates and upon our making new investments in mid-sized investment management firms.

        Our Affiliates may not be able to maintain their respective levels of performance or contribute to our growth at their historical levels or at currently anticipated levels. Also, our Affiliates may be unable to carry out their management succession plans, which may adversely affect their operations and revenue streams.

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

  The failure to consummate announced investments in new investment management firms could have an adverse effect on our operating results and financial condition.

        Consummation of our acquisition transactions is generally subject to a number of closing conditions, contingencies and approvals, including but not limited to obtaining certain consents of the investment management firms' clients. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock to the extent that the then-current market price reflects a market assumption that we will complete the announced transaction. In addition, the fact that a transaction did not close after we announced it publicly may negatively affect our ability and prospects to consummate transactions in the future. Finally, we must pay costs related to these transactions, including legal and accounting fees, even if the transactions are not completed, which may have an adverse effect on our results of operations and financial condition.

  The failure to receive regular distributions from our Affiliates would adversely affect us, and our holding company structure results in substantial structural subordination that may affect our ability to make payments on our obligations.

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

  The agreed-upon expense allocation under our revenue sharing arrangements with our Affiliates may not be large enough to pay for all of that Affiliate's operating expenses.

        Our Affiliates have generally entered into agreements with us under which they have agreed to pay us a specified percentage of their respective gross revenue, while retaining a percentage of revenue for use in paying that Affiliate's operating expenses. We may not anticipate and reflect in those agreements possible changes in the revenue and expense base of any Affiliate, and the agreed-upon expense allocation may not be large enough to pay for all of an Affiliate's operating expenses. We may elect to defer the receipt of our share of an Affiliate's revenue to permit the Affiliate to fund such operating expenses, or we may restructure our relationship with an Affiliate with the aim of maximizing the long-term benefits to us, but we cannot be certain that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship might have an adverse effect on our near-term or long-term profitability and financial condition.

  We expect that we will need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms will require additional capital. We may also need to repurchase some or all of our outstanding zero-coupon senior convertible notes and floating rate senior convertible securities on various dates, the next of which is May 7, 2004, and we have obligations to purchase additional equity in existing Affiliates, which obligations will be triggered from time to time. These obligations may require more cash than is available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. These financing activities could increase our interest expense, decrease our net income and dilute the interests of our existing stockholders. Moreover, we may not be able to obtain such financing on acceptable terms, if at all.

        Repurchase Obligations under Zero-Coupon Senior Convertible Notes and under Floating Rate Convertible Senior Debentures.    In May 2001, we issued $251 million aggregate principal amount at maturity of zero-coupon senior convertible notes due 2021. In 2003, we repurchased $116.5 million principal amount at maturity of the zero-coupon senior convertible notes in privately negotiated transactions. On May 7 of 2004, 2006, 2011 and 2016, holders may require us to repurchase all or a portion of the outstanding zero-coupon senior convertible notes at their accreted value. In February 2003, we issued $300 million of floating rate senior convertible debentures due 2033. The holders of the convertible debentures may require us to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. While we cannot predict whether or when holders of the notes or the convertible debentures will choose to exercise their repurchase rights, we believe that they would become more likely to do so in the event that the price of our common stock is not greater than certain levels or if interest rates increase, or both. We may choose to pay the purchase price in cash or (subject to certain conditions) in shares of our common stock, or in a combination of both. We may wish to avoid paying the purchase price in common stock if we believe that doing so would be unfavorable. We currently intend to pay the repurchase price for the notes and the convertible debentures with cash. Therefore, if a substantial portion of the notes or the convertible debentures were to be submitted for repurchase on any of the repurchase dates, we might need to use a substantial amount of our available sources of liquidity for this purpose. This could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek other means of refinancing or restructuring our obligations under the notes or the convertible debentures, but this may result in terms less favorable than those under the existing notes or convertible debentures.

        Purchase of Additional Equity in Our Affiliates.    Under our agreements with our Affiliates, Affiliate managers have the conditional right to require us to purchase additional ownership interests in our Affiliates in certain circumstances. The price for these purchases may, in certain cases, be substantial and may result in us having more interest expense and less net income. These purchases will also result in our ownership of larger portions of our Affiliates, which may have an adverse effect on our cash flow and liquidity. In addition, in connection with these purchases, we may face the financing risks described above.

        Revolving Credit Facility.    We currently have a revolving credit facility under which we had no debt outstanding as of December 31, 2003 and the ability to borrow up to $250 million. Subject to the agreement of the lenders (or prospective lenders) in the facility to increase commitments, we have the option to increase the facility to $350 million. We have used our credit facilities in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, and we also may use the credit facility for working capital purposes or to refinance other indebtedness.

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

        Because indebtedness under our credit facility bears interest at variable rates, in the event we have indebtedness outstanding under our credit facility, increases in interest rates may increase our interest expense, which could adversely affect our cash flow, our ability to meet our debt service obligations and our ability to fund future investments. Although from time to time we are party to interest rate hedging contracts designed to offset a portion of our exposure to interest rate fluctuations, we cannot be certain that this strategy will be effective.

  We have substantial intangibles on our balance sheet, and any re-valuation of our intangibles could adversely affect our results of operations and financial position.

        At December 31, 2003, our total assets were approximately $1.5 billion, of which $1.1 billion (or approximately 73%) were intangible assets consisting of acquired client relationships and goodwill. We cannot be certain that we will ever realize the value of such intangible assets. We are amortizing, or writing off, acquired client relationships with definite lives over a weighted average period of 14 years.

        Historically, we have also amortized goodwill and indefinite-lived intangible assets but have ceased to do so as a result of accounting rule changes. Under Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," goodwill and other intangible assets that have indefinite lives are no longer amortized, but instead are tested for impairment using a fair value test, which may have the effect that companies that have intangible assets (including us) will incur impairment charges. Such a charge, if material, could have a material adverse effect on our operating results.

  We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.

        We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities for us. Our officers do not have employment agreements with us, although each of them has a significant equity interest in us, including stock options.

        In addition, our Affiliates depend heavily on the services of key principals, who in many cases have managed their firms for many years. These principals often are primarily responsible for their firm's investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation agreements and employment agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with their firms. Moreover, since certain Affiliates contribute significantly to our revenue, the loss of key management personnel at these Affiliates could have a disproportionate impact on our business.

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

  Our industry is highly competitive.

        Through our Affiliates, we compete with a broad range of investment managers, including public and private investment advisors, firms associated with securities broker-dealers, financial institutions, insurance companies and other entities that serve our three principal distribution channels, all of whom may have greater resources. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates' ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates' products, investment performance and client-servicing capabilities, and the marketing and distribution of their investment products. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates also compete with each other for clients.

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

        Many aspects of our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. We cannot ensure that our Affiliates will fulfill all applicable regulatory requirements. The failure of any Affiliate to satisfy regulatory requirements could subject that Affiliate to sanctions that might materially impact the Affiliate's business and our business. Moreover, any changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, could have a material adverse impact on our profitability and mode of operations.

        Additionally, certain of our Affiliates' businesses include the management of mutual funds, an industry which has recently become the subject of heightened regulatory scrutiny. The negative publicity caused by reports of "market timing" and late trading abuses, as well as other misconduct, has discouraged some investors from investing in mutual funds and could have an adverse effect on the equity markets in general. Furthermore, if we or any of our Affiliates were to be named as a subject of an investigation, the publicity of such investigation could have a material adverse effect on our stock price and financial condition even if we (or our Affiliates) were found not to have committed any violation of the securities laws or other misconduct.

  Our Affiliates' autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by them.

        Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, most of our Affiliates manage their own day-to-day operations, including investment management policies and fee levels, product development, client relationships, compensation programs and compliance activities. As a result, we may not become aware, for example, of an Affiliate's loss of a significant client or an Affiliate's non-compliance with a regulatory requirement as quickly as if we were involved in the day-to-day business of the Affiliate. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates.

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

        Some of our Affiliates operate or advise clients outside of the United States, and one affiliated investment management firm, DFD Select Group, N.V., is based outside the United States. In addition, in January 2004, we announced that we entered into a definitive agreement to acquire an equity interest in the operating business of Genesis Holdings International, which also is based outside the United States. Accordingly, we and our current and any prospective affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally, which risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

  The price of our common stock historically has been volatile; the sale or issue of substantial amounts of our common stock (including any shares issuable under our outstanding convertible securities) could adversely impact the price of our common stock.

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

        In addition, the sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with past financing activities, we issued securities that are convertible into shares of our common stock either upon the occurrence of certain events or, in the case of our mandatory convertible securities, upon the passage of time. The number of shares of our common stock to be issued will be determined by the price of our common stock at the time of conversion or settlement of the forward purchase contract. Upon the conversion of the securities, and especially if we were required to issue the maximum number of shares of common stock issuable under our outstanding convertible securities, a significant number of additional shares of our common stock would be sold in the public market. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Also, as of December 31, 2003, options to purchase 5,135,537 shares of our common stock were outstanding and exercisable, although 2,207,428 of the shares that may be purchased pursuant to such exercises would be subject to restrictions on transferability for specified periods. Consequently, any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

Our Web Site

        Our web site is www.amg.com. It provides information about us, as well as a link in the "Investor Information" section of our web site to another web site where you can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated in our web site is not a part of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low closing prices as reported on the New York Stock Exchange composite tape since January 1, 2002 for the periods indicated.

	High	Low
2002
First Quarter	$73.64	$65.55
Second Quarter	71.35	60.98
Third Quarter	62.68	40.51
Fourth Quarter	54.75	39.45
2003
First Quarter	$55.27	$37.00
Second Quarter	64.81	42.45
Third Quarter	68.85	60.50
Fourth Quarter	72.98	63.41
2004
First Quarter(1)	$87.29	$69.76

(1)
Data for this period reflects high and low closing prices from January 1, 2004 through March 10, 2004.

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on March 10, 2004 was $84.55.

        As of March 10, 2004, there were 36 stockholders of record.

        We have not declared a cash dividend with respect to the periods presented. Since we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase debt securities and shares of our common stock when appropriate, and develop our existing business, and since our credit facility prohibits us from making cash dividend payments to our stockholders, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

        On January 28, 2004, we announced that our Board of Directors had authorized a three-for-two stock split of our outstanding shares of common stock. The split entitles each shareholder of record as of February 24, 2004 to receive three shares for every two shares of common stock held on the record date. The additional shares of common stock will be distributed on March 29, 2004. In addition, the number of shares of common stock subject to outstanding options issued by us and the conversion and settlement rates of our outstanding convertible securities will be appropriately adjusted. Because the stock split will apply to all issued and outstanding shares of common stock and outstanding rights to acquire common stock, it will not alter the relative rights and preferences of existing equity holders. Except for the earnings per share information set forth in Note 19 to the Consolidated Financial Statements, the other information provided in this Annual Report on Form 10-K has not been adjusted to reflect the stock split on a pro forma basis.

Item 6. Selected Historical Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except as indicated and per share data)
Statement of Operations Data
Revenue(1)	$518,726	$458,708	$408,210	$482,536	$495,029
Net Income(2)	72,188	56,656	49,989	55,942	60,528
Earnings per share—diluted(2)	3.18	2.49	2.20	2.48	2.78
Average shares outstanding—diluted	22,693	22,749	22,732	22,577	21,805
Other Financial Data
Assets under management (at period end, in millions)	$82,041	$77,523	$81,006	$70,809	$91,524
Cash Flow from (used in):
Operating activities	$89,119	$153,711	$96,925	$127,300	$116,515
Investing activities	(112,939)	(111,730)	(343,674)	(138,917)	(44,830)
Financing activities	54,035	(63,961)	288,516	(34,152)	153,697
EBITDA(3)	166,801	142,378	132,143	138,831	147,215
Cash Net Income(4)	98,318	87,676	84,090	99,552	104,944
Balance Sheet Data
Intangible assets(5)	$571,881	$643,470	$974,956	$1,113,064	$1,116,036
Total assets	909,073	793,730	1,160,321	1,242,994	1,519,205
Long-term obligations(6)	176,646	154,436	223,795	485,225	669,484
Stockholders' equity	477,986	493,910	543,340	571,861	614,769

(1)
In the year ended December 31, 1999, performance-based fees were of an unusual magnitude (39% of revenue) and have not recurred to the same degree in subsequent years.

(2)
Net Income and Earnings per share for the years ended December 31, 2002 and 2003 reflect changes in the accounting for intangible assets as a result of the implementation in 2002 of FAS 142, "Goodwill and Other Intangible Assets," and therefore are not directly comparable to the operating results presented for prior periods.

(3)
The definition of EBITDA is presented in Note (3) on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Cash Net Income is defined as Net Income plus amortization and deferred taxes related to intangible assets plus Affiliate depreciation. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of interests in our affiliated investment management firms. Cash Net Income is not a measure of financial performance under generally accepted accounting principles and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net Income, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed in that section, for periods prior to our adoption of FAS 142 in 2002, we defined Cash Net Income as "Net Income plus depreciation and amortization." In connection with our adoption of FAS 142 in 2002, we modified our definition to be "Net Income plus depreciation, amortization and deferred taxes." In 2003, in connection with our issuance of convertible securities, we modified this definition to clarify that deferred taxes relating to these convertible securities and certain depreciation are not added back for the calculation of Cash Net Income.

(5)
Intangible assets have increased as we have made new or additional investments in affiliated investment management firms.

(6)
Long-term obligations include our convertible debt securities and borrowings under our revolving credit facility, which are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements."

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2003, our affiliated investment management firms managed approximately $91.5 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we provide more than 150 investment products across a broad range of asset classes and investment styles in our three principal distribution channels. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Our Affiliates provide advisory or sub-advisory services to more than 30 domestic and offshore mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

  •
  Through our Affiliates, we offer more than 75 investment products across more than 25 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity. In addition, our Affiliates offer fixed income and specialty products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

  •
  The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with ultra high net worth and affluent individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 90 managed account programs.

        While we operate our business through our Affiliates in our three principal distribution channels, we strive to maintain each Affiliate's distinct entrepreneurial culture and independence through our investment structure. Our principal investment structure involves the ownership of a majority interest in our Affiliates, with each Affiliate organized as a separate firm. Each Affiliate operating agreement is tailored to meet that Affiliate's particular characteristics and to enable us to cause or prevent certain actions to protect our interests.

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

        We only agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including a potential increase in expenses or decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which help to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or foregoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

  •
  to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation and their distributions from the Owners' Allocation; and

  •
  to control operating expenses, thereby increasing the portion of the Operating Allocation, which is available for growth initiatives and compensation.

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation). For the year ended December 31, 2003, approximately $68.0 million was reported as compensation to our Affiliate managers from their respective Operating Allocations. Additionally, during this period we allocated approximately $81.0 million of Affiliates' profits to their managers (referred to on our income statement as "minority interest").

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model similar to a wholly-owned subsidiary. In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In those cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. Approximately 10% of our earnings is generated by our profit-based Affiliates.

        Net Income on our income statement reflects the consolidation of substantially all of the revenue of our Affiliates, reduced by:

  •
  the operating expenses of our Affiliates;

  •
  our operating expenses (i.e., our holding company expenses, including interest, amortization, income taxes and compensation for our employees); and

  •
  the profits allocated to our Affiliates' managers, or minority interest.

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

  •
  our receipt of Owners' Allocation from Affiliates with revenue sharing arrangements, which depends on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins;

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

        Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). For example, most client accounts in the High Net Worth distribution channel are billed in advance and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, in the High Net Worth and Institutional distribution channels, certain clients are billed on the basis of investment performance ("performance fees"). Performance fees are inherently dependent on investment results and therefore may vary substantially from year to year.

        Principally, our assets under management are directly managed by our Affiliates. One of our Affiliates also manages assets in the Institutional distribution channel using an overlay strategy. Overlay assets (assets that are managed subject to strategies which employ futures, options or other derivative securities) generate asset-based fees that are typically substantially lower than the asset-based fees generated by our Affiliates' other investment strategies. Therefore, changes in directly managed assets generally have a greater impact on our revenue from asset-based fees than changes in total assets under management (a figure which includes overlay assets).

        In addition to the revenue derived from providing investment management services, we derive a small portion of our revenue from transaction-based brokerage fees and distribution fees at certain Affiliates. In the case of the transaction-based brokerage business at Third Avenue Management LLC ("Third Avenue"), our percentage participation in Third Avenue's brokerage fee revenue is substantially less than our percentage participation in the investment management fee revenue realized by Third Avenue and our other Affiliates. For this reason, increases or decreases in our consolidated revenue that are attributable to Third Avenue brokerage fees will not affect our earnings in the same manner as investment management services revenue from Third Avenue and our other Affiliates.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K) and a statement of changes for each period.

Assets under Management—Operating Segment

	At December 31,
(dollars in billions)
	2001	2002	2003
Mutual Fund	$14.4	$16.4	$23.3
Institutional	42.0	33.8	44.7
High Net Worth	24.6	20.6	23.5

	$81.0	$70.8	$91.5

Directly managed assets—percent of total	88%	91%	91%
Overlay assets—percent of total	12%	9%	9%

	100%	100%	100%

Assets under Management—Statement of Changes

	Year Ended December 31,
(dollars in billions)
	2001	2002	2003
Beginning of period	$77.5	$81.0	$70.8
New investments(1)	10.9	4.6	—
Sale of Affiliate equity investment(2)	—	(1.0)	—
Net client cash flows—directly managed assets	2.8	0.3	1.7
Net client cash flows—overlay assets	(1.3)	(1.1)	0.4
Investment performance	(8.9)	(13.0)	18.6

End of period	$81.0	$70.8	$91.5

(1)
We closed new Affiliate investments in Friess Associates, LLC ("Friess") and Welch & Forbes LLC ("Welch & Forbes") in the fourth quarter of 2001 and in Third Avenue in the third quarter of 2002.

(2)
In the second quarter of 2002, we sold our minority equity investment in Paradigm Asset Management, L.L.C.

        The equity markets experienced significant decreases in 2002 and increases in 2003 that impact certain comparisons of our assets under management and revenue in this report. For the year ended December 31, 2002, the S&P 500 Index and Dow Jones Industrial Average decreased 23.4% and 16.8%, respectively. In contrast, for the year ended December 31, 2003, the S&P 500 Index and Dow Jones Industrial Average increased 28.7% and 28.3%, respectively.

        The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represents an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management represents an average of the assets at the beginning and end of each calendar quarter during the applicable period. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

(in millions, except as noted)	2001	2002	% Change	2003	% Change
Average Assets under Management (in billions)(1)
Mutual Fund	$10.1	$15.4	52%	$18.6	21%
Institutional	39.7	37.7	(5%)	38.0	1%
High Net Worth	23.1	22.5	(3%)	21.4	(5%)

Total	$72.9	$75.6	4%	$78.0	3%

Revenue(2)
Mutual Fund	$113.6	$164.6	45%	$191.7	16%
Institutional	160.8	178.1	11%	171.8	(4%)
High Net Worth	133.8	139.8	4%	131.5	(6%)

Total	$408.2	$482.5	18%	$495.0	3%

Net Income(2)
Mutual Fund	$15.6	$22.8	46%	$28.7	26%
Institutional	15.8	16.3	3%	15.8	(3%)
High Net Worth	18.6	16.8	(10%)	16.0	(5%)

Total	$50.0	$55.9	12%	$60.5	8%

EBITDA(3)
Mutual Fund	$38.8	$47.8	23%	$59.0	23%
Institutional	48.2	48.9	1%	48.1	(2%)
High Net Worth	45.1	42.1	(7%)	40.1	(5%)

Total	$132.1	$138.8	5%	$147.2	6%

(1)
Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
Note 18 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

(3)
The definition of EBITDA and our reasons for using EBITDA are presented in Note (3) on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Liquidity and Capital Resources" below.

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

        Our revenue increased 3% in 2003 from 2002, following an 18% increase in revenue in 2002 from 2001. The increase in revenue in 2003 was primarily a result of our investment in Third Avenue, which closed the third quarter of 2002 and is included in our operating results for a full year in 2003. This increase was partially offset by lower performance fees in 2003 as compared to 2002. The increase in revenue in 2002 was primarily a result of our investments in Friess and Welch & Forbes in the fourth quarter of 2001, and to a lesser extent, Third Avenue in the third quarter of 2002. Further contributing to the growth in revenue, though to a lesser extent, were higher performance fees in 2002 as compared to 2001. These increases were partially offset by the decline in assets under management at existing Affiliates which was primarily a result of the broad decline in the equity markets during 2002.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of 16% in the Mutual Fund distribution channel in 2003 from 2002 resulted principally from an increase in average assets under management. The increase in average assets under management was primarily attributable to our investment in Third Avenue in the third quarter of 2002 and to positive net client cash flows. The increase in revenue was proportionately less than the growth in average assets under management because of an increase in assets under management in mutual funds that realize lower fees, principally a result of our investment in Third Avenue.

        The increase in revenue of 45% in the Mutual Fund distribution channel in 2002 from 2001 resulted principally from an increase in average assets under management. The increase in average assets under management of 52% in 2002 was primarily attributable to our investments in Friess in the fourth quarter of 2001 and Third Avenue in the third quarter of 2002 and to positive net client cash flows, and was partially offset by a decline in assets under management resulting principally from a broad decline in the equity markets. The increase in revenue was proportionately less than the growth of average assets under management because of an increase in assets under management in mutual funds that realize lower fees, principally a result of our investments in Friess and Third Avenue.

  Institutional Distribution Channel

        The decrease in revenue of 4% in the Institutional distribution channel in 2003 from 2002 was primarily attributable to lower performance fees in 2003 as compared to 2002.

        The increase in revenue of 11% in the Institutional distribution channel in 2002 from 2001 resulted from our investments in Friess and Third Avenue and an increase in performance fees. This increase in revenue was partially offset by a decline in average assets under management, resulting principally from a broad decline in the equity markets. Unrelated to the change in assets under management, revenue also increased because of higher fee rates realized on assets under management within this distribution channel, principally as a result of our investment in Friess. This channel also experienced client cash outflows from overlay assets, which have fee rates that are substantially lower than fee rates earned on directly managed assets.

  High Net Worth Distribution Channel

        The decrease in revenue of 6% in the High Net Worth distribution channel in 2003 from 2002 resulted primarily from a similar decline in average assets under management. Average assets under management were lower in 2003 primarily as a result of the decline in the equity markets in 2002 through the first quarter of 2003, as well as net client cash outflows. This decrease in revenue was partially offset by our investment in Third Avenue in the third quarter of 2002.

        The increase in revenue of 4% in the High Net Worth distribution channel in 2002 from 2001 resulted primarily from our investments in Welch & Forbes in the fourth quarter of 2001, Third Avenue in the third quarter of 2002 and, to a lesser extent, Friess in the fourth quarter of 2001. The increase in revenue from these investments was partially offset by a decline in average assets under management, resulting principally from a broad decline in the equity markets. Unrelated to the change in assets under management, revenue also increased because of higher fee rates realized on assets under management within this distribution channel (principally as a result of our investments in new Affiliates) and, to a lesser extent, because of the effects of advance billing in a declining market (as previously discussed), which is the primary billing method used in the High Net Worth distribution channel.

  Operating Expenses

        The following table summarizes our consolidated operating expenses.

(dollars in millions)	2001	2002	% Change	2003	% Change
Compensation and related expenses	$134.9	$165.9	23%	$175.0	5%
Selling, general and administrative	73.8	84.5	14%	84.1	—%
Amortization of intangible assets	28.4	14.5	(49%)	16.2	12%
Depreciation and other amortization	5.7	5.8	2%	6.2	7%
Other operating expenses	11.1	16.0	44%	16.0	—%

Total operating expenses	$253.9	$286.7	13%	$297.5	4%

        A substantial portion of our operating expenses is incurred by our Affiliates, and a substantial majority of Affiliate expenses is incurred at Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate's revenue by corresponding increases or decreases in their respective aggregate Operating Allocations. During the year ended December 31, 2003, approximately $68.0 million, or about 39% of our consolidated compensation expense, was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, we participate fully in any increase or decrease in revenue and expenses at our profit-based Affiliates.

        Compensation and related expenses increased 5% in 2003, following a 23% increase in 2002. The increase in 2003 resulted principally from an increase in aggregate Affiliate expenses from our investment in Third Avenue in the third quarter of 2002 (and therefore inclusion of the operating expenses at Third Avenue in our operating results for the full year of 2003), partially offset by lower compensation at certain Affiliates and the holding company. The increase in 2002 resulted principally from an increase in aggregate Affiliate expenses resulting from our investments in Friess, Welch & Forbes and Third Avenue as well as from investment spending for distribution initiatives and increased holding company compensation. Aggregate increases in compensation expenses in 2002 were partially offset by compensation expense reductions at certain Affiliates that were greater than the proportionate decrease in revenue at such Affiliates.

        Selling, general and administrative expenses were flat in 2003 as the inclusion of the selling, general and administrative expenses at Third Avenue for the full year of 2003 were offset by a decrease in distribution expenses at several Affiliates in the Mutual Fund distribution channel. The 14% increase in selling, general and administrative expenses in 2002 was principally attributable to our investments in Friess, Welch & Forbes and Third Avenue, and was partially offset by a decrease in sub-advisory and distribution expenses at The Managers Funds LLC ("Managers") resulting from a decrease in its assets under management.

        The increase in amortization of intangible assets of 12% in 2003 resulted from the inclusion of amortization expense for Third Avenue and the purchase of additional interests in existing Affiliates. The decrease in amortization of intangible assets of 49% in 2002 resulted from our adoption of Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," under which goodwill and certain other intangible assets are no longer amortized. This decrease was partially offset by increases in amortization as a result of our investments in Friess, Welch & Forbes and Third Avenue.

        Depreciation and other amortization expenses increased 7% in 2003 and 2% in 2002. The increases in both years were principally attributable to the incremental depreciation associated with our investment in Third Avenue in the third quarter of 2002 and other fixed asset purchases at the holding company and other Affiliates.

        Other operating expenses were flat in 2003, following a 44% increase in 2002. In 2003, the effect of a full year of operating expenses associated with our investment in Third Avenue in the third quarter of 2002 were offset by lower spending at other Affiliates. The increase in 2002 was principally attributable to the incremental expenses associated with our investments in Friess and Welch & Forbes and increased spending from the Operating Allocation at Affiliates with revenue sharing arrangements.

  Other Income Statement Data

        The following table summarizes other income statement data.

(dollars in millions)	2001	2002	% Change	2003	% Change
Minority interest	$61.4	$80.8	32%	$81.0	—%
Income tax expense	33.3	37.3	12%	41.3	11%
Interest expense	14.7	25.2	71%	23.0	(9%)
Investment and other income	5.1	3.5	(31%)	8.2	134%

        Minority interest was flat in 2003, following a 32% increase in 2002. In 2003, the minority interest expense resulting from our investment in Third Avenue in the third quarter of 2002 was offset by increased investment spending at certain of our Affiliates, which decreased the minority interest at such Affiliates. The increase in minority interest in 2002 resulted principally from the previously discussed increase in revenue in 2002. This increase was proportionately greater than the 18% increase in revenue because of our investment in Friess, in which we own 51% of the firm's Owners' Allocation, representing a relatively lower percentage ownership than our other Affiliate investments.

        The 11% increase in income tax expense in 2003 was principally attributable to an increase in income before taxes, as well as an increase in the effective tax rate from 40% to 40.6%. Our effective tax rate increased as a result of an increase in state taxes attributable to the growth of certain of our Affiliates in relatively higher tax rate jurisdictions. The 12% increase in income taxes in 2002 was attributable only to the increase in income before taxes, as our effective tax rate did not change over the prior year.

        Interest expense decreased by $2.2 million, or 9%, in 2003, following a 71% increase in 2002. The decrease in interest expense in 2003 was attributable to 2002 expenses that did not recur in 2003 ($2.3 million of debt issuance cost amortization and $1.5 million of settlements on interest rate derivative contracts). These decreases were partially offset by interest expense attributable to our floating rate senior convertible securities issued in February of 2003. The increase in interest expense in 2002 resulted principally from $13.5 million of interest expense related to our issuance of mandatory convertible debt securities in December 2001 and January 2002, on which we pay interest at the annual rate of 6%. This increase was partially offset by a $4.1 million decrease in interest expense from lower average debt outstanding on our senior revolving credit facility and $1.7 million of lower amortization related to the transition adjustment under Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Certain Hedging Activities."

        Investment and other income increased 134% in 2003, following a 31% decrease in 2002. The increase in investment and other income in 2003 was primarily attributable to income related to elevated cash holdings following the February 2003 issuance of floating rate senior convertible securities and, to a lesser extent, income recognized in 2003 from an alliance between our Affiliate, Rorer Asset Management, LLC ("Rorer"), and a leading global provider of asset management and investment technology solutions. The decrease in investment and other income in 2002 was attributable to the maintenance of lower levels of excess cash at the holding company as a result of our investments in Friess and Welch & Forbes in the fourth quarter of 2001 and Third Avenue in the third quarter of 2002.

  Net Income

        The following table summarizes Net Income for the past three years:

(dollars in millions)	2001	2002	% Change	2003	% Change
Net Income	$50.0	$55.9	12%	$60.5	8%

        The 8% increase in Net Income in 2003 resulted primarily from increases in revenue and investment and other income and lower interest expense, offset partially by the increases in operating and income tax expenses, as described above. Net Income for 2003 and 2002 reflect changes in the accounting for intangible assets as a result of the implementation of FAS 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002, and therefore is not directly comparable to the operating results presented for 2001. Note 12 to our Consolidated Financial Statements presents our Net Income for 2001 as though we had adopted FAS 142 on January 1, 2001.

        The 12% increase in Net Income in 2002 resulted from approximately $19 million of amortization of certain intangible assets during 2001 that did not recur in 2002 as a result of our adoption of FAS 142, as well as the increases in revenue described above. These factors were partially offset by the increases in interest expense and minority interest expense, also described above.

  Supplemental Performance Measure

        As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, Net Income. Cash Net Income is defined as Net Income plus amortization and deferred taxes related to intangible assets plus Affiliate depreciation. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to our acquisition of interests in our Affiliates. Cash Net Income is used by our management and Board of Directors as a principal performance benchmark, including as a measure for aligning executive compensation with stockholder value.

        Since our acquired assets do not generally depreciate or require replacement by AMG, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because these accruals would be used only in the event of a future sale of an Affiliate or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets. Conversely, we do not add back the deferred taxes relating to our floating rate senior convertible securities or other depreciation expenses. In connection with our issuance of these convertible securities in February 2003, we modified our definition of Cash Net Income to clarify that deferred taxes relating to these convertible securities and certain depreciation are not added back. In prior periods, Cash Net Income represented Net Income plus depreciation, amortization and deferred taxes.

        The following table provides a reconciliation of Net Income to Cash Net Income for each of the past three years.

(dollars in millions)	2001(1)	2002(1)	2003
Net Income	$50.0	$55.9	$60.5
Intangible amortization	28.4	14.5	16.2
Intangible-related deferred taxes(2)	—	23.2	23.9
Affiliate depreciation(3)	5.7	5.9	4.3

Cash Net Income(1)	$84.1	$99.5	$104.9

(1)
As described above, Cash Net Income for 2002 and 2003 reflects the change to our definition of Cash Net Income that resulted from the implementation of FAS 142 in the first quarter of 2002, and therefore is not directly comparable to the operating results presented for 2001. In addition, in 2003, we modified the definition of Cash Net Income to clarify that deferred taxes relating to our 2003 issuance of convertible securities and certain depreciation are not added back for the calculation of Cash Net Income. If we had adopted FAS 142 and used the modified definition of Cash Net Income beginning in 2001, Cash Net Income for 2001 and 2002 would have been $88.6 million and $97.6 million, respectively.

(2)
For 2001, prior to our adoption of FAS 142, we did not add back deferred taxes to measure Cash Net Income. For 2002, this figure represents our total deferred taxes.

(3)
For 2001 and 2002, this figure represents our consolidated depreciation.

        Cash Net Income increased 5% in 2003, primarily as a result of the previously described factors affecting Net Income. Cash Net Income increased 18% in 2002, primarily as a result of the previously described factors affecting Net Income and related changes in the accounting for intangible assets resulting from our adoption of FAS 142.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources as of December 31 in the years indicated below:

(dollars in millions)	2001	2002	2003
Balance Sheet Data
Cash and cash equivalents	$73.4	$27.7	$253.3
Senior bank debt	25.0	—	—
Zero coupon convertible debt	227.9	229.0	123.3
Floating rate convertible securities	—	—	300.0
Mandatory convertible securities	200.0	230.0	230.0
Cash Flow Data
Operating cash flows	$96.9	$127.3	$116.5
Investing cash flows	(343.7)	(138.9)	(44.8)
Financing cash flows	288.5	(34.2)	153.7
EBITDA(1)	132.1	138.8	147.2

(1)
The definition of EBITDA is presented in Note (3) on page 2.

        In 2003, we met our cash requirements primarily through cash generated by operating activities and the issuance of convertible debt securities. Our principal uses of cash were to repurchase debt securities, repay indebtedness, repurchase shares of our common stock and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2001 PRIDES, as well as our recently issued 2004 PRIDES, is comprised of a senior note and a forward purchase contract. The exercise of the forward purchase contract at the respective remarketing dates of each of our PRIDES securities will result in the issuance of shares of our common stock that will generate cash proceeds sufficient to amortize debt in an amount equal to the remaining note portion of each security. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the PRIDES securities and our net debt approach. At December 31, 2003, our leverage ratio was 1.15:1.

Senior Revolving Credit Facility

        We have a $250 million senior revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that we may borrow at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to increase the Facility to $350 million. The Facility contains financial covenants with respect to net worth, leverage and interest coverage, and requires us to pay a quarterly commitment fee on any unused portion. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by us. As of March 10, 2004, we had no borrowings outstanding under the Facility.

Zero Coupon Senior Convertible Notes

        In May 2001, we completed a private placement of zero coupon senior convertible notes in which we sold a total of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, accreting at a rate of 0.50% per year. Each $1,000 principal amount at maturity zero coupon senior convertible note is convertible into 11.6195 shares of our common stock (the "settlement rate") upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $93.53 and increasing incrementally at the end of each calendar quarter to $94.62 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. We may redeem the securities for cash on or after May 7, 2006. The holders may require us to repurchase the securities at their accreted value on May 7 of 2004, 2006, 2011 and 2016. We may choose to pay the purchase price for such repurchases in cash or shares of our common stock or a combination thereof. In 2003, we repurchased $116.5 million principal amount at maturity of these notes in privately negotiated transactions.

2001 Mandatory Convertible Securities

        In December 2001, we completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the amount outstanding to $230 million. As described below, these securities are structured to provide $230 million in additional proceeds to us following a remarketing and the exercise of forward purchase contracts in November 2004.

        Each 2001 PRIDE initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which we pay interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $25 per contract, shares of our common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.2974 to 0.3420 shares per $25 senior note. Based on the trading price of our common stock as of March 10, 2004, the purchase contracts would have a settlement rate of 0.2974.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, under the terms of the 2001 PRIDES, the senior notes will be remarketed to new investors. A successful remarketing will generate $230 million of proceeds to be used by the original holders of the 2001 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230 million in payment on the forward purchase contracts, we will issue shares of our common stock. As referenced above, the number of shares of common stock to be issued will be determined by the price of our common stock at that time. The senior notes will remain outstanding until November 2006 and (assuming a successful remarketing) will be held by the new investors.

Floating Rate Senior Convertible Securities

        In February 2003, we completed a private placement of an aggregate of $300 million of floating rate senior convertible securities. These securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 floating rate senior convertible security is convertible into shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of our common stock exceeds $97.50 per share over certain periods; (ii) if the credit rating assigned to us by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, the initial settlement rate will be 12.3077 shares of our common stock for each $1,000 floating rate senior convertible security. In addition, if the market price of our common stock exceeds $81.25 per share at the time of conversion, holders will receive additional shares of our common stock based on the price of our common stock at that time. Based on the trading price of our common stock as of March 10, 2004, each security would have a settlement rate of 12.6004 shares. We have the option to redeem the securities for cash at any time on or after February 25, 2008 at their principal amount. The holders of the securities may require us to repurchase these securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases in cash or shares of our common stock or a combination thereof.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. While the implied interest rate for these securities for tax purposes is 5.62%, the actual rate is three-month LIBOR minus 0.50% (as of March 10, 2004, this rate equaled 0.61%). Based on current LIBOR rates, these securities generate approximately $5.7 million of deferred taxes each year. While these deferred tax liabilities may never reverse, such liabilities will reverse if we redeem the securities on February 25, 2008 or later and if our common stock is trading at $81.25 per share or less on the date of redemption. All deferred taxes related to the securities will be reclassified to equity if the securities convert and our common stock is trading at more than $91.35 per share when it is delivered to holders.

2004 Mandatory Convertible Securities

        In February 2004, we completed private offerings of $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300 million of additional proceeds to us following a remarketing and exercise of forward purchase contracts in February 2008.

        Each 2004 PRIDE initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $1,000 per contract, shares of our common stock on February 17, 2008. Holders of the purchase contracts will receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 contract. The number of shares to be issued on February 17, 2008, will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price at that time, the settlement rate will range from 7.8567 to 12.0207 shares per $1,000 senior note. Based on the trading price of our common stock as of March 10, 2004, the purchase contracts would have a settlement rate of 11.8273.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes will be remarketed to new investors. A successful remarketing will generate $300 million of proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300 million in payment on the forward purchase contracts, we will issue shares of our common stock. The senior notes will remain outstanding until February 2010 or later and (assuming a successful remarketing) will be held by the new investors.

        In connection with our 2004 PRIDES private offerings, through March 10, 2004, we repurchased an aggregate of approximately 2.3 million shares of our common stock. The share repurchases are intended to offset our November 2004 obligation to issue shares of our common stock under the terms of the forward purchase contracts of our 2001 PRIDES.

Purchases of Affiliate Equity

        Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us the conditional right to require Affiliate managers to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of such events. These purchases will occur at varying times and in varying amounts over a period of approximately 14 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2003, the aggregate amount of these payments would have totaled approximately $615.0 million. In the event that all such transactions were closed, we would own the prospective cash flow distributions of all equity interests that would be purchased from our Affiliate managers. As of December 31, 2003, this amount would represent approximately $80.2 million on an annualized basis. We pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

  Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The decrease in cash flow from operations in 2003, as compared to 2002, resulted principally from increases in receivables at December 31, 2003 from December 31, 2002 as a result of the growth in revenue reported in the fourth quarter of 2003 in comparison to the same period in 2002. For the year ended December 31, 2001, a significant portion of bonus compensation payments was made in December 2001, while a significant portion of such payments for the year ended December 31, 2002 was made in the first quarter of 2003.

  Supplemental Liquidity Measure

        As supplemental information in this Annual Report on Form 10-K, we have provided information regarding our EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

        The following table provides a reconciliation of cash flow from operations to EBITDA for the last three years:

(dollars in millions)	2001	2002	2003
Cash Flow from Operations	$96.9	$127.3	$116.5
Interest expense, net of non-cash items	9.8	20.5	19.0
Current tax provision	27.6	14.1	10.3
Changes in assets and liabilities and other adjustments	(2.2)	(23.1)	1.4

EBITDA	$132.1	$138.8	$147.2

  Investing Cash Flow

        Changes in net cash flow from investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $336.0 million, $136.5 million and $19.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. In 2003, we made payments to acquire interests in existing Affiliates. In 2002, we closed our investment in Third Avenue using working capital and borrowings under the Facility and we also made payments to acquire interests in existing Affiliates.

        In January 2004, we entered into a definitive agreement to acquire a 60% equity interest in the operating business of Genesis Holdings International. The purchase price will be funded from available cash.

  Financing Cash Flow

        The increase in net cash flow from financing activities in 2003, as compared to 2002, was attributable to our issuance of the floating rate senior convertible securities in February 2003. The principal sources of cash from financing activities during 2002 and 2003 were borrowings under our bank facility and the issuances of convertible debt securities, respectively. In 2003, our uses of cash from financing activities were to repurchase $116.5 million of principal amount at maturity of the zero coupon senior convertible securities, repurchase shares of our common stock and repay debt.

        During 2003, we repurchased 744,500 shares of our common stock at an average price of $45.24 per share under our share repurchase program. Our share repurchase program was authorized by the Board of Directors in April 2000, permitting us to repurchase up to 5% of our common stock. In July 2002 and April 2003, our Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of our common stock.

        In January 2004, our Board of Directors approved, in connection with our 2004 PRIDES, an additional share repurchase program, permitting us to repurchase up to an additional one million shares of our outstanding common stock over a twelve month period following the closing of our 2004 PRIDES private placement. As authorized by our Board of Directors, we also repurchased shares at the time of the closing of our 2004 PRIDES private placement. The timing and amount of purchases under the repurchase programs are determined at the discretion of our management. At March 10, 2004, a total of 2,016,803 shares of common stock remained authorized for repurchase under the share repurchase programs.

  Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2003:

		Payments Due
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
(dollars in millions)
Long-term debt(1)	$653.3	$—	$230.0	$—	$423.3
Purchases of Affiliate equity(2)	615.0	101.9	123.9	187.3	201.9
Leases	65.1	12.2	19.7	13.0	20.2
Other liabilities(3)	25.7	11.7	13.2	0.8	—

Total	$1,359.1	$125.8	$386.8	$201.1	$645.4

(1)
Long-term debt reflects the principal payments on the zero coupon senior convertible notes, 2001 mandatory convertible securities and floating rate senior convertible securities. As more fully discussed on page 31, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Each unit of our 2001 PRIDES, as well as our recently issued 2004 PRIDES (which are not included in the above table), is comprised of a senior note and a forward purchase contract. The exercise of the forward purchase contract at the respective remarketing dates will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of each security.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases could occur in varying amounts over the next 14 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the sale of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of December 31, 2003, the aggregate purchase amount would have totaled approximately $615.0 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $80.2 million on an annualized basis as of December 31, 2003. We have an option to purchase 19% of Friess in the fourth quarter of 2004 in the event a right to sell this interest to us is not exercised at that time; this potential purchase of the Friess equity represents the substantial majority of the purchases in the upcoming year.

(3)
Other liabilities reflect notes payable to Affiliate managers that were issued in connection with our purchase of additional Affiliate equity interests.

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

  Market Risk

        In the past we have used interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposure; while we do not currently have any interest rate swap contracts in place, we may enter into such contracts, or engage in similar hedging activities, in the future. There can be no assurance that we will use such derivative contracts in the future or that the amount of coverage we might obtain will cover all of our indebtedness outstanding at any such time. Therefore, there can be no assurance that any possible derivative contracts will meet their overall objective of reducing our interest expense.

Recent Accounting Developments

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which provides new accounting guidance on when to consolidate a variable interest entity ("VIE"). FIN 46 defines a VIE as a legal entity that either has no equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE will be consolidated by the enterprise that absorbs the majority of the VIE's expected losses or, if no enterprise absorbs the majority of the losses, the VIE will be consolidated by the enterprise that receives the majority of the expected residual returns. FIN 46 was immediately effective for us for VIEs created after January 31, 2003 and will become effective for VIEs created prior to February 1, 2003 on March 31, 2004. The adoption of FIN 46 did not have a material impact on us and is not expected to in 2004.

        In July 2003, we adopted Financial Accounting Standard No. 150 ("FAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," as amended by subsequent Financial Accounting Standards Board Staff Positions. In the event that we receive notice from an Affiliate manager of their intention to exercise a conditional right requiring us to purchase their equity, FAS 150 requires that we reflect the purchase price as a liability. The adoption of FAS 150 did not have a material impact on us in 2003 and is not expected to have a material impact on us in 2004.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to our Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

  Valuation

        In allocating the purchase price of our investments and testing our intangible assets for impairment, we make estimates and assumptions to determine the value of our acquired client relationships and operating segments. We also assess the value of minority interests held by our Affiliate managers in establishing the terms for their transfer.

        In these valuations, we make assumptions of the growth rates and useful lives of existing and prospective client accounts. Additionally, we make assumptions of, among other factors, valuation multiples, tax benefits and discount rates. In certain instances, we engage third party consultants to perform independent evaluations. The impact of many of these assumptions are material to our financial condition and operating performance and, at times, are subjective. If we used different assumptions, our intangible assets and related amortization could be stated differently and our impairment conclusions could be modified. Additionally, the use of different assumptions to value our minority interests could change the amount of compensation expense, if any, we report upon their transfer.

  Intangible Assets

        At December 31, 2003, the carrying amounts of our intangible assets are as follows:

(dollars in millions)
Definite-lived acquired client relationships	$167.1
Indefinite-lived acquired client relationships	197.3
Goodwill	751.6

        We amortize our definite-lived acquired client relationships over their expected useful lives. We reassess these lives each quarter based on historical attrition rates and other events and circumstances that may influence prospective attrition rates. We assess each acquired client relationship separately for impairment by comparing its carrying value to its projected undiscounted cash flows. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life could have a significant impact on the amount of our annual amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year, our amortization expense would increase by $1.7 million per year.

        We do not amortize our indefinite-lived acquired client relationships because we expect these contracts will contribute to our cash flows indefinitely. Each reporting period, we assess whether events and circumstances have occurred which indicate that the indefinite life criteria are no longer met. At least annually, or at such time as the indefinite life criteria are no longer met, we will compare the carrying value of each relationship to its fair value, which reflects assumptions of the growth of the assets, discount rates and other factors. Significant judgment is required to assess fair value. Changes in the estimates used in these valuations could materially affect the impairment conclusion.

        We test the carrying amount of our goodwill at least once a year. We test the goodwill balances of each of our operating segments by comparing the carrying amount of the segment to its fair value. Significant judgment is required to assess fair value. Changes in the estimates used in this test could materially affect our impairment conclusion.

  Deferred Taxes

        Our deferred tax liabilities are generated from tax-deductible intangible assets and, to a lesser extent, from our floating rate convertible securities. As more fully described below, we generally believe that our intangible-related deferred taxes (which totaled approximately $23.9 million in 2003) are unlikely to reverse, and believe that the deferred tax liabilities for our floating rate convertible securities may not reverse. As such, we currently believe the economic benefit we realize from these sources will be permanent.

        Our intangible assets are tax-deductible because we generally structure our Affiliate investments as cash transactions that are taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment charge, events we consider unlikely to occur. Under current accounting rules, we are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2003, our estimate of the tax liability associated with such a sale or impairment charge was approximately $90.6 million.

        Our floating rate convertible securities also generate deferred tax liabilities because our interest deductions for tax purposes are greater than our interest expense for financial statement purposes. As described in greater detail on page 33, if our stock price exceeds $91.35 per share when the securities are converted, the cumulative tax savings realized in prior periods (the deferred tax liability) will be reclassified to equity. As of March 10, 2004, our stock price was $84.55. Beginning in February 2008, we have the right to redeem these securities, which could result in our realization of these benefits.

        In addition, we also regularly assess our deferred tax assets, which consist primarily of state credits and loss carryforwards, in order to determine the need for valuation allowances. In our assessment we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we would establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2003, we had approximately $1.1 million of these assets that had no valuation allowance.

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $2.5 million in our tax expense in the period of such determination.

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

Economic and Market Conditions

        The asset management industry is an important segment of the financial services industry and has been a key driver of growth in financial services over the last decade. As of the end of 2002, according to the most recent available data, industry-wide assets under management across the Mutual Fund, Institutional and High Net Worth distribution channels totaled more than $30 trillion. This figure does not reflect the substantial growth in the equity markets during 2003; with growth of 28.7% in the S&P 500 Index and 28.3% in the Dow Jones Industrial Average, total industry assets under management have increased substantially since 2002. We believe prospects for overall industry growth (estimated by one consultant to increase at a rate of 7.5% annually over the next four years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across all three of the principal distribution channels for our Affiliates' products: Mutual Fund, Institutional and High Net Worth.

        In the Mutual Fund distribution channel, according to an industry report, more than 91 million individuals in almost 53 million households in the United States are invested in mutual funds. In 2003, net inflows to equity mutual funds totaled approximately $180 billion, with aggregate mutual fund assets totaling $7.4 trillion at the end of 2003. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel are in retirement plans, as well as endowments and foundations, with total assets in the channel of approximately $8.0 trillion at the end of 2002 (the most recently compiled industry data). Net cash flows in to Institutional products were approximately $173 billion in 2003, with the majority of these new investments in equity products. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, ultra high net worth and high net worth families and individuals (those having at least $1 million in investable assets) had aggregate assets of $7.4 trillion at the end of 2002 (the most recent compiled industry data); industry experts expect assets in this segment of the channel to grow to $10.7 trillion by the end of 2007. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled in excess of $500 billion at the end of 2003, a 29% increase over 2002. The same report also noted that the market share of separately managed account products among mid-sized asset management firms (those with between $1 billion and $5 billion in assets under management) is growing, and increased to more than 30% of both accounts and assets in 2003.

International Operations

        First Quadrant Limited, an affiliate of First Quadrant, L.P., is organized and headquartered outside of London, England. Tweedy, Browne Company LLC, which is based in New York, maintains a research office in London. DFD Select Group, S.A.R.L., a subsidiary of DFD Select Group, N.V. (in which we own a minority interest), is organized and headquartered in Paris, France. In addition, on January 28, 2004, we entered into a definitive agreement with Genesis Holdings International ("Genesis") to acquire a 60% equity interest in the operating business of Genesis. Genesis has offices in London, Guernsey, Chile and Brazil. In the future, we may invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

Inflation

        We do not believe that inflation or changing prices have had a material impact on our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        For quantitative and qualitative disclosures about how we are affected by market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Stockholders of
Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. and its Affiliates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 and Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                      /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 10, 2004

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$27,708	$253,334
Investment advisory fees receivable	50,798	65,288
Prepaid expenses and other current assets	11,009	20,861

Total current assets	89,515	339,483
Fixed assets, net	19,228	36,886
Acquired client relationships, net	374,011	364,429
Goodwill	739,053	751,607
Other assets	21,187	26,800

Total assets	$1,242,994	$1,519,205

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$81,404	$89,707
Notes payable to related party	12,348	11,744

Total current liabilities	93,752	101,451
Senior convertible debt	229,023	423,340
Mandatory convertible securities	230,000	230,000
Deferred income taxes	61,658	92,707
Other long-term liabilities	26,202	16,144

Total liabilities	640,635	863,642
Commitments and contingencies	—	—
Minority interest	30,498	40,794
Stockholders' equity:
Common stock ($.01 par value; 80,000 shares authorized; 23,519 shares outstanding in 2002 and 2003)	235	235
Additional paid-in capital	405,769	408,449
Accumulated other comprehensive income (loss)	(244)	944
Retained earnings	246,444	306,972

	652,204	716,600
Less: treasury stock, at cost (1,786 shares in 2002 and 2,180 shares in 2003)	(80,343)	(101,831)

Total stockholders' equity	571,861	614,769

Total liabilities and stockholders' equity	$1,242,994	$1,519,205

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2001	2002	2003
Revenue	$408,210	$482,536	$495,029
Operating expenses:
Compensation and related expenses	134,900	165,909	174,992
Selling, general and administrative	73,779	84,453	84,059
Amortization of intangible assets	28,432	14,529	16,176
Depreciation and other amortization	5,669	5,847	6,231
Other operating expenses	11,143	15,970	16,056

	253,923	286,708	297,514

Operating income	154,287	195,828	197,515
Non-operating (income) and expenses:
Investment and other income	(5,105)	(3,473)	(8,245)
Interest expense	14,728	25,217	22,976

	9,623	21,744	14,731

Income before minority interest and income taxes	144,664	174,084	182,784
Minority interest	(61,350)	(80,846)	(80,952)

Income before income taxes	83,314	93,238	101,832
Income taxes	33,325	37,296	41,304

Net income	$49,989	$55,942	$60,528

Earnings per share—basic	$2.26	$2.54	$2.85

Earnings per share—diluted	$2.20	$2.48	$2.78

Average shares outstanding—basic	22,136,410	22,019,482	21,245,326
Average shares outstanding—diluted	22,732,129	22,577,233	21,804,518
Supplemental disclosure of total comprehensive income:
Net Income	$49,989	$55,942	$60,528
Other comprehensive income	(504)	602	1,188

Total comprehensive income	$49,485	$56,544	$61,716

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2001	2002	2003
Cash flow from operating activities:
Net Income	$49,989	$55,942	$60,528
Adjustments to reconcile Net Income to cash flow from operating activities:
Amortization of intangible assets	28,432	14,529	16,176
Amortization of debt issuance costs	4,362	3,582	3,286
Depreciation and amortization of fixed assets	5,669	5,847	6,231
Deferred income tax provision	5,731	23,234	31,049
Accretion of interest	751	1,129	713
Tax benefit from exercise of stock options	2,152	1,446	3,039
Other adjustments	(245)	(463)	(555)
Changes in assets and liabilities:
Decrease (increase) in investment advisory fees receivable	15,143	6,901	(14,490)
Decrease (increase) in other current assets	6,347	(2,212)	(7,033)
Decrease (increase) in non-current other receivables	90	(627)	663
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(29,894)	22,569	6,612
Increase (decrease) in minority interest	8,398	(4,577)	10,296

Cash flow from operating activities	96,925	127,300	116,515

Cash flow used in investing activities:
Costs of investments, net of cash acquired	(335,968)	(136,499)	(19,052)
Purchase of fixed assets	(7,230)	(6,151)	(23,889)
Distributions received from Affiliate equity investment	670	—	—
Investment in marketable securities	—	—	(1,875)
Increase in other assets	(1,146)	(213)	(14)
Repayments of employee loans	—	3,946	—

Cash flow used in investing activities	(343,674)	(138,917)	(44,830)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	222,300	290,000	85,000
Repayments of senior bank debt	(348,300)	(315,000)	(85,000)
Issuances of debt securities	427,143	30,000	300,000
Repurchase of debt securities	—	—	(105,841)
Issuances of equity securities	9,130	3,453	11,375
Repurchase of common stock.	(9,113)	(30,432)	(33,688)
Debt issuance costs	(12,644)	(5,060)	(7,850)
Repayments of notes payable	—	(7,113)	(10,299)

Cash flow from (used in) financing activities	288,516	(34,152)	153,697
Effect of foreign exchange rate changes on cash flow	48	50	244
Net increase (decrease) in cash and cash equivalents	41,815	(45,719)	225,626
Cash and cash equivalents at beginning of year	31,612	73,427	27,708

Cash and cash equivalents at end of year	$73,427	$27,708	$253,334

Supplemental disclosure of cash flow information:
Interest paid	$9,727	$19,112	$19,763
Income taxes paid	17,732	10,080	9,918
Supplemental disclosure of non-cash financing activities:
Common stock issued for Affiliate equity purchases	2,276	2,113	—
Notes issued for Affiliate equity purchases.	24,458	15,825	938
Notes received for Affiliates equity sales	—	1,800	1,050
Common stock received for the exercise of stock options	—	—	200
Common stock received in repayment of loans	—	2,263	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2000	23,519,044	$235	$407,057	$140,171	(1,477,363)	$(53,553)
Issuance of common stock	—	—	(1,970)	—	325,622	11,028
Purchase of common stock	—	—	—	—	(157,100)	(9,113)
Net Income	—	—	—	49,989	—	—
Other comprehensive income	—	—	—	(504)	—	—

December 31, 2001	23,519,044	235	405,087	189,656	(1,308,841)	(51,638)

Issuance of common stock	—	—	682	—	177,449	5,566
Purchase of common stock	—	—	—	—	(654,932)	(34,271)
Net Income	—	—	—	55,942	—	—
Other comprehensive income	—	—	—	602	—	—

December 31, 2002	23,519,044	235	405,769	246,200	(1,786,324)	(80,343)

Issuance of common stock	—	—	2,680	—	350,532	12,200
Purchase of common stock	—	—	—	—	(744,500)	(33,688)
Net Income	—	—	—	60,528	—	—
Other comprehensive income	—	—	—	1,188	—	—

December 31, 2003	23,519,044	$235	$408,449	$307,916	(2,180,292)	$(101,831)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

  (a) Organization and Nature of Operations

        Affiliated Managers Group, Inc. ("AMG" or the "Company") is an asset management company with equity investments in a diverse group of mid-sized investment management firms ("Affiliates"). AMG's Affiliates provide investment management services, primarily in the United States, to mutual funds, institutional clients and high net worth individuals. Fees for services are largely asset- or transaction-based and, as a result, the Company's revenue may fluctuate based on the performance of financial markets.

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

        The financial statements are prepared in accordance with generally accepted accounting principles. All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

  (b) Cash and Cash Equivalents

        The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

  (c) Fixed Assets

        Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three years or less. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease and the building is amortized over 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land is not depreciated.

  (d) Principles of Consolidation

        These Consolidated Financial Statements include the accounts of AMG and each Affiliate in which AMG has a controlling interest. In each such instance, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships) or sole manager member (in the case of Affiliates which are limited liability companies). For Affiliate operations consolidated into these financial statements, the portion of the Owners' Allocation allocated to owners other than AMG is included in minority interest in the Consolidated Statements of Operations. Minority interest on the Consolidated Balance Sheets includes capital and undistributed Owners' Allocation owned by the managers of the consolidated Affiliates. All material intercompany balances and transactions have been eliminated.

        Investments where AMG or an Affiliate does not hold a controlling interest but has significant influence (generally at least a 20% interest or a general partner interest) are generally accounted for under the equity method of accounting, and AMG's or the Affiliate's portion of Net Income is included in investment and other income. Investments in which AMG or an Affiliate own less than a 20% interest and do not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared. Charges are recognized in the Consolidated Statements of Operations if events or circumstances indicate an other than temporary decline of the carrying value.

  (e) Acquired Client Relationships and Goodwill

        The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of net assets acquired, primarily acquired client relationships. In determining the allocation of the purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value. As a result of the Company's adoption of Financial Accounting Standard No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," the Company conducted a review of its acquired client relationships and determined that certain of its mutual fund contracts met the indefinite life criteria outlined in FAS 142 because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company ceased amortization of these contracts as of January 1, 2002, and now reviews these contracts annually for impairment. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the assets exceeds its fair value, and an impairment loss is recorded in an amount equal to any such excess.

        The cost assigned to all other acquired client relationships is amortized over a weighted average life of 14 years. The expected useful lives of acquired client relationships are analyzed each period and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate. The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

        The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is classified as goodwill. In accordance with

FAS 142, goodwill is not amortized, but is instead reviewed annually for impairment. Prior to the adoption of FAS 142, goodwill was amortized using the straight-line method over a weighted average life of 32 years. The Company assesses goodwill for impairment at least annually, or more frequently if events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recorded in an amount equal to that excess.

        As further described in Note 11, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for these acquired interests. The estimated cost of equity that has been awarded in connection with employment is accrued (net of estimated forfeitures) over the service period as equity-based compensation.

  (f) Revenue Recognition

        The Company's consolidated revenue represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are recognized when earned based upon either the positive difference between the investment returns on a client's portfolio compared to a benchmark index or indices, or an absolute percentage of gain in the client's account as measured at the end of the contract period. Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.

  (g) Debt Issuance Costs

        Debt issuance costs incurred in securing credit facility financing are amortized over the term of the credit facility. Debt issuance costs incurred in issuing the zero coupon senior convertible securities and floating rate senior convertible securities are amortized over the period to the first investor put date. Costs incurred to issue the Company's mandatory convertible securities are allocated between the senior notes and the purchase contracts. Costs allocated to the senior notes are recognized as interest expense over the period of the forward purchase contract component of such securities. Costs allocated to the forward purchase contract are charged directly to additional paid-in capital and not amortized.

  (h) Derivative Financial Instruments

        The Company records all derivatives on the balance sheet at fair value. If the Company's hedges qualify as cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in 2001, 2002 or 2003.

        The Company is exposed to interest rate risk inherent in its variable rate debt liabilities. The Company's risk management strategy may use financial instruments, specifically interest rate swap contracts, from time to time to hedge certain interest rate exposures. For example, the Company may agree with a counter party (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. In entering into these contracts, AMG intends to offset cash flow gains and losses that occur on its existing debt liabilities with cash flow gains and losses on the contracts hedging these liabilities.

  (i) Deferred Taxes

        Deferred taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company's assets and liabilities. Historically, deferred taxes have been comprised primarily of deferred tax liabilities attributable to intangible assets and deferred tax assets from state credits and loss carryforwards.

        In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company's tax payments), and any use of its state credits and carryforwards (which would decrease its tax payments). In forming these estimates, the Company makes assumptions about future federal and state income tax rates and the apportionment of future taxable income to states in which the Company has operations. An increase or decrease in federal or state income tax rates could have a material impact on the Company's deferred income tax liabilities and assets and would result in a current income tax charge or benefit.

        In the case of the Company's deferred tax assets, the Company regularly assesses the need for valuation allowances, which would reduce these assets to their recoverable amounts. In forming these estimates, the Company makes assumptions of future taxable income that may be generated to utilize these assets, which have limited lives. If the Company determines that these assets will be realized, the Company records an adjustment to the valuation allowance, which would decrease tax expense in the period such determination was made. Likewise, should the Company determine that it would be unable to realize additional amounts of deferred tax assets, an adjustment to the valuation allowance would be charged to tax expense in the period such determination was made. For example, if the Company was to make an investment in a new Affiliate located in a state where it has operating loss carryforwards, the projected taxable income from the new Affiliate could be offset by these operating loss carryforwards, justifying a reduction to the valuation allowance.

  (j) Foreign Currency Translation

        The assets and liabilities of non-U.S. based Affiliates are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates then in effect.

  (k) Equity-Based Compensation Plans

        Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require adoption of a fair value-based method for stock-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25

("APB 25") and related interpretations, provided the entity discloses its pro forma Net Income and Earnings per share as if the fair value-based method had been applied in measuring compensation cost.

        Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 148, ("FAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends FAS 123 to provide transition methods for a voluntary change to measuring compensation cost using a fair value based method. The Company adopted the disclosure requirements of FAS 148 and has not changed its method for measuring the compensation cost for its stock-based compensation arrangements.

        In December 2003, the Board of Directors approved an amendment (the "2003 Amendment") to each of the Company's stock option agreements to accelerate the vesting of the then-outstanding unvested options. The shares issuable upon the exercise of the accelerated options remain subject to restrictions on transfer which lapse according to specified schedules, generally over four years from the date of grant for so long as the option holder remains employed by the Company. In the event the option holder ceases to be employed, the transferability restrictions will remain outstanding until December 2010. All shares received upon exercise remain the property of the holder under any circumstance subject to transfer restrictions. As a result of the amendment, no compensation expense was recorded under APB 25 in the Company's consolidated statement of operations. The Company may realize a charge under APB 25 in future periods if options are exercised that would have otherwise been forfeited (prior to the 2003 Amendment).

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

	Year Ended December 31,
	2001	2002	2003
Net Income—as reported	$49,989	$55,942	$60,528
Less: Stock-based compensation expense determined under fair value method prior to 2003 Amendment, net of tax	8,797	9,763	10,614
Less: Stock-based compensation expense determined under fair value method, related to 2003 Amendment, net of tax	—	—	22,054

Net Income—FAS 123 pro forma	$41,192	$46,179	$27,860

Earnings per share—basic—as reported	$2.26	$2.54	$2.85
Earnings per share—basic—FAS 123 pro forma	1.85	2.10	1.31
Earnings per share—diluted—as reported	2.20	2.48	2.78
Earnings per share—diluted—FAS 123 pro forma	1.81	2.05	1.28

        The weighted average fair value of options granted in the years ended December 31, 2001, 2002 and 2003 were estimated at $15.69, $10.53, and $15.20 per option, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

	Year Ended December 31,
	2001	2002	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	30.0%	27.5%	24.9%
Risk-free interest rate	4.4%	3.4%	2.7%
Expected life of options (in years)	5.0	4.6	4.6

  (l) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  (m) Recent Accounting Developments

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which provides new accounting guidance on when to consolidate a variable interest entity ("VIE"). FIN 46 defines a VIE as a legal entity that either has no equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE will be consolidated by the enterprise that absorbs the majority of the VIE's expected losses or, if no enterprise absorbs the majority of the losses, the VIE will be consolidated by the enterprise that receives the majority of the expected residual returns. FIN 46 was immediately effective for the Company for VIEs created after January 31, 2003 and will become effective for VIEs created prior to February 1, 2003 on March 31, 2004. The adoption of FIN 46 did not have a material impact on the Company and is not expected to in 2004.

        In July 2003, the Company adopted Financial Accounting Standard No. 150 ("FAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," as amended by subsequent FASB Staff Positions. In the event that the Company receives notice from an Affiliate manager of their intention to exercise a conditional right requiring the Company to purchase their equity, FAS 150 requires that the Company reflect the purchase price as a liability. The adoption of FAS 150 did not have a material impact on the Company in 2003 and is not expected to in 2004.

2. Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents, short-term investments and, at times, certain financial instruments with various financial institutions. These financial institutions are typically located in cities in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed FDIC insurance limits.

3. Fixed Assets and Lease Commitments

        Fixed assets consist of the following:

	At December 31,
	2002	2003
Building and leasehold improvements	$13,182	$21,905
Office equipment	15,625	14,960
Furniture and fixtures	11,705	12,059
Land and improvements	—	12,024
Computer software	4,534	4,986

Fixed assets, at cost	45,046	65,934
Accumulated depreciation and amortization	(25,818)	(29,048)

Fixed assets, net	$19,228	$36,886

        In 2001, the Company entered into a lease agreement with an owner-lessor entity ("Lessor") to finance the construction of its corporate headquarters building in Prides Crossing, Massachusetts (the "Building"). In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" and related interpretations, the Building and the related financing obligations were not included on the Company's consolidated balance sheet. In 2003, the Company terminated the lease agreement and purchased the related Building and land for approximately $20,000.

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2003, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Year Ending December 31,	Required Minimum Payments
2004	12,164
2005	10,731
2006	8,962
2007	7,493
2008	5,579
Thereafter	20,202

        Consolidated rent expense for 2001, 2002 and 2003 was $11,143, $15,970 and $16,056, respectively.

4. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	At December 31,
	2002	2003
Accounts payable	$2,379	$3,528
Accrued compensation	40,519	54,501
Accrued income taxes	10,429	10,410
Accrued professional services	1,631	3,606
Accrued interest	163	2,027
Deferred revenue	1,237	1,309
Other	25,046	14,326

	$81,404	$89,707

5. Benefit Plans

        The Company has two defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and four of its Affiliates, and a non-qualified plan for certain senior employees. Twelve of AMG's other Affiliates have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each participating Affiliate, as the case may be, are able to make discretionary contributions to qualified plan participants up to IRS limits. Consolidated expenses related to the Company's qualified and non-qualified plans in 2001, 2002 and 2003 were $5,669, $7,325 and $7,421, respectively.

6. Long-Term Senior Debt

        At December 31, 2003, long-term senior debt was $653,340, consisting of $123,340 of zero coupon senior convertible notes, $300,000 of floating rate senior convertible securities and $230,000 of 2001 mandatory convertible securities. At December 31, 2002, long-term senior debt consisted of $229,023 of zero coupon senior convertible notes and $230,000 of 2001 mandatory convertible securities.

Senior Revolving Credit Facility

        In August 2002, the Company replaced its former senior revolving credit facility with a new senior revolving credit facility (the "Facility") with several major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. There were no outstanding borrowings under the Facility at December 31, 2002 or December 31, 2003. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by AMG.

Zero Coupon Senior Convertible Notes

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold a total of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Each security is convertible into 11.6195 shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $93.53 and increasing incrementally at the end of each calendar quarter to $94.62 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The Company has the option to redeem the securities for cash on or after May 7, 2006 and may be required to repurchase the securities at the accreted value at the option of the holders on May 7 of 2004, 2006, 2011 and 2016. If the holders exercise this option, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. In 2003, the Company repurchased $116,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions, which resulted in a gain of $555.

2001 Mandatory Convertible Securities

        In December 2001, the Company completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, and increased the amount outstanding to $230,000. As described below, these securities are structured to provide $230,000 in additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in November 2004.

        Each 2001 PRIDE initially consists of (i) a senior note due November 17, 2006, on which the Company pays interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.2974 to 0.3420 shares per $25 senior note. Based on the trading price of the Company's common stock on March 10, 2004, the purchase contracts would have a settlement rate of 0.2974.

        Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, under the terms of the 2001 PRIDES, the senior notes will be remarketed to new investors. A successful remarketing will generate $230,000 of proceeds to be used by the original holders of the 2001 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230,000 in payment on the forward purchase contracts, the Company will issue shares of its common stock. As referenced above, the number of shares of common stock to be issued will be determined by the price of the Company's common stock at that time. The senior notes will remain outstanding until November 2006 and (assuming a successful remarketing) will be held by the new investors.

Floating Rate Senior Convertible Securities

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $97.50 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 12.3077 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds $81.25 per share at the time of conversion, holders will receive additional shares of the Company's common stock based on the Company's stock price at the time of the conversion. Based on the trading price of the Company's common stock on March 10, 2004, each security would have a settlement rate of 12.6004 shares. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. The holders of the convertible securities may require the Company to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases in cash or shares of the Company's common stock or some combination thereof.

7. Income Taxes

        A summary of the provision for income taxes is as follows:

	Year Ended December 31,
	2001	2002	2003
Federal:
Current	$24,144	$12,916	$8,975
Deferred	5,016	20,331	27,167
State:
Current	3,450	1,146	1,280
Deferred	715	2,903	3,882

Provision for income taxes	$33,325	$37,296	$41,304

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2001	2002	2003
Tax at U.S. federal income tax rate	35.0%	34.8%	35.0%
Nondeductible expenses	1.9	1.0	1.7
State income taxes, net of federal benefit	3.0	2.0	2.2
Valuation allowance	0.1	2.2	1.7

	40.0%	40.0%	40.6%

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2002	2003
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$5,385	$7,696
Intangible asset amortization	(66,727)	(90,626)
Deferred compensation	452	452
Floating rate convertibles interest	—	(5,097)
Accruals	4,042	1,483

	(56,848)	(86,092)

Valuation allowance	(4,810)	(6,615)

Net deferred income taxes	$(61,658)	$(92,707)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes its goodwill and certain other intangible assets for tax purposes only, reducing its tax basis below their carrying value for financial statement purposes. The Company's floating rate convertible securities currently generate tax deductions at an interest rate that is higher than the rate used to record interest expense for financial statement purposes.

        At December 31, 2003, the Company had state net operating loss carryforwards that will expire over a 15-year period beginning in 2004. The Company also has state tax credit carryforwards, which will expire over a 10-year period beginning in 2004. The valuation allowance at December 31, 2002 and 2003 is related to the uncertainty of the realization of most of these loss and credit carryforwards, which use depends upon the Company's generation of sufficient taxable income prior to their expiration.

8. Derivative Financial Instruments

        At December 31, 2001, the Company had a $25,000 notional amount interest rate swap contract outstanding with a major commercial bank as counter party to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount. In February 2002, the Company entered into a second $25,000 notional amount interest rate swap contract. This contract, which did not qualify for hedge accounting, was closed in the second quarter of 2002, and the realized loss, which was not material, was recorded in earnings. In December 2002, the Company's $25,000 notional amount of interest rate swap contract expired. At December 31, 2002 and 2003, the Company did not have any net unrealized losses on derivative instruments.

9. Comprehensive Income

        A summary of comprehensive income, net of taxes, is as follows:

	For the year ended December 31,
	2001	2002	2003
Net Income	$49,989	$55,942	$60,528
Change in unrealized foreign currency gains	48	50	244
Change in net unrealized gains (losses) on derivative instruments	(405)	405	—
Cumulative effect of change in accounting principle—FAS 133 transition adjustment	(1,321)	—	—
Reclassification of FAS 133 transition adjustment to Net Income	1,174	147	—
Change in unrealized gain on investment securities	—	—	944

Comprehensive income	$49,485	$56,544	$61,716

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31,
	2002	2003
Foreign currency translation adjustment	$(244)	$—
Unrealized gain on investment securities	—	944

Accumulated other comprehensive income (loss)	$(244)	$944

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

        Federal and state regulators have ongoing investigations of the mutual fund industry as a whole focused on a number of issues, including late trading and market timing, and have sent requests for information to a number of mutual fund companies, broker-dealers and mutual fund distributors, including Affiliates of the Company. The Company believes there will be no material adverse effect as a result of these matters on the financial condition of the Company.

        Certain Affiliates operate under regulatory authorities which require they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the year.

11. Acquisitions

        During 2003, the Company made payments of $20,645 to acquire interests in existing Affiliates, which were financed through working capital and the issuance of notes. Goodwill recognized in these transactions amounted to $12,554, all of which is deductible for tax purposes.

        On August 8, 2002, the Company acquired 60% of New York-based Third Avenue Management LLC ("Third Avenue"). The results of Third Avenue's operations have been included in the Consolidated Financial Statements since that date. Third Avenue serves as the advisor to the Third Avenue family of no-load mutual funds and the sub-advisor to non-proprietary mutual funds and annuities, and also manages separate accounts for high net worth individuals and institutions. The transaction was financed through the Company's working capital and borrowings under the Company's senior revolving credit facility. During 2002, the Company also made payments to acquire interests in existing Affiliates, which were financed through working capital and the issuance of notes and shares of the Company's common stock. The total cost of investments made during 2002 was $152,324 and goodwill recognized in these transactions amounted to $83,742.

        On October 31, 2001, the Company acquired 51% of Friess Associates, LLC ("Friess"). The results of Friess' operations have been included in the Consolidated Financial Statements since that date. Friess is an investment advisor to the Brandywine family of mutual funds as well as institutional and high net worth accounts and is based in Delaware, Wyoming and Arizona. A summary of the fair values of the net assets acquired in this acquisition is as follows:

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

        In addition, in 2001 the Company made the following investments for a total cost of $124,211, which was paid in cash, notes payable and the Company's common stock:

  •
  a 60% interest in Welch & Forbes LLC ("Welch & Forbes"), a Boston-based investment advisor to personal trusts, high net worth families and charitable foundations;

  •
  through The Renaissance Group LLC, a 60% interest in Bowling Portfolio Management, a Cincinnati-based investment advisor to institutional and high net worth clients;

  •
  a minority interest in DFD Select Group, N.V., a Paris-based sponsor of an Irish-registered and listed umbrella trust of hedge funds; and

  •
  several additional purchases of management equity in existing Affiliates.

        Goodwill recognized in these transactions amounted to $96,731, all of which is deductible for tax purposes.

        Unaudited pro forma financial results for the years ended December 31, 2001 and 2002 are set forth below, giving consideration to the investments in Friess, Welch & Forbes and Third Avenue as if such transactions occurred as of the beginning of 2001, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments. The information presented for the year ended December 31, 2003 represents audited financial results rather than pro forma results, as there were no material acquisitions that closed during this year.

	Year Ended December 31,
	2001	2002	2003
Revenue	$536,533	$519,059	$495,029
Net Income	58,423	60,306	60,528
Earnings per share—basic	2.64	2.74	2.85
Earnings per share—diluted	2.57	2.67	2.78

        In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $6,083. If required, these contingent payments will be settled for cash beginning in June 2004 and will be accounted for as an adjustment to the purchase price of the Affiliate.

        The Company's operating agreements provide Affiliate managers the conditional right to require AMG to purchase their retained equity interests at certain intervals. Certain agreements also provide AMG the conditional right to require Affiliate managers to sell their retained equity interests at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. These conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2003, the aggregate amount of these payments would have totaled approximately $614,973. In the event that all such transactions were closed, AMG would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of December 31, 2003, this amount would represent approximately $80,220 on an annualized basis.

12. Goodwill and Other Intangible Assets

        In July 2001, the FASB issued Financial Accounting Standard No. 141 ("FAS 141"), "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 limits the method of accounting for business combinations to the purchase method and establishes new criteria for the recognition of other intangible assets. FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted FAS 141 on July 1, 2001 and FAS 142 on January 1, 2002. In accordance with FAS 141, goodwill and any other intangible assets determined to have indefinite lives that were acquired in a purchase business combination completed after June 30, 2001 were not amortized from the date of their acquisition. Pursuant to FAS 142, the Company reviewed the intangibles acquired in prior business combinations for impairment, and determined that there was no impairment.

        The following table reflects the Company's operating results adjusted as though the Company had not amortized goodwill and other indefinitely lived intangible assets in 2001.

	Year Ended December 31,
	2001	2002	2003
Net Income (as reported)	$49,989	$55,942	$60,528
Add back: intangible asset amortization	19,351	—	—
Tax effect at effective tax rate	(7,739)	—	—

Adjusted Net Income	$61,601	$55,942	$60,528

Basic Earnings per share—as reported	$2.26	$2.54	$2.85
Basic Earnings per share—as adjusted	$2.78	$2.54	$2.85
Diluted Earnings per share—as reported	$2.20	$2.48	$2.78
Diluted Earnings per share—as adjusted	$2.71	$2.48	$2.78

        As previously described in Note 11, in 2003 the Company made payments to acquire interests in existing Affiliates of the Company. The increase in goodwill associated with such transactions, as well as the carrying amounts of goodwill, are reflected in the following table for each of the Company's operating segments, which are discussed in greater detail in Note 18:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2001	$214,741	$271,141	$169,429	$655,311
Goodwill acquired	53,793	18,171	11,778	83,742

Balance, as of December 31, 2002	268,534	289,312	181,207	739,053
Goodwill acquired	4,383	6,700	1,471	12,554

Balance, as of December 31, 2003	$272,917	$296,012	$182,678	$751,607

        The following table reflects the components of intangible assets as of December 31, 2002 and 2003:

	2002		2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$230,599	$49,722	$233,004	$65,898
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	193,134	—	197,323	—
Goodwill	739,053	—	751,607	—

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 14 years. Amortization expense was $14,529 and $16,176 for the years ended December 31, 2002 and 2003, respectively. The Company estimates that amortization expense will be approximately $16,500 per year from 2004 through 2008, assuming no additional investments in new or existing Affiliates.

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

  Common Stock

        In April 2000, the Company's Board of Directors authorized a share repurchase program permitting AMG to repurchase up to 5% of its issued and outstanding shares of common stock. In July 2002 and April 2003, the Board of Directors approved an increase to the existing share repurchase program, in each case authorizing AMG's repurchase of up to an additional 5% of its issued and outstanding shares of common stock. The timing and amount of purchases are determined at the discretion of AMG's management. In the year ended December 31, 2002, AMG repurchased 581,800 shares of common stock at an average price of $52.31 per share. In the year ended December 31, 2003, the Company repurchased 744,500 shares of common stock at an average price of $45.24 per share.

  Convertible Securities

        The Company's 2001 PRIDES contain a freestanding forward contract that allows investors to purchase shares of the Company's common stock at certain dates in the future. Additionally, the Company's zero coupon and floating rate convertible securities both contain an embedded right to receive shares of the Company's common stock under certain conditions. All of these arrangements meet the definition of equity under FASB Emerging Issues Task Force Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and are not considered derivative instruments under FAS 133 or required to be accounted for separately.

  Stock Option and Incentive Plans

        The Company has established the 1997 Stock Option and Incentive Plan (as amended and restated), under which it is authorized to grant options to employees, directors and other key persons. In 2002, stockholders approved an amendment to increase to 5,250,000 the shares of the Company's common stock authorized for issuance under this plan.

        In 2002, the Company's Board of Directors established the 2002 Stock Option and Incentive Plan, under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan has not been approved by the Company's shareholders. There are 2,250,000 shares of the Company's common stock authorized for issuance under this plan.

        The plans are administered by a committee of the Board of Directors. The exercise price of the stock options is the fair market value of the common stock on the date of grant, or such other amount as the committee may determine in accordance with the relevant plan. The options expire seven to ten years after the grant date.

        In December 2003, the Board of Directors approved an amendment to each of the Company's stock option agreements to accelerate the vesting of the then-outstanding unvested options. The shares issuable upon the exercise of the accelerated options remain subject to restrictions on transfer which lapse according to specified schedules, generally over four years from the date of grant for so long as the option holder remains employed by the Company. In the event the option holder ceases to be employed, the transferability restrictions will remain outstanding until December 2010. All shares received upon exercise remain the property of the holder under any circumstance subject to transfer restrictions.

        The following table summarizes the transactions of the Company's stock option and incentive plans for the three-year period ended December 31, 2003.

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding—
December 31, 2000	2,459,150	$36.02
Activity in 2001
Options granted	1,190,750	63.68
Options exercised	(213,617)	28.17
Options forfeited	(24,875)	38.28

Unexercised options outstanding—
December 31, 2001	3,411,408	$46.15
Activity in 2002
Options granted	968,000	47.14
Options exercised	(111,651)	29.92
Options forfeited	(750)	60.19

Unexercised options outstanding—
December 31, 2002	4,267,007	$46.80
Activity in 2003
Options granted	1,248,875	64.80
Options exercised	(343,407)	33.69
Options forfeited	(36,938)	56.12

Unexercised options outstanding—
December 31, 2003	5,135,537	$51.99

Exercisable options
December 31, 2001	1,475,870	$36.69
December 31, 2002	2,215,869	41.41
December 31, 2003	5,135,537	51.99

        The following table summarizes information about the Company's stock options at December 31, 2003:

	Options Outstanding			Options on Which Transferability Restriction has Lapsed
Range of Exercise Prices	Number Outstanding as of 12/31/03	Weighted Avg. Remaining Contractual Life (years)	Weighted Avg. Exercise Price	Number Outstanding as of 12/31/03	Weighted Avg. Exercise Price
$10-20	2,300	4.8	$14.25	2,300	$14.25
20-30	793,898	5.1	27.05	793,898	27.05
30-40	301,412	5.2	35.14	274,222	34.93
40-50	773,752	6.8	44.10	471,251	45.01
50-60	1,436,550	6.1	54.35	931,291	55.09
60-70	1,283,375	7.9	65.89	183,022	65.07
70-80	544,250	5.0	70.03	272,125	70.03

	5,135,537	6.3	$51.99	2,928,109	$45.96

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

	2001	2002	2003
Numerator:
Net Income	$49,989,000	$55,942,000	$60,528,000

Denominator:
Average shares outstanding—basic	22,136,410	22,019,482	21,245,326
Incremental common shares	595,719	557,751	559,192

Average shares outstanding—diluted	22,732,129	22,577,233	21,804,518

Earnings per share:
Basic	$2.26	$2.54	$2.85
Diluted	$2.20	$2.48	$2.78

        The computation of diluted Earnings per share in the years ended December 31, 2001, 2002 and 2003 excludes the effect of the potential exercise of options to purchase approximately 0.6, 0.6 and 1.9 million shares, respectively, because the effect would be anti-dilutive. Also, as more fully discussed in Note 6, the Company had zero coupon convertible notes outstanding in 2001, 2002 and 2003 and floating rate convertible notes outstanding in 2003. These notes are convertible into shares of the Company's common stock upon certain conditions. During the three years presented, none of the conditions providing for conversion were met; therefore, no related adjustment was made to diluted Earnings per share. Additionally, the effect of the exercise of the forward purchase contract issued as part of the 2001 PRIDES was not included in diluted Earnings per share in the three years presented because the effect would have been anti-dilutive.

        For the years ended December 31, 2001, 2002 and 2003, the Company repurchased a total of 157,100, 581,800 and 744,500 shares of common stock under various stock repurchase programs.

15. Financial Instruments and Risk Management

        The Company is exposed to market risks brought on by changes in interest rates. Derivative financial instruments may be used by the Company to reduce those risks, as explained in this Note.

(a)   Notional amounts and credit exposures of derivatives

        The notional amount of derivatives does not represent amounts that are exchanged by the parties, and thus are not a measure of the Company's exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on other terms of the interest rate swap derivatives and the volatility of these rates and prices.

        The Company would be exposed to credit-related losses in the event of nonperformance by the counter parties that issued the financial instruments, although the Company does not expect that the counter parties to interest rate swaps will fail to meet their obligations, given their typically high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements. The Company generally does not give or receive collateral on interest rate swaps because of its own credit rating and that of its counter parties.

(b)   Interest Rate Risk Management

        The Company may enter into interest rate swaps to reduce exposure to interest rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps are intended to enable the Company to achieve a level of variable-rate and fixed-rate debt that is acceptable to management and to limit interest rate exposure. The Company agrees with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

(c)   Fair Value

        Financial Accounting Standard No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable and other items as defined in FAS 107.

        Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or by using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale, nor are there typically plans to settle liabilities prior to contractual maturity. Additionally, FAS 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible debt, the 2001 mandatory convertible debt, and the floating rate senior convertible securities at December 31, 2003 was $131,390, $225,400 and $364,500 respectively.

16. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly results of operations of the Company for 2002 and 2003.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$119,335	$129,631	$115,258	$118,312
Operating income	49,738	55,560	45,225	45,305
Income before income taxes	24,180	25,588	21,366	22,104
Net Income	14,508	15,353	12,819	13,262
Earnings per share—diluted	$0.63	$0.67	$0.57	$0.60
	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$110,247	$116,701	$128,465	$139,616
Operating income	41,922	46,157	50,598	58,838
Income before income taxes	21,662	23,039	27,788	29,343
Net Income	12,997	13,823	16,395	17,313
Earnings per share—diluted	$0.60	$0.64	$0.75	$0.78

        During the first and second quarters of 2003, the Company experienced a decrease in revenue, operating income, income before income taxes, Net Income and Earnings per share from the same period in 2002, primarily as a result of a broad decline in the equity markets during 2002 and the first part of 2003, partially offset by the Company's investment in Third Avenue in the third quarter of 2002. During the third and fourth quarter of 2003, the Company experienced an increase in revenue, operating income, income before taxes, Net Income and Earnings per share as compared to the same period of 2002. This increase was primarily attributed to an increase in the value of assets under management, which resulted from an increase in the equity markets generally.

17. Related Party Transactions

        In connection with the purchase of additional Affiliate equity interests in 2002 and 2003, the Company issued $15,825 and $938, respectively, of notes to Affiliate partners. The total amount of notes due to Affiliate partners as of December 31, 2003 was $25,699, of which $11,744 is due in 2004 and is included as a current liability.

18. Segment Information

        Financial Accounting Standard No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth.

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

	2001
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$113,621	$160,809	$133,780	$408,210
Operating expenses:
Depreciation and amortization	8,569	16,671	8,861	34,101
Other operating expenses	60,812	87,535	71,475	219,822

	69,381	104,206	80,336	253,923

Operating income	44,240	56,603	53,444	154,287
Non-operating (income) and expenses:
Investment and other income	(1,545)	(2,583)	(977)	(5,105)
Interest expense	4,120	5,262	5,346	14,728

	2,575	2,679	4,369	9,623

Income before minority interest and income taxes	41,665	53,924	49,075	144,664
Minority interest	(15,583)	(27,651)	(18,116)	(61,350)

Income before income taxes	26,082	26,273	30,959	83,314
Income taxes	10,433	10,508	12,384	33,325

Net Income	$15,649	$15,765	$18,575	$49,989

Total assets	$381,882	$484,386	$294,053	$1,160,321

Goodwill	$214,741	$271,141	$169,429	$655,311

	2002
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$164,607	$178,140	$139,789	$482,536
Operating expenses:
Depreciation and amortization	1,197	13,057	6,122	20,376
Other operating expenses	89,849	99,091	77,392	266,332

	91,046	112,148	83,514	286,708

Operating income	73,561	65,992	56,275	195,828
Non-operating (income) and expenses:
Investment and other income	(1,222)	(1,295)	(956)	(3,473)
Interest expense	8,573	8,646	7,998	25,217

	7,351	7,351	7,042	21,744

Income before minority interest and income taxes	66,210	58,641	49,233	174,084
Minority interest	(28,176)	(31,400)	(21,270)	(80,846)

Income before income taxes	38,034	27,241	27,963	93,238
Income taxes	15,213	10,898	11,185	37,296

Net Income	$22,821	$16,343	$16,778	$55,942

Total assets	$498,154	$454,613	$290,227	$1,242,994

Goodwill	$268,534	$289,312	$181,207	$739,053

	2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$191,740	$171,798	$131,491	$495,029
Operating expenses:
Depreciation and amortization	1,560	14,154	6,693	22,407
Other operating expenses	102,061	96,769	76,277	275,107

	103,621	110,923	82,970	297,514

Operating income	88,119	60,875	48,521	197,515
Non-operating (income) and expenses:
Investment and other income	(2,861)	(1,846)	(3,538)	(8,245)
Interest expense	9,237	7,235	6,504	22,976

	6,376	5,389	2,966	14,731

Income before minority interest and income taxes	81,743	55,486	45,555	182,784
Minority interest	(33,487)	(28,800)	(18,665)	(80,952)

Income before income taxes	48,256	26,686	26,890	101,832
Income taxes	19,578	10,831	10,895	41,304

Net Income	$28,678	$15,855	$15,995	$60,528

Total assets	$628,417	$560,483	$330,305	$1,519,205

Goodwill	$272,917	$296,012	$182,678	$751,607

19. Subsequent Events

        On January 28, 2004, the Company entered into a definitive agreement with Genesis Holdings International ("Genesis") to acquire a 60% equity interest in the operating business of Genesis. In connection with the transaction, the management partners of Genesis will hold the remaining equity of the business and continue to direct its day-to-day operations. Genesis, with offices in London, Guernsey, Chile and Brazil, manages over $7.0 billion in assets. This transaction is subject to customary closing conditions.

        Also on January 28, 2004, the Company announced that its Board of Directors had authorized a three-for-two stock split of AMG's outstanding shares of common stock. The split entitles each shareholder of record as of February 24, 2004 to receive three shares for every two shares of common stock held on the record date. The additional shares of common stock will be distributed on March 29, 2004. In addition, the number of shares of common stock subject to outstanding options issued by the Company, the number of shares authorized for issuance under the Company's equity plans and the conversion and settlement rates of the Company's outstanding convertible securities will be appropriately adjusted. Because the stock split will apply to all issued and outstanding shares of common stock and outstanding rights to acquire common stock, it will not alter the relative rights and preferences of existing equity holders.

        The following unaudited table presents Earnings per share for each period indicated as adjusted for the pending stock split:

	Year Ended December 31,
	2001	2002	2003
Earnings per share—basic—as reported	$2.26	$2.54	$2.85
Earnings per share—basic—stock split adjusted	1.51	1.69	1.90
Earnings per share—diluted—as reported	2.20	2.48	2.78
Earnings per share—diluted—stock split adjusted	1.47	1.65	1.85

        In February 2004, the Company completed private placements of $300,000 of mandatory convertible securities ("2004 PRIDES"). Like the 2001 PRIDES, these securities are structured to provide additional proceeds to the Company following a successful remarketing and exercise of forward purchase contracts, as described below.

        Each 2004 PRIDE initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase, for $1,000 per contract, shares of the Company's common stock on February 17, 2008. Holders of the purchase contracts will also receive a quarterly contract adjustment payment at the rate of 2.525% per $1,000 contract. The number of shares to be issued on February 17, 2008, will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price at that time, the settlement rate will range from 7.8567 to 12.0207 shares per $1,000 senior note. Based on the trading price of the Company's common stock as of March 10, 2004, the settlement rate would equal 11.8273.

        In January 2004, the Board of Directors approved an additional share repurchase program, permitting the Company to repurchase up to an additional one million shares of common stock over a twelve month period following the closing of the 2004 PRIDES private placement. Through March 10, 2004, the Company repurchased 2,324,341 shares of its common stock for approximately $194,316, primarily using the proceeds received from the issuance of the 2004 PRIDES.

Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2003	$4,810	$1,805	$6,615
2002	1,796	3,014	4,810
2001	1,281	515	1,796

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors of
Affiliated Managers Group, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 included in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 10, 2004

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to our directors and officers is set forth in our proxy statement for our 2004 Annual Meeting of stockholders (to be filed within 120 days after December 31, 2003) (the "Proxy Statement"), and is incorporated herein by reference.

Item 11. Executive Compensation

        Information relating to executive compensation is set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to security ownership of certain beneficial owners and management and related stockholders matters is set forth in our Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information relating to certain relationships and related transactions is set forth in our Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information relating to principal accountant fees and services is set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1)    Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule: See Item 8 of this Annual Report on Form 10-K.

(3)
Exhibits: See the Exhibit Index attached hereto and incorporated by reference herein.

(b)
Reports on Form 8-K

        We filed the following Current Report on Form 8-K during the quarter ended December 31, 2003.

  1.
  On October 22, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a copy of our press release announcing our financial and operating results for the period ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 15, 2004	By:	/s/ WILLIAM J. NUTT William J. Nutt Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ WILLIAM J. NUTT (William J. Nutt)	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2004
/s/ SEAN M. HEALEY (Sean M. Healey)	President, Chief Operating Officer, and Director	March 15, 2004
/s/ DARRELL W. CRATE (Darrell W. Crate)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 15, 2004
/s/ RICHARD E. FLOOR (Richard E. Floor)	Director	March 15, 2004
/s/ STEPHEN J. LOCKWOOD (Stephen J. Lockwood)	Director	March 15, 2004
/s/ HAROLD J. MEYERMAN (Harold J. Meyerman)	Director	March 15, 2004
/s/ RITA M. RODRIGUEZ (Rita M. Rodriguez)	Director	March 15, 2004
/s/ WILLIAM F. WELD (William F. Weld)	Director	March 15, 2004

Exhibit Index

2.1	Purchase Agreement dated August 15, 1997 by and among the Registrant, Tweedy, Browne Company L.P. and the partners of Tweedy, Browne Company L.P. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
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
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated By-laws (2)
3.3	Certificate of Designations, Preferences and Rights of a Series of Stock (5)

4.1	Specimen certificate for shares of common stock of the Registrant (1)
4.2
Credit Agreement dated as of August 7, 2002 between the Registrant, Bank of America, N.A., as Administrative Agent and Swingline Lender, The Bank of New York as Syndication Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, and the Financial Institutions named therein as Lenders (excluding exhibits and schedules, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request), including an amended schedule of lender commitments reflecting the increase of commitments to $250,000,000 (13)
4.3
Stock Purchase Agreement dated November 7, 1995 by and among the Registrant, TA Associates, NationsBank, The Hartford, and the additional parties listed on the signature pages thereto (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
4.4
Preferred Stock and Warrant Purchase Agreement dated August 15, 1997 between the Registrant and Chase Equity Associates (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
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
4.25	Purchase Agreement (2004 PRIDES), dated February 6, 2004, by and among the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (13)
4.26	Second Supplemental Indenture, dated February 12, 2004, between the Registrant and The Bank of New York, as Trustee (13)
4.27	Purchase Contract Agreement (2004 PRIDES), dated February 12, 2004, between the Registrant and The Bank of New York, as Purchase Contract Agent (13)
4.28	Pledge Agreement (2004 PRIDES), dated February 12, 2004, between the Registrant and The Bank of New York, as Collateral Agent, Custodial Agent, Purchase Contract Agent and Securities Intermediary (13)
4.29
Remarketing Agreement (2004 PRIDES), dated February 12, 2004, by and among the Registrant, The Bank of New York, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Remarketing Agent and Reset Agent (13)
4.30	Registration Rights Agreement (2004 PRIDES), dated February 12, 2004, by and among the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (13)
4.31	Form of 4.125% Senior Note (2004 PRIDES) (included as part of Exhibit 4.25)
4.32	Form of Income Prides Certificate (2004 PRIDES) (included as Exhibit A to Exhibit 4.26)
4.33	Form of Growth Prides Certificate (2004 PRIDES) (included as Exhibit B to Exhibit 4.26)
4.34
Amendment No. 1, dated as of February 19, 2003, to the Credit Agreement dated as of August 7, 2002 between the Registrant, Bank of America, N.A., as Administrative Agent, and The Bank of New York as Syndication Agent and the Lenders named therein (1)

4.35
Amendment No. 2, dated as of February 10, 2004, to the Credit Agreement dated as of August 7, 2002, as previously amended, between the Registrant, Bank of America, N.A., as Administrative Agent, The Bank of New York as Syndication Agent, and the Lenders named therein (1)
10.1
Amended and Restated Stockholders' Agreement dated October 9, 1997 by and among the Registrant and TA Associates, NationsBank, The Hartford, Chase Capital and the additional parties listed on the signature pages thereto (2)
10.2
Tweedy, Browne Company LLC Limited Liability Company Agreement dated October 9, 1997 by and among the Registrant and the other members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.3
GeoCapital, LLC Amended and Restated Limited Liability Company Agreement dated September 30, 1997 by and among the Registrant and the members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.4
First Quadrant, L.P. Amended and Restated Limited Partnership Agreement dated March 28, 1996 by and among the Registrant and the partners identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
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
10.11	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan (1)
10.12	Affiliated Managers Group. Inc. 1995 Incentive Stock Plan (2)
10.13	Form of Tweedy, Browne Employment Agreement (2)

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
21.1	Schedule of Subsidiaries (1)

23.1	Consent of PricewaterhouseCoopers LLP (1)
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

(12)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 31, 2001

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2002

(14)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2004

QuickLinks

FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Historical Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Auditors
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Valuation and Qualifying Accounts
Report of Independent Auditors on Financial Statement Schedule
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Exhibit Index