Form 10-Q
period 2004-03-31
AFFILIATED MANAGERS GROUP INC
filed 2004-05-10
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13459

Affiliated Managers Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3218510 (IRS Employer Identification Number)

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

        There were 28,992,832 shares of the Registrant's common stock outstanding as of May 3, 2004.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$253,334	$359,734
Investment advisory fees receivable	65,288	74,120
Prepaid expenses and other current assets	20,861	22,149

Total current assets	339,483	456,003
Fixed assets, net	36,886	36,641
Acquired client relationships, net	364,429	359,401
Goodwill	751,607	751,265
Other assets	26,800	31,551

Total assets	$1,519,205	$1,634,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,707	$75,680
Notes payable to related party	11,744	9,510

Total current liabilities	101,451	85,190
Senior convertible debt	423,340	423,494
Mandatory convertible securities	230,000	530,000
Deferred income taxes	92,707	100,785
Other long-term liabilities	16,144	31,737

Total liabilities	863,642	1,171,206
Commitments and contingencies	—	—
Minority interest	40,794	40,801
Stockholders' equity:
Common stock	235	353
Additional paid-in capital	408,449	377,767
Accumulated other comprehensive income	944	1,194
Retained earnings	306,972	325,142

	716,600	704,456
Less: treasury stock, at cost	(101,831)	(281,602)

Total stockholders' equity	614,769	422,854

Total liabilities and stockholders' equity	$1,519,205	$1,634,861

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2003	2004
Revenue	$110,247	$151,634
Operating expenses:
Compensation and related expenses	39,311	57,291
Selling, general and administrative	19,518	23,321
Amortization of intangible assets	4,014	4,101
Depreciation and other amortization	1,514	1,539
Other operating expenses	3,968	3,722

	68,325	89,974

Operating income	41,922	61,660

Non-operating (income) and expenses:
Investment and other income	(1,475)	(1,884)
Interest expense	5,441	7,315

	3,966	5,431

Income before minority interest and income taxes	37,956	56,229
Minority interest	(16,294)	(25,432)

Income before income taxes	21,662	30,797
Income taxes—current	2,052	4,549
Income taxes—intangible-related deferred	5,950	6,083
Income taxes—other deferred	663	1,995

Net Income	$12,997	$18,170

Earnings per share—basic(1)	$0.41	$0.60
Earnings per share—diluted(1)	$0.40	$0.57
Average shares outstanding—basic(1)	32,088,223	30,310,432
Average shares outstanding—diluted(1)	32,593,413	31,955,353
Supplemental disclosure of total comprehensive income:
Net Income	$12,997	$18,170
Other comprehensive income	189	250

Total comprehensive income	$13,186	$18,420

(1)
Average shares outstanding and Earnings per share reflect a three-for-two stock split that occurred in March 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2003	2004
Cash flow from (used in) operating activities:
Net Income	$12,997	$18,170
Adjustments to reconcile Net Income to cash flow from (used in) operating activities:
Amortization of intangible assets	4,014	4,101
Amortization of debt issuance costs	603	904
Depreciation and amortization of fixed assets	1,514	1,539
Deferred income tax provision	6,613	8,078
Accretion of interest	250	154
Tax benefit from exercise of stock options	—	5,509
Other adjustments	(531)	—
Changes in assets and liabilities:
Decrease (increase) in investment advisory fees receivable	5,605	(8,832)
Decrease (increase) in other current assets	(1,793)	1,549
Decrease in non-current other receivables	234	711
Decrease in accounts payable, accrued expenses and other liabilities	(25,300)	(20,084)
Increase (decrease) in minority interest	(6,291)	7

Cash flow from (used in) operating activities	(2,085)	11,806

Cash flow used in investing activities:
Costs of investments, net of cash acquired	(3,119)	(4,114)
Purchase of fixed assets	(1,509)	(1,295)
Investment in marketable securities	—	(2,586)
Increase in other assets	(15)	(106)

Cash flow used in investing activities	(4,643)	(8,101)

Cash flow from financing activities:
Borrowings of senior bank debt	85,000	—
Repayments of senior bank debt	(85,000)	—
Issuances of convertible securities	300,000	300,000
Repurchase of convertible securities	(101,297)	—
Issuances of equity securities	—	11,414
Repurchases of common stock	(33,688)	(194,420)
Issuance costs	(7,297)	(9,715)
Repayments of notes payable	(7,502)	(4,584)

Cash flow from financing activities	150,216	102,695

Effect of foreign exchange rate changes on cash flow	189	—
Net increase in cash and cash equivalents	143,677	106,400
Cash and cash equivalents at beginning of period	27,708	253,334

Cash and cash equivalents at end of period	$171,385	$359,734

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company" or "AMG") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per note or per contract basis) are stated in thousands, unless otherwise indicated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2.     Stock Split

        In January 2004, the Company's Board of Directors authorized a three-for-two stock split, and the additional shares of common stock were distributed on March 29, 2004. Corresponding with this split, the conversion and settlement rates of outstanding convertible securities and the number of shares of common stock subject to outstanding options were appropriately adjusted. As applicable, the information provided in this Quarterly Report on Form 10-Q reflects the stock split.

3.     Long-Term Senior Debt

        The components of long-term senior debt are as follows:

	December 31, 2003	March 31, 2004
Senior revolving credit facility	$—	$—
Zero coupon senior convertible notes	123,340	123,494
Floating rate senior convertible securities	300,000	300,000

Total	$423,340	$423,494

  Senior Revolving Credit Facility

        The Company has a senior revolving credit facility (the "Facility") with a syndicate of major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by AMG.

  Zero Coupon Senior Convertible Notes

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold an aggregate of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Each security is convertible into 17.429 shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value on May 7 of 2006, 2011 and 2016. (Holders also had the option to require the Company to repurchase the securities on May 7, 2004, but no holders exercised this option.) If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. In 2003, the Company repurchased an aggregate $116,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions.

  Floating Rate Senior Convertible Securities

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock on March 31, 2004, each security would have a settlement rate of 18.547 shares. The holders of the convertible securities may require the Company to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

4.     Mandatory Convertible Securities

        The components of the Company's mandatory convertible securities are as follows:

	December 31, 2003	March 31, 2004
2001 mandatory convertible securities	$230,000	$230,000
2004 mandatory convertible securities	—	300,000

Total	$230,000	$530,000

  2001 Mandatory Convertible Securities

        In December 2001, the Company completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the aggregate amount outstanding to $230,000. As described below, these securities are structured to provide $230,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in November 2004.

        Each unit of the 2001 PRIDES initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which the Company pays interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.4461 to 0.5130 shares per $25 senior note. Based on the trading price of the Company's common stock on March 31, 2004, the purchase contracts would have a settlement rate of 0.4580.

        Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, under the terms of the 2001 PRIDES, the senior notes will be remarketed to new investors. A successful remarketing will generate $230,000 of proceeds to be used by the original holders of the 2001 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230,000 in payment on the forward purchase contracts, the Company will issue shares of its common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of the Company's common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until November 2006.

  2004 Mandatory Convertible Securities

        In February 2004, the Company completed a private placement of $300,000 of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on February 17, 2008. Holders of the purchase contracts will receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 contract. The present value of the contract adjustment payments ($24,000) is recorded in additional paid-in capital, with a corresponding increase in current liabilities ($6,000) and other long-term liabilities ($18,000). The number of shares to be issued on February 17, 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.7851 to 18.0311 shares per $1,000 senior note. Based on the trading price of the Company's common stock as of March 31, 2004, the purchase contracts would have a settlement rate of 18.0311.

        Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes will be remarketed to new investors. A successful remarketing will generate $300,000 of proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300,000 in payment on the forward purchase contracts, the Company will issue shares of its common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of the Company's common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

        In connection with the 2004 PRIDES, the Company repurchased an aggregate of approximately 3.5 million shares of its common stock during the first quarter of 2004. The share repurchases are intended to offset the Company's obligation to issue shares of its common stock in November 2004 under the terms of the forward purchase contracts of the 2001 PRIDES. Additional information regarding the Company's repurchase of common stock is provided in "Changes in Securities and Use of Proceeds" on page 31.

5.     Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2003	2004
Federal:
Current	$1,796	$3,980
Deferred	5,786	7,068
State:
Current	256	569
Deferred	827	1,010

Provision for income taxes	$8,665	$12,627

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2003	March 31, 2004
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$7,696	$7,950
Intangible asset amortization	(90,626)	(96,709)
Deferred compensation	452	452
Convertible securities interest	(5,097)	(6,742)
Accruals	1,483	1,273

	(86,092)	(93,776)
Valuation allowance	(6,615)	(7,009)

Net deferred income taxes	$(92,707)	$(100,785)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes its goodwill and certain other intangible assets for tax purposes only, reducing its tax basis below their carrying value for financial statement purposes. The Company's floating rate convertible securities and the 2004 PRIDES currently generate tax deductions at interest rates that are higher than the rates used to record interest expense for financial statement purposes.

        The Company has state net operating loss carryforwards that will expire over a 15-year period beginning in 2004. The Company also has state tax credit carryforwards which will expire over a 10-year period beginning in 2004. The valuation allowance at December 31, 2003 and March 31, 2004 is related to the uncertainty of the realization of most of these loss and credit carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

6.     Comprehensive Income

        A summary of comprehensive income, net of taxes, is as follows:

	For the Three Months Ended March 31,
	2003	2004
Net Income	$12,997	$18,170
Change in unrealized foreign currency gains	189	—
Change in net unrealized gain on investment securities	—	568
Reclassification of unrealized gain on investment securities to realized gain	—	(318)

Comprehensive income	$13,186	$18,420

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31, 2003	March 31, 2004
Unrealized gain on investment securities	$944	$1,194

7.     Earnings Per Share

        The calculation of basic Earnings per share is based on the weighted average number of shares of the Company's common stock outstanding during the period. Diluted Earnings per share is similar to basic Earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's common stock. The following table reconciles basic average shares outstanding to shares used to compute diluted Earnings per share. (There were no adjustments to Net Income for purposes of computing Earnings per share.)

	For the Three Months Ended March 31,(1)
	2003	2004
Average shares outstanding—basic	32,088,223	30,310,432
Incremental common shares	505,190	1,644,921

Average shares outstanding—diluted	32,593,413	31,955,353

(1)
The Average shares outstanding data presented reflects a three-for-two stock split that occurred in March 2004.

        The computation of diluted Earnings per share in the quarter ended March 31, 2003 excludes the effect of the potential exercise of options to purchase approximately 2.5 million shares because the effect would have been anti-dilutive. Also, as more fully discussed in Note 3, the Company has zero coupon convertible notes and floating rate convertible notes which are convertible into shares of the Company's common stock upon the occurrence of certain events. During the periods presented, none of the conditions providing for conversion were met; therefore, no related adjustment was made to diluted Earnings per share. Additionally, this calculation excludes the effect of the future exercise of the forward purchase contracts issued as part of the 2001 PRIDES and the 2004 PRIDES, as more fully discussed in Note 4, because the effect would have been anti-dilutive.

        During the quarter ended March 31, 2004, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $55.73 per share under share repurchase programs authorized by the Company's Board of Directors. As of March 31, 2004, approximately 3.0 million shares remained authorized for repurchase. Additional information regarding the Company's repurchase of common stock is provided in "Changes in Securities and Use of Proceeds" on page 31.

8.     Commitments and Contingencies

        The Company's operating agreements provide Affiliate managers the conditional right to require the Company to purchase their retained equity interests at certain intervals. The agreements also provide the Company the conditional right to require Affiliate managers to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide Affiliate managers the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2004, the aggregate amount of these payments would have totaled approximately $666,590. In the event that all such transactions were closed, the Company would own the prospective cash flow distributions of all equity interests that would be purchased from Affiliate managers. As of March 31, 2004, this amount would represent approximately $90,453 on an annualized basis. With the Company's approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities.

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

        In a continuing investigation of various issues in the mutual fund industry, federal and state regulators have requested information from a number of mutual fund companies, broker-dealers and mutual fund distributors, including Affiliates of the Company. The Company believes there will be no material adverse effect as a result of these matters on the financial condition of the Company.

        Certain Affiliates operate under regulatory authorities which require they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the quarter ended March 31, 2004.

9.     Related Party Transactions

        In connection with the purchase of additional Affiliate equity interests, the Company periodically issues notes to Affiliate partners. As of March 31, 2004, the notes totaled $20,717, of which $9,510 is included on the Consolidated Balance Sheet as a current liability and $11,207 is included in other long-term liabilities.

10.   Equity-Based Compensation Plans

        The Company follows the provisions of the Financial Accounting Standards Board (the "FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided the entity discloses its pro forma Net Income and Earnings per share as if the fair value method had been applied in measuring compensation cost.

        The Company continues to apply the intrinsic value method prescribed by APB 25 in accounting for its stock option incentive plans. Under this method, compensation cost is measured at the grant date based on the intrinsic value of the award and is recognized over the vesting period. Because no outstanding options vested in the first quarter of 2004, the Company reported no pro forma expense under the fair value method for the three months ended March 31, 2004. Had compensation cost for the Company's stock option plans been determined based on the fair value method set forth in FAS 123, Net Income and Earnings per share would have been as follows:

	For the Three Months Ended March 31,(1)
	2003	2004
Net Income—as reported	$12,997	$18,170
Less: Stock-based compensation expense determined under fair value method, net of tax	2,322	—

Net Income—FAS 123 pro forma	$10,675	$18,170

Earnings per share—basic—as reported	$0.41	$0.60
Earnings per share—basic—FAS 123 pro forma	0.33	0.60
Earnings per share—diluted—as reported	0.40	0.57
Earnings per share—diluted—FAS 123 pro forma	0.33	0.57

(1)
The Earnings per share data reflects a three-for-two stock split that occurred in March 2004.

11.   Segment Information

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

Statements of Income

	For the Three Months Ended March 31, 2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$41,446	$36,786	$32,015	$110,247
Operating expenses:
Depreciation and amortization	347	3,665	1,516	5,528
Other operating expenses	23,154	21,267	18,376	62,797

	23,501	24,932	19,892	68,325

Operating income	17,945	11,854	12,123	41,922
Non-operating (income) and expenses:
Investment and other income	(682)	(400)	(393)	(1,475)
Interest expense	2,126	1,674	1,641	5,441

	1,444	1,274	1,248	3,966

Income before minority interest and income taxes	16,501	10,580	10,875	37,956
Minority interest	(6,624)	(5,417)	(4,253)	(16,294)

Income before income taxes	9,877	5,163	6,622	21,662
Income taxes	3,951	2,065	2,649	8,665

Net Income	$5,926	$3,098	$3,973	$12,997

	For the Three Months Ended March 31, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$60,303	$55,241	$36,090	$151,634
Operating expenses:
Depreciation and amortization	383	3,283	1,974	5,640
Other operating expenses	33,684	29,866	20,784	84,334

	34,067	33,149	22,758	89,974

Operating income	26,236	22,092	13,332	61,660
Non-operating (income) and expenses:
Investment and other income	(1,114)	(389)	(381)	(1,884)
Interest expense	3,021	2,472	1,822	7,315

	1,907	2,083	1,441	5,431

Income before minority interest and income taxes	24,329	20,009	11,891	56,229
Minority interest	(9,622)	(10,524)	(5,286)	(25,432)

Income before income taxes	14,707	9,485	6,605	30,797
Income taxes	6,030	3,889	2,708	12,627

Net Income	$8,677	$5,596	$3,897	$18,170

Balance Sheet Information

	Mutual Fund	Institutional	High Net Worth	Total
Total assets as of December 31, 2003	$628,417	$560,483	$330,305	$1,519,205

Total assets as of March 31, 2004	$678,338	$602,529	$353,994	$1,634,861

12.   Goodwill and Acquired Client Relationships

        During the three months ended March 31, 2004, the Company acquired additional interests in existing Affiliates and transferred certain interests to Affiliate management. Within the following table, the change in goodwill associated with such transactions is presented net of the cost of the transferred interests. All goodwill acquired during the quarter is deductible for tax purposes.

	Mutual Fund	Institutional	High Net Worth	Total
Balance as of December 31, 2003	$272,917	$296,012	$182,678	$751,607
Goodwill acquired, net	(92)	(231)	(19)	(342)

Balance as of March 31, 2004	$272,825	$295,781	$182,659	$751,265

        The following table reflects the components of intangible assets:

	December 31, 2003		March 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$233,004	$65,898	$232,077	$69,999
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	197,323	—	197,323	—
Goodwill	751,607	—	751,265	—

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 14 years. Amortization expense was $4,014 and $4,101 for the three months ended March 31, 2003 and 2004, respectively. The Company estimates that amortization expense will be approximately $16,500 per year through 2008, assuming no additional investments in new or existing Affiliates.

13.   Recent Accounting Developments

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which provides new accounting guidance on when to consolidate a variable interest entity ("VIE"). FIN 46 defines a VIE as a legal entity that either has no equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE will be consolidated by the enterprise that absorbs the majority of the VIE's expected losses or, if no enterprise absorbs the majority of the losses, the VIE will be consolidated by the enterprise that receives the majority of the expected residual returns. FIN 46 was immediately effective for the Company for VIEs created after January 31, 2003, and, as amended, became effective for VIEs created prior to February 1, 2003 on March 31, 2004. The adoption of FIN 46 did not have a material impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        When used in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

  •
  our performance is directly affected by changing conditions in the financial markets generally and in the equity markets particularly, and a decline or a lack of sustained growth in these markets may result in decreased advisory fees or performance fees and a corresponding decline (or lack of growth) in the cash flow distributable to us from our Affiliates and our operating results;

  •
  we cannot be certain that we will be successful in finding or investing in additional investment management firms on favorable terms, that we will be able to consummate announced investments in new investment management firms, or that existing and new Affiliates will have favorable operating results;

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of March 31, 2004, our affiliated investment management firms managed approximately $94.8 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we provide more than 150 investment products across a wide variety of asset classes and investment styles in our three principal distribution channels. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Our Affiliates provide advisory or sub-advisory services to more than 50 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries,

    including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

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

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

  •
  to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation and their distributions from the Owners' Allocation; and

  •
  to control operating expenses, thereby increasing the portion of the Operating Allocation available for growth initiatives and compensation.

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation). For the quarter ended March 31, 2004, approximately $24.2 million was reported as compensation to our Affiliate managers from their respective Operating Allocations. Additionally, during this period we allocated approximately $25.4 million of Affiliates' profits to their managers (referred to on our income statement as "minority interest").

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model similar to a wholly-owned subsidiary. In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In those cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. In recent periods, approximately 10% of our earnings has been generated by our profit-based Affiliates.

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

  •
  the availability and cost of capital with which we finance our existing and new investments;

  •
  our success in making new investments and the terms upon which such transactions are completed;

  •
  the level of intangible assets and the associated amortization expense resulting from our investments;

  •
  the level of expenses incurred for holding company operations, including compensation for our employees; and

  •
  the level of taxation to which we are subject.

        Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). For example, most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, in the High Net Worth and Institutional distribution channels, certain clients are billed on the basis of investment performance ("performance fees"). Performance fees are inherently dependent on investment results and therefore may vary substantially from period to period.

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

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q) and a statement of changes for each period.

Assets under Management—Operating Segment	December 31, 2003	March 31, 2004
(dollars in billions)
Mutual Fund	$23.3	$25.2
Institutional	44.7	46.4
High Net Worth	23.5	23.2

	$91.5	$94.8

Directly managed assets—percent of total	91%	91%
Overlay assets—percent of total	9%	9%

	100%	100%

Assets under Management—Statement of Changes	For the Three Months Ended March 31, 2004
(dollars in billions)
Beginning of period	$91.5
New investments(1)	0.4
Net client cash flows	0.2
Investment performance	2.7

End of period	$94.8

(1)
Through our Affiliate, The Managers Funds LLC, we acquired the mutual fund business of 40/86 Advisors, Inc. (previously Conseco Capital Management, Inc.) on March 31, 2004.

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

	For the Three Months Ended March 31,
			% Change
(in millions, except as noted)	2003	2004
Average Assets under Management (in billions)
Mutual Fund	$15.9	$24.5	54%
Institutional	33.6	45.6	36%
High Net Worth	20.1	23.3	16%

Total	$69.6	$93.4	34%

Revenue(1)
Mutual Fund	$41.4	$60.3	46%
Institutional	36.8	55.2	50%
High Net Worth	32.0	36.1	13%

Total	$110.2	$151.6	38%

Net Income(1)
Mutual Fund	$5.9	$8.7	47%
Institutional	3.1	5.6	81%
High Net Worth	4.0	3.9	(3%)

Total	$13.0	$18.2	40%

EBITDA(2)
Mutual Fund	$12.3	$18.2	48%
Institutional	10.5	15.2	45%
High Net Worth	9.8	10.4	6%

Total	$32.6	$43.8	34%

(1)
Note 11 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

(2)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. EBITDA is not a measure of liquidity under generally accepted accounting principles and should not be considered an alternative to cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of EBITDA, including a reconciliation to cash flow from operations, is described in greater detail in "Liquidity and Capital Resources." For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        Our revenue increased 38% in the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, primarily as a result of an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance in the twelve months ended March 31, 2004, and, to a lesser extent, positive net client cash flows. Further contributing to the growth in revenue were higher performance fees in the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of 46% in the Mutual Fund distribution channel in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, resulted primarily from an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance in the twelve months ended March 31, 2004, and, to a lesser extent, positive net client cash flows. The increase in revenue was proportionately less than the growth in average assets under management because of a relative increase in assets under management that realize lower fees.

  Institutional Distribution Channel

        The increase in revenue of 50% in the Institutional distribution channel in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, resulted primarily from an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance in the twelve months ended March 31, 2004, and, to a lesser extent, positive net client cash flows. Unrelated to the increase in assets under management, revenue also increased as a result of an increase in performance fees.

  High Net Worth Distribution Channel

        The increase in revenue of 13% in the High Net Worth distribution channel in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, resulted primarily from an increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance in the twelve months ended March 31, 2004, partially offset by net client cash outflows.

  Operating Expenses

        The following table summarizes our consolidated operating expenses.

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2003	2004
Compensation and related expenses	$39.3	$57.3	46%
Selling, general and administrative	19.5	23.3	19%
Amortization of intangible assets	4.0	4.1	3%
Depreciation and other amortization	1.5	1.5	—%
Other operating expenses	4.0	3.8	(5%)

Total operating expenses	$68.3	$90.0	32%

        A substantial portion of our operating expenses is incurred by our Affiliates, and a substantial majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective aggregate Operating Allocations. During the quarter ended March 31, 2004, approximately $24.2 million, or about 42% of our consolidated compensation expense, was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, we participate fully in any increase or decrease in revenue and expenses at our profit-based Affiliates.

        Compensation and related expenses increased 46% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase in compensation and related expenses reflects the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expense. The increase was also related to higher holding company compensation.

        Selling, general and administrative expenses increased 19% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase was principally attributable to higher sub-advisory and distribution expenses resulting from the growth in assets under management at The Managers Funds LLC, as well as increases in professional fees incurred at the holding company.

        Amortization of intangible assets increased 3% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, principally from an increase in definite-lived intangible assets resulting from our purchases of additional interests in existing Affiliates during 2003.

        Other operating expenses decreased 5% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, principally as a result of a net decrease in spending by Affiliates on various smaller items.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2003	2004
Minority interest	$16.3	$25.4	56%
Income tax expense	8.7	12.6	45%
Interest expense	5.4	7.3	35%
Investment and other income	1.5	1.9	27%

        Minority interest increased 56% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, principally as a result of the previously discussed increase in revenue. Given the relative decrease in investment spending by certain Affiliates from their Owners' Allocation (which has the corresponding effect of increasing minority interest), the increase in minority interest was proportionately greater than the 38% increase in revenue. Additionally, this increase was attributable to an increase in revenue at profit-based Affiliates, at which increases (or decreases) in revenue do not result in proportionate increases (or decreases) in operating expenses or minority interest.

        Income taxes increased by 45% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. This increase is attributable to the increase in income before taxes, as well as the increase in our effective tax rate from 40% in the three months ended March 31, 2003 to 41% in the three months ended March 31, 2004.

        Interest expense increased 35% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase is principally attributable to our issuance of $300 million of mandatory convertible securities in February 2004, which we refer to as the "2004 PRIDES" (as described in greater detail in "Liquidity and Capital Resources").

        Investment and other income increased 27% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase was attributable to the maintenance of higher levels of excess cash at the holding company following our issuance of the 2004 PRIDES, as discussed above.

  Net Income

        The following table summarizes Net Income:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2003	2004
Net Income	$13.0	$18.2	40%

        The 40% increase in Net Income in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, resulted principally from the increases in revenue and investment and other income, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2003	2004
Net Income	$13.0	$18.2
Intangible amortization	4.0	4.1
Intangible-related deferred taxes	6.0	6.1
Affiliate depreciation	1.0	1.0

Cash Net Income	$24.0	$29.4

        Cash Net Income increased 23% in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(dollars in millions)	December 31, 2003	March 31, 2004
Balance Sheet Data
Cash and cash equivalents	$253.3	$359.7
Senior revolving credit facility	—	—
Zero coupon convertible debt	123.3	123.5
Floating rate convertible securities	300.0	300.0
Mandatory convertible securities	230.0	530.0
	For the Three Months Ended March 31,
	2003	2004
Cash Flow Data
Operating cash flows	$(2.1)	$11.8
Investing cash flows	(4.6)	(8.1)
Financing cash flows	150.2	102.7
EBITDA(1)	32.6	43.8

(1)
The definition of EBITDA is presented in Note 2 on page 19.

        We have met our cash requirements primarily through cash generated by operating activities and the issuance of convertible debt securities. Our principal uses of cash in the quarter ended March 31, 2004 were to repurchase shares of our common stock and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2001 PRIDES and 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of each security, the exercise of the forward purchase contracts at the respective remarketing dates will result in the issuance of shares of our common stock that will generate cash proceeds sufficient to amortize debt in an amount equal to the remaining note portion of each security. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the PRIDES securities and our net debt approach. At March 31, 2004, our leverage ratio was 0.4:1.

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

  Zero Coupon Senior Convertible Notes

        In May 2001, we completed a private placement of zero coupon senior convertible notes in which we sold an aggregate of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, accreting at a rate of 0.50% per year. Each $1,000 principal amount at maturity zero coupon senior convertible note is convertible into 17.429 shares of our common stock (the "settlement rate") upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value on May 7 of 2006, 2011 and 2016. (Holders also had the option to require us to repurchase the securities on May 7, 2004, but no holders exercised this option.) If the holders exercise this option in the future, we may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the securities for cash on or after May 7, 2006 at their accreted value. In 2003, we repurchased $116.5 million principal amount at maturity of these notes in privately negotiated transactions.

  2001 Mandatory Convertible Securities

        In December 2001, we completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the aggregate amount outstanding to $230 million. As described below, these securities are structured to provide $230 million in additional proceeds to us following a remarketing and the exercise of forward purchase contracts in November 2004.

        Each unit of the 2001 PRIDES initially consists of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which we pay interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.4461 to 0.5130 shares per $25 senior note. Based on the trading price of our common stock as of March 31, 2004, the purchase contracts would have a settlement rate of 0.4580.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2004, under the terms of the 2001 PRIDES, the senior notes will be remarketed to new investors. A successful remarketing will generate $230 million of proceeds to be used by the original holders of the 2001 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $230 million in payment on the forward purchase contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until November 2006.

  Floating Rate Senior Convertible Securities

        In February 2003, we completed a private placement of an aggregate of $300 million of floating rate senior convertible securities. These securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 floating rate senior convertible security is convertible into shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of our common stock exceeds $65.00 per share over certain periods; (ii) if the credit rating assigned to us by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, the initial settlement rate will be 18.462 shares of our common stock for each $1,000 floating rate senior convertible security. In addition, if the market price of our common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of our common stock based on the price of our common stock at that time. Based on the trading price of our common stock as of March 31, 2004, each security would have a settlement rate of 18.547 shares. The holders of the securities may require us to repurchase these securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at any time on or after February 25, 2008 at their principal amount.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. While the implied interest rate for these securities is 5.62% for tax purposes, the actual rate is three-month LIBOR minus 0.50% (which equaled 0.61% as of March 31, 2004). Based on current LIBOR rates, these securities generate approximately $5.8 million of deferred taxes each year. While these deferred tax liabilities may never reverse, such liabilities will reverse if we redeem the securities on February 25, 2008 or later and if our common stock is trading at $54.17 per share or less on the date of redemption. All deferred taxes related to the securities will be reclassified to equity if the securities convert and our common stock is trading at more than $60.90 per share when it is delivered to holders.

  2004 Mandatory Convertible Securities

        In February 2004, we completed a private placement of $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock on February 17, 2008. Holders of the purchase contracts will receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 contract. The present value of the contract adjustment payments ($24 million) is recorded in additional paid-in capital, with a corresponding increase in current liabilities ($6 million) and other long-term liabilities ($18 million). The number of shares to be issued on February 17, 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.7851 to 18.0311 shares per $1,000 senior note. Based on the trading price of our common stock as of March 31, 2004, the purchase contracts would have a settlement rate of 18.0311.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes will be remarketed to new investors. A successful remarketing will generate $300 million of proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300 million in payment on the forward purchase contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

        In connection with our 2004 PRIDES private placement, we repurchased an aggregate of approximately 3.5 million shares of our common stock through March 31, 2004. The share repurchases are intended to offset our obligation to issue shares of our common stock in November 2004 under the terms of the forward purchase contracts of our 2001 PRIDES.

  Purchases of Affiliate Equity

        Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us the conditional right to require Affiliate managers to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of such events. These purchases will occur at varying times and in varying amounts over a period of approximately 14 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2004, the aggregate amount of these payments would have totaled approximately $666.6 million. In the event that all such transactions were closed, we would own the prospective cash flow distributions of all equity interests that would be purchased from our Affiliate managers. As of March 31, 2004, this amount would represent approximately $90.5 million on an annualized basis. We pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

  Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The increase in cash flow from operations in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, resulted principally from the growth in revenue and earnings in the first quarter of 2004 as compared to the same period in 2003. This increase was also attributable to tax benefits realized from the exercise of stock options during the first quarter of 2004.

  Supplemental Liquidity Measure

        As supplemental information in this Quarterly Report on Form 10-Q, we have provided information regarding our EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(dollars in millions)	2003	2004
Cash flow from operations	$(2.1)	$11.8
Interest expense, net of non-cash items	4.6	6.3
Current tax provision	2.0	4.5
Changes in assets and liabilities, and other adjustments	28.1	21.2

EBITDA	$32.6	$43.8

  Investing Cash Flow

        The increase in net cash flow used in investing activities resulted primarily from investments in marketable securities. Net cash flow used to make investments in existing Affiliates was $3.1 million and $4.1 million for the three months ended March 31, 2003 and 2004, respectively.

        In January 2004, we entered into a definitive agreement with Genesis Holdings International ("Genesis") to acquire a 60% equity interest in the operating business of Genesis. The management partners of Genesis will hold the remaining equity interests and continue to direct its day-to-day operations. Genesis, with offices in London, Guernsey, Chile and Brazil, managed approximately $8.0 billion in assets as of March 31, 2004. The transaction is expected to close by the end of the second quarter and will be funded from available cash.

  Financing Cash Flow

        Cash flows from financing activities decreased in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, as a result of increased repurchase activity in the first quarter of 2004. In the three months ended March 31, 2003, we repurchased a portion of our outstanding zero coupon senior convertible notes for $101.3 million and common stock for $33.7 million, while in the quarter ended March 31, 2004, we repurchased common stock for $194.3 million. During the quarter ended March 31, 2004, we repurchased approximately 3.5 million shares of our common stock at an average price of $55.73 per share under share repurchase programs authorized by our Board of Directors. As of March 31, 2004, approximately 3.0 million shares remain authorized for repurchase.

        During the three months ended March 31, 2004, our principal source of cash from financing activities was the issuance of $300 million of mandatory convertible securities, while during the same period in 2003, our principal source of cash from financing activities was the issuance of $300 million of floating rate senior convertible securities.

  Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2004:

		Payments Due
Contractual Obligations	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
(dollars in millions)
Long-term debt(1)	$953.5	$—	$230.0	$—	$723.5
Purchases of Affiliate equity(2)	666.6	105.7	134.2	199.8	226.9
Leases	64.0	9.6	20.8	14.2	19.4
Other liabilities(3)	20.7	4.1	11.8	4.8	—

Total	$1,704.8	$119.4	$396.8	$218.8	$969.8

(1)
Long-term debt reflects the principal payments on the zero coupon senior convertible notes and floating rate senior convertible securities, as well as the mandatory convertible securities. As more fully discussed on page 24, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Each unit of our 2001 PRIDES and 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of the securities, the exercise of the forward purchase contracts at the respective remarketing dates will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of each security.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases could occur in varying amounts over the next 14 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the sale of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of March 31, 2004, the aggregate purchase amount would have totaled approximately $666.6 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $90.5 million on an annualized basis as of March 31, 2004. We have an option to purchase a 19% interest in our Affiliate, Friess Associates, LLC ("Friess"), in the fourth quarter of 2004 in the event a right to sell this interest to us is not exercised; this potential purchase of the Friess equity represents the substantial majority of prospective Affiliate equity purchases for the remainder of fiscal 2004.

(3)
Other liabilities reflect notes payable to Affiliate managers that were issued in connection with our purchase of additional Affiliate equity interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We periodically use interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposures. As of March 31, 2004, we were not a party to any such contracts; however, we intend to enter into such contracts, or engage in similar hedging activities, in the future. There can be no assurance that the amount of coverage maintained would cover all of our variable rate debt outstanding at any given time. Moreover, there can be no assurance that the derivative contracts would meet their overall objective of reducing our interest expense.

Item 4. Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, our disclosure controls and procedures are, to the best of their knowledge, effectively designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

        There was no significant change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, we and our Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Period(1)(2)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2004	—	—	—	6,511,715
February 1—February 29, 2004	3,483,512	$55.73	3,483,512	3,028,203
March 1—March 31, 2004	3,000	$56.36	3,000	3,025,203

Total	3,486,512	$55.73	3,486,512	3,025,203

(1)	The share and per share data presented reflect a three-for-two stock split that occurred in March 2004.
(2)	(A)
In February 2004, our Board of Directors announced share repurchase programs in connection with the Company's 2004 PRIDES private placement pursuant to which the Company was authorized to repurchase (i) up to 3.0 million shares of common stock at the time of the closing of the 2004 PRIDES and (ii) up to an additional 1.5 million shares of common stock over a twelve-month period following the closing of the 2004 PRIDES (which closed in February 2004).
	(B)	In April 2003, our Board of Directors announced a share repurchase program permitting the Company to repurchase up to 5% of its issued and outstanding shares of common stock.
(C)
In April 2000, our Board of Directors announced a share repurchase program permitting the Company to repurchase up to 5% of its issued and outstanding shares of common stock. In July 2002, the Board of Directors announced an increase to this program, which permitted the repurchase of up to an additional 5% of the Company's issued and outstanding shares of common stock.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The Exhibit Index attached hereto is incorporated by reference herein.

  (b)
  Reports on Form 8-K:

  We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

    (1)
    On January 28, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a copy of our press release announcing our financial and operating results for the period ended December 31, 2003.

    (2)
    On January 29, 2004, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our press release announcing we had entered into a definitive agreement to acquire a majority interest in Genesis Asset Managers.

    (3)
    On January 29, 2004, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our press release announcing a stock split of our outstanding shares of common stock.

    (4)
    On February 9, 2004, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our press release announcing that we had entered into agreements to sell $250 million of mandatory convertible securities and, simultaneously, to repurchase shares of our common stock. We also announced our intention to repurchase shares of our common stock under a newly-authorized share repurchase program.

    (5)
    On February 23, 2004, we furnished a Current Report on Form 8-K under Item 5 containing a copy of our press release announcing that we had closed our previously announced placement of $250 million of mandatory convertible securities and repurchase of approximately 1.7 million shares of our common stock.

    (6)
    On March 2, 2004, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our press release announcing that we had sold an additional $50 million of mandatory convertible securities.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 7, 2004
/s/  DARRELL W. CRATE
(Darrell W. Crate)
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer
(and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated 1997 Stock Option and Incentive Plan.
10.2	Amended and Restated 2002 Stock Option and Incentive Plan.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
EXHIBIT INDEX