Form 10-Q
period 2004-06-30
AFFILIATED MANAGERS GROUP INC
filed 2004-08-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        There were 28,992,832 shares of the Registrant's common stock outstanding as of August 2, 2004.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$253,334	$344,672
Investment advisory fees receivable	65,288	79,895
Prepaid expenses and other current assets	20,861	18,422

Total current assets	339,483	442,989
Fixed assets, net	36,886	39,505
Acquired client relationships, net	364,429	378,843
Goodwill	751,607	812,146
Other assets	26,800	28,580

Total assets	$1,519,205	$1,702,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,707	$106,579
Notes payable to related party	11,744	7,623

Total current liabilities	101,451	114,202
Senior convertible debt	423,340	423,649
Mandatory convertible securities	230,000	530,000
Deferred income taxes	92,707	107,775
Other long-term liabilities	16,144	31,617

Total liabilities	863,642	1,207,243
Commitments and contingencies	—	—
Minority interest	40,794	52,570
Stockholders' equity:
Common stock	235	353
Additional paid-in capital	408,449	377,767
Accumulated other comprehensive income	944	1,763
Retained earnings	306,972	344,062

	716,600	723,945
Less: treasury stock, at cost	(101,831)	(281,695)

Total stockholders' equity	614,769	442,250

Total liabilities and stockholders' equity	$1,519,205	$1,702,063

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue	$116,701	$158,562	$226,948	$310,196
Operating expenses:
Compensation and related expenses	40,213	57,591	79,524	114,882
Selling, general and administrative	20,878	25,325	40,396	48,646
Amortization of intangible assets	4,033	4,163	8,047	8,264
Depreciation and other amortization	1,610	1,620	3,124	3,159
Other operating expenses	3,810	3,451	7,778	7,173

	70,544	92,150	138,869	182,124

Operating income	46,157	66,412	88,079	128,072
Non-operating (income) and expenses:
Investment and other income	(1,484)	(1,698)	(2,959)	(3,582)
Interest expense	5,981	8,810	11,422	16,125

	4,497	7,112	8,463	12,543

Income before minority interest and taxes	41,660	59,300	79,616	115,529
Minority interest	(18,621)	(27,766)	(34,915)	(53,198)

Income before income taxes	23,039	31,534	44,701	62,331
Income taxes—current	1,690	5,624	3,742	10,173
Income taxes—intangible-related deferred	5,949	6,160	11,899	12,243
Income taxes—other deferred	1,577	830	2,240	2,825

Net Income	$13,823	$18,920	$26,820	$37,090

Earnings per share—basic(1)	$0.44	$0.65	$0.84	$1.25
Earnings per share—diluted(1)	$0.43	$0.62	$0.83	$1.19
Average shares outstanding—basic(1)	31,566,975	28,992,832	31,826,160	29,651,623
Average shares outstanding—diluted(1)	32,228,521	30,314,383	32,403,733	31,154,578
Supplemental disclosure of total comprehensive income:
Net Income	$13,823	$18,920	$26,820	$37,090
Other comprehensive income	377	569	566	819

Total comprehensive income	$14,200	$19,489	$27,386	$37,909

(1)
Earnings per share and average shares outstanding reflect a three-for-two stock split that occurred in March 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Cash flow from operating activities:
Net Income	$13,823	$18,920	$26,820	$37,090
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	4,033	4,163	8,047	8,264
Amortization of debt issuance costs	853	928	1,456	1,832
Depreciation and amortization of fixed assets	1,610	1,620	3,124	3,159
Deferred income tax provision	7,526	6,990	14,139	15,068
Accretion of interest	155	327	405	481
Tax benefit from exercise of stock options	914	—	914	5,509
Other adjustments	(24)	—	(555)	—
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(6,197)	(5,775)	(592)	(14,607)
Decrease (increase) in other current assets	1,088	5,316	(705)	6,865
Decrease (increase) in non-current other receivables	(934)	2,817	(700)	3,528
Increase (decrease) in accounts payable, accrued expenses and other liabilities	10,534	22,896	(14,766)	2,812
Increase (decrease) in minority interest	2,390	7,394	(3,901)	7,401

Cash flow from operating activities	35,771	65,596	33,686	77,402

Cash flow used in investing activities:
Cost of investments, net of cash acquired	(2,999)	(75,952)	(6,118)	(80,066)
Purchase of fixed assets	(1,350)	(2,224)	(2,859)	(3,519)
Investment in marketable securities	(1,852)	(6)	(1,852)	(2,592)
Decrease (increase) in other assets	3	49	(12)	(57)

Cash flow used in investing activities	(6,198)	(78,133)	(10,841)	(86,234)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	—	85,000	—
Repayments of senior bank debt	—	—	(85,000)	—
Issuances of convertible securities	—	—	300,000	300,000
Repurchases of convertible securities	(4,544)	—	(105,841)	—
Issuances of equity securities	4,773	—	4,773	11,414
Repurchases of common stock	—	—	(33,688)	(194,420)
Issuance costs	(164)	(129)	(7,461)	(9,844)
Repayments of notes payable	(566)	(2,457)	(8,068)	(7,041)

Cash flow from (used in) financing activities	(501)	(2,586)	149,715	100,109

Effect of foreign exchange rate changes on cash flow	55	61	244	61
Net increase (decrease) in cash and cash equivalents	29,127	(15,062)	172,804	91,338
Cash and cash equivalents at beginning of period	171,385	359,734	27,708	253,334

Cash and cash equivalents at end of period	$200,512	$344,672	$200,512	$344,672

Supplemental disclosure of non-cash financing activities:
Notes issued for Affiliate equity purchases	$938	$—	$938	$—
Stock issued in repayment of note	465	—	465	—

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

3.     Long-Term Senior Debt

        The components of long-term senior debt are as follows:

	December 31, 2003	June 30, 2004
Senior revolving credit facility	$—	$—
Zero coupon senior convertible notes	123,340	123,649
Floating rate senior convertible securities	300,000	300,000

Total	$423,340	$423,649

  Senior Revolving Credit Facility

        The Company has a senior revolving credit facility (the "Facility") with a syndicate of major commercial banks. The Facility, which is scheduled to mature in August 2005, currently provides that the Company may borrow up to $250,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility to $350,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by the Company.

  Zero Coupon Senior Convertible Notes

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold an aggregate of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Each security is convertible into 17.429 shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value on May 7 of 2006, 2011 and 2016. (Holders also had the option to require the Company to repurchase the securities on May 7, 2004, but no holders exercised this option.) If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. In the first six months of 2003, the Company repurchased an aggregate $116,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions.

  Floating Rate Senior Convertible Securities

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock on June 30, 2004, each security would have a settlement rate of 18.462 shares. The holders of the convertible securities may require the Company to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

4.     Mandatory Convertible Securities

        The components of the Company's mandatory convertible securities are as follows:

	December 31, 2003	June 30, 2004
2001 mandatory convertible securities	$230,000	$230,000
2004 mandatory convertible securities	—	300,000

Total	$230,000	$530,000

  2001 Mandatory Convertible Securities

        In December 2001, the Company completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the aggregate amount outstanding to $230,000. Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which the Company pays interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.4461 to 0.5130 shares per $25 senior note. Based on the trading price of the Company's common stock on June 30, 2004, the purchase contracts would have a settlement rate of 0.4963.

        As discussed in Note 16, in August 2004, the Company repurchased approximately $51,000 aggregate principal amount of the senior notes, which notes were cancelled, in a tender offer. The related forward purchase contracts are now collaterized with treasuries (in lieu of senior notes) that were purchased on behalf of the tendering holders with tender offer proceeds. Any senior notes not tendered continue to be pledged to the Company to collateralize the respective holder's obligations under the forward purchase contracts, and remain subject to the terms of the remarketing described below.

        In November 2004, the Company will receive $230,000 in proceeds upon settlement of the forward purchase contracts and, at such time, issue a number of shares of its common stock to holders of the senior notes based on the settlement rate, as discussed above. In August 2004 (and then in November 2004, if not successful in August), the approximately $179,000 aggregate principal amount of remaining senior notes will be subject to a remarketing (unless holders undertake certain specified actions) under the terms of the 2001 PRIDES. Assuming a successful remarketing, the outstanding senior notes (other than any senior notes repurchased by the Company from time to time) will have a maturity date of November 2006.

  2004 Mandatory Convertible Securities

        In February 2004, the Company completed a private placement of $300,000 of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are also structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on February 17, 2008. Holders of the purchase contracts will receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 contract. The current portion of the contract adjustment payments, approximately $6,000, is recorded in current liabilities. The number of shares to be issued on February 17, 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.7851 to 18.0311 shares per $1,000 senior note. Based on the trading price of the Company's common stock as of June 30, 2004, the purchase contracts would have a settlement rate of 18.0311.

        Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300,000 of proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300,000 in payment on the forward purchase contracts, the Company will issue shares of its common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of the Company's common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

        In connection with the 2004 PRIDES, the Company repurchased an aggregate of approximately 3.5 million shares of its common stock during the six months ended June 30, 2004. The share repurchases are intended to offset the Company's obligation to issue shares of its common stock in November 2004 under the terms of the forward purchase contracts of the 2001 PRIDES. Additional information regarding the Company's repurchase of common stock is provided in "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities" on page 34.

5.     Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Federal:
Current	$1,479	$4,921	$3,275	$8,901
Deferred	6,585	6,116	12,371	13,184
State:
Current	211	703	467	1,272
Deferred	941	874	1,768	1,884

Provision for income taxes	$9,216	$12,614	$17,881	$25,241

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2003	June 30, 2004
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$7,696	$8,148
Intangible asset amortization	(90,626)	(102,869)
Deferred compensation	452	452
Convertible securities interest	(5,097)	(6,609)
Accruals	1,483	547

	(86,092)	(100,331)
Valuation allowance	(6,615)	(7,444)

Net deferred income taxes	$(92,707)	$(107,775)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes its goodwill and certain other intangible assets for tax purposes only, reducing its tax basis below their carrying value for financial statement purposes. The Company's floating rate senior convertible securities currently generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

        The Company has state net operating loss carryforwards that will expire over a 15-year period. The Company also has state tax credit carryforwards which will expire over a 10-year period. The valuation allowance at December 31, 2003 and June 30, 2004 is related to the uncertainty of the realization of most of these loss and credit carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

6.     Comprehensive Income

        A summary of comprehensive income, net of taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Net Income	$13,823	$18,920	$26,820	$37,090
Change in unrealized foreign currency gains	55	61	244	61
Change in net unrealized gain on investment securities	322	508	322	1,076
Reclassification of unrealized gain on investment securities to realized gain	—	—	—	(318)

Comprehensive income	$14,200	$19,489	$27,386	$37,909

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31, 2003	June 30, 2004
Unrealized gain on investment securities	$944	$1,702
Foreign currency translation adjustment	—	61

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Average shares outstanding—basic	31,566,975	28,992,832	31,826,160	29,651,623
Incremental common shares	661,546	1,321,551	577,573	1,502,955

Average shares outstanding—diluted	32,228,521	30,314,383	32,403,733	31,154,578

        The computations of diluted Earnings per share in the three and six months ended June 30, 2003 exclude the effect of the potential exercise of options to purchase approximately 2.4 million and 3.1 million shares, respectively, because the effect would have been anti-dilutive. The computations of diluted Earnings per share in the three months and six months ended June 30, 2004 exclude the effect of the potential exercise of options to purchase approximately 0.1 million shares in each period, because the effect would have been anti-dilutive.

        As more fully discussed in Note 3, the Company has zero coupon convertible notes and floating rate senior convertible securities, which are convertible into shares of the Company's common stock upon the occurrence of certain events. During the periods presented, none of the conditions providing for conversion were met; therefore, no related adjustment was made to diluted Earnings per share. As discussed in Note 15, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards

Board ("FASB") is currently reviewing the earnings per share accounting for such contingently convertible securities.

        This calculation also excludes the effect of the future exercise of the forward purchase contract component of each of the 2001 PRIDES and the 2004 PRIDES, as more fully discussed in Note 4, because the effect would have been anti-dilutive. The forward purchase contracts issued as part of the 2001 PRIDES will be exercised in the fourth quarter of 2004.

        As also discussed in Note 4, during the six months ended June 30, 2004, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $55.73 per share under share repurchase programs authorized by the Company's Board of Directors. As of June 30, 2004, approximately 3.0 million shares remained authorized for repurchase. Additional information regarding the Company's repurchase of common stock is provided in "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities" on page 34.

8.     Commitments and Contingencies

        The Company's operating agreements provide Affiliate managers the conditional right to require the Company to purchase their retained equity interests at certain intervals. The agreements also provide the Company the conditional right to require Affiliate managers to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide Affiliate managers the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2004, the aggregate amount of these payments would have totaled approximately $712,948. In the event that all such transactions were closed, the Company would own the prospective cash flow distributions of all equity interests that would be purchased from Affiliate managers. As of June 30, 2004, this amount would represent approximately $99,043 on an annualized basis. With the Company's approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities.

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

        Certain Affiliates operate under regulatory authorities which require they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the six months ended June 30, 2004.

9.     Related Party Transactions

        In connection with the purchase of additional Affiliate equity interests, the Company periodically issues notes to Affiliate partners. As of June 30, 2004, the notes totaled $18,351, of which $7,623 is included on the Consolidated Balance Sheet as a current liability and $10,728 is included in other long-term liabilities.

10.   Equity-Based Compensation Plans

        The Company follows the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided the entity discloses its pro forma Net Income and Earnings per share as if the fair value method had been applied in measuring compensation cost.

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

	For the Three Months Ended June 30,(1)		For the Six Months Ended June 30,(1)
	2003	2004	2003	2004
Net Income—as reported	$13,823	$18,920	$26,820	$37,090
Less: Total stock-based employee compensation expense determined under fair value, net of tax	2,322	949	4,644	949

Net Income—FAS 123 pro forma	$11,501	$17,971	$22,176	$36,141

Earnings per share—basic—as reported	$0.44	$0.65	$0.84	$1.25
Earnings per share—basic—FAS 123 pro forma	0.36	0.62	0.70	1.22
Earnings per share—diluted—as reported	0.43	0.62	0.83	1.19
Earnings per share—diluted—FAS 123 pro forma	0.36	0.59	0.68	1.16

(1)
The Earnings per share data reflect a three-for-two stock split that occurred in March 2004.

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

Statements of Income

	For the Three Months Ended June 30, 2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$44,746	$40,478	$31,477	$116,701
Operating expenses:
Depreciation and amortization	451	3,679	1,513	5,643
Other operating expenses	24,090	22,763	18,048	64,901

	24,541	26,442	19,561	70,544

Operating income	20,205	14,036	11,916	46,157
Non-operating (income) and expenses:
Investment and other income	(599)	(441)	(444)	(1,484)
Interest expense	2,361	1,897	1,723	5,981

	1,762	1,456	1,279	4,497

Income before minority interest and income taxes	18,443	12,580	10,637	41,660
Minority interest	(7,580)	(6,758)	(4,283)	(18,621)

Income before income taxes	10,863	5,822	6,354	23,039
Income taxes	4,345	2,330	2,541	9,216

Net income	$6,518	$3,492	$3,813	$13,823

	For the Three Months Ended June 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$61,550	$62,372	$34,640	$158,562
Operating expenses:
Depreciation and amortization	396	3,408	1,979	5,783
Other operating expenses	34,437	31,773	20,157	86,367

	34,833	35,181	22,136	92,150

Operating income	26,717	27,191	12,504	66,412
Non-operating (income) and expenses:
Investment and other income	(936)	(402)	(360)	(1,698)
Interest expense	3,458	3,385	1,967	8,810

	2,522	2,983	1,607	7,112

Income before minority interest and income taxes	24,195	24,208	10,897	59,300
Minority interest	(9,791)	(12,922)	(5,053)	(27,766)

Income before income taxes	14,404	11,286	5,844	31,534
Income taxes	5,762	4,515	2,337	12,614

Net income	$8,642	$6,771	$3,507	$18,920

	For the Six Months Ended June 30, 2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$86,192	$77,264	$63,492	$226,948
Operating expenses:
Depreciation and amortization	798	7,344	3,029	11,171
Other operating expenses	47,244	44,030	36,424	127,698

	48,042	51,374	39,453	138,869

Operating income	38,150	25,890	24,039	88,079
Non-operating (income) and expenses:
Investment and other income	(1,281)	(841)	(837)	(2,959)
Interest expense	4,487	3,571	3,364	11,422

	3,206	2,730	2,527	8,463

Income before minority interest and income taxes	34,944	23,160	21,512	79,616
Minority interest	(14,204)	(12,175)	(8,536)	(34,915)

Income before income taxes	20,740	10,985	12,976	44,701
Income taxes	8,296	4,395	5,190	17,881

Net income	$12,444	$6,590	$7,786	$26,820

	For the Six Months Ended June 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$121,853	$117,613	$70,730	$310,196
Operating expenses:
Depreciation and amortization	779	6,691	3,953	11,423
Other operating expenses	68,121	61,639	40,941	170,701

	68,900	68,330	44,894	182,124

Operating income	52,953	49,283	25,836	128,072
Non-operating (income) and expenses:
Investment and other income	(2,050)	(791)	(741)	(3,582)
Interest expense	6,479	5,857	3,789	16,125

	4,429	5,066	3,048	12,543

Income before minority interest and income taxes	48,524	44,217	22,788	115,529
Minority interest	(19,413)	(23,446)	(10,339)	(53,198)

Income before income taxes	29,111	20,771	12,449	62,331
Income taxes	11,792	8,404	5,045	25,241

Net income	$17,319	$12,367	$7,404	$37,090

Balance Sheet Information

	Mutual Fund	Institutional	High Net Worth	Total
Total assets as of December 31, 2003	$628,417	$560,483	$330,305	$1,519,205

Total assets as of June 30, 2004	$659,163	$717,640	$325,260	$1,702,063

12.   Acquisitions

        On June 17, 2004, the Company acquired 60% of Genesis Asset Managers ("Genesis"). Headquartered in London, Genesis is an investment manager of emerging markets equity securities, primarily for institutional clients. The results of Genesis' operations have been included in the consolidated financial statements since that date. The transaction was financed through the Company's available cash.

        During the six months ended June 30, 2004, the Company also made payments to acquire interests in existing Affiliates, which were financed through available cash.

13.   Goodwill and Acquired Client Relationships

        During the six months ended June 30, 2004, the Company completed its investment in Genesis, acquired additional interests in existing Affiliates and transferred certain interests to Affiliate management. The following table presents the change in goodwill associated with such transactions, net of the cost of the transferred interests. All goodwill acquired during the quarter is deductible for tax purposes.

	Mutual Fund	Institutional	High Net Worth	Total
Balance as of December 31, 2003	$272,917	$296,012	$182,678	$751,607
Goodwill acquired, net	33	60,297	209	60,539

Balance as of June 30, 2004	$272,950	$356,309	$182,887	$812,146

        The following table reflects the components of intangible assets:

	December 31, 2003		June 30, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$233,004	$65,898	$255,682	$74,162
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	197,323	—	197,323	—
Goodwill	751,607	—	812,146	—

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 14 years. Amortization expense was $4,033 and $4,163 for the three months ended June 30, 2003 and 2004, respectively and $8,047 and $8,264 for the six months ended June 20, 2003 and 2004, respectively. The Company estimates that amortization expense will be approximately $18,000 per year in 2005 through 2009, assuming no additional investments in new or existing Affiliates.

14.   Derivative Financial Instruments

        The Company periodically uses interest rate derivative contracts to manage market exposures associated with its variable interest rate debt by creating offsetting market exposures. In May 2004, the Company entered into a $50,000 notional amount interest rate swap contract, which becomes effective in February 2005. This swap contract was entered into with a major commercial bank counterparty to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amount.

        The Company records all derivatives on the balance sheet at fair value. As a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. At June 30, 2004, the unrealized gain on the derivative instrument was not material.

15.   Recent Accounting Developments

        In March 2004, the EITF reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock, such as forward purchase contracts, which contractually entitle the holder to participate in dividends. EITF 03-6 is effective for reporting periods ending after March 31, 2004. As EITF 03-6 does not apply to variable share forward purchase contracts (which are the type of forward purchase contracts contained in the Company's 2001 PRIDES and 2004 PRIDES), EITF 03-6 is not applicable to the Company.

        In July 2004, the EITF released for public comment Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings per Share" ("EITF 04-8"). As described in Note 3, the Company's zero coupon senior convertible securities and floating rate senior convertible securities are contingently convertible securities.

        Under current accounting principles (discussed further in Note 7), shares of common stock that may be issued under the terms of the contingently convertible securities are excluded from earnings per share calculations until (among other factors) the trading price of the Company's common stock exceeds a defined threshold. If adopted, EITF 04-8 would require these potentially issuable shares to be included in earnings per share calculations (using the "if-converted" method) even if this threshold has not been met. As of June 30, 2004, the stock price conversion threshold was $62.50 for the zero coupon senior convertible securities and $65.00 for the floating rate senior convertible securities; the closing price of the Company's common stock on that date was $50.37.

        Following a public comment period, the EITF is scheduled to further discuss EITF 04-8 at its meetings on September 29 and 30, 2004. If approved in its current form, EITF 04-8 would then be reviewed by the FASB. While it is not clear whether the EITF or FASB will approve this standard, if EITF 04-8 is approved, it may become effective as early as the fourth quarter of 2004 and potentially require the restatement of prior reporting period results.

16.   Subsequent Events

        On July 14, 2004, the Company announced that it had reached a definitive agreement to acquire approximately $3.0 billion in assets under management from Fremont Investment Advisors, Inc. ("FIA") through The Managers Funds LLC. FIA is the investment advisor to the Fremont Funds, 13 no-load mutual funds managed by independent subadvisors and investment professionals at FIA. The closing of the transaction is subject to the satisfactory settlement of the regulatory inquiries into trading practices at the Fremont Funds, as well as customary closing conditions (including the approval of the shareholders of the Fremont Funds) for transactions of this type.

        On July 22, 2004, the Company commenced a cash tender offer to purchase its outstanding 6% senior notes due November 17, 2006. The notes were originally issued on December 21, 2001 by the Company in connection with its 2001 PRIDES, of which each $25 unit consisted of a purchase contract for a specified number of shares of AMG common stock, collateralized by the 6% senior notes. For each $1,000 principal amount of notes validly tendered, the Company paid an amount in cash equal to the sum of (i) a fixed cash payment of $21.25 and (ii) the price of a zero-coupon U.S. Treasury security in a principal amount at maturity of $1,000 and with a maturity date of November 15, 2004. By tendering their notes, the holders directed the depositary agent for the tender offer to use that portion of the consideration related to the Treasury securities to purchase the Treasury securities which are required to be substituted as collateral under the pledge arrangement as security for such holders' obligations under the purchase contracts. The Company completed the tender offer on August 5, 2004, and repurchased an aggregate of approximately $51,000 principal amount of its outstanding 6% senior notes. The approximately $179,000 aggregate principal amount of remaining senior notes will be subject to the terms of a remarketing agreement. The fixed cash payment on the tendered senior notes will be reported as an expense in the third quarter of 2004.

        The Company has provided notice of its intention to exercise its option to purchase a 19% interest in its Affiliate, Friess Associates, LLC. The transaction is expected to close in October 2004 and to be funded with available cash.

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

  •
  our earnings per share measures may be adversely affected by potential changes in the accounting for our contingently convertible securities, as discussed in this Quarterly Report on Form 10-Q; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of June 30, 2004, our affiliated investment management firms managed approximately $102.2 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

        We only agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including a potential increase in expenses or decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be sufficient to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which help to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or foregoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

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

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation). For the six months ended June 30, 2004, approximately $45.4 million was reported as compensation to our Affiliate managers from their respective Operating Allocations. Additionally, during this period we allocated approximately $53.2 million of Affiliates' profits to their managers (referred to on our income statement as "minority interest").

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

        Our most recent investment, Genesis Asset Managers ("Genesis"), closed in June 2004. Headquartered in London, Genesis is an investment manager of emerging markets equity securities, primarily for institutional clients. We acquired a 60% interest in Genesis; Genesis' management partners retain the remaining 40% interest and continue to direct its day-to-day operations. In addition, in July 2004, we announced our definitive agreement to acquire approximately $3.0 billion in assets under management from Fremont Investment Advisors, Inc. ("FIA") through The Managers Funds LLC. FIA is the investment advisor to the Fremont Funds, 13 no-load mutual funds managed by independent subadvisors and investment professionals at FIA. The closing of the transaction is subject to the satisfactory settlement of the regulatory inquiries into trading practices at the Fremont Funds, as well as customary closing conditions (including the approval of the shareholders of the Fremont Funds) for transactions of this type.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q) and a statement of changes for each period.

Assets under Management—Operating Segment	December 31, 2003	June 30, 2004
(dollars in billions)
Mutual Fund	$23.3	$25.8
Institutional	44.7	54.3
High Net Worth	23.5	22.1

	$91.5	$102.2

Directly managed assets—percent of total	91%	92%
Overlay assets—percent of total	9%	8%

	100%	100%

Assets under Management—Statement of Changes	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
(dollars in billions)
Beginning of period	$94.8	$91.5
New investments(1)	7.2	7.6
Net client cash flows	—	0.2
Investment performance	0.2	2.9

End of period	$102.2	$102.2

(1)
We acquired a 60% interest in Genesis on June 17, 2004, and we acquired the mutual fund business of 40/86 Advisors, Inc. (previously Conseco Capital Management, Inc.) through The Managers Funds LLC on March 31, 2004.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions, except as noted)	2003	2004		2003	2004
Average assets under management(1) (in billions)
Mutual Fund	$17.2	$24.9	45%	$16.6	$24.6	48%
Institutional	35.6	47.9	35%	35.0	46.6	33%
High Net Worth	20.5	22.6	10%	20.5	22.9	12%

Total	$73.3	$95.4	30%	$72.1	$94.1	31%

Revenue(2)
Mutual Fund	$44.7	$61.6	38%	$86.2	$121.9	41%
Institutional	40.5	62.4	54%	77.2	117.6	52%
High Net Worth	31.5	34.6	10%	63.5	70.7	11%

Total	$116.7	$158.6	36%	$226.9	$310.2	37%

Net income(2)
Mutual Fund	$6.5	$8.6	32%	$12.4	$17.3	40%
Institutional	3.5	6.8	94%	6.6	12.4	88%
High Net Worth	3.8	3.5	(8%)	7.8	7.4	(5%)

Total	$13.8	$18.9	37%	$26.8	$37.1	38%

EBITDA(3)
Mutual Fund	$13.7	$18.2	33%	$26.0	$36.4	40%
Institutional	11.4	18.1	59%	21.9	33.3	52%
High Net Worth	9.6	9.8	2%	19.4	20.2	4%

Total	$34.7	$46.1	33%	$67.3	$89.9	34%

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

        Our revenue increased 36% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 37% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily from an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance, and, to a lesser extent, positive net client cash flows. Further contributing to the growth in revenue were higher performance fees in the three and six months ended June 30, 2004, as compared to the same periods in 2003.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of 38% in the Mutual Fund distribution channel in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and the increase in revenue of 41% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, resulted primarily from an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance, and, to a lesser extent, positive net client cash flows. The increase in revenue was proportionately less than the growth in average assets under management because of a relative increase in assets under management that realize lower fees.

  Institutional Distribution Channel

        The increase in revenue of 54% in the Institutional distribution channel in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and the increase in revenue of 52% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, resulted primarily from an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance, and, to a lesser extent, positive net client cash flows. Further contributing to the growth in revenue were higher performance fees in the three and six months ended June 30, 2004, as compared to the same periods in 2003.

  High Net Worth Distribution Channel

        The increase in revenue of 10% in the High Net Worth distribution channel in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and the increase in revenue of 11% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, resulted primarily from an increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance, partially offset by net client cash outflows.

  Operating Expenses

        The following table summarizes our consolidated operating expenses.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(dollars in millions)	2003	2004		2003	2004
Compensation and related expenses	$40.2	$57.6	43%	$79.5	$114.9	45%
Selling, general and administrative	20.9	25.3	21%	40.4	48.6	20%
Amortization of intangible assets	4.0	4.2	5%	8.1	8.3	2%
Depreciation and other amortization	1.6	1.6	—	3.1	3.1	—
Other operating expenses	3.8	3.5	(8%)	7.8	7.2	(8%)

Total operating expenses	$70.5	$92.2	31%	$138.9	$182.1	31%

        A substantial portion of our operating expenses is incurred by our Affiliates, and a substantial majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective aggregate Operating Allocations. During each of the three and six month periods ended June 30, 2004, approximately 40% of our consolidated compensation expense was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, we participate fully in any increase or decrease in revenue and expenses at our profit-based Affiliates.

        Compensation and related expenses increased 43% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 45% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increases in compensation and related expenses reflect the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increases were also related to higher holding company compensation.

        Selling, general and administrative expenses increased 21% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 20% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase was principally attributable to higher sub-advisory and distribution expenses resulting from the growth in assets under management at The Managers Funds LLC, as well as increases in holding company expenses, principally from professional fees.

        Amortization of intangible assets increased 5% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 2% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, principally from an increase in definite-lived intangible assets resulting from our purchases of additional interests in existing Affiliates during 2003.

        Other operating expenses decreased 8% in the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003, principally as a result of a net decrease in spending by Affiliates on miscellaneous items.

  Other Income Statement Data

        The following table summarizes other income statement data.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(dollars in millions)	2003	2004		2003	2004
Minority interest	$18.6	$27.8	49%	$34.9	$53.2	52%
Income tax expense	9.2	12.6	37%	17.9	25.2	41%
Interest expense	6.0	8.8	47%	11.4	16.1	41%
Investment and other income	1.5	1.7	13%	3.0	3.6	20%

        Minority interest increased 49% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 52% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, principally as a result of the previously discussed increase in revenue. During these periods, the percentage increase in minority interest was proportionately greater than the percentage increase in revenue because of a decrease in investment spending by certain Affiliates from their Owners' Allocation (which has the corresponding effect of increasing minority interest). Additionally, during these periods, revenue increased at profit-based Affiliates; changes in revenue at profit-based Affiliates do not necessarily result in proportionate changes in minority interest because expenses are determined by a budgeting process and may not correlate to changes in revenue.

        Income taxes increased by 37% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, as a result of the increase in income before taxes. Income taxes increased by 41% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. This increase is attributable to the increase in income before taxes, as well as the increase in our effective tax rate from 40% in the six months ended June 30, 2003 to 40.5% in the six months ended June 30, 2004. The tax rate increased for the six months ended June 30, 2004, as a result of a modest shift of income to states with higher tax rates. We expect our tax rate to be 40% for the remainder of 2004.

        Interest expense increased 47% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 41% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increases were principally attributable to our issuance of $300 million of mandatory convertible securities in February 2004, which we refer to as the "2004 PRIDES" (as described in greater detail in "Liquidity and Capital Resources").

        Investment and other income increased 13% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 20% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increases were principally attributable to the maintenance of higher levels of excess cash at the holding company following our issuance of the 2004 PRIDES, as discussed above.

  Net Income

        The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(dollars in millions)	2003	2004		2003	2004
Net Income	$13.8	$18.9	37%	$26.8	$37.1	38%

        Net Income increased 37% in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and increased 38% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, principally as a result of the increases in revenue and investment and other income, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			Ended June 30,
(dollars in millions)	2003	2004	2003	2004
Net Income	$13.8	$18.9	$26.8	$37.1
Intangible amortization	4.0	4.2	8.1	8.3
Intangible-related deferred taxes	6.0	6.2	11.9	12.2
Affiliate depreciation	1.1	1.1	2.2	2.1

Cash Net Income	$24.9	$30.4	$49.0	$59.7

        Cash Net Income increased 22% in the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(dollars in millions)	December 31, 2003	June 30, 2004
Balance Sheet Data
Cash and cash equivalents	$253.3	$344.7
Senior revolving credit facility	—	—
Zero coupon senior convertible notes	123.3	123.6
Floating rate senior convertible securities	300.0	300.0
Mandatory convertible securities	230.0	530.0
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Cash Flow Data
Operating cash flow	$35.8	$65.6	$33.7	$77.4
Investing cash flow	(6.2)	(78.1)	(10.8)	(86.2)
Financing cash flow	(0.5)	(2.6)	149.7	100.1
EBITDA(1)	34.7	46.1	67.3	89.9

(1)
The definition of EBITDA is presented in Note 3 on page 22.

        We have met our cash requirements primarily through cash generated by operating activities and the issuance of convertible debt securities. For the six months ended June 30, 2004, our principal uses of cash were to make investments in new and existing Affiliates, repurchase shares of our common stock and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2001 PRIDES and 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of each security, the exercise of the forward purchase contracts at the respective remarketing dates will result in the issuance of shares of our common stock that will generate cash proceeds sufficient to amortize debt in an amount equal to the remaining note portion of each security. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the PRIDES securities and our net debt approach. At June 30, 2004, our leverage ratio was 0.47:1.

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

  2001 Mandatory Convertible Securities

        In December 2001, we completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the aggregate amount outstanding to $230 million. Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which we pay interest quarterly at the annual rate of 6%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.4461 to 0.5130 shares per $25 senior note. Based on the trading price of our common stock on June 30, 2004, the purchase contracts would have a settlement rate of 0.4963.

        In August 2004, we repurchased approximately $51 million aggregate principal amount of the senior notes, which notes were cancelled, in a tender offer. The related forward purchase contracts are now collaterized with treasuries (in lieu of senior notes) that were purchased on behalf of the tendering holders with tender offer proceeds. Any senior notes not tendered continue to be pledged to us to collateralize the holder's respective obligations under the forward purchase contracts, and remain subject to the terms of the remarketing described below.

        In November 2004, we will receive $230 million in proceeds upon settlement of the forward purchase contracts and, at such time, issue a number of shares of our common stock to holders of the senior notes based on the settlement rate, as discussed above. In August 2004 (and then in November 2004, if not successful in August), the approximately $179 million aggregate principal amount of remaining senior notes will be subject to a remarketing (unless holders undertake certain specified actions) under the terms of the 2001 PRIDES. Assuming a successful remarketing, the outstanding senior notes (other than any senior notes repurchased by us from time to time) will have a maturity date of November 2006.

  Floating Rate Senior Convertible Securities

        In February 2003, we completed a private placement of an aggregate of $300 million of floating rate senior convertible securities. These securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each $1,000 floating rate senior convertible security is convertible into shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of our common stock exceeds $65.00 per share over certain periods; (ii) if the credit rating assigned to us by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, the initial settlement rate will be 18.462 shares of our common stock for each $1,000 floating rate senior convertible security. In addition, if the market price of our common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of our common stock based on the price of our common stock at that time. Based on the trading price of our common stock as of June 30, 2004, each security would have a settlement rate of 18.462 shares. The holders of the securities may require us to repurchase these securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at any time on or after February 25, 2008 at their principal amount.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When this implied interest rate for tax purposes is greater than our projected interest payments on these securities, a deferred tax expense is generated. These securities are projected to generate an average of approximately $4.0 million of deferred taxes annually until we redeem the securities or they convert. While these deferred tax liabilities may never reverse, such liabilities will reverse if we redeem the securities on February 25, 2008 or later and if our common stock is trading at $54.17 per share or less on the date of redemption. All deferred taxes related to the securities will be reclassified to equity if the securities convert and our common stock is trading at more than $60.90 per share when it is delivered to holders.

  2004 Mandatory Convertible Securities

        In February 2004, we completed a private placement of $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are also structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock on February 17, 2008. Holders of the purchase contracts will receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 contract. The current portion of the contract adjustment payments, approximately $6 million, is recorded in current liabilities. The number of shares to be issued on February 17, 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.7851 to 18.0311 shares per $1,000 senior note. Based on the trading price of our common stock as of June 30, 2004, the purchase contracts would have a settlement rate of 18.0311.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300 million of proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300 million in payment on the forward purchase contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

        In connection with our 2004 PRIDES private placement, we repurchased an aggregate of approximately 3.5 million shares of our common stock through June 30, 2004. The share repurchases are intended to offset our obligation to issue shares of our common stock in November 2004 under the terms of the forward purchase contracts of our 2001 PRIDES.

  Purchases of Affiliate Equity

        Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us the conditional right to require Affiliate managers to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of such events. These purchases will occur at varying times and in varying amounts over a period of approximately 15 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2004, the aggregate amount of these payments would have totaled approximately $712.9 million. In the event that all such transactions were closed, we would own the prospective cash flow distributions of all equity interests that would be purchased from our Affiliate managers. As of June 30, 2004, this amount would represent approximately $99.0 million on an annualized basis. We pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

  Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The increase in cash flow from operations in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, resulted principally from the growth in revenue and earnings in the six months ended June 30, 2004 as compared to the same period in 2003. This increase was also attributable to tax benefits realized from the exercise of stock options during the six months ended June 30, 2004.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2003	2004	2003	2004
Cash flow from operations	$35.8	$65.6	$33.7	$77.4
Interest expense, net of non-cash items	5.0	7.5	9.6	13.8
Current tax provision	1.7	5.6	3.7	10.2
Changes in assets and liabilities and other adjustments	(7.8)	(32.6)	20.3	(11.5)

EBITDA	$34.7	$46.1	$67.3	$89.9

  Investing Cash Flow

        Changes in net cash flow from investing activities primarily result from our investments in new and existing Affiliates. We closed our investment in Genesis on June 17, 2004, which was funded from available cash. Net cash flow used to make investments in Affiliates was $6.1 million and $80.1 million for the six months ended June 30, 2003 and 2004, respectively, reflecting our investment in Genesis and our payments to acquire interests in existing Affiliates.

  Financing Cash Flow

        Cash flows from financing activities decreased in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, as a result of increased repurchase activity in the six months ended June 30, 2004. In the six months ended June 30, 2003, we repurchased a portion of our outstanding zero coupon senior convertible notes for $105.8 million and common stock for $33.7 million. In the six months ended June 30, 2004, we repurchased approximately 3.5 million shares of our common stock for $194.4 million, or an average price of $55.73 per share. These shares were purchased under share repurchase programs authorized by our Board of Directors; approximately 3.0 million shares remain authorized for repurchase as of June 30, 2004.

        During the six months ended June 30, 2004, our principal source of cash from financing activities was the $300 million issuance of our 2004 PRIDES, while during the same period in 2003, our principal source of cash from financing activities was the $300 million issuance of floating rate senior convertible securities.

  Contractual Obligations

        The following table summarizes our contractual obligations as of June 30, 2004:

		Payments Due
Contractual Obligations	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
Long-term debt(1)	$953.6	$—	$230.0	$—	$723.6
Purchases of Affiliate equity(2)	712.9	99.6	142.8	202.5	268.0
Leases	60.9	6.2	21.0	14.3	19.4
Other liabilities(3)	18.4	1.8	11.8	4.8	—

Total	$1,745.8	$107.6	$405.6	$221.6	$1,011.0

(1)
Long-term debt reflects the principal payments on the zero coupon senior convertible notes and floating rate senior convertible securities, as well as the mandatory convertible securities. As more fully discussed on page 27, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Under the terms of our mandatory convertible securities, the exercise of the forward purchase contract component at the respective settlement dates will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of each security. In August 2004, we repurchased $51.0 million aggregate principal amount of the outstanding $230.0 million senior note component of our 2001 PRIDES. In November 2004, we will receive $230.0 million in proceeds upon the settlement of the forward purchase contracts.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases could occur in varying amounts over the next 15 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the sale of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of June 30, 2004, the aggregate purchase amount would have totaled approximately $712.9 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $99.0 million on an annualized basis as of June 30, 2004. We have provided notice of our intention to exercise our option to purchase a 19% interest in our Affiliate, Friess Associates, LLC. This purchase is expected to close in October 2004 and represents the substantial majority of Affiliate equity purchases for the remainder of fiscal 2004.

(3)
Other liabilities reflect notes payable to Affiliate managers that were issued in connection with our purchase of additional Affiliate equity interests.

Recent Accounting Developments

        In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"). EITF 03-6 addresses the computation of earnings per share by companies that have issued securities other than common stock, such as forward purchase contracts, which contractually entitle the holder to participate in dividends. EITF 03-6 is effective for reporting periods ending after March 31, 2004. As EITF 03-6 does not apply to variable share forward purchase contracts (which are the type of forward purchase contracts contained in our 2001 PRIDES and 2004 PRIDES), EITF 03-6 is not applicable to us.

        In July 2004, the EITF released for public comment Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings per Share" ("EITF 04-8"). As described in Note 3, our zero coupon senior convertible securities and floating rate senior convertible securities are contingently convertible securities.

        Under current accounting principles (discussed further in Note 7 to our Consolidated Financial Statements), shares of common stock that may be issued under the terms of the contingently convertible debt securities are excluded from earnings per share calculations until (among other factors) the trading price of our common stock exceeds a defined threshold. If adopted, EITF 04-8 would require these potentially issuable shares to be included in earnings per share calculations (using the "if-converted" method) even if this threshold has not been met. As of June 30, 2004, the stock price conversion threshold was $62.50 for the zero coupon senior convertible securities and $65.00 for the floating rate senior convertible securities; the closing price of our common stock on that date was $50.37.

        Following a public comment period, the EITF is scheduled to further discuss EITF 04-8 at its meetings on September 29 and 30, 2004. If approved in its current form, EITF 04-8 would then be reviewed by the FASB. While it is not clear whether the EITF or FASB will approve this standard, if EITF 04-8 is approved, it may become effective as early as the fourth quarter of 2004 and potentially require the restatement of prior reporting results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We periodically use interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposures. During May 2004, we became a party to $50 million notional amount of interest rate swap contracts, and we may enter into other such contracts, or engage in similar hedging activities, in the future. There can be no assurance that the amount of coverage maintained would cover all of our variable rate debt outstanding at any given time. Moreover, there can be no assurance that the derivative contracts would meet their overall objective of reducing our interest expense.

        Through our Affiliates, we operate primarily in the United States, but also provide investment management services and earn revenue in various other countries and jurisdictions. A significant portion of this revenue is denominated in U.S. dollars and, therefore, our exposure to foreign currency fluctuations in our revenue is not material at this time.

Item 4. Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures are, to the best of their knowledge, effectively designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2004	—	—	—	3,025,203
May 1—May 31, 2004	—	—	—	3,025,203
June 1—June 30, 2004	—	—	—	3,025,203
Total	—	—	—	3,025,203

(1)	(A)	In February 2004, our Board of Directors announced share repurchase programs in connection with the issuance of the Company's 2004 PRIDES, pursuant to which the Company was authorized to repurchase up to (i) 3.0 million shares of common stock at the time of the closing of the 2004 PRIDES and (ii) an additional 1.5 million shares of common stock over a twelve-month period following such issuance.
	(B)	In April 2003, our Board of Directors announced a share repurchase program permitting the Company to repurchase up to 5% of its issued and outstanding shares of common stock.
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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders on June 8, 2004, our stockholders elected the following individuals (each by the vote reflected below) to serve as directors until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld
William J. Nutt	25,746,436	1,042,756
Sean M. Healey	25,655,510	1,133,682
Richard E. Floor	15,303,281	11,485,911
Stephen J. Lockwood	25,198,976	1,590,216
Harold J. Meyerman	25,198,931	1,590,261
Robert C. Puff. Jr.	26,570,018	219,174
Rita M. Rodriguez	25,644,315	1,144,877

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The Exhibit Index attached hereto is incorporated by reference herein.

  (b)
  Reports on Form 8-K:

  We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

    (1)
    On April 28, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a copy of our press release announcing our financial and operating results for the period ended March 31, 2004.

    (2)
    On April 29, 2004, we furnished a Current Report on Form 8-K under Item 5 regarding the completion of our previously announced three-for-two stock split of our outstanding shares of common stock, in the form of a stock dividend of one half share of common stock for every one outstanding share of common stock owned by stockholders of record on February 24, 2004 and each share held in the treasury of the Company as of such record date. As a result of the stock split, the Company's common stock began trading on a split-adjusted basis at the opening of the market on March 30, 2004. The stock split also resulted in the reservation of additional shares of common stock as a result of adjustments required by the terms of the Company's outstanding convertible securities and option plans, including shares previously registered by the Company on Form S-8 and Form S-3.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 9, 2004	/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX