Form 10-Q
period 2004-09-30
AFFILIATED MANAGERS GROUP INC
filed 2004-11-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

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

        There were 29,649,546 shares of the Registrant's common stock outstanding as of November 5, 2004.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$253,334	$314,867
Investment advisory fees receivable	65,288	89,004
Prepaid expenses and other current assets	20,861	18,951

Total current assets	339,483	422,822
Fixed assets, net	36,886	40,884
Acquired client relationships, net	364,429	373,893
Goodwill	751,607	814,379
Other assets	26,800	33,950

Total assets	$1,519,205	$1,685,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,707	$128,037
Notes payable to related party	11,744	9,305

Total current liabilities	101,451	137,342
Senior bank debt	—	51,000
Senior convertible debt	423,340	423,803
Mandatory convertible securities	230,000	375,750
Deferred income taxes	92,707	115,308
Other long-term liabilities	16,144	24,952

Total liabilities	863,642	1,128,155
Commitments and contingencies	—	—
Minority interest	40,794	66,668
Stockholders' equity:
Common stock	235	353
Additional paid-in capital	408,449	381,252
Accumulated other comprehensive income	944	1,689
Retained earnings	306,972	360,861

	716,600	744,155
Less: treasury stock, at cost	(101,831)	(253,050)

Total stockholders' equity	614,769	491,105

Total liabilities and stockholders' equity	$1,519,205	$1,685,928

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue	$128,465	$165,846	$355,413	$476,042
Operating expenses:
Compensation and related expenses	47,054	61,296	126,578	176,178
Selling, general and administrative	21,447	28,440	61,843	77,086
Amortization of intangible assets	4,065	4,950	12,112	13,214
Depreciation and other amortization	1,560	1,587	4,684	4,746
Other operating expenses	3,741	5,176	11,519	12,349

	77,867	101,449	216,736	283,573

Operating income	50,598	64,397	138,677	192,469
Non-operating (income) and expenses:
Investment and other (income) loss	(3,334)	1,387	(6,293)	(2,195)
Interest expense	5,901	8,193	17,323	24,318

	2,567	9,580	11,030	22,123

Income before minority interest and taxes	48,031	54,817	127,647	170,346
Minority interest	(20,243)	(26,819)	(55,158)	(80,017)

Income before income taxes	27,788	27,998	72,489	90,329
Income taxes—current	3,372	3,240	7,114	13,413
Income taxes—intangible-related deferred	5,950	6,441	17,849	18,684
Income taxes—other deferred	2,071	1,518	4,311	4,343

Net Income	$16,395	$16,799	$43,215	$53,889

Earnings per share—basic(1)	$0.51	$0.57	$1.36	$1.82
Earnings per share—diluted(1)	$0.50	$0.55	$1.33	$1.74
Average shares outstanding—basic(1)	31,843,368	29,353,068	31,831,957	29,551,383
Average shares outstanding—diluted(1)	32,951,832	30,570,211	32,572,684	30,991,442
Supplemental disclosure of total comprehensive income:
Net Income	$16,395	$16,799	$43,215	$53,889
Other comprehensive income (loss)	392	(74)	714	745

Total comprehensive income	$16,787	$16,725	$43,929	$54,634

(1)
Earnings per share and average shares outstanding reflect a three-for-two stock split that occurred in March 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Cash flow from operating activities:
Net Income	$16,395	$16,799	$43,215	$53,889
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	4,065	4,950	12,112	13,214
Amortization of debt issuance costs	958	1,020	2,414	2,852
Depreciation and amortization of fixed assets	1,560	1,587	4,684	4,746
Deferred income tax provision	8,021	7,959	22,160	23,027
Accretion of interest	154	344	559	825
Tax benefit from exercise of stock options	1,506	16	2,420	5,525
Other adjustments	—	2,493	(555)	2,493
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(4,825)	(9,109)	(5,417)	(23,716)
Decrease (increase) in other current assets	(2,360)	(18)	(3,065)	6,847
Decrease (increase) in non-current other receivables	3,364	(4,127)	2,664	(599)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,996	15,121	(770)	17,933
Increase in minority interest	6,514	14,098	2,613	21,499

Cash flow from operating activities	49,348	51,133	83,034	128,535

Cash flow used in investing activities:
Cost of investments, net of cash acquired	(1,750)	(2,112)	(7,868)	(82,178)
Purchase of fixed assets	(20,352)	(2,966)	(23,211)	(6,485)
Investment in marketable securities	—	—	(1,852)	(2,592)
Increase in other assets	—	—	(12)	(57)

Cash flow used in investing activities	(22,102)	(5,078)	(32,943)	(91,312)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	51,000	85,000	51,000
Repayments of senior bank debt	—	—	(85,000)	—
Issuances of convertible securities	—	—	300,000	300,000
Repurchases of convertible securities	—	(124,525)	(105,841)	(124,525)
Issuances of equity securities	4,199	145	8,972	11,559
Repurchases of common stock	—	—	(33,688)	(194,420)
Issuance costs	(358)	(2,521)	(7,819)	(12,365)
Repayments of notes payable	(506)	—	(8,574)	(7,041)

Cash flow from (used in) financing activities	3,335	(75,901)	153,050	24,208

Effect of foreign exchange rate changes on cash flow	—	41	244	102
Net increase (decrease) in cash and cash equivalents	30,581	(29,805)	203,385	61,533
Cash and cash equivalents at beginning of period	200,512	344,672	27,708	253,334

Cash and cash equivalents at end of period	$231,093	$314,867	$231,093	$314,867

Supplemental disclosure of non-cash financing activities:
Stock issued in settlement of indebtedness	$—	$28,499	$465	$28,499
Gain realized from settlement of forward purchase contracts	—	3,719	—	3,719
Notes issued for Affiliate equity purchases	—	—	938	—
Notes received for Affiliate equity sales	260	—	520	—

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

2.     Stock Split

        In March 2004, the Company completed a three-for-two stock split. Corresponding with this split, the conversion and settlement rates of outstanding convertible securities and the number of shares of common stock subject to outstanding options were appropriately adjusted. As applicable, the information provided in this Quarterly Report on Form 10-Q reflects the stock split.

3.     Senior Debt

        The components of senior debt are as follows:

	December 31, 2003	September 30, 2004
Senior bank debt	$—	$51,000
Zero coupon senior convertible notes	123,340	123,803
Floating rate senior convertible securities	300,000	300,000

Total	$423,340	$474,803

  Senior Bank Debt

        The Company has a senior revolving credit facility with a syndicate of major commercial banks, which previously allowed for borrowings of up to $250,000, and which was amended in August 2004. The amended credit facility (the "Facility") extends the maturity date to August 2007 and currently provides that the Company may borrow up to $405,000 at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility up to $450,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by the Company. At September 30, 2004, the Company had no borrowings under the Facility.

        In August 2004, the Company entered into a credit facility with a major commercial bank pursuant to which it borrowed $51,000. The Company used the proceeds to refinance the purchase of certain of its outstanding senior notes due 2006, which were originally issued as a component of its 2001 mandatory convertible securities (as discussed below). The effective interest rate on the outstanding borrowing was approximately 2.19% as of September 30, 2004. The facility is collateralized by a pledge of the Company's rights as a secured party with respect to U.S. Treasury securities pledged by holders of the 2001 mandatory convertible securities to secure their obligations under those securities. The loan matures in November 2004, and the Company intends to repay the outstanding balance through a borrowing under the Facility.

  Zero Coupon Senior Convertible Notes

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold an aggregate of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Each security is convertible into 17.429 shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value on May 7 of 2006, 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. In the first nine months of 2003, the Company repurchased an aggregate $116,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions and realized a gain of $555, which was reported in "Investment and other income (loss)."

  Floating Rate Senior Convertible Securities

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock on September 30, 2004, each security would have a settlement rate of 18.462 shares. The holders of the convertible securities may require the Company to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

        As further described in Note 14, the Company has entered into interest rate swap agreements of a notional amount of $150,000. For the period February 2005 through February 2008, the Company will pay a weighted average fixed rate of approximately 3.28% on that amount.

4.     Mandatory Convertible Securities

        The components of the Company's mandatory convertible securities are as follows:

	December 31, 2003	September 30, 2004
2001 mandatory convertible securities	$230,000	$75,750
2004 mandatory convertible securities	—	300,000

Total	$230,000	$375,750

  2001 Mandatory Convertible Securities

        In December 2001, the Company completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the aggregate amount outstanding to $230,000. Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which the Company pays quarterly interest, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.4461 to 0.5130 shares per $25 purchase contract. Based on the trading price of the Company's common stock on September 30, 2004, the purchase contracts would have a settlement rate of 0.4669.

        In August 2004, the Company repurchased $154,250 in aggregate principal amount of the senior notes component of the 2001 PRIDES. The Company repurchased the notes through a tender offer, a privately negotiated purchase and certain repurchases in the August 2004 remarketing of the notes. The Company reported a loss of $2,493 on the purchase of these notes, which was reported in "Investment and other income (loss)." Following these transactions, $75,750 in aggregate principal amount of the notes component of the 2001 PRIDES (with a maturity date of November 2006) remains outstanding, with an interest rate of approximately 5.41%.

        In August 2004, the Company settled $39,250 of the 2001 PRIDES forward purchase contracts and realized a gain of $3,719, which was recorded directly to equity. In November 2004, the Company will receive $190,750 in gross proceeds upon settlement of the remaining forward purchase contracts associated with the 2001 PRIDES.

        In connection with the issuance of the 2004 PRIDES (as described below), the Company repurchased an aggregate of approximately 3.5 million shares of its common stock during the nine months ended September 30, 2004. The share repurchases were intended to offset the Company's obligation to issue shares of its common stock in November 2004 under the terms of the forward purchase contracts component of the 2001 PRIDES.

  2004 Mandatory Convertible Securities

        In February 2004, the Company completed a private placement of $300,000 of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are also structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on February 17, 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $7,000, is recorded in current liabilities. The number of shares to be issued on February 17, 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.7851 to 18.0311 shares per $1,000 purchase contract. Based on the trading price of the Company's common stock as of September 30, 2004, the purchase contracts would have a settlement rate of 18.0311.

        Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300,000 of gross proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300,000 in payment on the forward purchase contracts, the Company will issue shares of its common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of the Company's common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

5.     Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Federal:
Current	$2,951	$2,835	$6,226	$11,739
Deferred	7,018	6,964	19,389	20,148
State:
Current	421	405	888	1,674
Deferred	1,003	995	2,771	2,879

Provision for income taxes	$11,393	$11,199	$29,274	$36,440

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2003	September 30, 2004
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$7,696	$9,071
Intangible asset amortization	(90,626)	(109,310)
Deferred compensation	452	452
Convertible securities interest	(5,097)	(7,658)
Accruals	1,483	844

	(86,092)	(106,601)
Valuation allowance	(6,615)	(8,707)

Net deferred income taxes	$(92,707)	$(115,308)

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

        The Company has state net operating loss carryforwards that will expire over a 15-year period. The Company also has state tax credit carryforwards which will expire over a 10-year period. The valuation allowance at December 31, 2003 and September 30, 2004 is related to the uncertainty of the realization of most of these loss and credit carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the nine months ended September 30, 2004 is attributable to state net operating losses during this period and a provision for loss carryforwards that the Company no longer believes will be realized.

6.     Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Net Income	$16,395	$16,799	$43,215	$53,889
Change in unrealized foreign currency gains	—	41	—	102
Change in net unrealized gain on investment securities	392	524	714	1,600
Change in net unrealized loss on derivative securities	—	(639)	—	(639)
Reclassification of unrealized gain on investment securities to realized gain	—	—	—	(318)

Comprehensive income	$16,787	$16,725	$43,929	$54,634

        The components of accumulated other comprehensive income, net of applicable taxes, were as follows:

	December 31, 2003	September 30, 2004
Unrealized gain on investment securities	$944	$2,226
Unrealized loss on derivative securities	—	(639)
Foreign currency translation adjustment	—	102

Accumulated other comprehensive income	$944	$1,689

7.     Earnings Per Share

        The calculation of basic earnings per share is based on the weighted average number of shares of the Company's common stock outstanding during the period. Diluted Earnings per share is similar to basic earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's common stock. The following table reconciles basic average shares outstanding to shares used to compute diluted earnings per share. There were no adjustments to Net Income for purposes of calculating earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Average shares outstanding—basic	31,843,368	29,353,068	31,831,957	29,551,383
Incremental common shares	1,108,464	1,217,143	740,727	1,440,059

Average shares outstanding—diluted	32,951,832	30,570,211	32,572,684	30,991,442

        The calculation of diluted earnings per share in the three and nine months ended September 30, 2003 excludes the effect of the potential exercise of options to purchase approximately 0.6 million and 1.7 million shares, respectively, because the effect would have been anti-dilutive. The effect of the potential exercise of all outstanding options was included in the calculation in the three and nine months ended September 30, 2004.

        This calculation also excludes the effect of the future exercise of the forward purchase contract component of each of the 2001 PRIDES and the 2004 PRIDES because the effect would have been anti-dilutive. As discussed in Note 4, the remaining $190,750 of the forward purchase contracts component of the 2001 PRIDES will be settled in November 2004. Based upon the current trading price of the Company's common stock, the Company is anticipated to issue approximately 3.5 million shares to settle the 2001 PRIDES contracts.

        Under current accounting principles, for the three and nine months ended September 30, 2004, approximately 7.9 million shares issuable upon conversion of the Company's zero coupon senior convertible securities and floating rate senior convertible securities were also excluded from the calculation because their contingent conversion conditions were not met. For the three and nine months ended September 30, 2003, approximately 7.9 million and 6.7 million shares, respectively, were not included in the calculation because such conversion conditions were not met. As more fully described in Note 15, the Company will adopt Emerging Issues Task Force ("EITF") Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," in the fourth quarter of 2004.

        As also discussed in Note 4, during the nine months ended September 30, 2004, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $55.73 per share under share repurchase programs authorized by the Company's Board of Directors. As of September 30, 2004, approximately 3.0 million shares remained authorized for repurchase.

        As referenced in Note 16, in October 2004, the Company entered into a forward equity sale agreement under which the Company can elect to issue approximately 1.9 million shares and receive proceeds of $100,000 at any time until October 18, 2005. The Company can elect instead to net settle the agreement for cash or stock. In accordance with generally accepted accounting principles, the Company will use the treasury stock method to include the effect of this agreement in the computation of its diluted earnings per share.

8.     Commitments and Contingencies

        The Company's operating agreements provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. The agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. With the Company's approval, partners are also permitted to sell their equity interests to other individuals or entities. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2004, the aggregate amount of these payments would have totaled approximately $734,720 (including the 19% interest in Friess Associates, LLC that the Company purchased in November 2004, as further discussed in Note 16). In the event that all such transactions were closed, the Company would own the prospective cash flow distributions of all equity interests that would be purchased from Affiliate management partners. As of September 30, 2004, this amount would represent approximately $100,362 on an annualized basis.

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

        Certain Affiliates operate under regulatory authorities which require they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the nine months ended September 30, 2004.

9.     Related Party Transactions

        In connection with the purchase of additional Affiliate equity interests, the Company periodically issues notes to Affiliate management partners. As of September 30, 2004, the notes totaled $18,512, of which $9,305 is included on the Consolidated Balance Sheet as a current liability and $9,207 is included in "Other long-term liabilities."

10.   Equity-Based Compensation Plans

        The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided the entity discloses its pro forma Net Income and earnings per share as if the fair value method had been applied in measuring compensation cost.

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

	For the Three Months Ended September 30,(1)		For the Nine Months Ended September 30,(1)
	2003	2004	2003	2004
Net Income—as reported	$16,395	$16,799	$43,215	$53,889
Less: Total stock-based employee compensation expense determined under fair value, net of tax	2,984	5,547	7,628	6,496

Net Income—FAS 123 pro forma	$13,411	$11,252	$35,587	$47,393

Earnings per share—basic—as reported	$0.51	$0.57	$1.36	$1.82
Earnings per share—basic—FAS 123 pro forma	0.42	0.38	1.12	1.60
Earnings per share—diluted—as reported	0.50	0.55	1.33	1.74
Earnings per share—diluted—FAS 123 pro forma	0.41	0.37	1.09	1.53

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

Statements of Income

	For the Three Months Ended September 30, 2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$50,094	$44,956	$33,415	$128,465
Operating expenses:
Depreciation and amortization	385	3,511	1,729	5,625
Other operating expenses	27,079	25,146	20,017	72,242

	27,464	28,657	21,746	77,867

Operating income	22,630	16,299	11,669	50,598
Non-operating (income) and expenses:
Investment and other income	(732)	(388)	(2,214)	(3,334)
Interest expense	2,395	1,830	1,676	5,901

	1,663	1,442	(538)	2,567

Income before minority interest and income taxes	20,967	14,857	12,207	48,031
Minority interest	(7,772)	(7,566)	(4,905)	(20,243)

Income before income taxes	13,195	7,291	7,302	27,788
Income taxes	5,410	2,989	2,994	11,393

Net Income	$7,785	$4,302	$4,308	$16,395

	For the Three Months Ended September 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$63,857	$67,808	$34,181	$165,846
Operating expenses:
Depreciation and amortization	464	3,724	2,349	6,537
Other operating expenses	35,742	37,792	21,378	94,912

	36,206	41,516	23,727	101,449

Operating income	27,651	26,292	10,454	64,397
Non-operating (income) and expenses:
Investment and other (income) loss	524	623	240	1,387
Interest expense	3,305	3,187	1,701	8,193

	3,829	3,810	1,941	9,580

Income before minority interest and income taxes	23,822	22,482	8,513	54,817
Minority interest	(10,054)	(12,649)	(4,116)	(26,819)

Income before income taxes	13,768	9,833	4,397	27,998
Income taxes	5,508	3,932	1,759	11,199

Net Income	$8,260	$5,901	$2,638	$16,799

	For the Nine Months Ended September 30, 2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$136,286	$122,220	$96,907	$355,413
Operating expenses:
Depreciation and amortization	1,183	10,855	4,758	16,796
Other operating expenses	74,323	69,175	56,442	199,940

	75,506	80,030	61,200	216,736

Operating income	60,780	42,190	35,707	138,677
Non-operating (income) and expenses:
Investment and other income	(2,013)	(1,229)	(3,051)	(6,293)
Interest expense	6,882	5,401	5,040	17,323

	4,869	4,172	1,989	11,030

Income before minority interest and income taxes	55,911	38,018	33,718	127,647
Minority interest	(21,976)	(19,741)	(13,441)	(55,158)

Income before income taxes	33,935	18,277	20,277	72,489
Income taxes	13,706	7,384	8,184	29,274

Net Income	$20,229	$10,893	$12,093	$43,215

	For the Nine Months Ended September 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$185,710	$185,421	$104,911	$476,042
Operating expenses:
Depreciation and amortization	1,243	10,415	6,302	17,960
Other operating expenses	103,863	99,431	62,319	265,613

	105,106	109,846	68,621	283,573

Operating income	80,604	75,575	36,290	192,469
Non-operating (income) and expenses:
Investment and other income	(1,526)	(168)	(501)	(2,195)
Interest expense	9,784	9,044	5,490	24,318

	8,258	8,876	4,989	22,123

Income before minority interest and income taxes	72,346	66,699	31,301	170,346
Minority interest	(29,467)	(36,095)	(14,455)	(80,017)

Income before income taxes	42,879	30,604	16,846	90,329
Income taxes	17,300	12,336	6,804	36,440

Net Income	$25,579	$18,268	$10,042	$53,889

Balance Sheet Information

	Mutual Fund	Institutional	High Net Worth	Total
Total assets as of December 31, 2003	$628,417	$560,483	$330,305	$1,519,205

Total assets as of September 30, 2004	$660,114	$705,649	$320,165	$1,685,928

12.   Acquisitions

        In June 2004, the Company acquired 60% of Genesis Asset Managers ("Genesis"). Headquartered in London, Genesis is an investment manager of emerging markets equity securities, primarily for institutional clients. The results of Genesis' operations have been included in the consolidated financial statements since that date. The transaction was financed through the Company's available cash. During the nine months ended September 30, 2004, the Company also made payments to acquire interests in existing Affiliates, which were also financed through available cash.

        In July 2004, the Company announced that it had reached a definitive agreement to acquire, through its Affiliate, The Managers Funds LLC, approximately $3.0 billion in mutual fund assets managed by Fremont Investment Advisors, Inc. ("FIA"). FIA is the investment advisor to the Fremont Funds, a family of no-load mutual funds managed by independent subadvisors and investment professionals at FIA. The closing of the transaction is subject to the satisfactory settlement of the regulatory inquiries into trading practices at the Fremont Funds, as well as customary closing conditions for transactions of this type (including the approval of the shareholders of the Fremont Funds), and is expected to close in the fourth quarter of 2004.

        In September 2004, the Company announced that it had reached a definitive agreement to acquire a 60% interest in the growth equity business of TimesSquare Capital Management, LLC ("TimesSquare"). TimesSquare's business includes growth-oriented small and mid-cap investment products, with a total of approximately $5.0 billion in assets under management for approximately 90 institutional clients, including public and corporate pension funds, endowments and foundations, and Taft-Hartley retirement plans. TimesSquare's management team will be responsible for directing the day-to-day operations of the business and will hold the remaining 40% interest. The transaction is subject to customary closing approvals and conditions for transactions of this type and is expected to close in the fourth quarter of 2004.

13.   Goodwill and Acquired Client Relationships

        During the nine months ended September 30, 2004, the Company completed its investment in Genesis, acquired additional interests in existing Affiliates and transferred certain interests to Affiliate management. The following table presents the change in goodwill associated with such transactions, net of the cost of the transferred interests. All goodwill acquired during this period is deductible for tax purposes.

	Mutual Fund	Institutional	High Net Worth	Total
Balance as of December 31, 2003	$272,917	$296,012	$182,678	$751,607
Goodwill acquired, net	227	61,813	732	62,772

Balance as of September 30, 2004	$273,144	$357,825	$183,410	$814,379

        The following table reflects the components of intangible assets:

	December 31, 2003		September 30, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$233,004	$65,898	$255,682	$79,112
Non-amortized intangible assets:
Acquired client relationships—
mutual fund management contracts	197,323	—	197,323	—
Goodwill	751,607	—	814,379	—

        Amortizable acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 13 years. Amortization expense was $4,065 and $4,950 for the three months ended September 30, 2003 and 2004, respectively and $12,112 and $13,214 for the nine months ended September 30, 2003 and 2004, respectively. The Company estimates that amortization expense will be approximately $20,000 per year in 2005 through 2009, excluding the Company's pending investments and any additional investments in new or existing Affiliates.

14.   Derivative Financial Instruments

        The Company periodically uses interest rate derivative contracts to manage market exposures associated with its variable interest rate debt by creating offsetting fixed rate market exposures. In May 2004, the Company entered into a $50,000 notional amount interest rate swap agreement, which will become effective February 2005. The Company subsequently entered into similarly-structured agreements of $50,000 in each of September and October 2004. These swap contracts were entered into with major commercial banks as counterparties to exchange the difference between floating rate and fixed rate interest amounts calculated by reference to the notional amount.

        The Company records all derivatives on the balance sheet at fair value. As a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. At September 30, 2004, the unrealized loss (before taxes) on the derivative instruments was $1,065.

15.   Recent Accounting Developments

        In October 2004, the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities (such as the shares that underlie the Company's zero coupon senior convertible notes and floating rate senior convertible securities) must be considered issued in the calculation of diluted earnings per share, regardless of whether the issuance of those shares could actually be triggered at the current stock price. This is commonly referred to as the "if-converted" method. In the event that the terms of the Company's convertible securities are not modified (as discussed below) before the December 31, 2004 effective date of EITF 04-08, the restatement of earnings per share for prior periods will be required.

        Under current accounting principles, shares of common stock that may be issued under the terms of contingently convertible securities are excluded from earnings per share calculations until (among other factors) certain stock price thresholds, as defined in the securities, have been met. As of September 30, 2004, the stock price threshold was $62.49 for the zero coupon senior convertible securities and $65.00 for the floating rate senior convertible securities, while the closing price of the Company's common stock on that date was $53.54. Had the if-converted method been in effect for the three and nine months ended September 30, 2004, approximately 7.9 million shares would have been added to the Company's diluted earnings per share calculations.

        The Company believes that the treasury stock method (which would require that a relatively limited number of shares associated with the value of the securities in excess of par, if any, be added to the Company's earnings per share calculations) best reflects the actual economic characteristics of the contingently convertible securities. The Company is exploring alternatives (either through the modification of the terms of the securities or otherwise) for presenting its operating results consistent with this approach.

16.   Subsequent Events

        In October 2004, the Company entered into a forward equity sale agreement with Merrill Lynch. Under the terms of the agreement, the Company can elect to deliver a specified number of shares of common stock at any time within the following 12 months, in exchange for proceeds of approximately $100,000. Alternatively, the Company can cancel the transaction at any time. Upon cancellation, the Company may net settle the forward agreement in stock, cash, or a combination thereof. Under certain circumstances, Merrill Lynch can require the Company to settle the forward equity sale agreement, and in certain cases the Company may be required to settle the agreement by delivering shares of common stock rather than cash or net stock. The Company will not receive any proceeds from the sale of its common stock until settlement of all or a portion of the forward agreement. In connection with this agreement, Merrill Lynch has borrowed approximately 1.9 million shares of AMG common stock in the stock loan market and sold these shares pursuant to AMG's existing shelf registration statement.

        In October 2004, the Company announced that, effective January 1, 2005, Sean M. Healey, President and Chief Operating Officer, will become President and Chief Executive Officer, succeeding founder and Chairman William J. Nutt as Chief Executive Officer. Mr. Nutt will remain Chairman.

        In November 2004, the Company purchased an additional 19% interest in its Affiliate, Friess Associates, LLC ("Friess"). Friess is the advisor to the Brandywine family of no-load mutual funds and also advises separate portfolios for charitable foundations, major corporations and high net worth individuals. The transaction closed pursuant to the terms of the Company's original investment in Friess in October 2001.

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

  •
  our earnings per share calculations for prior reporting periods may require restatement, and such calculations for future periods may be adversely affected, as a result of changes in the accounting for our contingently convertible securities, as discussed in this Quarterly Report on Form 10-Q; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of September 30, 2004, our affiliated investment management firms managed approximately $101.0 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing businesses across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation). For the nine months ended September 30, 2004, approximately $73.6 million was reported as compensation to our Affiliate managers from their respective Operating Allocations. Additionally, during this period we allocated approximately $80.0 million of Affiliates' profits to their managers (referred to on our income statement as "minority interest").

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model similar to a wholly-owned subsidiary. In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In those cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. In recent periods, approximately 15% of our earnings has been generated by our profit-based Affiliates.

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

        In June 2004, we acquired a 60% interest in Genesis Asset Managers ("Genesis"). Headquartered in London, Genesis is an investment manager of emerging markets equity securities, primarily for institutional clients. Additionally, in November 2004, we purchased an additional 19% interest in our

Affiliate, Friess Associates, LLC ("Friess"). Friess is the advisor to the Brandywine family of no-load mutual funds and also advises separate portfolios for charitable foundations, major corporations and high net worth individuals. The transaction closed pursuant to the terms of our original investment in Friess in October 2001.

        We have also announced definitive agreements to acquire a 60% interest in the growth equity business of TimesSquare Capital Management, LLC ("TimesSquare"), and to acquire, through The Managers Funds LLC, approximately $3.0 billion in mutual fund assets managed by Fremont Investment Advisors, Inc. ("FIA"). FIA is the investment advisor to the Fremont Funds, a family of no-load mutual funds managed by independent subadvisors and investment professionals at FIA, and TimesSquare's business includes growth-oriented small and mid-cap investment products, with a total of approximately $5.0 billion in assets under management for approximately 90 institutional clients, including public and corporate pension funds, endowments and foundations, and Taft-Hartley retirement plan. These transactions are subject to customary closing approvals and conditions (and in the case of FIA, the transaction is also subject to the satisfactory settlement of the regulatory inquiries into trading practices at the Fremont Funds) and are expected to close in the fourth quarter of 2004.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q) and a statement of changes for each period:

Assets Under Management—Operating Segment	December 31, 2003	September 30, 2004
(dollars in billions)
Mutual Fund	$23.3	$26.2
Institutional	44.7	54.4
High Net Worth	23.5	20.4

	$91.5	$101.0

Directly managed assets—percent of total	91%	91%
Overlay assets—percent of total	9%	9%

	100%	100%

Assets Under Management—Statement of Changes	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004
(dollars in billions)
Beginning of period	$102.2	$91.5
New investments(1)	—	7.6
Net client cash flows	(1.1)	(0.9)
Investment performance	(0.1)	2.8

End of period	$101.0	$101.0

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions, except as noted)	2003	2004		2003	2004
Average Assets Under Management(1) (in billions)
Mutual Fund	$19.4	$25.0	29%	$17.5	$24.8	42%
Institutional	39.0	54.4	39%	36.3	49.0	35%
High Net Worth	21.6	21.2	(2%)	20.9	22.3	7%

Total	$80.0	$100.6	26%	$74.7	$96.1	29%

Revenue(2)
Mutual Fund	$50.1	$63.8	27%	$136.3	$185.7	36%
Institutional	45.0	67.8	51%	122.2	185.4	52%
High Net Worth	33.4	34.2	2%	96.9	104.9	8%

Total	$128.5	$165.8	29%	$355.4	$476.0	34%

Net Income(2)
Mutual Fund	$7.8	$8.3	6%	$20.2	$25.6	27%
Institutional	4.3	5.9	37%	10.9	18.3	68%
High Net Worth	4.3	2.6	(40%)	12.1	10.0	(17%)

Total	$16.4	$16.8	2%	$43.2	$53.9	25%

EBITDA(3)
Mutual Fund	$16.0	$17.5	9%	$42.0	$53.9	28%
Institutional	12.6	16.8	33%	34.5	50.1	45%
High Net Worth	10.7	8.4	(21%)	30.1	28.6	(5%)

Total	$39.3	$42.7	9%	$106.6	$132.6	24%

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

  Revenue

        Our revenue is generally determined by the following factors:

  •
  our assets under management (including increases or decreases relating to new investments, net client cash flows, fluctuations in the domestic and international equity markets, and any currency conversions associated with international assets);

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

        Our revenue increased 29% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 34% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily from an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance, and, to a lesser extent, our investment in Genesis in June 2004. Further contributing to the growth in revenue were higher performance fees in the three and nine months ended September 30, 2004, as compared to the same periods in 2003.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of 27% in the Mutual Fund distribution channel in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and the increase in revenue of 36% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, resulted primarily from an increase in average assets under management. This increase in average assets under management resulted principally from positive investment performance, and, to a lesser extent, positive net client cash flows. The increase in revenue was proportionately less than the growth in average assets under management because of a relative increase in assets under management that realize lower fees.

  Institutional Distribution Channel

        The increase in revenue of 51% and 52% in the Institutional distribution channel in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, respectively, resulted primarily from an increase in average assets under management. The increase in average assets under management for the three month period resulted principally from our investment in Genesis and positive investment performance, and, to a lesser extent, positive net client cash flows. The increase in average assets under management for the nine month period resulted principally from positive investment performance, and, to a lesser extent, our investment in Genesis and positive net client cash flows. Further contributing to the growth in revenue were higher performance fees in the three and nine months ended September 30, 2004, as compared to the same periods in 2003.

  High Net Worth Distribution Channel

        The increase in revenue of 2% in the High Net Worth distribution channel in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, resulted primarily from a shift in assets under management to accounts with higher fees, and, to a lesser extent, from the effects of advance billing (as previously discussed), which is the primary billing method used in the High Net Worth distribution channel. The increase in revenue of 8% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, resulted primarily from an increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance, partially offset by net client cash outflows.

  Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2003	2004		2003	2004
Compensation and related expenses	$47.1	$61.3	30%	$126.6	$176.2	39%
Selling, general and administrative	21.4	28.4	33%	61.8	77.1	25%
Amortization of intangible assets	4.1	5.0	22%	12.1	13.2	9%
Depreciation and other amortization	1.6	1.6	—	4.7	4.7	—
Other operating expenses	3.7	5.1	38%	11.5	12.4	8%

Total operating expenses	$77.9	$101.4	30%	$216.7	$283.6	31%

        A substantial portion of our operating expenses is incurred by our Affiliates, and a substantial majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective aggregate Operating Allocations. During the three and nine month periods ended September 30, 2004, approximately 46% and 42%, respectively, of our consolidated compensation expense was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, we participate fully in any increase or decrease in revenue and expenses at our profit-based Affiliates.

        Compensation and related expenses increased 30% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 39% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase in compensation and related expenses in the three month period was primarily a result of an increase in aggregate Affiliate expenses resulting from our investment in Genesis, as well as the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increase in compensation and related expenses in the nine month period was primarily a result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increases in both periods were also related to higher holding company compensation.

        Selling, general and administrative expenses increased 33% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 25% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. In these periods, the increase was principally attributable to an increase in sub-advisory and distribution expenses from the growth in assets under management at our Affiliates in the mutual fund channel, as well as an increase in aggregate Affiliate expenses resulting from our investment in Genesis and professional fees associated with our Sarbanes-Oxley Act compliance and new investment activities.

        Amortization of intangible assets increased 22% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 9% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase in amortization expense was principally attributable to the reassessment of the lives of our acquired client relationships, as well as amortization relating to our investments in Genesis and additional interests in existing Affiliates over the past 12 months.

        Other operating expenses increased 38% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and 8% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. This increase was principally attributable to an increase in occupancy costs and other expenses reported by Genesis, as well as a one-time expense associated with an Affiliate lease termination.

  Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2003	2004		2003	2004
Minority interest	$20.2	$26.8	33%	$55.2	$80.0	45%
Income tax expense	11.4	11.2	(2%)	29.3	36.4	24%
Interest expense	5.9	8.2	39%	17.3	24.3	40%
Investment and other income (loss)	3.3	(1.4)	(142%)	6.3	2.2	(65%)

        Minority interest increased 33% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 45% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, principally as a result of the previously discussed increase in revenue. During these periods, the percentage increase in minority interest was proportionately greater than the percentage increase in revenue because of a decrease in investment spending by certain Affiliates from their Owners' Allocation (which has the corresponding effect of increasing minority interest). Additionally, during these periods, revenue increased at profit-based Affiliates. Changes in revenue at profit-based Affiliates do not necessarily result in proportionate changes in minority interest because expenses are determined by a budgeting process and may not correlate to changes in revenue.

        Income taxes decreased by 2% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, as a result of a decrease in our effective tax rate from 41% to

40% resulting from a modest shift of income to states with lower tax rates. Income taxes increased by 24% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, an increase attributable to the increase in income before taxes. We expect our tax rate to be 40% for the remainder of 2004.

        Interest expense increased 39% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 40% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increases were principally attributable to our issuance of $300 million of mandatory convertible securities in February 2004, which we refer to as the "2004 PRIDES" (as described in greater detail in "Liquidity and Capital Resources").

        Investment and other income (loss) decreased 142% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and decreased 65% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The decreases were principally attributable to a loss of approximately $2.5 million realized on our repurchase of approximately $154.2 million of the senior notes component of our 2001 PRIDES (as discussed below) in August 2004 and a one-time gain of approximately $1.7 million that had been recognized in the third quarter of 2003 from a strategic alliance between one of our Affiliates and a third party. This decrease was partially offset by interest earned from the maintenance of higher levels of excess cash at the holding company following our issuance of the 2004 PRIDES, as discussed above.

  Net Income

        The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2003	2004		2003	2004
Net Income	$16.4	$16.8	2%	$43.2	$53.9	25%

        Net Income increased 2% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 25% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, principally as a result of the increases in revenue, partially offset by increases in reported operating, interest, minority interest and tax expenses and decreases in investment and other income, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2003	2004	2003	2004
Net Income	$16.4	$16.8	$43.2	$53.9
Intangible amortization	4.1	5.0	12.1	13.2
Intangible-related deferred taxes	5.9	6.4	17.9	18.7
Affiliate depreciation	1.1	1.1	3.3	3.2

Cash Net Income	$27.5	$29.3	$76.5	$89.0

        Cash Net Income increased 7% in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and increased 16% in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily as a result of the previously described factors affecting Net Income and intangible amortization.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(dollars in millions)	December 31, 2003	September 30, 2004
Balance Sheet Data
Cash and cash equivalents	$253.3	$314.9
Senior bank debt	—	51.0
Zero coupon senior convertible notes	123.3	123.8
Floating rate senior convertible securities	300.0	300.0
Mandatory convertible securities	230.0	375.8
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Cash Flow Data
Operating cash flow	$49.3	$51.1	$83.0	$128.5
Investing cash flow	(22.1)	(5.1)	(32.9)	(91.3)
Financing cash flow	3.3	(75.9)	153.1	24.2
EBITDA(1)	39.3	42.7	106.6	132.6

(1)
The definition of EBITDA is presented in Note 3 on page 23.

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

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2001 PRIDES and 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of each security, the exercise of the forward purchase contracts at the respective settlement dates will result in the issuance of shares of our common stock that will generate cash proceeds sufficient to amortize debt in an amount equal to the remaining note portion of each security. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the PRIDES securities and our net debt approach. At September 30, 2004, our leverage ratio was 0.92:1.

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2003	2004	2003	2004
Cash flow from operations	$49.3	$51.1	$83.0	$128.5
Interest expense, net of non-cash items	4.8	6.8	14.4	20.6
Current tax provision	3.4	3.2	7.1	13.4
Changes in assets and liabilities and other adjustments	(18.2)	(18.4)	2.1	(29.9)

EBITDA	$39.3	$42.7	$106.6	$132.6

        For the nine months ended September 30, 2004, we have met our cash requirements primarily through cash generated by operating activities, the issuance of convertible debt securities, and borrowings of senior debt. Our principal uses of cash were to make investments in new and existing Affiliates, repurchase shares of our common stock, repurchase debt securities and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

  Senior Bank Debt

        We have a senior revolving credit facility with a syndicate of major commercial banks, which previously allowed for borrowings of up to $250 million, which was amended in August 2004. The amended credit facility (the "Facility") extends the maturity date to August 2007 and currently provides that we may borrow up to $405 million at rates of interest (based either on the Eurodollar rate or the Prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to increase the Facility up to $450 million. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by us. At September 30, 2004, we had no borrowings under the Facility.

        In August 2004, we entered into a credit facility with a major commercial bank pursuant to which we borrowed $51 million. We used the proceeds to refinance our purchase of certain of our outstanding senior notes due 2006, which were originally issued with our 2001 mandatory convertible securities (as discussed below). The effective interest rate on the outstanding borrowing was approximately 2.19% as of September 30, 2004. The facility is collateralized by a pledge of our rights as a secured party with respect to U.S. Treasury securities pledged by holders of the 2001 mandatory convertible securities to secure their obligations under those securities. The loan matures in November 2004, and we intend to repay the outstanding balance through a borrowing under the Facility.

  Zero Coupon Senior Convertible Notes

        In May 2001, we completed a private placement of zero coupon senior convertible notes. In this private placement, we sold an aggregate of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Each security is convertible into 17.429 shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value on May 7 of 2006, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. In the first nine months of 2003, we repurchased an aggregate $116.5 million principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions and realized a gain of $0.6 million, which was reported in "Investment and other income (loss)."

  Floating Rate Senior Convertible Securities

        In February 2003, we completed a private placement of $300 million of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock on September 30, 2004, each security would have a settlement rate of 18.462 shares. The holders of the convertible securities may require us to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

        As further described in Note 14 to our consolidated financial statements, we have entered into interest rate swap agreements of a notional amount of $150 million. For the period February 2005 through February 2008, we will pay a weighted average fixed rate of approximately 3.28% on that amount.

  2001 Mandatory Convertible Securities

        In December 2001, we completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the aggregate amount outstanding to $230 million. Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which we pay quarterly interest, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 0.4461 to 0.5130 shares per $25 purchase contract. Based on the trading price of our common stock on September 30, 2004, the purchase contracts would have a settlement rate of 0.4669.

        In August 2004, we repurchased $154.3 million in aggregate principal amount of the senior notes component of the 2001 PRIDES. We repurchased the notes through a tender offer, a privately negotiated purchase and certain repurchases in the August 2004 remarketing of the notes. We reported a loss of $2.5 million on the purchase of these notes, which was reported in "Investment and other income (loss)." Following these transactions, approximately $75.8 million in aggregate principal amount of the notes component of the 2001 PRIDES (with a maturity date of November 2006) remains outstanding, with an interest rate of approximately 5.41%.

        In August 2004, we settled $39.3 million of the 2001 PRIDES forward purchase contracts and realized a gain of $3.7 million, which was recorded directly to equity. In November 2004, we will receive approximately $190.8 million of gross proceeds upon settlement of the remaining forward purchase contracts associated with the 2001 PRIDES.

        In connection with the issuance of the 2004 PRIDES (as described below), we repurchased an aggregate of approximately 3.5 million shares of our common stock during the nine months ended September 30, 2004. The share repurchases were intended to offset our obligation to issue shares of our common stock in November 2004 under the terms of the forward purchase contracts of the 2001 PRIDES.

  2004 Mandatory Convertible Securities

        In February 2004, we completed a private placement of $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are also structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock on February 17, 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $7.0 million, is recorded in current liabilities. The number of shares to be issued on February 17, 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.7851 to 18.0311 shares per $1,000 purchase contract. Based on the trading price of our common stock as of September 30, 2004, the purchase contracts would have a settlement rate of 18.0311.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300 million of gross proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300 million in payment on the forward purchase contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

  Forward Equity Sale Agreement

        In October 2004, we entered into a forward equity sale agreement with Merrill Lynch. Under the terms of the agreement, we can elect to deliver a specified number of shares of common stock at any time within the following 12 months, in exchange for proceeds of approximately $100 million. Alternatively, we can cancel the transaction at any time. Upon cancellation, we may net settle the forward agreement in stock, cash, or a combination thereof. Under certain circumstances, Merrill Lynch can require us to settle the forward equity sale agreement, and in certain cases we may be required to settle the agreement by delivering shares of common stock rather than cash or net stock. We will not receive any proceeds from the sale of our common stock until settlement of all or a portion of the forward agreement. In connection with this agreement, Merrill Lynch has borrowed approximately 1.9 million shares of our common stock in the stock loan market and sold these shares pursuant to our existing shelf registration statement.

  Purchases of Affiliate Equity

        Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us the conditional right to require Affiliate managers to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of such events. With our approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities. These purchases will occur at varying times and in varying amounts over a period of approximately 15 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2004, the aggregate amount of these payments would have totaled approximately $734.7 million (including our purchase of an additional 19% interest in Friess Associates, LLC ("Friess"), which closed in November 2004 pursuant to the terms of our original investment in Friess in October 2001). In the event that all such transactions were closed, we would own the prospective cash flow distributions of all equity interests that would be purchased from our Affiliate managers. As of September 30, 2004, this amount would represent approximately $100.4 million on an annualized basis. We pay for these purchases in cash, shares of our common stock or other forms of consideration. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

  Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The increase in cash flow from operations in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, resulted principally from the growth in revenue and earnings in the nine months ended September 30, 2004 as compared to the same period in 2003.

  Investing Cash Flow

        Changes in net cash flow from investing activities primarily result from our investments in new and existing Affiliates. We closed our investment in Genesis on June 17, 2004, which was funded from available cash. Net cash flow used to make investments in Affiliates was $7.9 million and $82.2 million for the nine months ended September 30, 2003 and 2004, respectively, reflecting our investment in Genesis and our payments to acquire interests in existing Affiliates.

        As described previously, we have announced definitive agreements to acquire a 60% interest in the growth equity business of TimesSquare Capital Management, LLC, and to acquire (through The Managers Funds LLC) the mutual fund assets of the Fremont Funds, which are managed by Fremont Investment Advisers, Inc. ("FIA"). These transactions are subject to customary closing approvals and conditions (and in the case of FIA, the transaction is also subject to the satisfactory settlement of the regulatory inquiries into trading practices at the Fremont Funds). These transactions are expected to close in the fourth quarter of 2004 and to be funded from available cash.

        Additionally, as described previously, the Company purchased an additional 19% interest in Friess in November 2004, pursuant to the terms of our original investment in Friess in October 2001. This transaction was funded with available cash.

  Financing Cash Flow

        Cash flows from financing activities decreased in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, as a result of increased repurchase activity in the nine months ended September 30, 2004. In the nine months ended September 30, 2003, we repurchased a portion of our outstanding zero coupon senior convertible notes for $105.8 million and common stock for $33.7 million. In the nine months ended September 30, 2004, we repurchased a portion of our outstanding 2001 PRIDES for $124.5 million and approximately 3.5 million shares of our common stock for $194.4 million, or an average price of $55.73 per share. These shares were purchased under share repurchase programs authorized by our Board of Directors. Approximately 3.0 million shares remain authorized for repurchase as of September 30, 2004.

        During the nine months ended September 30, 2004, our principal source of cash from financing activities was the $300 million issuance of our 2004 PRIDES, while during the same period in 2003, our principal source of cash from financing activities was the $300 million issuance of floating rate senior convertible securities. Additionally, in the nine months ended September 30, 2004, we borrowed $51 million of senior debt.

        As described previously, in November 2004 we are scheduled to receive approximately $190.8 million of gross proceeds upon settlement of the forward purchase contracts associated with the 2001 PRIDES.

  Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2004:

		Payments Due
Contractual Obligations	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
(dollars in millions)
Senior debt	$474.8	$51.0	$—	$—	$423.8
Mandatory convertible securities(1)	375.8	—	75.8	—	300.0
Purchases of Affiliate equity(2)	734.7	105.7	142.5	201.2	285.3
Leases	71.5	3.7	25.6	18.7	23.5
Other liabilities(3)	18.5	1.7	12.0	4.8	—

Total	$1,675.3	$162.1	$255.9	$224.7	$1,032.6

(1)
As more fully discussed on page 29, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Under the terms of our mandatory convertible securities, the exercise of the forward purchase contract component at the respective settlement dates will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of each security. On November 17, 2004, we will receive approximately $190.8 million in proceeds upon settlement of the forward purchase contracts of the 2001 PRIDES.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases could occur in varying amounts over the next 15 years; however, the actual timing and amounts of such purchases generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the sale of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of September 30, 2004, the aggregate purchase amount would have totaled approximately $734.7 million (including our previously described purchase of an additional 19% interest in Friess). Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $100.4 million on an annualized basis as of September 30, 2004. Following the Friess transaction, our remaining projected purchase obligations for the remainder of 2004 were $2.1 million.

(3)
Other liabilities reflect notes payable to Affiliate managers that were issued in connection with our purchase of additional Affiliate equity interests.

Recent Accounting Developments

        In October 2004, the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities (such as the shares that underlie our zero coupon senior convertible notes and floating rate senior convertible securities) must be considered issued in the calculation of diluted earnings per share, regardless of whether the issuance of those shares could actually be triggered at our current stock price. This is commonly referred to as the "if-converted" method. In the event that the terms of our convertible securities are not modified (as discussed below) before the December 31, 2004 effective date of EITF 04-08, the restatement of earnings per share for prior periods will be required.

        Under current accounting principles, shares of common stock that may be issued under the terms of contingently convertible securities are excluded from earnings per share calculations until (among other factors) certain stock price thresholds, as defined in the securities, have been met. As of September 30, 2004, the stock price threshold was $62.49 for our zero coupon senior convertible securities and $65.00 for our floating rate senior convertible securities, while the closing price of our common stock on that date was $53.54. Had the if-converted method been in effect for the three and nine months ended September 30, 2004, approximately 7.9 million shares would have been added to our diluted earnings per share calculations.

        We believe that the treasury stock method (which would require that a relatively limited number of shares associated with the value of the securities in excess of par, if any, be added to our earnings per share calculations) best reflects the actual economic characteristics of the contingently convertible securities. We are exploring alternatives (either through the modification of the terms of the securities or otherwise) for presenting our operating results consistent with this approach.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We periodically use interest rate derivative contracts to manage market exposures associated with our variable rate debt by creating offsetting market exposures. In 2004, we became a party to contracts totaling $150 million notional amount of interest rate swap contracts, and we may enter into other such contracts, or engage in similar hedging activities, in the future. There can be no assurance that the amount of coverage maintained would cover all of our variable rate debt outstanding at any given time. Moreover, there can be no assurance that the derivative contracts would meet their overall objective of reducing our interest expense.

        Through our Affiliates, we operate primarily in the United States, but also provide investment management services and earn revenue in various other countries and jurisdictions. A significant portion of this revenue is denominated in U.S. dollars and, therefore, our exposure to foreign currency fluctuations in our revenue is not material at this time.

Item 4. Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures are, to the best of their knowledge, effectively operating to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—31, 2004	—	—	—	3,025,203
August 1—31, 2004	—	—	—	3,025,203
September 1—30, 2004	—	—	—	3,025,203
Total	—	—	—	3,025,203

(1)	(A)	In February 2004, our Board of Directors announced share repurchase programs in connection with the issuance of the Company's 2004 PRIDES, pursuant to which the Company was authorized to repurchase up to (i) 3.0 million shares of common stock at the time of the closing of the 2004 PRIDES and (ii) an additional 1.5 million shares of common stock over a twelve-month period following such issuance.
	(B)	In April 2003, our Board of Directors announced a share repurchase program permitting the Company to repurchase up to 5% of its issued and outstanding shares of common stock.
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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 9, 2004	/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX