Form 10-K
period 2004-12-31
AFFILIATED MANAGERS GROUP INC
filed 2005-03-16
CIK 1004434

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2004

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

        At June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $50.37 on that date on the New York Stock Exchange, was $1,435,510,597. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the Registrant's common stock are affiliates. There were 33,329,832 shares of the Registrant's common stock outstanding on March 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 31, 2005 are incorporated by reference into Part III.

FORM 10-K

TABLE OF CONTENTS

i

PART I

Item 1.    Business

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2004, our affiliated investment management firms managed approximately $129.8 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

        Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale. We assist our Affiliates by offering strategic support, broadening distribution channels, developing new products and providing enhanced operational capabilities.

        We believe that substantial opportunities to make investments in high-quality mid-sized investment management firms will continue to arise as their founders approach retirement age and begin to plan for succession. Our management identifies select firms based on our thorough understanding of the asset management industry, and has developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture of commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels. We also anticipate that we will have significant additional investment opportunities across the investment management industry, including the potential for additional investments in alternative asset management firms, as well as subsidiaries, divisions and other investment teams or products.

Investment Management Operations

        Through our Affiliates, we provide more than 175 investment products across a broad range of asset classes and investment styles in our three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        A summary of selected financial data attributable to our operations follows:

(in millions, except as noted)	2002	2003	2004
Assets under Management (in billions)(1)
Mutual Fund	$16.4	$23.3	$29.9
Institutional	33.8	44.7	79.4
High Net Worth	20.6	23.5	20.5

Total	$70.8	$91.5	$129.8

Revenue(2)
Mutual Fund	$164.6	$191.7	$255.1
Institutional	178.1	171.8	265.8
High Net Worth	139.8	131.5	139.1

Total	$482.5	$495.0	$660.0

Net Income(2)
Mutual Fund	$22.8	$28.7	$36.5
Institutional	16.3	15.8	27.3
High Net Worth	16.8	16.0	13.3

Total	$55.9	$60.5	$77.1

EBITDA(2)(3)
Mutual Fund	$47.8	$59.0	$75.4
Institutional	48.9	48.1	72.7
High Net Worth	42.1	40.1	38.3

Total	$138.8	$147.2	$186.4

(1)
Balances as of December 31.

(2)
Note 20 to the Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results.

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

        In January 2005, we completed the formation of Managers Investment Group, LLC ("Managers" or "Managers Investment Group," the successor to The Managers Funds LLC), a distribution platform designed to expand our Affiliates' product offerings and distribution capabilities by leveraging our product development, packaging, sales and support expertise. Managers operates as a single point of contact for retail intermediaries, offering more than 75 AMG Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans. Managers has offices located throughout the United States, and is supported by one of the largest marketing and wholesaling teams in the industry, which includes a significant external and internal sales force dedicated to providing sales and client services support.

  Mutual Fund Distribution Channel

        Through our Affiliates, we provide advisory or sub-advisory services to more than 50 domestic and offshore mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

        Our largest mutual funds in this distribution channel are:

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

  •
  the Managers Funds, managed by Managers Investment Group, employing a proprietary search, selection and monitoring process to identify sub-advisors for the Funds; and

  •
  the Brandywine, Brandywine Blue and Brandywine Advisors Funds, which are managed by Friess Associates, LLC ("Friess Associates"), a Delaware and Wyoming-based investment advisor that invests in growth equities through an intensive, bottom up research process.

        Utilizing the distribution, sales and client service capabilities of Managers, we offer our Affiliates access to the Mutual Fund distribution channel. For an Affiliate with a predominantly institutional or high net worth clientele, a presence in the Mutual Fund channel can be established by leveraging Managers' operational infrastructure and marketing capabilities. Managers also offers those Affiliates with an existing presence in the Mutual Fund channel the opportunity to expand their distribution, operating as a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms.

        In 2004 and early 2005, we expanded our participation in the Mutual Fund distribution channel through several investments. As discussed below in greater detail, we completed our investment in TimesSquare Capital Management, LLC in November 2004. In addition, we completed our purchase of an additional 19% interest in Friess Associates in November 2004, under the terms of our original investment in 2001. We now hold a 70% interest in the firm, with the remaining equity interests held by a broad group of Friess Associates professionals.

        We also completed two strategic transactions through Managers Investment Group. In March 2004, we acquired the retail mutual fund business of Conseco Capital Management, Inc. In January 2005, we acquired approximately $3 billion of assets under management from Fremont Investment Advisors, Inc. ("FIA"). The FIA acquisition includes the Fremont Funds, a diversified family of 12 no-load mutual funds managed by independent sub-advisors and investment professionals at FIA, as well as FIA assets in separate accounts and 401(k) plans.

  Institutional Distribution Channel

        Through our Affiliates, we offer more than 100 investment products across more than 30 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

        Our institutional investment products are distributed by over 50 sales and marketing professionals at our Affiliates who develop new institutional business through direct sales efforts and established relationships with pension consultants. In 2004, we continued to work with our Affiliates in executing and enhancing their marketing and client service initiatives. Our efforts are designed to ensure that our Affiliates' products and services successfully address the specialized needs of their clients and are responsive to the evolving demands of the marketplace and provide our Affiliates with resources to improve sales and marketing materials, network with the pension consultant and plan sponsor communities, and further expand and establish new distribution alternatives.

        During 2004, we completed three new Affiliate investments:

  •
  In June 2004, we acquired a majority equity interest in Genesis Fund Managers, LLP ("Genesis");

  •
  In November 2004, we acquired a minority equity interest in AQR Capital Management, LLC ("AQR"); and

  •
  In November 2004, we also acquired a majority equity interest in TimesSquare Capital Management, LLC ("TimesSquare"), formerly an investment management unit of CIGNA Corporation.

        With offices in London, Guernsey and Chile, Genesis manages approximately $10.8 billion in emerging markets equity investment products primarily for institutional clients in the United States, United Kingdom, Europe and Australia. Genesis employs a bottom-up research and stock selection process with the aim of achieving capital growth for its clients over the medium to long-term, while mitigating country risk through extensive geographical diversification.

        AQR is a leading quantitative investment management firm and hedge fund manager, with approximately $13.0 billion in assets under management, over $6.9 billion of which is in hedge fund products. Based in Greenwich, Connecticut, AQR offers quantitatively managed hedge funds and long-only international equity products provided through collective investment vehicles and separate accounts for more than 500 institutional and high net worth clients. AQR's products seek absolute return objectives by employing all or a subset of its 17 distinct investment strategies, while offering low correlation to traditional investment products and to one another, providing significant diversification and risk management.

        TimesSquare manages approximately $5.5 billion in growth-oriented small and mid-cap investment products on behalf of approximately 90 institutional clients, including public and corporate pension funds, endowments and foundations, and Taft-Hartley retirement plans.

  High Net Worth Distribution Channel

        The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with ultra high net worth and affluent individuals and families and charitable foundations. For these clients, our Affiliates Tweedy, Browne, Welch & Forbes LLC, and Gofen and Glossberg, LLC, provide investment management or customized investment counseling and fiduciary services.

        The second group consists of individual managed account client relationships established through intermediaries, generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 90 managed account programs. We have undertaken several initiatives to provide our Affiliates with enhanced managed account distribution and administration capabilities. As described above, in January 2005, we completed the formation of Managers to distribute single and multi-manager separate account products and mutual funds through brokerage firms. Within our High Net Worth distribution channel, Managers is presently distributing selected investment products managed by 10 Affiliates, including Essex Investment Management Company, LLC, First Quadrant, L.P., Frontier Capital Management Company, LLC, The Renaissance Group, LLC, and Systematic Financial Management, L.P.

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

        We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue (or in certain cases different percentages relating to the various sources or amounts of revenue of a particular Affiliate) is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of the Affiliate's revenue that is allocated to the owners of that Affiliate (including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. Where we hold a minority equity interest, our revenue sharing arrangement does not include an Operating Allocation or Owners' Allocation. In these cases, we are generally allocated a percentage of the Affiliate's revenue with the balance to be used to pay operating expenses and profit distributions to the other owners.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

  •
  to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation and their distributions from the Owners' Allocation; and

  •
  to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation.

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation).

        We only agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including in the event of a potential increase in expenses or a decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which helps to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or foregoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us.

        In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (similar to a wholly-owned subsidiary) to accommodate better our business needs or those of our Affiliates. In our profit-based arrangements, we participate in a budgeting process with each Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. In recent periods, approximately 15% of our earnings has been generated through our profit-based arrangements.

  Our Purchase of Additional Interests in Our Existing Affiliates

        In our investment structures, the management team at each Affiliate retains an equity interest in that Affiliate. We consider this a key way that we provide our Affiliates' managers with incentives to grow their firms as well as align their interests with ours. In order to increase further these incentives, our Affiliate operating agreements generally provide our Affiliate managers conditional rights ("put rights") that enable them to sell their retained equity interests to us at certain future intervals. In this way, an Affiliate's managers can realize a portion of the equity value that they have created in their firm. In addition, operating agreements of our Affiliates generally provide us conditional rights ("call rights") that enable us to require Affiliate managers to sell their retained equity interests at certain intervals and upon their death, permanent incapacity or termination of employment. The operating agreements also generally provide Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. The purchase price for these transactions is generally based on a multiple of the Affiliate's Owners' Allocation at the time the right is exercised, which is intended to represent the fair value of the equity. We pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also able to sell their equity interests to other individuals or entities. Underlying these provisions is our basic philosophy that the managers of each Affiliate should maintain an ownership level in that Affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves or their estates. Where we hold a minority equity interest, the management teams do not have the put rights described above, and we do not have call rights.

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

  •
  are limited, in the aggregate, to 50% of his or her equity interests in the Affiliate; and

  •
  are limited, in any 12-month period, to 10% of the greatest equity interest he or she held in the Affiliate.

        In addition, the operating agreements of the Affiliates often contain a limitation on the maximum amount that management of any Affiliate may require us to purchase pursuant to their put rights in any 12-month period. Our estimate of the potential magnitude of such purchases pursuant to our Affiliates' managers' respective put rights are presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Diversification of Assets under Management and EBITDA

        The following table provides information regarding the composition of our assets under management and EBITDA for the year ended December 31, 2004.

	Year Ended December 31, 2004
	Assets under Management	Percentage of Total	EBITDA(1)	Percentage of Total
	(in millions)		(in thousands)
Distribution Channel:
Mutual Fund	$29,881	23%	$75,446	40%
Institutional	79,430	61%	72,648	39%
High Net Worth	20,491	16%	38,340	21%

Total	$129,802	100%	$186,434	100%

Asset Class:
Equity	$101,906	79%	$175,248	94%
Fixed Income	5,375	4%	7,457	4%
Other	22,521	17%	3,729	2%

Total	$129,802	100%	$186,434	100%

Geography:
Domestic	$89,596	69%	$130,504	70%
Global	40,206	31%	55,930	30%

Total	$129,802	100%	$186,434	100%

(1)
The definition of EBITDA is presented in Note 3 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Industry

        The asset management industry is an important segment of the financial services industry and has been a key driver of growth in financial services over the last decade. As of the end of 2003, according to the most recent available data, industry-wide assets under management across the Mutual Fund, Institutional and High Net Worth distribution channels totaled approximately $23 trillion in the United States. We believe prospects for overall industry growth (estimated by a global securities firm to increase at a compound rate of 8% to 10% annually over the next five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across all three of the principal distribution channels for our Affiliates' products: Mutual Fund, Institutional and High Net Worth.

        In the Mutual Fund distribution channel, according to a 2004 industry report, more than 92 million individuals in almost 54 million households in the United States are invested in mutual funds. In 2004, net cash flows to equity mutual funds totaled nearly $180 billion, and aggregate mutual fund assets totaled $8.1 trillion at the end of 2004. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel are in retirement plans, as well as endowments and foundations, with total assets in the channel of approximately $7.5 trillion at the end of 2003. Net cash flows to Institutional products were approximately $135 billion in 2004, with the majority of these new investments made in equity products. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, ultra high net worth and high net worth families and individuals (those having at least $1 million in investable assets) had aggregate assets of $7.8 trillion at the end of 2003; industry experts expect assets in this segment of the channel to grow to $12.9 trillion by the end of 2008. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $575 billion at the end of 2004 (a nearly 16% increase over year end 2003) and are expected to reach $1.3 trillion by 2008.

Investment Advisors

        Our principal targeted size range for prospective Affiliates is $500 million to $25 billion of assets under management. Within this size range, we have identified approximately 1,700 investment management firms in the United States, Canada and the United Kingdom and have established relationships with approximately 700 of these firms. We believe that, in the coming years, a substantial number of investment opportunities will arise as the founders of such firms approach retirement age and begin to plan for succession. We also anticipate that we will have significant additional investment opportunities across the investment management industry, including the potential for additional investments in alternative asset management firms, as well as subsidiaries, divisions or other investment teams or products. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, an organized process for identifying and contacting investment prospects and well-established relationships both with key target prospective Affiliates and the investment banking firms that cover the industry.

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

        A component of our growth strategy is the acquisition of equity interests in additional mid-sized investment management firms. In seeking to acquire such equity interests, we compete with many acquirers of investment management firms, including other investment management holding companies, insurance companies, broker/dealers, banks and private equity firms. Many of these companies have longer operating histories and greater resources than we do, which may make our competitors more attractive to the owners of the firms in which we are considering an investment and may enable them to offer greater consideration to such owners. We believe that important factors affecting our ability to compete for future investments are:

  •
  the degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers; and

  •
  the reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.

Government Regulation

        Our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations. Regulatory authorities may also conduct examinations of our Affiliates' operations and any determination that our Affiliates have failed to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of an Affiliate's business activities or registration as an investment advisor, commodity trading advisor or broker/dealer.

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

        Our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to some of their clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of an Affiliate, as well as certain transactions by the fiduciaries (and several other related parties) to such plans. One of our Affiliates, First Quadrant, L.P., is also registered with the Commodity Futures Trading Commission as a commodity trading advisor and is a member of the National Futures Association. Finally, a subsidiary of Managers, an affiliate of Third Avenue and Tweedy, Browne, are each registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as broker/dealers and, therefore, are subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

        Several of our affiliated investment management firms are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, Genesis Fund Managers, LLP operates out of Guernsey, Channel Islands and is regulated by the Guernsey Financial Services Commission ("GFSC") and registered with the Bermuda Monetary Authority. Genesis Asset Managers, LLP, also operating out of Guernsey, is regulated by the GFSC and its affiliate, Genesis Investment Management, LLP, which is based in London, is regulated by the Financial Services Authority of the United Kingdom. Some of our other affiliated investment management firms are investment advisors to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois), Bermuda (where the funds are regulated by the Bermuda Monetary Authority) and Ireland (where the funds are regulated by the Central Bank of Ireland). In addition, DFD Select Group Limited distributes funds in a variety of foreign jurisdictions. DFD Select Group and any of our affiliated investment management firms that manage such funds are therefore subject to the securities laws governing the investment management and distribution of such funds in the applicable jurisdictions.

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

Employees and Corporate Organization

        As of December 31, 2004, we had 60 employees and our Affiliates employed approximately 914 persons. Approximately 923 of these 974 employees were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

Corporate Liability and Insurance

        Our Affiliates' operations entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, we face liability both directly as a control person of our Affiliates, and indirectly as a general partner or manager member of certain of our Affiliates. To protect our overall operations from such liability, we maintain errors and omissions and general liability insurance in amounts which we and our Affiliates consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of our Affiliates in excess of available coverage could have a material adverse effect on us.

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

        Additionally, certain of our Affiliates' businesses include the management of mutual funds, an industry which has recently become the subject of heightened regulatory scrutiny. The negative publicity caused by reports of trading abuses, as well as other misconduct, has discouraged some investors from investing in mutual funds. Furthermore, if we or any of our Affiliates were to be named as a subject of an investigation, the publicity of such investigation could have a material adverse effect on our stock price and financial condition even if we (or our Affiliates) were found not to have committed any violation of the securities laws or other misconduct.

Our Affiliates' international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        Some of our Affiliates operate or advise clients outside of the United States, and two affiliated investment management firms, Genesis Fund Managers, LLP and DFD Select Group, Limited, are based outside the United States. Accordingly, we and our current and any prospective affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally, which risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

Our Affiliates' autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by them.

        Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, we generally are not directly involved in managing our Affiliates' day-to-day activities, including investment management policies and fee levels, product development, client relationships, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates.

        Some of our Affiliates are partnerships of which we are, or an entity controlled by us is, the general partner. Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed its ability to pay for them, we may be directly or indirectly liable for their payment. In addition, with respect to each of our Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment against any of our Affiliates and/or us in excess of available insurance coverage could have a material adverse effect on the Affiliate and/or us.

Historically, equity markets and our common stock have been volatile.

        The market price of our common stock historically has experienced and may continue to experience high volatility, and the broader equity markets have experienced significant price and volume fluctuations in recent years. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our Affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.

The sale or issue of substantial amounts of our common stock could adversely impact the price of our common stock.

        The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities that are convertible into shares of our common stock either upon the occurrence of certain events or, in the case of our mandatory convertible securities, upon the passage of time. The number of shares of our common stock to be issued will primarily be determined by the price of our common stock at the time of conversion or settlement of an underlying forward purchase contract. Upon the conversion of the securities, and especially if we were required to issue the maximum number of shares of common stock issuable under our outstanding convertible securities, a significant number of additional shares of our common stock would be sold in the public market. As of December 31, 2004, if the aggregate number of shares issuable under the convertible securities were issued, an additional 12.8 million shares of our common stock would be outstanding. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Also, as of December 31, 2004, options to purchase 8.8 million shares of our common stock were outstanding and exercisable, although 3.4 million of the shares that may be purchased pursuant to such exercises would be subject to restrictions on transferability for specified periods. Consequently, any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        Because we are a holding company, we receive substantially all of our cash from distributions made to us by our Affiliates. An Affiliate's payment of distributions to us may be subject to claims by the Affiliate's creditors and to limitations applicable to the Affiliate under federal and state laws, including securities and bankruptcy laws, and any applicable non-U.S. laws. Additionally, an Affiliate may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee that we will always receive these distributions from our Affiliates. The failure to receive the distributions to which we are entitled under our agreements with our Affiliates would adversely affect us, and may affect our ability to make payments on our obligations.

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

The agreed-upon expense allocation under our revenue sharing arrangements with our Affiliates may not be large enough to pay for all of the respective Affiliate's operating expenses.

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

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms will require additional capital. We may also need to repurchase some or all of our outstanding zero coupon senior convertible notes and floating rate senior convertible securities on various dates, the next of which is in May 2006, and we have obligations to purchase additional equity in existing Affiliates, which obligations will be triggered from time to time. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. These financing activities could increase our interest expense, decrease our net income and dilute the interests of our existing stockholders. Moreover, we may not be able to obtain such financing on acceptable terms, if at all.

        Repurchase Obligations under Zero Coupon Senior Convertible Notes and under Floating Rate Convertible Senior Debentures.    In May 2001, we issued $251 million aggregate principal amount at maturity of zero coupon senior convertible notes due 2021. In 2003, we repurchased $116.5 million principal amount at maturity of the zero coupon senior convertible notes in privately negotiated transactions. In May 2006, 2011 and 2016, holders may require us to repurchase all or a portion of the outstanding zero coupon senior convertible notes at their accreted value. In February 2003, we issued $300 million of floating rate senior convertible debentures due February 2033. The holders of the convertible debentures may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. While we cannot predict whether or when holders of the notes or the convertible debentures will choose to exercise their repurchase rights, we believe that they would become more likely to do so in the event that the price of our common stock is not greater than certain levels or if interest rates increase, or both. We may choose to pay the purchase price in cash or in shares of our common stock, or in a combination of both. We may wish to avoid paying the purchase price in common stock if we believe that doing so would be unfavorable. Therefore, if a substantial portion of the notes or the convertible debentures were to be submitted for repurchase on any of the repurchase dates, we might need to use a substantial amount of our available sources of liquidity for this purpose. Consequently, such repurchase could have the effect of restricting our ability to fund new acquisitions or to meet other future working capital needs, as well as increasing our costs of borrowing. We may seek other means of refinancing or restructuring our obligations under the notes or the convertible debentures, but this may result in terms less favorable than those under the existing notes or convertible debentures.

        Purchase of Additional Equity in Our Affiliates.    Under our agreements with our majority-owned Affiliates, Affiliate managers have a conditional right that enables them to require us to purchase additional ownership interests in our Affiliates in certain circumstances and from time to time. The price for these purchases may, in certain cases, be substantial and may result in us having more interest expense and less net income. These purchases will also result in our ownership of larger portions of our Affiliates, which may have an adverse effect on our cash flow and liquidity. In addition, in connection with these purchases, we may face the financing risks described above.

        Revolving Credit Facility.    We entered into an amended and restated credit agreement in August 2004, which allows us to borrow up to $405 million. Subject to the agreement of the lenders to increase their commitments, we have the option to borrow up to an aggregate of $450 million under this facility. We have used our credit facility in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, and we also may use the credit facility for working capital purposes or to refinance other indebtedness. As of December 31, 2004, we had $51 million outstanding under our revolving credit facility.

        Our credit facility matures in August 2007. While we intend to obtain a new credit facility prior to that time, we may not be able to obtain financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our net income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above.

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

We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations and financial position.

        At December 31, 2004, our total assets were approximately $1.9 billion, of which $1.3 billion (or approximately 68%) were intangible assets consisting of acquired client relationships and goodwill. We cannot be certain that we will ever realize the value of such intangible assets. We are amortizing, or writing off, acquired client relationships with definite lives over a weighted average period of 13 years. If we were to record an intangible impairment charge, our results of operations and financial position could be adversely affected.

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

        In addition, our Affiliates depend heavily on the services of key principals, who in many cases have managed their firms for many years. These principals often are primarily responsible for their firm's investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation agreements and employment agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with their firms. Moreover, since certain Affiliates contribute significantly to our revenue, the loss of key management personnel at these Affiliates could have a disproportionate adverse impact on our business.

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

Our industry is highly competitive.

        Through our Affiliates, we compete with a broad range of investment managers, including public and private investment advisors, firms associated with securities broker/dealers, financial institutions, insurance companies and other entities that serve our three principal distribution channels, many of whom have greater resources. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates' ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates' products, investment performance and client-servicing capabilities, and the marketing and distribution of their investment products. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates also compete with each other for clients.

        The market for acquisitions of interests in investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, insurance companies and investment management firms, which may have significantly greater resources than we do, also invest in or buy investment management firms. We cannot guarantee that we will be able to compete effectively with such companies, that new competitors will not enter the market or that such competition will not make it more difficult or not feasible for us to make new investments in investment management firms.

Our Web Site

        Our web site is www.amg.com. It provides information about us, as well as a link in the "Investor Information" section of our web site to another web site where you can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated in our web site is not a part of this Annual Report on Form 10-K.

Item 2. Properties

        Our executive offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965. While we believe that the property is suitable for the foreseeable future, we may expand our offices to accommodate our growth. Each of our Affiliates leases office space in the city or cities in which it conducts business.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2003 for the periods indicated. These prices reflect a three-for-two stock split that occurred in March 2004.

	High	Low
2003
First Quarter	$37.41	$24.35
Second Quarter	43.25	27.37
Third Quarter	46.18	39.73
Fourth Quarter	48.74	41.71
2004
First Quarter	$58.89	$46.36
Second Quarter	57.45	45.10
Third Quarter	54.47	43.20
Fourth Quarter	67.92	53.50
2005
First Quarter(1)	$68.09	$60.25

(1)
Data for this period reflects high and low prices from January 1, 2005 through March 8, 2005.

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on March 8, 2005 was $65.86. As of March 8, 2005, there were 34 stockholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – 31, 2004	—	—	—	3,025,203
November 1 – 30, 2004	—	—	—	3,025,203
December 1 – 31, 2004	—	—	—	3,025,203
Total	—	—	—

(1)
Note 15 to the Consolidated Financial Statements provides additional detail with respect to our share repurchase programs.

(2)
As of March 8, 2005, there were 1,950,215 shares that could be purchased under our share repurchase programs.

Item 6. Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except as indicated and per share data)
Statement of Operations Data
Revenue	$458,708	$408,210	$482,536	$495,029	$659,997
Net Income(1)	56,656	49,989	55,942	60,528	77,147
Earnings per share—diluted(1)(2)	1.66	1.44	1.52	1.57	2.02
Average shares outstanding—diluted(2)	34,123	36,913	38,241	40,113	39,645
Other Financial Data
Assets under Management (at period end, in millions)	$77,523	$81,006	$70,809	$91,524	$129,802
Cash Flow from (used in):
Operating activities	$153,711	$96,925	$127,300	$116,515	$177,886
Investing activities	(111,730)	(343,674)	(138,917)	(73,882)	(478,266)
Financing activities	(63,961)	288,516	(34,152)	153,697	215,243
EBITDA(3)	142,378	132,143	138,831	147,215	186,434
Cash Net Income(4)	87,676	84,090	99,552	104,944	126,475
Balance Sheet Data
Intangible assets(5)	$643,470	$974,956	$1,113,064	$1,116,036	$1,328,976
Total assets(5)	793,730	1,160,321	1,242,994	1,519,205	1,933,421
Senior debt(6)	151,000	25,000	—	—	126,750
Senior convertible debt(7)	—	227,894	229,023	423,340	423,958
Mandatory convertible securities(8)	—	200,000	230,000	230,000	300,000
Other long-term obligations(9)	35,343	61,876	87,860	108,851	155,565
Stockholders' equity	493,910	543,340	571,861	614,769	707,692

(1)
Net Income and Earnings per share for the years ended December 31, 2000 and 2001 do not reflect changes in the accounting for intangible assets from the Company's implementation of FAS 142, "Goodwill and Other Intangible Assets," in 2002, and therefore are not directly comparable to the operating results of the other periods presented.

(2)
All average shares outstanding and earnings per share figures reflect the Company's three-for-two stock split in March 2004 and the effect of EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). As further described in "Management's Discussion and Analysis", under EITF 04-08, the Company has included the shares of common stock that may be issued to settle its contingently convertible securities in the calculation of its diluted earnings per share for each of the periods presented, where applicable.

(3)
The definition of EBITDA is presented in Note 3 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Cash Net Income is defined as Net Income plus amortization and deferred taxes related to intangible assets plus Affiliate depreciation. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of interests in our affiliated investment management firms. Cash Net Income is not a measure of financial performance under generally accepted accounting principles and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net Income, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For periods prior to our adoption of FAS 142, we defined Cash Net Income as "Net Income plus depreciation and amortization." In connection with our adoption of FAS 142 in 2002, we modified our definition to be "Net Income plus depreciation, amortization and deferred taxes." In 2003, in connection with our issuance of convertible securities, we modified this definition to clarify that deferred taxes relating to these convertible securities and certain depreciation are not added back for the calculation of Cash Net Income. If we had used our current definition of Cash Net Income beginning in 2000, Cash Net Income for 2000, 2001 and 2002 would have been $93.4 million, $88.6 million and $97.6 million, respectively.

(5)
Intangible and total assets have increased as we have made new or additional investments in affiliated investment management firms.

(6)
Senior debt includes outstanding borrowings under our senior revolving credit facility and, beginning in 2004, our Senior Notes due 2006.

(7)
Senior convertible debt consists of our zero coupon senior convertible notes, and beginning in 2003, our floating rate senior convertible securities.

(8)
Mandatory convertible securities consist of our 2001 PRIDES through 2003 and, beginning in 2004, our 2004 PRIDES.

(9)
Other long-term obligations consist principally of deferred income taxes, payables to related parties and the contract adjustment payment liability of our 2004 PRIDES.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        When used in this Annual Report on Form 10-K and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "may," "intends," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

  •
  our performance is directly affected by changing conditions in the financial markets generally and in the equity markets particularly, and a decline or a lack of sustained growth in these markets may result in decreased advisory fees or performance fees and a corresponding decline (or lack of growth) in our operating results and in the cash flow distributable to us from our Affiliates;

  •
  we cannot be certain that we will be successful in finding or investing in additional investment management firms on favorable terms, or that existing and new Affiliates will have favorable operating results;

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business—Cautionary Statements."

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2004, our affiliated investment management firms managed approximately $129.8 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we provide more than 175 investment products across a broad range of asset classes and investment styles in our three principal distribution channels. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Our Affiliates provide advisory or sub-advisory services to more than 50 domestic and offshore mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

  •
  Through our Affiliates, we offer more than 100 investment products across more than 30 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

        In January 2005, we completed the formation of Managers Investment Group, LLC ("Managers" or "Managers Investment Group," the successor to The Managers Funds LLC), a distribution platform designed to expand our Affiliates' product offerings and distribution capabilities by leveraging our product development, packaging, sales and support expertise. Managers operates as a single point of contact for retail intermediaries, offering more than 75 Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans. Managers has offices located throughout the United States, and is supported by one of the largest marketing and wholesaling teams in the industry, which includes a significant external and internal sales force dedicated to providing sales and client services support.

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

        We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue (or in certain cases different percentages relating to the various sources or amounts of revenue of a particular Affiliate) is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of the Affiliate's revenue that is allocated to the owners of that Affiliate

(including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. Where we hold a minority equity interest, our revenue sharing arrangement does not include an Operating Allocation or Owners' Allocation. In these cases, we are generally allocated a percentage of the Affiliate's revenue with the balance to be used to pay operating expenses and profit distributions to the other owners.

        We agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including in the event of a potential increase in expenses or a decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate's operating expenses. The allocations and distributions of cash to us under the Owners' Allocation generally have priority over the allocations and distributions to the Affiliate's managers, which helps to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate's expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or foregoing the receipt of some portion or all of our share of an Affiliate's revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to accommodate better our business needs or those of our Affiliates.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

  •
  to participate in the growth of their firm's revenue, which may increase their compensation from the Operating Allocation and their distributions from the Owners' Allocation; and

  •
  to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation.

        For the year ended December 31, 2004, approximately $102.9 million was reported as compensation to our Affiliate managers. Additionally, during this period we allocated approximately $115.5 million of our Affiliates' profits to their managers (referred to on our income statement as "minority interest").

        Some of our Affiliates are not subject to a revenue sharing arrangement, but instead operate on a profit-based model similar to a wholly-owned subsidiary. In our profit-based Affiliates, we participate in a budgeting process with the Affiliate and receive as cash flow a share of its profits. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. In recent periods, approximately 15% of our earnings has been generated through our profit-based arrangements.

        Net Income on our income statement reflects the revenue of our majority-owned Affiliates and our share of income from Affiliates in which we own a minority equity interest, reduced by:

  •
  the operating expenses of our majority-owned Affiliates;

  •
  our operating expenses (i.e., our holding company expenses, including interest, amortization, income taxes and compensation for our employees); and

  •
  the profits allocated to managers of our majority-owned Affiliates (i.e. minority interest).

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

        Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management and most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). For example, most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, in the High Net Worth and Institutional distribution channels, certain clients are billed on the basis of investment performance ("performance fees"). Performance fees are inherently dependent on investment results and therefore may vary substantially from year to year.

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

	At December 31,
Assets under Management—Operating Segment	2002	2003	2004
(dollars in billions)
Mutual Fund	$16.4	$23.3	$29.9
Institutional	33.8	44.7	79.4
High Net Worth	20.6	23.5	20.5

	$70.8	$91.5	$129.8

Directly managed assets—percent of total	91%	91%	92%
Overlay assets—percent of total	9%	9%	8%

	100%	100%	100%

	Year Ended December 31,
Assets under Management—Statement of Changes	2002	2003	2004
(dollars in billions)
Beginning of period	$81.0	$70.8	$91.5
New investments(1)	4.6	—	25.2
Sale of Affiliate equity investment(2)	(1.0)	—	—
Net client cash flows—directly managed assets	0.3	1.7	(0.9)
Net client cash flows—overlay assets	(1.1)	0.4	0.1
Investment performance	(13.0)	18.6	13.9

End of period	$70.8	$91.5	$129.8

(1)
We closed new Affiliate investments in Third Avenue in August 2002, Genesis Fund Managers, LLP in June 2004 and TimesSquare Capital Management, LLC and AQR Capital Management, LLC in November 2004. Additionally, we acquired the retail mutual fund business Conseco Capital Management, Inc. through Managers Investment Group, LLC in March 2004.

(2)
In the second quarter of 2002, we sold our minority equity interest in Paradigm Asset Management, L.L.C.

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

	2002	2003	% Change	2004	% Change
(in millions, except as noted)
Average Assets under Management (in billions)(1)
Mutual Fund	$15.4	$18.6	21%	$25.6	38%
Institutional	37.7	38.0	1%	53.4	41%
High Net Worth	22.5	21.4	(5%)	21.9	2%

Total	$75.6	$78.0	3%	$100.9	29%

Revenue(2)
Mutual Fund	$164.6	$191.7	16%	$255.1	33%
Institutional	178.1	171.8	(4%)	265.8	55%
High Net Worth	139.8	131.5	(6%)	139.1	6%

Total	$482.5	$495.0	3%	$660.0	33%

Net Income(2)
Mutual Fund	$22.8	$28.7	26%	$36.5	27%
Institutional	16.3	15.8	(3%)	27.3	73%
High Net Worth	16.8	16.0	(5%)	13.3	(17%)

Total	$55.9	$60.5	8%	$77.1	27%

EBITDA(2)(3)
Mutual Fund	$47.8	$59.0	23%	$75.4	28%
Institutional	48.9	48.1	(2%)	72.7	51%
High Net Worth	42.1	40.1	(5%)	38.3	(4%)

Total	$138.8	$147.2	6%	$186.4	27%

(1)
Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. Average assets under management includes assets managed by affiliated investment management firms that we do not consolidate for financial reporting purposes of $1.0 billion, $0.2 billion and $1.6 billion for 2002, 2003 and 2004, respectively.

(2)
Note 20 to the Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. As discussed in Note 13 to the Consolidated Financial Statements, we are required to use the equity method of accounting for our investment in AQR and as such do not consolidate their revenue for financial reporting purposes. Our share of AQR's profits is reported in "Investment and other income" and is therefore reflected in Net Income and EBITDA.

(3)
The definition of EBITDA and our reasons for using EBITDA are presented in Note 3 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Liquidity and Capital Resources" below.

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

        The increase in revenue of $165.0 million (or 33%) in 2004 from 2003 resulted principally from a 29% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and, to a lesser extent, our new investments in 2004. Unrelated to the change in assets under management, the increase in revenue was also a result of higher performance fees in 2004 as compared to 2003.

        The increase in revenue of $12.5 million (or 3%) in 2003 from 2002 resulted principally from a 3% increase in average assets under management. The increase in average assets under management was primarily attributable to our investment in Third Avenue, which closed in the third quarter of 2002 and is included in our operating results for a full year in 2003. Unrelated to the change in assets under management, the increase was partially offset by lower performance fees in 2003 as compared to 2002.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of $63.4 million (or 33%) in the Mutual Fund distribution channel in 2004 from 2003 resulted principally from a 38% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and, to a lesser extent, positive net client cash flows. The increase in revenue was proportionately less than the growth in average assets under management because of an increase in assets under management that realize a comparatively lower fee rate.

        The increase in revenue of $27.1 million (or 16%) in 2003 from 2002 resulted principally from a 21% increase in average assets under management. The increase in average assets under management was primarily attributable to our investment in Third Avenue in the third quarter of 2002 and, to a lesser extent, positive net client cash flows. The increase in revenue was proportionately less than the growth in average assets under management because of an increase in assets under management that realize a comparatively lower fee rate.

  Institutional Distribution Channel

        The increase in revenue of $94.0 million (or 55%) in the Institutional distribution channel in 2004 from 2003 resulted principally from a 41% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and, to a lesser extent, our investments in new Affiliates and positive net client cash flows. The increase in revenue was proportionately greater than the growth in assets under management because of an increase in assets under management that realize a comparatively higher fee rate, as well as higher performance fees in 2004.

        Revenue decreased by $6.3 million (or 4%) in 2003 from 2002 despite a 1% increase in average assets under management. Lower performance fees in 2003 as compared to 2002 (which are unrelated to changes in assets under management) was the primary reason for the decline in revenue.

  High Net Worth Distribution Channel

        The increase in revenue of $7.6 million (or 6%) in the High Net Worth distribution channel in 2004 from 2003 resulted principally from a 2% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and was partially offset by net client cash outflows, primarily at Rorer Asset Management, LLC. The increase in revenue was proportionately greater than the growth in assets under management because of an increase in assets under management that realize a comparatively higher fee rate.

        The decrease in revenue of $8.3 million (or 6%) in 2003 from 2002 resulted principally from a 5% decline in average assets under management. The decrease in average assets under management was primarily attributable to the decline in the equity markets in 2002 through the first quarter of 2003, as well as net client cash outflows. This decrease in revenue was partially offset by our investment in Third Avenue in the third quarter of 2002.

  Operating Expenses

        The following table summarizes our consolidated operating expenses:

	2002	2003	% Change	2004	% Change
(dollars in millions)
Compensation and related expenses	$165.9	$175.0	5%	$241.6	38%
Selling, general and administrative	84.5	84.1	—%	109.1	30%
Amortization of intangible assets	14.5	16.2	12%	18.3	13%
Depreciation and other amortization	5.8	6.2	7%	6.4	3%
Other operating expenses	16.0	16.0	—%	16.7	4%

Total operating expenses	$286.7	$297.5	4%	$392.1	32%

        The substantial portion of our operating expenses is incurred by our Affiliates, and the substantial majority of Affiliate expenses is incurred at Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate's revenue and therefore by corresponding increases or decreases in their respective aggregate Operating Allocations. During the year ended December 31, 2004, approximately $102.9 million, or about 43% of our consolidated compensation expense, was attributable to compensation allocated to our Affiliate managers. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In contrast, at our profit-based Affiliates, we participate fully in any increase or decrease in revenue and expenses.

        Compensation and related expenses increased 38% in 2004, following a 5% increase in 2003. The increase in 2004 was primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increase was also related to $20.0 million in aggregate Affiliate expenses from our new investments in 2004 (and the inclusion of the compensation expense for those Affiliates) as well as higher holding company compensation. The increase in 2003 resulted primarily from a $14.7 million increase in aggregate Affiliate expenses from our investment in Third Avenue in 2002 (and the inclusion of compensation expense at Third Avenue in our operating results for the full year of 2003), and was partially offset by a decrease in compensation expenses of $5.7 million at the holding company and our other Affiliates.

        Selling, general and administrative expenses increased 30% in 2004. The increase was principally attributable to an $11.9 million increase in sub-advisory and distribution expenses resulting from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel. Also contributing to the increase were $4.9 million in aggregate Affiliate expenses from our new investments in 2004 (and the inclusion of the additional expenses for those Affiliates) and $3.8 million of professional fees associated with our Sarbanes-Oxley Act compliance and new investment activities at the holding company. Selling, general and administrative expenses were flat in 2003 as the increase of $6.8 million of selling, general and administrative expenses at Third Avenue for the inclusion of a full year of their expenses in 2003 was offset by a similar decrease in operating expenses at other Affiliates.

        Amortization of intangible assets increased 13% in 2004. The increase in amortization expense was equally attributable to amortization relating to investments in new and existing Affiliates and changes in the remaining useful lives of our existing acquired client relationships which increased amortization expense. The increase in amortization of intangible assets of 12% in 2003 resulted from the inclusion of $0.3 million of amortization expense for Third Avenue and changes in the remaining useful lives of our existing acquired client relationships.

        Depreciation and other amortization expenses increased 3% in 2004 and 7% in 2003. The increases in both years were principally attributable to new investments and other fixed asset purchases at the holding company and other Affiliates.

        Other operating expenses increased 4% in 2004, principally as a result of a $1.5 million increase in occupancy costs and other expenses reported by new Affiliates in 2004 (and the inclusion of these expenses for those Affiliates), as well as a $0.6 million one-time expense associated with an Affiliate lease termination. Other operating expenses were flat in 2003, as the effect of a full year of operating expenses associated with our investment in Third Avenue (which increased other operating expenses by $1.0 million) was offset by lower expenses at other Affiliates.

  Other Income Statement Data

        The following table summarizes other income statement data.

	2002	2003	% Change	2004	% Change
(dollars in millions)
Investment and other income	$3.5	$8.2	134%	$8.5	4%
Minority interest	80.8	81.0	—%	115.5	43%
Interest expense	25.2	23.0	(9%)	31.7	38%
Income tax expense	37.3	41.3	11%	51.9	26%

        Investment and other income primarily consists of the following:

  •
  our share of income from Affiliates in which we own a minority equity interest, net of any related intangible amortization;

  •
  earnings on cash and cash equivalent balances; and

  •
  earnings that Affiliates realize on any investments (in accordance with our Affiliate operating agreements, these earnings are generally allocated to our management partners and accordingly result in an increase in minority interest expense on our Statement of Operations).

        Investment and other income increased 4% in 2004, following a 134% increase in 2003. The increase in 2004 was attributable to a $2.7 million increase in Affiliate earnings on investments, $1.3 million of income attributable to our investment in AQR and a $0.9 million increase in holding company interest income. These increases were partially offset by a loss of $2.5 million on our repurchase of $154.3 million of the senior notes component of our 2001 PRIDES in August 2004 (as discussed below).

        The increase in investment and other income in 2003 was primarily attributable to a one-time gain of approximately $1.7 million attributable to an Affiliate's strategic alliance and a $1.5 million increase in Affiliate earnings on investments. Additionally, the increase was related to an increase of $0.7 million in holding company interest income from elevated cash holdings following our issuance of floating rate senior convertible securities in 2003 and a one-time gain of $0.6 million from our repurchase of zero coupon senior convertible notes in 2003.

        Minority interest increased 43% in 2004, principally as a result of the previously discussed increase in revenue. During these periods, the percentage increase in minority interest was proportionately greater than the percentage increase in revenue because of an increase in revenue at profit-based Affiliates (which, as discussed above, do not necessarily result in proportionate changes in minority interest). Minority interest was flat in 2003, as the $8.4 million increase in minority interest expense resulting from our investment in Third Avenue in 2002 was offset by a decrease of $3.7 million resulting primarily from a decrease in revenue and an increase in investment spending of $4.7 million at certain of our Affiliates.

        Interest expense increased by $8.7 million (or 38%) in 2004, following a 9% decrease in 2003. The increase in 2004 was principally attributable to $10.9 million of interest expense in connection with our issuance of our 2004 PRIDES (as discussed below). This increase was offset by a $3.5 million decrease in interest expense related to our repurchase of $154.3 million of the senior notes component of our 2001 PRIDES in August 2004. The decrease in interest expense in 2003 was attributable to 2002 expenses that did not recur in 2003 ($2.3 million of debt issuance cost amortization and $1.5 million of interest rate derivative contracts settlements). The decreases in 2003 were partially offset by interest expense attributable to our floating rate senior convertible securities issued in February 2003.

        The 26% increase in income tax expense in 2004 was principally attributable to an increase in income before taxes and was partially offset by a decrease in the effective tax rate. The 11% increase in income tax expense in 2003 was principally attributable to an increase in income before taxes.

  Net Income

        The following table summarizes Net Income for the past three years:

	2002	2003	% Change	2004	% Change
(dollars in millions)
Net Income	$55.9	$60.5	8%	$77.1	27%

        Net Income increased 27% in 2004, principally as a result of the increases in revenue, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above. The 8% increase in Net Income in 2003 resulted primarily from increases in revenue and investment and other income and lower interest expense, offset partially by the increases in operating and income tax expenses, as described above. Net Income by segment is presented in Note 20 to the Consolidated Financial Statements.

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

        Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because these accruals would be used only in the event of a future sale of an Affiliate or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets. Conversely, we do not add back the deferred taxes relating to our floating rate senior convertible securities or other depreciation expenses.

        The following table provides a reconciliation of Net Income to Cash Net Income:

	2002(1)	2003	2004
(dollars in millions)
Net Income	$55.9	$60.5	$77.1
Intangible amortization	14.5	16.2	18.3
Intangible amortization—equity method investments(2)	—	—	0.9
Intangible-related deferred taxes	23.2	23.9	25.8
Affiliate depreciation	5.9	4.3	4.4

Cash Net Income(1)	$99.5	$104.9	$126.5

(1)
In 2003, we modified the definition of Cash Net Income to clarify that deferred taxes relating to our 2003 issuance of convertible securities and certain depreciation are not added back for the calculation of Cash Net Income. If we had used this definition of Cash Net Income beginning in 2002, Cash Net Income for 2002 would have been $97.6 million.

(2)
As discussed in Note 13 to the Consolidated Financial Statements, we are required to use the equity method of accounting for our investment in AQR and as such do not consolidate their revenue or expenses, including intangible amortization expenses, in our income statement. Our share of AQR's amortization is reported in "Investment and other income".

        Cash Net Income increased 21% in 2004 and 5% in 2003, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

        Our capital structure includes a number of convertible instruments. Our zero coupon senior convertible notes and floating rate senior convertible securities are contingently convertible securities while our 2004 PRIDES (and previously, our 2001 PRIDES) are mandatory convertible securities. Our mandatory convertible securities are structured to issue additional equity at a pre-determined future date. Our contingently convertible securities are structured to provide us with low cash interest payments (and in the case of the zero coupon senior convertible notes, no cash interest payments), and in the case of the floating rate senior convertible securities, significant tax benefits.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible security as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of the security, the exercise of the forward purchase contracts at the settlement date will result in the issuance of shares of our common stock that will generate cash proceeds sufficient to amortize debt in an amount equal to the remaining note portion of the security. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior bank facility is generally consistent with our treatment of the PRIDES security and our net debt approach. At December 31, 2004, our leverage ratio was 2.2:1.

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
	2002	2003	2004
(dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$27.7	$224.3	$140.3
Short-term investments	—	29.1	21.2
Senior debt	—	—	126.8
Zero coupon convertible notes	229.0	123.3	124.0
Floating rate convertible securities	—	300.0	300.0
Mandatory convertible securities	230.0	230.0	300.0
Cash Flow Data
Operating cash flows	$127.3	$116.5	$177.9
Investing cash flows	(138.9)	(73.9)	(478.3)
Financing cash flows	(34.2)	153.7	215.2
EBITDA(1)	138.8	147.2	186.4

(1)
The definition of EBITDA is presented in Note 3 on page 2.

  Supplemental Liquidity Measure

        As supplemental information, we provide information regarding our EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	2002	2003	2004
(dollars in millions)
Cash Flow from Operations	$127.3	$116.5	$177.9
Interest expense, net of non-cash items	20.5	19.0	26.9
Current tax provision	14.1	10.3	20.3
Intangible amortization—equity method investments(1)	—	—	0.9
Changes in assets and liabilities and other adjustments	(23.1)	1.4	(39.6)

EBITDA	$138.8	$147.2	$186.4

(1)
As discussed in Note 13 to the Consolidated Financial Statements, we are required to use the equity method of accounting for our investment in AQR and as such do not consolidate their revenue or expenses, including intangible amortization, in our income statement. Our share of AQR's amortization is reported in "Investment and other income".

        In 2004, we have met our cash requirements primarily through cash generated by operating activities, the issuance of convertible debt securities and borrowings of senior debt. Our principal uses of cash were to make investments in new and existing Affiliates, repurchase shares of our common stock, repurchase debt securities and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

  Senior Revolving Credit Facility

        In August 2004, we amended our senior revolving credit facility with a syndicate of major commercial banks, which previously allowed for borrowings of up to $250 million. The amended credit facility (the "Facility") extends the maturity date to August 2007 and currently provides that we may borrow up to $405 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to increase the Facility up to an aggregate of $450 million. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by us. At December 31, 2004, we had $51 million outstanding under the Facility.

  Zero Coupon Senior Convertible Notes

        In May 2001, we completed a private placement of zero coupon senior convertible notes. In this private placement, we sold an aggregate of $251 million principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Each security is convertible into 17.429 shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. In 2003, we repurchased an aggregate $116.5 million principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions and realized a gain of $0.6 million, which was reported in "Investment and other income." Under the terms of the indenture governing the zero coupon senior convertible notes, through March 31, 2005 a holder may convert such security into our common stock by following the conversion procedures in the indenture; the zero coupon senior convertible notes may cease to be convertible in the future.

  Floating Rate Senior Convertible Securities

        In February 2003, we completed a private placement of $300 million of floating rate senior convertible securities due 2033 ("floating rate convertible securities"). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of December 31, 2004, upon conversion a holder of each security would receive an additional 2.254 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

        As further described in Note 10 to the Consolidated Financial Statements, we have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on $150 million of our floating rate senior convertible securities. For the period February 2005 through February 2008, we will pay a weighted average fixed rate of 3.28% on that notional amount.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. While the implied interest rate for these securities for tax purposes is 5.62%, the actual rate is three-month LIBOR minus 0.50% (as of March 8, 2005, this rate equaled 2.47%). Based on current LIBOR rates, these securities generate approximately $3.7 million of deferred taxes each year. While these deferred tax liabilities may never reverse, such liabilities will reverse if we redeem the securities on February 25, 2008 or later and if our common stock is trading at $54.17 per share or less on the date of redemption. All deferred taxes related to the securities will be reclassified to equity if the securities convert and our common stock is trading at more than $60.90 per share when it is delivered to holders.

  Senior Notes due 2006

        In December 2001, we completed a public offering of mandatory convertible securities ("2001 PRIDES"). A sale of an over-allotment of the securities was completed in January 2002, increasing the aggregate amount outstanding to $230 million. Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, on which we pay quarterly interest, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of our common stock on November 17, 2004, with the number of shares to be determined based upon the average trading price of our common stock for a period preceding that date.

        In August 2004, we repurchased $154.3 million in aggregate principal amount of the senior notes component of the 2001 PRIDES. We repurchased the notes through a tender offer, a privately negotiated purchase and certain repurchases in the August 2004 remarketing of the notes. We reported a loss of $2.5 million on our repurchase of these notes, which was reported in "Investment and other income." In August 2004, we also settled $39.3 million of the 2001 PRIDES forward purchase contracts and realized a gain of $3.7 million, which was recorded directly to stockholders' equity. In connection with the settlement of the forward purchase contracts in November 2004, we issued 3.4 million shares of common stock and received $190.8 million of gross proceeds.

        Following these transactions, $75.8 million in aggregate principal amount of the senior notes component of the 2001 PRIDES (the "Senior Notes due 2006") remain outstanding, with an interest rate of 5.41% and a maturity date of November 2006.

  2004 Mandatory Convertible Securities

        In February 2004, we completed a private placement of $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $7.0 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company's common stock as of December 31, 2004, the purchase contracts would have a settlement rate of 14.762.

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

  Forward Equity Sale Agreement

        In October 2004, we entered into a forward equity sale agreement with a major securities firm. Under the terms of the agreement, we can elect to deliver a specified number of shares of common stock at any time until October 2005, in exchange for proceeds of approximately $100 million. Alternatively, we can cancel the transaction at any time. Upon cancellation, we may net settle the forward agreement in stock, cash, or a combination thereof. Under certain circumstances, we can be required to settle the forward equity sale agreement by delivering shares of common stock. We will not receive any proceeds from the sale of our common stock until settlement of all or a portion of the forward equity sale agreement. In connection with this agreement, our counterparty borrowed approximately 1.9 million shares of our common stock in the stock loan market and sold these shares pursuant to our existing shelf registration statement.

  Purchases of Affiliate Equity

        Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2004, the aggregate amount of these payments would have totaled approximately $710.8 million. In the event that all such transactions were closed, we would own the prospective cash flow distributions of all equity interests that would be purchased from our Affiliate managers. As of December 31, 2004, this amount would represent approximately $100.3 million on an annualized basis. We pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities, subject to certain restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

  Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes from our consolidated working capital. The increase in cash flow from operations in 2004 from 2003 resulted principally from increases in net income and minority interest which resulted from growth in revenue reported in 2004 from 2003.

        The decrease in cash flow from operations in 2003 from 2002 resulted principally from increases in receivables at December 31, 2003 from December 31, 2002 as a result of the growth in revenue reported in the fourth quarter of 2003.

  Investing Cash Flow

        Changes in net cash flow from investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $136.5 million, $19.1 million and $474.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. In 2002, we acquired a majority equity interest in Third Avenue and additional equity interests in existing Affiliates. In 2003, we made payments to acquire additional equity interests in existing Affiliates. In 2004, we acquired equity interests in Genesis, TimesSquare and AQR, and an additional equity interest in Friess Associates, as well as additional equity interests in other existing Affiliates.

  Financing Cash Flow

        The increase in net cash flow from financing activities in 2004 from 2003 was attributable to our issuance of $190.8 million of equity related to our 2001 PRIDES and greater borrowings under our Facility, and was partially offset by $194.4 million of stock repurchases associated with the issuance of our 2004 PRIDES.

        The increase in net cash flow from financing activities in 2003 from 2002 was attributable to our issuance of the floating rate senior convertible securities in February 2003. The principal sources of cash from financing activities during 2002 and 2003 were borrowings under our Facility and the issuances of convertible debt securities, respectively. In 2003, our uses of cash from financing activities were to repurchase $116.5 million of principal amount at maturity of the zero coupon senior convertible securities, repurchase shares of our common stock and repay debt.

        During 2004, we repurchased approximately 3.5 million shares of our common stock at an average price of $55.73 per share under share repurchase programs authorized by our Board of Directors. A share repurchase program was authorized by the Board of Directors in April 2000, permitting us to repurchase up to 5% of our common stock. In July 2002 and April 2003, our Board of Directors approved increases to the existing share repurchase program, in each case authorizing the purchase of up to an additional 5% of our common stock. Our Board of Directors authorized an additional share repurchase program in connection with our 2004 PRIDES, permitting us to repurchase up to an additional 3.0 million shares of our outstanding common stock at the time of the closing of the 2004 PRIDES and an additional 1.5 million shares of common stock through February 2005. The timing and amount of purchases under the repurchase programs are determined at the discretion of our management. At March 8, 2005, approximately 2.0 million shares of common stock remained authorized for repurchase under the share repurchase programs.

  Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2004:

		Payments Due
Contractual Obligations
	Total	2005	2006-2007	2008-2009	Thereafter
(dollars in millions)
Senior debt	$134.4	$4.1	$130.3	$—	$—
Senior convertible debt	449.3	4.2	9.8	0.8	434.5
Mandatory convertible securities(1)	388.7	20.0	39.9	25.7	303.1
Purchases of Affiliate equity(2)	710.8	19.9	279.2	104.7	307.0
Leases	68.0	13.7	21.5	14.8	18.0
Other liabilities(3)	35.5	17.7	14.9	2.9	—

Total	$1,786.7	$79.6	$495.6	$148.9	$1,062.6

(1)
As more fully discussed on page 31, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Under the terms of our mandatory convertible securities, the exercise of the forward purchase contract component at the settlement date will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of the securities.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the transfer of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of December 31, 2004, the aggregate purchase amount would have totaled approximately $710.8 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $100.3 million on an annualized basis as of December 31, 2004.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests.

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

        We pay variable rates of interest on our floating rate senior convertible securities, and accordingly changing interest rates will affect the interest expense associated with these securities. We estimate that a 100 basis point (1%) increase in interest rates as of December 31, 2004 would result in a net increase in the interest expense related to our variable rate financings of approximately $2.0 million. From time to time, we seek to offset such interest rate exposure by entering into hedging contracts.

        We pay fixed rates of interest on the senior notes component of our 2004 PRIDES and our Senior Notes due 2006. While a change in market interest rates would not affect the interest expense incurred on these securities, such a change may affect the fair value of these securities. We estimate that a 100 basis point (1%) increase in interest rates as of December 31, 2004 would result in a net decrease in the fair value of our securities of approximately $1.0 million at December 31, 2004.

  Market Risk

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. As of December 31, 2004, we were a party, with three major commercial banks as counterparties, to $150 million notional amount interest rate swap contracts which fix the interest rate on the notional amount to a weighted average interest rate of approximately 3.3% for the period from February 2005 to February 2008. The unrealized loss on these interest rate swap contracts as of December 31, 2004 was $0.4 million. We estimate that a 100 basis point (1%) increase in interest rates as of December 31, 2004 would result in a net increase in the unrealized value of approximately $3.8 million. There can be no assurance that our hedging contracts will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.

Recent Accounting Developments

        Emerging Issues Task Force Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" became effective in the fourth quarter of 2004. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities (such as the shares that underlie our zero coupon senior convertible notes and floating rate senior convertible securities) must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) in these securities has been met. This is commonly referred to as the "if-converted" method. EITF 04-08 requires the retroactive application to earnings per share measurements for all prior periods presented. The retroactive application of EITF 04-08 had the impact of reducing earnings per share by $0.13, $0.28 and $0.42 in each of the years ending December 31, 2002, 2003 and 2004, respectively.

        In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("FAS 123(R)"), requiring the measurement of the cost of all employee share-based payments (including stock option awards) in financial statements using a fair-value based method. We are required to adopt FAS 123(R) in the third quarter of fiscal 2005. Using a prospective application of the standard, compensation cost will be recognized on or after the effective date for the portion of all outstanding awards for which the required service has not yet been rendered. Compensation cost will be based on the grant-date fair value of those awards. Although we continue to assess the impact of the adoption of FAS 123(R), we do not expect the adoption to have a material impact on our consolidated statements of operations or earnings per share.

        In November 2004, the EITF reached a tentative conclusion on EITF Issue No. 04-5 ("EITF 04-05"), "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights." The tentative conclusion provides a framework for addressing whether a sole general partner should consolidate a limited partnership. The EITF acknowledged that the tentative conclusions reached in EITF 04-5 conflict with certain aspects of Statement of Position 78-9—"Accounting for Investments in Real Estate Ventures" ("SOP 78-9"). The EITF requested that the FASB consider amending the guidance in SOP 78-9 to be consistent with the tentative conclusions reached in EITF 04-5. The FASB discussed this request at its meeting in November 2004, and agreed to propose an amendment to SOP 78-9 to address that inconsistency. Depending on the outcome of the discussions of the EITF in future meetings, the outcome could impact whether or not our Affiliates consolidate investment partnerships in which they hold a general partner interest.

Critical Accounting Estimates and Judgments

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting estimates and judgments. These policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

  Intangible Assets

        At December 31, 2004, the carrying amounts of our intangible asset balances are as follows:

(dollars in millions)
Definite-lived acquired client relationships	$195.3
Indefinite-lived acquired client relationships	245.1
Goodwill	888.6

        These amounts exclude balances attributable to equity method investments.

        We amortize our definite-lived acquired client relationships over their expected useful lives. We reassess these lives each quarter based on historical attrition rates and other events and circumstances that may in the future influence these rates. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the amount of our amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year, our amortization expense would increase by approximately $1.9 million per year. We assess each of our definite-lived acquired client relationship for impairment at least annually by comparing their carrying value to their projected undiscounted cash flows. In the fourth quarter of 2004, we performed our most recent annual impairment test, and no impairment was identified.

        We do not amortize our indefinite-lived acquired client relationships because we expect these contracts will contribute to our cash flows indefinitely. Each quarter, we assess whether events and circumstances have occurred that indicate these relationships might have a definite life. We test the carrying amount of each of our indefinite-lived acquired client relationships at least annually, or at such time that we conclude the assets no longer have an indefinite life by comparing the carrying amount of each asset to its fair value. We derive the fair value of each of our indefinite-lived acquired client relationships primarily based on discounted cash flow analysis. Our valuation analysis reflects assumptions of the growth of the assets, discount rates and other factors. Changes in the estimates used in these valuations could materially affect the impairment conclusion. In the fourth quarter of 2004, we performed our most recent annual impairment test and no impairment was identified.

        We test the carrying amount of the goodwill in each of our three operating segments at least annually by comparing their carrying amount to an estimate of fair value. We establish the fair value of each of our operating segments primarily based on price-earnings multiples. Changes in the estimates used in this test could materially affect our impairment conclusion. In the third quarter of 2004, we performed our most recent annual impairment test and no impairment was identified.

  Deferred Taxes

        Our deferred tax liabilities are generated from tax-deductible intangible assets and, to a lesser extent, from our floating rate convertible securities. As more fully described below, we generally believe that our intangible-related deferred taxes (which totaled approximately $26 million in 2004) are unlikely to reverse, and believe that the deferred tax liabilities for our floating rate convertible securities may not reverse. As such, we currently believe the economic benefit we realize from these sources will be permanent.

        Our intangible assets are tax-deductible because we generally structure our Affiliate investments as cash transactions that are taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment charge, events we consider unlikely to occur. Under current accounting rules, we are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2004, our estimate of the tax liability associated with such a sale or impairment charge was approximately $116 million.

        Our floating rate convertible securities also generate deferred tax liabilities because our interest deductions for tax purposes are greater than our interest expense for financial statement purposes. As described in greater detail on page 33, if our stock price exceeds $60.90 per share when the securities are converted, the cumulative tax savings realized in prior periods ($8.7 million at December 31, 2004) will be reclassified to equity. As of December 31, 2004, our stock price was $67.74. Beginning in

February 2008, we have the right to redeem these securities, which could result in our realization of these benefits (which totaled approximately $8.7 million as of December 31, 2004).

        In addition, we also regularly assess our deferred tax assets, which consist primarily of state credits and loss carryforwards, in order to determine the need for valuation allowances. In our assessment we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we would establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2004, we had a valuation allowance for all state tax credit and loss carry forwards.

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $3.1 million in our tax expense in the period of such determination.

  Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees quarterly as they render services to their clients. Unlike asset-based fees, which are calculated based upon a contractual percentage of a client's assets under management, performance-based fees are generally assessed as a percentage of the investment performance realized on a client's account, generally over an annual period. Our Affiliates recognize performance-based fees only when the fee becomes billable and not in quarters before then.

Economic and Market Conditions

        The asset management industry is an important segment of the financial services industry and has been a key driver of growth in financial services over the last decade. As of the end of 2003, according to the most recent available data, industry-wide assets under management across the Mutual Fund, Institutional and High Net Worth distribution channels totaled approximately $23 trillion in the United States. We believe prospects for overall industry growth (estimated by a global securities firm to increase at a compound rate of 8% to 10% annually over the next five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across all three of the principal distribution channels for our Affiliates' products: Mutual Fund, Institutional and High Net Worth.

        In the Mutual Fund distribution channel, according to a 2004 industry report, more than 92 million individuals in almost 54 million households in the United States are invested in mutual funds. In 2004, net inflows to equity mutual funds totaled nearly $180 billion, with aggregate mutual fund assets totaling $8.1 trillion at the end of 2004. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel are in retirement plans, as well as endowments and foundations, with total assets in the channel of approximately $7.5 trillion at the end of 2003. Net cash flows in to Institutional products were approximately $135 billion in 2004, with the majority of these new investments made in equity products. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, ultra high net worth and high net worth families and individuals (those having at least $1 million in investable assets) had aggregate assets of $7.8 trillion at the end of 2003; industry experts expect assets in this segment of the channel to grow to $12.9 trillion by the end of 2008. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $575 billion at the end of 2004 (a nearly 16% increase over year end 2003) and are expected to reach $1.3 trillion by 2008.

International Operations

        Genesis has offices in London, Guernsey and Chile. Tweedy, Browne Company LLC, which is based in New York, maintains a research office in London. DFD Select Group, S.A.R.L., a subsidiary of DFD Select Group Limited (in which we own a minority interest), is organized and headquartered in Paris, France and First Quadrant Limited, an affiliate of First Quadrant, L.P., is organized and headquartered outside of London, England. In the future, we may invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        Management of Affiliated Managers Group, Inc., together with its consolidated affiliates (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting processes are designed under the supervision of the Company's chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 was effective.

        Management has excluded Genesis Fund Managers, LLP and TimesSquare Capital Management, LLC from our assessment of internal control over financial reporting as of December 31, 2004 because the Company acquired these affiliates in purchase business combinations during 2004. Genesis Fund Managers, LLP and TimesSquare Capital Management, LLC are consolidated affiliates whose total assets and total revenues represent 8% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 43 and 44 of this Form 10-K, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        We have completed an integrated audit of Affiliated Managers Group, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. and its Affiliates (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" effective December 31, 2004.

Internal Control Over Financial Reporting

        Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 8 on page 42 of this Form 10-K that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in the accompanying Management's Report on Internal Control Over Financial Reporting, management has excluded Genesis Fund Managers, LLP and TimesSquare Capital Management, LLC from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. We have also excluded Genesis Fund Managers, LLP and TimesSquare Capital Management, LLC from our audit of internal control over financial reporting. Genesis Fund Managers, LLP and TimesSquare Capital Management, LLC are consolidated subsidiaries of the Company whose total assets and total revenues represent 8% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$224,282	$140,277
Short-term investments	29,052	21,173
Investment advisory fees receivable	65,288	91,487
Prepaid expenses and other current assets	20,861	24,795

Total current assets	339,483	277,732
Fixed assets, net	36,886	40,953
Equity investment in Affiliate	—	252,597
Acquired client relationships, net	364,429	440,409
Goodwill	751,607	888,567
Other assets	26,800	33,163

Total assets	$1,519,205	$1,933,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,707	$114,350
Payable to related party	11,744	17,728

Total current liabilities	101,451	132,078
Senior debt	—	126,750
Senior convertible debt	423,340	423,958
Mandatory convertible securities	230,000	300,000
Deferred income taxes	92,707	124,168
Other long-term liabilities	16,144	31,397

Total liabilities	$863,642	$1,138,351
Commitments and contingencies (Note 12)	—	—
Minority interest	40,794	87,378
Stockholders' equity:
Common stock ($.01 par value; 83,000 shares authorized; 35,277 shares outstanding in 2003 and 38,680 shares outstanding in 2004)	235	387
Additional paid-in capital	408,449	566,776
Accumulated other comprehensive income	944	1,537
Retained earnings	306,972	384,119

	716,600	952,819
Less: treasury stock, at cost (3,270 shares in 2003 and 5,395 shares in 2004)	(101,831)	(245,127)

Total stockholders' equity	614,769	707,692

Total liabilities and stockholders' equity	$1,519,205	$1,933,421

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2002	2003	2004
Revenue	$482,536	$495,029	$659,997
Operating expenses:
Compensation and related expenses	165,909	174,992	241,633
Selling, general and administrative	84,453	84,059	109,066
Amortization of intangible assets	14,529	16,176	18,339
Depreciation and other amortization	5,847	6,231	6,369
Other operating expenses	15,970	16,056	16,708

	286,708	297,514	392,115

Operating income	195,828	197,515	267,882
Non-operating (income) and expenses:
Investment and other income	(3,473)	(8,245)	(8,460)
Interest expense	25,217	22,976	31,725

	21,744	14,731	23,265

Income before minority interest and income taxes	174,084	182,784	244,617
Minority interest	(80,846)	(80,952)	(115,524)

Income before income taxes	93,238	101,832	129,093
Income taxes—current	14,062	10,255	20,330
Income taxes—intangible-related deferred	22,835	23,899	25,791
Income taxes—other deferred	399	7,150	5,825

Net Income	$55,942	$60,528	$77,147

Earnings per share—basic(1)	$1.69	$1.90	$2.57

Earnings per share—diluted(1)	$1.52	$1.57	$2.02

Average shares outstanding—basic(1)	33,029,223	31,867,989	29,994,560
Average shares outstanding—diluted(1)	38,240,591	40,113,040	39,644,676
Supplemental disclosure of total comprehensive income:
Net Income	$55,942	$60,528	$77,147
Other comprehensive income	602	1,188	593

Total comprehensive income	$56,544	$61,716	$77,740

(1)
Earnings per share and average shares outstanding reflect a three-for-two stock split that occurred in March 2004 and the Company's retroactive application of EITF 04-08 to each of the periods presented. See Note 16 for the calculation of Earnings per share—diluted.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2002	2003	2004
Cash flow from operating activities:
Net Income	$55,942	$60,528	$77,147
Adjustments to reconcile Net Income to cash flow from operating activities:
Amortization of intangible assets	14,529	16,176	18,339
Amortization of debt issuance costs	3,582	3,286	3,641
Depreciation and amortization of fixed assets	5,847	6,231	6,369
Deferred income tax provision	23,234	31,049	31,616
Accretion of interest	1,129	713	1,155
Tax benefit from exercise of stock options	1,446	3,039	8,027
Other adjustments	(463)	(555)	1,228
Changes in assets and liabilities:
Decrease (increase) in investment advisory fees receivable	6,901	(14,490)	(26,199)
Decrease (increase) in other current assets	(2,212)	(7,033)	1,827
Decrease (increase) in non-current other receivables	(627)	663	(9,992)
Increase in accounts payable, accrued expenses and other liabilities	22,569	6,612	16,386
Increase (decrease) in minority interest	(4,577)	10,296	48,342

Cash flow from operating activities	127,300	116,515	177,886

Cash flow used in investing activities:
Costs of investments in Affiliates, net of cash acquired	(136,499)	(19,052)	(474,104)
Purchase of fixed assets	(6,151)	(23,889)	(6,977)
Purchase of investments	—	(30,927)	(37,080)
Sale of investments	—	—	39,955
Increase in other assets	(213)	(14)	(60)
Repayments of employee loans	3,946	—	—

Cash flow used in investing activities	(138,917)	(73,882)	(478,266)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	290,000	85,000	134,000
Repayments of senior bank debt	(315,000)	(85,000)	(83,000)
Issuance of convertible securities	30,000	300,000	300,000
Repurchase of convertible securities	—	(105,841)	(124,525)
Issuance of common stock	3,453	11,375	210,232
Repurchase of common stock.	(30,432)	(33,688)	(194,420)
Issuance costs	(5,060)	(7,850)	(12,800)
Repayment of notes payable and other liabilities	(7,113)	(10,299)	(14,244)

Cash flow from (used in) financing activities	(34,152)	153,697	215,243
Effect of foreign exchange rate changes on cash flow	50	244	1,132
Net increase (decrease) in cash and cash equivalents	(45,719)	196,574	(84,005)
Cash and cash equivalents at beginning of period	73,427	27,708	224,282

Cash and cash equivalents at end of period	$27,708	$224,282	$140,277

Supplemental disclosure of cash flow information:
Interest paid	$19,112	$19,763	$30,913
Income taxes paid	10,080	9,918	12,240
Supplemental disclosure of non-cash financing activities:
Stock issued for Affiliate equity purchases	2,113	—	—
Stock issued to settle 2001 PRIDES	—	—	28,499
Payables recorded for Affiliate equity purchases.	15,825	938	18,518
Notes received for Affiliates equity sales	1,800	1,050	—
Stock received for the exercise of stock options	—	200	206
Stock received in repayment of loans	2,263	—	—
Gain realized from settlement of forward purchase contracts	—	—	3,719

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Shares(1)	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares(1)	Treasury Shares at Cost
December 31, 2001	35,276,712	$235	$405,087	$189,656	(1,963,262)	$(51,638)
Stock issued for option exercises	—	—	(114)	—	167,477	3,453
Tax benefit of option exercises	—	—	1,499	—	—	—
Issuance costs	—	—	(703)	—	—	—
Stock issued to purchase Affiliate equity	—	—	—	—	98,697	2,113
Stock received in repayment of loans	—	—	—	—	(109,698)	(3,839)
Repurchase of stock	—	—	—	—	(872,700)	(30,432)
Net Income	—	—	—	55,942	—	—
Other comprehensive income	—	—	—	602	—	—

December 31, 2002	35,276,712	$235	$405,769	$246,200	(2,679,486)	$(80,343)

Stock issued for option exercises	—	—	(359)	—	510,620	11,735
Tax benefit of option exercises	—	—	3,039	—	—	—
Stock issued to settle notes payable	—	—	—	—	15,178	465
Repurchase of stock	—	—	—	—	(1,116,750)	(33,688)
Net Income	—	—	—	60,528	—	—
Other comprehensive income	—	—	—	1,188	—	—

December 31, 2003	35,276,712	$235	$408,449	$307,916	(3,270,438)	$(101,831)

Stock issued for option exercises	—	—	(3,132)	—	714,516	22,521
Tax benefit of option exercises	—	—	8,027	—	—	—
Issuance costs	—	—	(9,263)	—	—	—
2004 PRIDES contract adjustment payment	—	—	(24,000)	—	—	—
Issuance of Affiliate equity interests	—	—	(7,519)	—	—	—
Stock split	—	118	(118)	—	—	—
Cash in lieu of fractional shares	—	—	(103)	—	—	—
Stock issued to settle 2001 PRIDES	3,403,742	34	194,435	—	647,704	28,499
Repurchase of stock	—	—	—	—	(3,486,512)	(194,316)
Net Income	—	—	—	77,147	—	—
Other comprehensive income	—	—	—	593	—	—

Balance at December 31, 2004	38,680,454	$387	$566,776	$385,656	(5,394,730)	$(245,127)

(1)
Common Shares and Treasury Shares reflect a three-for-two stock split that occurred in March 2004.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

(a) Organization and Nature of Operations

        Affiliated Managers Group, Inc. ("AMG" or the "Company") is an asset management company with equity investments in a diverse group of mid-sized investment management firms ("Affiliates"). AMG's Affiliates provide investment management services, primarily in the United States, to mutual funds, institutional clients and high net worth individuals. Fees for services are largely asset-based and, as a result, the Company's revenue may fluctuate based on the performance of financial markets.

        In January 2005, the Company completed the formation of Managers Investment Group, LLC ("Managers"), a distribution platform designed to expand its Affiliates' product offerings and distribution capabilities by leveraging its product development, packaging, sales and support expertise. Managers operates as a single point of contact for retail intermediaries, offering more than 75 Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans. Managers has offices located throughout the United States, and is supported by one of the largest marketing and wholesaling teams in the industry, which includes a significant external and internal sales force dedicated to providing sales and client services support.

        Affiliates are either organized as limited partnerships, limited liability partnerships or limited liability companies. AMG has contractual arrangements with many of its Affiliates whereby a percentage of revenue is allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining portion of revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members, generally with a priority to AMG. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. As a result, AMG participates fully in any increase or decrease in the revenue or expenses of such firms. In situations where AMG holds a minority equity interest, the revenue sharing arrangement does not include an "Operating Allocation," but instead AMG is allocated a percentage of the Affiliate's revenue with the balance to be used to pay operating expenses and profit distributions to the other owners.

        The financial statements are prepared in accordance with generally accepted accounting principles. All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments, instead of cash equivalents. These reclassifications had no impact on our results of operations or changes in stockholders' equity.

(b) Cash and Cash Equivalents

        The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

(c) Short-term Investments

        Short-term investments consist of auction rate securities classified as available-for-sale, which are stated at estimated fair value. These investments are on deposit with two major financial institutions. Unrealized gains and losses, net of tax, are reported as a separate component of accumulated other comprehensive income in stockholders' equity until realized. If the decline in fair value of these investments is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred.

(d) Fixed Assets

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

(e) Leases

        The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. All leases and subleases are accounted for under Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases". These leases are classified as either capital leases, operating leases or subleases, as appropriate. Most lease agreements classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

(f) Accounting for Investments in Affiliates

        The method of accounting applied to investments in Affiliates, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee. These Consolidated Financial Statements include the revenues and expenses of AMG and each Affiliate in which AMG has a majority equity interest. In each such instance, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), managing partner (in the case of Affiliates which are limited liability partnerships) or sole manager member (in the case of Affiliates which are limited liability companies). For Affiliate operations consolidated into these financial statements, the portion of the income allocated to owners other than AMG is included in minority interest in the Consolidated Statements of Operations. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the managers of the consolidated Affiliates. All material intercompany balances and transactions have been eliminated.

        Investments where AMG or an Affiliate does not hold a majority equity interest but has the ability to exercise significant influence (generally at least a 20% interest or a general partner interest) over operating and financial matters are generally accounted for under the equity method of accounting. For these investments, AMG's or the Affiliate's portion of income is included in investment and other income. In other investments in which AMG or an Affiliate own less than a 20% interest and do not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.

        The Company periodically evaluates its equity and cost method investments for impairment. In such impairment evaluations, the Company assesses if the value of the investment has declined below its book value for a period considered to be other than temporary. If the Company determines that a decline in value below the book value of the investment is other than temporary, then a charge is recognized in the Consolidated Statements of Operations.

        The effect of any changes in the Company's Affiliate equity interests resulting from the issuance of equity by the Company or one of its Affiliates is included as a component of stockholders' equity, net of the related income taxes effects in the period of the change.

(g) Acquired Client Relationships and Goodwill

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

        The Company has determined that certain of its mutual fund acquired client relationships meet the indefinite life criteria outlined in SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets at least annually for impairment. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the assets exceeds its fair value, and an impairment loss is recorded in an amount equal to any such excess.

        The cost assigned to all other acquired client relationships is amortized over a weighted average life of 13 years. The expected useful lives of acquired client relationships are analyzed each period and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate. The Company tests for the possible impairment of definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

        The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is reported as goodwill within the operating segment in which the Affiliate operates. Goodwill is not amortized, but is instead reviewed annually for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. Fair value is determined for each operating segment primarily based on price-earnings multiples. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recorded in an amount equal to that excess.

        As further described in Note 13, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for these acquired interests.

(h) Revenue Recognition

        The Company's consolidated revenue represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are recognized when earned based upon either the positive difference between the investment returns on a client's portfolio compared to a benchmark index or indices, or an absolute percentage of gain in the client's account as measured at the end of the contract period. Also included in revenue are commissions earned by broker/dealers, recorded on a trade date basis, and other service fees recorded as earned.

(i) Issuance Costs

        Issuance costs incurred in securing credit facility financing are amortized over the term of the credit facility. Costs incurred to issue the zero coupon senior convertible securities and floating rate senior convertible securities are amortized over the period to the first investor put date. Costs incurred to issue the Company's mandatory convertible securities are allocated between the senior notes and the purchase contracts based upon the relative cost to issue each instrument separately. Costs allocated to the senior notes are recognized as interest expense over the period of the forward purchase contract component of such securities. Costs allocated to the forward purchase contract are charged directly to additional paid-in capital and not amortized.

(j) Derivative Financial Instruments

        The Company records all derivatives on the balance sheet at fair value. If the Company's derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in 2002, 2003 or 2004.

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

(k) Deferred Taxes

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

(l) Foreign Currency Translation

        The assets and liabilities of non-U.S. based Affiliates are translated into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates then in effect.

(m) Equity-Based Compensation Plans

        SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148") encourages but does not require adoption of a fair value method for equity-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma Net Income and earnings per share as if the fair value method had been applied in measuring compensation cost.

        The Company continues to apply the intrinsic value method prescribed by APB 25 in accounting for its stock-based compensation plans. Under this method, compensation cost is measured at the grant date based on the intrinsic value of the award and is recognized over the vesting period. Had compensation cost for the Company's stock option plans been determined based on the fair value method set forth in FAS 123, Net Income and earnings per share would have been as follows:

	Year Ended December 31,
	2002	2003	2004
Net Income—as reported	$55,942	$60,528	$77,147
Less: Stock-based compensation expense determined under fair value method, net of tax	9,763	10,614	14,326
Less: Stock-based compensation expense determined under fair value method, related to 2003 Amendment, net of tax	—	22,054	—

Net Income—FAS 123 pro forma	$46,179	$27,860	$62,821

Earnings per share—basic—as reported	$1.69	$1.90	$2.57
Earnings per share—basic—FAS 123 pro forma	1.40	0.87	2.09
Earnings per share—diluted—as reported	1.52	1.57	2.02
Earnings per share—diluted—FAS 123 pro forma	1.26	0.75	1.66

        In 2003, the Board of Directors approved an amendment (the "2003 Amendment") to certain of the Company's stock option agreements that resulted in unvested options becoming vested options to purchase shares of restricted stock. The 2003 Amendment was approved in conjunction with a change in the Company's overall compensation strategy which is now increasingly dependent upon the use of restricted stock as a primary equity incentive. The shares issuable upon the exercise of the accelerated options remain the property of the holder under any circumstances, subject to restrictions on transfer. The transfer restrictions lapse according to specified schedules, generally over four years from the date of grant for so long as the option holder remains employed by the Company. In the event the option holder ceases to be employed, the transferability restrictions will remain outstanding until December 2010. As a result of the amendment, no compensation expense was recorded under APB 25 in the Company's consolidated statement of operations. The Company may realize a charge under APB 25 in future periods if options are exercised that would have otherwise been forfeited (prior to the 2003 Amendment).

        The weighted average fair value of options granted in the years ended December 31, 2002, 2003 and 2004 were estimated at $7.02, $10.13, and $12.77 per option, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

	Year Ended December 31,
	2002	2003	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.5%	24.9%	20.4%
Risk-free interest rate	3.4%	2.7%	3.3%
Expected life of options (in years)	4.6	4.6	4.4

(n) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(o) Recent Accounting Developments

        Emerging Issues Task Force ("EITF") Issue No. 04-08, ("EITF 04-08") "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" became effective in the fourth quarter of 2004. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities (such as the shares that underlie the Company's zero coupon senior convertible notes and floating rate senior convertible securities) must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) in these securities has been met. This is commonly referred to as the "if-converted" method. EITF 04-08 requires the retroactive application to earnings per share measurements for all prior periods presented. The retroactive application of EITF 04-08 had the impact of reducing earnings per share by $0.13, $0.28 and $0.42 in each of the years ending December 31, 2002, 2003 and 2004, respectively.

        In December 2004, the Financial Accounting Standards Board ("FASB") revised FAS 123 ("FAS 123(R)"), requiring the measurement of the cost of all employee share-based payments to employees, including stock option awards, in financial statements using a fair-value based method. The Company is required to adopt FAS 123(R) in the third quarter of fiscal 2005. Using a prospective application of the standard, compensation cost will be recognized on or after the effective date for the portion of all outstanding awards for which the required service has not yet been rendered. Compensation cost will be based on the grant-date fair value of those awards. Although the Company continues to assess the impact of the adoption of FAS 123R, it does not expect the adoption to have a material impact on its consolidated statements of operations or earnings per share.

        In November 2004, the Emerging Issues Task Force reached a tentative conclusion on EITF Issue No. 04-5 ("EITF 04-05"), "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights." The tentative conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF acknowledged that the tentative conclusions reached in Issue 04-5 conflict with certain aspects of Statement of Position 78-9—Accounting for Investments in Real Estate Ventures ("SOP 78-9"). The EITF requested that the FASB consider amending the guidance in SOP 78-9 to be consistent with the tentative conclusions reached in EITF 04-5. The FASB discussed this request at its meeting in November 2004, and agreed to propose an amendment to SOP 78-9 to address that inconsistency. Depending on the outcome of the discussions of the EITF in future meetings, the outcome could impact whether or not the Company's Affiliates consolidate investment partnerships in which they hold a general partner interest.

2. Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents, short-term investments and, at times, certain financial instruments with various financial institutions.

These financial institutions are typically located in cities in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

3. Stock Split

        In March 2004, the Company completed a three-for-two stock split, effected in the form of a stock dividend. Corresponding with this split, the conversion and settlement rates of outstanding convertible securities and the number of shares of common stock subject to outstanding options were appropriately adjusted. As applicable, the information provided in these notes to financial statements reflects the stock split.

4. Fixed Assets and Lease Commitments

        Fixed assets consist of the following:

	At December 31,
	2003	2004
Building and leasehold improvements	$21,905	$22,954
Office equipment	14,960	15,521
Furniture and fixtures	12,059	12,924
Land and improvements	12,024	12,137
Computer software	4,986	5,265

Fixed assets, at cost	65,934	68,801
Accumulated depreciation and amortization	(29,048)	(27,848)

Fixed assets, net	$36,886	$40,953

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2004, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Year Ending December 31,	Required Minimum Payments
2005	$13,749
2006	11,603
2007	9,931
2008	7,934
2009	6,896
Thereafter	18,038

        Consolidated rent expense for 2002, 2003 and 2004 was $15,970, $16,056 and $16,708 respectively.

5. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	At December 31,
	2003	2004
Accrued compensation	$54,501	$57,992
Accrued income taxes	10,410	16,648
Accounts payable	3,528	8,199
Contract adjustment payments	—	7,137
Accrued professional services	3,606	6,832
Accrued interest	2,027	2,836
Deferred revenue	1,309	1,012
Other	14,326	13,694

	$89,707	$114,350

6. Benefit Plans

        The Company has two defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and five of its Affiliates, and a non-qualified plan for certain senior employees. Fourteen of AMG's other Affiliates have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each participating Affiliate, as the case may be, are able to make discretionary contributions for the benefit of qualified plan participants up to IRS limits. Consolidated expenses related to the Company's qualified and non-qualified plans in 2002, 2003 and 2004 were $7,325, $7,421 and $9,055 respectively.

7. Senior Debt

        The components of senior debt are as follows:

	At December 31,
	2003	2004
Senior revolving credit facility	$—	$51,000
Senior notes due 2006	—	75,750
Zero coupon senior convertible notes	123,340	123,958
Floating rate senior convertible securities	300,000	300,000

Total	$423,340	$550,708

Senior Revolving Credit Facility

        In August 2004, we amended our senior revolving credit facility with a syndicate of major commercial banks, which previously allowed for borrowings of up to $250,000. The amended credit facility (the "Facility") extends the maturity date to August 2007 and currently provides that the Company may borrow up to $405,000 at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility up to $450,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Any borrowings under the Facility would be collateralized by pledges of all capital stock or other equity interests owned by the Company. The Company pays a quarterly commitment fee on the daily unused portion of the Facility, which fee amounted to $705, $619 and $717 for the years ended December 31, 2002, 2003 and 2004, respectively.

Senior Notes due 2006

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

        In August 2004, the Company repurchased $154,250 in aggregate principal amount of the senior notes component of the 2001 PRIDES. The Company repurchased the notes through a tender offer, a privately negotiated purchase and certain repurchases in the August 2004 remarketing of the notes. The Company reported a loss of $2,493 on the purchase of these notes, which was reported in "Investment and other income." Following these transactions, $75,750 in aggregate principal amount of the notes component of the 2001 PRIDES remains outstanding, with an interest rate of approximately 5.41% and a maturity date of November 2006.

Zero Coupon Senior Convertible Notes

        In May 2001, the Company completed a private placement of zero coupon senior convertible notes. In this private placement, the Company sold an aggregate of $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021, with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Each security is convertible into 17.429 shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 on April 1, 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value on May 7 of 2006, 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. In 2003, the Company repurchased an aggregate $116,500 principal amount at maturity of zero coupon senior convertible notes in privately negotiated transactions and realized a gain of $555, which was reported in "Investment and other income." Under the terms of the indenture governing the zero coupon senior convertible notes, through March 31, 2005 a holder may convert such security into common stock of the Company by following the procedures for conversion set forth in the indenture.

Floating Rate Senior Convertible Securities

        In February 2003, the Company completed a private placement of $300,000 of floating rate senior convertible securities due 2033 ("convertible securities"). The convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock as of December 31, 2004, upon conversion, a holder of the securities would receive an additional 2.254 shares. The holders of the convertible securities may require the Company to repurchase such securities on February 25 of 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

        As further described in Note 10, the Company has entered into interest rate swap agreements of a notional amount of $150,000. For the period February 2005 through February 2008, the Company will pay a weighted average fixed rate of approximately 3.28% on that amount.

8. Mandatory Convertible Securities

        The components of the Company's mandatory convertible securities are as follows:

	At December 31,
	2003	2004
2001 mandatory convertible securities	$230,000	$—
2004 mandatory convertible securities	—	300,000

Total	$230,000	$300,000

2001 Mandatory Convertible Securities

        As described in Note 7, the Company had $230,000 2001 PRIDES outstanding at December 31, 2003. In August 2004, the Company settled $39,250 of the 2001 PRIDES forward purchase contracts and realized a gain of $3,719, which was recorded directly to stockholders' equity. In November 2004, the Company received $190,750 in gross proceeds upon settlement of the remaining forward purchase contracts associated with the 2001 PRIDES and issued 3.4 million shares. In connection with the issuance of the 2004 PRIDES (as described below), the Company repurchased an aggregate of approximately 3.5 million shares of its common stock during the nine months ended September 30, 2004. The share repurchases were intended to offset the Company's obligation to issue shares of its common stock in November 2004 under the terms of the forward purchase contracts component of the 2001 PRIDES.

2004 Mandatory Convertible Securities

        In February 2004, the Company completed a private placement of $300,000 of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are also structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES initially consists of (i) a senior note due February 17, 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock on February 17, 2008. The proceeds from this offering were allocated to mandatory convertible securities and stockholders' equity on their relative fair values. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The present value of the future contract adjustment payments ($24,000) was recorded as a charge to paid-in capital at inception. As of December 31, 2004, the current and long-term portions of the contract adjustment payments, approximately $7,137 and $11,700, respectively, have been recorded in current liabilities and other long-term liabilities, respectively. The number of shares to be issued on February 17, 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company's common stock as of December 31, 2004, the purchase contracts would have a settlement rate of 14.762.

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

9. Income Taxes

        A summary of the provision for income taxes is as follows:

		Year Ended December 31,
		2002	2003	2004
Federal:	Current	$12,916	$8,975	$17,791
	Deferred	20,331	27,167	28,283
State:	Current	1,146	1,280	2,539
	Deferred	2,903	3,882	3,333

Provision for income taxes		$37,296	$41,304	$51,946

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2002	2003	2004
Tax at U.S. federal income tax rate	34.8%	35.0%	35.0%
Nondeductible expenses	1.0	1.7	0.7
State income taxes, net of federal benefit	2.0	2.2	1.6
Valuation allowance	2.2	1.7	2.9

	40.0%	40.6%	40.2%

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2003	2004
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$7,696	$10,362
Intangible asset amortization	(90,626)	(116,417)
Deferred compensation	452	320
Convertible securities interest	(5,097)	(8,704)
Accruals	1,483	608

	(86,092)	(113,831)

Valuation allowance	(6,615)	(10,337)

Net deferred income taxes	$(92,707)	$(124,168)

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

        At December 31, 2004, the Company had state net operating loss carryforwards that will expire over a 15-year period beginning in 2005. The Company also has state tax credit carryforwards which will expire over a 10-year period beginning in 2005. The valuation allowance at December 31, 2003 and 2004 is related to the uncertainty of the realization of most of these loss and credit carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the year ended December 31, 2004 is attributable to state net operating losses during this period and a provision for loss carryforwards that the Company no longer believes will be realized.

10. Derivative Financial Instruments

        The Company periodically uses interest rate derivative contracts to manage market exposures associated with its variable interest rate debt by creating offsetting fixed rate market exposures. In May 2004, the Company entered into a $50,000 notional amount interest rate swap agreement, which became effective February 2005. The Company also entered into similarly-structured agreements of $50,000 in each of September and October 2004. These swap contracts were entered into with major commercial banks as counterparties to exchange the difference between floating rate and fixed rate interest amounts calculated by reference to the notional amount.

        The Company records all derivatives on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. At December 31, 2003, the Company did not have any net unrealized losses on derivative instruments. At December 31, 2004, the unrealized loss (before taxes) on the derivative instruments was $387.

11. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the year ended December 31,
	2002	2003	2004
Net Income	$55,942	$60,528	$77,147
Change in unrealized foreign currency gains	50	244	1,132
Change in net unrealized gains (losses) on derivative instruments	405	—	(232)
Reclassification of FAS 133 transition adjustment to Net Income	147	—	—
Change in unrealized gain on investment securities	—	944	11
Reclassification of unrealized gain on investment securities to realized gain	—	—	(318)

Comprehensive income	$56,544	$61,716	$77,740

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31,
	2003	2004
Foreign currency translation adjustment	$—	$1,132
Unrealized gain on investment securities	944	637
Unrealized loss on derivative instruments	—	(232)

Accumulated other comprehensive income	$944	$1,537

12. Commitments and Contingencies

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

        Federal and state regulators have ongoing investigations of the mutual fund industry as a whole focused on a number of issues, including late trading and market timing, and have sent requests for information to a number of mutual fund companies, broker/dealers and mutual fund distributors, including Affiliates of the Company. The Company believes there will be no material adverse effect as a result of these matters on the financial condition of the Company.

        Certain Affiliates operate under regulatory authorities which require they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the year.

13. Acquisitions

        The Company's Affiliate investments in the year ended December 31, 2002, 2003 and 2004 totaled $152,324, $20,645 and $508,781, respectively. In 2004 the Company completed investments in Genesis Fund Managers, LLP ("Genesis"), TimesSquare Capital Management, LLC ("TimesSquare"), AQR Capital Management, LLC ("AQR"), and certain other existing Affiliates, including Friess Associates, LLC ("Friess"). These investments were made pursuant to the Company's growth strategy designed to generate shareholder value by making investments in mid-sized investment management firms and other strategic transactions designed to expand the Company's participation in its three principal distribution channels.

        The Company acquired a 60% interest in Genesis in June 2004. With offices in London, Guernsey and Chile, Genesis manages approximately $10.8 billion in emerging markets equity investment products, primarily for institutional clients in the United States, United Kingdom, Europe and Australia. Genesis' management team holds the remaining 40% interest. The transaction was financed through the Company's available cash.

        The Company purchased an additional 19% interest in its Affiliate, Friess in November 2004. Friess is the advisor to the Brandywine family of no-load mutual funds and also advises separate portfolios for charitable foundations, major corporations and high net worth individuals. AMG now holds a 70% interest in Friess. The remaining equity ownership of the firm continues to be held by a broad group of Friess professionals. The transaction closed pursuant to the terms of the Company's original investment in Friess in October 2001. The transaction was financed through the Company's available cash.

        The Company acquired a 60% interest in the growth equity business of TimesSquare in November 2004. TimesSquare manages approximately $5.5 billion in growth-oriented small and mid-cap investment products on behalf of approximately 90 institutional clients, including public and corporate pension funds, endowments and foundations, and Taft-Hartley retirement plans. TimesSquare's management team holds the remaining 40% interest. The transaction was financed through the Company's available cash.

        The Company acquired a minority equity interest in AQR in November 2004. AQR is a leading quantitative investment management firm and hedge fund manager, with approximately $13.0 billion in assets under management, over $6.9 billion of which is in hedge fund products. Based in Greenwich, Connecticut, AQR offers quantitatively managed hedge funds and long-only international equity products provided through collective investment vehicles and separate accounts for more than 500 institutional and high net worth clients. This transaction is accounted for under the equity method of accounting. In 2004, the Company's portion of income, net of intangible amortization, was approximately $1,266. This amount is included in "Investment and other income" within the Company's Institutional channel. The transaction was financed through the Company's available cash and borrowings under its senior revolving credit facility.

        In addition to the investments described above, during 2004 the Company also acquired interests in existing Affiliates, which were financed through working capital and the issuance of notes.

        In the year ended December 31, 2003, the Company completed investments in certain existing Affiliates, which were financed through working capital and the issuance of notes.

        In the year ended December 31, 2002, the Company completed investments in Third Avenue Management LLC ("Third Avenue") and certain other existing Affiliates. The Company acquired 60% of New York-based Third Avenue in August 2002. Third Avenue serves as the advisor to the Third Avenue family of no-load mutual funds and the sub-advisor to non-proprietary mutual funds and annuities, and also manages separate accounts for high net worth individuals and institutions. The transaction was financed through the Company's working capital and borrowings under the Company's senior revolving credit facility. During 2002, the Company also made payments to acquire interests in existing Affiliates, which were financed through working capital and the issuance of notes and shares of the Company's common stock.

        The assets and liabilities of the investments in acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as an increase in goodwill. The results of operations of acquired businesses have been included in the

Consolidated Financial Statements beginning as of the date of acquisition. The following table summarizes the net assets acquired during the year ended December 31, 2004:

(dollars in thousands)
Current assets, net	$6,398
Fixed assets	3,459
Definite-lived acquired client relationships	46,591
Indefinite-lived acquired client relationships	47,728
Goodwill	136,960

Net assets acquired	$241,136

        In connection with the Company's investment in AQR in 2004 and in accordance with the equity method of accounting, approximately $85.0 million of acquired client relationships and $165.0 million of goodwill have been classified within Equity Investment in Affiliate. The Company's purchase price allocation for this investment is subject to the finalization of the valuation of acquired client relationships. As a result, these preliminary amounts may be subject to revision in future periods.

        Unaudited pro forma financial results are set forth below, giving consideration to the investments in Third Avenue, Genesis, TimesSquare, AQR and Friess as if such transactions occurred as of the beginning of 2003, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	Year Ended December 31,
	2003	2004
Revenue	$556,470	$712,641
Net Income	75,192	96,595
Earnings per share — basic	$2.36	$3.22
Earnings per share — diluted	$2.00	$2.57

        In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $169,000. If required, these contingent payments will be settled for cash beginning in 2005 and will be accounted for as an adjustment to the purchase price of the Affiliate.

        The Company's operating agreements provide Affiliate managers a conditional right to require AMG to purchase their retained equity interests at certain intervals. Certain agreements also provide AMG a conditional right to require Affiliate managers to sell their retained equity interests to us at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2004, the aggregate amount of these payments would have totaled approximately $710,815. In the event that all such transactions were closed, AMG would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of December 31, 2004, this amount would represent approximately $100,300 on an annualized basis.

14. Goodwill and Acquired Client Relationships

        As described in Note 13, in 2004 the Company completed its investments in Genesis and TimesSquare, acquired additional interests in existing Affiliates and transferred certain interests to Affiliate management. All goodwill acquired during this period is deductible for tax purposes. The increase in goodwill associated with transactions with majority-owned investments, net of the cost of transferred interests, as well as the carrying amounts of goodwill, are reflected in the following table for each of the Company's operating segments, which are discussed in greater detail in Note 20:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2002	$268,534	$289,312	$181,207	$739,053
Goodwill acquired	4,383	6,700	1,471	12,554

Balance, as of December 31, 2003	272,917	296,012	182,678	751,607
Goodwill acquired	26,372	102,272	8,316	136,960

Balance, as of December 31, 2004	$299,289	$398,284	$190,994	$888,567

        The following table reflects the components of intangible assets of majority-owned investments as of December 31, 2003 and 2004:

	2003		2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$233,004	$65,898	$279,595	$84,237
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	197,323	—	245,051	—
Goodwill	751,607	—	888,567	—

        For the Company's majority-owned investments, definite-lived acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 13 years. Amortization expense was $14,529, $16,176 and $18,339 for the years ended December 31, 2002, 2003 and 2004, respectively. The Company estimates that amortization expense will be approximately $22,000 per year from 2005 through 2009, assuming no additional investments in new or existing Affiliates.

        Amortizable acquired client relationships recorded in connection with the Company's investment in AQR in 2004 are amortized using the straight-line method over a weighted average life of approximately 10 years. Amortization expense was $908 from the date of investment through December 31, 2004. The Company estimates that AQR amortization expense will be approximately $8,500 per year from 2005 through 2009, assuming no additional investments in AQR.

        As a result of the issuance of Affiliate equity interests to certain employees (See Note 15), the Company's Affiliate ownership percentage in those Affiliates decreased. Accordingly, the Company reported a decrease in its stockholders' equity and the carrying value of its investment, primarily goodwill and acquired client relationships, of approximately $7.5 million.

15. Stockholders' Equity

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

  Common Stock

        In April 2000, the Company's Board of Directors authorized a share repurchase program permitting AMG to repurchase up to 5% of its issued and outstanding shares of common stock. In July 2002 and April 2003, the Board of Directors approved an increase to the existing share repurchase program, in each case authorizing AMG's repurchase of up to an additional 5% of its issued and outstanding shares of common stock. In January 2004, the Company's Board of Directors authorized share repurchase programs in connection with the issuance of the Company's 2004 PRIDES, pursuant to which the Company was authorized to repurchase (i) up to 3.0 million shares of common stock at the time of the closing of the Company's 2004 PRIDES and (ii) an additional 1.5 million shares through February 2005. The timing and amount of purchases are determined at the discretion of AMG's management. In the year ended December 31, 2003, AMG repurchased 1.1 million shares of common stock at an average price of $30.16 per share. In the year ended December 31, 2004, the Company repurchased 3.5 million shares of common stock at an average price of $55.72 per share.

        In October 2004, the Company entered into a forward equity sale agreement with a major securities firm. Under the terms of the agreement, the Company can elect to deliver a specified number of shares of common stock at any time until October 2005, in exchange for proceeds of approximately $100,000. Alternatively, the Company can cancel the transaction at any time. Upon cancellation, the Company may net settle the forward agreement in stock, cash, or a combination thereof. Under certain circumstances, the Company can be required to settle the forward equity sale agreement by delivering shares of common stock. The Company will not receive any proceeds from the sale of its common stock until settlement of all or a portion of the forward equity sale agreement. In connection with this agreement, the counterparty borrowed approximately 1.9 million shares of AMG common stock in the stock loan market and sold these shares pursuant to AMG's existing shelf registration statement.

  Convertible Securities

        The Company's 2004 PRIDES contain freestanding forward contracts that require holders to purchase shares of the Company's common stock at a certain date in the future. Additionally, the Company's zero coupon and floating rate convertible securities both contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. All of these arrangements and the forward equity sale agreement (described above) meet the definition of equity under FASB Emerging Issues Task Force Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and are not considered derivative instruments under FAS 133 or required to be accounted for separately.

  Stock Option and Incentive Plans

        The Company established the 1997 Stock Option and Incentive Plan (as amended and restated), under which it is authorized to grant options to employees, directors and other key persons. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

        In 2002, the Company's Board of Directors established the 2002 Stock Option and Incentive Plan, under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan has not been approved by the Company's shareholders. There are 3,375,000 shares of the Company's common stock authorized for issuance under this plan.

        The plans are administered by a committee of the Board of Directors. The exercise price of the stock options is the fair market value of the common stock on the date of grant, or such other amount as the committee may determine in accordance with the relevant plan. The options expire seven to ten years after the grant date.

        In December 2003, the Board of Directors approved an amendment to each of the Company's stock option agreements to accelerate the vesting of the then-outstanding unvested options. The shares issuable upon the exercise of the accelerated options remain subject to restrictions on transfer which lapse according to specified schedules, for so long as the option holder remains employed by the Company. In the event the option holder ceases to be employed, the transferability restrictions will remain outstanding until December 2010. All shares received upon exercise remain the property of the holder under any circumstance subject to transfer restrictions.

        The following table summarizes the transactions of the Company's stock option and incentive plans:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding—December 31, 2001	5,117,112	$30.77
Activity in 2002
Options granted	1,452,000	31.43
Options exercised	(167,477)	19.95
Options forfeited	(1,125)	40.11

Unexercised options outstanding—December 31, 2002	6,400,510	$31.20
Activity in 2003
Options granted	1,873,312	43.20
Options exercised	(515,111)	22.46
Options forfeited	(55,407)	37.41

Unexercised options outstanding—December 31, 2003	7,703,304	$34.66
Activity in 2004
Options granted	1,931,250	53.93
Options exercised	(717,577)	27.31
Options forfeited	(122,221)	41.99

Unexercised options outstanding—December 31, 2004	8,794,756	39.39

Exercisable options
December 31, 2002	3,323,803	27.61
December 31, 2003	7,703,304	34.66
December 31, 2004	8,794,756	39.39

        The following table summarizes information about the Company's stock options at December 31, 2004:

	Options Outstanding			Options on Which Transferability Restriction has Lapsed
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Avg. Remaining Contractual Life (years)	Weighted Avg. Exercise Price	Number Outstanding as of 12/31/04	Weighted Avg. Exercise Price
$ 0-10	1,950	3.8	$9.50	1,950	$9.50
10-20	910,685	4.2	18.09	910,685	18.09
20-30	911,975	4.9	25.50	737,314	25.20
30-40	2,426,867	5.2	35.34	2,077,925	35.57
40-50	3,580,154	6.9	44.91	1,486,383	45.11
50-60	75,000	9.3	50.51	18,750	50.51
60-70	888,125	9.9	63.38	—	—

	8,794,756		$39.39	5,233,007	$33.82

        The Company periodically issues Affiliate equity interests to certain Affiliate employees. The estimated fair value of equity granted in these awards, net of estimated forfeitures, is recorded as compensation expense over the service period as equity-based compensation.

16. Earnings Per Share

        The calculation of basic earnings per share is based on the weighted average number of shares of the Company's common stock outstanding during the period. Diluted Earnings per share is similar to basic earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's common stock. The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders. Unlike all other dollar amounts in these Notes, the amounts in the numerator reconciliation are not presented in thousands.

	2002	2003	2004
Numerator:
Net Income	$55,942,000	$60,528,000	$77,147,000
Interest expense on contingently convertible securities, net of taxes	2,069,000	2,293,000	3,016,000

Net income, as adjusted	$58,011,000	$62,821,000	$80,163,000

	2002	2003	2004
Denominator:
Average shares outstanding—basic	33,029,223	31,867,989	29,994,560
Effect of dilutive instruments:
Stock options	836,626	838,788	1,552,613
Forward equity agreement	—	—	41,550
Contingently convertible securities	4,374,742	7,406,263	8,055,953

Average shares outstanding—diluted	38,240,591	40,113,040	39,644,676

        The computation of diluted Earnings per share in the years ended December 31, 2002, 2003 and 2004 excludes the effect of the potential exercise of options to purchase approximately 0.9, 2.9 and 0.9 million common shares, respectively, because the effect would be anti-dilutive. This calculation also excludes the effect of any potential exercise of the forward purchase contract component of the 2001 or 2004 PRIDES because the effect would have been anti-dilutive.

        As discussed more fully in Note 15, in October of 2004, the Company entered into a forward equity sale agreement under which the Company can elect to issue approximately 1.9 million shares and receive proceeds of $100,000 at any time until October 18, 2005. The Company can elect instead to net settle the agreement for cash or stock. In accordance with generally accepted accounting principles, the Company used the treasury stock method and included the potentially issuable shares attributable to this agreement in the computation of diluted earnings per share.

        Also, as more fully discussed in Note 7, the Company had zero coupon convertible notes outstanding in 2002, 2003 and 2004 and floating rate convertible securities outstanding in 2003 and 2004. These notes, which comprise the Company's contingently convertible securities, are convertible into shares of the Company's common stock upon certain conditions. During the fourth quarter of 2004, the Company adopted EITF 04-08. Under EITF 04-08, the aggregate number of shares of common stock that could be issued in the future to settle these securities are deemed outstanding for the purposes of the calculation of earnings per share. This approach, the if-converted method, requires that such shares be deemed outstanding regardless of whether the issuance of those shares could actually be triggered. For this if-converted calculation, the interest expense (net of taxes) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

        For the years ended December 31, 2002, 2003 and 2004, the Company repurchased a total of 872,700, 1,116,750 and 3,486,512 shares, respectively, of common stock under various stock repurchase programs.

17. Financial Instruments and Risk Management

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

(b)   Interest Rate Risk Management

        From time to time, the Company enters into interest rate swaps to reduce exposure to interest rate risk connected to existing liabilities. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps are intended to enable the Company to achieve a level of variable-rate and fixed-rate debt that is acceptable to management and to limit interest rate exposure. The Company agrees with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

(c)   Fair Value

        Financial Accounting Standard No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable and other items as defined in FAS 107.

        Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or by using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale nor are there typically plans to settle liabilities prior to contractual maturity. Additionally, FAS 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible debt, the floating rate senior convertible securities, and the 2004 mandatory convertible debt at December 31, 2004 was $160,560, $483,000 and $300,000 respectively.

18. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2003 and 2004.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$110,247	$116,701	$128,465	$139,616
Operating income	41,922	46,157	50,598	58,838
Income before income taxes	21,662	23,039	27,788	29,343
Net Income	12,997	13,823	16,395	17,313
Earnings per share—diluted	$0.35	$0.36	$0.42	$0.44
	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$151,634	$158,562	$165,846	$183,955
Operating income	61,660	66,412	64,397	75,413
Income before income taxes	30,797	31,534	27,998	38,764
Net Income	18,170	18,920	16,799	23,258
Earnings per share—diluted	$0.47	$0.51	$0.46	$0.58

        The earnings per share measures presented above reflect the retroactive application of EITF 04-08 to each of the periods presented (see Note 1). If the Company did not apply EITF 04-08 to these periods, the measures would have been higher by approximately 15% in 2003 and 17% in 2004.

        In each of the quarters in the year ended December 31, 2004, the Company experienced an increase in revenue, operating income, income before income taxes, Net Income and Earnings per share from the same period in 2003, primarily as a result of positive investment performance and, to a lesser extent, the Company's new investments in 2004. In the third quarter of 2004, the Company reported a one-time charge of $2.5 million on the repurchase of the debt component of certain of its 2001 PRIDES units. This charge contributed to declines in operating income, income before tax and net income from the second quarter of 2004, despite a 5% increase in revenue in this period.

19. Related Party Transactions

        The Company recorded amounts payable to Affiliate partners of $938 and $18,518 in connection with the purchase of additional Affiliate equity interests in 2003 and 2004, respectively. The total amount due to Affiliate partners as of December 31, 2004 was $35,455, of which $17,728 is due in 2005 and is included as a current liability.

20. Segment Information

        Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("FAS 131") establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

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

	2002
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$164,607	$178,140	$139,789	$482,536
Operating expenses:
Depreciation and amortization	1,197	13,057	6,122	20,376
Other operating expenses	89,849	99,091	77,392	266,332

	91,046	112,148	83,514	286,708

Operating income	73,561	65,992	56,275	195,828
Non-operating (income) and expenses:
Investment and other income	(1,222)	(1,295)	(956)	(3,473)
Interest expense	8,573	8,646	7,998	25,217

	7,351	7,351	7,042	21,744

Income before minority interest and income taxes	66,210	58,641	49,233	174,084
Minority interest	(28,176)	(31,400)	(21,270)	(80,846)

Income before income taxes	38,034	27,241	27,963	93,238
Income taxes	15,213	10,898	11,185	37,296

Net Income	$22,821	$16,343	$16,778	$55,942

Total assets	$498,154	$454,613	$290,227	$1,242,994

Goodwill	$268,534	$289,312	$181,207	$739,053

	2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$191,740	$171,798	$131,491	$495,029
Operating expenses:
Depreciation and amortization	1,560	14,154	6,693	22,407
Other operating expenses	102,061	96,769	76,277	275,107

	103,621	110,923	82,970	297,514

Operating income	88,119	60,875	48,521	197,515
Non-operating (income) and expenses:
Investment and other income	(2,861)	(1,846)	(3,538)	(8,245)
Interest expense	9,237	7,235	6,504	22,976

	6,376	5,389	2,966	14,731

Income before minority interest and income taxes	81,743	55,486	45,555	182,784
Minority interest	(33,487)	(28,800)	(18,665)	(80,952)

Income before income taxes	48,256	26,686	26,890	101,832
Income taxes	19,578	10,831	10,895	41,304

Net Income	$28,678	$15,855	$15,995	$60,528

Total assets	$628,417	$560,483	$330,305	$1,519,205

Goodwill	$272,917	$296,012	$182,678	$751,607

	2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$255,153	$265,770	$139,074	$659,997
Operating expenses:
Depreciation and other amortization	1,658	13,905	9,145	24,708
Other operating expenses	139,972	146,360	81,075	367,407

	141,630	160,265	90,220	392,115

Operating income	113,523	105,505	48,854	267,882
Non-operating (income) and expenses:
Investment and other income	(4,343)	(2,871)	(1,246)	(8,460)
Interest expense	12,746	12,142	6,837	31,725

	8,403	9,271	5,591	23,265

Income before minority interest and taxes	105,120	96,234	43,263	244,617
Minority interest	(44,078)	(50,541)	(20,905)	(115,524)

Income before income taxes	61,042	45,693	22,358	129,093
Income taxes	24,566	18,371	9,009	51,946

Net Income	$36,476	$27,322	$13,349	$77,147

Total assets	$719,307	$844,454	$369,660	$1,933,421

Goodwill	$299,289	$398,284	$190,994	$888,567

        As of December 31, 2004 an equity method investment of approximately $252,000 included in the total assets of the Institutional segment.

21. Subsequent Events

        On January 14, 2005, the Company completed, through its Affiliate, Managers Investment Group, LLC (the successor to The Managers Funds LLC), the acquisition of approximately $3.0 billion of assets under management from Fremont Investment Advisors, Inc. ("FIA"). The acquisition includes the Fremont Funds, a diversified family of 12 no-load mutual funds managed by independent sub-advisors and investment professionals at FIA, as well as FIA assets in separate accounts and 401(k) plans. The transaction was financed through the Company's available cash.

Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Balance End of Period
Income Tax Valuation Allowance Year Ending December 31,
2004	$6,615	$3,722	$10,337
2003	4,810	1,805	6,615
2002	1,796	3,014	4,810

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors
of Affiliated Managers Group, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated March 15, 2005 included in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2005

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We review on an ongoing basis and document our disclosure controls and procedures, and our internal controls and procedures over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting."

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to our directors and officers and our codes of ethics is set forth in our proxy statement for our 2005 Annual Meeting of stockholders (to be filed within 120 days after December 31, 2004) (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

        Information relating to principal accountant fees and services is set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements: See Item 8 of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedule: See Item 8 of this Annual Report on Form 10-K.
	(3)	Exhibits: See the Exhibit Index attached hereto and incorporated by reference herein.
(b)	Reports on Form 8-K
We filed the following Current Report on Form 8-K during the quarter ended December 31, 2004.
	1.	On October 15, 2004, we filed a Current Report on Form 8-K under Items 1.01 and 9.01.
	2.	On October 27, 2004, we furnished a Current Report on Form 8-K under 2.02, 5.02 and 9.01.
	3.	On November 2, 2004, we filed a Current Report on Form 8-K under Items 7.01 and 9.01.
	4.	On November 24, 2004, we filed a Current Report on Form 8-K under Items 7.01, 8.01 and 9.01.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 14, 2005	By:	/s/ SEAN M. HEALEY Sean M. Healey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM J. NUTT (William J. Nutt)	Chairman of the Board of Directors	March 14, 2005
/s/ SEAN M. HEALEY (Sean M. Healey)	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 14, 2005
/s/ DARRELL W. CRATE (Darrell W. Crate)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 14, 2005
/s/ RICHARD E. FLOOR (Richard E. Floor)	Director	March 14, 2005
/s/ STEPHEN J. LOCKWOOD (Stephen J. Lockwood)	Director	March 14, 2005
/s/ HAROLD J. MEYERMAN (Harold J. Meyerman)	Director	March 14, 2005
/s/ ROBERT C. PUFF, JR. (Robert C. Puff, Jr.)	Director	March 14, 2005
/s/ RITA M. RODRIGUEZ (Rita M. Rodriguez)	Director	March 14, 2005

Exhibit Index

1.1	Pricing Agreement, dated as of October 13, 2004, among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International (17)
2.1	Purchase Agreement dated August 15, 1997 by and among the Registrant, Tweedy, Browne Company L.P. and the partners of Tweedy, Browne Company L.P. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
2.2	Agreement and Plan of Reorganization dated August 15, 1997 by and among the Registrant, AMG Merger Sub, Inc., GeoCapital Corporation, GeoCapital, LLC and the stockholders of GeoCapital Corporation (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
2.3	Stock Purchase Agreement dated as of January 17, 1996 by and among the Registrant, First Quadrant Holdings, Inc., Talegen Holdings, Inc., certain employees of First Quadrant Corp. and the other parties identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
2.4	Amendment to Stock Purchase Agreement by and among the Registrant, First Quadrant Holdings, Inc., Talegen Holdings, Inc., certain managers of First Quadrant Corp. and the Management Corporations identified therein, effective as of March 28, 1996 (2)
2.5	Partnership Interest Purchase Agreement dated as of June 6, 1995 by and among the Registrant, Mesirow Asset Management, Inc., Mesirow Financial Holdings, Inc., Skyline Asset Management, L.P., certain managers of Mesirow Asset Management, Inc. and the Management Corporations identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
2.6	Amendment, made by and among Mesirow Financial Holdings, Inc. and the Registrant, to Partnership Interest Purchase Agreement by and among the Registrant, Mesirow Asset Management, Inc., Mesirow Financial Holdings, Inc., Skyline Asset Management, L.P., certain managers of Mesirow Asset Management, Inc. and the Management Corporations identified therein, effective as of August 30, 1995 (2)
2.7	Agreement and Plan of Reorganization dated January 15, 1998 by and among the Registrant, Constitution Merger Sub, Inc., Essex Investment Management Company, Inc. and certain of the stockholders of Essex Investment Management Company, Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)
2.8	Amendment to Agreement and Plan of Reorganization dated March 19, 1998 by and among the Registrant, Constitution Merger Sub, Inc., Essex Investment Management Company, Inc. and certain of the stockholders of Essex Investment Management Company, Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)
2.9	Stock Purchase Agreement dated November 9, 1998 by and among the Registrant, Edward C. Rorer & Co., Inc. and the stockholders of Edward C. Rorer & Co., Inc. (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (4)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated By-laws (2)
3.3	Certificate of Designations, Preferences and Rights of a Series of Stock (5)

4.1	Specimen certificate for shares of common stock of the Registrant (1)
4.2	Credit Agreement dated as of August 7, 2002 between the Registrant, Bank of America, N.A., as Administrative Agent and Swingline Lender, The Bank of New York as Syndication Agent, Bank of America Securities, LLC, as Lead Arranger and Sole Book Manager, and the Financial Institutions named therein as Lenders (excluding exhibits and schedules, which we agree to furnish supplementally to the Securities and Exchange Commission upon request), including an amended schedule of lender commitments reflecting the increase of commitments to $250,000,000 (13)
4.3	Stock Purchase Agreement dated November 7, 1995 by and among the Registrant, TA Associates, NationsBank, The Hartford, and the additional parties listed on the signature pages thereto (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
4.4	Preferred Stock and Warrant Purchase Agreement dated August 15, 1997 between the Registrant and Chase Equity Associates (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
4.5	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement dated as of October 9, 1997 between the Registrant and Chase Equity Associates (2)
4.6	Securities Purchase Agreement dated August 15, 1997 between the Registrant and Chase Equity Associates (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
4.7	Securities Purchase Agreement Amendment No. 1 dated as of October 9, 1997 between the Registrant and Chase Equity Associates (2)
4.8	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, dated as of May 1, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (10)
4.9	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, dated as of May 7, 2001, First Union National Bank, Trustee (10)
4.10	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement, dated as of May 7, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (10)
4.11	Indenture, dated December 21, 2001, between the Registrant and First Union National Bank, as Trustee (12)
4.12	First Supplemental Indenture, dated December 21, 2001, between the Registrant and First Union National Bank, as Trustee (12)
4.13	Purchase Contract Agreement, dated December 21, 2001, between the Registrant and First Union National Bank, as Purchase Contract Agent (12)
4.14	Pledge Agreement, dated December 21, 2001, between the Registrant and First Union National Bank, as Collateral Agent, Custodial Agent, Purchase Contract Agent and Securities Intermediary (12)
4.15	Remarketing Agreement, dated December 21, 2001, by and among the Registrant, First Union National Bank, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Remarketing Agent and Reset Agent (12)
4.16	Form of Income Prides Certificate (included as Exhibit A to Exhibit 4.13) (12)
4.17	Form of Growth Prides Certificate (included as Exhibit B to Exhibit 4.13) (12)
4.18	Form of 6% Senior Note (included as part of Exhibit 4.12) (12)

4.19	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, dated as of May 1, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (10)
4.20	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, dated as of May 7, 2001, First Union National Bank, Trustee (10)
4.21	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement, dated as of May 7, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (10)
4.22	Floating Rate Convertible Senior Debentures due February 25, 2033 Purchase Agreement, dated as of February 19, 2003, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated (1)
4.23	Floating Rate Convertible Senior Debentures due February 25, 2033 Indenture, dated as of February 19, 2003, The Bank of New York, Trustee (1)
4.24	Floating Rate Convertible Senior Debentures due February 25, 2033 Registration Rights Agreement, dated as of February 25, 2003, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated (1)
4.25	Purchase Agreement (2004 PRIDES), dated February 6, 2004, by and among Affiliated Managers Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (14)
4.26	Second Supplemental Indenture, dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Trustee (14)
4.27	Purchase Contract Agreement (2004 PRIDES), dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Purchase Contract Agent (14)
4.28	Pledge Agreement (2004 PRIDES), dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Collateral Agent, Custodial Agent, Purchase Contract Agent and Securities Intermediary (14)
4.29	Remarketing Agreement (2004 PRIDES), dated February 12, 2004, by and among Affiliated Managers Group, Inc., The Bank of New York, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Remarketing Agent and Reset Agent (14)
4.30	Registration Rights Agreement (2004 PRIDES), dated February 12, 2004, by and among Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (14)
4.31	Form of 4.125% Senior Note (2004 PRIDES) (included as part of Exhibit 4.25)
4.32	Form of Income Prides Certificate (2004 PRIDES) (included as Exhibit A to Exhibit 4.26)
4.33	Form of Growth Prides Certificate (2004 PRIDES) (included as Exhibit B to Exhibit 4.26)
4.34	Amendment No. 1, dated as of February 19, 2003, to the Credit Agreement dated as of August 7, 2002 between the Registrant, Bank of America, N.A., as Administrative Agent, and The Bank of New York as Syndication Agent and the Lenders named therein (1)
4.35	Amendment No. 2, dated as of February 10, 2004, to the Credit Agreement dated as of August 7, 2002, as previously amended, between the Registrant, Bank of America, N.A., as Administrative Agent, The Bank of New York as Syndication Agent, and the Lenders named therein (1)

10.1	Amended and Restated Stockholders' Agreement dated October 9, 1997 by and among the Registrant and TA Associates, NationsBank, The Hartford, Chase Capital and the additional parties listed on the signature pages thereto (2)
10.2	Tweedy, Browne Company LLC Limited Liability Company Agreement dated October 9, 1997 by and among the Registrant and the other members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.3	GeoCapital, LLC Amended and Restated Limited Liability Company Agreement dated September 30, 1997 by and among the Registrant and the members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.4	First Quadrant, L.P. Amended and Restated Limited Partnership Agreement dated March 28, 1996 by and among the Registrant and the partners identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.5	Amendment to First Quadrant, L.P. Amended and Restated Limited Partnership Agreement by and among the Registrant and the partners identified therein, effective as of October 1, 1996 (2)
10.6	Second Amendment to First Quadrant, L.P. Amended and Restated Limited Partnership Agreement by and among the Registrant and the partners identified therein, effective as of December 31, 1996 (2)
10.7	First Quadrant U.K., L.P. Limited Partnership Agreement dated March 28, 1996 by and among the Registrant and the partners identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.8	Skyline Asset Management, L.P. Amended and Restated Limited Partnership Agreement dated August 31, 1995 by and among the Registrant and the partners identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (2)
10.9	Amendment to Skyline Asset Management, L.P. Amended and Restated Limited Partnership Agreement by and among the Registrant and the partners identified therein, effective as of August 1, 1996 (2)
10.10	Second Amendment to Skyline Asset Management, L.P. Amended and Restated Limited Partnership Agreement by and among the Registrant and the partners identified therein, effective as of December 31, 1996 (2)
10.11†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan (1)
10.12†	Affiliated Managers Group. Inc. 1995 Incentive Stock Plan (2)
10.13	Form of Tweedy, Browne Employment Agreement (2)
10.14	Essex Investment Management Company, LLC Amended and Restated Limited Liability Company Agreement dated March 20, 1998 by and among the Registrant and the members identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (3)
10.15	Form of Essex Employment Agreement (3)

10.16	Rorer Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated January 6, 1999 by and among the Registrant and the members identified therein (excluded schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (6)
10.17	Form of Rorer Employment Agreement (6)
10.18†	Affiliated Managers Group, Inc. Defined Contribution Plan (8)
10.19	Purchase Agreement dated as of August 28, 2001 by and among the Registrant, Friess Associates, Inc., Friess Associates of Delaware, Inc., the Stockholders of Friess Associates, Inc., the Stockholders of Friess Associates of Delaware, Inc., NCCF Support, Inc. and The Community Foundation of Jackson Hole (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)
10.20	Friess Management Owner Purchase Agreement dated as of August 28, 2001 by and among the Registrant and the management owner parties thereto (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)
10.21	Employment Agreement dated August 28, 2001 by and among FA (WY) Acquisition Company, Inc., Friess Associates, LLC and Foster S. Friess (11)
10.22	Form of Employment Agreement dated August 28, 2001 by and among FA (DE) Acquisition Company, LLC and Friess Associates of Delaware, LLC, or FA (WY) Acquisition Company, Inc. and Friess Associates, LLC, and each of Messrs. William F. D'Alonzo, Jon S. Fenn and John P. Ragard, as applicable (11)
10.23	Form of Put Option Agreement dated August 28, 2001 with respect to Messrs. William F. D'Alonzo, Jon S. Fenn, Foster S. Friess and John P. Ragard (11)
10.24	Form of Make-Whole Bonus Agreement dated August 28, 2001 with respect to Messrs. William F. D'Alonzo, Jon S. Fenn, Foster S. Friess and John P. Ragard (11)
10.25	Friess Associates, LLC Amended and Restated Limited Liability Company Agreement dated as of August 28, 2001 by and among the persons identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)
10.26	Friess Associates of Delaware, LLC Amended and Restated Limited Liability Company Agreement dated as of August 28, 2001 by and among the persons identified therein (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (11)
10.27†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan (9)
10.28†	Affiliated Managers Group, Inc. 2002 Stock Option and Incentive Plan (1)
10.29	(AMG) LLC Interest Purchase Agreement by and among the Registrant and the parties thereto, dated as of February 5, 2003 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Commission upon request) (1)
10.30†	Amended and Restated 1997 Stock Option and Incentive Plan (15)
10.31†	Amended and Restated 2002 Stock Option and Incentive Plan (15)
10.32	Amended and Restated Credit Agreement, dated as of August 17, 2004, by and among the Registrant, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, The Bank of New York, as documentation agent, and the several lenders from time to time parties thereto (16)

10.33	Credit Agreement, dated as of August 30, 2004, by and among the Registrant, The Bank of New York, as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as lenders (16)
10.34	Pledge and Security Agreement, dated as of August 17, 2004, by and among the Registrant, the Bank of America, N.A., as agent, and the several lenders from time to time parties to the Amended and Restated Credit Agreement (16)
10.35	Pledge and Security Agreement, dated as of August 30, 2004, by and among the Registrant, The Bank of New York, as agent, and the several lenders from time to time parties to the Credit Agreement (16)
10.36	Confirmation of Forward Stock Sale Transaction, dated as of October 13, 2004, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International (17)
21.1	Schedule of Subsidiaries (1)
23.2	Consent of PricewaterhouseCoopers LLP (1)
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

†
Indicates a management contract or compensatory plan

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

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2002

(14)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2004

(15)
Incorporated by reference to the Registrant's Quarterly Report or Form 10-Q filed May 10, 2004

(16)
Incorporated by reference to the Registrar's Current Report on Form 8-K filed September 3, 2004

(17)
Incorporated by reference to the Registrant's Current Report or Form 8-K filed October 15, 2004