Form 10-Q
period 2005-03-31
AFFILIATED MANAGERS GROUP INC
filed 2005-05-10
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        There were 33,510,343 shares of the registrant's common stock outstanding as of May 6, 2005.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$140,277	$122,653
Short-term investments	21,173	—
Investment advisory fees receivable	91,487	109,542
Prepaid expenses and other current assets	24,795	28,554

Total current assets	277,732	260,749
Fixed assets, net	40,953	42,051
Equity investment in Affiliate	252,597	253,239
Acquired client relationships, net	440,409	445,441
Goodwill	888,567	887,328
Other assets	33,163	34,283

Total assets	$1,933,421	$1,923,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$114,350	$105,251
Payables to related party	17,728	8,080

Total current liabilities	132,078	113,331
Senior debt	126,750	126,750
Senior convertible debt	423,958	424,107
Mandatory convertible securities	300,000	300,000
Deferred income taxes	124,168	129,070
Other long-term liabilities	31,397	26,580

Total liabilities	1,138,351	1,119,838
Commitments and contingencies (Note 8)	—	—
Minority interest	87,378	66,662
Stockholders' equity:
Common stock	387	387
Additional paid-in capital	566,776	567,158
Accumulated other comprehensive income	1,537	2,754
Retained earnings	384,119	409,672

	952,819	979,971
Less: treasury stock, at cost	(245,127)	(243,380)

Total stockholders' equity	707,692	736,591

Total liabilities and stockholders' equity	$1,933,421	$1,923,091

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2004	2005
Revenue	$151,634	$201,612
Operating expenses:
Compensation and related expenses	57,291	81,212
Selling, general and administrative	23,321	33,799
Amortization of intangible assets	4,101	5,736
Depreciation and other amortization	1,539	1,534
Other operating expenses	3,722	4,839

	89,974	127,120

Operating income	61,660	74,492

Non-operating (income) and expenses:
Investment and other income	(1,884)	(4,178)
Interest expense	7,315	8,070

	5,431	3,892

Income before minority interest and income taxes	56,229	70,600
Minority interest	(25,432)	(29,385)

Income before income taxes	30,797	41,215
Income taxes—current	4,549	8,000
Income taxes—intangible-related deferred	6,083	7,430
Income taxes—other deferred	1,995	232

Net Income	$18,170	$25,553

Earnings per share—basic	$0.60	$0.77
Earnings per share—diluted(1)	$0.47	$0.61
Average shares outstanding—basic	30,310,432	33,311,259
Average shares outstanding—diluted(1)	39,974,682	44,075,669
Supplemental disclosure of total comprehensive income:
Net Income	$18,170	$25,553
Other comprehensive income	250	1,217

Total comprehensive income	$18,420	$26,770

(1)
See Note 7 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2004	2005
Cash flow from (used in) operating activities:
Net Income	$18,170	$25,553
Adjustments to reconcile Net Income to cash flow from (used in) operating activities:
Amortization of intangible assets	4,101	5,736
Amortization of debt issuance costs	904	745
Depreciation and amortization of fixed assets	1,539	1,534
Deferred income tax provision	8,078	7,662
Accretion of interest	154	474
Income from equity method investment, net	—	(3,002)
Tax benefit from exercise of stock options	5,509	395
Other investment income	—	(657)
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(8,832)	(18,055)
Decrease in other current assets	1,549	857
Decrease in non-current other receivables	711	331
Decrease in accounts payable, accrued expenses and other liabilities	(20,084)	(10,480)
Increase (decrease) in minority interest	7	(19,487)

Cash flow from (used in) operating activities	11,806	(8,394)

Cash flow from (used in) investing activities:
Costs of investments in Affiliates, net of cash acquired	(4,114)	(15,498)
Purchase of fixed assets	(1,295)	(2,633)
Purchase of investment securities	(3,675)	(5,930)
Sale of investment securities.	658	24,062
Distributions received from equity method investment	—	2,361
Increase in other assets	(106)	—

Cash flow from (used in) investing activities	(8,532)	2,362

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	5,000
Repayments of senior bank debt	—	(5,000)
Issuance of convertible securities	300,000	—
Issuance of common stock	11,414	1,741
Repurchase of common stock	(194,420)	—
Issuance costs	(9,715)	(243)
Repayments of notes payable and other liabilities	(4,584)	(12,805)

Cash flow from (used in) financing activities	102,695	(11,307)

Effect of foreign exchange rate changes on cash flow	—	(285)
Net increase (decrease) in cash and cash equivalents	105,969	(17,624)
Cash and cash equivalents at beginning of period	224,282	140,277

Cash and cash equivalents at end of period	$330,251	$122,653

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$—	$3,002
Payable recorded to settle forward equity sale agreement	—	1,113

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("Company" or "AMG") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments instead of cash equivalents. These reclassifications had no impact on our results of operations or changes in stockholders' equity. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2.     Senior Debt

        The components of senior debt are as follows:

	December 31, 2004	March 31, 2005
Senior revolving credit facility	$51,000	$51,000
Senior notes due 2006	75,750	75,750

	$126,750	$126,750

Senior Revolving Credit Facility

        The Company has a senior revolving credit facility ("Facility") with a syndicate of major commercial banks under which the Company may borrow up to $405,000 at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit ratings. The Facility has a maturity date of August 2007; subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility up to an aggregate of $450,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by the Company.

Senior Notes due 2006

        In December 2001, the Company issued $230,000 of mandatory convertible securities ("2001 PRIDES"). Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of the Company's common stock on November 17, 2004, with the number of shares determined based upon the average trading price of the Company's common stock for a period preceding that date.

        Following the August 2004 repurchase of $154,250 in aggregate principal amount of the senior notes component of the 2001 PRIDES and settlement of the forward purchase contracts in November 2004, $75,750 in aggregate principal amount of the senior notes component of the 2001 PRIDES (the "Senior Notes due 2006") remain outstanding, with an interest rate of 5.41% and a maturity date of November 2006.

3.     Senior Convertible Debt

	December 31, 2004	March 31, 2005
Zero coupon senior convertible notes	$123,958	$124,107
Floating rate senior convertible securities	300,000	300,000

	$423,958	$424,107

Zero Coupon Senior Convertible Notes

        In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the Company's 2003 repurchase of $116,500 principal amount, $134,500 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, through June 30, 2005 a holder may convert such security into common stock by following the conversion procedures in the indenture; the zero coupon convertible notes may cease to be convertible in the future.

Floating Rate Senior Convertible Securities

        In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 ("floating rate convertible securities"). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the

Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock as of March 31, 2005, upon conversion a holder of each security would receive an additional 1.426 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

        The Company entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150,000 of the floating rate convertible securities. For the period through February 2008, the Company will pay a weighted average fixed rate of 3.3% on that notional amount.

4.     Mandatory Convertible Securities

        In February 2004, the Company issued $300,000 of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $7,000, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company's common stock as of March 31, 2005, the purchase contracts would have a settlement rate of 16.121.

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

5.     Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2004	2005
Federal:
Current	$3,980	$7,368
Deferred	7,068	7,057
State:
Current	569	632
Deferred	1,010	605

Provision for income taxes	$12,627	$15,662

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2004	March 31, 2005
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$10,362	$10,789
Intangible asset amortization	(116,417)	(120,150)
Deferred compensation	320	1,266
Convertible securities interest	(8,704)	(9,841)
Accruals	608	(357)

	(113,831)	(118,293)
Valuation allowance	(10,337)	(10,777)

Net deferred income taxes	$(124,168)	$(129,070)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes its goodwill and certain other intangible assets for tax purposes only, reducing its tax basis below carrying value for financial statement purposes. The Company's floating rate convertible securities currently generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

        At March 31, 2005, the Company had state net operating loss carryforwards that will expire over the next 15-year period. The Company also has state tax credit carryforwards that will expire over the next 10-year period. The valuation allowances at December 31, 2004 and March 31, 2005 are related to the uncertainty of the realization of most of these loss and credit carryforwards. The realization of these assets depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended March 31, 2005 is principally attributable to state net operating losses during this period.

6.     Forward Equity Sale Agreement

        In March and April 2005, the Company cancelled a forward equity sale agreement, net settling the agreement for approximately $14,000 in cash. Approximately 8% was cancelled in the three months ended March 31, 2005, with the remainder cancelled in April 2005. This payment was recorded as a reduction to stockholders' equity.

7.     Earnings Per Share

        The calculation of basic earnings per share is based on the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's common stock. The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share. Unlike all other dollar amounts in these Notes, the amounts in the numerator reconciliation are not presented in thousands.

	For the Three Months Ended March 31,
	2004	2005
Numerator:
Net Income	$18,170,000	$25,553,000
Interest expense on contingently convertible securities, net of taxes	607,000	1,294,000

Net Income, as adjusted	$18,777,000	$26,847,000

Denominator:
Average shares outstanding—basic	30,310,432	33,311,259
Effect of dilutive instruments:
Stock options	1,644,921	2,168,697
Forward equity sale agreement	—	307,300
Contingently convertible securities	8,019,329	8,288,413

Average shares outstanding—diluted	39,974,682	44,075,669

        The calculations of diluted earnings per share for the three months ended March 31, 2004 and 2005 exclude the effect of any potential exercise of the forward purchase contract component of the 2001 and 2004 PRIDES, as applicable, because the effect would have been anti-dilutive. The Company used the treasury stock method to measure the potentially issuable shares attributable to the forward equity sale agreement in the calculation of diluted earnings per share.

        Also, as more fully discussed in Note 3, the Company had zero coupon convertible notes and floating rate convertible securities outstanding during the three months ended March 31, 2004 and 2005. These notes are convertible into shares of the Company's common stock upon certain conditions. The aggregate number of shares of common stock that could be issued in the future to settle these securities are deemed outstanding for the purposes of the calculation of earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the issuance of those shares could actually be triggered. For this if-converted calculation, the interest expense (net of taxes) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

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

9.     Related Party Transactions

        The Company periodically records amounts payable to Affiliate partners in connection with the purchase of additional Affiliate equity interests. The total amount due to Affiliate partners as of March 31, 2005 was $21,715, of which $8,080 is due within one year and is included as a current liability.

10.   Equity-Based Compensation Plans

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" encourages but does not require adoption of a fair value method for equity-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma Net Income and earnings per share as if the fair value method had been applied in measuring compensation cost.

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

	For the Three Months Ended March 31,
	2004	2005
Net Income—as reported	$18,170	$25,553
Less: Stock-based compensation expense determined under fair value method, net of tax	—	38

Net Income—FAS 123 pro forma	$18,170	$25,515

Earnings per share—basic—as reported	$0.60	$0.77
Earnings per share—basic—FAS 123 pro forma	0.60	0.77
Earnings per share—diluted—as reported	0.47	0.61
Earnings per share—diluted—FAS 123 pro forma	0.47	0.61

11.   Segment Information

        Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

        Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with mutual funds. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs. Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company's reported revenue but instead is included (net of operating expenses, including amortization) in "Investment and other income," and reported in the distribution channel in which the Affiliate operates. In the case of Affiliates with transaction-based brokerage fee businesses, revenue reported in each distribution channel includes fees earned for transactions on behalf of clients in that channel.

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

Statements of Income

	For the Three Months Ended March 31, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$60,303	$55,241	$36,090	$151,634
Operating expenses:
Depreciation and amortization	383	3,283	1,974	5,640
Other operating expenses	33,684	29,866	20,784	84,334

	34,067	33,149	22,758	89,974

Operating income	26,236	22,092	13,332	61,660
Non-operating (income) and expenses:
Investment and other income	(1,114)	(389)	(381)	(1,884)
Interest expense	3,021	2,472	1,822	7,315

	1,907	2,083	1,441	5,431

Income before minority interest and income taxes	24,329	20,009	11,891	56,229
Minority interest	(9,622)	(10,524)	(5,286)	(25,432)

Income before income taxes	14,707	9,485	6,605	30,797
Income taxes	6,030	3,889	2,708	12,627

Net Income	$8,677	$5,596	$3,897	$18,170

	For the Three Months Ended March 31, 2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$80,941	$88,048	$32,623	$201,612
Operating expenses:
Depreciation and other amortization	539	4,396	2,335	7,270
Other operating expenses	48,361	51,225	20,264	119,850

	48,900	55,621	22,599	127,120

Operating income	32,041	32,427	10,024	74,492

Non-operating (income) and expenses:
Investment and other income	(903)	(3,192)	(83)	(4,178)
Interest expense	3,181	3,745	1,144	8,070

	2,278	553	1,061	3,892

Income before minority interest and income taxes	29,763	31,874	8,963	70,600
Minority interest	(10,441)	(14,793)	(4,151)	(29,385)

Income before income taxes	19,322	17,081	4,812	41,215
Income taxes	7,343	6,491	1,828	15,662

Net Income	$11,979	$10,590	$2,984	$25,553

Balance Sheet Information
Total assets as of December 31, 2004	$719,307	$844,454	$369,660	$1,933,421

Total assets as of March 31, 2005	$670,293	$948,113	$304,685	$1,923,091

12.   Acquisitions

        In January 2005, through Managers Investment Group LLC, the Company completed the acquisition of approximately $3.0 billion of assets under management from Fremont Investment Advisors, Inc. ("FIA"). The acquisition includes the Fremont Funds, a diversified family of 12 no-load mutual funds managed by independent sub-advisors and investment professionals at FIA, as well as FIA assets in separate accounts and 401(k) plans. The transaction was financed through available cash. The Company's purchase price allocation for this investment is subject to the finalization of the valuation of acquired client relationships. Additionally, during the three months ended March 31, 2005, the Company acquired interests in existing Affiliates which were financed principally through working capital. The effect of these investments has been included in the Consolidated Financial Statements from the date of acquisition.

        During the three months ended March 31, 2005, the Company completed the purchase price allocation for its November 2004 investment in AQR Capital Management, LLC. In accordance with the equity method of accounting, approximately $80,000 of the purchase price was allocated to acquired client relationships, with the remainder allocated principally to goodwill. These assets are classified on the Company's balance sheet within "Equity investment in Affiliate."

        The Company's operating agreements provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. The agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. With the Company's approval, partners are also permitted to sell their equity interests to other individuals or entities. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2005, the aggregate amount of these payments would have totaled approximately $734,501. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of March 31, 2005, this amount would represent approximately $103,812 on an annualized basis.

        In connection with the Company's investments in certain Affiliates, in the event specified financial targets are achieved at such Affiliates, the Company would be required to make additional payments of approximately $178,000. Payments under these arrangements, if required, are not expected to exceed $10,000 for the twelve-month period ended March 31, 2006. If these payments occur, they will be recorded as goodwill.

13.   Goodwill and Acquired Client Relationships

        During the three months ended March 31, 2005, the Company completed its acquisition of the FIA assets under management and repurchased certain interests from Affiliate management. In this period, the Company also issued Affiliate equity interests to certain employees. The following table presents the change in goodwill associated with such transactions net of these transferred and repurchased interests. All goodwill acquired during this period is deductible for tax purposes.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2004	$299,289	$398,284	$190,994	$888,567
Goodwill acquired, net	3,495	(2,587)	(2,147)	(1,239)

Balance, as of March 31, 2005	$302,784	$395,697	$188,847	$887,328

        The following table reflects the components of intangible assets of majority-owned investments as of December 31, 2004 and March 31, 2005:

	December 31, 2004		March 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$279,595	$84,237	$279,213	$89,973
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	245,051	—	256,201	—
Goodwill	888,567	—	887,328	—

        For the Company's majority-owned investments, definite-lived acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 12 years. Amortization expense was $4,101 and $5,736 for the three months ended March 31, 2004 and 2005, respectively. The Company estimates that amortization expense will be approximately $23,000 for the next 5 years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investment in AQR are amortized using the straight-line method over approximately 10 years. Amortization expense was zero and $1,998 for the three months ended March 31, 2004 and 2005, respectively. The Company estimates that AQR amortization expense will be approximately $7,990 per year through 2014.

        As a result of the issuance of Affiliate equity interests to certain employees, the Company's Affiliate ownership percentage in those Affiliates decreased. Accordingly, goodwill and acquired client relationships decreased by approximately $4,700.

14.   Recent Accounting Developments

        In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("FAS 123(R)"), requiring the measurement of the cost of all employee share-based payments (including stock option awards) in financial statements using a fair-value based method. The Company is required to adopt FAS 123(R) in the first quarter of 2006. Although the Company continues to assess the impact of the adoption of FAS 123(R), the adoption is not expected to have a material impact on its Consolidated Statement of Income.

        In March 2005, the Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF Issue No. 04-05 ("EITF 04-05"), which provides a new framework for addressing when a general partner in a limited partnership controls the partnership. The EITF directed the FASB staff to seek public comment on the impact of EITF 04-05, which will then be considered by the EITF in reaching its final consensus. Depending on the EITF's determinations, the Company's Affiliates may be required to consolidate certain investment partnerships in which they hold a general partner interest.

15.   Subsequent Event

        On April 19, 2005, the Company entered into a definitive agreement to acquire First Asset Management Inc., a privately held Canadian asset management holding company, for approximately $250,000 (approximately 90% of which is expected to be paid in cash and the remainder with shares of the Company's common stock). Upon the closing of this investment, the Company will own equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investment Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation. Together, these investment management firms manage approximately $23 billion through approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income and venture capital products. Based in Toronto, Montreal, and Vancouver, these firms serve a wide range of institutional investors and high net worth individuals throughout the Canadian marketplace. This transaction is expected to close in the third quarter of 2005, subject to transaction-related closing conditions, including regulatory approvals.

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business-Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2004, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). Pro forma for our pending acquisition of First Asset Management Inc., as of March 31, 2005 our affiliated investment management firms managed approximately $155 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

        Since December 31, 2003, we completed Affiliate investments in Genesis Fund Managers, LLP ("Genesis"), AQR Capital Management, LLC ("AQR") and TimesSquare Capital Management, LLC ("TimesSquare"), as well as an additional investment in Friess Associates, LLC and our acquisition of the assets of Fremont Investment Advisors, Inc.

        In June 2004, we completed the acquisition of a 60 percent interest in Genesis, a manager of emerging markets equity securities with operations in London, Chile and Guernsey. Founded in 1989, Genesis employs a bottom-up research and stock selection process and seeks capital growth while limiting country risk through geographic diversification. Genesis manages approximately $11 billion in assets in separate accounts, commingled portfolios and closed-end funds for institutional clients in the U.S., Europe and Australia.

        In November 2004, we completed the acquisition of a significant minority interest in AQR. Greenwich, Connecticut-based AQR is a quantitatively focused firm with approximately $13 billion in assets under management, over half of which are in its hedge fund products. AQR serves more than 500 clients with its quantitative hedge fund and long-only international equity products provided through collective investment vehicles and separate accounts.

        In November 2004, we also completed our investment in the equity business of New York-based TimesSquare Capital Management, an investment manager of small- and mid-cap growth products. TimesSquare's equity investment team manages approximately $5.5 billion on behalf of approximately 100 institutional clients, including public and corporate pension funds, endowments and foundations, and Taft-Hartley retirement plans.

        In January 2005, we completed the formation of Managers Investment Group LLC ("Managers" or "Managers Investment Group," the successor to The Managers Funds LLC), a distribution platform designed to expand our Affiliates' product offerings and distribution capabilities by leveraging our product development, packaging, sales and support expertise. Managers operates as a single point of contact for retail intermediaries, offering more than 75 Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans. Managers has offices located throughout the United States, and is supported by a broad and experienced marketing and wholesaling teams, which includes a significant external and internal sales force dedicated to providing sales and client services support. Also in January 2005, through Managers, we completed the acquisition of approximately $3.0 billion of assets under management from Fremont Investment Advisors, Inc. ("FIA"). The acquisition includes the Fremont Funds, a diversified family of 12 no-load mutual funds managed by independent sub-advisors and investment professionals at FIA as well as FIA assets in separate accounts and 401(k) plans.

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

        For the three months ended March 31, 2005, approximately $37.6 million was reported as compensation to our Affiliate managers. Additionally, during this period we allocated approximately $29.4 million of our Affiliates' profits to their managers (referred to on our income statement as "minority interest").

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

  •
  our operating expenses (i.e. our holding company expenses, including interest, amortization, income taxes and compensation for our employees); and

  •
  the profits allocated to managers of our majority-owned Affiliates (i.e. minority interest).

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

        Our level of profitability will depend on a variety of factors, including:

  •
  those affecting the global financial markets generally and the equity markets particularly, which could potentially result in considerable increases or decreases in the assets under management at our Affiliates;

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

        Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). Most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, in the High Net Worth and Institutional distribution channels, certain clients are billed on the basis of investment performance ("performance fees"). Performance fees are inherently dependent on investment results and therefore may vary substantially from period to period.

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

        In certain cases, including our investment in AQR, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated AQR's operating results (including its revenue) in our income statement. Our share of AQR's profits (net of operating expenses, including intangible amortization) is reported in "Investment and other income," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in AQR's assets under management will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Assets Under Management—Operating Segment	December 31, 2004	March 31, 2005
(dollars in billions)
Mutual Fund	$29.9	$34.3
Institutional	79.4	79.7
High Net Worth	20.5	18.1

	$129.8	$132.1

Directly managed assets—percent of total	92%	91%
Overlay assets—percent of total	8%	9%
Assets Under Management—Statement of Changes	Mutual Fund	Institutional	High Net Worth	Total
(dollars in billions)
December 31, 2004	$29.9	$79.4	$20.5	$129.8
New investments(1)	2.8	0.1	0.1	3.0
Net client cash flows—directly managed assets	1.2	2.1	(1.9)	1.4
Net client cash flows—overlay assets	—	(1.6)	—	(1.6)
Investment performance	0.4	(0.3)	(0.6)	(0.5)

March 31, 2005	$34.3	$79.7	$18.1	$132.1

(1)
Through Managers, we acquired $3.0 billion in assets under management from FIA in January 2005.

        The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represents an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management represent an average of the assets at the beginning and end of each calendar quarter during the applicable period. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended March 31,
(in millions, except as noted)			% Change
	2004	2005
Average Assets under Management (in billions)(1)
Mutual Fund	$24.5	$32.5	33%
Institutional	45.6	79.6	75%
High Net Worth	23.3	19.3	(17%)

Total	$93.4	$131.4	41%

Revenue(2)
Mutual Fund	$60.3	$81.0	34%
Institutional	55.2	88.0	59%
High Net Worth	36.1	32.6	(10%)

Total	$151.6	$201.6	33%

Net Income(2)
Mutual Fund	$8.7	$12.0	38%
Institutional	5.6	10.6	89%
High Net Worth	3.9	3.0	(23%)

Total	$18.2	$25.6	41%

EBITDA(2)(3)
Mutual Fund	$18.2	$23.0	26%
Institutional	15.2	27.3	80%
High Net Worth	10.4	8.3	(20%)

Total	$43.8	$58.6	34%

(1)
Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include the assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $0.2 billion and $13.5 billion for the three months ended March 31, 2004 and 2005, respectively.

(2)
Note 11 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

(3)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. EBITDA is not a measure of liquidity under generally accepted accounting principles and should not be considered an alternative to cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of EBITDA, including a reconciliation to cash flow from operations, is described in greater detail in "Liquidity and Capital Resources—Supplemental Liquidity Measure." For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        Our revenue increased $50.0 million (or 33%) in the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, primarily as a result of a 41% increase in average assets under management. This increase in average assets under management resulted principally from our investments in Genesis, TimesSquare and AQR, as well as the purchase of assets under management from Fremont Investment Advisors ("FIA"). The increase in revenue was proportionately less than the increase in average assets under management primarily as a result of our minority investment in AQR, as we do not consolidate AQR's revenue or expenses. Our average assets under management also increased as a result of positive investment performance in the twelve months ended March 31, 2005.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of $20.7 million (or 34%) in the Mutual Fund distribution channel in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted primarily from a 33% increase in average assets under management. This increase in average assets under management resulted from positive investment performance and cash flows in the twelve months ended March 31, 2005, and, to a lesser extent, the purchase of mutual fund assets from FIA.

  Institutional Distribution Channel

        The increase in revenue of $32.8 million (or 59%) in the Institutional distribution channel in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted primarily from a 75% increase in average assets under management. This increase in average assets under management resulted principally from our investments in Genesis, TimesSquare and AQR. The increase in revenue was proportionately less than the increase in average assets under management primarily as a result of our minority investment in AQR, as we do not consolidate AQR's revenue or expenses. Average assets under management also increased as a result of positive investment performance during the twelve months ended March 31, 2005, and, to a lesser extent, positive net client cash flows.

  High Net Worth Distribution Channel

        The decrease in revenue of $3.5 million (or 10%) in the High Net Worth distribution channel in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted primarily from a 17% decrease in average assets under management. The decrease in average assets under management was primarily attributable to net client cash outflows at Rorer Asset Management, LLC, and was partially offset by positive investment performance. The decrease in revenue was comparatively less than the decrease in average assets under management due to the previously discussed effects of advance billing.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2004	2005
Compensation and related expenses	$57.3	$81.2	42%
Selling, general and administrative	23.3	33.8	45%
Amortization of intangible assets	4.1	5.7	39%
Depreciation and other amortization	1.5	1.5	—%
Other operating expenses	3.8	4.9	29%

Total operating expenses	$90.0	$127.1	41%

        A substantial portion of our operating expenses is incurred by our Affiliates, and a substantial majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three months ended March 31, 2005, approximately $37.6 million, or about 46% of our consolidated compensation expense, was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, at our profit-based Affiliates, we generally participate fully in any increase or decrease in revenue and expenses.

        Compensation and related expenses increased 42% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase resulted from the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increase was also related to $13.3 million of aggregate Affiliate expense from our investments in Genesis and TimesSquare in 2004 (and the inclusion of the compensation expense for those Affiliates) as well as higher holding company compensation relating to equity-based incentive compensation accruals and increases in holding company personnel.

        Selling, general and administrative expenses increased 45% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase was principally attributable to an increase in sub-advisory and distribution expenses resulting from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel. Also contributing to the increase was $4.0 million in aggregate Affiliate expense from our investments in Genesis and TimesSquare in 2004 (and the inclusion of the additional expenses for those Affiliates).

        Amortization of intangible assets increased 39% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2004 and changes in the remaining useful lives of our existing acquired client relationships which increased amortization expense.

        Other operating expenses increased 30% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, principally as a result of a $1.0 million increase in aggregate Affiliate expense from our investments in Genesis and TimesSquare in 2004 (and the inclusion of the additional expenses for those Affiliates).

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2004	2005
Investment and other income	$1.9	$4.2	121%
Minority interest	25.4	29.4	16%
Interest expense	7.3	8.1	11%
Income tax expense	12.6	15.7	25%

        Investment and other income primarily consist of the following:

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

        Investment and other income increased 121% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase was primarily attributable to $3.0 million of income (net of amortization) from our investment in AQR, partially offset by a decrease in holding company interest income.

        Minority interest increased 16% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, principally as a result of the previously discussed increase in revenue. The percentage increase in minority interest was proportionately less than the percentage increase in revenue because of our November 2004 purchase of an additional 19% interest in Friess Associates, which decreased minority interest by $2.7 million, and a $1.5 million increase in investment spending by certain Affiliates from their Owners' Allocation.

        Interest expense increased 11% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase is principally attributable to our 2004 PRIDES ($1.4 million), the effect of increases in LIBOR on our floating rate senior convertible securities ($1.1 million) and higher borrowings under our senior revolving credit facility ($0.5 million). These increases were partially offset by a decrease of $2.4 million related to our August 2004 repurchase of a portion of the senior notes component of our 2001 PRIDES, and the decrease in the effective interest rate of these notes following the remarketing of the 2001 PRIDES.

        Income taxes increased by 25% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. This increase is principally attributable to the increase in income before taxes, partially offset by a decrease in our effective tax rate from 41% in the three months ended March 31, 2004 to 38% in the three months ended March 31, 2005. The decrease in the effective tax rate principally resulted from the proportionate increase in income from Affiliates located in lower-taxed jurisdictions.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2004	2005
Net Income	$18.2	$25.6	41%

        The 41% increase in Net Income in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted principally from the increases in revenue and investment and other income, partially offset by net increases in reported operating, interest, minority interest and tax expenses, as described above.

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

        Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because these accruals would be used only in the event of a future sale of an Affiliate or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets. Conversely, we do not add back the deferred taxes relating to our floating rate convertible securities or other depreciation expenses.

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2004	2005
Net Income	$18.2	$25.6
Intangible amortization	4.1	5.7
Intangible amortization—equity method investment	—	2.0
Intangible-related deferred taxes	6.1	7.4
Affiliate depreciation	1.0	1.0

Cash Net Income	$29.4	$41.7

        Cash Net Income increased 42% in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(dollars in millions)	December 31, 2004	March 31, 2005
Balance Sheet Data
Cash and cash equivalents	$140.3	$122.7
Senior revolving credit facility	51.0	51.0
Senior notes due 2006	75.8	75.8
Zero coupon convertible debt	124.0	124.1
Floating rate convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0
	For the Three Months Ended March 31,
	2004	2005
Cash Flow Data
Operating cash flows	$11.8	$(8.4)
Investing cash flows	(8.5)	2.4
Financing cash flows	102.7	(11.3)
EBITDA(1)	43.8	58.6

(1)
The definition of EBITDA is presented in Note 3 on page 21.

        We have met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the quarter ended March 31, 2005 were to make distributions to Affiliate managers and make investments in Affiliates. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of the securities, the exercise of the forward purchase contracts will result in the issuance of shares of our common stock that will generate cash proceeds equal to the remaining note portion of the securities. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the 2004 PRIDES securities and our net debt approach. At March 31, 2005, our leverage ratio was 2.1:1.

        We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At March 31, 2005, our Affiliates had invested approximately $25 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

  Senior Revolving Credit Facility

        We have a senior revolving credit facility ("Facility") with a syndicate of major commercial banks under which we may borrow up to $405 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. The Facility has a maturity date of August 2007; subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to increase the Facility up to an aggregate of $450 million. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by us.

  Senior Notes Due 2006

        In December 2001, we issued $230 million of mandatory convertible securities ("2001 PRIDES"). Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of our common stock on November 17, 2004, with the number of shares determined based upon the average trading price of our common stock for a period preceding that date.

        Following the August 2004 repurchase of $154.3 million in aggregate principal amount of the senior notes component of the 2001 PRIDES and settlement of the forward purchase contracts in November 2004, $75.8 million in aggregate principal amount of the senior notes component of the 2001 PRIDES (the "Senior Notes due 2006") remain outstanding, with an interest rate of 5.41% and a maturity date of November 2006.

  Zero Coupon Senior Convertible Notes

        In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following our 2003 repurchase of $116.5 million principal amount, $134.5 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, through June 30, 2005 a holder may convert such security into common stock by following the conversion procedures in the indenture; the zero coupon convertible notes may cease to be convertible in the future.

  Floating Rate Senior Convertible Securities

        In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 ("floating rate convertible securities"). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds $54.17 per share at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of March 31, 2005, upon conversion a holder of each security would receive an additional 1.426 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at its principal amount.

        We entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150 million of the floating rate convertible securities. For the period through February 2008, we will pay a weighted average fixed rate of 3.3% on that notional amount.

  2004 Mandatory Convertible Securities

        In February 2004, we issued $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $7.0 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of March 31, 2005, the purchase contracts would have a settlement rate of 16.121.

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

  Purchases of Affiliate Equity

        Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2005, the aggregate amount of these payments would have totaled approximately $734.5 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of March 31, 2005, this amount would represent approximately $103.8 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities, subject to certain restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The decrease in cash flow from operations for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted principally from an increase in distributions to Affiliate management partners from their accumulated profits, recorded on our Consolidated Balance Sheets as minority interest and, to a lesser extent, from an increase in investment advisory fees receivable and was partially offset by the growth in revenue and earnings in the first quarter of 2005 as compared to the same period in 2004.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(dollars in millions)	2004	2005
Cash flow from operations	$11.8	$(8.4)
Interest expense, net of non-cash items	6.3	6.9
Current tax provision	4.5	8.0
Income from equity method investment	—	5.0
Changes in assets and liabilities and other adjustments	21.2	47.1

EBITDA	$43.8	$58.6

Investing Cash Flow

        The increase in net cash flow from investing activities for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted primarily from the sale of investment securities, and was partially offset by investments in new and existing Affiliates.

        In April 2005, we entered into a definitive agreement to acquire equity interests in six Canadian asset management firms through the acquisition of First Asset Management Inc. The transaction is expected to close in the third quarter of 2005 and is expected to be funded with available cash, borrowings under our senior revolving credit facility and the issuance of shares of our common stock.

Financing Cash Flow

        Cash flows from financing activities decreased in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, as a result of the 2004 issuance of $300 million of 2004 PRIDES, partially offset by $194 million repurchase of our common stock, which transactions did not recur in 2005.

        As more fully discussed in Note 6 to the Consolidated Financial Statements, we net settled a forward equity sale agreement for approximately $14.0 million, which was paid in the second quarter of 2005.

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2005:

		Payments Due
Contractual Obligations	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
(dollars in millions)
Senior debt	$133.4	$3.1	$130.3	$—	$—
Senior convertible debt	448.0	2.9	9.8	0.8	434.5
Mandatory convertible securities(1)	383.7	15.0	39.9	25.7	303.1
Purchases of Affiliate equity(2)	734.5	6.6	290.3	117.2	320.4
Leases	90.9	11.2	25.6	19.8	34.3
Other liabilities(3)	22.9	6.0	14.3	2.6	—

Total	$1,813.4	$44.8	$510.2	$166.1	$1,092.3

(1)
As more fully discussed on page 26, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Under the terms of our mandatory convertible securities, the exercise of the forward purchase contract component at the settlement date will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of the securities.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the transfer of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of March 31, 2005, the aggregate purchase amount would have totaled approximately $734.5 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $103.8 million on an annualized basis as of March 31, 2005.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and amounts payable related to the cancellation of a portion of our forward equity sale agreement (see Note 6 to the Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2005. Please refer to Item 7A in our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—31, 2005	—	$—	—	3,025,023
February 1—28, 2005	—	$—	—	1,950,215
March 1—31, 2005	—	$—	—	1,950,215
Total	—	$—	—

(1)	(A)	In February 2004, our Board of Directors announced share repurchase programs in connection with our 2004 PRIDES issuance pursuant to which we were authorized to repurchase (i) up to 3.0 million shares of common stock at the time of the closing of the 2004 PRIDES and (ii) up to an additional 1.5 million shares of common stock over a twelve-month period following the closing of the 2004 PRIDES (which closed in February 2004).
	(B)	In April 2003, our Board of Directors announced a share repurchase program permitting us to repurchase up to 5% of our issued and outstanding shares of common stock.
(C)
In April 2000, our Board of Directors announced a share repurchase program permitting us to repurchase up to 5% of our issued and outstanding shares of common stock. In July 2002, the Board of Directors announced an increase to this program, which permitted the repurchase of up to an additional 5% of our issued and outstanding shares of common stock.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 9, 2005	/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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