Form 10-Q
period 2005-06-30
AFFILIATED MANAGERS GROUP INC
filed 2005-08-09
CIK 1004434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(617) 747-3300

(Registrant’s telephone number, including area code)

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

There were 34,279,777 shares of the registrant’s common stock outstanding as of August 5, 2005.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$140,277	$171,348
Short-term investments	21,173	—
Investment advisory fees receivable	91,487	111,838
Prepaid expenses and other current assets	24,795	30,221
Total current assets	277,732	313,407
Fixed assets, net	40,953	42,925
Equity investment in Affiliate	252,597	252,492
Acquired client relationships, net	440,409	440,913
Goodwill	888,567	892,273
Other assets	33,163	33,771
Total assets	$1,933,421	$1,975,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$114,350	$121,971
Payables to related party	17,728	11,268
Total current liabilities	132,078	133,239
Senior debt	126,750	116,750
Senior convertible debt	423,958	424,262
Mandatory convertible securities	300,000	300,000
Deferred income taxes	124,168	137,042
Other long-term liabilities	31,397	23,873
Total liabilities	1,138,351	1,135,166
Commitments and contingencies (Note 7)	—	—
Minority interest	87,378	74,705
Stockholders’ equity:
Common stock	387	387
Additional paid-in capital	566,776	559,321
Accumulated other comprehensive income	1,537	1,385
Retained earnings	384,119	435,913
	952,819	997,006
Less: treasury stock, at cost	(245,127)	(231,096)
Total stockholders’ equity	707,692	765,910
Total liabilities and stockholders’ equity	$1,933,421	$1,975,781

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue	$158,562	$208,257	$310,196	$409,869
Operating expenses:
Compensation and related expenses	57,591	82,859	114,882	164,071
Selling, general and administrative	25,325	37,477	48,646	71,276
Amortization of intangible assets	4,163	5,737	8,264	11,473
Depreciation and other amortization	1,620	1,483	3,159	3,018
Other operating expenses	3,451	4,918	7,173	9,756
	92,150	132,474	182,124	259,594
Operating income	66,412	75,783	128,072	150,275
Non-operating (income) and expenses:
Investment and other income	(1,698)	(4,846)	(3,582)	(9,024)
Interest expense	8,810	8,541	16,125	16,611
	7,112	3,695	12,543	7,587
Income before minority interest and taxes	59,300	72,088	115,529	142,688
Minority interest	(27,766)	(30,435)	(53,198)	(59,820)
Income before income taxes	31,534	41,653	62,331	82,868
Income taxes—current	5,624	7,139	10,173	15,139
Income taxes—intangible-related deferred	6,160	7,430	12,243	14,860
Income taxes—other deferred	830	843	2,825	1,075
Net Income	$18,920	$26,241	$37,090	$51,794
Earnings per share—basic	$0.65	$0.78	$1.25	$1.55
Earnings per share—diluted	$0.51	$0.63	$0.98	$1.24
Average shares outstanding—basic	28,992,832	33,591,741	29,651,623	33,452,278
Average shares outstanding—diluted	38,197,082	44,375,152	39,105,591	44,225,309
Supplemental disclosure of total comprehensive income:
Net Income	$18,920	$26,241	$37,090	$51,794
Other comprehensive income (loss)	569	(1,369)	819	(152)
Total comprehensive income	$19,489	$24,872	$37,909	$51,642

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Cash flow from operating activities:
Net Income	$18,920	$26,241	$37,090	$51,794
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	4,163	5,737	8,264	11,473
Amortization of debt issuance costs	928	765	1,832	1,510
Depreciation and amortization of fixed assets	1,620	1,483	3,159	3,018
Deferred income tax provision	6,990	8,273	15,068	15,935
Accretion of interest	327	474	481	948
Income from equity method investment, net of amortization	—	(3,002)	—	(6,005)
Distributions received from equity method investment	—	3,864	—	6,225
Tax benefit from exercise of stock options	—	5,346	5,509	5,741
Other investment income	—	(212)	—	(869)
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(5,775)	(2,295)	(14,607)	(20,350)
Decrease (increase) in other current assets	5,316	(994)	6,865	(137)
Decrease (increase) in non-current other receivables	2,817	(84)	3,528	247
Increase in accounts payable, accrued expenses and other liabilities	22,896	14,306	2,812	3,826
Increase (decrease) in minority interest	7,394	7,434	7,401	(12,053)
Cash flow from operating activities	65,596	67,336	77,402	61,303
Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(75,952)	(2,893)	(80,066)	(18,391)
Purchase of fixed assets	(2,224)	(2,356)	(3,519)	(4,989)
Purchase of investment securities	(6,575)	(463)	(10,250)	(6,393)
Sale of investment securities	—	—	658	24,062
Decrease (increase) in other assets	49	—	(57)	—
Cash flow used in investing activities	(84,702)	(5,712)	(93,234)	(5,711)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	—	—	5,000
Repayments of senior bank debt	—	—	—	(5,000)
Issuance of convertible securities	—	—	300,000	—
Repurchase of senior debt securities	—	(10,000)	—	(10,000)
Issuances of common stock	—	12,284	11,414	14,025
Repurchases of common stock	—	—	(194,420)	—
Settlement of forward equity sale agreement	—	(14,008)	—	(14,008)
Issuance costs	(129)	(380)	(9,844)	(623)
Repayments of notes payable and other liabilities	(2,457)	(480)	(7,041)	(13,285)
Cash flow from (used in) financing activities	(2,586)	(12,584)	100,109	(23,891)
Effect of foreign exchange rate changes on cash flow	61	(345)	61	(630)
Net increase (decrease) in cash and cash equivalents	(21,631)	48,695	84,338	31,071
Cash and cash equivalents at beginning of period	330,251	122,653	224,282	140,277
Cash and cash equivalents at end of period	$308,620	$171,348	$308,620	$171,348
Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$—	$36	$—	$3,038
Payables recorded for Affiliate equity purchases	—	3,476	—	3,476

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements of Affiliated Managers Group, Inc. (“Company” or “AMG”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments instead of cash equivalents. These reclassifications had no impact on our results of operations or changes in stockholders’ equity. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2.   Senior Debt

The components of senior debt are as follows:

	December 31, 2004	June 30, 2005
Senior revolving credit facility	$51,000	$51,000
Senior notes due 2006	75,750	65,750
	$126,750	$116,750

Senior Revolving Credit Facility

The Company has a senior revolving credit facility (“Facility”) with a syndicate of major commercial banks under which the Company may borrow up to $405,000 at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company’s credit ratings, that is scheduled to mature in August 2007. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to increase the Facility up to an aggregate of $450,000. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by the Company.

Senior Notes due 2006

In December 2001, the Company issued $230,000 of mandatory convertible securities (“2001 PRIDES”). Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of the Company’s common stock on November 17, 2004, with the number of shares determined based upon the average trading price of the Company’s common stock for a period preceding that date.

The Company repurchased $154,250 in aggregate principal amount of the senior notes component of the 2001 PRIDES (“Senior Notes due 2006”) and settled the forward purchase contracts in 2004. During the second quarter of 2005, the Company repurchased $10,000 of the Senior Notes due 2006; the remaining $65,750 matures in November 2006 and has an interest rate of 5.41%.

3.   Senior Convertible Debt

	December 31, 2004	June 30, 2005
Zero coupon senior convertible notes	$123,958	$124,262
Floating rate senior convertible securities	300,000	300,000
	$423,958	$424,262

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the Company’s 2003 repurchase of $116,500 principal amount, $134,500 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $52.94) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may cease to be convertible in the future.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of June 30, 2005, upon conversion, a holder of each security would receive an additional 2.331 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

The Company has entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150,000 of the floating rate convertible securities. For the period through February 2008, the Company will pay a weighted average fixed rate of 3.3% on that notional amount.

4.   Mandatory Convertible Securities

In February 2004, the Company issued $300,000 of mandatory convertible securities (“2004 PRIDES”). As described below, these securities are structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6,838, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of June 30, 2005, the purchase contracts would have a settlement rate of 14.635.

Each of the senior notes is pledged to the Company to collateralize the holder’s obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300,000 of gross proceeds to be used by the original holders of the 2004 PRIDES to fulfill their obligations on the forward purchase contracts. In exchange for the additional $300,000 in payment on the forward purchase contracts, the Company will issue shares of its common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of the Company’s common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

5.   Income Taxes

A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Federal:
Current	$4,921	$6,753	$8,901	$14,121
Deferred	6,116	7,620	13,184	14,677
State:
Current	703	386	1,272	1,018
Deferred	874	653	1,884	1,258
Provision for income taxes	$12,614	$15,412	$25,241	$31,074

The components of deferred tax assets and liabilities are as follows:

	December 31, 2004	June 30, 2005
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$10,362	$11,602
Intangible asset amortization	(116,417)	(127,555)
Deferred compensation	320	2,178
Convertible securities interest	(8,704)	(10,840)
Accrued expenses	608	(838)
	(113,831)	(125,453)
Valuation allowance	(10,337)	(11,589)
Net deferred income taxes	$(124,168)	$(137,042)

Deferred tax liabilities are primarily the result of tax deductions for the Company’s intangible assets and convertible securities. The Company amortizes its goodwill and certain other intangible assets for tax purposes only, reducing its tax basis below carrying value for financial statement purposes. The Company’s floating rate convertible securities currently generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

At June 30, 2005, the Company had state tax loss carryforwards that will expire over the next 15 years and state tax credit carryforwards that will expire over the next 10 years. The valuation allowances at December 31, 2004 and June 30, 2005 are related to the uncertainty of the realization of most of these loss and credit carryforwards, which is dependent upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended June 30, 2005 is principally attributable to state tax operating losses during this period.

6.   Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company’s common stock. The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share. Unlike all other dollar amounts in these Notes, the amounts in the numerator reconciliation are not presented in thousands.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Numerator:	2004	2005	2004	2005
Net Income	$18,920,000	$26,241,000	$37,090,000	$51,794,000
Interest expense on contingently convertible securities, net of taxes	632,000	1,552,000	1,239,000	2,847,000
Net Income, as adjusted	$19,552,000	$27,793,000	$38,329,000	$54,641,000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Denominator:	2004	2005	2004	2005
Average shares outstanding—basic	28,992,832	33,591,741	29,651,623	33,452,278
Effect of dilutive instruments:
Stock options	1,321,551	2,060,160	1,502,955	2,113,549
Forward equity sale agreement	—	47,316	—	177,308
Contingently convertible securities	7,882,699	8,675,935	7,951,013	8,482,174
Average shares outstanding—diluted	38,197,082	44,375,152	39,105,591	44,225,309

The calculations of diluted earnings per share for the three and six months ended June 30, 2004 and 2005 exclude the effect of any potential exercise of the forward purchase contract component of the 2001 PRIDES and 2004 PRIDES, as applicable, because the effect would have been anti-dilutive.

In April 2005, the Company net settled its forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders’ equity. Prior to the net settlement of the forward equity sale agreement, the Company was required to use the treasury stock method to measure potentially issuable shares.

Also, as more fully discussed in Note 3, the Company had zero coupon convertible notes and floating rate convertible securities outstanding during the six months ended June 30, 2004 and 2005. These notes are convertible into shares of the Company’s common stock upon certain conditions. The aggregate number of shares of common stock that could be issued in the future to settle these securities are deemed outstanding for the purposes of the calculation of earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the issuance of those shares could actually be triggered. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

7.   Commitments and Contingencies

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

8.   Related Party Transactions

The Company periodically records amounts payable to Affiliate partners in connection with the purchase of additional Affiliate equity interests. The total amount due to Affiliate partners as of June 30, 2005 was $23,818, of which $11,268 is due within one year and reported as a current liability.

9.   Equity-Based Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” encourages but does not require adoption of a fair value method for equity-based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations, provided the entity discloses its pro forma Net Income and earnings per share as if the fair value method had been applied in measuring compensation cost.

The Company continues to apply the intrinsic value method prescribed by APB 25 in accounting for its stock-based compensation plans. Under this method, compensation cost is measured at the grant date based on the intrinsic value of the award and is recognized over the vesting period. Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in FAS 123, Net Income and earnings per share would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Net Income—as reported	$18,920	$26,241	$37,090	$51,794
Less: Total stock-based employee compensation expense determined under fair value, net of tax	949	194	949	233
Net Income—FAS 123 pro forma	$17,971	$26,047	$36,141	$51,561
Earnings per share—basic—as reported	$0.65	$0.78	$1.25	$1.55
Earnings per share—basic—FAS 123 pro forma	0.62	0.78	1.22	1.54
Earnings per share—diluted—as reported	0.51	0.63	0.98	1.24
Earnings per share—diluted—FAS 123 pro forma	0.49	0.62	0.96	1.23

10.   Segment Information

Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with mutual funds. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs. Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company’s reported revenue but instead is included (net of operating expenses, including amortization) in “Investment and other income,” and reported in the distribution channel in which the Affiliate operates. In the case of Affiliates with transaction-based brokerage fee businesses, revenue reported in each distribution channel includes fees earned for transactions on behalf of clients in that channel.

In firms with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an “Operating Allocation.” In reporting segment operating expenses, Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. Generally, as revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond the Company’s Owners’ Allocation as an operating expense. All other operating expenses (excluding intangible amortization) and interest expense have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

Statements of Income

	For the Three Months Ended June 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$61,550	$62,372	$34,640	$158,562
Operating expenses:
Depreciation and amortization	396	3,408	1,979	5,783
Other operating expenses	34,437	31,773	20,157	86,367
	34,833	35,181	22,136	92,150
Operating income	26,717	27,191	12,504	66,412
Non-operating (income) and expenses:
Investment and other income	(936)	(402)	(360)	(1,698)
Interest expense	3,458	3,385	1,967	8,810
	2,522	2,983	1,607	7,112
Income before minority interest and income taxes	24,195	24,208	10,897	59,300
Minority interest	(9,791)	(12,922)	(5,053)	(27,766)
Income before income taxes	14,404	11,286	5,844	31,534
Income taxes	5,762	4,515	2,337	12,614
Net Income	$8,642	$6,771	$3,507	$18,920

	For the Three Months Ended June 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$89,348	$88,373	$30,536	$208,257
Operating expenses:
Depreciation and amortization	581	4,328	2,311	7,220
Other operating expenses	54,361	51,986	18,907	125,254
	54,942	56,314	21,218	132,474
Operating income	34,406	32,059	9,318	75,783
Non-operating (income) and expenses:
Investment and other income	(858)	(3,659)	(329)	(4,846)
Interest expense	3,497	3,872	1,172	8,541
	2,639	213	843	3,695
Income before minority interest and income taxes	31,767	31,846	8,475	72,088
Minority interest	(11,716)	(14,837)	(3,882)	(30,435)
Income before income taxes	20,051	17,009	4,593	41,653
Income taxes	7,419	6,293	1,700	15,412
Net Income	$12,632	$10,716	$2,893	$26,241

	For the Six Months Ended June 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$121,853	$117,613	$70,730	$310,196
Operating expenses:
Depreciation and amortization	779	6,691	3,953	11,423
Other operating expenses	68,121	61,639	40,941	170,701
	68,900	68,330	44,894	182,124
Operating income	52,953	49,283	25,836	128,072
Non-operating (income) and expenses:
Investment and other income	(2,050)	(791)	(741)	(3,582)
Interest expense	6,479	5,857	3,789	16,125
	4,429	5,066	3,048	12,543
Income before minority interest and income taxes	48,524	44,217	22,788	115,529
Minority interest	(19,413)	(23,446)	(10,339)	(53,198)
Income before income taxes	29,111	20,771	12,449	62,331
Income taxes	11,792	8,404	5,045	25,241
Net income	$17,319	$12,367	$7,404	$37,090

	For the Six Months Ended June 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$170,289	$176,421	$63,159	$409,869
Operating expenses:
Depreciation and amortization	1,120	8,725	4,646	14,491
Other operating expenses	102,722	103,210	39,171	245,103
	103,842	111,935	43,817	259,594
Operating income	66,447	64,486	19,342	150,275
Non-operating (income) and expenses: Investment and other income	(1,761)	(6,851)	(412)	(9,024)
Interest expense	6,678	7,617	2,316	16,611
	4,917	766	1,904	7,587
Income before minority interest and income taxes	61,530	63,720	17,438	142,688
Minority interest	(22,157)	(29,630)	(8,033)	(59,820)
Income before income taxes	39,373	34,090	9,405	82,868
Income taxes	14,762	12,784	3,528	31,074
Net income	$24,611	$21,306	$5,877	$51,794
Balance Sheet Information
Total assets as of December 31, 2004	$719,307	$844,454	$369,660	$1,933,421
Total assets as of June 30, 2005	$705,118	$966,709	$303,954	$1,975,781

11.   Acquisitions

During the three months ended June 30, 2005, the Company acquired interests in existing Affiliates that were financed principally through working capital. Additionally, during this period, the Company completed the purchase price allocation for its January 2005 acquisition of $3.0 billion of assets under management from Fremont Investment Advisors, Inc. (“FIA”). Approximately $11,200 of the purchase price was allocated to acquired client relationships, with the remainder allocated principally to goodwill. The effect of these investments has been included in the Consolidated Financial Statements from the date of acquisition.

The Company’s operating agreements provide Affiliate management partners the conditional right to require the company to purchase their retained equity interests at certain intervals. The agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. With the Company’s approval, partners are also permitted to sell their equity interests to other individuals or entities. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2005, the aggregate amount of these payments would have totaled approximately $815,457. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of June 30, 2005, this amount would represent approximately $110,567 on an annualized basis.

In connection with the Company’s investments in certain Affiliates, in the event specified financial targets are achieved at such Affiliates, the Company may be required to make additional payments of approximately $178,000 in total. Payments under these arrangements, if required, are not expected to exceed $10,000 for the twelve-month period ended June 30, 2006. If these payments occur, they will be recorded as goodwill.

12.   Goodwill and Acquired Client Relationships

During the six months ended June 30, 2005, the Company completed its acquisition of the FIA assets under management and made payments to purchase certain interests from Affiliate management. In this period, the Company also issued Affiliate equity interests to certain Affiliate employees. The following table presents the change in goodwill associated with the Company’s purchases of Affiliate equity interests during the six months ended June 30, 2005. All goodwill acquired during this period is deductible for tax purposes.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2004	$299,289	$398,284	$190,994	$888,567
Goodwill acquired, net	3,638	2,046	(1,978)	3,706
Balance, as of June 30, 2005	$302,927	$400,330	$189,016	$892,273

The following table reflects the components of intangible assets of majority-owned investments as of December 31, 2004 and June 30, 2005:

	December 31, 2004		June 30, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$279,595	$84,237	$280,372	$95,710
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	245,051	—	256,251	—
Goodwill	888,567	—	892,273	—

For the Company’s majority-owned investments, definite-lived acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 12 years. Amortization expense was $4,163 and $5,737 for the three months ended June 30, 2004 and 2005, respectively. The Company estimates that its consolidated amortization expense will be approximately $23,000 for the next 5 years, assuming no additional investments in new or existing Affiliates.

The definite-lived acquired client relationships attributable to the Company’s equity method investment in AQR are amortized using the straight-line method over approximately 10 years. Amortization expense was zero and $1,998 for the three months ended June 30, 2004 and 2005, respectively. The Company estimates that AQR amortization expense will be approximately $7,990 per year through 2014.

As a result of the issuance of Affiliate equity interests to certain Affiliate employees, the Company’s Affiliate ownership percentage in those Affiliates decreased. Accordingly, goodwill and acquired client relationships decreased by approximately $4,800.

13.   Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123 (“FAS 123(R)”), requiring the measurement of the cost of all employee share-based payments (including stock option awards) in financial statements using a fair-value based method. The Company is required to adopt FAS 123(R) in the first quarter of 2006. Although the Company continues to assess the impact of the adoption of FAS 123(R), the adoption is not expected to have a material impact on its Consolidated Statement of Income.

On June 29, 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF Issue No. 04-05 (“EITF 04-05”), which provides a new framework for addressing when a general partner in a limited partnership controls the partnership. While the Company is currently assessing the impact of this consensus, certain of the Company’s Affiliates may be required to consolidate certain investment partnerships in which they hold a general partnership interest. EITF 04-05 will apply immediately to any newly formed limited partnerships, any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005, and to all other limited partnerships beginning January 1, 2006.

14.   Subsequent Events

On July 26, 2005, the Board of Directors elected Mr. Patrick T. Ryan as a Director of the Company.

On July 28, 2005, the Company completed the acquisition of equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investment Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation. The Company acquired these interests and certain other assets through the acquisition of First Asset Management Inc. (“First Asset”), a privately-held Canadian asset management company.

These six firms manage $24.7 billion through approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

The Company acquired First Asset for a total of approximately $250,000 (including repayment of existing First Asset indebtedness), with approximately 90% of the consideration in cash ($165,000 of which was drawn on the Company’s Facility), and the remainder in the Company’s common stock. In connection with the transaction, First Asset will be renamed AMG Canada Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

•       our performance is directly affected by changing conditions in the financial markets generally and in the equity markets particularly, and a decline or a lack of sustained growth in these markets may result in decreased advisory fees or performance fees and a corresponding decline (or lack of growth) in our operating results and in the cash flow distributable to us from our Affiliates;

•       we cannot be certain that we will be successful in finding or investing in additional investment management firms on favorable terms, that we will be able to consummate any announced investments in new investment management firms, or that existing and new Affiliates will have favorable operating results;

•       we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•       those certain other factors discussed under the caption “Business-Cautionary Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our “Affiliates”). Pro forma for our acquisition of First Asset Management Inc. (“First Asset”), as of June 30, 2005 our affiliated investment management firms managed approximately $163 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates’ businesses and growth prospects.

Through our Affiliates, we provide more than 275 investment products across a broad range of asset classes and investment styles in our three principal distribution channels. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

•       Our Affiliates provide advisory or sub-advisory services to more than 50 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

•       Through our Affiliates, we offer more than 125 investment products across more than 30 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

•       The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with ultra high net worth and affluent individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 90 managed account and wrap programs.

In 2004 and 2005, our investments in new and existing Affiliates included the following:

•       In June 2004, we completed our investment in Genesis Fund Managers, LLP (“Genesis”), a manager of emerging markets equity securities with operations in London, Chile and Guernsey. Genesis manages assets in separate accounts, commingled portfolios and closed-end funds for institutional clients in the U.S., Europe and Australia.

•       In November 2004, we completed our investment in a significant minority interest in AQR Capital Management, LLC (“AQR”). Greenwich, Connecticut-based AQR is a quantitatively focused firm with hedge fund and long-only international equity products provided through collective investment vehicles and separate accounts.

•       In November 2004, we completed our investment in New York-based TimesSquare Capital Management, LLC (“TimesSquare”), an investment manager of small- and mid-cap growth products. TimesSquare manages assets primarily on behalf of institutional clients, including public and corporate pension funds, endowments and foundations, and Taft-Hartley retirement plans.

•       In November 2004, we completed our purchase of an additional 19% interest in Friess Associates, LLC (“Friess Associates”), under the terms of our original investment in 2001.

•       In January 2005, through Managers Investment Group LLC, we completed the acquisition of approximately $3.0 billion of assets under management from Fremont Investment Advisors, Inc. (“FIA”). The acquisition includes the Fremont Funds, a diversified family of 12 no-load mutual funds managed by independent sub-advisors and investment professionals at FIA, as well as FIA assets in separate accounts and 401(k) plans.

•       In July 2005, we completed our investment in equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investment Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation. We acquired these interests and certain other assets through the acquisition of First Asset Management Inc. (“First Asset”), a privately-held Canadian asset management company. These firms manage $24.7 billion through approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

In January 2005, we completed the formation of Managers Investment Group LLC (“Managers,”), a distribution platform designed to expand our Affiliates’ product offerings and distribution capabilities. Managers operates as a single point of contact for retail intermediaries, offering more than 75 Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans.

While we operate our business through our Affiliates in our three principal distribution channels, we strive to maintain each Affiliate’s distinct entrepreneurial culture and independence through our investment structure. Our principal investment structure involves the ownership of a majority interest in our Affiliates, with each Affiliate organized as a separate firm. Each Affiliate operating agreement is tailored to meet that Affiliate’s particular characteristics and to enable us to cause or prevent certain actions to protect our interests.

We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue (or in certain cases different percentages relating to the various sources or amounts of revenue of a particular Affiliate) is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the “Operating Allocation.” The portion of the Affiliate’s revenue that is allocated to the owners of that Affiliate (including us) is called the “Owners’ Allocation.” Each Affiliate allocates its Owners’ Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. Where we hold a minority equity interest, our revenue sharing arrangement does not include an Operating Allocation or Owners’ Allocation. In these cases, we are generally allocated a percentage of the Affiliate’s revenue with the balance to be used to pay operating expenses and profit distributions to the other owners.

We agree to a particular revenue sharing arrangement if we believe that the Operating Allocation will cover operating expenses of the Affiliate, including in the event of a potential increase in expenses or a decrease in revenue without a corresponding decrease in operating expenses. To the extent that we are unable to anticipate changes in the revenue and expense base of an Affiliate, the agreed-upon Operating Allocation may not be large enough to pay for all of the Affiliate’s operating expenses. The allocations and distributions of cash to us under the Owners’ Allocation generally have priority over the allocations and distributions to the Affiliate’s managers, which helps to protect us if there are any expenses in excess of the Operating Allocation of the Affiliate. Thus, if an Affiliate’s expenses exceed its Operating Allocation, the excess expenses first reduce the portion of the Owners’ Allocation allocated to the Affiliate’s managers until that portion is eliminated, and then reduce the portion allocated to us. Any such reduction in our portion of the Owners’ Allocation is required to be paid back to us out of the portion of future Owners’ Allocation allocated to the Affiliate’s managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates, including deferring or foregoing the receipt of some portion or all of our share of an Affiliate’s revenue to permit the Affiliate to fund operating expenses or restructuring our relationship with an Affiliate, if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to accommodate better our business needs or those of our Affiliates.

One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them:

•       to participate in the growth of their firm’s revenue, which may increase their compensation from the Operating Allocation and their distributions from the Owners’ Allocation; and

•       to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation.

For the six months ended June 30, 2005, approximately $80.0 million was reported as compensation to our Affiliate managers. Additionally, during this period we allocated approximately $59.8 million of our Affiliates’ profits to their managers (referred to on our income statement as “minority interest”).

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

As discussed above, for Affiliates with revenue sharing arrangements, the operating expenses of the Affiliate as well as its managers’ minority interest generally increase (or decrease) as the Affiliate’s revenue increases (or decreases) because of the direct relationship established in many of our agreements between the Affiliate’s revenue and its Operating Allocation and Owners’ Allocation. At our profit-based Affiliates, expenses may or may not correspond to increases or decreases in the Affiliates’ revenues.

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

•       our receipt of Owners’ Allocation from Affiliates with revenue sharing arrangements, which depends on the ability of our existing and future Affiliates to maintain certain levels of operating profit margins;

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period, but may reflect changes related to client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, in the High Net Worth and Institutional distribution channels, certain clients are billed on the basis of investment performance (“performance fees”). Performance fees are inherently dependent on investment results and therefore may vary substantially from period to period.

Principally, our assets under management are directly managed by our Affiliates. One of our Affiliates also manages assets in the Institutional distribution channel using an overlay strategy. Overlay assets (assets that are managed subject to strategies which employ futures, options or other derivative securities) generate asset-based fees that are typically substantially lower than the asset-based fees generated by our Affiliates’ other investment strategies. Therefore, changes in directly managed assets generally have a greater impact on our revenue from asset-based fees than changes in total assets under management (a figure which includes overlay assets).

In certain cases, including our investment in AQR, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated AQR’s operating results (including its revenue) in our income statement. Our share of AQR’s profits (net of intangible amortization) is reported in “Investment and other income,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in AQR’s assets under management will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

In addition to the revenue derived from providing investment management services, we derive a small portion of our revenue from transaction-based brokerage fees and distribution fees at certain Affiliates. In the case of the transaction-based brokerage business at Third Avenue Management LLC (“Third Avenue”), our percentage participation in Third Avenue’s brokerage fee revenue is substantially less than our percentage participation in the investment management fee revenue realized by Third Avenue and our other Affiliates. For this reason, increases or decreases in our consolidated revenue that are attributable to Third Avenue brokerage fees will not affect our earnings in the same manner as investment management services revenue from Third Avenue and our other Affiliates.

Results of Operations

The following tables present our Affiliates’ reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q) and a statement of changes for the specified periods.

Assets under Management

	December 31,	June 30,
Operating Segment	2004	2005
(dollars in billions)
Mutual Fund	$29.9	$37.8
Institutional	79.4	82.0
High Net Worth	20.5	18.2
	$129.8	$138.0
Directly managed assets—percent of total	92%	91%
Overlay assets—percent of total	8%	9%

Statement of Changes—Quarter to Date	Mutual Fund	Institutional	High Net Worth	Total
(dollars in billions)
March 31, 2005	$34.3	$79.7	$18.1	$132.1
Net client cash flows—directly managed assets	2.1	0.1	(0.3)	1.9
Net client cash flows—overlay assets	—	0.7	—	0.7
Investment performance	1.4	1.5	0.4	3.3
June 30, 2005	$37.8	$82.0	$18.2	$138.0

Statement of Changes—Year to Date	Mutual Fund	Institutional	High Net Worth	Total
(dollars in billions)
December 31, 2004	$29.9	$79.4	$20.5	$129.8
Net client cash flows—directly managed assets	3.3	2.2	(2.2)	3.3
Net client cash flows—overlay assets	—	(0.9)	—	(0.9)
New investments	2.8	0.1	0.1	3.0
Investment performance	1.8	1.2	(0.2)	2.8
June 30, 2005	$37.8	$82.0	$18.2	$138.0

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2005	% Change	2004	2005	% Change
(in millions, except as noted)
Average assets under management(1) (in billions)
Mutual Fund	$24.9	$35.7	43%	$24.6	$34.4	40%
Institutional	47.9	80.8	69%	46.6	80.4	73%
High Net Worth	22.6	18.1	(20)%	22.9	18.9	(17)%
Total	$95.4	$134.6	41%	$94.1	$133.7	42%
Revenue(2)
Mutual Fund	$61.6	$89.3	45%	$121.9	$170.3	40%
Institutional	62.4	88.4	42%	117.6	176.4	50%
High Net Worth	34.6	30.5	(12)%	70.7	63.2	(11)%
Total	$158.6	$208.2	31%	$310.2	$409.9	32%
Net Income(2)
Mutual Fund	$8.6	$12.6	47%	$17.3	$24.6	42%
Institutional	6.8	10.7	57%	12.4	21.3	72%
High Net Worth	3.5	2.9	(17)%	7.4	5.9	(20)%
Total	$18.9	$26.2	39%	$37.1	$51.8	40%
EBITDA(3)
Mutual Fund	$18.2	$24.1	32%	$36.4	$47.2	30%
Institutional	18.1	27.2	50%	33.3	54.4	63%
High Net Worth	9.8	8.1	(17)%	20.2	16.4	(19)%
Total	$46.1	$59.4	29%	$89.9	$118.0	31%

(1)   Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include the assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $0.2 billion and $14.0 billion for the three months ended June 30, 2004 and 2005, respectively, and $0.2 billion and $13.7 billion for the six months ended June 30, 2004 and 2005, respectively.

(2)   Note 10 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments.

(3)   EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including a reconciliation to cash flow from operations, is described in greater detail in “Liquidity and Capital Resources—Supplemental Liquidity Measure.” For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

Our revenue increased $49.6 million (or 31%) in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of a 41% increase in average assets under management, and increased $99.7 million (or 32%) in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily as a result of a 42% increase in average assets under management. These increases in assets under management resulted principally from our investments in Genesis, TimesSquare and AQR, as well as the purchase of assets under management from FIA. The increases in revenue were proportionately less than the increases in assets under management primarily as a result of our minority investment in AQR, as we do not consolidate AQR’s revenue or expenses. Our assets under management also increased as a result of positive investment performance in the twelve months ended June 30, 2005.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

Our revenue increased $27.7 million (or 45%) in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of a 43% increase in average assets under management, and increased $48.4 million (or 40%) in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily as a result of a 40% increase in average assets under management. These increases in assets under management resulted from positive investment performance and cash flows in the twelve months ended June 30, 2005, and, to a lesser extent, the purchase of mutual fund assets from FIA.

Institutional Distribution Channel

Our revenue increased $26.0 million (or 42%) in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of a 69% increase in average assets under management, and increased $58.8 million (or 50%) in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily as a result of a 73% increase in average assets under management. This increase in assets under management resulted principally from our investments in Genesis, TimesSquare and AQR. The increases in revenue were proportionately less than the increases in assets under management primarily as a result of our minority investment in AQR, as we do not consolidate AQR’s revenue or expenses. Assets under management also increased as a result of positive investment performance during the twelve months ended June 30, 2005, and, to a lesser extent, positive net client cash flows.

High Net Worth Distribution Channel

Our revenue decreased $4.1 million (or 12%) in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of a 20% decrease in average assets under management, and decreased $7.5 million (or 11%) in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily as a result of a 17% decrease in average assets under management. The decrease in assets under management was primarily attributable to net client cash outflows at Rorer Asset Management, LLC. The decrease in revenue was comparatively less than the decrease in assets under management due to the previously discussed effects of advance billing.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2005	% Change	2004	2005	% Change
(dollars in millions)
Compensation and related expenses	$57.6	$82.9	44%	$114.9	$164.1	43%
Selling, general and administrative	25.3	37.5	48%	48.6	71.3	47%
Amortization of intangible assets	4.2	5.7	36%	8.3	11.5	39%
Depreciation and other amortization	1.6	1.5	(6)%	3.1	3.0	(3)%
Other operating expenses	3.5	4.9	40%	7.2	9.7	35%
Total operating expenses	$92.2	$132.5	44%	$182.1	$259.6	43%

c

A substantial portion of our operating expenses is incurred by our Affiliates, and a substantial majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and six month periods ended June 30, 2005, approximately $42 million and $80 million (or about 51% and 49%), respectively, of our consolidated compensation expense was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, at our profit-based Affiliates, we generally participate fully in any increase or decrease in revenue and expenses.

Compensation and related expenses increased 44% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, and increased 43% in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The increases in compensation and related expenses were primarily a result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increases in both periods were also a result of higher holding company compensation (relating to equity-based incentive compensation accruals and increases in holding company personnel), as well as an increase in aggregate Affiliate expenses from our 2004 investments in Genesis and TimesSquare (of $12.2 million and $25.5 million for the three and six month periods ended June 30, 2005, respectively).

Selling, general and administrative expenses increased 48% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, and increased 47% in the six months ended June 30, 2004, as compared to the six months ended June 30, 2005. The increases in selling, general and administrative expenses were principally attributable to increases in sub-advisory and distribution expenses resulting from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, as well as the increases in aggregate Affiliate expenses from our investments in Genesis and TimesSquare (of $5.5 million and $9.5 million for the three and six month periods ended June 30, 2005, respectively).

Amortization of intangible assets increased 36% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, and increased 39% in the six months ended June 30, 3005, as compared to the six months ended June 30, 2004. These increases resulted principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2004 and changes in the remaining useful lives of our existing acquired client relationships which increased amortization expense.

Other operating expenses increased 40% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, and 35% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These increases resulted principally from increases in aggregate Affiliate expenses from our investments in Genesis and TimesSquare (of $0.7 million and $1.7 million in the three and six month periods ended June 30, 2005, respectively).

Other Income Statement Data

The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2005	% Change	2004	2005	% Change
(dollars in millions)
Investment and other income	$1.7	$4.8	182%	$3.6	$9.0	150%
Minority interest	27.8	30.4	9%	53.2	59.8	12%
Interest expense	8.8	8.5	(3)%	16.1	16.6	3%
Income tax expense	12.6	15.4	22%	25.2	31.1	23%

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

Investment and other income increased 182% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 and increased 150% in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. During the three months ended June 30, 2005, the increase was attributable to $3.0 million of income (net of amortization) from our investment in AQR. During the six months ended June 30, 2005, the increase was attributable to $6.0 million of income (net of amortization) from our investment in AQR, partially offset by a decrease in holding company interest income.

Minority interest increased 9% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, principally as a result of the previously discussed increase in revenue. This increase was proportionately less than the percentage increase in revenue because of our November 2004 purchase of an additional 19% interest in Friess Associates, which decreased minority interest by $2.7 million, as well as a $4.3 million increase in investment spending by certain Affiliates from their Owners’ Allocation. Minority interest increased 12% in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 principally as a result of the previously discussed increases in revenue. The percentage increase in minority interest during the six month period ended June 30, 2005 was proportionately less than the percentage increase in revenue because of an $8.0 million increase in investment spending by certain Affiliates from their Owners’ Allocation, and our November 2004 purchase of an additional 19% in Friess Associates, which decreased minority interest by $5.4 million.

Interest expense decreased 3% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 and increased 3% in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. For the three month period ended June 30, 2005, the decrease resulted from our 2004 repurchases of a majority of the senior notes component of our 2001 PRIDES ($2.5 million). This decrease was largely offset by increased interest expense from our floating rate senior securities ($1.4 million) and borrowings under our Facility ($0.5 million). For the six month period ended June 30, 2005, the increase was principally attributable to our 2004 PRIDES ($1.4 million), our floating rate senior convertible securities ($2.5 million) and borrowings under our Facility ($1.1 million). These increases were partially offset by a decrease in interest expense that resulted from our 2004 repurchase of a majority of the senior notes component of our 2001 PRIDES.

Income taxes increased by 22% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, and increased 23% for the six month period ended June 30, 2005, as compared to the six months ended June 30, 2004. These increases were principally attributable to the increases in income before taxes, partially offset by decreases in our effective tax rate from 38% in the three months ended June 30, 2004 to 37% in the three months ended June 30, 2005 and 37.5% for the six months ended June 30, 2005, as compared to 40.5% for the six months ended June 30, 2004. The decrease in the effective tax rate principally resulted from the proportionate increase in income from Affiliates located in lower-taxed jurisdictions.

Net Income

The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2005	% Change	2004	2005	% Change
(dollars in millions)
Net Income	$18.9	$26.2	39%	$37.1	$51.8	40%

The increase in Net Income in the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, resulted principally from the increases in revenue and investment and other income, partially offset by net increases in reported operating, interest, minority interest and tax expenses, as described above.

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

Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because these accruals would be used only in the event of a future sale of an Affiliate or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates’ operating agreements we are generally not required to replenish these depreciating assets. Conversely, we do not add back the deferred taxes relating to our floating rate convertible securities or other depreciation expenses.

The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
(dollars in millions)
Net Income	$18.9	$26.2	$37.1	$51.8
Intangible amortization	4.2	5.8	8.3	11.5
Intangible amortization—equity method investment	—	2.0	—	4.0
Intangible-related deferred taxes	6.2	7.4	12.2	14.8
Affiliate depreciation	1.1	1.0	2.1	2.0
Cash Net Income	$30.4	$42.4	$59.7	$84.1

Cash Net Income increased 39% and 41% in the three and six month periods ended June 30, 2005, as compared to the three and six month periods ended June 30, 2004, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,	June 30,
	2004	2005
(dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$140.3	$171.3
Senior revolving credit facility	51.0	51.0
Senior notes due 2006	75.8	65.8
Zero coupon convertible debt	124.0	124.3
Floating rate convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Cash Flow Data
Operating cash flow	$65.6	$67.3	$77.4	$61.3
Investing cash flow	(84.7)	(5.7)	(93.2)	(5.7)
Financing cash flow	(2.6)	(12.6)	100.1	(23.9)
EBITDA(1)	46.1	59.4	89.9	118.0

(1)   The definition of EBITDA is presented in Note 3 on page 21.

We have met our cash requirements primarily through cash generated by operating activities. Our principal use of cash in the six months ended June 30, 2005 was to make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of the securities, the exercise of the forward purchase contracts will result in the issuance of shares of our common stock that will generate cash proceeds equal to the remaining note portion of the securities. We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the 2004 PRIDES securities and our net debt approach. At June 30, 2005, our leverage ratio was 1.7:1.

We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At June 30, 2005, our Affiliates had invested approximately $32 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

Senior Revolving Credit Facility

We have a senior revolving credit facility (“Facility”) with a syndicate of major commercial banks under which we may borrow up to $405 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings, that is scheduled to mature in August 2007. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to increase the Facility up to an aggregate of $450 million. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by us. Immediately following our previously discussed investments in the Canadian asset management firms, borrowings under the Facility were $216 million.

Senior Notes Due 2006

In December 2001, we issued $230 million of mandatory convertible securities (“2001 PRIDES”). Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of our common stock on November 17, 2004, with the number of shares determined based upon the average trading price of our common stock for a period preceding that date.

The Company repurchased $154 million in aggregate principal amount of the senior notes component of the 2001 PRIDES (“Senior Notes due 2006”) and settled the forward purchase contracts in 2004. During the second quarter of 2005, the Company repurchased $10 million of the Senior Notes due 2006; the remaining $66 million matures in November 2006 and has an interest rate of 5.41%.

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following our 2003 repurchase of $116.5 million principal amount of such notes, $134.5 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $52.94) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may cease to be convertible in the future.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of June 30, 2005, upon conversion, a holder of each security would receive an additional 2.331 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.

We have entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150 million of the floating rate convertible securities. For the period through February 2008, we will pay a weighted average fixed rate of 3.3% on that notional amount.

2004 Mandatory Convertible Securities

In February 2004, we issued $300 million of mandatory convertible securities (“2004 PRIDES”). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6.8 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of June 30, 2005, the purchase contracts would have a settlement rate of 14.635.

Each of the senior notes is pledged to us to collateralize the holder’s obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300 million of gross proceeds to be used by the original holders of the 2004 PRIDES to honor their obligations on the forward purchase contracts. In exchange for the additional $300 million in payment on the forward purchase contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

Purchases of Affiliate Equity

Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2005, the aggregate amount of these payments would have totaled approximately $815.5 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of June 30, 2005, this amount would represent approximately $110.6 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also permitted to sell their equity interests to other individuals or entities, subject to certain restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The decrease in cash flow from operations for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted principally from a decrease in minority interest offsetting the growth in our revenue and earnings in the first quarter of 2005, as compared to the same period in 2004.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2004	2005	2004	2005
Cash flow from operations	$65.6	$67.3	$77.4	$61.3
Interest expense, net of non-cash items	7.5	7.3	13.8	14.2
Current tax provision	5.6	7.2	10.2	15.1
Income from equity method investment, net of distributions	—	1.1	—	3.8
Changes in assets and liabilities and other adjustments	(32.6)	(23.5)	(11.5)	23.6
EBITDA	$46.1	$59.4	$89.9	$118.0

Investing Cash Flow

The net cash flow used in investing activities decreased for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulting primarily from a decrease in investments in new and existing Affiliates.

In July 2005, we acquired equity interests in six Canadian asset management firms. The purchase price of approximately $250 million was funded with available cash, borrowings under our senior revolving credit facility and the issuance of shares of our common stock.

Financing Cash Flow

Net cash flows used in financing activities were $23.9 million for the six months ended June 30, 2005, as compared to positive net cash flows from financing activities of $100.1 million for the six months ended June 30, 2004. This change was primarily attributable to our February 2004 issuance of 2004 PRIDES.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005:

		Payments Due
Contractual Obligations	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
(dollars in millions)
Senior debt	$281.7	$1.8	$279.9	$—	$—
Senior convertible debt	446.8	1.7	9.8	0.8	434.5
Mandatory convertible securities(1)	378.7	10.0	39.9	25.7	303.1
Purchases of Affiliate equity(2)	815.5	0.2	313.3	133.4	368.6
Leases	90.0	6.9	27.0	20.7	35.4
Other liabilities(3)	23.8	3.5	17.7	2.6	—
Total	$2,036.5	$24.1	$687.6	$183.2	$1,141.6

(1)   As more fully discussed on page 27, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Under the terms of our mandatory convertible securities, the exercise of the forward purchase contract component at the settlement date will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of the securities.

(2)   Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the transfer of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of June 30, 2005, the aggregate purchase amount would have totaled approximately $815.5 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $110.6 million on an annualized basis as of June 30, 2005.

(3)   Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 8 to the Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue in Canada and across Europe; the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates.

There have been no other significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2005. Please refer to Item 7A in our 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs
April 1 — 30, 2005	—	$—	—	1,950,215
May 1 — 31, 2005	—	$—	—	1,950,215
June 1 — 30, 2005	—	$—	—	1,950,215
Total	—	$—	—

(1)   In April 2000, our Board of Directors announced a share repurchase program permitting us to repurchase up to 5% of our issued and outstanding shares of common stock. In July 2002, the Board of Directors announced an increase to this program, which permitted the repurchase of up to an additional 5% of our issued and outstanding shares of common stock. In addition, in April 2003, our Board of Directors announced a share repurchase program permitting us to repurchase up to 5% of our issued and outstanding shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held in Prides Crossing, Massachusetts on June 1, 2005. At that meeting, the stockholders considered and acted upon the following proposals:

1.      The Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld
Richard E. Floor	19,665,280	11,613,649
Sean M. Healey	20,203,243	11,075,686
Harold J. Meyerman	29,436,479	1,842,450
William J. Nutt	20,220,649	11,058,280
Robert C. Puff, Jr.	29,541,296	1,737,633
Rita M. Rodriguez	30,246,853	1,032,076

2.      The Approval of the Material Terms of the Company’s Long-Term Executive Incentive Plan, as amended. The stockholders voted to approve the material terms of the Company’s Long-Term Executive Incentive Plan, as amended. 28,435,341 shares voted for the proposal, 2,834,344 shares voted against the proposal, 8,844 shares abstained from voting on the proposal and 400 shares were deemed non-votes on the proposal.

3.      The Ratification of the Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Current Fiscal Year. The stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year. 30,687,202 shares voted for the proposal, 584,455 shares voted against the proposal, and 7,272 shares abstained from voting on the proposal.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC.
(Registrant)
August 8, 2005	/s/ DARRELL W. CRATE
Darrell W. Crate
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Annual Director Compensation.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.