Form 10-Q
period 2005-09-30
AFFILIATED MANAGERS GROUP INC
filed 2005-11-10
CIK 1004434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined y Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 33,948,496 shares of the registrant’s common stock outstanding as of November 4, 2005.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$140,277	$139,235
Short-term investments	21,173	—
Investment advisory fees receivable	91,487	136,222
Prepaid expenses and other current assets	24,795	30,094
Total current assets	277,732	305,551
Fixed assets, net	40,953	47,146
Equity investment in Affiliates	252,597	297,887
Acquired client relationships, net	440,409	488,699
Goodwill	888,567	1,082,313
Other assets	33,163	42,424
Total assets	$1,933,421	$2,264,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$114,350	$177,148
Payables to related party	17,728	12,203
Total current liabilities	132,078	189,351
Senior debt	126,750	256,750
Senior convertible debt	423,958	424,417
Mandatory convertible securities	300,000	300,000
Deferred income taxes	124,168	173,988
Other long-term liabilities	31,397	21,325
Total liabilities	1,138,351	1,365,831
Commitments and contingencies (Note 7)	—	—
Minority interest	87,378	87,552
Stockholders’ equity:
Common stock	387	390
Additional paid-in capital	566,776	589,818
Accumulated other comprehensive income	1,537	16,388
Retained earnings	384,119	464,424
	952,819	1,071,020
Less: treasury stock, at cost	(245,127)	(260,383)
Total stockholders’ equity	707,692	810,637
Total liabilities and stockholders’ equity	$1,933,421	$2,264,020

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue	$165,846	$234,126	$476,042	$643,995
Operating expenses:
Compensation and related expenses	61,296	95,474	176,178	259,545
Selling, general and administrative	28,440	44,009	77,086	115,285
Amortization of intangible assets	4,950	6,525	13,214	17,998
Depreciation and other amortization	1,587	2,035	4,746	5,052
Other operating expenses	5,176	5,314	12,349	15,071
	101,449	153,357	283,573	412,951
Operating income	64,397	80,769	192,469	231,044
Non-operating (income) and expenses:
Investment and other (income) loss	1,387	(7,175)	(2,195)	(16,199)
Interest expense	8,193	10,071	24,318	26,682
	9,580	2,896	22,123	10,483
Income before minority interest and taxes	54,817	77,873	170,346	220,561
Minority interest	(26,819)	(32,619)	(80,017)	(92,439)
Income before income taxes	27,998	45,254	90,329	128,122
Income taxes—current	3,240	8,762	13,413	23,900
Income taxes—intangible-related deferred	6,441	7,058	18,684	21,918
Income taxes—other deferred	1,518	924	4,343	1,999
Net Income	$16,799	$28,510	$53,889	$80,305
Average shares outstanding—basic	29,353,068	33,926,047	29,551,383	33,611,937
Average shares outstanding—diluted	38,481,044	44,908,036	38,929,062	44,465,513
Earnings per share—basic	$0.57	$0.84	$1.82	$2.39
Earnings per share—diluted	$0.46	$0.67	$1.44	$1.91
Supplemental disclosure of total comprehensive income:
Net Income	$16,799	$28,510	$53,889	$80,305
Other comprehensive income (loss)	(74)	15,003	745	14,851
Total comprehensive income	$16,725	$43,513	$54,634	$95,156

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Cash flow from operating activities:
Net Income	$16,799	$28,510	$53,889	$80,305
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	4,950	6,525	13,214	17,998
Amortization of debt issuance costs	1,020	765	2,852	2,275
Depreciation and other amortization	1,587	2,035	4,746	5,052
Deferred income tax provision	7,959	7,982	23,027	23,917
Accretion of interest	344	474	825	1,422
Income from equity method investments, net of amortization	—	(4,244)	—	(10,249)
Distributions received from equity method investments	—	4,251	—	10,476
Tax benefit from exercise of stock options	16	5,362	5,525	11,103
Other adjustments	2,493	(1,384)	2,493	(2,253)
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(9,109)	(11,622)	(23,716)	(31,972)
(Increase) decrease in other current assets	(18)	4,195	6,847	4,058
Increase in non-current other receivables	(4,127)	(2,144)	(599)	(1,897)
Increase in accounts payable, accrued expenses and other liabilities	15,121	21,873	17,933	25,699
Increase in minority interest	14,098	12,701	21,499	648
Cash flow from operating activities	51,133	75,279	128,535	136,582
Cash flow used in investing activities:
Costs of investments in Affiliates, net of cash acquired	(2,112)	(62,375)	(82,178)	(80,766)
Purchase of fixed assets	(2,966)	(4,112)	(6,485)	(9,101)
Purchase of investment securities	(2,200)	—	(12,450)	(6,393)
Sale of investment securities	2,000	—	2,658	24,062
Increase in other assets	—	—	(57)	—
Cash flow used in investing activities	(5,278)	(66,487)	(98,512)	(72,198)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	51,000	170,000	51,000	175,000
Repayments of senior bank debt	—	(30,000)	—	(35,000)
Repayment of debt assumed from new investment	—	(150,811)	—	(150,811)
Issuance of convertible securities	—	—	300,000	—
Repurchase of convertible securities	(124,525)	—	(124,525)	—
Repurchase of senior debt securities	—	—	—	(10,000)
Issuance of common stock	145	10,232	11,559	24,257
Repurchase of common stock	—	(39,521)	(194,420)	(39,521)
Settlement of forward equity sale agreement	—	—	—	(14,008)
Issuance costs	(2,521)	(28)	(12,365)	(651)
Repayments of notes payable and other liabilities	—	(2,201)	(7,041)	(15,486)
Cash flow from (used in) financing activities	(75,901)	(42,329)	24,208	(66,220)
Effect of foreign exchange rate changes on cash flow	41	1,424	102	794
Net increase (decrease) in cash and cash equivalents	(30,005)	(32,113)	54,333	(1,042)
Cash and cash equivalents at beginning of period	308,620	171,348	224,282	140,277
Cash and cash equivalents at end of period	$278,615	$139,235	$278,615	$139,235
Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$—	$2,589	$—	$5,627
Payables recorded for Affiliate equity purchases	—	767	—	4,243
Stock issued in new investment	—	24,556	—	24,556
Stock issued in settlement of indebtedness	28,499	—	28,499	—
Gain realized from settlement of forward purchase contracts	3,719	—	3,719	—
Debt assumed from new investment	—	150,811	—	150,811

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

2.   Senior Debt

The components of senior debt are as follows:

	December 31, 2004	September 30, 2005
Senior revolving credit facility	$51,000	$191,000
Senior notes due 2006	75,750	65,750
	$126,750	$256,750

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

The Company expects to close an amended and restated credit facility in the quarter ending December 31, 2005. It is expected that the new facility will contain terms substantially similar to the existing Facility and will increase borrowing capacity at more favorable interest rates.

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

The Company repurchased $154,250 in aggregate principal amount of the senior notes component of the 2001 PRIDES (“Senior Notes due 2006”) and settled the forward purchase contracts in 2004. During the second quarter of 2005, the Company repurchased $10,000 of the Senior Notes due 2006; the remaining $65,750 matures in November 2006 and has an interest rate of 5.406%.

3.   Senior Convertible Debt

	December 31, 2004	September 30, 2005
Zero coupon senior convertible notes	$123,958	$124,417
Floating rate senior convertible securities	300,000	300,000
	$423,958	$424,417

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the Company’s 2003 repurchase of $116,500 principal amount of such notes, $134,500 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $53.01) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may cease to be convertible into common stock in the future.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the

Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of September 30, 2005, upon conversion a holder of each security would receive an additional 2.835 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of the Company’s common stock, the floating rate convertible securities may cease to be convertible into common stock in the future.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6,762, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of September 30, 2005, the purchase contracts would have a settlement rate of 13.808.

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

5.   Income Taxes

A summary of the provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Current:
Federal	$2,835	$5,807	$11,739	$19,927
State	405	332	1,674	1,350
Foreign	—	2,623	—	2,623
Total Current	$3,240	$8,762	$13,413	$23,900
Deferred:
Federal	$6,964	$7,871	$20,148	$22,548
State	995	450	2,879	1,708
Foreign	—	(339)	—	(339)
Total Deferred	$7,959	$7,982	$23,027	$23,917
Provision for Income Taxes	$11,199	$16,744	$36,440	$47,817

The components of deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2004	2005
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$10,362	$12,296
Intangible asset amortization	(116,417)	(160,412)
Deferred compensation	320	794
Convertible securities interest	(8,704)	(11,888)
Accrued expenses	608	(2,487)
	(113,831)	(161,697)
Valuation allowance	(10,337)	(12,291)
Net deferred income taxes	$(124,168)	$(173,988)

Deferred tax liabilities result primarily from the Company’s income tax accounting for its intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, thereby reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. However, intangible assets associated with the Company’s recent investment in First Asset are not deductible for tax purposes. Because certain of these assets (primarily definite-lived acquired client relationships) are amortized for book purposes, the Company recorded a deferred tax liability of $26,679 at closing that represents the tax effect of the future book amortization of these assets. The Company’s floating rate convertible securities currently generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

At September 30, 2005, the Company had state tax loss carryforwards that will expire over the next 15 years and state tax credit carryforwards that will expire over the next 10 years. The valuation allowances at December 31, 2004 and September 30, 2005 are related to the uncertainty of the realization of most of these loss and credit carryforwards, which is dependent upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended September 30, 2005 is principally attributable to state tax operating losses during this period.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net Income	$16,799,000	$28,510,000	$53,889,000	$80,305,000
Interest expense on contingently convertible securities, net of taxes	765,000	1,791,000	2,004,000	4,638,000
Net Income, as adjusted	$17,564,000	$30,301,000	$55,893,000	$84,943,000

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Denominator:
Average shares outstanding—basic	29,353,068	33,926,047	29,551,383	33,611,937
Effect of dilutive instruments:
Stock options	1,217,143	2,281,999	1,440,059	2,180,591
Forward equity sale agreement	—	—	—	118,205
Contingently convertible securities	7,910,833	8,699,990	7,937,620	8,554,780
Average shares outstanding—diluted	38,481,044	44,908,036	38,929,062	44,465,513

The calculations of diluted earnings per share for the three and nine months ended September 30, 2004 and 2005 exclude the effect of any potential exercise of the forward purchase contract component of the 2001 PRIDES and 2004 PRIDES, as applicable, because the effect would have been anti-dilutive.

In April 2005, the Company net settled its forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders’ equity. Prior to the net settlement of the forward equity sale agreement, the Company was required to use the treasury stock method to measure potentially issuable shares.

Also, as more fully discussed in Note 3, the Company had zero coupon convertible notes and floating rate convertible securities outstanding during the nine months ended September 30, 2004 and 2005. These notes are convertible into shares of the Company’s common stock upon certain conditions. The aggregate number of shares of common stock that could be issued in the future to settle these securities are deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

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

8.   Related Party Transactions

The Company periodically records amounts payable to Affiliate partners in connection with the purchase of additional Affiliate equity interests. The total amount due to Affiliate partners as of September 30, 2005 was $21,820, of which $12,203 is due within one year and reported as a current liability. The non-current amount of $9,617 is classified within the other long-term liabilities of the balance sheet.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Net Income—as reported	$16,799	$28,510	$53,889	$80,305
Less: Total stock-based employee compensation expense determined under fair value, net of tax	5,547	138	6,496	372
Net Income—FAS 123 pro forma	$11,252	$28,372	$47,393	$79,933
Earnings per share—basic—as reported	$0.57	$0.84	$1.82	$2.39
Earnings per share—basic—FAS 123 pro forma	0.38	0.84	1.60	2.38
Earnings per share—diluted—as reported	0.46	0.67	1.44	1.91
Earnings per share—diluted—FAS 123 pro forma	0.31	0.67	1.27	1.90

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

Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically-registered investment products as well as non-institutional investment products that are registered abroad. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs. In the case of Affiliates with transaction-based brokerage fee businesses, revenue reported in each distribution channel includes fees earned for transactions on behalf of clients in that channel.

During the third quarter of this year, the Company amended its definition of the Mutual Fund distribution channel in conjunction with its acquisition of First Asset Management Inc. (“First Asset”), which increased the number of investment products managed by its Affiliates that are registered abroad. As a result, certain reclassifications have been made to prior period financial results of the Company’s operating segments to conform them to the amended definition. These reclassifications are not material to the financial results of any of the Company’s operating segments.

Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company’s reported revenue but instead is included (net of operating expenses, including amortization) in “Investment and other income,” and reported in the distribution channel in which the Affiliate operates. Income tax attributable to the profits of the Company’s equity-method Affiliates is reported within the Company’s consolidated income tax provision.

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

Statements of Income

	For the Three Months Ended September 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$65,196	$67,013	$33,637	$165,846
Operating expenses:
Depreciation and amortization	513	3,670	2,354	6,537
Other operating expenses	36,500	37,470	20,942	94,912
	37,013	41,140	23,296	101,449
Operating income	28,183	25,873	10,341	64,397
Non-operating (income) and expenses:
Investment and other income	577	613	197	1,387
Interest expense	3,537	3,132	1,524	8,193
	4,114	3,745	1,721	9,580
Income before minority interest and income taxes	24,069	22,128	8,620	54,817
Minority interest	(9,820)	(12,480)	(4,519)	(26,819)
Income before income taxes	14,249	9,648	4,101	27,998
Income taxes	5,700	3,859	1,640	11,199
Net Income	$8,549	$5,789	$2,461	$16,799

	For the Three Months Ended September 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$108,406	$92,195	$33,525	$234,126
Operating expenses:
Depreciation and amortization	1,362	4,604	2,594	8,560
Other operating expenses	65,453	57,832	21,512	144,797
	66,815	62,436	24,106	153,357
Operating income	41,591	29,759	9,419	80,769
Non-operating (income) and expenses:
Investment and other income	(1,690)	(4,793)	(692)	(7,175)
Interest expense	4,674	4,089	1,308	10,071
	2,984	(704)	616	2,896
Income before minority interest and income taxes	38,607	30,463	8,803	77,873
Minority interest	(14,095)	(14,151)	(4,373)	(32,619)
Income before income taxes	24,512	16,312	4,430	45,254
Income taxes	9,068	6,036	1,640	16,744
Net Income	$15,444	$10,276	$2,790	$28,510

	For the Nine Months Ended September 30, 2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$189,219	$183,612	$103,211	$476,042
Operating expenses:
Depreciation and amortization	1,384	10,269	6,307	17,960
Other operating expenses	105,932	98,666	61,015	265,613
	107,316	108,935	67,322	283,573
Operating income	81,903	74,677	35,889	192,469
Non-operating (income) and expenses:
Investment and other income	(1,510)	(171)	(514)	(2,195)
Interest expense	10,404	8,923	4,991	24,318
	8,894	8,752	4,477	22,123
Income before minority interest and income taxes	73,009	65,925	31,412	170,346
Minority interest	(28,766)	(35,710)	(15,541)	(80,017)
Income before income taxes	44,243	30,215	15,871	90,329
Income taxes	17,851	12,179	6,410	36,440
Net income	$26,392	$18,036	$9,461	$53,889

	For the Nine Months Ended September 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$286,956	$263,140	$93,899	$643,995
Operating expenses:
Depreciation and amortization	2,631	13,055	7,364	23,050
Other operating expenses	172,473	158,033	59,395	389,901
	175,104	171,088	66,759	412,951
Operating income	111,852	92,052	27,140	231,044
Non-operating (income) and expenses:
Investment and other income	(3,467)	(11,634)	(1,098)	(16,199)
Interest expense	11,707	11,511	3,464	26,682
	8,240	(123)	2,366	10,483
Income before minority interest and income taxes	103,612	92,175	24,774	220,561
Minority interest	(37,689)	(42,696)	(12,054)	(92,439)
Income before income taxes	65,923	49,479	12,720	128,122
Income taxes	24,594	18,474	4,749	47,817
Net income	$41,329	$31,005	$7,971	$80,305

Balance Sheet Information

Total assets as of December 31, 2004	$779,824	$791,300	$362,297	$1,933,421
Total assets as of September 30, 2005	$869,904	$1,060,372	$333,744	$2,264,020

11.   Acquisitions

On July 28, 2005, the Company completed the acquisition of equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd. (“Beutel”); Montrusco Bolton Investment Inc.; Deans Knight Capital Management Ltd. (“Deans Knight”); Triax Capital Corporation; and Covington Capital Corporation. The Company acquired these interests and certain other assets through the acquisition of 100% of the outstanding stock of First Asset, a privately-held Canadian asset management company. As of the acquisition date, these six firms managed $24.7 billion through approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

The consideration paid to acquire First Asset was principally cash (a portion of which was borrowed under the Facility), with the remainder issued in shares of the Company’s common stock.  In connection with the transaction, First Asset was renamed AMG Canada Corp.

The Company’s investment in First Asset is accounted for under the purchase method of accounting. The results of operations have been included in the Company’s Consolidated Financial Statements beginning on July 28, 2005, the closing date of the acquisition. (Supplemental pro forma information has not been provided as the acquisition of First Asset did not constitute a material business combination.) The following table summarizes the net assets acquired at their respective fair values. The Company’s purchase price allocation for its First Asset investment remains subject to finalization, and amounts may, therefore, be revised in future periods.

Tangible assets, net	$11,662
Definite-lived acquired client relationships	50,181
Equity investment in Affiliates	42,942
Deferred income taxes	(26,679)
Deferred purchase price	(10,015)
Goodwill	181,201
Net assets acquired	$249,292

While the financial results of all other First Asset Affiliates are consolidated, Beutel and Deans Knight are accounted for using the equity method. In connection with the Company’s investment in Beutel and Deans Knight, approximately $23,300 of acquired client relationships and $19,700 of goodwill have been classified within equity investment in Affiliates. As is consistent with the equity method of accounting, the Company has elected to record the financial results of Beutel one quarter in arrears to allow for the receipt of financial information.

The Company’s operating agreements generally provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. These agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. The partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company’s approval or other restrictions. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2005, the aggregate amount of these payments would have totaled approximately $935,004. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of September 30, 2005, this amount would represent approximately $127,858 on an annualized basis.

In connection with the Company’s investments in certain Affiliates, in the event specified financial targets are achieved at such Affiliates, the Company may be required to make additional payments of approximately $174,291 in total. Payments under these arrangements, if required, are not expected to exceed $10,000 for the twelve-month period ended September 30, 2006. If these payments occur, they will be recorded as goodwill.

12.   Goodwill and Acquired Client Relationships

The following table presents the change in goodwill associated with the Company’s purchases of Affiliate equity interests during the nine months ended September 30, 2005. A substantial amount of the goodwill acquired and the entire amount of the foreign currency translation is associated with the Company’s acquisition of First Asset. During the nine months ended September 30, 2005, the Company also acquired Fremont Investment Advisors and certain interests from Affiliate management. In this period, the Company also issued Affiliate equity interests to certain Affiliate employees. Most of the goodwill acquired during the nine months ended September 30, 2005 is not deductible for tax purposes.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2004	$345,731	$356,849	$185,987	$888,567
Goodwill acquired, net	92,739	72,819	17,944	183,502
Foreign currency translation	4,405	4,302	1,537	10,244
Balance, as of September 30, 2005	$442,875	$433,970	$205,468	$1,082,313

The following table reflects the components of intangible assets of the Company’s Affiliates that are consolidated as of December 31, 2004 and September 30, 2005:

	December 31, 2004		September 30, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$279,595	$84,237	$334,683	$102,235
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	245,051	—	256,251	—
Goodwill	888,567	—	1,082,313	—

For the Company’s Affiliates that are consolidated, definite-lived acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 12 years. Amortization expense was $4,950 and $6,525 for the three months ended September 30, 2004 and 2005, respectively. The Company estimates that its consolidated amortization expense will be approximately $27,600 for the next 5 years, assuming no additional investments in new or existing Affiliates.

During the third quarter of 2005, the Company completed its annual impairment test for goodwill and determined that none of its goodwill was impaired as of September 30, 2005.

The definite-lived acquired client relationships attributable to the Company’s equity method investments are amortized using the straight-line method over approximately 11 years. Amortization expense for these relationships was zero and $2,192 for the three months ended September 30, 2004 and 2005, respectively. The Company estimates that the amortization expense attributable to its current equity-method Affiliates will be approximately $9,160 per year through 2014.

In the nine months ended September 30, 2005, as a result of the issuance of Affiliate equity interests to certain Affiliate employees, the Company’s Affiliate ownership percentage in those Affiliates decreased. Accordingly, in this period goodwill and acquired client relationships decreased by approximately $5,566.

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

On June 29, 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF Issue No. 04-05 (“EITF 04-05”), which provides a new framework for addressing when a general partner in a limited partnership controls the partnership. While the Company continues to assess the impact of this consensus, certain of the Company’s Affiliates may be required to consolidate certain investment partnerships in which they hold a general partnership interest. EITF 04-05 will apply immediately to any limited partnerships formed after June 29, 2005, other limited partnerships that modify their partnership agreements after June 29, 2005, and to all other limited partnerships beginning January 1, 2006. As a result of EITF 04-05, the Company may be required to consolidate certain Affiliate funds that are currently reported under the equity method of accounting. If these fund assets are consolidated, the Company’s minority interest liability will increase in a corresponding amount. Management does not believe that the adoption of EITF 04-05 will have a material impact on the Company’s stockholders’ equity or results of operations.

14.   Comprehensive Income

A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Net Income	$16,799	$28,510	$53,889	$80,305
Foreign currency translation adjustment	41	14,278	102	13,646
Change in net unrealized gain on investment securities	524	17	1,600	14
Change in net unrealized loss on derivative securities	(639)	708	(639)	1,801
Reclassification of unrealized gain on investment securities to realized gain	—	—	(318)	(610)
Comprehensive income	$16,725	$43,513	$54,634	$95,156

The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31,	September 30,
	2004	2005
Unrealized gain on investment securities	$637	$41
Unrealized (loss) gain on derivative securities	(232)	1,569
Foreign currency translation adjustment	1,132	14,778
Accumulated other comprehensive income	$1,537	$16,388

Foreign currency translation adjustments result primarily from the Company’s translation of the financial statements of First Asset, which are denominated in Canadian dollars.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in our other filings with the United States Securities and Exchange Commission in our press releases and in oral statements made with the approval of an executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

•       our performance is directly affected by changing conditions in global financial markets generally and in the equity markets particularly, and a decline or a lack of sustained growth in these markets may result in decreased advisory fees or performance fees and a corresponding decline (or lack of growth) in our operating results and in the cash flow distributable to us from our Affiliates;

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

Overview

We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our “Affiliates”). As of September 30, 2005, our affiliated investment management firms managed approximately $175 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates’ businesses and growth prospects.

Through our Affiliates, we provide more than 300 investment products across a broad range of asset classes and investment styles in our three principal distribution channels. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

•       Our Affiliates provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

•       Through our Affiliates, we offer more than 150 investment products across more than 35 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value and growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

In 2004 and 2005, our investments in new and existing Affiliates included the following:

•       In July 2005, we completed our investment in equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investment Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation. We acquired these interests and certain other assets through the acquisition of First Asset Management Inc. (“First Asset”), a privately-held Canadian asset management company. These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

•       In January 2005, through Managers Investment Group LLC, we completed our acquisition of certain assets under management from Fremont Investment Advisors, Inc. (“FIA”). The acquisition includes the Fremont Funds, a diversified family of 12 no-load mutual funds managed by independent sub-advisors and investment professionals at FIA, as well as FIA assets in separate accounts and 401(k) plans.

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

•       In June 2004, we completed our investment in Genesis Fund Managers LLP (“Genesis”), a manager of emerging markets equity securities with operations in London, Chile and Guernsey. Genesis manages assets in separate accounts, commingled portfolios and closed-end funds for institutional clients in the U.S., Europe and Australia.

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

We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue (or in certain cases different percentages relating to the various sources or amounts of revenue of a particular Affiliate) is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the “Operating Allocation.” The portion of the Affiliate’s revenue that is allocated to the owners of that Affiliate (including us) is called the “Owners’ Allocation.” Each Affiliate allocates its Owners’ Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. In these cases, we are generally allocated a percentage of the Affiliate’s revenue with the balance to be used to pay operating expenses and profit distributions to the other owners. Although the revenue sharing arrangements that underly our minority equity interest investments do not include an Owners’ Allocation, we retain a similar contractual right to receive our distributions of cash.

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

For the nine months ended September 30, 2005, approximately $129.3 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $92.4 million of our Affiliates’ profits to their managers (referred to on our income statement as “minority interest”).

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

•       our operating expenses (i.e. our holding company expenses, including interest, depreciation and amortization, income taxes and compensation for our employees); and

•       the profits allocated to managers of our majority-owned Affiliates (i.e. minority interest).

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes related to client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition, in the High Net Worth and Institutional distribution channels, certain clients are billed on the basis of investment performance (“performance fees”). Performance fees are inherently dependent on investment results and therefore may vary substantially from period to period.

For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our income statement. Our share of these firms’ profits (net of intangible amortization) is reported in “Investment and other income,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms’ assets under management ($28.1 billion reported as of September 30, 2005) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Assets under Management(1)

	December 31,	September 30,
Operating Segment	2004	2005
(dollars in billions)
Mutual Fund	$33.9	$49.1
Institutional	76.1	100.0
High Net Worth	19.8	26.2
	$129.8	$175.3

Statement of Changes—Quarter to Date	Mutual Fund	Institutional	High Net Worth	Total
(dollars in billions)
June 30, 2005	$41.5	$79.0	$17.5	$138.0
Net client cash flows	0.8	0.3	0.1	1.2
New investments(2)	3.6	13.8	7.5	24.9
First Quadrant Limited operations(3)	—	(1.1)	—	(1.1)
Investment performance	3.2	8.0	1.1	12.3
September 30, 2005	$49.1	$100.0	$26.2	$175.3

Statement of Changes—Year to Date	Mutual Fund	Institutional	High Net Worth	Total
(dollars in billions)
December 31, 2004	$34.0	$76.1	$19.7	$129.8
Net client cash flows	3.9	4.3	(2.1)	6.1
New investments(2)	6.4	13.9	7.6	27.9
First Quadrant Limited operations(3)	—	(3.6)	—	(3.6)
Investment performance	4.8	9.3	1.0	15.1
September 30, 2005	$49.1	$100.0	$26.2	$175.3

(1)   See Note 2 on page 23 for a discussion of the change to our Mutual Fund distribution channel definition in the quarter ended September 30, 2005.

(2)          In July 2005, we completed our investments in Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investment Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation through the acquisition of First Asset Management Inc. Additionally, in January 2005, we acquired the mutual fund business of Fremont Investment Advisors through Managers Investment Group LLC.

(3)          In August 2005, we sold our interest in First Quadrant Limited.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	% Change	2004	2005	% Change
(in millions, except as noted)
Average assets under management(1),(2) (in billions)
Mutual Fund	$27.0	$46.0	70%	$26.8	$40.9	53%
Institutional	53.0	92.8	75%	47.6	82.8	74%
High Net Worth	20.6	23.0	12%	21.7	19.9	(8)%
Total	$100.6	$161.8	61%	$96.1	$143.6	49%
Revenue(2)
Mutual Fund	$65.2	$108.4	66%	$189.2	$287.0	52%
Institutional	67.0	92.2	38%	183.6	263.1	43%
High Net Worth	33.6	33.5	0%	103.2	93.9	(9)%
Total	$165.8	$234.1	41%	$476.0	$644.0	35%
Net Income(2)
Mutual Fund	$8.5	$15.4	81%	$26.4	$41.3	56%
Institutional	5.8	10.3	78%	18.0	31.0	72%
High Net Worth	2.5	2.8	12%	9.5	8.0	(16)%
Total	$16.8	$28.5	70%	$53.9	$80.3	49%
EBITDA(2)(3)
Mutual Fund	$18.3	$30.6	67%	$56.0	$80.3	43%
Institutional	16.4	27.1	65%	49.4	80.2	62%
High Net Worth	8.0	8.4	5%	27.2	23.6	(13)%
Total	$42.7	$66.1	55%	$132.6	$184.1	39%

(1)          Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include the assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $0.2 billion and $23.5 billion for the three months ended September 30, 2004 and 2005, respectively, and $0.2 billion and $17.1 billion for the nine months ended September 30, 2004 and 2005, respectively.

(2)          Note 10 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. During the quarter ended September 30, 2005, we amended the definition of the Mutual Fund distribution channel in conjunction with our acquisition of First Asset, which increased the number of investment products managed by our Affiliates that are registered abroad. As a result, certain reclassifications have been made to prior period financial results of our operating segments to conform them to the amended definition. These reclassifications are not material to the financial results of any of our operating segments.

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

Our revenue increased $68.3 million (or 41%) in the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, primarily as a result of a 61% increase in average assets under management, and increased $168.0 million (or 35%) in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily as a result of a 49% increase in average assets under management. These increases in assets under management resulted principally from our investments in new Affiliates and positive investment performance and cash flows. The increases in revenue were proportionately less than the increases in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

Our revenue increased $43.2 million (or 66%) in the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, primarily as a result of a 70% increase in average assets under management, and increased $97.8 million (or 52%) in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily as a result of a 53% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance and cash flows and, to a lesser extent, from our investments in new Affiliates.

Institutional Distribution Channel

Our revenue increased $25.2 million (or 38%) in the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, primarily as a result of a 75% increase in average assets under management, and increased $79.5 million (or 43%) in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily as a result of a 74% increase in average assets under management. The increases in assets under management resulted principally from our investments in new Affiliates. The increases in revenue were proportionately less than the increases in assets under management primarily as a result of our equity method investments in new Affiliates, as we do not consolidate revenue or expenses of such Affiliates. Assets under management also increased as a result of positive investment performance and positive net client cash flows.

High Net Worth Distribution Channel

Our revenue remained effectively unchanged in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, as increases relating to our investments in new Affiliates and positive investment performance during the twelve months ended September 30, 2005 were offset by net client cash outflows at Rorer Asset Management, LLC. The increases in revenue were proportionately less than the increases in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates. Revenue decreased $9.3 million (or 9%) in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily as a result of an 8% decrease in average assets under management. The decrease in assets under management was primarily attributable to net client cash outflows at Rorer Asset Management, LLC.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	% Change	2004	2005	% Change
(dollars in millions)
Compensation and related expenses	$61.3	$95.5	56%	$176.2	$259.5	47%
Selling, general and administrative	28.4	44.0	55%	77.1	115.3	50%
Amortization of intangible assets	5.0	6.5	30%	13.2	18.0	36%
Depreciation and other amortization	1.6	2.0	25%	4.7	5.1	9%
Other operating expenses	5.1	5.3	4%	12.4	15.1	22%
Total operating expenses	$101.4	$153.3	51%	$283.6	$413.0	46%

A substantial portion of our operating expenses is incurred by our Affiliates, and the majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and nine month periods ended September 30, 2005, approximately $49 million and $129 million (or about 52% and 50%), respectively, of our consolidated compensation expense was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and can vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, at our profit-based Affiliates, we generally participate fully in any increase or decrease in revenue and expenses.

Compensation and related expenses increased 56% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, and increased 47% in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increases in compensation and related expenses were primarily a result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. For the three months ended September 30, 2005, the increase was also related to a $7.3 million increase in aggregate Affiliate expenses from our 2004 and 2005 investments in new Affiliates and a $3.4 million increase in holding company compensation (relating to equity-based incentive compensation accruals and increases in holding company personnel). For the nine months ended September 30, 2005, the increase was similarly related to a $37.0 million increase in aggregate Affiliate expenses from our investments in new Affiliates and a $7.9 million increase in holding company compensation (relating to equity-based incentive compensation accruals and increases in holding company personnel). The remaining increase in compensation in both periods presented is associated with our formation of Managers Investment Group.

Selling, general and administrative expenses increased 55% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, and increased 50% in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increases in selling, general and administrative expenses were principally attributable to increases in sub-advisory and distribution expenses resulting from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, as well as nonrecurring expenses at certain Affiliates. Additionally, selling, general and administrative expenses increased as a result of increases in aggregate Affiliate expenses from our 2004 and 2005 investments in new Affiliates ($4.5 million for the three-month period ended September 30, 2005, and $16.1 million for the nine-month period ended September 30, 2005).

Amortization of intangible assets increased 30% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, and increased 36% in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. These increases resulted principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2004 and 2005.

Other operating expenses increased 4% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, and 22% in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in the three month period ended September 30, 2005 resulted principally from increases in aggregate Affiliate expenses from our 2004 and 2005 investments in new Affiliates. The increase in the nine month period ended September 30, 2005 resulted from increases in aggregate Affiliate expenses from our new investments ($1.9 million) partially offset by decreases in spending at certain Affiliates.

Other Income Statement Data

The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	% Change	2004	2005	% Change
(dollars in millions)
Investment and other income (loss)	$(1.4)	$7.1	607%	$2.2	$16.2	636%
Minority interest	26.8	32.6	22%	80.0	92.4	16%
Interest expense	8.2	10.1	23%	24.3	26.7	10%
Income tax expense	11.2	16.7	49%	36.4	47.8	31%

Investment and other income primarily consists of the following:

•       our share of income from Affiliates accounted for under the equity-method, net of any related intangible amortization;

•       earnings on cash and cash equivalent balances;

•       earnings that Affiliates realize on any investments (in accordance with our Affiliate operating agreements, these earnings are generally allocated to our management partners and accordingly result in an increase in minority interest expense on our Statement of Operations); and

•       gains and losses resulting from changes in foreign currency exchange rates.

Investment and other income increased 607% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 and increased 636% in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. These increases resulted primarily from income from our investments in new Affiliates which are accounted for under the equity method of accounting ($4.2 million and $10.3 million of net income in the three month and nine month periods ended September 30, 2005, respectively).

Minority interest increased 22% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, principally as a result of the previously discussed increase in revenue. This increase was proportionately less than the percentage increase in revenue because of our November 2004 purchase of an additional 19% interest in Friess Associates, which decreased minority interest by $1.6 million and investment spending by certain Affiliates from their Owners’ Allocation, which decreased minority interest by $2.3 million. Minority interest increased 16% in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 principally as a result of the previously discussed increases in revenue. The percentage increase in minority interest during the nine month period ended September 30, 2005 was proportionately less than the percentage increase in revenue because of an $6.3 million increase in investment spending by certain Affiliates from their Owners’ Allocation, and our November 2004 purchase of an additional 19% in Friess Associates, which decreased minority interest by $8.4 million.

Interest expense increased 23% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 and increased 10% in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. For the three month period ended September 30, 2005, the increase resulted from borrowings on our Facility ($1.9 million). For the nine month period ended September 30, 2005, the increase was principally attributable to our 2004 PRIDES ($1.4 million), our floating rate senior convertible securities ($4.0 million) and borrowings under our Facility ($2.9 million). These increases were partially offset by a decrease in interest expense that resulted from our 2004 repurchase of a majority of the senior notes component of our 2001 PRIDES ($1.4 million and $6.3 million for the three- and nine-month periods ended September 30, 2005, respectively).

Income taxes increased by 49% in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, and increased 31% for the nine month period ended September 30, 2005, as compared to the nine months ended September 30, 2004. These increases were principally attributable to the increases in income before taxes, partially offset by decreases in our effective tax rate from 40% in the three months ended September 30, 2004 to 37% in the three months ended September 30, 2005 and from 40.3% for the nine months ended September 30, 2004, to 37.3% for the nine months ended September 30, 2005. The above-described decreases in the effective tax rate principally resulted from the proportionate increase in income from Affiliates located in lower-taxed domestic and foreign jurisdictions.

Net Income

The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004	2005	% Change	2004	2005	% Change
(dollars in millions)
Net Income	$16.8	$28.5	70%	$53.9	$80.3	49%

The increase in Net Income in the three and nine month periods ended September 30, 2005, as compared to the three and nine month periods ended September 30, 2004, resulted principally from the increases in revenue and investment and other income, partially offset by net increases in reported operating, interest, minority interest and tax expenses, as described above.

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

The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
(dollars in millions)
Net Income	$16.8	$28.5	$53.9	$80.3
Intangible amortization	5.0	6.5	13.2	18.0
Intangible amortization—equity method investment.	—	2.2	—	6.2
Intangible-related deferred taxes	6.4	7.1	18.7	21.9
Affiliate depreciation	1.1	1.5	3.2	3.5
Cash Net Income	$29.3	$45.8	$89.0	$129.9

Cash Net Income increased 56% and 46% in the three and nine month periods ended September 30, 2005, as compared to the three and nine month periods ended September 30, 2004, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31, 2004	September 30, 2005
(dollars in millions)
Balance Sheet Data
Cash and cash equivalents	$140.3	$139.2
Senior revolving credit facility	51.0	191.0
Senior notes due 2006	75.8	65.8
Zero coupon convertible debt	124.0	124.4
Floating rate convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Cash Flow Data
Operating cash flow	$51.1	$75.3	$128.5	$136.6
Investing cash flow	(5.3)	(66.5)	(98.5)	(72.2)
Financing cash flow	(75.9)	(42.3)	24.2	(66.2)
EBITDA(1)	42.7	66.1	132.6	184.1

(1)          The definition of EBITDA is presented in Note 3 on page 23.

We have met our cash requirements primarily through cash generated by operating activities. Our acquisition of First Asset was the principal use of cash in the nine months ended September 30, 2005. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of the securities, the exercise of the forward purchase contracts will result in the issuance of shares of our common stock that will generate cash proceeds equal to the remaining note portion of the securities. We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the 2004 PRIDES securities and our net debt approach. At September 30, 2005, our leverage ratio was 2.3:1.

We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At September 30, 2005, our Affiliates had invested approximately $61 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

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

We expect to close an amended and restated credit facility in the quarter ending December 31, 2005. It is expected that the new facility will contain terms substantially similar to the existing Facility and will increase borrowing capacity at more favorable interest rates.

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

The Company repurchased $154 million in aggregate principal amount of the senior notes component of the 2001 PRIDES (“Senior Notes due 2006”) and settled the forward purchase contracts in 2004. During the second quarter of 2005, the Company repurchased $10 million of the Senior Notes due 2006; the remaining $66 million matures in November 2006 and has an interest rate of 5.406%.

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following our 2003 repurchase of $116.5 million principal amount of such notes, $134.5 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.01) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock the zero coupon convertible notes may cease to be convertible in the future.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of September 30, 2005, upon conversion a holder of each security would receive an additional 2.835 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of the Company’s common stock, floating rate convertible securities may cease to be convertible in the future.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6.8 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of September 30, 2005, the purchase contracts would have a settlement rate of 13.808.

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

Purchases of Affiliate Equity

Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2005, the aggregate amount of these payments would have totaled approximately $935.0 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of September 30, 2005, this amount would represent approximately $127.9 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The increase in cash flow from operations for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, resulted principally from the growth in revenue and earnings in the nine months ended September 30, 2005 as compared to the same period in 2004.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
(dollars in millions)
Cash flow from operations	$51.1	$75.3	$128.5	$136.6
Interest expense, net of non-cash items	6.8	8.8	20.6	23.0
Current tax provision	3.2	8.8	13.4	23.9
Income from equity method investment, net of distributions	—	2.2	—	6.0
Changes in assets and liabilities and other adjustments	(18.4)	(29.0)	(29.9)	(5.4)
EBITDA	$42.7	$66.1	$132.6	$184.1

Investing Cash Flow

The net cash flow used in investing activities decreased for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily as a result of our disposition of our short-term investments.

Financing Cash Flow

Net cash flows used in financing activities were $66.2 million for the nine months ended September 30, 2005, as compared to positive net cash flows from financing activities of $24.2 million for the nine months ended September 30, 2004. This change was primarily attributable to our February 2004 issuance of 2004 PRIDES.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005:

		Payments Due
Contractual Obligations	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
(dollars in millions)
Senior debt	$260.8	$0.9	$259.9	$—	$—
Senior convertible debt	436.2	1.2	9.8	0.8	424.4
Mandatory convertible securities(1)	373.7	5.0	39.9	25.7	303.1
Purchases of Affiliate equity(2)	935.0	—	347.3	145.5	442.2
Leases	108.3	4.4	34.1	27.7	42.1
Other liabilities(3)	21.8	1.4	18.3	2.1	—
Total	$2,135.8	$12.9	$709.3	$201.8	$1,211.8

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

(2)          Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of September 30, 2005, the aggregate purchase amount would have totaled approximately $935.0 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $127.9 million on an annualized basis as of September 30, 2005.

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

There have been no other significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2005. Please refer to Item 7A in our 2004 Annual Report on Form 10-K.

Item 4.                        Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As more fully described in Note 11 to the Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q, we completed the acquisition of First Asset during the quarter ended September 30, 2005 and are in the process of conforming First Asset’s operating activities to our controls and procedures.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          Purchases of Equity Securities by the Issuer.

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs
July 1 - 31, 2005	17,000	$71.29	17,000	1,933,215
August 1 - 31, 2005	508,900	$71.62	525,900	1,424,315
September 1 - 30, 2005	25,000	$73.54	550,900	1,399,315
Total	550,900	$71.70	550,900

(1)          In April 2000, our Board of Directors announced a share repurchase program permitting us to repurchase up to 5% of our issued and outstanding shares of common stock. In July 2002, the Board of Directors announced an increase to this program, which permitted the repurchase of up to an additional 5% of our issued and outstanding shares of common stock. In April 2003, our Board of Directors announced a share repurchase program permitting us to repurchase up to an additional 5% of our issued and outstanding shares of common stock.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

We adopted an Executive Retention Plan (the “2005 Plan”) to update our existing Executive Retention Plan. Consistent with our Compensation Committee’s objective that executive compensation be closely aligned with increases in stockholder value and retain key members of senior management, the 2005 Plan is designed to work in concert with our stockholder-approved Long-Term Executive Incentive Plan, providing a trust vehicle for long-term compensation awards based upon our performance and growth. As with the existing plan, the 2005 Plan permits the Compensation Committee to make awards to officers that may be invested in our common stock, in Affiliate investment products, and in cash accounts, in each case subject to vesting and forfeiture provisions. Under the terms of the 2005 Plan, investment decisions will be made by the recipient; under the existing plan, such decisions had been made by an investment committee comprised of our executive officers.

Item 6.                        Exhibits

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC.
(Registrant)
November 9, 2005
/s/ DARRELL W. CRATE
Darrell W. Crate
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Affiliated Managers Group, Inc. Executive Retention Plan.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.