Form 10-K
period 2005-12-31
AFFILIATED MANAGERS GROUP INC
filed 2006-03-16
CIK 1004434

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2005
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

(617) 747-3300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.01 par value) Income PRIDES	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a Large Accelerated Filer, an Accelerated Filer, or a Non-Accelerated Filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        At June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $68.33 on that date on the New York Stock Exchange, was $2,272,877,053. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the Registrant's common stock are affiliates. There were 33,737,188 shares of the Registrant's common stock outstanding on March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 7, 2006 are incorporated by reference into Part III.

FORM 10-K
TABLE OF CONTENTS

i

PART I

Item 1.    Business

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2005, our affiliated investment management firms managed approximately $184.3 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

  •
  preserve each Affiliate's distinct culture and investment focus; and

  •
  provide Affiliates with the ability to realize the benefits of scale economies in distribution, operations, compliance and technology.

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

        A summary of selected financial data attributable to our operations follows:

	2003	2004	2005
(in millions, except as noted)
Assets under Management (in billions)(1)
Mutual Fund	$25.4	$33.9	$49.7
Institutional	43.2	76.1	107.8
High Net Worth	22.9	19.8	26.8

Total	$91.5	$129.8	$184.3

Revenue(2)
Mutual Fund	$195.8	$261.9	$400.3
Institutional	169.6	262.3	384.5
High Net Worth	129.6	135.8	131.7

Total	$495.0	$660.0	$916.5

Net Income(2)
Mutual Fund	$29.7	$37.8	$56.8
Institutional	15.7	26.9	51.2
High Net Worth	15.1	12.4	11.1

Total	$60.5	$77.1	$119.1

EBITDA(2)(3)
Mutual Fund	$61.6	$78.7	$110.2
Institutional	47.5	71.5	125.0
High Net Worth	38.1	36.2	32.3

Total	$147.2	$186.4	$267.5

(1)
Balances as of December 31.

(2)
Note 21 to the Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results.

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

        In January 2005, we formed Managers Investment Group LLC ("Managers" or "Managers Investment Group," the successor to The Managers Funds LLC), a distribution platform designed to expand our Affiliates' product offerings and distribution capabilities. Managers operates as a single point of contact for retail intermediaries, offering more than 40 AMG Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans.

        In July 2005, we also completed our investment in equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc. ("Foyston"); Beutel, Goodman & Company Ltd. ("Beutel"); Montrusco Bolton Investments Inc.; Deans Knight Capital Management Ltd.; Triax Capital

Corporation; and Covington Capital Corporation. We acquired these interests and certain other assets through the acquisition of First Asset Management Inc. ("First Asset"), a privately-held Canadian asset management company. In connection with the transaction, First Asset was re-named AMG Canada Corp. ("AMG Canada"). These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

Mutual Fund Distribution Channel

        Through our Affiliates, we provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

        Our largest mutual funds in this distribution channel are the:

  •
  Tweedy, Browne Global Value and American Value Funds, managed by Tweedy, Browne Company LLC ("Tweedy, Browne"), a New York-based investment advisor that employs a value-oriented investment approach advocated by Benjamin Graham to invest in global and domestic securities;

  •
  Third Avenue Value Funds, including the Third Avenue Value, Real Estate Value, Small Cap Value and International Value Funds, which are managed by Third Avenue Management LLC ("Third Avenue"), a New York-based investment advisor that employs a deep value approach to investing in equities, real estate and corporate debt securities;

  •
  Brandywine, Brandywine Blue and Brandywine Advisors Funds, which are managed by Friess Associates, LLC ("Friess Associates"), a Delaware and Wyoming-based investment advisor that invests in growth equities through an intensive, bottom up research process; and

  •
  Managers Funds, which employ a proprietary search, selection and monitoring process to identify sub-advisors for the Funds, and Managers AMG Funds, which offer retail investors access to Affiliates' investment management services otherwise available only through Institutional separate accounts.

        Utilizing the distribution, sales and client service capabilities of Managers, Affiliates are provided access to the Mutual Fund distribution channel. Managers also offers those Affiliates with an existing presence in the Mutual Fund channel the opportunity to expand their distribution, operating as a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms.

        Within this distribution channel, Managers is presently distributing over 40 mutual funds, including funds managed by nine Affiliates. Through Managers, we further expanded our participation in this channel through the acquisition of approximately $3 billion in assets under management from Fremont Investment Advisors, Inc. ("FIA"), including the Fremont Funds, a diversified family of no-load mutual funds managed by independent sub-advisors and FIA investment professionals.

        In 2005, we also acquired an additional $3.6 billion in assets under management in the Mutual Fund distribution channel through our investment in our Canadian Affiliates (as discussed above). Together, these Affiliates manage over 20 mutual funds across a variety of investment styles and asset classes.

Institutional Distribution Channel

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

        Our institutional investment products are distributed by over 50 sales and marketing professionals at our Affiliates who develop new institutional business through direct sales efforts and established relationships with pension consultants. In 2005, we continued to work with our Affiliates in executing and enhancing their marketing and client service initiatives. Our efforts are designed to ensure that our Affiliates' products and services successfully address the specialized needs of their clients and are responsive to the evolving demands of the marketplace and provide our Affiliates with resources to improve sales and marketing materials, network with the pension consultant and plan sponsor communities, and further expand and establish new distribution alternatives.

        In 2005, we acquired an additional $13.8 billion in assets under management in the Institutional distribution channel through our investment in our Canadian Affiliates (as discussed above), including Foyston, a Toronto-based manager of value-equity, balanced and fixed income products, and Beutel, a Toronto-based manager of equity, balanced and fixed income investment products.

High Net Worth Distribution Channel

        The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group generally consists principally of direct relationships with ultra high net worth and affluent individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, which are generally brokerage firms or similar sponsors. Our Affiliates provide investment management services through more than 90 managed account programs.

        We have undertaken several initiatives to provide our Affiliates with enhanced managed account distribution and administration capabilities. As described above, in January 2005, we completed the formation of Managers to distribute single and multi-manager separate account products and mutual funds through brokerage firms. Within our High Net Worth distribution channel, Managers is presently distributing over 25 investment products managed by eight Affiliates.

Our Structure and Relationship with Affiliates

        While we operate our business through our Affiliates in our three principal distribution channels, we strive to maintain each Affiliate's distinct entrepreneurial culture and independence through our investment structure. In each case, our Affiliates are organized as separate firms, and their operating or shareholder agreements are tailored to provide appropriate incentives for our Affiliate management owners and to address the particular characteristics of that Affiliate while enabling us to protect our interests.

        We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue is generally allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of the Affiliate's revenue that is allocated to the owners of that Affiliate (including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. Where we hold a minority equity interest, our revenue sharing arrangement generally allocates a percentage of the revenue to us, with the balance to be used to pay operating expenses and profit distributions to the Affiliate management owners.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to:

  •
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

        An Affiliate's Operating Allocation is structured to cover its operating expenses. However, should actual operating expenses exceed the Operating Allocation, our contractual share of cash under the Owners' Allocation generally has priority over the allocations and distributions to the Affiliate's managers. As a result, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, before reducing the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

        Certain of our Affiliates operate under profit-based arrangements through which we receive a share of profits as cash flow. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we participate in a budgeting process and generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. In recent periods, less than 15% of our earnings have been generated through our profit-based arrangements.

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

        The put rights permit the managers of an Affiliate to sell portions of their retained ownership. Should a manager wish to sell a portion of his or her interest, the put rights are designed to facilitate a transition of ownership in our Affiliates to other partners at a gradual rate. We believe that a more gradual sale of interests in Affiliates will enhance our ability to keep our ownership of each Affiliate within a desired range. We intend to continue providing equity participation opportunities in our Affiliates to more junior members of their management as well as to key employees.

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

Diversification of Assets under Management and EBITDA

        The following table provides information regarding the composition of our assets under management and EBITDA for the year ended December 31, 2005.

	Year Ended December 31, 2005
	Assets under Management	Percentage of Total	EBITDA(1)	Percentage of Total
	(in millions)		(in thousands)
Distribution Channel:
Mutual Fund	$49,656	27%	$110,211	41%
Institutional	107,802	58%	124,934	47%
High Net Worth	26,852	15%	32,318	12%

	$184,310	100%	$267,463	100%

Asset Class:
Equity	$134,419	73%	$224,154	84%
Alternative	28,328	15%	31,261	12%
Fixed Income and other	21,563	12%	12,048	4%

	$184,310	100%	$267,463	100%

Geography(2):
Domestic	$69,524	38%	$122,164	46%
Global	99,784	54%	131,886	49%
Emerging Markets	15,002	8%	13,413	5%

	$184,310	100%	$267,463	100%

(1)
The definition of EBITDA is presented in Note 3 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
The geography of a particular investment product describes the general location of its investment holdings.

Industry

        The asset management industry is an important segment of the financial services industry and has been a key driver of growth in financial services over the last decade. As of June 30, 2005, according to the most recent available data, industry-wide assets under management across the Mutual Fund, Institutional and High Net Worth distribution channels totaled approximately $25.3 trillion in the United States. We believe prospects for overall industry growth (estimated by a global securities firm to increase at a compound rate of 7% to 9% annually over the next five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across each of the principal distribution channels for our Affiliates' products.

        In the Mutual Fund distribution channel, according to a 2005 industry report, more than 91 million individuals in almost 54 million households in the United States are invested in mutual funds. In 2005, net cash flows to equity mutual funds totaled nearly $244 billion, and aggregate mutual fund assets totaled $8.5 trillion at the end of 2005. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel are primarily in retirement plans, including both defined benefit and defined contribution plans, endowments and foundations, and totaled approximately $8.8 trillion as of June 30, 2005. Although the majority of Institutional assets are in equities (estimated to be 60% in 2004), allocations to alternative investments have continued to increase. According to a recent study of institutional investors, allocations of institutional assets to hedge funds (a core component of alternative investments) have grown from 2.5% of assets in 2001 to 7.7% in 2005, and are expected to increase to 9.1% by 2007. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, ultra high net worth and high net worth families and individuals (those having at least $1 million in investable assets) had aggregate assets of $9.3 trillion at the end of 2004; industry experts expect assets in this segment of the channel to grow to $13.9 trillion by the end of 2009. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $678.1 billion at the end of 2005 (a nearly 18% increase over year end 2004) and are expected to reach $1.5 trillion by 2011.

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

Competition

        In each of our three principal distribution channels, we and our Affiliates compete with a large number of domestic and foreign investment management firms, including public and private companies, subsidiaries of commercial and investment banks and insurance companies. In comparison to us and our Affiliates, these firms generally have greater resources and assets under management, and many offer an even broader array of investment products and services than our Affiliates. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the Institutional distribution channel. We believe that the most important factors affecting our and our Affiliates' ability to compete for clients in our three principal distribution channels are the:

  •
  abilities, performance records and reputation of the Affiliates and their management teams;

  •
  products offered;

  •
  management fees charged;

  •
  level of client service offered; and

  •
  development and marketing of new investment strategies.

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

        A component of our growth strategy is the acquisition of equity interests in additional mid-sized investment management firms. In seeking to acquire such equity interests, we compete with a number of acquirers of investment management firms, including other investment management holding companies, insurance companies, broker/dealers, banks and private equity firms. Many of these companies have longer operating histories and greater resources than we do, which may make our competitors more attractive to the owners of the firms in which we are considering an investment and may enable them to offer greater consideration to such owners. We believe that important factors affecting our ability to compete for future investments are the:

  •
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

        Each of our U.S. Affiliates and three of our Affiliates domiciled outside of the U.S. are registered as investment advisors with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and are subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including implementation of compliance policies and procedures, record keeping requirements, operational procedures and disclosure obligations. We do not directly engage in the business of providing investment advice and therefore are not required to be registered as an investment advisor. Our Affiliates are also subject to regulation under the securities and fiduciary laws of various states, depending upon the nature of their business activities in each state. Moreover, many of our Affiliates act as advisors or sub-advisors to mutual funds, which are registered as investment companies with the U.S. Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act"). As an advisor or sub-advisor to a registered investment company, each of these Affiliates must comply with the requirements of the 1940 Act and related regulations. In addition, an advisor or sub-advisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the U.S. Internal Revenue Code of 1986, as amended (the "Code").

        The Investment Advisers Act and the 1940 Act provide that each investment management contract under which our Affiliates manage assets for other parties either terminates automatically if assigned, or states that it is not assignable without consent. In general, the term "assignment" includes not only direct assignments, but also indirect assignments which may be deemed to occur upon the direct or indirect transfer of a "controlling block" of our voting securities or the voting securities of one of our Affiliates. The 1940 Act further provides that all investment contracts with mutual fund clients are subject to annual approval by the fund's board of directors, and may be terminated by such clients, without penalty, upon no later than 60 days notice.

        Certain of our Affiliates are also subject to the U.S. Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations, to the extent they are "fiduciaries" under ERISA with respect to their U.S. clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of an Affiliate, as well as certain transactions by the fiduciaries (and several other related parties) to such plans. One of our Affiliates, First Quadrant, L.P., is also registered with the U.S. Commodity Futures Trading Commission as a commodity trading advisor and is a member of the National Futures Association. Finally, a subsidiary of Managers, an affiliate of Third Avenue and Tweedy, Browne are each registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as broker/dealers and, therefore, are subject to extensive regulation relating to sales methods, trading practices, the use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

        Each of our Canadian Affiliates, and several of our U.S. domiciled Affiliates, are registered with one or more provincial securities regulatory authorities in Canada as investment counsel and portfolio manager or its equivalent. Each Canadian province has securities legislation and regulation that govern the sale of securities, record keeping, registration and enforcement. The Office of the Superintendent of Financial Institutions and the Financial Transactions and Reports Analysis Centre of Canada jointly oversee entities and activities covered by the Proceeds of Crime (Money Laundering) and Terrorist Financing Act. In addition, there are a number of National Policy Statements applicable to the operation of investment managers and the offering of securities, including National Instruments 31-101 (Registration Requirements), 52-107 (Acceptable Accounting Principles, Auditing Standards and Reporting Currency), 81-101 (Mutual Fund Prospectus Disclosure), 81-102 (Mutual Funds), 81-105 (Mutual Fund Sales Practices) and 81-106 (Investment Fund Continuous Disclosure). Covington Capital Corporation is a manager of Labour Sponsored Investment Funds ("LSIF"). LSIFs are regulated in Ontario by the Ministry of Finance, and may also be registered under the Community Small Business Investment Funds Act (Ontario). Investors in LSIFs receive tax credits from the federal and provincial governments. In September 2005, the Ontario government announced plans to eliminate the tax credit for LSIF investors in 2011.

        Several of our affiliated investment management firms are also subject to the laws of other non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, Genesis Fund Managers, LLP operates out of Guernsey, Channel Islands and is regulated by the Guernsey Financial Services Commission ("GFSC") and registered with the Bermuda Monetary Authority. Genesis Asset Managers, LLP, also operating out of Guernsey, is regulated by the GFSC and its affiliate, Genesis Investment Management, LLP, which is based in London, is regulated by the Financial Services Authority of the United Kingdom. Some of our other affiliated investment management firms are investment advisors to funds which are organized under non-U.S. jurisdictions, including Luxembourg (where the funds are regulated by the Institute Monetaire Luxembourgeois), Bermuda (where the funds are regulated by the Bermuda Monetary Authority) and Ireland (where the funds are regulated by the Central Bank of

Ireland). In addition, DFD Select Group Limited distributes funds in a variety of foreign jurisdictions. DFD Select Group and any of our affiliated investment management firms that manage such funds are therefore subject to the securities laws governing the investment management and distribution of such funds in the applicable jurisdictions.

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

Employees and Corporate Organization

        As of December 31, 2005, we employed 70 persons and our Affiliates employed approximately 1,200 persons, the substantial majority of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

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

Item 1A.    Risk Factors

        We face a variety of risk factors that are substantial and inherent in our business, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our business.

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

        Additionally, certain of our Affiliates' businesses include the management of mutual funds, an industry that has become the subject of heightened regulatory scrutiny. If we or any of our Affiliates were to be named as a subject of an investigation, the publicity of such investigation could have a material adverse effect on our stock price and financial condition even if we (or our Affiliates) were found not to have committed any violation of the securities laws or other misconduct.

Our Affiliates' international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        Some of our Affiliates operate or advise clients outside of the United States, and several affiliated investment management firms, are based outside the United States. Accordingly, we and our current and any prospective affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

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

        Some of our Affiliates are partnerships or limited liability companies of which we are, or an entity controlled by us is, the general partner or manager member. Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed its ability to pay for them, we may be directly or indirectly liable for their payment. In addition, with respect to each of our Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment against any of our Affiliates and/or us in excess of available insurance coverage could have a material adverse effect on the Affiliate and/or us.

Historically, equity markets and our common stock have been volatile.

        The market price of our common stock historically has experienced and may continue to experience high volatility, and the broader equity markets have experienced and may again experience significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our Affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.

The sale or issue of substantial amounts of our common stock could adversely impact the price of our common stock.

        The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities that are convertible into shares of our common stock either upon the occurrence of certain events or, in the case of our mandatory convertible securities, upon the passage of time. The number of shares of our common stock to be issued will primarily be determined by the price of our common stock at the time of conversion or settlement of an underlying forward purchase contract. Upon the conversion of the securities, and especially if we were required to issue the maximum number of shares of common stock issuable under our outstanding convertible securities, a significant number of additional shares of our common stock would be sold in the public market. As of December 31, 2005, if the aggregate number of shares issuable under the convertible securities were issued, an additional 12.7 million shares of our common stock would be outstanding. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Also, as of December 31, 2005, options to purchase 7.8 million shares of our common stock were outstanding and exercisable, although 2.3 million of the shares that may be purchased pursuant to such exercises would be subject to restrictions on transferability for specified periods. Consequently, any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        Repurchase Obligations under Zero Coupon Senior Convertible Notes and under Floating Rate Convertible Senior Debentures.    In May 2001, we issued $251 million aggregate principal amount at maturity of zero coupon senior convertible notes due 2021. In 2003, we repurchased $116.5 million principal amount at maturity of the zero coupon senior convertible notes in privately negotiated transactions. In May 2006, 2011 and 2016, the remaining holders may require us to repurchase all or a portion of the outstanding zero coupon senior convertible notes at their accreted value.

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

        Senior Revolving Credit Facility.    We entered into an amended and restated senior revolving credit facility in December 2005, which allows us to borrow up to $550 million. Subject to the agreement of the lenders to increase their commitments, we have the option to borrow up to an aggregate of $650 million under this facility. We have used our credit facility in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, refinance other indebtedness, repurchase stock and fund working capital. As of December 31, 2005, we had $175.5 million outstanding under our credit facility.

        We expect that our credit facility will mature in December 2010. While we intend to obtain a new credit facility prior to that time, we may not be able to obtain financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our net income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above. We may borrow under our credit facility only if we continue to meet certain financial tests, including interest and leverage ratios. In addition, our credit facility contains provisions for the benefit of our lenders that restrict the manner in which we can conduct our business, that may adversely affect our ability to make investments in new and existing Affiliates and that may have an adverse impact on the interests of our stockholders. Because indebtedness under our credit facility bears interest at variable rates, in the event we have indebtedness outstanding under our credit facility, increases in interest rates may increase our interest expense, which could adversely affect our cash flow, our ability to meet our debt service obligations and our ability to fund future investments. Although from time to time we are party to interest rate hedging contracts designed to offset a portion of our exposure to interest rate fluctuations, we cannot be certain that this strategy will be effective.

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

        At December 31, 2005, our total assets were approximately $2.3 billion, of which approximately $1.6 billion were intangible assets, and approximately $300 million were equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. Acquired client relationships with definite lives are being amortized, or written off, over a weighted average period of 12 years. If we were to record an intangible impairment charge, our results of operations and financial position could be adversely affected.

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

Our Web Site

        Our web site is www.amg.com. It provides information about us, as well as a link in the "Investor Information" section of our web site to another web site where you can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments

        There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.    Properties

        Our executive offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965. To accommodate the growth in our business, we recently expanded our offices and believe that the property is suitable for the foreseeable future. Each of our Affiliates leases office space in the city or cities in which it conducts business.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2004 for the periods indicated. These prices reflect a three-for-two stock split that occurred in March 2004.

	High	Low
2004
First Quarter	$58.89	$46.36
Second Quarter	57.45	45.10
Third Quarter	54.47	43.20
Fourth Quarter	67.92	53.50
2005
First Quarter	$68.09	$59.82
Second Quarter	69.30	57.08
Third Quarter	74.84	68.40
Fourth Quarter	83.20	68.60

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on March 1, 2006 was $99.32. As of March 1, 2006, there were 36 stockholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2005	—	$—	—	1,399,315
November 1 - 30, 2005	293,650	$79.39	293,650	1,105,665
December 1 - 31, 2005	345,150	$80.25	638,800	760,515

Total	638,800	$79.86	638,800

(1)
Notes 15 and 22 to the Consolidated Financial Statements provide additional detail with respect to our share repurchase programs.

(2)
As of March 1, 2006, there were 305,115 shares that could be purchased under our share repurchase programs.

Item 6.    Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except as indicated and per share data)
Statement of Income Data
Revenue	$408,210	$482,536	$495,029	$659,997	$916,492
Net Income(1)	49,989	55,942	60,528	77,147	119,069
Earnings per share—diluted(1)	1.44	1.52	1.57	2.02	2.81
Average shares outstanding—diluted	36,913	38,241	40,113	39,645	44,690
Other Financial Data
Assets under Management (at period end, in millions)	$81,006	$70,809	$91,524	$129,802	$184,310
Cash Flow from (used in):
Operating activities	$96,925	$127,300	$116,515	$177,886	$204,078
Investing activities	(343,674)	(138,917)	(73,882)	(478,266)	(82,029)
Financing activities	288,516	(34,152)	153,697	215,243	(122,267)
EBITDA(2)	132,143	138,831	147,215	186,434	267,463
Cash Net Income(3)	84,090	99,552	104,944	126,475	186,103
Balance Sheet Data
Intangible assets(4)	$974,956	$1,113,064	$1,116,036	$1,328,976	$1,576,941
Total assets(4)	1,160,321	1,242,994	1,519,205	1,933,421	2,321,636
Senior debt(5)	25,000	—	—	126,750	241,250
Senior convertible debt(6)	227,894	229,023	423,340	423,958	424,232
Mandatory convertible securities(7)	200,000	230,000	230,000	300,000	300,000
Other long-term obligations(8)	61,876	87,860	108,851	155,565	202,772
Stockholders' equity	543,340	571,861	614,769	707,692	817,381

(1)
Net Income and Earnings per share for the year ended December 31, 2001 do not reflect changes in the accounting for intangible assets from the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), in 2002, and therefore are not directly comparable to the operating results of the other periods presented.

(2)
The definition of EBITDA is presented in Note 3 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Cash Net Income is defined as Net Income plus amortization and deferred taxes related to intangible assets plus Affiliate depreciation. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of interests in our affiliated investment management firms. Cash Net Income is not a measure of financial performance under generally accepted accounting principles and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net Income, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For the year ended December 31, 2001, prior to our adoption of FAS 142, we defined Cash Net Income as "Net Income plus depreciation and amortization." In connection with our adoption of FAS 142 in 2002, we modified our definition to be "Net Income plus depreciation, amortization and deferred taxes." In 2003, in connection with our issuance of convertible securities, we modified this definition to clarify that deferred taxes relating to these convertible securities and certain depreciation are not added back for the calculation of Cash Net Income. If we had used our current definition of Cash Net Income beginning in 2001, Cash Net Income for 2001 and 2002 would have been $88.6 million and $97.6 million, respectively.

(4)
Intangible and total assets have increased as we have made new or additional investments in affiliated investment management firms. The intangible asset balance presented above excludes $251 million and $280 million of intangible assets reported within Equity investments in Affiliates for the years ended December 31, 2004 and 2005, respectively.

(5)
Senior debt includes outstanding borrowings under our credit facility and, beginning in 2004, our Senior Notes due 2006. As of December 31, 2005, our Senior Notes due 2006 ($65.8 million) are reported as a current liability.

(6)
Senior convertible debt consists of our zero coupon senior convertible notes, and beginning in 2003, our floating rate senior convertible securities.

(7)
Mandatory convertible securities consist of our 2001 PRIDES through 2003 and, beginning in 2004, our 2004 PRIDES.

(8)
Other long-term obligations consist principally of deferred income taxes, payables to related parties and the contract adjustment payment liability of our 2004 PRIDES.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        When used in this Annual Report on Form 10-K and in our other filings with the United States Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "may," "intends," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Business—Risk Factors."

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

Overview

        We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our "Affiliates"). As of December 31, 2005, our affiliated investment management firms managed approximately $184.3 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through: the internal growth of our existing business across these three channels; additional investments in mid-sized investment management firms; and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

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

  •
  Our Affiliates provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

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

        In January 2005, we completed the formation of Managers Investment Group LLC ("Managers" or "Managers Investment Group," the successor to The Managers Funds LLC), a distribution platform designed to expand our Affiliates' product offerings and distribution capabilities. Managers operates as a single point of contact for retail intermediaries, offering more than 40 Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans.

        In July 2005, we also completed our investment in equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investments Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation. We acquired these interests and certain other assets through the acquisition of First Asset Management Inc. ("First Asset"), a privately-held Canadian asset management company. In connection with the transaction, First Asset was re-named AMG Canada Corp. ("AMG Canada"). These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

        While we operate our business through our Affiliates in our three principal distribution channels, we strive to maintain each Affiliate's distinct entrepreneurial culture and independence through our investment structure. In each case, our Affiliates are organized as separate firms, and their operating or shareholder agreements are tailored to provide appropriate incentives for our Affiliate management owners and to address the particular characteristics of that Affiliate while enabling us to protect our interests.

        We have revenue sharing arrangements with most of our Affiliates. Under these arrangements, a percentage of revenue is generally allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of the Affiliate's revenue that is allocated to the owners of that Affiliate (including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. Where we hold a minority equity interest, our revenue sharing arrangement generally allocates a percentage of the revenue to us, with the balance to be used to pay operating expenses and profit distributions to the Affiliate management owners.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to:

  •
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

        An Affiliate's Operating Allocation is structured to cover its operating expenses. However, should actual operating expenses exceed the Operating Allocation, our contractual share of cash under the Owners' Allocation generally has priority over the allocations and distributions to the Affiliate's managers. As a result, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, before reducing the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

        Certain of our Affiliates operate under profit-based arrangements through which we receive a share of profits as cash flow. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we participate in a budgeting process and generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. In recent periods, less than 15% of our earnings has been generated through our profit-based arrangements.

        For the year ended December 31, 2005, approximately $174.9 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $144.3 million of our Affiliates' profits to their managers (referred to on our Consolidated Statements of Income as "Minority interest").

        Our Net Income reflects the revenue of our consolidated Affiliates and our share of income from Affiliates which we account for under the equity method, reduced by:

  •
  the operating expenses of our consolidated Affiliates;

  •
  our operating expenses (i.e., our holding company expenses, including interest, depreciation and amortization, income taxes and compensation for our employees); and

  •
  the profits allocated to managers of our consolidated Affiliates (i.e., minority interest).

        As discussed above, for consolidated Affiliates with revenue sharing arrangements, the operating expenses of the Affiliate as well as its managers' minority interest generally increase (or decrease) as the Affiliate's revenue increases (or decreases) because of the direct relationship established in many of our agreements between the Affiliate's revenue and its Operating Allocation and Owners' Allocation. At our consolidated profit-based Affiliates, expenses may or may not correspond to increases or decreases in the Affiliates' revenues.

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

        Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). Most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes due to client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, over 25 Affiliate products, representing approximately $18 billion of assets under management, also bill on the basis of absolute investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.

        For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $32.2 billion as of December 31, 2005) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K) and a statement of changes for each period.

Assets under Management(1)

	At December 31,
	2003	2004	2005
Operating Segment (in billions)
Mutual Fund	$25.4	$33.9	$49.7
Institutional	43.2	76.1	107.8
High Net Worth	22.9	19.8	26.8

	$91.5	$129.8	$184.3

	Mutual Fund	Institutional	High Net Worth	Total
Statement of Changes—2003 (in billions)
December 31, 2002	$17.0	$33.6	$20.2	$70.8
Net client cash flows	1.6	1.8	(1.3)	2.1
Investment performance	6.8	7.8	4.0	18.6

December 31, 2003	$25.4	$43.2	$22.9	$91.5

	Mutual Fund	Institutional	High Net Worth	Total
Statement of Changes—2004 (in billions)
December 31, 2003	$25.4	$43.2	$22.9	$91.5
Net client cash flows	2.0	1.6	(4.4)	(0.8)
New investments(2)	0.4	24.8	—	25.2
Investment performance	6.1	6.5	1.3	13.9

December 31, 2004	$33.9	$76.1	$19.8	$129.8

	Mutual Fund	Institutional	High Net Worth	Total
Statement of Changes—2005 (in billions)
December 31, 2004	$33.9	$76.1	$19.8	$129.8
Net client cash flows	4.1	8.7	(2.0)	10.8
New investments(2)	6.5	13.9	7.6	28.0
First Quadrant Limited operations(3)	—	(3.6)	—	(3.6)
Investment performance	5.2	12.7	1.4	19.3

December 31, 2005	$49.7	$107.8	$26.8	$184.3

(1)
In 2005, we amended the definition of the Mutual Fund distribution channel in conjunction with our acquisition of AMG Canada, which increased the number of investment products managed by our Affiliates that are registered abroad. As a result, certain reclassifications have been made to prior period financial results of our operating segments to conform them to the amended definition. These reclassifications are not material to the financial results of any of our operating segments.

(2)
We completed new Affiliate investments in Genesis Fund Managers, LLP in June 2004 and TimesSquare Capital Management, LLC and AQR Capital Management, LLC in November 2004. Additionally, in March 2004 we acquired the retail mutual fund business of Conseco Capital Management, Inc. through Managers Investment Group LLC. In January 2005, we acquired the mutual fund business of Fremont Investment Advisors Inc. through Managers Investment Group LLC. In July 2005, we completed our investments in Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investments Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation.

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

	2003	2004	% Change	2005	% Change
(in millions, except as noted)
Average Assets under Management (in billions)(1)
Mutual Fund	$19.5	$27.8	43%	$42.7	54%
Institutional	37.6	51.8	38%	88.4	71%
High Net Worth	20.9	21.3	2%	21.6	1%

Total	$78.0	$100.9	29%	$152.7	51%

Revenue(2)(3)
Mutual Fund	$195.8	$261.9	34%	$400.3	53%
Institutional	169.6	262.3	55%	384.5	47%
High Net Worth	129.6	135.8	5%	131.7	(3%)

Total	$495.0	$660.0	33%	$916.5	39%

Net Income(2)
Mutual Fund	$29.7	$37.8	27%	$56.8	50%
Institutional	15.7	26.9	71%	51.2	90%
High Net Worth	15.1	12.4	(18%)	11.1	(10%)

Total	$60.5	$77.1	27%	$119.1	54%

EBITDA(2)(4)
Mutual Fund	$61.6	$78.7	28%	$110.2	40%
Institutional	47.5	71.5	51%	125.0	75%
High Net Worth	38.1	36.2	(5%)	32.3	(11%)

Total	$147.2	$186.4	27%	$267.5	44%

(1)
Assets under management attributable to investments that were completed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. Average assets under management includes assets managed by affiliated investment management firms that we do not consolidate for financial reporting purposes of $0.2 billion, $1.6 billion and $20.6 billion for 2003, 2004 and 2005, respectively.

(2)
Note 21 to the Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. As discussed in Note 1 on page 25, in 2005, we amended the definition of the Mutual Fund distribution channel in conjunction with our acquisition of AMG Canada, which increased the number of investment products managed by our Affiliates that are registered abroad. As a result, certain reclassifications have been made to prior period financial results of our operating segments to conform them to the amended definition. These reclassifications are not material to the financial results of any of our operating segments. As discussed in Note 13 to the Consolidated Financial Statements, we are required to use the equity method of accounting for certain investments and as such do not consolidate their revenue for financial reporting purposes. Our share of profits from these investments is reported in "Income from equity method investments" and is therefore reflected in Net Income and EBITDA.

(3)
We derive a small portion of our revenue from transaction-based brokerage fees and distribution fees of certain Affiliates; our percentage participation in this revenue is generally substantially less than our percentage participation in investment management fee revenue.

(4)
The definition of EBITDA and our reasons for using EBITDA are presented in Note 3 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Liquidity and Capital Resources."

Revenue

        Our revenue is generally determined by the following factors:

  •
  our assets under management, excluding assets under management associated with our equity method investments;

  •
  the distribution of our assets across the three operating segments and our Affiliates, which realize different fee rates; and

  •
  the performance of our products that have performance fee arrangements and the possible recognition of related fees.

        In addition, the billing patterns of our Affiliates will have an impact on revenue in cases of rising or falling markets. As described previously, advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period, while advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. As a consequence, when equity market declines result in decreased assets under management in a particular period, revenue reported on accounts that are billed in advance of that period may appear to have a relatively higher quarterly fee rate, and in the case of equity market appreciation, revenue reported on accounts that are billed in advance of that period may appear to have a relatively lower quarterly fee rate. Similarly, the timing of cash flows within a given quarter may also affect the implied fee rate.

        Our revenue increased $256.5 million (or 39%) in 2005 from 2004, primarily as a result of a 51% increase in average assets under management. The increase in assets under management resulted principally from our investments in new Affiliates in 2004 and 2005, and, to a lesser extent, from positive investment performance and cash flows. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates. Unrelated to the change in assets under management, the increase in revenue was also a result of higher performance fees in 2005 as compared to 2004.

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

  Mutual Fund Distribution Channel

        The increase in revenue of $138.4 million (or 53%) in 2005 from 2004 resulted principally from a 54% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and net client cash flows, and, to a lesser extent, from investments in new Affiliates.

        The increase in revenue of $66.1 million (or 34%) in the Mutual Fund distribution channel in 2004 from 2003 resulted principally from a 43% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and, to a lesser extent, positive net client cash flows. The increase in revenue was proportionately less than the growth in average assets under management because of an increase in assets under management that realize a comparatively lower fee rate.

  Institutional Distribution Channel

        Our revenue increased $122.2 million (or 47%) in 2005 from 2004, primarily as a result of a 71% increase in average assets under management. The increase in assets under management resulted principally from our investments in new Affiliates in 2004 and 2005, and to a lesser extent, from positive investment performance and net client cash flows. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates. Unrelated to the change in assets under management, the increase in revenue was also a result of higher performance fees in 2005 as compared to 2004.

        The increase in revenue of $92.7 million (or 55%) in the Institutional distribution channel in 2004 from 2003 resulted principally from a 38% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and, to a lesser extent, our investments in new Affiliates and positive net client cash flows. The increase in revenue was proportionately greater than the growth in assets under management because of an increase in assets under management that realize a comparatively higher fee rate, as well as higher performance fees in 2004.

  High Net Worth Distribution Channel

        Revenue decreased $4.1 million (or 3%) in 2005 from 2004 in the High Net Worth distribution channel, while average assets under management increased by 1%. The increase in average assets under management was primarily attributable to investments in new Affiliates and positive investment performance that was substantially offset by net client cash outflows at Rorer Asset Management, LLC. The change in revenue was proportionately less than the change in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

        The increase in revenue of $6.2 million (or 5%) in the High Net Worth distribution channel in 2004 from 2003 resulted principally from a 2% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and was partially offset by net client cash outflows, primarily at Rorer Asset Management, LLC. The increase in revenue was proportionately greater than the growth in assets under management because of an increase in assets under management that realize a comparatively higher fee rate.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	2003	2004	% Change	2005	% Change
(in millions)
Compensation and related expenses	$175.0	$241.6	38%	$365.9	51%
Selling, general and administrative	84.1	109.1	30%	162.1	49%
Amortization of intangible assets	16.2	18.3	13%	24.9	36%
Depreciation and other amortization	6.2	6.4	3%	7.0	9%
Other operating expenses	16.0	16.7	4%	21.5	29%

Total operating expenses	$297.5	$392.1	32%	$581.4	48%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and therefore by corresponding increases or decreases in their respective aggregate Operating Allocations. During the year ended December 31, 2005, approximately $174.9 million, or about 48% of our consolidated compensation expense, was attributable to our Affiliate managers.

        Compensation and related expenses increased 51% in 2005, following a 38% increase in 2004. The increase in 2005 was primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses, and to $52.0 million in additional compensation expenses from our new investments in 2004 and 2005 (and the inclusion of the compensation expense for those Affiliates). The increase was also related to a $16.9 million increase in holding company compensation (relating to equity based and incentive compensation, as well as increases in the number of holding company personnel), with the remainder associated with our formation of Managers Investment Group. The increase in 2004 was primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increase was also related to $20.0 million in aggregate Affiliate expenses from our new investments in 2004 (and the inclusion of the compensation expense for those Affiliates) as well as an increase of $6.0 million in holding company compensation.

        Selling, general and administrative expenses increased 49% in 2005. The increase was principally attributable to increases in sub-advisory and distribution expenses resulting from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, and the $20.1 million increase in additional Affiliate expenses from our new investments in 2004 and 2005 (and the inclusion of the additional expenses for those Affiliates). Selling, general and administrative expenses increased 30% in 2004. The increase was principally attributable to increases in sub-advisory and distribution expenses resulting from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel. Also contributing to the increase were $4.9 million in aggregate Affiliate expenses from our new investments in 2004 (and the inclusion of the additional expense for those Affiliates) and $3.8 million of professional fees associated with our Sarbanes-Oxley Act compliance and new investment activities at the holding company.

        Amortization of intangible assets increased 36% in 2005, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2004 and 2005. Amortization of intangible assets increased 13% in 2004. The increase in amortization expense was equally attributable to amortization relating to investments in new and existing Affiliates and changes in the remaining useful lives of our existing acquired client relationships which increased amortization expense.

        Depreciation and other amortization expenses increased 9% in 2005 and 3% in 2004. In 2005, the increase was principally attributable to new investments. In 2004, the increase was principally attributable to new investments and other fixed asset purchases at the holding company and other Affiliates.

        Other operating expenses increased 29% in 2005 principally as a result of a $2.7 million increase in operating expenses from our new investments in 2004 and 2005 (and the inclusion of the additional expenses for those Affiliates). Other operating expenses increased 4% in 2004, principally as a result of a $1.5 million increase in occupancy costs and other expenses reported by new Affiliates in 2004 (and the inclusion of these expenses for those Affiliates), as well as a $0.6 million expense associated with an Affiliate lease termination.

Other Income Statement Data

        The following table summarizes other income statement data.

	2003	2004	% Change	2005	% Change
(in millions)
Income from equity method investments	$—	$1.3	100%	$27.0	1,977%
Investment and other income	8.2	7.2	(12%)	9.3	29%
Minority interest	81.0	115.5	43%	144.3	25%
Interest expense	23.0	31.7	38%	37.4	18%
Income tax expense	41.3	51.9	26%	70.6	36%

        Income from equity method investments consists of our share of income from Affiliates which are accounted for under the equity method of accounting, net of any related intangible amortization. The increases in 2004 and 2005 were primarily attributable to our investment in AQR Capital Management, LLC ("AQR").

        Investment and other income primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on any investments (in accordance with our Affiliate operating agreements, these earnings are generally allocated to our management partners and accordingly result in an increase in minority interest expense in our Consolidated Statements of Income). Investment and other income increased 29% in 2005, following a 12% decrease in 2004. The increase in 2005 was attributable to a $1.5 million increase in aggregate Affiliate investment income from our new investments in 2004 and 2005 (and the inclusion of the investment income for those Affiliates). In 2005, the increase in holding company investment and other income resulting from the non-recurrence of a $2.5 million loss in 2004 on our repurchase of $154.3 million of the senior notes component of our 2001 PRIDES was partially offset by a $1.7 million decrease in interest income. The decrease in 2004 was primarily attributable to a loss of $2.5 million on our repurchase of $154.3 million of the senior notes component of our 2001 PRIDES in August 2004, partially offset by a $1.5 million increase in holding company interest income and Affiliate earnings.

        Minority interest increased 25% in 2005, principally as a result of the previously discussed increase in revenue. The percentage increase in minority interest was proportionately less than the percentage increase in revenue because of $9.0 million in investment spending by certain Affiliates in 2005 and our November 2004 purchase of an additional 19% interest in Friess Associates, which decreased minority interest by $9.4 million. Minority interest increased 43% in 2004, principally as a result of the previously discussed increase in revenue. In 2004, the percentage increase in minority interest was proportionately greater than the percentage increase in revenue because of an increase in revenue at profit-based Affiliates (which, as discussed above, do not necessarily result in proportionate changes in minority interest).

        Interest expense increased by $5.7 million (or 18%) in 2005, following a 38% increase in 2004. The increase in 2005 was principally attributable to our floating rate convertible securities ($5.6 million), borrowings under our credit facility ($5.0 million) and our 2004 PRIDES ($1.4 million). Interest expense increased $8.7 million (or 38%) in 2004. The increase in 2004 was principally attributable to $10.9 million of interest expense in connection with our issuance of our 2004 PRIDES. In each period, the increases were partially offset by a decrease in interest expense (of $5.8 million in 2005, and $3.5 million in 2004) related to our repurchase of a majority of the senior notes component of our 2001 PRIDES in 2004.

        The 36% increase in income tax expense in 2005 was principally attributable to an increase in income before taxes and was partially offset by a decrease in the effective tax rate from 40.2% to 37.2%. The 26% increase in income tax expense in 2004 was principally attributable to an increase in income before taxes and was partially offset by a decrease in the effective tax rate from 40.6% to

40.2%. The aforementioned decreases in the effective tax rates resulted primarily from the proportionate increase in income from Affiliates located in lower-taxed domestic and foreign jurisdictions and a lower relative proportion of non-deductible items. Foreign taxes are offset by U.S. foreign tax credits.

Net Income

        The following table summarizes Net Income for the past three years:

	2003	2004	% Change	2005	% Change
(in millions)
Net Income	$60.5	$77.1	27%	$119.1	54%

        Net Income increased 54% in 2005, principally as a result of the increases in revenue and income from equity method investments, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above. Net Income increased 27% in 2004, principally as a result of the increases in revenue, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	2003	2004	2005
(in millions)
Net Income	$60.5	$77.1	$119.1
Intangible amortization	16.2	18.3	24.9
Intangible amortization—equity method investments(1)	—	0.9	8.5
Intangible-related deferred taxes	23.9	25.8	28.8
Affiliate depreciation	4.3	4.4	4.8

Cash Net Income(2)	$104.9	$126.5	$186.1

(1)
As discussed in Note 13 to the Consolidated Financial Statements, we are required to use the equity method of accounting for our investments in AQR, Beutel and Deans Knight and as such do not consolidate their revenue or expenses, including intangible amortization expenses, in our income statement. Our share of these investments' amortization is reported in "Investment and other income."

(2)
In 2003, we modified the definition of Cash Net Income to clarify that deferred taxes relating to our 2003 issuance of convertible securities and certain depreciation are not added back for the calculation of Cash Net Income.

        Cash Net Income increased 47% in 2005 and 21% in 2004, primarily as a result of the previously described factors affecting Net Income.

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

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible security as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of the security, the exercise of the forward purchase contracts at the settlement date will result in the issuance of shares of our common stock that will generate cash proceeds sufficient to amortize debt in an amount equal to the remaining note portion of the security. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our credit facility is generally consistent with our treatment of the PRIDES security and our net debt approach. As of December 31, 2005, our leverage ratio was 2.0:1.

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
	2003	2004	2005
(in millions)
Balance Sheet Data
Cash and cash equivalents	$224.3	$140.3	$140.4
Short-term investments	29.1	21.2	—
Senior debt	—	126.8	241.3
Zero coupon convertible notes	123.3	124.0	124.2
Floating rate convertible securities	300.0	300.0	300.0
Mandatory convertible securities	230.0	300.0	300.0
Cash Flow Data
Operating cash flows	$116.5	$177.9	$204.1
Investing cash flows	(73.9)	(478.3)	(82.0)
Financing cash flows	153.7	215.2	(122.3)
EBITDA(1)	147.2	186.4	267.5

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	2003	2004	2005
(in millions)
Cash Flow from Operations	$116.5	$177.9	$204.1
Interest expense, net of non-cash items	19.0	26.9	32.5
Current tax provision	10.3	20.3	38.9
Income from equity method investments, net of distributions(1)	—	2.2	18.9
Changes in assets and liabilities and other adjustments	1.4	(40.9)	(26.9)

EBITDA	$147.2	$186.4	$267.5

(1)
As discussed in Note 13 to the Consolidated Financial Statements, we are required to use the equity method of accounting for our investments in AQR, Beutel and Deans Knight and as such do not consolidate their revenue or expenses, including intangible amortization.

        In 2005, we met our cash requirements primarily through cash generated by operating activities and borrowings of senior debt. Our principal uses of cash were to make investments in new and existing Affiliates, repurchase shares of our common stock, repurchase debt securities and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

Senior Revolving Credit Facility

        We entered into an amended and restated senior revolving credit facility (the "Facility") in December 2005, which allows us to borrow up to $550 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to borrow up to an aggregate of $650 million under this Facility. We expect that our Facility will mature in December 2010. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by us. As of December 31, 2005, we had $175.5 million outstanding under the Facility.

Senior Notes due 2006

        In December 2001, we issued $230 million of mandatory convertible securities ("2001 PRIDES"). Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note ("Senior Notes due 2006"), and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of our common stock on November 17, 2004, with the number of shares determined based upon the average trading price of our common stock for a period preceding that date.

        We repurchased $154 million in aggregate principal amount of the Senior Notes due 2006 and settled the forward purchase contracts in 2004. In 2004, we issued 3.4 million shares of common stock and received proceeds of $190.8 million. During the second quarter of 2005, we repurchased $10 million of the Senior Notes due 2006; the remaining $65.8 million matures in November 2006 and has an interest rate of 5.406%.

Zero Coupon Senior Convertible Notes

        In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following our 2003 repurchase of $116.5 million principal amount of such notes and certain conversions by holders, $134.1 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.07) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In February 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we will pay interest from February 24, 2006 to May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes. This cash interest will be paid in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 ("floating rate convertible securities"). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of December 31, 2005, upon conversion a holder of each security would receive an additional 3.656 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the floating rate convertible securities may not be convertible in certain future periods.

        As further described in Note 10 to the Consolidated Financial Statements, we have entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150 million of the floating rate convertible securities. For the period through February 2008, we will pay a weighted average fixed rate of 3.28% on that notional amount.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest expense at the rate at which we would issue a non-contingent, non-convertible, fixed-rate debt instrument. When the implied interest rate for tax purposes is greater than the actual interest rate, a deferred tax expense is generated. While the implied interest rate for these securities for tax purposes is 5.62%, the actual rate is three-month LIBOR minus 0.50% (as of December 31, 2005, this rate was 4.04%). Based on current LIBOR rates, these securities generate approximately $3.7 million of deferred taxes each year. While these deferred tax liabilities may never reverse, such liabilities will reverse if we redeem the securities on February 25, 2008 or later and if our common stock is trading at $54.17 per share or less on the date of redemption. All deferred taxes related to the securities will be reclassified to equity if the securities convert and our common stock is trading at more than $60.90 per share when it is delivered to holders.

2004 Mandatory Convertible Securities

        In February 2004, we issued $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6.6 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of December 31, 2005, the purchase contracts would have a settlement rate of 12.461.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300 million of gross proceeds to be used by the original holders of the 2004 PRIDES to fulfill their obligations on the forward purchase contracts. In exchange for the additional $300 million payment on the forward purchase contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

Forward Equity Sale Agreement

        In 2005, we net settled a forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders' equity.

Purchases of Affiliate Equity

        Many of our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2005, the aggregate amount of these payments would have totaled approximately $1,021 million. In the event that all such transactions were consummated, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of December 31, 2005, this amount would represent approximately $138 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes from our consolidated working capital. The increase in cash flow from operations in 2005 and 2004 resulted principally from increases in net income.

Investing Cash Flow

        Changes in net cash flow from investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $19.1 million, $474.1 million and $85.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. In 2003, payments were made to acquire additional interests in existing Affiliates. In 2004, we acquired interests in Genesis, TimesSquare, AQR, and additional interests in Friess Associates and other existing Affiliates. In 2005, we acquired interests in six Canadian Affiliates, as well as additional equity interests in other existing Affiliates.

Financing Cash Flow

        The change in net cash flow from financing activities in 2005 from 2004 was primarily attributable to the repayment of $150.8 million of debt at AMG Canada in connection with our 2005 investment, as well as the net effect of higher common stock repurchases relative to issuances of common stock. This increase was partially offset by $124.5 million of net borrowings under our Facility.

        The increase in net cash flow from financing activities in 2004 from 2003 was attributable to our issuance of $190.8 million of equity related to our 2001 PRIDES and greater borrowings under our Facility, and was partially offset by $194.4 million of stock repurchases associated with the issuance of our 2004 PRIDES.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2005:

	Payments Due
Contractual Obligations
	Total	2006	2007-2008	2009-2010	Thereafter
(in millions)
Senior debt(1)	$244.4	$68.9	$—	$175.5	$—
Senior convertible debt(1)	444.7	4.9	5.7	—	434.1
Mandatory convertible securities(1), (2)	367.3	20.0	33.3	314.0	—
Purchases of Affiliate equity(3)	1,021.1	79.8	406.0	163.1	372.2
Leases	107.9	18.4	31.4	26.8	31.3
Other liabilities(4)	21.9	14.1	7.8	—	—

Total	$2,207.3	$206.1	$484.2	$679.4	$837.6

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest.

(2)
As more fully discussed on page 32, consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. Under the terms of our mandatory convertible securities, the exercise of the forward purchase contract component at the settlement date will result in the issuance of shares of our common stock and will generate cash proceeds to amortize debt in an amount equal to the remaining note portion of the securities.

(3)
Purchases of Affiliate equity reflect our estimates of conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the transfer of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of December 31, 2005, the aggregate purchase amount would have totaled approximately $1,021 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $138 million on an annualized basis as of December 31, 2005.

(4)
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

        We pay a variable rate of interest on our senior revolving credit facility ($175.5 million outstanding as of December 31, 2005) and on $150 million of our floating rate senior convertible securities. Based on these variable rate borrowings, we estimate that a 100 basis point (1%) change in interest rates would result in a net annual change to interest expense of approximately $3.3 million.

        We have fixed rates of interest on the senior notes component of our 2004 PRIDES, our Senior Notes due 2006 and our zero coupon senior convertible notes. While a change in market interest rates would not affect the interest expense incurred on these securities, such a change may affect the fair value of these securities. We estimate that a 100 basis point (1%) change in interest rates as of December 31, 2005 would result in a net change in the fair value of our securities of approximately $1.0 million at December 31, 2005.

Market Risk

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. As of December 31, 2005, we were a party, with three major commercial banks as counterparties, to $150 million notional amount interest rate swap contracts which fix the interest rate on the notional amount to a weighted average interest rate of approximately 3.28% for the period from February 2005 to February 2008. The unrealized gain on these interest rate swap contracts as of December 31, 2005 was $3.0 million. We estimate that a 100 basis point (1%) change in interest rates as of December 31, 2005 would result in a net change in the unrealized value of approximately $3.3 million. There can be no assurance that our hedging contracts will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.

        We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue in Canada and across Europe; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. The valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of Stockholders' Equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2005, we estimate that a 1% change in the Canadian dollar to U.S. dollar exchange rate would result in a change to Stockholders' equity of approximately $2.6 million (or 0.3%).

Recent Accounting Developments

        Emerging Issues Task Force Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"), became effective in the fourth quarter of 2004. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities (such as the shares that underlie our zero coupon convertible notes and floating rate convertible securities) must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) in these securities has been met. This is commonly referred to as the "if-converted" method. EITF 04-08 requires the retroactive application to earnings per share measurements for all prior periods presented. The application of EITF 04-08 had the impact of reducing earnings per share by $0.28, $0.42 and $0.15 in each of the years ending December 31, 2003, 2004 and 2005, respectively.

        In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("FAS 123(R)"), requiring the measurement of the cost of all employee share-based payments (including stock option awards) in financial statements using a fair-value based method. We adopted FAS 123(R) in the first quarter of fiscal 2006. In connection with our adoption, compensation expense will be recognized in 2006 for new awards and awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense will be recognized for the portion of all outstanding awards for which the required service has not yet been rendered. These compensation expenses will not have a material impact on our consolidated financial results. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently presented. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

        On June 29, 2005, the FASB ratified the Emerging Issues Task Force's consensus on EITF Issue No. 04-05 ("EITF 04-05"), which provides a new framework for addressing when a general partner in a limited partnership controls the partnership. EITF 04-05 applies immediately to any limited partnerships formed after June 29, 2005, other limited partnerships that modify their partnership agreements after June 29, 2005, and to all other limited partnerships beginning January 1, 2006. As a result of EITF 04-05, certain of our Affiliates will be required to consolidate certain investment partnerships in which they hold a general partnership interest. These Affiliates currently report their interests in these partnerships under the equity method of accounting. Beginning on January 1, 2006, approximately $115 million of fund assets will be consolidated, and minority interest will increase in a corresponding amount. Any change in the fair value of these consolidated assets will impact our results of operations, and a corresponding minority interest expense (or income) will be recognized. The adoption of EITF 04-05 will not have a material impact on our stockholders' equity or net income.

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

Valuation

        In allocating the purchase price of our investments and testing our assets for impairment, we make estimates and assumptions to determine the value of our acquired client relationships, operating segments, and equity method investments. We also assess the value of minority interests held by our Affiliate managers in establishing the terms for their transfer.

        In these valuations, we make assumptions of the growth rates and useful lives of existing and prospective client accounts. Additionally, we make assumptions of, among other factors, projected future earnings and cash flow, valuation multiples, tax benefits and discount rates. In certain instances, we engage third party consultants to perform independent evaluations. The impact of many of these assumptions are material to our financial condition and operating performance and, at times, are subjective. If we used different assumptions, the carrying value of our equity method investments, our intangible assets and the related amortization could be stated differently and our impairment conclusions could be modified. Additionally, the use of different assumptions to value our minority interests could change the amount of compensation expense, if any, we report upon their transfer.

Intangible Assets

        At December 31, 2005, the carrying amounts of our intangible asset balances are as follows:

(in millions)
Definite-lived acquired client relationships	$227.4
Indefinite-lived acquired client relationships	256.3
Goodwill	1,093.2

        These amounts exclude $93.8 million of definite-lived acquired client relationships, and $186.6 million of goodwill that are reported within Equity investments in Affiliates.

        We amortize our definite-lived acquired client relationships over their expected useful lives. We reassess these lives each quarter based on historical attrition rates and other events and circumstances that may in the future influence these rates. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the amount of our amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year, our amortization expense would increase by approximately $2.5 million per year. We assess each of our definite-lived acquired client relationship for impairment at least annually by comparing their carrying value to their projected undiscounted cash flows. In the fourth quarter of 2005, we performed our most recent annual impairment test, and no impairment was identified.

        We do not amortize our indefinite-lived acquired client relationships because we expect these contracts will contribute to our cash flows indefinitely. Each quarter, we assess whether events and circumstances have occurred that indicate these relationships might have a definite life. We test the carrying amount of each of our indefinite-lived acquired client relationships at least annually, or at such time that we conclude the assets no longer have an indefinite life by comparing the carrying amount of each asset to its fair value. We derive the fair value of each of our indefinite-lived acquired client relationships primarily based on discounted cash flow analysis. Our valuation analysis reflects assumptions of the growth of the assets, discount rates and other factors. Changes in the estimates used in these valuations could materially affect the impairment conclusion. In the fourth quarter of 2005, we performed our most recent annual impairment test and no impairment was identified.

        We test the carrying amount of the goodwill in each of our three operating segments at least annually by comparing their carrying amount to an estimate of fair value. We establish the fair value of each of our operating segments primarily based on price-earnings multiples. Changes in the estimates used in this test could materially affect our impairment conclusion. In the third quarter of 2005, we performed our most recent annual impairment test and no impairment was identified.

Equity Method Investments

        We account for certain of our Affiliate investments under the equity method of accounting. Accordingly, we evaluate these investments for impairment by assessing whether the fair value of the investment has declined below its carrying value for a period considered to be other than temporary. Additionally, we would consider the magnitude of any decline in market value and the expected holding period of the investment.

        If we determine that a decline in market value below our carrying value is other than temporary, an impairment charge would be recognized in the Consolidated Statements of Income to write down the carrying value of the investment to its fair value. In the fourth quarter of 2005, we completed our evaluation of investments accounted for under the equity method and no impairment was identified.

Deferred Taxes

        Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and from our floating rate convertible securities. As more fully described below, we generally believe that our intangible-related deferred taxes (which increased by approximately $28.8 million in 2005) are unlikely to reverse, and believe that the deferred tax liabilities for our floating rate convertible securities may not reverse. As such, we currently believe the economic benefit we realize from these sources will be permanent.

        Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments as cash transactions that are taxable to the sellers. Intangible assets associated with our recent investment in AMG Canada, however, are not deductible for tax purposes. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment charge, events we consider unlikely to occur. Under current accounting rules, we are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2005, our estimate of the tax liability associated with such a sale or impairment charge was approximately $139.9 million.

        Our floating rate convertible securities also generate deferred tax liabilities because our interest deductions for tax purposes are greater than our interest expense for financial statement purposes. As described in greater detail on page 35, if our stock price exceeds $60.90 per share when the securities are converted, the cumulative tax savings realized in prior periods ($9.9 million at December 31, 2005) will be reclassified to equity. As of December 31, 2005, our stock price was $80.25. Beginning in February 2008, we have the right to redeem these securities, which could result in our realization of these benefits.

        In addition, we also regularly assess our deferred tax assets, which consist primarily of state credits and loss carryforwards, in order to determine the need for valuation allowances. In our assessment we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we would establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2005, we had a valuation allowance for all state tax credit and loss carry forwards.

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $4.9 million in our tax expense in the period of such determination.

Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees quarterly as they render services to their clients. In addition to generating asset-based fees, over 25 Affiliate products, representing approximately $18 billion of assets under management, also bill on the basis of absolute investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than the asset-based fee. Our Affiliates recognize performance fees only when the fee becomes billable. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.

Economic and Market Conditions

        The asset management industry is an important segment of the financial services industry and has been a key driver of growth in financial services over the last decade. As of June 30, 2005, according to the most recent available data, industry-wide assets under management across the Mutual Fund, Institutional and High Net Worth distribution channels totaled approximately $25.3 trillion in the United States. We believe prospects for overall industry growth (estimated by a global securities firm to increase at a compound rate of 7% to 9% annually over the next five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across each of the principal distribution channels for our Affiliates' products.

        In the Mutual Fund distribution channel, according to a 2005 industry report, more than 91 million individuals in almost 54 million households in the United States are invested in mutual funds. In 2005, net cash flows to equity mutual funds totaled nearly $244 billion, and aggregate mutual fund assets totaled $8.5 trillion at the end of 2005. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel are primarily in retirement plans, including both defined benefit and defined contribution plans, endowments and foundations, and totaled approximately $8.8 trillion as of June 30, 2005. Although the majority of Institutional assets are in equities (estimated to be 60% in 2004), allocations to alternative investments have continued to increase. According to a recent study of institutional investors, allocations of institutional assets to hedge funds (a core component of alternative investments) have grown from 2.5% of assets in 2001 to 7.7% in 2005, and are expected to increase to 9.1% by 2007. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, ultra high net worth and high net worth families and individuals (those having at least $1 million in investable assets) had aggregate assets of $9.3 trillion at the end of 2004; industry experts expect assets in this segment of the channel to grow to $13.9 trillion by the end of 2009. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $678.1 billion at the end of 2005 (a nearly 18% increase over year end 2004) and are expected to reach $1.5 trillion by 2011.

International Operations

        Genesis has offices in London, Guernsey and Chile. Tweedy, Browne Company LLC, which is based in New York, maintains a research office in London. DFD Select Group, S.A.R.L., a subsidiary of DFD Select Group Limited (in which we own a minority interest), is organized and headquartered in Paris, France. We also have six Affiliates located in Canada. In the future, we may invest in other investment management firms which are located and/or conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        Management of Affiliated Managers Group, Inc. (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting processes are designed under the supervision of the Company's chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005 was effective.

        Management has excluded Foyston, Gordon & Payne Inc.; Montrusco Bolton Investments Inc.; Triax Capital Corporation; and Covington Capital Corporation from our assessment of internal control over financial reporting as of December 31, 2005 because the Company acquired these Affiliates in purchase business combinations during 2005. (Beutel, Goodman & Company Ltd. and Deans Knight Capital Management Ltd. are equity method investments and, as such, our assessment does not extend to these investees' internal controls over financial reporting, but does extend to the Company's controls over equity method investee amounts recorded in our consolidated financial statements.) Foyston, Gordon & Payne Inc., Montrusco Bolton Investments Inc., Triax Capital Corporation, and Covington Capital Corporation are consolidated Affiliates whose combined total assets and combined total revenues represent 13% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page 45 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        We have completed integrated audits of Affiliated Managers Group, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. (the "Company") at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Foyston, Gordon & Payne Inc., Montrusco Bolton Investments Inc., Triax Capital Corporation, and Covington Capital Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because the Company acquired these affiliates in purchase business combinations during 2005. We have also excluded Foyston, Gordon & Payne Inc., Montrusco Bolton Investments Inc., Triax Capital Corporation, and Covington Capital Corporation from our audit of internal control over financial reporting. Foyston, Gordon & Payne Inc., Montrusco Bolton Investments Inc., Triax Capital Corporation, and Covington Capital Corporation are consolidated affiliates whose combined total assets and combined total revenues represent 13% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2006

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2003	2004	2005
Revenue	$495,029	$659,997	$916,492
Operating expenses:
Compensation and related expenses	174,992	241,633	365,960
Selling, general and administrative	84,059	109,066	162,078
Amortization of intangible assets	16,176	18,339	24,873
Depreciation and other amortization	6,231	6,369	7,029
Other operating expenses	16,056	16,708	21,497

	297,514	392,115	581,437

Operating income	197,515	267,882	335,055
Non-operating (income) and expenses:
Investment and other income	(8,245)	(7,195)	(9,315)
Income from equity method investments	—	(1,265)	(26,971)
Interest expense	22,976	31,725	37,426

	14,731	23,265	1,140

Income before minority interest and income taxes	182,784	244,617	333,915
Minority interest	(80,952)	(115,524)	(144,263)

Income before income taxes	101,832	129,093	189,652
Income taxes—current	10,255	20,330	38,895
Income taxes—intangible-related deferred	23,899	25,791	28,791
Income taxes—other deferred	7,150	5,825	2,897

Net Income	$60,528	$77,147	$119,069

Earnings per share—basic(1)	$1.90	$2.57	$3.54

Earnings per share—diluted(1)	$1.57	$2.02	$2.81

Average shares outstanding—basic(1)	31,867,989	29,994,560	33,667,542
Average shares outstanding—diluted(1)	40,113,040	39,644,676	44,689,655
Supplemental disclosure of total comprehensive income:
Net Income	$60,528	$77,147	$119,069
Other comprehensive income	1,188	593	15,219

Total comprehensive income	$61,716	$77,740	$134,288

(1)
Earnings per share and average shares outstanding reflect the Company's retroactive application of EITF 04-08 to each of the periods presented. See Note 16 for the calculation of Earnings per share—diluted.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$140,277	$140,423
Short-term investments	21,173	—
Investment advisory fees receivable	91,487	148,850
Prepaid expenses and other current assets	24,795	48,529

Total current assets	277,732	337,802
Fixed assets, net	40,953	50,592
Equity investments in Affiliates	252,597	301,476
Acquired client relationships, net	440,409	483,692
Goodwill	888,567	1,093,249
Other assets	33,163	54,825

Total assets	$1,933,421	$2,321,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$114,350	$176,711
Senior debt	—	65,750
Payables to related party	17,728	14,127

Total current liabilities	132,078	256,588
Senior debt	126,750	175,500
Senior convertible debt	423,958	424,232
Mandatory convertible securities	300,000	300,000
Deferred income taxes	124,168	182,623
Other long-term liabilities	31,397	20,149

Total liabilities	$1,138,351	$1,359,092
Commitments and contingencies (Note 12)	—	—
Minority interest	87,378	145,163
Stockholders' equity:
Common stock ($.01 par value; 83,000 shares authorized; 38,680 shares outstanding in 2004 and 39,024 shares outstanding in 2005)	387	390
Additional paid-in capital	566,776	593,090
Accumulated other comprehensive income	1,537	16,756
Retained earnings	384,119	503,188

	952,819	1,113,424
Less: treasury stock, at cost (5,395 shares in 2004 and 5,425 shares in 2005)	(245,127)	(296,043)

Total stockholders' equity	707,692	817,381

Total liabilities and stockholders' equity	$1,933,421	$2,321,636

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2002	35,276,712	$235	$405,769	$(244)	$246,444	(2,679,486)	$(80,343)
Stock issued for option exercises	—	—	(359)	—	—	510,620	11,735
Tax benefit of option exercises	—	—	3,039	—	—	—	—
Stock issued to settle notes payable	—	—	—	—	—	15,178	465
Repurchase of stock	—	—	—	—	—	(1,116,750)	(33,688)
Net Income	—	—	—	—	60,528	—	—
Other comprehensive income	—	—	—	1,188	—	—	—

December 31, 2003	35,276,712	$235	$408,449	$944	$306,972	(3,270,438)	$(101,831)

Stock issued for option exercises	—	—	(3,132)	—	—	714,516	22,521
Tax benefit of option exercises	—	—	8,027	—	—	—	—
Issuance costs	—	—	(9,263)	—	—	—	—
2004 PRIDES contract adjustment payment	—	—	(24,000)	—	—	—	—
Issuance of Affiliate equity interests	—	—	(7,519)	—	—	—	—
Stock split	—	118	(118)	—	—	—	—
Cash in lieu of fractional shares	—	—	(103)	—	—	—	—
Stock issued to settle 2001 PRIDES	3,403,742	34	194,435	—	—	647,704	28,499
Repurchase of stock	—	—	—	—	—	(3,486,512)	(194,316)
Net Income	—	—	—	—	77,147	—	—
Other comprehensive income	—	—	—	593	—	—	—

December 31, 2004	38,680,454	$387	$566,776	$1,537	$384,119	(5,394,730)	$(245,127)

Stock issued under option and other incentive plans	—	—	(34)	—	—	1,152,947	39,269
Tax benefit of option exercises	—	—	13,942	—	—	—	—
Issuance of Affiliate equity interests	—	—	2,231	—	—	—	—
Settlement of forward equity sale agreement	—	—	(14,378)	—	—	—	—
Conversions of zero coupon convertible notes	—	—	—	—	—	6,533	347
Stock issued in connection with Affiliate investment	343,204	3	24,553	—	—	—	—
Repurchase of stock	—	—	—	—	—	(1,189,700)	(90,532)
Net Income	—	—	—	—	119,069	—	—
Other comprehensive income	—	—	—	15,219	—	—	—

December 31, 2005	39,023,658	$390	$593,090	$16,756	$503,188	(5,424,950)	$(296,043)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2003	2004	2005
Cash flow from operating activities:
Net Income	$60,528	$77,147	$119,069
Adjustments to reconcile Net Income to cash flow from operating activities:
Amortization of intangible assets	16,176	18,339	24,873
Amortization of debt issuance costs	3,286	3,641	3,018
Depreciation and other amortization	6,231	6,369	7,029
Deferred income tax provision	31,049	31,616	31,688
Accretion of interest	713	1,155	1,896
Income from equity method investments, net of amortization	—	(1,265)	(26,971)
Distributions received from equity method investments	—	—	16,565
Tax benefit from exercise of stock options	3,039	8,027	13,942
Other adjustments	(555)	2,493	(2,231)
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(14,490)	(26,199)	(53,846)
(Increase) decrease in other current assets	(7,033)	1,827	(8,258)
(Increase) decrease in non-current other receivables	663	(9,992)	(126)
Increase in accounts payable, accrued expenses and other liabilities	6,612	16,386	32,217
Increase in minority interest	10,296	48,342	45,213

Cash flow from operating activities	116,515	177,886	204,078

Cash flow used in investing activities:
Costs of investments in Affiliates, net of cash acquired	(19,052)	(474,104)	(85,175)
Purchase of fixed assets	(23,889)	(6,977)	(14,523)
Purchase of investment securities	(30,927)	(37,080)	(6,393)
Sale of investment securities	—	39,955	24,062
Increase in other assets	(14)	(60)	—

Cash flow used in investing activities	(73,882)	(478,266)	(82,029)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	85,000	134,000	224,500
Repayments of senior bank debt	(85,000)	(83,000)	(100,000)
Repayments of debt assumed in new investment	—	—	(150,811)
Issuance of convertible securities	300,000	300,000	—
Repurchase of convertible securities	(105,841)	(124,525)	—
Repurchase of senior debt securities	—	—	(10,000)
Issuance of common stock	11,375	210,232	28,892
Repurchase of common stock.	(33,688)	(194,420)	(82,317)
Settlement of forward equity sale agreement	—	—	(14,008)
Issuance costs	(7,850)	(12,800)	(2,660)
Repayment of notes payable and other liabilities	(10,299)	(14,244)	(15,863)

Cash flow from (used in) financing activities	153,697	215,243	(122,267)
Effect of foreign exchange rate changes on cash flow	244	1,132	364
Net increase (decrease) in cash and cash equivalents	196,574	(84,005)	146
Cash and cash equivalents at beginning of period	27,708	224,282	140,277

Cash and cash equivalents at end of period	$224,282	$140,277	$140,423

Supplemental disclosure of cash flow information:
Interest paid	$19,763	$30,913	$39,381
Income taxes paid	9,918	12,240	29,290
Supplemental disclosure of non-cash financing activities:
Stock issued to settle 2001 PRIDES	—	28,499	—
Stock issued for zero coupon senior convertible note conversions	—	—	347
Payables recorded for Affiliate equity purchases.	938	18,518	4,567
Notes received for Affiliate equity sales	1,050	—	5,205
Stock received for the exercise of stock options	200	206	800
Gain realized from settlement of forward purchase contracts	—	3,719	—
Stock issued in new investment	—	—	24,556
Debt assumed in new investment	—	—	150,811

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

(a) Organization and Nature of Operations

        Affiliated Managers Group, Inc. ("AMG" or the "Company") is an asset management company with equity investments in a diverse group of mid-sized investment management firms ("Affiliates"). AMG's Affiliates currently provide investment management services in the United States, Canada and the United Kingdom to mutual funds, institutional clients and high net worth individuals. Fees for services are largely asset-based and, as a result, the Company's revenue may fluctuate based on the performance of financial markets.

        In January 2005, the Company formed Managers Investment Group LLC ("Managers" or "Managers Investment Group," the successor to The Managers Funds LLC), a distribution platform designed to expand its Affiliates' product offerings and distribution capabilities. Managers operates as a single point of contact for retail intermediaries, offering more than 40 AMG Affiliate products to mutual fund and separate account investors through banks, brokerage firms, insurance companies, and other sponsored platforms such as defined contribution plans.

        In July 2005, the Company completed an investment in equity interests in six Canadian asset management firms: Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd. ("Beutel"); Montrusco Bolton Investments Inc.; Deans Knight Capital Management Ltd. ("Deans Knight"); Triax Capital Corporation; and Covington Capital Corporation. The Company acquired these interests and certain other assets through the acquisition of First Asset Management Inc. ("First Asset"), a privately-held Canadian asset management company. In connection with the transaction, First Asset was re-named AMG Canada Corp. ("AMG Canada"). These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

        Affiliates are either organized as limited partnerships, limited liability partnerships, limited liability companies, or corporations. AMG has contractual arrangements with many of its Affiliates whereby a percentage of revenue is allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining portion of revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members, generally with a priority to AMG. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. In these cases, AMG participates fully in any increase or decrease in the revenue or expenses of such firms. In situations where AMG holds a minority equity interest, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue with the balance to be used to pay operating expenses and profit distributions to the other owners.

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

(b) Principles of Consolidation

        The Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine the appropriate method of accounting. Majority-owned or otherwise controlled investments are consolidated. In many of its Affiliate investments, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), managing partner (in the case of Affiliates which are limited liability partnerships), sole manager member (in the case of Affiliates which are limited liability companies) or principal shareholder (in the case of Affiliates which are corporations). As a result, the Company generally consolidates its Affiliate investments. Investments that are determined to be Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised, are consolidated if AMG or a consolidated Affiliate is the primary beneficiary of the investment.

        For Affiliate operations consolidated into these financial statements, the portion of the income allocated to owners other than AMG is included in Minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the managers of the consolidated Affiliates. All material intercompany balances and transactions have been eliminated.

        AMG applies the equity method of accounting to investments where AMG or an Affiliate does not hold a majority equity interest but has the ability to exercise significant influence (generally at least a 20% interest or a general partner interest) over operating and financial matters. AMG or an Affiliate also applies the equity method when their minority shareholders have rights to participate in substantive operating decisions (e.g. approval of annual operating budgets, major financings, selection of senior management, etc.). For equity method investments, AMG's or the Affiliate's portion of income before taxes is included in Income from equity method investments. Other investments in which AMG or an Affiliate own less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.

        The effect of any changes in the Company's equity interests in its Affiliates resulting from the issuance of an Affiliate's equity by the Company or one of its Affiliates is included as a component of stockholders' equity, net of the related income tax effect in the period of the change.

(c) Cash and Cash Equivalents

        The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

(d) Short-term Investments

        Short-term investments consist of auction rate securities classified as available-for-sale, which are stated at estimated fair value. These investments, if any, are on deposit at major financial institutions. Unrealized gains and losses, net of tax, are reported as a separate component of accumulated other comprehensive income in stockholders' equity until realized. If the decline in fair value of these investments is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred.

(e) Equity Investments in Affiliates

        Under the equity method of accounting, the Company records its proportionate share of income or loss currently in earnings within a single row on the income statement, Income from equity method investments. As is consistent with the equity method of accounting, for one of its equity method Affiliates based outside the United States, the Company has elected to record financial results one quarter in arrears to allow for the receipt of financial information. The Company converts the financial information of foreign investments to U.S. GAAP.

        The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within Income taxes—current in the Consolidated Statements of Income because these taxes generally represent the Company's share of the taxes incurred by the Affiliate.

Deferred income taxes incurred as a direct result of the Company's investment in Affiliates accounted for under the equity method have been included in Income taxes—deferred in the Consolidated Statements of Income. The associated deferred tax liabilities have been classified as a component of Deferred income taxes in the Consolidated Balance Sheet.

        The Company periodically evaluates its equity method investments for impairment. In such impairment evaluations, the Company assesses if the value of the investment has declined below its book value for a period considered to be other than temporary. If the Company determines that a decline in value below the book value of the investment is other than temporary, then a charge would be recognized in the Consolidated Statements of Income.

(f) Fixed Assets

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

(g) Leases

        The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. All leases and subleases are accounted for under Statement of Financial Accounting Standard ("FAS") No. 13, "Accounting for Leases." These leases are classified as either capital leases, operating leases or subleases, as appropriate. Most lease agreements classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

(h) Acquired Client Relationships and Goodwill

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

        The Company has determined that certain of its mutual fund acquired client relationships meet the indefinite life criteria outlined in FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets at least annually for impairment. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the assets exceeds its fair value, and an impairment loss would be recorded in an amount equal to any such excess.

        As of December 31, 2005, the cost assigned to all other acquired client relationships was being amortized over a weighted average life of 12 years. The expected useful lives of acquired client relationships are analyzed each period and determined based on an analysis of the historical and potential future attrition rates of each Affiliate's existing clients, as well as a consideration of the specific attributes of the business of each Affiliate. The Company tests for the possible impairment of definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Income for amounts necessary to reduce the carrying value of the asset to fair value.

        The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is reported as goodwill within the operating segments in which the Affiliate operates. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. Fair value is determined for each operating segment primarily based on price-earnings multiples. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

        As further described in Note 13, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for these acquired interests.

(i) Revenue Recognition

        The Company's consolidated revenue represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance based advisory fees are generally assessed as a percentage of the investment performance realized on a client's account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e. when they become billable to customers). Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.

(j) Issuance Costs

        Issuance costs incurred in securing credit facility financing are amortized over the remaining term of the credit facility. Costs incurred to issue the zero coupon senior convertible securities and floating rate senior convertible securities are amortized over the period to the first investor put date. Costs incurred to issue the Company's mandatory convertible securities are allocated between the senior notes and the purchase contracts based upon the relative cost to issue each instrument separately. Costs allocated to the senior notes are recognized as interest expense over the period of the forward purchase contract component of such securities. Costs allocated to the forward purchase contract are charged directly to additional paid-in capital and not amortized.

(k) Derivative Financial Instruments

        The Company is exposed to interest rate risk inherent in its variable rate debt obligations. The Company's risk management strategy may use financial instruments, specifically interest rate swap contracts, to hedge certain interest rate exposures. For example, the Company may agree with a counter party (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. In entering into these contracts, the Company intends to offset cash flow gains and losses that occur on its existing debt obligations with cash flow gains and losses on the contracts hedging these obligations.

        The Company records all derivatives on the balance sheet at fair value. If the Company's derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in 2003, 2004 or 2005.

(l) Deferred Taxes

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

(m) Foreign Currency Translation

        The assets and liabilities of Affiliates that are not based in the United States are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. The revenue and expenses of these Affiliates are translated into U.S. dollars using the average monthly exchange rates then in effect.

Because of the permanent nature of the Company's investments, net translation exchange gains and losses are excluded from net income but are recorded in other comprehensive income. Foreign currency transaction gains and losses are reflected in Investment and other income.

(n) Equity Based Compensation Plans

        FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148") encourages but does not require adoption of a fair value method for equity based compensation arrangements. An entity may continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided the entity discloses its pro forma Net Income and earnings per share as if the fair value method had been applied in measuring compensation cost.

        Through the year ended December 31, 2005, the Company has applied the intrinsic value method prescribed by APB 25 in accounting for its stock-based compensation plans. Under this method, compensation cost is measured at the grant date based on the intrinsic value of the award and is recognized over the vesting period. Had compensation cost for the Company's stock option plans been determined based on the fair value method set forth in FAS 123, Net Income and earnings per share would have been as follows:

	Year Ended December 31,
	2003	2004	2005
Net Income—as reported	$60,528	$77,147	$119,069
Less: Stock-based compensation expense determined under fair value method, net of tax	10,614	14,326	709
Less: Stock-based compensation expense determined under fair value method, related to 2003 Amendment, net of tax	22,054	—	—

Net Income—FAS 123 pro forma	$27,860	$62,821	$118,360

Earnings per share—basic—as reported	$1.90	$2.57	$3.54
Earnings per share—basic—FAS 123 pro forma	0.87	2.09	3.52
Earnings per share—diluted—as reported	1.57	2.02	2.81
Earnings per share—diluted—FAS 123 pro forma	0.75	1.66	2.80

        As further described below in footnote (p), beginning in 2006, the Company will apply the fair-value based method to its stock-based compensation plans.

        In 2003, the Board of Directors approved an amendment (the "2003 Amendment") to certain of the Company's stock option agreements that resulted in unvested options becoming vested options to purchase shares of restricted stock. The 2003 Amendment was approved in conjunction with a change in the Company's overall compensation strategy which is now increasingly dependent upon the use of restricted stock as a primary equity incentive. The shares issuable upon the exercise of the accelerated options remain the property of the holder under any circumstances, subject to restrictions on transfer. The transfer restrictions lapse according to specified schedules, generally over four years from the date of grant for so long as the option holder remains employed by the Company. In the event the option holder ceases to be employed, the transferability restrictions will remain outstanding until December 2010. As a result of the 2003 Amendment, no compensation expense was recorded under APB 25 in the Company's Consolidated Statement of Income.

        The weighted average fair value of options granted in the years ended December 31, 2003, 2004 and 2005 was $10.13, $12.77, and $20.95 per option, respectively, using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option valuations.

	Year Ended December 31,
	2003	2004	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	24.9%	20.4%	19.9%
Risk-free interest rate	2.7%	3.3%	4.4%
Expected life of options (in years)	4.6	4.4	5.0

(o) Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(p) Recent Accounting Developments

        Emerging Issues Task Force Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"), became effective in the fourth quarter of 2004. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities (such as the shares that underlie the Company's zero coupon senior convertible notes and floating rate senior convertible securities) must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) in these securities has been met. This is commonly referred to as the "if-converted" method. EITF 04-08 requires the retroactive application to earnings per share measurements for all prior periods presented. The application of EITF 04-08 had the impact of reducing earnings per share by $0.28, $0.42 and $0.15 in the years ending December 31, 2003, 2004 and 2005, respectively.

        In December 2004, the FASB revised FAS 123 ("FAS 123(R)"), requiring the measurement of the cost of all employee share-based payments to employees, including stock option awards, in financial statements using a fair-value based method. The Company adopted FAS 123(R) in the first quarter of fiscal 2006. Using the modified prospective application of the standard, compensation expense will be recognized for new awards and awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense will be recognized for the portion of all outstanding awards for which the required service has not yet been rendered. Compensation expense will be based on the grant-date fair value of those awards, and will not have a material impact on the Company's consolidated financial results. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as currently presented. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

        On June 29, 2005, the FASB ratified the Emerging Issues Task Force's consensus on EITF Issue No. 04-05 ("EITF 04-05"), which provides a new framework for addressing when a general partner in a limited partnership controls the partnership. EITF 04-05 applies immediately to any limited partnerships formed after June 29, 2005, other limited partnerships that modify their partnership agreements after June 29, 2005, and to all other limited partnerships beginning January 1, 2006. As a result of EITF 04-05, certain of the Company's Affiliates will be required to consolidate certain investment partnerships in which they hold a general partnership interest. These Affiliates currently report their interest in these partnerships under the equity method of accounting. Beginning on January 1, 2006, approximately $115 million of fund assets will be consolidated, and a minority interest liability will increase in a corresponding amount. Any change in the fair value of these consolidated assets will impact the Company's results of operations, and a corresponding minority interest expense (or income) will be recognized. The adoption of EITF 04-05 will not have a material impact on the Company's stockholders' equity or net income.

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

3.     Fixed Assets and Lease Commitments

        Fixed assets consisted of the following:

	At December 31,
	2004	2005
Building and leasehold improvements	$22,954	$31,830
Office equipment	15,521	23,867
Furniture and fixtures	12,924	15,161
Land and improvements	12,137	12,607
Computer software	5,265	5,613

Fixed assets, at cost	68,801	89,078
Accumulated depreciation and amortization	(27,848)	(38,486)

Fixed assets, net	$40,953	$50,592

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2005, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Year Ending December 31,	Required Minimum Payments
2006	$18,365
2007	16,753
2008	14,661
2009	14,110
2010	12,652
Thereafter	31,337

        Consolidated rent expense for 2003, 2004 and 2005 was $16,056, $16,708 and $21,497, respectively.

4.     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	At December 31,
	2004	2005
Accrued compensation	$57,992	$80,510
Accrued income taxes	16,648	19,542
Accounts payable	8,199	8,800
Accrued share repurchases	—	8,215
Deferred acquisition purchase price	—	7,849
Contract adjustment payments	7,137	6,588
Accrued professional services	6,832	4,666
Accrued interest	2,836	3,336
Deferred revenue	1,012	886
Other	13,694	36,319

	$114,350	$176,711

5.     Benefit Plans

        The Company has two defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and several of its Affiliates, and non-qualified plans for certain senior employees. AMG's other Affiliates generally have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each participating Affiliate, as the case may be, are able to make discretionary contributions for the benefit of qualified plan participants up to IRS limits. Consolidated expenses related to the Company's qualified and non-qualified plans in 2003, 2004 and 2005 were $7,421, $9,055 and $20,864, respectively.

        Consistent with the Company's Compensation Committee's objective that executive compensation be closely aligned with increases in stockholder value and retain key members of senior management, the non-qualified Executive Retention Plan (the "ERP") is designed to work in concert with the Company's stockholder-approved Long-Term Executive Incentive Plan, providing a trust vehicle for long-term compensation awards based upon the Company's performance and growth. The ERP permits the Compensation Committee to make awards that may be invested by the recipient in the Company's common stock, in Affiliate investment products, and in cash accounts, in each case subject to vesting and forfeiture provisions. The Company's contributions to the ERP are irrevocable. Consolidated expenses related to the ERP were $12,380 for the year ended December 31, 2005.

6.     Senior Debt

        The components of senior debt are as follows:

	At December 31,
	2004	2005
Senior revolving credit facility	$51,000	$175,500
Senior notes due 2006	75,750	65,750

	$126,750	$241,250

Senior Revolving Credit Facility

        The Company entered into an amended and restated senior revolving credit facility (the "Facility") in December 2005, which allows for borrowings of up to $550 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to borrow up to an aggregate of $650 million under this Facility. Following the successful remarketing of the Company's 2004 PRIDES (as described in Note 8), the Facility will mature in December 2010. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by the Company. The Company pays a quarterly commitment fee on the daily unused portion of the Facility, which fee amounted to $619, $717 and $676 for the years ended December 31, 2003, 2004 and 2005, respectively.

Senior Notes due 2006

        In December 2001, the Company issued $230,000 of mandatory convertible securities ("2001 PRIDES"). Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 2006 with a principal amount of $25 per note, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of the Company's common stock in November 2004, with the number of shares determined based upon the average trading price of the Company's common stock for a period preceding that date.

        The Company repurchased $154,250 in aggregate principal amount of the senior notes component of the 2001 PRIDES ("Senior Notes due 2006") and settled the forward purchase contracts in 2004. The Company reported a loss of $2,493 on its repurchase of these notes, which was recorded in Investment and other income, and the Company realized a gain of $3,719 relating to the settlement of the forward purchase contracts, which was recorded directly to stockholders' equity. Also in 2004, the Company issued 3.4 million shares of common stock and received proceeds of $190,750. In 2005, the Company repurchased $10,000 of the Senior Notes due 2006; the remaining $65,750 matures on November 17, 2006 and has an interest rate of 5.406%.

7.     Senior Convertible Debt

        The components of senior convertible debt are as follows:

	At December 31,
	2004	2005
Zero coupon senior convertible notes	$123,958	$124,232
Floating rate senior convertible securities	300,000	300,000

	$423,958	$424,232

Zero Coupon Senior Convertible Notes

        In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the Company's 2003 repurchase of $116,500 principal amount of such notes and certain conversions by holders, $134,125 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $53.07) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In February 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest from February 24, 2006 to May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes. This cash interest will be paid in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 ("floating rate convertible securities"). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company's common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock as of December 31, 2005, upon conversion a holder of each security would receive an additional 3.656 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the floating rate convertible securities may not be convertible in certain future periods.

        As further described in Note 10, the Company has entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150,000 of the floating rate convertible securities. For the period through February 2008, the Company will pay a weighted average fixed rate of 3.28% on that notional amount.

8.     Mandatory Convertible Securities

        In February 2004, the Company issued $300,000 of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6,588, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company's common stock as of December 31, 2005, the purchase contracts would have a settlement rate of 12.461.

        Each of the senior notes is pledged to the Company to collateralize the holder's obligations under the forward purchase contracts. Beginning in August 2007, under the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors. A successful remarketing will generate $300,000 of gross proceeds to be used by the original holders of the 2004 PRIDES to fulfill their obligations on the forward purchase contracts. In exchange for the additional $300,000 payment on the forward purchase contracts, the Company will issue shares of its common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of the Company's common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

9.     Income Taxes

        A summary of the provision for income taxes is as follows:

		Year Ended December 31,
		2003	2004	2005
Current:	Federal	$8,975	$17,791	$31,399
	State	1,280	2,539	2,005
	Foreign	—	—	5,491
Deferred:	Federal	27,167	28,283	30,424
	State	3,882	3,333	2,158
	Foreign	—	—	(894)

		$41,304	$51,946	$70,583

        The components of income before income taxes consisted of the following:

	Year Ended December 31,
	2003	2004	2005
Domestic	$101,832	$122,888	$160,448
Foreign	—	6,205	29,204

	$101,832	$129,093	$189,652

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2003	2004	2005
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	1.6	1.4
Non-deductible expenses	1.7	0.7	0.2
Valuation allowance	1.7	2.9	0.6
Foreign taxes	—	0.5	2.9
Foreign tax credits	—	(0.5)	(2.9)

	40.6%	40.2%	37.2%

        The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2004	2005
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$10,362	$12,097
Intangible asset amortization	(116,417)	(139,866)
Non-deductible intangible amortization	—	(27,727)
Deferred compensation	320	1,712
Convertible securities interest	(8,704)	(12,854)
Fixed asset depreciation	(1,143)	(1,806)
Deferred income	112	(2,271)
Accrued expenses	1,639	189

	(113,831)	(170,526)

Valuation allowance	(10,337)	(12,097)

Net deferred income taxes	$(124,168)	$(182,623)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In contrast, the intangible assets associated with the Company's recent investment in six Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. As such, at the time of its investment, the Company recorded a deferred tax liability that represents the tax effect of the future book amortization of these assets. The Company's floating rate senior convertible securities and mandatory convertible securities also currently generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

        At December 31, 2005, the Company had state net operating loss carryforwards that will expire over a 15-year period beginning in 2005. The valuation allowance at December 31, 2004 and 2005 is related to the uncertainty of the realization of most of these loss and credit carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the year ended December 31, 2005 is attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

10.   Derivative Financial Instruments

        The Company periodically uses interest rate derivative contracts to manage market exposures associated with its variable interest rate debt by creating offsetting fixed rate market exposures. As of December 31, 2005, the Company had $150 million notional amount of interest rate swap contracts that fix the interest rate on the notional amount to a weighted average interest rate of approximately 3.28% for the period from February 2005 to February 2008.

        The Company records all derivatives on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. At December 31, 2004 and 2005, the unrealized gain (loss), before taxes, on the derivative instruments was ($387) and $2,962, respectively. The Company expects no portion of the unrealized gain (loss) to be reclassified from accumulated other comprehensive income to net income over the next 12 months.

11.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the year ended December 31,
	2003	2004	2005
Net Income	$60,528	$77,147	$119,069
Foreign currency translation adjustment	244	1,132	13,781
Change in net unrealized gain (loss) on derivative instruments	—	(232)	2,098
Change in unrealized gain (loss) on investment securities	944	11	(50)
Reclassification of unrealized gain on investment securities to realized gain	—	(318)	(610)

Comprehensive income	$61,716	$77,740	$134,288

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	At December 31,
	2004	2005
Foreign currency translation adjustment	$1,132	$14,913
Unrealized gain (loss) on investment securities	637	(23)
Unrealized gain (loss) on derivative instruments	(232)	1,866

Accumulated other comprehensive income	$1,537	$16,756

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

        Federal and state regulators have ongoing investigations of the mutual fund industry that focus on a number of issues, including late trading and market timing, and have sent requests for information to a number of mutual fund companies, broker/dealers and mutual fund distributors, including Affiliates of the Company. The Company believes there will be no material adverse effects resulting from these investigations on the financial condition of the Company.

        Certain Affiliates operate under regulatory authorities which require they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the year.

13.   Acquisitions

        The Company's Affiliate investments in the years ended December 31, 2003, 2004 and 2005 totaled $20,645, $508,781 and $267,169, respectively. These investments were made pursuant to the Company's growth strategy designed to generate shareholder value by making investments in mid-sized investment management firms and other strategic transactions designed to expand the Company's participation in its three principal distribution channels.

        As discussed in Note 1, in July 2005 the Company completed the acquisition of six Canadian asset management firms. The Company consolidates the results of four of the six firms, while Deans Knight and Beutel are accounted for under the equity method of accounting. Upon the completion of this acquisition, management began to formulate a plan to restructure certain aspects of the acquired firms; the finalization of the plan will not occur beyond one year from the consummation date of the acquisition. The transaction was financed through borrowings under the Company's senior revolving credit facility, the issuance of common stock, and available cash.

        In January 2005, through Managers Investment Group LLC, the Company completed the acquisition of approximately $3.0 billion of assets under management from Fremont Investment Advisors, Inc. ("FIA"). The acquisition included the Fremont Funds, a diversified family of no load mutual funds managed by independent sub advisors and professionals at FIA, as well as FIA assets in separate accounts and 401(k) plans. The transaction was financed through available cash.

        In November 2004, the Company acquired a minority equity interest in AQR Capital Management, LLC ("AQR"). Based in Greenwich, Connecticut, AQR offers quantitatively managed hedge funds and long-only international equity products provided through collective investment vehicles and separate accounts. This transaction is accounted for under the equity method of accounting. The transaction was financed through the Company's available cash and borrowings under its senior revolving credit facility.

        In November 2004, the Company acquired a controlling interest in the growth equity business of TimesSquare Capital Management, LLC ("TimesSquare"). TimesSquare manages growth-oriented small and mid-cap investment products in the Institutional and Mutual Fund distribution channels. TimesSquare's management team holds the remaining interest. The transaction was financed through the Company's available cash.

        The Company purchased an additional interest in its Affiliate, Friess Associates, LLC ("Friess Associates") in November 2004 pursuant to the terms of the Company's original investment in Friess in October 2001. The transaction was financed through the Company's available cash. Friess is the advisor to the Brandywine family of no-load mutual funds and also advises separate portfolios for charitable foundations, major corporations and high net worth individuals.

        In June 2004, the Company acquired a controlling interest in Genesis Fund Managers, LLP ("Genesis"). With offices in London, Guernsey and Chile, Genesis manages emerging markets equity investment products, primarily for institutional clients in the United States, United Kingdom, Europe and Australia. Genesis' management team holds the remaining interest. The transaction was financed through the Company's available cash.

        In addition to the investments described above, in the years ended December 31, 2003, 2004, and 2005, the Company completed investments in certain existing Affiliates, which were financed through working capital and the issuance of notes.

        The assets and liabilities of the investments in acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as an increase in goodwill. The results of operations of acquired businesses have been included in the Consolidated Financial Statements beginning as of the date of acquisition. The following table summarizes the net assets acquired as of the respective acquisition dates during the years ended December 31, 2004 and 2005:

	2004	2005
Current assets, net	$6,398	$7,679
Fixed assets	3,459	2,145
Definite-lived acquired client relationships	46,591	54,069
Indefinite-lived acquired client relationships	47,728	11,200
Equity investments in Affiliates	251,500	36,199
Deferred income taxes	—	(27,086)
Deferred purchase price	—	(10,015)
Goodwill	136,960	193,796

Net assets acquired	$492,636	$267,987

        In connection with the Company's investment in equity method Affiliates in 2004 and 2005, approximately $80,000, and $22,000, respectively, of acquired client relationships and $171,500 and $14,200, respectively, of goodwill have been classified within Equity investments in Affiliates. The Company's purchase price allocation for its acquisition of First Asset is subject to the finalization of management's plans to restructure certain aspects of the acquired investments and the valuation of acquired client relationships. As a result, these preliminary amounts may be subject to revision in future periods.

        Unaudited pro forma financial results are set forth below, giving consideration to the investments and acquisitions in 2004 and 2005, as if such transactions occurred as of the beginning of 2004, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	Year Ended December 31,
	2004	2005
Revenue	$764,889	$951,131
Net Income	101,284	122,339
Earnings per share—basic	$3.34	$3.61
Earnings per share—diluted	2.74	2.91

        In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $174,291 through 2011. If measured as of December 31, 2005, the aggregate amount payable under these agreements would be $9,291.

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require AMG to purchase their retained equity interests at certain intervals. Certain agreements also provide AMG a conditional right to require Affiliate managers to sell their retained equity interests to the Company at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2005, the aggregate amount of these payments would have totaled approximately $1,021,128. In the event that all such transactions were closed, AMG would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of December 31, 2005, this amount would represent approximately $137,627 on an annualized basis.

14.   Goodwill and Acquired Client Relationships

        In 2004 and 2005, the Company completed new investments, acquired additional interests in existing Affiliates and transferred certain interests to Affiliate management. The goodwill resulting from the acquisition of First Asset is not deductible for tax purposes. The other goodwill generated during this period is deductible for tax purposes. The increase in goodwill associated with transactions with consolidated investments, net of the cost of transferred interests, the carrying amounts of goodwill, as well as the impact of foreign currency translation, are reflected in the following table for each of the Company's operating segments, which are discussed in greater detail in Note 21:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2003	$309,770	$263,851	$177,986	$751,607
Goodwill acquired, net	35,961	92,998	8,001	136,960

Balance, as of December 31, 2004	345,731	356,849	185,987	888,567
Goodwill acquired, net	85,940	81,316	26,540	193,796
Foreign currency translation	4,681	4,572	1,633	10,886

Balance, as of December 31, 2005	$436,352	$442,737	$214,160	$1,093,249

        In connection with the Company's equity method investments, approximately $171,500 and $186,600 of goodwill have been classified within Equity investments in Affiliates as of December 31, 2004 and 2005, respectively.

        The following table reflects the components of intangible assets of consolidated investments as of December 31, 2004 and 2005:

	2004		2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$279,595	$84,237	$336,549	$109,108
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	245,051	—	256,251	—
Goodwill	888,567	—	1,093,249	—

        For the Company's consolidated investments, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2005, these relationships were being amortized over a weighted average life of approximately 12 years. Amortization expense was $16,176, $18,339 and $24,873 for the years ended December 31, 2003, 2004 and 2005, respectively. The Company estimates that amortization expense will be approximately $27,500 per year from 2006 through 2010, assuming no additional investments in new or existing Affiliates.

        In connection with the Company's equity method investments, approximately $79,100 and $93,800 of amortizable acquired client relationships have been classified within Equity investments in Affiliates, as of December 31, 2004 and 2005, respectively. These acquired client relationships are amortized over their expected useful lives. As of December 31, 2005, these relationships were being amortized over a weighted average life of approximately 11 years. Amortization expense of $908 and $8,483 was recorded relating to these acquired client relationship in 2004 and 2005, respectively. The Company estimates that amortization expense will be approximately $9,200 per year from 2006 through 2010, assuming no additional investment in equity method affiliates.

        As a result of the issuance of Affiliate equity interests to certain employees, the Company's Affiliate ownership percentage in those Affiliates decreased. Accordingly, the Company reported a decrease in its stockholders' equity and the carrying value of its investments (primarily goodwill and acquired client relationships) of approximately $7,500 in 2004, and an increase in stockholders' equity and the carrying value of its investments of approximately $2,200 in 2005.

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

Common Stock

        The Company's Board of Directors has authorized the issuance of up to 80,000,000 shares of Voting Common Stock and 3,000,000 shares of Class B Non-Voting Common Stock. In April 2000, the Company's Board of Directors authorized a share repurchase program permitting AMG to repurchase up to 5% of its issued and outstanding shares of common stock. In July 2002 and April 2003, the Board of Directors approved an increase to the existing share repurchase program, in each case authorizing AMG's repurchase of up to an additional 5% of its issued and outstanding shares of common stock. In January 2004, the Company's Board of Directors authorized share repurchase programs in connection with the issuance of the Company's 2004 PRIDES, pursuant to which the Company was authorized to repurchase (i) up to 3.0 million shares of common stock at the time of the closing of the Company's 2004 PRIDES and (ii) an additional 1.5 million shares through February 2005. The timing and amount of purchases are determined at the discretion of AMG's management. In the year ended December 31, 2004, the Company repurchased 3.5 million shares of common stock at an average price of $55.72 per share. In the year ended December 31, 2005, the Company repurchased 1.2 million shares of common stock at an average price of $76.10 per share. As of December 31, 2005, the Company had the ability to acquire up to 760,515 shares of common stock under its authorized share repurchase program.

        In 2005, the Company net settled a forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders' equity.

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

        The following table summarizes the transactions of the Company's stock option and incentive plans:

	Number of Shares	Weighted Average Exercise Price
Unexercised options outstanding—December 31, 2002	6,400,510	$31.20
Activity in 2003
Options granted	1,873,312	43.20
Options exercised	(515,111)	22.46
Options forfeited	(55,407)	37.41

Unexercised options outstanding—December 31, 2003	7,703,304	$34.66
Activity in 2004
Options granted	1,931,250	53.93
Options exercised	(717,577)	27.31
Options forfeited	(122,221)	41.99

Unexercised options outstanding—December 31, 2004	8,794,756	$39.39
Activity in 2005
Options granted	105,000	74.71
Options exercised	(1,036,005)	28.66
Options forfeited	(55,362)	43.38

Unexercised options outstanding—December 31, 2005	7,808,389	$41.26

Exercisable options
December 31, 2003	7,636,506	$34.59
December 31, 2004	8,704,755	39.28
December 31, 2005	7,693,767	40.93

        The following table summarizes information about the Company's stock options at December 31, 2005:

	Options Outstanding			Options on Which Transferability Restriction has Lapsed
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted Avg. Remaining Contractual Life (years)	Weighted Avg. Exercise Price	Number Outstanding as of 12/31/05	Weighted Avg. Exercise Price
$ 0-10	1,500	2.8	$9.50	1,500	$9.50
10-20	588,762	2.9	17.54	588,762	17.54
20-30	590,034	4.2	26.07	590,034	26.07
30-40	2,176,579	4.2	35.24	2,007,445	35.35
40-50	3,389,014	6.0	44.89	2,206,788	45.02
50-60	75,000	8.3	50.51	37,500	50.51
60-70	897,500	8.9	63.36	95,374	63.34
70-80	45,000	9.6	71.75	11,249	71.75
80-90	45,000	10.0	81.83	—	—

	7,808,389	5.5	$41.26	5,538,652	$36.97

        The Company periodically issues Affiliate equity interests to certain Affiliate employees. The estimated fair value of equity granted in these awards, net of estimated forfeitures, is recorded as compensation expense over the service period as equity based compensation.

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

	Year Ended December 31,
	2003	2004	2005
Numerator:
Net Income	$60,528,000	$77,147,000	$119,069,000
Interest expense on contingently convertible securities, net of taxes	2,293,000	3,016,000	6,693,000

Net income, as adjusted	$62,821,000	$80,163,000	$125,762,000

	Year Ended December 31,
	2003	2004	2005
Denominator:
Average shares outstanding—basic	31,867,989	29,994,560	33,667,542
Effect of dilutive instruments:
Stock options	838,788	1,552,613	2,244,874
Forward equity agreement	—	41,550	88,654
Contingently convertible securities	7,406,263	8,055,953	8,688,585

Average shares outstanding—diluted	40,113,040	39,644,676	44,689,655

        The calculation of diluted earnings per share in the years ended December 31, 2003, 2004, and 2005 excludes the effect of the potential exercise of options to purchase approximately 2.9, 0.9 and 0.1 million common shares, respectively, because the effect would be anti-dilutive. This calculation also excludes the effect of any potential exercise of the forward purchase contract component of the 2004 PRIDES and the 2001 PRIDES (prior to the August 2004 exercise), because the effect would have been anti-dilutive.

        In April 2005, the Company net settled a forward equity sale agreement. Prior to the settlement of the forward equity sale agreement, the Company was required to use the treasury stock method to measure potentially issuable shares, which are reflected in the adjustments above.

        As more fully discussed in Note 7, the Company has zero coupon convertible notes and floating rate convertible securities which are convertible into shares of the Company's common stock upon certain conditions. The aggregate number of shares of common stock that could be issued in the future to settle these securities are deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company's common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

        For the years ended December 31, 2003, 2004 and 2005, the Company repurchased approximately 1.2, 3.5 and 1.2 million shares of common stock, respectively, under various stock repurchase programs.

17.   Financial Instruments and Risk Management

        The Company is exposed to market risks brought on by changes in interest and currency exchange rates. The Company does not enter into foreign currency transactions or derivative financial instruments to reduce risks associate with changes in currency exchange rates. The Company uses derivative financial instruments to reduce risks associated with changes in interest rates.

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

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible debt, the floating rate senior convertible securities, and the 2004 mandatory convertible debt at December 31, 2005 was $188,046, $575,007 and $353,700, respectively.

18.   Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2004 and 2005.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$151,634	$158,562	$165,846	$183,955
Operating income	61,660	66,412	64,397	75,413
Income before income taxes	30,797	31,534	27,998	38,764
Net Income	18,170	18,920	16,799	23,258
Earnings per share—diluted	$0.47	$0.51	$0.46	$0.58
	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$201,612	$208,257	$234,126	$272,497
Operating income	74,492	75,783	80,769	104,011
Income before income taxes	41,215	41,653	45,254	61,530
Net Income	25,553	26,241	28,510	38,764
Earnings per share—diluted	$0.61	$0.63	$0.67	$0.90

        The earnings per share measures presented above reflect the retroactive application of EITF 04-08 to each of the periods presented (see Note 1). If the Company did not apply EITF 04-08 to these periods, the measures would have been higher by approximately 17% in 2004 and 5% in 2005.

        In each of the quarters in 2005, the Company experienced an increase in revenue (and consequently operating income, income before income taxes, Net Income and Earnings per share) from the same period in 2004, primarily as a result of the Company's investments in new Affiliates in 2004 and 2005, and, to a lesser extent from positive investment performance and cash flows.

19.   Related Party Transactions

        The Company recorded amounts payable to Affiliate partners of $18,518 and $4,567 in connection with the purchase of additional Affiliate equity interests in 2004 and 2005, respectively. The total amount due to Affiliate partners as of December 31, 2005 was $21,957, of which $14,127 is due in 2006 and is included as a current liability.

        The Company recorded recourse notes receivable from Affiliate partners of $5,205 in connection with the transfer of Affiliate equity interests in 2005. The total amount due from Affiliate partners as of December 31, 2005 was $6,710.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

20.   Summarized Financial Information of Equity Affiliates

        The following table presents summarized financial information for the year ended December 31, 2005 on a combined 100 percent basis of the Affiliate investments accounted for by the equity method.

Amounts presented include the accounts of AQR, Beutel, and Deans Knight. Investments accounted for under the equity method were not significant in years prior to 2005.

Current assets	$158,676
Noncurrent assets	108,028
Current liabilities	23,612
Noncurrent liabilities	1,741
Revenue	269,004
Net Income	211,985

        The Company's share of undistributed earnings from equity method investments totaled $21,062 as of December 31, 2005.

21.   Segment Information

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

        Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically registered investment products as well as non-institutional investment products that are registered abroad. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs.

        During the third quarter of 2005, the Company amended its definition of the Mutual Fund distribution channel in conjunction with its acquisition of First Asset, which increased the number of investment products managed by its Affiliates that are registered abroad. As a result, certain reclassifications have been made to prior period financial results of the Company's operating segments to conform them to the amended definition. These reclassifications are not material to the financial results of any of the Company's operating segments.

        Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company's reported revenue but instead is included (net of operating expenses, including amortization) in Income from equity method investments, and reported in the distribution channel in which the Affiliate operates. Income tax attributable to the profits of the Company's equity method Affiliates is reported within the Company's consolidated income tax provision.

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

	2003
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$195,838	$169,642	$129,549	$495,029
Operating expenses:
Depreciation and amortization	1,749	13,977	6,681	22,407
Other operating expenses	104,696	95,483	74,928	275,107

	106,445	109,460	81,609	297,514

Operating income	89,393	60,182	47,940	197,515
Non-operating (income) and expenses:
Investment and other income	(2,948)	(1,833)	(3,464)	(8,245)
Interest expense	9,855	7,149	5,972	22,976

	6,907	5,316	2,508	14,731

Income before minority interest and income taxes	82,486	54,866	45,432	182,784
Minority interest	(32,529)	(28,473)	(19,950)	(80,952)

Income before income taxes	49,957	26,393	25,482	101,832
Income taxes	20,267	10,712	10,325	41,304

Net Income	$29,690	$15,681	$15,157	$60,528

Total assets	$672,142	$523,736	$323,327	$1,519,205

Goodwill	$309,770	$263,851	$177,986	$751,607

	2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$261,858	$262,356	$135,783	$659,997
Operating expenses:
Depreciation and other amortization	1,854	13,715	9,139	24,708
Other operating expenses	143,592	144,704	79,111	367,407

	145,446	158,419	88,250	392,115

Operating income	116,412	103,937	47,533	267,882
Non-operating (income) and expenses:
Investment and other income	(4,361)	(2,866)	(1,233)	(8,460)
Interest expense	13,515	11,961	6,249	31,725

	9,154	9,095	5,016	23,265

Income before minority interest and income taxes	107,258	94,842	42,517	244,617
Minority interest	(43,948)	(49,872)	(21,704)	(115,524)

Income before income taxes	63,310	44,970	20,813	129,093
Income taxes	25,478	18,081	8,387	51,946

Net Income	$37,832	$26,889	$12,426	$77,147

Total assets	$779,824	$791,300	$362,297	$1,933,421

Goodwill	$345,731	$356,849	$185,987	$888,567

	2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$400,344	$384,440	$131,708	$916,492
Operating expenses:
Depreciation and amortization	4,173	17,836	9,893	31,902
Other operating expenses	235,395	230,809	83,331	549,535

	239,568	248,645	93,224	581,437

Operating income	160,776	135,795	38,484	335,055
Non-operating (income) and expenses:
Investment and other income	(4,887)	(29,491)	(1,908)	(36,286)
Interest expense	15,645	17,235	4,546	37,426

	10,758	(12,256)	2,638	1,140

Income before minority interest and income taxes	150,018	148,051	35,846	333,915
Minority interest	(59,625)	(66,539)	(18,099)	(144,263)

Income before income taxes	90,393	81,512	17,747	189,652
Income taxes	33,648	30,326	6,609	70,583

Net Income	$56,745	$51,186	$11,138	$119,069

Total assets	$871,282	$1,100,925	$349,429	$2,321,636

Goodwill	$436,352	$442,737	$214,160	$1,093,249

        As of December 31, 2004 an equity method investment of $252,597 is included in the total assets of the Institutional segment. As of December 31, 2005 equity method investments of $8,717, $282,189 and $10,570 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively.

22.   Subsequent Events

        On March 9, 2006, the Board of Directors of the Company authorized a call spread option arrangement with a major securities firm, whereby the Company will be permitted to purchase (in certain future periods) an aggregate of approximately 1,750,000 shares of common stock at a price equal to the market value of the stock at the time the Company enters into the arrangement. The Company currently intends to enter into such an arrangement to purchase a substantial portion of the shares in quarterly installments in 2007. If the market price of the common stock exceeds the specified price at any such interval, the Company may elect to receive the difference, up to a specified maximum amount, in cash proceeds or shares of the Company's common stock. Alternatively, the Company may elect not to exercise its option to purchase shares in any given quarter.

        In addition, on March 9, 2006, the Board of Directors of the Company authorized a share repurchase program, permitting the Company to repurchase up to 1,000,000 shares of common stock, in addition to those shares purchased pursuant to the Company's previously authorized share repurchase programs. Purchases may be made in the open market or in privately negotiated transactions, including through the use of derivative instruments, from time to time at management's discretion.

Schedule II
Valuation and Qualifying Accounts

	Balance Beginning of Period	Additions Charged to Costs and Expenses	Balance End of Period
(in thousands)
Income Tax Valuation Allowance Year Ending December 31,
2005	$10,337	$1,760	$12,097
2004	6,615	3,722	10,337
2003	4,810	1,805	6,615

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We review on an ongoing basis and document our disclosure controls and procedures, and our internal controls and procedures over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting."

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information relating to our directors and officers and our codes of ethics is set forth in our proxy statement for our 2006 Annual Meeting of stockholders (to be filed within 120 days after December 31, 2005) (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

        Information relating to principal accountant fees and services is set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements: See Item 8 of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedule: See Item 8 of this Annual Report on Form 10-K.
	(3)	Exhibits: See the Exhibit Index attached hereto and incorporated by reference herein.
(b)	Reports on Form 8-K
We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2005.
	1.	On October 26, 2005, we filed a Current Report on Form 8-K under Items 2.02 and 9.01.
	2.	On December 7, 2005, we filed a Current Report on Form 8-K under Items 2.03, 8.01 and 9.01.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 15, 2006	By:	/s/ SEAN M. HEALEY Sean M. Healey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM J. NUTT William J. Nutt	Chairman of the Board of Directors	March 15, 2006
/s/ SEAN M. HEALEY Sean M. Healey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2006
/s/ DARRELL W. CRATE Darrell W. Crate	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 15, 2006
/s/ RICHARD E. FLOOR Richard E. Floor	Director	March 15, 2006
/s/ HAROLD J. MEYERMAN Harold J. Meyerman	Director	March 15, 2006
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	March 15, 2006
/s/ PATRICK T. RYAN Patrick T. Ryan	Director	March 15, 2006
/s/ JIDE J. ZEITLIN Jide J. Zeitlin	Director	March 15, 2006

Exhibit Index

1.1	Pricing Agreement, dated as of October 13, 2004, among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International(11)
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amendment to Amended and Restated Certificate of Incorporation(12)
3.3	Amended and Restated By-laws(2)
3.4	Certificate of Designations, Preferences and Rights of a Series of Stock(3)
4.1	Specimen certificate for shares of common stock of the Registrant(2)
4.2	Amended and restated Credit Agreement dated as of December 5, 2005 between the Registrant, Bank of America, N.A., as Administrative Agent and Swingline Lender, J.P. Morgan Chase Bank, N.A. and The Bank of New York as Co-Syndication Agents, U.S. Bank National Association and ING Capital, LLC as Co-Documentation Agents and the Several Lenders from time to time parties thereto (excluding exhibits and schedules, which we agree to furnish supplementally to the Securities and Exchange Commission upon request), including an amended schedule of lender commitments reflecting the increase of commitments to $550,000,000(13)
4.3	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, dated as of May 1, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(6)
4.4	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, dated as of May 7, 2001, First Union National Bank, Trustee(6)
4.5	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement, dated as of May 7, 2001, by and between the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(6)
4.6	Indenture, dated December 21, 2001, between the Registrant and First Union National Bank, as Trustee(7)
4.7	First Supplemental Indenture, dated December 21, 2001, between the Registrant and First Union National Bank, as Trustee(7)
4.8	Purchase Contract Agreement, dated December 21, 2001, between the Registrant and First Union National Bank, as Purchase Contract Agent(7)
4.9	Pledge Agreement, dated December 21, 2001, between the Registrant and First Union National Bank, as Collateral Agent, Custodial Agent, Purchase Contract Agent and Securities Intermediary(7)
4.10	Remarketing Agreement, dated December 21, 2001, by and among the Registrant, First Union National Bank, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Remarketing Agent and Reset Agent(7)
4.11	Form of Income Prides Certificate (included as Exhibit A to Exhibit 4.8)(7)
4.12	Form of Growth Prides Certificate (included as Exhibit B to Exhibit 4.8)(7)
4.13	Form of 6% Senior Note (included as part of Exhibit 4.7)(7)
4.14	Floating Rate Convertible Senior Debentures due February 25, 2033 Purchase Agreement, dated as of February 19, 2003, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated(16)
4.15	Floating Rate Convertible Senior Debentures due February 25, 2033 Indenture, dated as of February 19, 2003, The Bank of New York, Trustee(16)

4.16	Floating Rate Convertible Senior Debentures due February 25, 2033 Registration Rights Agreement, dated as of February 25, 2003, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated(16)
4.17	Purchase Agreement (2004 PRIDES), dated February 6, 2004, by and among Affiliated Managers Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(8)
4.18	Second Supplemental Indenture, dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Trustee(8)
4.19	Purchase Contract Agreement (2004 PRIDES), dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Purchase Contract Agent(8)
4.20	Pledge Agreement (2004 PRIDES), dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Collateral Agent, Custodial Agent, Purchase Contract Agent and Securities Intermediary(8)
4.21	Remarketing Agreement (2004 PRIDES), dated February 12, 2004, by and among Affiliated Managers Group, Inc., The Bank of New York, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Remarketing Agent and Reset Agent(8)
4.22	Registration Rights Agreement (2004 PRIDES), dated February 12, 2004, by and among Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(8)
4.23	Form of 4.125% Senior Note (2004 PRIDES) (included as part of Exhibit 4.17)
4.24	Form of Income Prides Certificate (2004 PRIDES) (included as Exhibit A to Exhibit 4.18)
4.25	Form of Growth Prides Certificate (2004 PRIDES) (included as Exhibit B to Exhibit 4.18)
10.1†	Affiliated Managers Group, Inc. Defined Contribution Plan(4)
10.2†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan(5)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(9)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(9)
10.5	Amended and Restated Credit Agreement, dated as of August 17, 2004, by and among the Registrant, Bank of America, N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, The Bank of New York, as documentation agent, and the several lenders from time to time parties thereto(10)
10.6	Credit Agreement, dated as of August 30, 2004, by and among the Registrant, The Bank of New York, as administrative agent, and the several banks and other financial institutions from time to time parties thereto, as lenders(10)
10.7	Pledge and Security Agreement, dated as of August 17, 2004, by and among the Registrant, the Bank of America, N.A., as agent, and the several lenders from time to time parties to the Amended and Restated Credit Agreement(10)
10.8	Pledge and Security Agreement, dated as of August 30, 2004, by and among the Registrant, The Bank of New York, as agent, and the several lenders from time to time parties to the Credit Agreement(10)
10.9	Confirmation of Forward Stock Sale Transaction, dated as of October 13, 2004, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International(11)
10.10†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(12)
10.11†	Affiliated Managers Group, Inc. Executive Retention Plan(14)

10.12	Affiliated Managers Group, Inc. Amended and Restated Policy Regarding Special Trading Procedures(15)
21.1	Schedule of Subsidiaries(1)
23.2	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

†
Indicates a management contract or compensatory plan

(1)
Filed herewith

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(3)
Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(4)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

(5)
Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A filed April 19, 2000

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2001

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 31, 2001

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 23, 2004

(9)
Incorporated by reference to the Registrant's Quarterly Report or Form 10-Q filed May 10, 2004

(10)
Incorporated by reference to the Registrants Current Report on Form 8-K filed September 3, 2004

(11)
Incorporated by reference to the Registrant's Current Report or Form 8-K filed October 15, 2004

(12)
Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-129748) filed November 16, 2005

(13)
Incorporated by reference to the Registrant's Current Report on 8-K filed December 7, 2005

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed October 9, 2005

(15)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed January 25, 2006

(16)
Incorporated by reference to the Registrant's Current Report on Form 10-K filed March 31, 2003