Form 10-Q
period 2006-03-31
AFFILIATED MANAGERS GROUP INC
filed 2006-05-10
CIK 1004434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒         Accelerated Filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 31,319,347 shares of the registrant’s common stock outstanding as of May 5, 2006.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2005	2006
Revenue	$201,612	$278,042
Operating expenses:
Compensation and related expenses	81,212	116,517
Selling, general and administrative	33,799	43,483
Amortization of intangible assets	5,736	6,854
Depreciation and other amortization	1,534	1,896
Other operating expenses	4,839	5,586
	127,120	174,336
Operating income	74,492	103,706
Non-operating (income) and expenses:
Income from equity method investments	(3,002)	(5,599)
Investment and other income	(1,562)	(3,357)
Interest expense	8,070	11,482
Investment income from Affiliate investments in partnerships	386	(10,829)
	3,892	(8,303)
Income before minority interest and income taxes	70,600	112,009
Minority interest	(29,385)	(45,869)
Minority interest in Affiliate investments in partnerships	—	(10,203)
Income before income taxes	41,215	55,937
Income taxes—current	8,000	13,791
Income taxes—intangible-related deferred	7,430	7,105
Income taxes—other deferred	232	(199)
Net Income	$25,553	$35,240
Earnings per share—basic	$0.77	$1.05
Earnings per share—diluted(1)	$0.61	$0.81
Average shares outstanding—basic	33,311,259	33,681,230
Average shares outstanding—diluted(1)	44,075,669	46,307,678
Supplemental disclosure of total comprehensive income:
Net Income	$25,553	$35,240
Other comprehensive income (loss)	1,217	(465)
Total comprehensive income	$26,770	$34,775

(1)          See Note 6 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$140,423	$114,719
Investment advisory fees receivable	148,850	154,594
Affiliate investments in partnerships	5,079	125,600
Prepaid expenses and other current assets	48,529	42,833
Total current assets	342,881	437,746
Fixed assets, net	50,592	55,327
Equity investments in Affiliates	301,476	288,809
Acquired client relationships, net	483,692	480,093
Goodwill	1,093,249	1,088,347
Other assets	49,746	44,959
Total assets	$2,321,636	$2,395,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,711	$138,894
Senior debt	65,750	65,750
Payables to related party	14,127	9,780
Total current liabilities	256,588	214,424
Senior debt	175,500	219,000
Senior convertible debt	424,232	414,449
Mandatory convertible securities	300,000	300,000
Deferred income taxes	182,623	193,056
Other long-term liabilities	20,149	17,364
Total liabilities	1,359,092	1,358,293
Commitments and contingencies (Note 7)	—	—
Minority interest	145,163	100,637
Minority interest in Affiliate investments in partnerships	—	119,791
Stockholders’ equity:
Common stock	390	390
Additional paid-in capital	593,090	595,621
Accumulated other comprehensive income	16,756	16,291
Retained earnings	503,188	538,428
	1,113,424	1,150,730
Less: treasury stock, at cost	(296,043)	(334,170)
Total stockholders’ equity	817,381	816,560
Total liabilities and stockholders’ equity	$2,321,636	$2,395,281

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2005	2006
Cash flow used in operating activities:
Net Income	$25,553	$35,240
Adjustments to reconcile Net Income to net cash flow used in operating activities:
Amortization of intangible assets	5,736	6,854
Amortization of debt issuance costs	745	663
Depreciation and other amortization	1,534	1,896
Deferred income tax provision	7,662	6,906
Accretion of interest	474	596
Income from equity method investments, net of amortization	(3,002)	(5,599)
Distributions received from equity method investments	2,361	21,022
Tax benefit from exercise of stock options	395	3,010
Other adjustments	(657)	380
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(18,055)	(7,448)
Decrease in prepaids and other current assets	857	2,491
Decrease in other assets	331	3,884
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(10,480)	(32,975)
Decrease in minority interest	(19,487)	(39,003)
Cash flow used in operating activities	(6,033)	(2,083)
Cash flow from (used in) investing activities:
Costs of investments in Affiliates, net of cash acquired	(15,498)	(9,358)
Purchase of fixed assets	(2,633)	(7,136)
Purchase of investment securities	(5,930)	(6,562)
Sale of investment securities	24,062	—
Purchase of investment securities—Affiliate investments in partnerships	—	(29,835)
Sale of investment securities—Affiliate investments in partnerships	—	29,835
Cash flow from (used in) investing activities	1	(23,056)
Cash flow used in financing activities:
Borrowings of senior bank debt	5,000	107,000
Repayments of senior bank debt	(5,000)	(63,500)
Issuance of common stock	1,741	32,407
Repurchase of common stock	—	(69,855)
Issuance costs	(243)	(5)
Excess tax benefit from exercise of stock options	—	11,239
Cost of call spread option agreements	—	(13,290)
Repayments of notes payable and other liabilities	(12,805)	(4,490)
Cash flow used in financing activities	(11,307)	(494)
Effect of foreign exchange rate changes on cash flow	(285)	(71)
Net decrease in cash and cash equivalents	(17,624)	(25,704)
Cash and cash equivalents at beginning of period	140,277	140,423
Cash and cash equivalents at end of period	$122,653	$114,719
Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$3,002	$985
Payables recorded for Affiliate equity purchases	—	185
Payable recorded to settle forward equity sale agreement	1,113	—
Stock issued for zero coupon senior convertible note conversions	6	9,935
Stock received for the exercise of stock options	—	300

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Affiliated Managers Group, Inc. (“Company” or “AMG”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Senior Debt

The components of senior debt are as follows:

	December 31, 2005	March 31, 2006
Senior revolving credit facility	$175,500	$219,000
Senior notes due 2006	65,750	65,750
	$241,250	$284,750

Senior Revolving Credit Facility

The Company has a senior revolving credit facility (the “Facility”) which allows for borrowings of up to $550,000 at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company’s credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to borrow up to an aggregate of $650,000 under this Facility. Following the successful remarketing of the Company’s 2004 PRIDES (as described in Note 4), the Facility will mature in December 2010. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by the Company.

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

3. Senior Convertible Debt

	December 31, 2005	March 31, 2006
Zero coupon senior convertible notes	$124,232	$114,449
Floating rate senior convertible securities	300,000	300,000
	$424,232	$414,449

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase and conversion of $127,591 principal amount of such notes, $123,409 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $53.14) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest from February 24, 2006 to May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes. This cash interest will be paid in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of March 31, 2006, upon conversion a holder of each security would receive an additional 5.534 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company’s common stock, the floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6,400, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of March 31, 2006, the purchase contracts would have a settlement rate of 13.060.

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

5. Income Taxes

A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2005	2006
Current:
Federal	$7,368	$9,309
State	632	1,674
Foreign	—	2,808
Total Current	$8,000	$13,791
Deferred:
Federal	$7,057	$7,091
State	605	405
Foreign	—	(590)
Total Deferred	$7,662	$6,906
Provision for Income Taxes	$15,662	$20,697

The components of deferred tax assets and liabilities are as follows:

	December 31, 2005	March 31, 2006
Deferred assets (liabilities):
State net operating loss carryforwards	$12,097	$12,832
Intangible asset amortization	(139,866)	(146,314)
Non-deductible intangible amortization	(27,727)	(29,371)
Deferred compensation	1,712	1,154
Convertible securities interest	(12,854)	(14,060)
Fixed asset depreciation	(1,806)	(1,848)
Deferred income	(2,271)	(2,818)
Accrued expenses	189	201
	(170,526)	(180,224)
Valuation allowance	(12,097)	(12,832)
Net deferred income taxes	$(182,623)	$(193,056)

Deferred tax liabilities are primarily the result of tax deductions for the Company’s intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In contrast, the intangible assets associated with the Company’s investment in six Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. As such, the Company has recorded deferred tax liabilities that represent the tax effect of the future book amortization of these assets. The Company’s floating rate senior convertible securities and mandatory convertible securities also generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

At March 31, 2006, the Company had state net operating loss carryforwards that will expire over a 15 year period beginning in 2006. The valuation allowances at December 31, 2005 and March 31, 2006 are related to the uncertainty of the realization of these loss carryforwards, which realization depends upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended March 31, 2006 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

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

	For the Three Months Ended March 31,
	2005	2006
Numerator:
Net Income	$25,553,000	$35,240,000
Interest expense on contingently convertible securities, net of taxes	1,294,000	2,278,000
Net Income, as adjusted	$26,847,000	$37,518,000

	For the Three Months Ended March 31,
	2005	2006
Denominator:
Average shares outstanding—basic	33,311,259	33,681,230
Effect of dilutive instruments:
Stock options	2,168,697	2,630,276
Forward equity sale agreement	307,300	—
Contingently convertible securities	8,288,413	9,448,476
Mandatory convertible securities	—	547,696
Average shares outstanding—diluted	44,075,669	46,307,678

The calculation of diluted earnings per share for the three months ended March 31, 2006 excludes the effect of the potential exercise of options to purchase approximately 68,000 shares, because the effect would be anti-dilutive. The calculation of diluted earnings per share for the three months ended March 31, 2005 excludes the effect of any potential exercise of the forward purchase contract component of the mandatory convertible securities because the effect would have been anti-dilutive.

In April 2005, the Company net settled its forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders’ equity. Prior to the net settlement of the forward equity sale agreement, the Company was required to use the treasury stock method to measure potentially issuable shares.

As more fully discussed in Note 3, the Company had zero coupon convertible notes and floating rate convertible securities outstanding during the three months ended March 31, 2005 and 2006. These notes are convertible into shares of the Company’s common stock upon certain conditions. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

For the three months ended March 31, 2006, the Company repurchased approximately 715,000 shares of common stock under various stock repurchase programs. As discussed further in Note 15, the Company has repurchased an additional 2.6 million shares from April 1, 2006 through May 5, 2006. The Company did not repurchase any shares of common stock during the three months ended March 31, 2005.

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

Certain Affiliates operate under regulatory authorities which require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.

The Company’s operating agreements generally provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. These agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. The partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company’s approval or other restrictions. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2006, the aggregate amount of these payments would have totaled approximately $1,230,000. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of March 31, 2006, this amount would represent approximately $157,000 on an annualized basis.

8. Affiliate Investments in Partnerships

Effective January 1, 2006, the Company implemented Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). Under the guidance provided, a general partner of a limited partnership is presumed to control the limited partnership unless the limited partners have substantive termination or participating rights, and the Company is therefore required to consolidate certain Affiliate investment partnerships (including those interests in the partnerships in which the Company does not have ownership rights) in its consolidated financial statements.

As of March 31, 2006, the Company has consolidated $125,600 of assets held by such partnerships (principally comprised of equity securities), which have been classified as “Affiliate investments in partnerships” in the consolidated balance sheet, of which $119,791 is held by underlying investors unrelated to the Company (or “outside owners”) and classified as “Minority interest in Affiliate investments in partnerships.” For the quarter ended March 31, 2006, the income attributable to these partnerships of $10,829 has been presented as “Investment income from Affiliate investments in partnerships” in the consolidated statement of income, of which the investment income attributable to outside owners of $10,203 has been classified as a minority interest in such partnerships.

9. Related Party Transactions

The Company periodically records amounts payable to Affiliate partners in connection with the purchase of additional Affiliate equity interests. The total amount due to Affiliate partners as of March 31, 2006 was $13,562, of which $9,780 is due within one year and reported as a current liability.

The Company records notes receivable from Affiliate partners in connection with the transfer of Affiliate equity interests. The total amount due from Affiliate partners as of March 31, 2006 was $7,455.

In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

10. Equity-Based Compensation Plans

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). FAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, FAS 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

The Company adopted FAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized in the quarter ended March 31, 2006 includes: (i) compensation expense for all unvested options granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (ii) compensation expense for all options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

Compensation expense recognized under FAS 123R, net of tax, was $239 for the three months ended March 31, 2006. The pro forma compensation expense under FAS 123 for the three months ended March 31, 2005 was $38, which resulted in pro forma Net Income of $25,515, and no change to earnings per share on a basic or diluted basis.

FAS 123R also requires the Company to classify any tax benefits realized upon the exercise of stock options in excess of the expense recognized as a financing activity in the Company’s consolidated statement of cash flows. Prior to the adoption of FAS 123R, all tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the consolidated statements of cash flows.

Stock Option and Incentive Plans

The Company established the 1997 Stock Option and Incentive Plan (as amended and restated), under which it is authorized to grant options to employees, directors and other key persons. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

In 2002, the Company’s Board of Directors established the 2002 Stock Option and Incentive Plan, under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan has not been approved by the Company’s shareholders. There are 3,375,000 shares of the Company’s common stock authorized for issuance under this plan.

The plans are administered by a committee of the Board of Directors. The exercise price of the stock options is the fair market value of the common stock on the date of grant, or such other amount as the committee may determine in accordance with the relevant plan. The options expire seven to ten years after the grant date.

In December 2003, the Board of Directors approved an amendment to each of the Company's stock option agreements to accelerate the vesting of the then-outstanding unvested options (other than options granted to directors). The shares issuable upon the exercise of the accelerated options remain subject to restrictions on transfer which lapse according to specified schedules, for so long as the option holder remains employed by the Company. In the event the option holder ceases to be employed by the Company, the transfer restrictions will remain outstanding until the later of December 2010, or seven years after the date of grant. All shares received upon exercise remain the property of the holder under any circumstance subject to transfer restrictions.

The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2006 was $27.74, based on the assumptions stated below. There were no options granted during the three months ended March 31, 2005.

For the Three Months Ended March 31, 2006
Dividend yield	0.0%
Expected volatility(1)	24.3%
Risk-free interest rate(2)	5.0%
Expected life of options (in years)(3)	5.0
Forfeiture rate(3)	0.0%

(1)          Based on the implied volatility of the Company’s common stock.

(2)          Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)          Based on historical data.

The following table summarizes the transactions of the Company’s stock option and incentive plans for the three months ended March 31, 2006:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2006	7,808,389	$41.26	5.5
Options granted	22,500	86.70	9.8
Options exercised	(648,101)	33.68
Options forfeited	(2,250)	42.48
Unexercised options outstanding—March 31, 2006	7,180,538	42.08	5.4
Exercisable at March 31, 2006	7,058,546	41.58	5.4
Exercisable and free from restrictions on transfer at March 31, 2006	4,898,288	37.47	4.7

The Company generally issues treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the three months ended March 31, 2006, was $38,264. As of March 31, 2006, the intrinsic value of options that were vested and free from restrictions on transfer was $338,668. As of that date, the total intrinsic value of all vested options (including those subject to restrictions on transfer) was $459,017, and the intrinsic value of unvested options was $4,343.

During the three months ended March 31, 2006, the cash received and the actual tax benefit recognized for options exercised were $21,527 and $14,249, respectively. During the three months ended March 31, 2006, the excess tax benefit classified as a financing cash flow was $11,239.

The Company’s Net Income for the three months ended March 31, 2006 includes $379 of compensation expense and $140 of income tax benefits related to our equity-based compensation arrangements. As of March 31, 2006, there was $2,427 of deferred compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.9 years.

11. Call Spread Option Agreements

On March 28, 2006, the Company entered into a series of call spread option agreements with a major securities firm. The agreements provide the Company the option, but not the obligation, to repurchase up to 917,000 shares of its common stock, beginning in June 2007 and ending in December 2007, at a weighted-average price of $99.59 per share. If the Company’s prevailing share price exceeds $132.74, on a weighted-average basis during this period, the net number of shares available for repurchase under the agreements will be less than 917,000.

In the event the Company elects to exercise its option, the Company may elect to receive cash proceeds rather than shares of common stock. In connection with these agreements, the Company made payments of $13,290, which were recorded as a reduction of stockholders’ equity.

12. Segment Information

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

During the third quarter of 2005, the Company amended its definition of the Mutual Fund distribution channel in conjunction with its acquisition of First Asset Management Inc. (“First Asset”), which increased the number of investment products managed by its Affiliates that are registered abroad. Certain reclassifications have been made to prior period financial results of the Company’s operating segments to conform them to the amended definition. In addition, during the first quarter of 2006, certain other channel reclassifications were made to conform to the current period’s presentation. These reclassifications were not material to the financial results of the Company’s operating segments.

Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company’s reported revenue but instead is included (net of operating expenses, including amortization) in “Income from equity method investments,” and reported in the distribution channel in which the Affiliate operates. Income tax attributable to the profits of the Company’s equity-method Affiliates is reported within the Company’s consolidated income tax provision.

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

Statements of Income

	For the Three Months Ended March 31, 2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$85,456	$85,179	$30,977	$201,612
Operating expenses:
Depreciation and other amortization	617	4,230	2,423	7,270
Other operating expenses	50,690	49,622	19,538	119,850
	51,307	53,852	21,961	127,120
Operating income	34,149	31,327	9,016	74,492
Non-operating (income) and expenses:
Investment and other income	(898)	(184)	(480)	(1,562)
Income from equity method investments	—	(3,002)	—	(3,002)
Interest expense	3,372	3,646	1,052	8,070
Investment income from Affiliate investments in partnerships	—	—	386	386
	2,474	460	958	3,892
Income before minority interest and income taxes	31,675	30,867	8,058	70,600
Minority interest	(11,227)	(14,242)	(3,916)	(29,385)
Income before income taxes	20,448	16,625	4,142	41,215
Income taxes	7,770	6,318	1,574	15,662
Net Income	$12,678	$10,307	$2,568	$25,553

	For the Three Months Ended March 31, 2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$121,214	$119,794	$37,034	$278,042
Operating expenses:
Depreciation and amortization	1,659	5,043	2,048	8,750
Other operating expenses	74,987	67,754	22,845	165,586
	76,646	72,797	24,893	174,336
Operating income	44,568	46,997	12,141	103,706
Non-operating (income) and expenses:
Investment and other income	(2,024)	(892)	(441)	(3,357)
Income from equity method investments	(308)	(4,711)	(580)	(5,599)
Interest expense	4,771	5,252	1,459	11,482
Investment income from Affiliate investments in partnerships	—	—	(10,829)	(10,829)
	2,439	(351)	(10,391)	(8,303)
Income before minority interest and income taxes	42,129	47,348	22,532	112,009
Minority interest	(16,321)	(23,658)	(5,890)	(45,869)
Minority interest in Affiliate investments in partnerships	—	—	(10,203)	(10,203)
Income before income taxes	25,808	23,690	6,439	55,937
Income taxes	9,549	8,766	2,382	20,697
Net Income	$16,259	$14,924	$4,057	$35,240

Balance Sheet Information

	Mutual Fund	Institutional	High Net Worth	Total
Total assets as of December 31, 2005	$873,386	$1,106,187	$342,063	$2,321,636
Total assets as of March 31, 2006	$875,850	$1,051,808	$467,623	$2,395,281

13. Goodwill and Acquired Client Relationships

During the three months ended March 31, 2006, the Company acquired certain interests from Affiliate management, made payments under contingent purchase arrangements and issued Affiliate equity interests to certain Affiliate employees.  Most of the goodwill acquired during the three months ended March 31, 2006 is deductible for tax purposes. The following table presents the change in goodwill during the three months ended March 31, 2006.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2005	$437,309	$445,609	$210,331	$1,093,249
Goodwill acquired, net	2,197	(5,243)	(1,027)	(4,073)
Foreign currency translation	(357)	(348)	(124)	(829)
Balance, as of March 31, 2006	$439,149	$440,018	$209,180	$1,088,347

The following table reflects the components of intangible assets of the Company’s Affiliates that are consolidated as of December 31, 2005 and March 31, 2006:

	December 31, 2005		March 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$336,549	$109,108	$339,804	$115,962

Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	256,251	—	256,251	—
Goodwill	1,093,249	—	1,088,347	—

For the Company’s Affiliates that are consolidated, definite-lived acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 11 years. Amortization expense was $5,736 and $6,854 for the three months ended March 31, 2005 and 2006, respectively. The Company estimates that its consolidated amortization expense will be approximately $27,400 for the next 5 years, assuming no additional investments in new or existing Affiliates.

The definite-lived acquired client relationships attributable to the Company’s equity method investments are amortized using the straight-line method over approximately 11 years. Amortization expense for these relationships was $1,998 and $2,316 for the three months ended March 31, 2005 and 2006, respectively. The Company estimates that the amortization expense attributable to its current equity-method Affiliates will be approximately $9,300 per year through 2014.

In the three months ended March 31, 2006, as a result of the issuance of Affiliate equity interests to certain Affiliate employees, the Company’s Affiliate ownership percentage in those Affiliates decreased. Accordingly, in this period goodwill and acquired client relationships decreased by approximately $5,375.

14. Comprehensive Income

A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended March 31,
	2005	2006
Net Income	$25,553	$35,240
Foreign currency translation adjustment	(285)	(1,132)
Change in net unrealized (loss) gain on investment securities	(5)	174
Change in net unrealized gain on derivative securities	1,507	493
Comprehensive income	$26,770	$34,775

The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2005	March 31, 2006
Foreign currency translation adjustment	$14,913	$13,781
Unrealized (loss) gain on investment securities	(23)	151
Unrealized gain on derivative securities	1,866	2,359
Accumulated other comprehensive income	$16,756	$16,291

15. Subsequent Event

On April 3, 2006, the Company completed the private placement of $291,000 of convertible trust preferred securities. The convertible trust preferred securities were issued to investors by a wholly-owned trust, simultaneous with the issuance of $300,000 of junior subordinated convertible debentures by the Company to the trust. The remaining $9,000 was used to capitalize the trust, which will not be consolidated on the Company’s balance sheet.

The convertible trust preferred securities and the junior subordinated convertible debentures (together, the “Securities”) mature on April 15, 2036 and are convertible at any time into shares of the Company’s common stock at a conversion price of $150.00 per share. Upon conversion, investors will receive cash or shares of the Company’s common stock (or a combination of cash and common stock) at the election of the Company. The Securities bear interest at a rate of 5.10% per annum. The Securities may not be redeemed by the Company prior to April 15, 2011, except upon the occurrence of certain events. On or after April 15, 2011, the Securities may be redeemed if the closing price of the Company’s common stock exceeds 130% of the conversion price of the Securities.

The Company has used a substantial portion of the proceeds from the offering to repurchase approximately 2.6 million shares of its common stock.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in our other filings with the United States Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

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

•       we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•       those certain other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our “Affiliates”). As of March 31, 2006, our affiliated investment management firms managed approximately $203 billion in assets across a broad range of investment styles and in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business across these three channels, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates’ businesses and growth prospects.

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

•       The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 90 managed account and wrap programs.

In July 2005, we completed our most recent new investment when we acquired equity interests in six Canadian asset management firms through the acquisition of First Asset Management Inc. (“First Asset”), a privately-held Canadian asset management company. In connection with this transaction, First Asset was renamed AMG Canada Corp. These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

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

One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to:

•       participate in the growth of their firm’s revenue, which may increase their compensation from the Operating Allocation and their distributions from the Owners’ Allocation; and

•       control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation.

An Affiliate’s managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners’ Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation).

An Affiliate’s Operating Allocation is structured to cover its operating expenses. However, should actual operating expenses exceed the Operating Allocation, our contractual share of cash under the Owners’ Allocation generally has priority over the allocations and distributions to the Affiliate’s managers. As a result, the excess expenses first reduce the portion of the Owners’ Allocation allocated to the Affiliate’s managers until that portion is eliminated, before reducing the portion allocated to us. Any such reduction in our portion of the Owners’ Allocation is required to be paid back to us out of the portion of future Owners’ Allocation allocated to the Affiliate’s managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement (as described below) to better accommodate our business needs or those of our Affiliates.

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

For the three months ended March 31, 2006, approximately $61.3 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $45.9 million of our Affiliates’ profits to their managers (referred to on our Consolidated Statements of Income as “Minority interest”).

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes due to client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, over 25 Affiliate products, representing approximately $20.5 billion of assets under management, also bill on the basis of absolute investment performance (“performance fees”). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.

For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms’ profits (net of intangible amortization) is reported in “Income from equity method investments,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in assets under management ($34.9 billion as reported as of March 31, 2006) at these firms will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

The following tables present our Affiliates’ reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q) and a statement of changes for the specified period.

Assets under Management(1)

Operating Segment

(dollars in billions)	December 31, 2005	March 31, 2006
Mutual Fund	$50.3	$55.3
Institutional	109.3	121.0
High Net Worth	24.7	26.5
	$184.3	$202.8

Statement of Changes—Quarter to Date

(dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2005	$50.3	$109.3	$24.7	$184.3
Net client cash flows	1.2	4.3	0.3	5.8
Investment performance	3.8	7.4	1.5	12.7
March 31, 2006	$55.3	$121.0	$26.5	$202.8

(1)          See Note 2 on page 22 for a discussion of the changes to our distribution channels.

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

	For the Three Months Ended March 31,
(in millions, except as noted)	2005	2006	% Change
Average assets under management(1)(2) (in billions)
Mutual Fund	$36.5	$53.2	46%
Institutional	76.3	115.2	51%
High Net Worth	18.6	25.6	38%
Total	$131.4	$194.0	48%
Revenue(2)
Mutual Fund	$85.4	$121.2	42%
Institutional	85.2	119.8	41%
High Net Worth	31.0	37.0	19%
Total	$201.6	$278.0	38%
Net Income(2)
Mutual Fund	$12.7	$16.2	28%
Institutional	10.3	14.9	45%
High Net Worth	2.6	4.1	58%
Total	$25.6	$35.2	38%
EBITDA(2)(3)
Mutual Fund	$24.5	$32.3	32%
Institutional	26.5	36.2	37%
High Net Worth	7.6	10.0	32%
Total	$58.6	$78.5	34%

(1)          Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $13.5 billion and $33.7 billion for the three months ended March 31, 2005 and 2006, respectively.

(2)          Note 12 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. During the quarter ended September 30, 2005, we amended the definition of the Mutual Fund distribution channel in conjunction with our acquisition of First Asset, which increased the number of investment products managed by our Affiliates that are registered abroad. Certain reclassifications have been made to prior period financial results of our operating segments to conform them to the amended definition. In addition, during the first quarter of 2006, certain other channel reclassifications were made to conform to the current period’s presentation. These reclassifications were not material to the financial results of our operating segments.

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

•       the recognition of any performance fees.

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

Our revenue increased $76.4 million (or 38%) in the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, primarily as a result of a 48% increase in average assets under management. This increase in assets under management resulted principally from positive investment performance, our investments in new Affiliates, and positive net client cash flows. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates. Unrelated to the change in assets under management, the increase in revenue was also a result of higher performance fees in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

Our revenue increased $35.8 million (or 42%) in the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, primarily as a result of a 46% increase in average assets under management. This increase in assets under management resulted principally from positive investment performance, positive net client cash flows, and from our investments in new Affiliates.

Institutional Distribution Channel

Our revenue increased $34.6 million (or 41%) in the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, primarily as a result of a 51% increase in average assets under management. This increase in assets under management resulted principally from positive investment performance, our investments in new Affiliates, and positive net client cash flows. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments in new Affiliates, as we do not consolidate revenue or expenses of such Affiliates. Unrelated to the change in assets under management, the increase in revenue was also a result of higher performance fees in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

High Net Worth Distribution Channel

Our revenue increased $6.0 million (or 19%) in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, primarily as a result of a 38% increase in average assets under management. This increase in assets under management resulted principally from our investments in new Affiliates and positive investment performance. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments in new Affiliates, as we do not consolidate the revenue or expenses of these Affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
(dollars in millions)	2005	2006	% Change
Compensation and related expenses	$81.2	$116.5	43%
Selling, general and administrative	33.8	43.5	29%
Amortization of intangible assets	5.7	6.8	19%
Depreciation and other amortization	1.5	1.9	27%
Other operating expenses	4.9	5.6	14%
Total operating expenses	$127.1	$174.3	37%

A substantial portion of our operating expenses is incurred by our Affiliates, and the majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses. Most notably, our compensation expenses are generally impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three months ended March 31, 2006, approximately $61.3 million, or about 53% of our consolidated compensation expense was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. As described previously, the percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree. In addition, at our profit-based Affiliates, we generally participate fully in any increase or decrease in revenue and expenses.

Compensation and related expenses increased 43% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The increase in compensation and related expenses was primarily the result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increase was also related to a $5.2 million increase in aggregate Affiliate expenses from our 2005 investments in new Affiliates and a $3.0 million increase in holding company compensation (relating to incentive compensation accruals and increases in holding company personnel).

Selling, general and administrative expenses increased 29% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The increase in selling, general and administrative expenses was principally attributable to increases in sub-advisory and distribution expenses that resulted from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, as well as increases in aggregate Affiliate expenses from our 2005 investments in new Affiliates ($4.1 million for the three-month period ended March 31, 2006).

Amortization of intangible assets increased 19% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase resulted principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2005.

Other operating expenses increased 14% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The increase resulted principally from increases in aggregate Affiliate expenses from our 2005 investments in new Affiliates.

Other Income Statement Data

The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(dollars in millions)	2005	2006	% Change
Income from equity method investments	$3.0	$5.6	87%
Investment and other income	1.6	3.4	113%
Investment income from Affiliate investments in partnerships	(0.4)	10.8	2,800%
Minority interest in Affiliate investments in partnerships	—	10.2	—
Minority interest	29.4	45.9	56%
Interest expense	8.1	11.5	42%
Income tax expense	15.7	20.7	32%

Income from equity method investments consists of our share of income from Affiliates which are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 87% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase resulted primarily from $2.1 million of net income from our investments in new Affiliates that are accounted for under the equity method of accounting.

Investment and other income primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on any investments (in accordance with our operating agreements, these earnings are generally allocated to our management partners and accordingly result in an increase in minority interest expense in our Consolidated Statements of Income). Investment and other income increased 113% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase resulted primarily from an increase in Affiliate investment earnings of $1.4 million and, to a lesser degree, from investments in new Affiliates.

As discussed in Note 8 to the consolidated financial statements, Investment income from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships primarily result from the consolidation of certain investment partnerships where we are the general partner and are presumed to control the partnership notwithstanding the fact that the substantial majority of the partnership assets are owned by underlying investors who are unrelated to us (“outside owners”).  While the Company’s ownership interests in these partnerships have not changed over prior periods, for the period ending March 31, 2006 the Investment income from Affiliate investments in partnerships was $10.8 million, of which $10.2 million was attributable to outside owners and was classified as Minority interest in Affiliate investments in partnerships.

Minority interest increased 56% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, principally as a result of the previously discussed increase in revenue. This increase was proportionately greater than the percentage increase in revenue primarily as a result of an increase in profitability at certain profit-based Affiliates.

Interest expense increased 42% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase was principally attributable to an increase in borrowings under our Facility ($2.5 million) and an increase in interest rates on our floating rate senior convertible securities ($1.5 million).

Income taxes increased by 32% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase was principally attributable to the increase in income before taxes, partially offset by a decrease in our effective tax rate from 38% in the three months ended March 31, 2005 to 37% in the three months ended March 31, 2006. The decrease in the effective tax rate was principally a result of a proportionate increase in income from Affiliates located in lower-taxed domestic and foreign jurisdictions and a decrease in non-deductible items.

Net Income

The following table summarizes Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2005	2006	% Change
Net Income	$25.6	$35.2	38%

The increase in Net Income in the three month period ended March 31, 2006, as compared to the three month period ended March 31, 2005, resulted principally from the increases in revenue, income from equity method investments and investment and other income, partially offset by net increases in reported operating, interest, minority interest and tax expenses, as described above.

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

The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2005	2006
Net Income	$25.6	$35.2
Intangible amortization	5.7	6.9
Intangible amortization—equity method investment.	2.0	2.3
Intangible-related deferred taxes	7.4	7.1
Affiliate depreciation	1.0	1.3
Cash Net Income	$41.7	$52.8

Cash Net Income increased 27% in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

(dollars in millions)	December 31, 2005	March 31, 2006
Balance Sheet Data
Cash and cash equivalents	$140.4	$114.7
Senior revolving credit facility	175.5	219.0
Senior notes due 2006	65.8	65.8
Zero coupon convertible debt	124.2	114.4
Floating rate convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0

	For the Three Months Ended March 31,
	2005	2006
Cash Flow Data
Operating cash flow	$(6.0)	$(2.1)
Investing cash flow	0.0	(23.1)
Financing cash flow	(11.3)	(0.5)
EBITDA(1)	58.6	78.5

(1)          The definition of EBITDA is presented in Note 3 on page 22.

We meet our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended March 31, 2006 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities as debt for the purpose of determining our leverage ratio. As more fully discussed below, each unit of our 2004 PRIDES is comprised of a senior note and a forward purchase contract. Under the terms of the securities, the exercise of the forward purchase contracts will result in the issuance of shares of our common stock that will generate cash proceeds equal to the remaining note portion of the securities. We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of the 2004 PRIDES securities and our net debt approach. At March 31, 2006, our leverage ratio was 2.0:1.

We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At March 31, 2006, our Affiliates had invested approximately $53 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

Senior Revolving Credit Facility

We entered into an amended and restated senior revolving credit facility (the “Facility”) in December 2005, which allows us to borrow up to $550 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to borrow up to an aggregate of $650 million under this Facility. We expect that our Facility will mature in December 2010. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by us.

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

We repurchased $154 million in aggregate principal amount of the senior notes component of the 2001 PRIDES (“Senior Notes due 2006”) and settled the forward purchase contracts in 2004. In 2005, we repurchased $10 million of the Senior Notes due 2006; the remaining $66 million matures in November 2006 and has an interest rate of 5.406%.

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase and conversion of $127.6 million principal amount of such notes, $123.4 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.14) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2006, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash on or after May 7, 2006 at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we will pay interest from February 24, 2006 to May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes. This cash interest will be paid in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of March 31, 2006, upon conversion a holder of each security would receive an additional 5.534 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6.4 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of March 31, 2006, the purchase contracts would have a settlement rate of 13.060.

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

Call Spread Option Agreement

On March 28, 2006, we entered into a series of call spread option agreements with a major securities firm. The agreements provide us the option, but not the obligation, to repurchase up to 917,000 shares of our common stock, beginning in June 2007 and ending in December 2007, at a weighted-average price of $99.59 per share. If our prevailing share price exceeds $132.74, on a weighted-average basis during this period, the net number of shares available for repurchase under the agreements will be less than 917,000.

In the event we elect to exercise our option, we may elect to receive cash proceeds rather than shares of common stock. In connection with this arrangement, we made payments of $13,290, which were recorded as a reduction of stockholders’ equity.

Convertible Trust Preferred Securities

On April 3, 2006, we completed the private placement of $291,000 of convertible trust preferred securities. The convertible trust preferred securities were issued to investors by a wholly-owned trust, simultaneous with the issuance of $300,000 of junior subordinated convertible debentures by us to the trust. The remaining $9,000 was used to capitalize the trust, which is not consolidated on our balance sheet.

The convertible trust preferred securities and the junior subordinated convertible debentures (together, the “Securities”) mature on April 15, 2036 and are convertible at any time into shares of our common stock at a conversion price of $150.00 per share. Upon conversion, investors will receive cash or shares of common stock (or a combination of cash and common stock) at our election. The Securities bear interest at a rate of 5.10% per annum. The Securities may not be redeemed by us prior to April 15, 2011, except upon the occurrence of certain events. On or after April 15, 2011, the Securities may be redeemed if the closing price of our common stock exceeds 130% of the conversion price of the Securities.

We have used a majority of the proceeds from the offering to repurchase 2.6 million shares of our common stock.

Purchases of Affiliate Equity

Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2006, the aggregate amount of these payments would have totaled approximately $1,230 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of March 31, 2006, this amount would represent approximately $157 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities, in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The increase in cash flow from operations for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, resulted principally from the growth in revenue and earnings in the first quarter of 2006 as compared to the same period in 2005.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(dollars in millions)	2005	2006
Cash flow from operations	$(6.0)	$(2.1)
Interest expense, net of non-cash items	6.9	10.2
Current tax provision	8.0	13.8
Income from equity method investment, net of distributions	2.6	(13.1)
Changes in assets and liabilities and other adjustments	47.1	69.7
EBITDA	$58.6	$78.5

Investing Cash Flow

The net cash flow used in investing activities decreased for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, primarily as a result of our disposition of short-term investments.

Financing Cash Flow

Net cash flows used in financing activities were primarily attributable to an increase in our repurchase of common stock, and were partially offset by an increase in net borrowings from our facility.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2006:

		Payments Due
Contractual Obligations	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
(dollars in millions)
Senior debt	$287.0	$68.0	$—	$219.0	$—
Senior convertible debt	432.8	3.7	5.7	—	423.4
Mandatory convertible securities(1)	362.3	15.0	33.3	314.0	—
Purchases of Affiliate equity(2)	1,229.4	64.8	485.0	247.9	431.7
Leases	109.4	13.5	31.3	26.7	37.9
Other liabilities(3)	13.6	6.0	7.6	—	—
Total	$2,434.5	$171.0	$562.9	$807.6	$893.0

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

(2)          Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of March 31, 2006, the aggregate purchase amount would have totaled approximately $1,230 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $157 million on an annualized basis as of March 31, 2006.

(3)          Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 9 to the Consolidated Financial Statements).

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2006. Please refer to Item 7A in our 2005 Annual Report on Form 10-K.

Item 4.                        Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Item 1A.                Risk Factors

There have been no significant changes to the Company’s risk factors in the three months ended March 31, 2006. Please refer to Item 1A in our 2005 Annual Report on Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          Purchases of Equity Securities by the Issuer.

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1 – 31, 2006	232,200	$92.75	232,200	528,315
February 1 – 28, 2006	223,200	$91.51	455,400	305,115
March 1 – 31, 2006	260,000	$99.62	715,400	4,045,115
Total	715,400	$94.86	715,400

(1)          In April 2003, our Board of Directors extended an established share repurchase program permitting us to repurchase up to an additional 5% of our issued and outstanding shares of common stock. In March 2006, our Board of Directors established share repurchase programs permitting us to repurchase up to an additional 4 million shares of our issued and outstanding shares of common stock.

(2)          From April 1, 2006 through May 5, 2006, we repurchased approximately 2.6 million shares. As of May 5, 2006, there were approximately 1.5 million shares that could be purchased under our share repurchase programs.

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
May 10, 2006
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