Form 10-Q
period 2006-06-30
AFFILIATED MANAGERS GROUP INC
filed 2006-08-09
CIK 1004434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 30,514,818 shares of the registrant’s common stock outstanding as of August 4, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenue	$208,257	$283,108	$409,869	$561,150
Operating expenses:
Compensation and related expenses	82,859	118,671	164,071	235,188
Selling, general and administrative	37,477	45,276	71,276	88,759
Amortization of intangible assets	5,737	6,839	11,473	13,693
Depreciation and other amortization	1,483	2,251	3,018	4,147
Other operating expenses	4,918	5,597	9,756	11,183
	132,474	178,634	259,594	352,970
Operating income	75,783	104,474	150,275	208,180
Non-operating (income) and expenses:
Income from equity method investments	(3,002)	(6,467)	(6,005)	(12,066)
Investment and other income	(1,505)	(2,014)	(3,066)	(5,371)
Investment (income) loss from Affiliate investments in partnerships	(339)	9,321	47	(1,508)
Interest expense	8,541	15,102	16,611	26,584
	3,695	15,942	7,587	7,639

Income before minority interest and taxes	72,088	88,532	142,688	200,541
Minority interest	(30,435)	(46,099)	(59,820)	(91,968)
Minority interest in Affiliate investments in partnerships	—	9,199	—	(1,004)

Income before income taxes	41,653	51,632	82,868	107,569

Income taxes – current	7,139	11,453	15,139	25,244
Income taxes – intangible-related deferred	7,430	5,697	14,860	12,802
Income taxes – other deferred	843	546	1,075	347
Net Income	$26,241	$33,936	$51,794	$69,176

Earnings per share – basic	$0.78	$1.09	$1.55	$2.13
Earnings per share – diluted(1)	$0.63	$0.86	$1.24	$1.67

Average shares outstanding – basic	33,591,741	31,224,354	33,452,278	32,445,996
Average shares outstanding – diluted(1)	44,375,152	45,213,524	44,225,309	45,835,501

Supplemental disclosure of total comprehensive income:
Net Income	$26,241	$33,936	$51,794	$69,176
Other comprehensive income (loss)	(1,369)	13,459	(152)	12,994
Total comprehensive income	$24,872	$47,395	$51,642	$82,170

(1)          See Note 7 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$140,423	$160,406
Investment advisory fees receivable	148,850	147,727
Affiliate investments in partnerships	5,079	115,097
Prepaid expenses and other current assets	48,529	40,098
Total current assets	342,881	463,328
Fixed assets, net	50,592	59,075
Equity investments in Affiliates	301,476	287,724
Acquired client relationships, net	483,692	477,616
Goodwill	1,093,249	1,104,105
Other assets	49,746	64,914
Total assets	$2,321,636	$2,456,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,711	$188,496
Senior debt	65,750	65,750
Payables to related party	14,127	9,428
Total current liabilities	256,588	263,674
Senior debt	175,500	194,000
Senior convertible securities	424,232	413,659
Mandatory convertible securities	300,000	300,000
Junior convertible trust preferred securities	—	300,000
Deferred income taxes	182,623	201,255
Other long-term liabilities	20,149	16,525
Total liabilities	1,359,092	1,689,113
Commitments and contingencies (Note 8)	—	—
Minority interest	145,163	114,611
Minority interest in Affiliate investments in partnerships	—	109,619
Stockholders’ equity:
Common stock	390	390
Additional paid-in capital	593,090	599,259
Accumulated other comprehensive income	16,756	29,750
Retained earnings	503,188	572,364
	1,113,424	1,201,763
Less: treasury stock, at cost	(296,043)	(658,344)
Total stockholders’ equity	817,381	543,419
Total liabilities and stockholders’ equity	$2,321,636	$2,456,762

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Cash flow from operating activities:
Net Income	$26,241	$33,936	$51,794	$69,176
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	5,737	6,839	11,473	13,693
Amortization of issuance costs	765	728	1,510	1,391
Depreciation and other amortization	1,483	2,251	3,018	4,147
Deferred income tax provision	8,273	6,243	15,935	13,149
Accretion of interest	474	587	948	1,183
Income from equity method investments, net of amortization	(3,002)	(6,467)	(6,005)	(12,066)
Distributions received from equity method investments	3,864	7,693	6,225	28,715
Tax benefit from exercise of stock options	5,346	424	5,741	3,434
Other adjustments	(212)	1,489	(869)	1,869
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(2,295)	6,808	(20,350)	(640)
(Increase) decrease in prepaids and other current assets	(994)	2,924	(137)	5,415
(Increase) decrease in other assets	(84)	(2,814)	247	1,070
Increase in accounts payable, accrued liabilities and other long-term liabilities	14,306	53,331	3,826	20,356
Increase (decrease) in minority interest	7,434	15,411	(12,053)	(23,592)
Cash flow from operating activities	67,336	129,383	61,303	127,300
Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(2,893)	(7,669)	(18,391)	(17,027)
Purchase of fixed assets	(2,356)	(4,801)	(4,989)	(11,937)
Purchase of investment securities	(463)	(9,017)	(6,393)	(15,579)
Sale of investment securities	—	—	24,062	—
Sale of investment securities – Affiliate investments in partnerships	—	974	—	974
Cash flow used in investing activities	(5,712)	(20,513)	(5,711)	(43,569)
Cash flow used in financing activities:
Borrowings of senior bank debt	—	206,000	5,000	313,000
Repayments of senior bank debt	—	(231,000)	(5,000)	(294,500)
Issuance of junior convertible trust preferred securities	—	300,000	—	300,000
Repurchase of senior debt	(10,000)	—	(10,000)	—
Issuances of common stock	12,284	3,040	14,025	35,447
Repurchases of common stock	—	(332,615)	—	(402,470)
Settlement of forward equity sale agreement	(14,008)	—	(14,008)	—
Issuance costs	(380)	(8,890)	(623)	(8,895)
Excess tax benefit from exercise of stock options	—	1,710	—	12,949
Cost of call spread option agreements	—	—	—	(13,290)
Repayments of notes payable and other liabilities	(480)	(1,112)	(13,285)	(5,602)
Redemptions of minority interest - Affiliate investments in partnerships	—	(974)	—	(974)
Cash flow used in financing activities	(12,584)	(63,841)	(23,891)	(64,335)
Effect of foreign exchange rate changes on cash flow	(345)	658	(630)	587
Net increase in cash and cash equivalents	48,695	45,687	31,071	19,983
Cash and cash equivalents at beginning of period	122,653	114,719	140,277	140,423
Cash and cash equivalents at end of period	$171,348	$160,406	$171,348	$160,406
Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$36	$150	$3,038	$1,135
Payables recorded for Affiliate equity purchases	3,476	1,316	3,476	1,502
Stock issued for zero coupon senior convertible note conversions	—	933	6	10,868
Stock received for the exercise of stock options	600	—	600	300

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Affiliated Managers Group, Inc. (“Company” or “AMG”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Senior Debt

The components of senior debt are as follows:

	December 31, 2005	June 30, 2006
Senior revolving credit facility	$175,500	$194,000
Senior notes due 2006	65,750	65,750
	$241,250	$259,750

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

3. Senior Convertible Securities

The components of senior convertible securities are as follows:

	December 31, 2005	June 30, 2006
Zero coupon senior convertible notes	$124,232	$113,659
Floating rate senior convertible securities	300,000	300,000
	$424,232	$413,659

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase and conversion of $128,596 principal amount of such notes, $122,404 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $53.21) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of June 30, 2006, upon conversion a holder of each security would receive an additional 4.236 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company’s common stock, the floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6,300, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of June 30, 2006, the purchase contracts would have a settlement rate of 11.931.

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

5. Junior Convertible Trust Preferred Securities

In April 2006, the Company issued $300,000 of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291,000 of convertible trust preferred securities to investors. Under FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” the trust is not consolidated in the Company’s financial statements. The junior subordinated convertible debentures and convertible trust preferred securities (together, the “junior convertible trust preferred securities”) have substantially the same terms.

The junior convertible trust preferred securities bear interest at 5.1% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.333 shares of the Company’s common stock, which represents a conversion price of $150 per share. Upon conversion, investors will receive cash or shares of the Company’s common stock (or a combination of cash and common stock) at the election of the Company. The junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011. On or after April 15, 2011, the junior convertible trust preferred securities may be redeemed if the closing price of the Company’s common stock exceeds $195 for a specified period of time.

As the trust’s only assets are the junior convertible subordinated debentures, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

6. Income Taxes

A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Current:
Federal	$6,753	$6,996	$14,121	$16,305
State	386	1,420	1,018	3,094
Foreign	—	3,037	—	5,845
Total Current	7,139	11,453	15,139	25,244
Deferred:
Federal	7,620	7,821	14,677	14,912
State	653	447	1,258	852
Foreign	—	(2,025)	—	(2,615)
Total Deferred	8,273	6,243	15,935	13,149
Provision for income taxes	$15,412	$17,696	$31,074	$38,393

The components of deferred tax assets and liabilities are as follows:

	December 31,	June 30,
	2005	2006
Deferred assets (liabilities):
State net operating loss carryforwards	$12,097	$13,866
Intangible asset amortization	(139,866)	(153,927)
Non-deductible intangible amortization	(27,727)	(28,378)
Deferred compensation	1,712	1,818
Convertible securities interest	(12,854)	(16,057)
Fixed asset depreciation	(1,806)	(1,886)
Deferred income	(2,271)	(3,052)
Accrued expenses	189	227
	(170,526)	(187,389)
Valuation allowance	(12,097)	(13,866)
Net deferred income taxes	$(182,623)	$(201,255)

Deferred tax liabilities are primarily the result of tax deductions for the Company’s intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In contrast, the intangible assets associated with the Company’s investments in its Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. As such, the Company has recorded deferred tax liabilities that represent the tax effect of the future book amortization of these assets. The Company’s floating rate senior convertible securities, mandatory convertible securities and junior convertible trust preferred securities also generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

At June 30, 2006, the Company had state net operating loss carryforwards that will expire over a 15 year period beginning in 2006. The valuation allowances at December 31, 2005 and June 30, 2006 are related to the uncertainty of the realization of these loss carryforwards, which realization depends upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended June 30, 2006 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

In the second quarter, the Company reduced its deferred tax liabilities for non-deductible intangible amortization by $1,408 to reflect a reduction in Canadian federal income tax rates that was enacted in June 2006 and will become effective beginning in 2008. The reduction of these deferred tax liabilities was recorded as a benefit in the income tax provision for the three months ended June 30, 2006.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net Income	$26,241,000	$33,936,000	$51,794,000	$69,176,000
Interest expense on convertible securities, net of taxes	1,552,000	4,938,000	2,847,000	7,216,000
Net Income, as adjusted	$27,793,000	$38,874,000	$54,641,000	$76,392,000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Denominator:
Average shares outstanding – basic	33,591,741	31,224,354	33,452,278	32,445,996
Effect of dilutive instruments:
Stock options	2,060,160	2,533,017	2,113,549	2,663,343
Forward equity sale agreement	47,316	—	177,308	—
Senior convertible securities	8,675,935	8,967,188	8,482,174	9,207,832
Mandatory convertible securities	—	532,921	—	540,308
Junior convertible trust preferred securities	—	1,956,044	—	978,022
Average shares outstanding – diluted	44,375,152	45,213,524	44,225,309	45,835,501

The calculation of diluted earnings per share for the three and six months ended June 30, 2006 excludes the effect of the potential exercise of options to purchase 86,000 shares. For the three and six months ended June 30, 2005, this calculation excludes the effect of any potential exercise of the forward purchase contract component of the mandatory convertible securities.

In April 2005, the Company net settled its forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders’ equity. Prior to the net settlement of the forward equity sale agreement, the Company was required to use the treasury stock method to measure potentially issuable shares.

As more fully discussed in Notes 3 and 5, the Company had convertible securities outstanding during the six months ended June 30, 2005 and 2006. These securities are convertible into shares of the Company’s common stock upon certain conditions. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense (net of tax)

attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

For the three and six months ended June 30, 2006, the Company repurchased approximately 3.3 million and 4.0 million shares, respectively, of common stock under various stock repurchase programs. The Company did not repurchase any shares of common stock during the six months ended June 30, 2005.

In May 2006, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized shares of voting common stock to 150 million.

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

The Company’s operating agreements generally provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. These agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. The partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company’s approval or other restrictions. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2006, the aggregate amount of these payments would have totaled approximately $1,251,300. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of June 30, 2006, this amount would represent approximately $166,576 on an annualized basis.

9. Affiliate Investments in Partnerships

Effective January 1, 2006, the Company implemented Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). Under EITF 04-05, a general partner is required to consolidate any partnership that it controls, including those interests in the partnerships in which the Company does not have ownership rights. A general partner is presumed to control a partnership unless the limited partners have certain rights to remove the general partner or other substantive rights to participate in partnership operations.

As of June 30, 2006, the Company has consolidated $115,097 of client assets held in partnerships controlled by its Affiliates. These assets are reported as “Affiliate investments in partnerships” in the consolidated balance sheet. Substantially all of these assets, $109,619, are held by investors that are unrelated to the Company, and reported as “Minority interest in Affiliate investments in partnerships.”  For the quarter ended June 30, 2006, these partnerships reported a loss of $9,321, which is presented as “Investment (income) loss from Affiliate investments in partnerships” in the consolidated statement of income. The portion of this loss that is attributable to investors that are unrelated to the Company, $9,199, is reported as a “Minority interest in Affiliate investments in partnerships.”  During the three and six month periods ended June 30, 2006, the partnerships purchased investments (principally equity securities) totaling $32,718 and $58,779, and sold investments totaling $33,583 and $59,644, respectively.

10. Related Party Transactions

The Company periodically records amounts payable to Affiliate partners in connection with the purchase of additional Affiliate equity interests. The total amount due to Affiliate partners as of June 30, 2006 was $13,228, of which $9,428 is due within one year and reported as a current liability.

The Company records notes receivable from Affiliate partners in connection with the transfer of Affiliate equity interests. The total amount due from Affiliate partners as of June 30, 2006 was $7,523.

In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

11. Equity-Based Compensation Plans

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). FAS 123R requires as an expense the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite service period. In addition, FAS 123R requires unrecognized costs related to options vesting after the date of initial adoption to be recognized as an expense in the financial statements over the remaining requisite service period.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation expense includes: (i) an expense for all unvested options outstanding on January 1, 2006, and (ii) an expense for all options granted subsequent to January 1, 2006. Compensation expense recognized under FAS 123R, net of tax, was $140 and $379 for the three and six months ended June 30, 2006, respectively. This additional compensation expense had no impact on basic and diluted earnings per share for the three months ended June 30, 2006, and lowered basic and diluted earnings per share by $.01 for the six months ended June 30, 2006.

The following table presents net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in the three and six months ended June 30, 2005.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net Income—as reported	$26,241	$51,794
Add: Total stock-based employee compensation expense included in reported net income, net of tax	—	—
Less: Total stock-based employee compensation expense determined under fair value, net of tax	194	233
Net Income—FAS 123 pro forma	$26,047	$51,561

Earnings per share—basic—as reported	$0.78	$1.55
Earnings per share—basic—FAS 123 pro forma	0.78	1.54
Earnings per share—diluted—as reported	0.63	1.24
Earnings per share—diluted—FAS 123 pro forma	0.62	1.23

FAS 123R also requires the Company to report any tax benefits realized upon the exercise of stock options that are in excess of the expense recognized for reporting purposes as a financing activity in the Company’s consolidated statement of cash flows. Prior to the adoption of FAS 123R, these tax benefits were presented as operating cash flows in the consolidated statements of cash flows.

Stock Option and Incentive Plans

The Company established the 1997 Stock Option and Incentive Plan (as amended and restated, the “1997 Plan”), under which it is authorized to grant options to employees, directors and other key persons. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

In 2002, the Company’s Board of Directors established the 2002 Stock Option and Incentive Plan (as amended and restated, the “2002 Plan”), under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan has not been approved by the Company’s stockholders. There are 3,375,000 shares of the Company’s common stock authorized for issuance under this plan.

In December 2003, the Board of Directors approved an amendment to each of the 1997 Plan and 2002 Plan to accelerate the vesting of the then-outstanding unvested options (other than options granted to directors). The shares issuable upon the exercise of the accelerated options remain subject to restrictions on transfer which lapse according to specified schedules, for so long as the option holder remains employed by the Company. In the event the option holder ceases to be employed by the Company, the transfer restrictions will remain outstanding until the later of December 2010, or seven years after the date of grant. All shares received upon exercise remain the property of the holder under any circumstance subject to transfer restrictions.

In May 2006, the stockholders of the Company approved the 2006 Stock Option and Incentive Plan (the “2006 Plan”), under which the Company is authorized to grant stock options and stock appreciation rights to employees, directors, and other key persons. There are 3,000,000 shares of the Company’s common stock authorized for issuance under this plan.

The plans are administered by a committee of the Board of Directors. Under the plans, options generally expire seven to ten years after the grant date, and all options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2005 and 2006 was $16.43 and $27.74, respectively, based on the assumptions stated below.

	For the Six Months Ended June 30,
	2005	2006
Dividend yield	0.0%	0.0%
Expected volatility(1)	18.0%	24.3%
Risk-free interest rate(2)	3.9%	5.0%
Expected life of options (in years)(3)	5.0	5.0
Forfeiture rate(3)	0.0%	0.0%

(1)              Based on the implied volatility of the Company’s common stock.

(2)              Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)              Based on historical data.

The following table summarizes the transactions of the Company’s stock option and incentive plans for the six months ended June 30, 2006:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2006	7,808,389	$41.26	5.5
Options granted	22,500	86.70	9.5
Options exercised	(749,797)	33.17
Options forfeited	(82,317)	52.18
Unexercised options outstanding—June 30, 2006	6,998,775	42.14	5.1
Exercisable at June 30, 2006	6,869,391	41.60	5.1
Exercisable and free from restrictions on transfer at June 30, 2006	4,825,967	37.71	4.5

The Company generally issues treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the six months ended June 30, 2006, was $44,127. As of June 30, 2006, the intrinsic value of options that were vested and free from restrictions on transfer was $237,341 As of that date, the total intrinsic value of all vested options (including those subject to restrictions on transfer) was $311,115, and the intrinsic value of unvested options was $2,080.

During the six months ended June 30, 2006, the cash received and the actual tax benefit recognized for options exercised were $24,568 and $16,383, respectively. During the six months ended June 30, 2006, the excess tax benefit classified as a financing cash flow was $12,949.

The Company’s Net Income for the three and six months ended June 30, 2006 includes $223 and $601 of compensation expense, respectively, and $83 and $222 of income tax benefits, respectively, related to our equity-based compensation arrangements. As of June 30, 2006, there was $2,205 of deferred compensation expense related to stock options, which is expected to be recognized over a weighted average period of three years.

12. Call Spread Option Agreements

In March 2006, the Company entered into a series of call spread option agreements with a major securities firm. The agreements provide the Company the option, but not the obligation, to repurchase up to 917,000 shares of its common stock, beginning in June 2007 and ending in December 2007, at a weighted-average price of $99.59 per share. If the Company’s prevailing share price exceeds $132.74, on a weighted-average basis during this period, the net number of shares available for repurchase under the agreements will be less than 917,000.

In the event the Company elects to exercise its option, the Company may elect to receive cash proceeds rather than shares of common stock. In connection with these agreements, the Company made payments of $13,290, which were recorded as a reduction of stockholders’ equity.

13. Segment Information

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

During the third quarter of 2005, the Company amended its definition of the Mutual Fund distribution channel in conjunction with its acquisition of First Asset Management Inc. (“First Asset”), which increased the number of investment products managed by its Affiliates that are registered outside the United States. Certain reclassifications have been made to prior period financial results of the Company’s operating segments to conform them to the amended definition, as well as to conform to the current period’s presentation. These reclassifications were not material to the financial results of the Company’s operating segments.

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

Statements of Income

	For the Three Months Ended June 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$93,094	$85,766	$29,397	$208,257
Operating expenses:
Depreciation and other amortization	652	4,221	2,347	7,220
Other operating expenses	56,330	50,579	18,345	125,254
	56,982	54,800	20,692	132,474
Operating income	36,112	30,966	8,705	75,783
Non-operating (income) and expenses:
Income from equity method investments	—	(3,002)	—	(3,002)
Investment and other (income) loss	(879)	(653)	27	(1,505)
Investment (income) loss from Affiliate investments in partnerships	—	—	(339)	(339)
Interest expense	3,661	3,776	1,104	8,541
	2,782	121	792	3,695
Income before minority interest and income taxes	33,330	30,845	7,913	72,088
Minority interest	(12,367)	(14,303)	(3,765)	(30,435)
Income before income taxes	20,963	16,542	4,148	41,653
Income taxes	7,756	6,121	1,535	15,412
Net Income	$13,207	$10,421	$2,613	$26,241

	For the Three Months Ended June 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$125,450	$118,702	$38,956	$283,108
Operating expenses:
Depreciation and amortization	1,700	5,375	2,015	9,090
Other operating expenses	75,993	69,489	24,062	169,544
	77,693	74,864	26,077	178,634
Operating income	47,757	43,838	12,879	104,474

Non-operating (income) and expenses:
Income from equity method investments	(269)	(5,547)	(651)	(6,467)
Investment and other income	(877)	(752)	(385)	(2,014)
Investment (income) loss from Affiliate investments in partnerships	—	—	9,321	9,321
Interest expense	6,550	6,718	1,834	15,102
	5,404	419	10,119	15,942
Income before minority interest and income taxes	42,353	43,419	2,760	88,532
Minority interest	(17,078)	(22,657)	(6,364)	(46,099)
Minority interest in Affiliate investments in partnerships	—	—	9,199	9,199
Income before income taxes	25,275	20,762	5,595	51,632
Income taxes	8,663	7,116	1,917	17,696
Net Income	$16,612	$13,646	$3,678	$33,936

	For the Six Months Ended June 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$178,550	$170,945	$60,374	$409,869
Operating expenses:
Depreciation and other amortization	1,269	8,452	4,770	14,491
Other operating expenses	107,020	100,200	37,883	245,103
	108,289	108,652	42,653	259,594
Operating income	70,261	62,293	17,721	150,275
Non-operating (income) and expenses:
Income from equity method investments	—	(6,005)	—	(6,005)
Investment and other income	(1,777)	(836)	(453)	(3,066)
Investment (income) loss from Affiliate investments in partnerships	—	—	47	47
Interest expense	7,033	7,422	2,156	16,611
	5,256	581	1,750	7,587
Income before minority interest and income taxes	65,005	61,712	15,971	142,688
Minority interest	(23,594)	(28,545)	(7,681)	(59,820)
Income before income taxes	41,411	33,167	8,290	82,868
Income taxes	15,526	12,439	3,109	31,074
Net Income	$25,885	$20,728	$5,181	$51,794

	For the Six Months Ended June 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$246,664	$238,496	$75,990	$561,150
Operating expenses:
Depreciation and amortization	3,359	10,418	4,063	17,840
Other operating expenses	150,980	137,243	46,907	335,130
	154,339	147,661	50,970	352,970
Operating income	92,325	90,835	25,020	208,180

Non-operating (income) and expenses:
Income from equity method investments	(577)	(10,258)	(1,231)	(12,066)
Investment and other income	(2,901)	(1,644)	(826)	(5,371)
Investment income from Affiliate investments in partnerships	—	—	(1,508)	(1,508)
Interest expense	11,321	11,970	3,293	26,584
	7,843	68	(272)	7,639
Income before minority interest and income taxes	84,482	90,767	25,292	200,541
Minority interest	(33,399)	(46,315)	(12,254)	(91,968)
Minority interest in Affiliate investments in partnerships	—	—	(1,004)	(1,004)
Income before income taxes	51,083	44,452	12,034	107,569
Income taxes	18,212	15,882	4,299	38,393
Net Income	$32,871	$28,570	$7,735	$69,176

Balance Sheet Information

	Mutual Fund	Institutional	High Net Worth	Total

Total assets as of December 31, 2005	$873,386	$1,106,187	$342,063	$2,321,636
Total assets as of June 30, 2006	$918,571	$1,075,689	$462,502	$2,456,762

14. Goodwill and Acquired Client Relationships

During the six months ended June 30, 2006, the Company acquired certain interests from Affiliate management, made payments under contingent purchase arrangements and issued Affiliate equity interests to certain Affiliate employees. Most of the goodwill acquired during the six months ended June 30, 2006 is deductible for tax purposes. The following table presents the change in goodwill during the six months ended June 30, 2006.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2005	$437,309	$445,609	$210,331	$1,093,249
Goodwill acquired, net	2,748	(108)	(700)	1,940
Foreign currency translation	3,834	3,745	1,337	8,916
Balance, as of June 30, 2006	$443,891	$449,246	$210,968	$1,104,105

The following table reflects the components of intangible assets of the Company’s Affiliates that are consolidated as of December 31, 2005 and June 30, 2006:

	December 31, 2005		June 30, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$336,549	$109,108	$344,167	$122,802

Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	256,251	—	256,251	—
Goodwill	1,093,249	—	1,104,105	—

For the Company’s Affiliates that are consolidated, definite-lived acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 11 years. The Company estimates that its consolidated annual amortization expense will be approximately $27,400 for the next 5 years, assuming no additional investments in new or existing Affiliates.

The definite-lived acquired client relationships attributable to the Company’s equity method investments are amortized using the straight-line method over approximately 11 years. Amortization expense for these relationships was $1,998 and $2,316 for the three months ended June 30, 2005 and 2006, and $3,995 and $4,632 for the six months ended June 30, 2005 and 2006. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $9,300 for the next five years.

During the six months ended June 30, 2006, as a result of the issuance of Affiliate equity interests to certain Affiliate employees, the Company’s Affiliate ownership percentage in those Affiliates decreased. Accordingly, in this period goodwill and acquired client relationships decreased by approximately $5,822.

15. Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a comprehensive model for the accounting and disclosure of uncertain income tax return positions. The Company will adopt FIN 48 in the first quarter of 2007 and is in the process of evaluating the effect that the adoption will have on its financial statements.

In March 2006, the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” intended to improve existing reporting for defined benefit plans. This proposed standard is expected to be effective for the Company’s fiscal year ended December 31, 2006. However, because the Company does not utilize defined benefit plans, this standard is not expected to have an impact on the Company’s financial statements.

16. Comprehensive Income

A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Net Income	$26,241	$33,936	$51,794	$69,176
Foreign currency translation adjustment	(347)	13,363	(632)	12,231
Change in net unrealized (loss) gain on investment securities	2	(106)	(3)	68
Change in net unrealized gain (loss) on derivative securities	(414)	202	1,093	695
Reclassification of unrealized gain on investment securities to realized gain	(610)	—	(610)	—
Comprehensive income	$24,872	$47,395	$51,642	$82,170

The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31,	June 30,
	2005	2006
Foreign currency translation adjustment	$14,913	$27,144
Unrealized (loss) gain on investment securities	(23)	45
Unrealized gain on derivative securities	1,866	2,561
Accumulated other comprehensive income	$16,756	$29,750

17. Subsequent Events

On July 25, 2006, the Board of Directors approved a share repurchase program permitting the Company to repurchase an additional five percent of the Company’s currently issued and outstanding shares of common stock, in addition to those shares that may be purchased pursuant to the Company’s previously authorized share repurchase programs. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative instruments.

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

Overview

We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our “Affiliates”). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, in addition to investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates’ businesses and growth prospects.

Through our Affiliates, we manage approximately $202 billion in assets (as of June 30, 2006) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

•                  Our Affiliates provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

•                  In the Institutional distribution channel, through our Affiliates we offer more than 150 investment products across more than 35 different investment styles, including small, small/mid, mid and large capitalization value and growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

•                  The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 100 managed account and wrap programs.

In July 2005, we completed our most recent new investment when we acquired equity interests in a group of Canadian asset management firms through the acquisition of First Asset Management Inc. (“First Asset”), a privately-held Canadian asset management company. In connection with this transaction, First Asset was renamed AMG Canada Corp. These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products.

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

For the six months ended June 30, 2006, approximately $124.5 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $92.0 million of our Affiliates’ profits to their managers (referred to on our Consolidated Statements of Income as “Minority interest”).

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes due to client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, over 25 Affiliate products, representing approximately $23.2 billion of assets under management, also bill on the basis of absolute investment performance (“performance fees”). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.

For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms’ profits (net of intangible amortization) is reported in “Income from equity method investments,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in assets under management ($39.4 billion as of June 30, 2006) at these firms will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

The following tables present our Affiliates’ reported assets under management by operating segment, which are also referred to as distribution channels in this Quarterly Report on Form 10-Q.

Assets under Management (1)

Statement of Changes – Quarter to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total

March 31, 2006	$55.3	$121.0	$26.5	$202.8
Net client cash flows	0.3	2.2	0.4	2.9
Investment performance	(1.4)	(1.8)	(0.2)	(3.4)
June 30, 2006	$54.2	$121.4	$26.7	$202.3

Statement of Changes – Year to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total

December 31, 2005	$50.3	$109.3	$24.7	$184.3
Net client cash flows	1.5	6.5	0.7	8.7
Investment performance	2.4	5.6	1.3	9.3
June 30, 2006	$54.2	$121.4	$26.7	$202.3

(1)          See Note 2 on page 23 for a discussion of the changes to our operating segments.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions, except as noted)	2005	2006	% Change	2005	2006	% Change
Average assets under management(1)(2) (in billions)
Mutual Fund	$39.5	$54.6	38%	$38.3	$53.9	41%
Institutional	77.7	121.2	56%	77.2	117.2	52%
High Net Worth	17.4	26.6	53%	18.2	26.0	43%
Total	$134.6	$202.4	50%	$133.7	$197.1	47%
Revenue(2)
Mutual Fund	$93.0	$125.4	35%	$178.6	$246.7	38%
Institutional	85.8	118.7	38%	170.9	238.5	40%
High Net Worth	29.4	39.0	33%	60.4	76.0	26%
Total	$208.2	$283.1	36%	$409.9	$561.2	37%
Net Income(2)
Mutual Fund	$13.2	$16.6	26%	$25.9	$32.9	27%
Institutional	10.4	13.6	31%	20.7	28.6	38%
High Net Worth	2.6	3.7	42%	5.2	7.7	48%
Total	$26.2	$33.9	29%	$51.8	$69.2	34%
EBITDA(2) (3)
Mutual Fund	$25.3	$33.6	33%	$49.7	$65.9	33%
Institutional	26.5	35.0	32%	53.0	71.2	34%
High Net Worth	7.6	9.5	25%	15.3	19.5	27%
Total	$59.4	$78.1	31%	$118.0	$156.6	33%

(1)              Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $14.0 billion and $37.3 billion for the three months ended June 30, 2005 and 2006, respectively, and $13.7 billion and $35.7 billion for the six months ended June 30, 2005 and 2006, respectively.

(2)              Note 13 to our Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. During the quarter ended September 30, 2005, we amended the definition of the Mutual Fund distribution channel in conjunction with our acquisition of First Asset, which increased the number of investment products managed by our Affiliates that are registered abroad. Certain reclassifications have been made to prior period financial results of our operating segments to conform them to the amended definition. These reclassifications were not material to the financial results of our operating segments.

(3)              EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including a reconciliation to cash flow from operations, is described in greater detail in “Liquidity and Capital Resources – Supplemental Liquidity Measure.”  For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

Revenue

Our revenue is generally determined by the level of our assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees.

Our revenue increased $74.9 million (or 36%) in the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, primarily as a result of a 50% increase in average assets under management, and increased $151.3 million (or 37%) in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily as a result of a 47% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

Our revenue increased $32.4 million (or 35%) in the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, primarily as a result of a 38% increase in average assets under management, and increased $68.1 million (or 38%) in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily as a result of a 41% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows.

Institutional Distribution Channel

Our revenue increased $32.9 million (or 38%) in the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, primarily as a result of a 56% increase in average assets under management, and increased $67.6 million (or 40%) in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily as a result of a 52% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate revenue or expenses of such Affiliates.

High Net Worth Distribution Channel

Our revenue increased $9.6 million (or 33%) in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005, primarily as a result of a 53% increase in average assets under management, and increased $15.6 million (or 26%) in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily as a result of a 43% increase in average assets under management. These increases in assets under management resulted principally from our 2005 investments in new Affiliates and positive investment performance. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments in new Affiliates, as we do not consolidate the revenue or expenses of these Affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2005	2006	% Change	2005	2006	% Change
Compensation and related expenses	$82.9	$118.7	43%	$164.1	$235.2	43%
Selling, general and administrative	37.5	45.3	21%	71.3	88.8	25%
Amortization of intangible assets	5.7	6.8	19%	11.5	13.7	19%
Depreciation and other amortization	1.5	2.2	47%	3.0	4.1	37%
Other operating expenses	4.9	5.6	14%	9.7	11.2	15%
Total operating expenses	$132.5	$178.6	35%	$259.6	$353.0	36%

A substantial portion of our operating expenses is incurred by our Affiliates, and the majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expenses are impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and six month periods ended June 30, 2006, approximately $63.1 million and $124.5 million (or about 53% and 53%), respectively, of our consolidated compensation expense was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

Compensation and related expenses increased 43% in the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. The increases in compensation and related expenses were primarily the result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. These increases were also related to increases in aggregate Affiliate expenses from our 2005 investments in new Affiliates ($5.4 million and $10.6 million in the three and six month periods ended June 30, 2006, respectively).

Selling, general and administrative expenses increased 21% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and increased 25% in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. These increases were principally attributable to increases in expenses that resulted from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, as well as increases in aggregate Affiliate expenses from our 2005 investments in new Affiliates ($3.3 million and $7.5 million for the three and six month periods ended June 30, 2006, respectively).

Amortization of intangible assets increased 19% in the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. The increases resulted principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2005.

Depreciation and other amortization increased 47% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and increased 37% in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The increases in depreciation and amortization were principally attributable to increases in aggregate Affiliate expenses from our new and existing Affiliates ($0.6 million and $0.9 million for the three and six month periods ended June 30, 2006, respectively).

Other operating expenses increased 14% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and 15% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increases resulted principally from increases in aggregate Affiliate expenses from our 2005 investments in new Affiliates.

Other Income Statement Data

The following table summarizes other income statement data:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(dollars in millions)	2005	2006	% Change	2005	2006	% Change
Income from equity method investments	$3.0	$6.5	117%	$6.0	$12.1	102%
Investment and other income	1.5	2.0	33%	3.1	5.4	74%
Investment income (loss) from Affiliate investments in partnerships	0.3	(9.3)	-3,200%	—	1.5	—
Minority interest in Affiliate investments in partnerships	—	(9.2)	—	—	1.0	—
Minority interest	30.4	46.1	52%	59.8	92.0	54%
Interest expense	8.5	15.1	78%	16.6	26.6	60%
Income tax expense	15.4	17.7	15%	31.1	38.4	23%

Income from equity method investments consists of our share of income from Affiliates which are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 117% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and increased 102% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increases resulted primarily from our investments in new Affiliates that are accounted for under the equity method of accounting ($2.1 million and $4.2 million for the three and six month periods ended June 30, 2006, respectively).

Investment and other income primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on any investments (in accordance with our operating agreements, these earnings are generally allocated to our management partners and accordingly result in an increase in minority interest expense in our Consolidated Statements of Income). Investment and other income increased 33% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, primarily as a result of earnings on investments held by new Affiliates of $0.3 million and higher holding company income of $0.2 million. Investment and other income increased 74% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily as a result of an increase in Affiliate investment earnings of $1.5 million, and to a lesser extent, earnings on investments held by new Affiliates of $0.6 million.

As discussed in Note 9 to the consolidated financial statements, Investment income (loss) from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships results from the consolidation of certain investment partnerships where we are the general partner and are presumed to control the partnerships although we generally own only a small percentage of the partnership interests. For the three and six months ended June 30, 2006 the Investment income (loss) from Affiliate investments in partnerships was $(9.3) million and $1.5 million, respectively, of which substantially all was attributable to investors who are unrelated to us and is reported as Minority interest in Affiliate investments in partnerships.

Minority interest increased 52% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 and increased 54% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, principally as a result of the previously discussed increase in revenue. The increases were proportionately greater than the percentage increase in revenue primarily as a result of a decrease in investment spending by certain Affiliates from their Owner’s Allocation.

Interest expense increased 78% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and increased 60% in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. These increases were principally attributable to the issuance of $300 million of junior convertible trust preferred securities ($3.7 million in the three month period ended June 30, 2006), increases in borrowings under our Facility ($2.0 million and $4.5 million in the three and six month periods ended June 30, 2006, respectively) and increases in interest rates on our floating rate senior convertible securities ($1.5 million and $2.9 million in the three and six month periods ended June 30, 2006, respectively).

Income taxes increased by 15% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and increased 23% for the six month period ended June 30, 2006, as compared to the six months ended June 30, 2005. These increases were principally attributable to the increase in income before taxes, partially offset by a decrease in income taxes of $1.4 million in the three months ended June 30, 2006 from a reduction in Canadian federal income tax rates.

Net Income

The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2005	2006	% Change	2005	2006	% Change
Net Income	$26.2	$33.9	29%	$51.8	$69.2	34%

The increase in Net Income in the three and six month periods ended June 30, 2006, as compared to the three and six month periods ended June 30, 2005, resulted principally from the increases in revenue, income from equity method investments and investment and other income, partially offset by net increases in reported operating, interest, minority interest and tax expenses, as described above.

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

The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2005	2006	2005	2006
Net Income	$26.2	$33.9	$51.8	$69.2
Intangible amortization	5.8	6.8	11.5	13.7
Intangible amortization – equity method investments	2.0	2.3	4.0	4.6
Intangible-related deferred taxes	7.4	5.7	14.8	12.8
Affiliate depreciation	1.0	1.6	2.0	2.9
Cash Net Income	$42.4	$50.3	$84.1	$103.2

Cash Net Income increased 19% in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, and increased 23% for the six month period ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,	June 30,
(dollars in millions)	2005	2006
Balance Sheet Data
Cash and cash equivalents	$140.4	$160.4
Senior revolving credit facility	175.5	194.0
Senior notes due 2006	65.8	65.8
Zero coupon senior convertible notes	124.2	113.7
Floating rate senior convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0
Junior convertible trust preferred securities	—	300.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2006	2005	2006
Cash Flow Data
Operating cash flow	$67.3	$129.4	$61.3	$127.3
Investing cash flow	(5.7)	(20.5)	(5.7)	(43.6)
Financing cash flow	(12.6)	(63.8)	(23.9)	(64.3)
EBITDA(1)	59.4	78.1	118.0	156.6

(1)  The definition of EBITDA is presented in Note 3 on page 23.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio. We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our mandatory convertible securities and junior convertible trust preferred securities and our net debt approach. At June 30, 2006, our leverage ratio was 1.7:1.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2005	2006	2005	2006
Cash flow from operations	$67.3	$129.4	$61.3	$127.3
Interest expense, net of non-cash items	7.3	13.8	14.2	24.0
Current tax provision	7.2	11.4	15.1	25.2
Income from equity method investment, net of distributions	1.1	1.1	3.8	(12.0)
Changes in assets and liabilities and other adjustments	(23.5)	(77.6)	23.6	(7.9)
EBITDA	$59.4	$78.1	$118.0	$156.6

We meet our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the six months ended June 30, 2006 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At June 30, 2006, our Affiliates had invested approximately $65 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

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

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase and conversion of $128.6 million principal amount of such notes, $122.4 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.21) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below

BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of June 30, 2006, upon conversion a holder of each security would receive an additional 4.236 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6.3 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of June 30, 2006, the purchase contracts would have a settlement rate of 11.931.

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

Junior Convertible Trust Preferred Securities

In April 2006, we issued $300 million of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291 million of convertible trust preferred securities to investors. Under FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” the trust is not consolidated in our financial statements.  The junior subordinated convertible debentures and convertible trust preferred securities (together, the “junior convertible trust preferred securities”) have substantially the same terms.

The junior convertible trust preferred securities bear interest at 5.1% per annum, payable in cash quarterly. Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share. Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011. On or after April 15, 2011, the junior convertible trust preferred securities may be redeemed if the closing price of our common stock exceeds $195 for a specified period of time.

As the trust’s only assets are the junior convertible subordinated debentures, we are obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

Call Spread Option Agreements

In March 2006, we entered into a series of call spread option agreements with a major securities firm. The agreements provide us the option, but not the obligation, to repurchase up to 917,000 shares of our common stock, beginning in June 2007 and ending in December 2007, at a weighted-average price of $99.59 per share. If our prevailing share price exceeds $132.74, on a weighted-average basis during this period, the net number of shares available for repurchase under the agreements will be less than 917,000.

In the event we elect to exercise our option, we may elect to receive cash proceeds rather than shares of common stock. In connection with this arrangement, we made payments of approximately $13.3 million, which were recorded as a reduction of stockholders’ equity.

Purchases of Affiliate Equity

Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2006, the aggregate amount of these payments would have totaled approximately $1,251.3 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of June 30, 2006, this amount would represent approximately $166.6 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities, in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital. The increase in cash flow from operations for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, resulted principally from the growth in revenue and earnings in the six months ended June 30, 2006 as compared to the same period in 2005.

Investing Cash Flow

The net cash flow used in investing activities increased $37.9 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily as a result of our sale of short-term investments in the first quarter of 2005, which decreased net cash flow used in investing activities by $24.1 million.

Financing Cash Flow

Net cash flows used in financing activities increased $40.4 million in the six months ended June 30, 2006, as compared to the same period in 2005, primarily as a result of $402.5 million of repurchases of our common stock, a use of cash that was financed by our $300 million issuance of junior convertible trust preferred securities.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2006:

	Payments Due
Contractual Obligations	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
(dollars in millions)

Senior debt	$261.1	$67.1	$—	$194.0	$—
Senior convertible securities	431.4	2.7	6.3	—	422.4
Mandatory convertible securities(1)	357.3	10.0	33.3	314.0	—
Junior convertible trust preferred securities	755.3	7.7	30.6	30.6	686.4
Purchases of Affiliate equity(2)	1,251.3	50.1	494.1	188.4	518.7
Leases	117.3	10.1	34.0	28.8	44.4
Other liabilities(3)	13.2	4.3	8.9	—	—
Total	$3,186.9	$152.0	$607.2	$755.8	$1,671.9

(1)                As more fully discussed on page 28, consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)                Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of June 30, 2006, the aggregate purchase amount would have totaled approximately $1,251.3 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $166.6 million on an annualized basis as of June 30, 2006.

(3)                Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 10 to the Consolidated Financial Statements).

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a comprehensive model for the accounting and disclosure of uncertain income tax return positions. We will adopt FIN 48 in the first quarter of 2007 and are in the process of evaluating the effect that the adoption will have on our financial statements.

In March 2006, the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” intended to improve existing reporting for defined benefit plans. This proposed standard is expected to be effective for our fiscal year ended December 31, 2006. However, because we do not utilize defined benefit plans, this standard is not expected to have an impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2006. Please refer to Item 7A in our 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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

Item 1A. Risk Factors

There have been no significant changes to the Company’s risk factors in the three months ended June 30, 2006. Please refer to Item 1A in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs (1)
April 1 - 30, 2006	2,175,847	$101.58	2,175,847	1,869,268
May 1 - 31, 2006	912,000	$95.89	3,087,847	957,268
June 1 - 30, 2006	222,200	$88.28	3,310,047	735,068	(2)
Total	3,310,047	$99.12	3,310,047

(1)          In March 2006, our Board of Directors established share repurchase programs permitting us to repurchase a total of 4.0 million shares of our common stock, including a 3.0 million share repurchase program in connection with our issuance of junior convertible trust preferred securities in April 2006.

(2)          In July 2006, our Board of Directors established a share repurchase program permitting us to repurchase approximately 1.6 million shares of our common stock. From July 1, 2006 through August 4, 2006, we repurchased approximately 170,000 shares of common stock; as of August 4, 2006, there were approximately 2.1 million shares available for repurchase under our share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held in Prides Crossing, Massachusetts on May 31, 2006. At that meeting, the stockholders considered and acted upon the following proposals:

1.                                                 The Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld

Richard E. Floor	28,545,433	2,028,525
Sean M. Healey	29,671,734	902,224
Harold J. Meyerman	28,552,559	2,021,399
William J. Nutt	29,657,951	916,007
Rita M. Rodriguez	30,097,845	476,113
Patrick T. Ryan	29,262,371	1,311,587
Jide J. Zeitlin	28,898,000	1,675,958

2.                                       The approval of the 2006 Stock Option and Incentive Plan. The stockholders voted to approve the 2006 Stock Option and Incentive Plan. 19,005,270 shares voted for the proposal, 8,761,058 shares voted against the proposal, and 16,528 shares abstained from voting on the proposal. There were 2,791,102 non-votes on the proposal.

3.                                       The approval of the amendment to the Amended and Restated Certificate of Incorporation to increase the authorized number of shares of voting common stock, par value $.01 per share, of the Company. The stockholders voted to approve the amendment to the Amended and Restated Certificate of Incorporation to increase the authorized number of shares of voting common stock, par value $.01 per share, of the Company to 150,000,000 shares. 24,561,589 shares voted for the proposal, 5,876,722 shares voted against the proposal, and 22,566 shares abstained from voting on the proposal. There were 113,081 non-votes on the proposal.

4.                                       The Ratification of the Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Current Fiscal Year. The stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year. 30,271,354 shares voted for the proposal, 180,702 shares voted against the proposal, and 8,822 shares abstained from voting on the proposal. There were 113,080 non-votes on the proposal.

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
August 9, 2006
/s/ Darrell W. Crate
Darrell W. Crate
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Affiliated Managers Group, Inc. Amendment to its Amended and Restated Certificate of Incorporation, dated May 31, 2006.
4.1

Guarantee Agreement, dated as of April 3, 2006, between the Registrant and LaSalle Bank National Association, a guarantee trustee (previously attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2006, Commission File No. 1-13459, and incorporated by reference herein).

4.2

Amended and Restated Declaration of Trust, dated as of April 3, 2006, among the Registrant, LaSalle Bank National Association, as property trustee, Christiana Bank & Trust Company, as Delaware trustee, the Administrative Trustee named therein and the holders from time to time of undivided beneficial interests in the assets of the Trust (previously attached as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2006, Commission File No. 1-13459, and incorporated by reference herein).

4.3

Indenture, dated as of April 3, 2006, between the Registrant and LaSalle Bank National Association, as trustee (previously attached as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2006, Commission File No. 1-13459, and incorporated by reference herein).

10.1

Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan (previously attached as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 28, 2006 and incorporated by reference herein).

10.2

Affiliated Managers Group, Inc. Deferred Compensation Plan (previously attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 7, 2006, Commission File No. 1-13459, and incorporated by reference herein).

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