Form 10-Q
period 2006-09-30
AFFILIATED MANAGERS GROUP INC
filed 2006-11-09
CIK 1004434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-13459

Affiliated Managers Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3218510
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

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
Yes ☐  No ☒

There were 30,174,824 shares of the registrant’s common stock outstanding as of November 3, 2006.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenue	$234,126	$280,440	$643,995	$841,590
Operating expenses:
Compensation and related expenses	95,474	122,841	259,545	358,029
Selling, general and administrative	44,009	40,946	115,285	129,705
Amortization of intangible assets	6,525	6,839	17,998	20,533
Depreciation and other amortization	2,035	2,239	5,052	6,386
Other operating expenses	5,314	5,516	15,071	16,698
	153,357	178,381	412,951	531,351
Operating income	80,769	102,059	231,044	310,239
Non-operating (income) and expenses:
Income from equity method investments	(4,244)	(7,464)	(10,249)	(19,530)
Investment and other income	(2,717)	(3,623)	(5,784)	(8,994)
Investment (income) loss from Affiliate investments in partnerships	(214)	4,959	(166)	3,451
Interest expense	10,071	16,250	26,682	42,834
	2,896	10,122	10,483	17,761

Income before minority interest and taxes	77,873	91,937	220,561	292,478
Minority interest	(32,619)	(43,658)	(92,439)	(135,626)
Minority interest in Affiliate investments in partnerships	—	4,334	—	3,330

Income before income taxes	45,254	52,613	128,122	160,182

Income taxes – current	8,762	12,168	23,900	37,412
Income taxes – intangible-related deferred	7,058	6,991	21,918	19,793
Income taxes – other deferred	924	308	1,999	654
Net Income	$28,510	$33,146	$80,305	$102,323

Earnings per share – basic	$0.84	$1.09	$2.39	$3.22
Earnings per share – diluted(1)	$0.67	$0.87	$1.91	$2.53

Average shares outstanding – basic	33,926,047	30,371,364	33,611,937	31,746,855
Average shares outstanding – diluted(1)	44,908,036	44,399,722	44,465,513	45,298,012

Supplemental disclosure of total comprehensive income:
Net Income	$28,510	$33,146	$80,305	$102,323
Other comprehensive income (loss)	15,003	(1,206)	14,851	11,788
Total comprehensive income	$43,513	$31,940	$95,156	$114,111

(1)          See Note 7 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$140,423	$222,062
Investment advisory fees receivable	148,850	160,442
Affiliate investments in partnerships	5,079	107,989
Prepaid expenses and other current assets	48,529	40,039
Total current assets	342,881	530,532
Fixed assets, net	50,592	59,862
Equity investments in Affiliates	301,476	285,806
Acquired client relationships, net	483,692	470,322
Goodwill	1,093,249	1,113,286
Other assets	49,746	71,822
Total assets	$2,321,636	$2,531,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,711	$241,026
Senior debt	65,750	65,750
Payables to related party	14,127	8,595
Total current liabilities	256,588	315,371
Senior debt	175,500	216,000
Senior convertible securities	424,232	413,246
Mandatory convertible securities	300,000	300,000
Junior convertible trust preferred securities	—	300,000
Deferred income taxes	182,623	208,351
Other long-term liabilities	20,149	14,244
Total liabilities	1,359,092	1,767,212
Commitments and contingencies (Note 8)	—	—
Minority interest	145,163	126,704
Minority interest in Affiliate investments in partnerships	—	102,530
Stockholders’ equity:
Common stock	390	390
Additional paid-in capital	593,090	605,879
Accumulated other comprehensive income	16,756	28,544
Retained earnings	503,188	605,511
	1,113,424	1,240,324
Less: treasury stock, at cost	(296,043)	(705,140)
Total stockholders’ equity	817,381	535,184
Total liabilities and stockholders’ equity	$2,321,636	$2,531,630

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Cash flow from operating activities:
Net Income	$28,510	$33,146	$80,305	$102,323
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	6,525	6,839	17,998	20,533
Amortization of issuance costs	765	732	2,275	2,122
Depreciation and other amortization	2,035	2,239	5,052	6,386
Deferred income tax provision	7,982	7,299	23,917	20,447
Accretion of interest	474	589	1,422	1,771
Income from equity method investments, net of amortization	(4,244)	(7,464)	(10,249)	(19,530)
Distributions received from equity method investments	4,251	8,501	10,476	37,215
Tax benefit from exercise of stock options	5,362	1,447	11,103	4,881
Other adjustments	(1,384)	1,434	(2,253)	3,304
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(11,622)	(12,735)	(31,972)	(13,375)
Decrease in Affiliate investments in partnerships	—	1,891	—	2,865
Decrease in prepaids and other current assets	4,195	2,428	4,058	7,846
(Increase) decrease in other assets	(2,144)	231	(1,897)	1,301
Increase in accounts payable, accrued liabilities and other long-term liabilities	21,873	42,495	25,699	62,851
Increase (decrease) in minority interest	12,701	13,773	648	(9,819)
Cash flow from operating activities	75,279	102,845	136,582	231,121
Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(62,375)	(3,524)	(80,766)	(20,551)
Purchase of fixed assets	(4,112)	(3,026)	(9,101)	(14,962)
Purchase of investment securities	—	(7,521)	(6,393)	(23,101)
Sale of investment securities	—	—	24,062	—
Cash flow used in investing activities	(66,487)	(14,071)	(72,198)	(58,614)
Cash flow used in financing activities:
Borrowings of senior bank debt	170,000	82,000	175,000	395,000
Repayments of senior bank debt	(30,000)	(60,000)	(35,000)	(354,500)
Issuance of junior convertible trust preferred securities	—	—	—	300,000
Repayment of debt assumed from new investment	(150,811)	—	(150,811)	—
Repurchase of senior debt	—	—	(10,000)	—
Issuance of common stock	10,232	11,376	24,257	46,824
Repurchase of common stock	(39,521)	(60,454)	(39,521)	(462,924)
Settlement of forward equity sale agreement	—	—	(14,008)	—
Issuance costs	(28)	(510)	(651)	(9,406)
Excess tax benefit from exercise of stock options	—	4,402	—	17,352
Cost of call spread option agreements	—	—	—	(13,290)
Repayments of notes payable and other liabilities	(2,201)	(2,084)	(15,486)	(7,687)
Redemptions of minority interest – Affiliate investments in partnerships	—	(1,891)	—	(2,865)
Cash flow used in financing activities	(42,329)	(27,161)	(66,220)	(91,496)
Effect of foreign exchange rate changes on cash and cash equivalents	1,424	43	794	628
Net increase (decrease) in cash and cash equivalents	(32,113)	61,656	(1,042)	81,639
Cash and cash equivalents at beginning of period	171,348	160,406	140,277	140,423
Cash and cash equivalents at end of period	$139,235	$222,062	$139,235	$222,062
Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$2,589	$2,008	$5,627	$3,143
Payables recorded for Affiliate equity purchases	767	1,651	4,243	3,153
Debt assumed from new investment	150,811	—	150,811	—
Stock issued in new investment	24,556	—	24,556	—
Stock issued for zero coupon senior convertible note conversions	1	558	6	11,425
Stock received for the exercise of stock options	200	—	800	300

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Affiliated Managers Group, Inc. (“Company” or “AMG”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Senior Debt

The components of senior debt are as follows:

	December 31, 2005	September 30, 2006
Senior revolving credit facility	$175,500	$216,000
Senior notes due 2006	65,750	65,750
	$241,250	$281,750

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

Senior Notes due 2006

In December 2001, the Company issued $230,000 of mandatory convertible securities (“2001 PRIDES”).  Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (“Senior Notes due 2006”), and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of the Company’s common stock on November 17, 2004, with the number of shares determined based upon the average trading price of the Company’s common stock for a period preceding that date.

The Company repurchased $154,250 in aggregate principal amount of the Senior Notes due 2006 and settled the forward purchase contracts in 2004.  In 2005, the Company repurchased $10,000 of the Senior Notes due 2006; the remaining $65,750 matures in November 2006 and has an interest rate of 5.406%.

3. Senior Convertible Securities

The components of senior convertible securities are as follows:

	December 31, 2005	September 30, 2006
Zero coupon senior convertible notes	$124,232	$113,246
Floating rate senior convertible securities	300,000	300,000
	$424,232	$413,246

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase and conversion of $129,196 principal amount of such notes, $121,804 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $53.28) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof.  The Company has the option to redeem the securities for cash at their accreted value.  Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture.  Subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, the Company amended the zero coupon convertible notes.  Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of September 30, 2006, upon conversion a holder of each security would receive an additional 5.163 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.  Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture.  Subject to changes in the price of the Company’s common stock, the floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6,200, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of September 30, 2006, the purchase contracts would have a settlement rate of 12.737.

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

6. Income Taxes

A summary of the provision for income taxes is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Current:
Federal	$5,807	$7,485	$19,927	$23,790
State	332	2,414	1,350	5,508
Foreign	2,623	2,269	2,623	8,114
Total Current	8,762	12,168	23,900	37,412
Deferred:
Federal	7,871	7,480	22,548	22,391
State	450	427	1,708	1,279
Foreign	(339)	(608)	(339)	(3,223)
Total Deferred	7,982	7,299	23,917	20,447
Provision for income taxes	$16,744	$19,467	$47,817	$57,859

The components of deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2005	2006
Deferred assets (liabilities):
State net operating loss carryforwards	$12,097	$13,795
Intangible asset amortization	(139,866)	(160,832)
Non-deductible intangible amortization	(27,727)	(27,880)
Deferred compensation	1,712	2,629
Convertible securities interest	(12,854)	(17,919)
Fixed asset depreciation	(1,806)	(1,924)
Deferred income	(2,271)	(2,652)
Accrued expenses	189	227
	(170,526)	(194,556)
Valuation allowance	(12,097)	(13,795)
Net deferred income taxes	$(182,623)	$(208,351)

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

At September 30, 2006, the Company had state net operating loss carryforwards that will expire over a 15 year period beginning in 2006. The valuation allowances at December 31, 2005 and September 30, 2006 are related to the uncertainty of the realization of these loss carryforwards, which realization depends upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended September 30, 2006 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Numerator:
Net Income	$28,510,000	$33,146,000	$80,305,000	$102,323,000
Interest expense on convertible securities, net of taxes	1,791,000	5,285,000	4,638,000	12,501,000
Net Income, as adjusted	$30,301,000	$38,431,000	$84,943,000	$114,824,000

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Denominator:
Average shares outstanding – basic	33,926,047	30,371,364	33,611,937	31,746,855
Effect of dilutive instruments:
Stock options	2,281,999	2,360,285	2,180,591	2,511,024
Forward equity sale agreement	—	—	118,205	—
Senior convertible securities	8,699,990	9,225,963	8,554,780	9,213,876
Mandatory convertible securities	—	442,110	—	507,576
Junior convertible trust preferred securities	—	2,000,000	—	1,318,681
Average shares outstanding – diluted	44,908,036	44,399,722	44,465,513	45,298,012

The calculation of diluted earnings per share for the three and nine months ended September 30, 2006 excludes the effect of the potential exercise of options to purchase approximately 100,000 shares.  For the three and nine months ended September 30, 2005, this calculation excludes the effect of any potential exercise of the forward purchase contract component of the mandatory convertible securities.

In April 2005, the Company net settled its forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders’ equity. Prior to the net settlement of the forward equity sale agreement, the Company was required to use the treasury stock method to measure potentially issuable shares.

As more fully discussed in Notes 3 and 5, the Company had convertible securities outstanding during the nine months ended September 30, 2005 and 2006.  These securities are convertible into shares of the Company’s common stock upon certain conditions.  The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share.  This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock.  For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

For the three and nine months ended September 30, 2006, the Company repurchased approximately 0.6 million and 4.7 million shares, respectively, of common stock under various stock repurchase programs.  The Company repurchased approximately 0.6 million shares of common stock during the three and nine months ended September 30, 2005.

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

The Company’s operating agreements generally provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. These agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such retained equity interests upon the occurrence of such events. The partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company’s approval or other restrictions.  These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2006, the aggregate amount of these payments would have totaled approximately $1,289,000. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of September 30, 2006, this amount would represent approximately $163,600 on an annualized basis.

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

As of September 30, 2006, the Company has consolidated $107,989 of client assets held in partnerships controlled by its Affiliates.  These assets are reported as “Affiliate investments in partnerships” in the consolidated balance sheet.  Substantially all of these assets, $102,530, are held by investors that are unrelated to the Company, and reported as “Minority interest in Affiliate investments in partnerships.”  For the quarter ended September 30, 2006, these partnerships reported a loss of $4,959, which is presented as “Investment (income) loss from Affiliate investments in partnerships” in the consolidated statements of income.  The portion of this loss that is attributable to investors that are unrelated to the Company, $4,334, is reported as a “Minority interest in Affiliate investments in partnerships.”  Management fees earned by the Company on these assets were $269 and $863 for the three and nine months ended September 30, 2006, respectively, and are reported within “Investment and other income.” During the three and nine month periods ended September 30, 2006, the partnerships purchased investments (principally equity securities) totaling $31,034 and $89,813, and sold investments totaling $34,252 and $93,896, respectively.

10. Related Party Transactions

The Company periodically records amounts payable to Affiliate partners in connection with the purchase of additional Affiliate equity interests. The total amount due to Affiliate partners as of September 30, 2006 was $11,503, of which $8,595 is due within one year and reported as a current liability.

The Company records notes receivable from Affiliate partners in connection with the transfer of Affiliate equity interests.  The total amount due from Affiliate partners as of September 30, 2006 was $7,410.

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

The Company adopted FAS 123R using the modified prospective transition method.  Under this method, compensation expense includes: (i) an expense for all unvested options outstanding on January 1, 2006, and (ii) an expense for all options granted subsequent to January 1, 2006. Compensation expense recognized under FAS 123R, net of tax, was $225 and $604 for the three and nine months ended September 30, 2006, respectively.  This additional compensation expense decreased basic earnings per share by $.01 and had no impact on diluted earnings per share for the three months ended September 30, 2006, and decreased basic and diluted earnings per share by $.02 for the nine months ended September 30, 2006.

The following table presents net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in the three and nine months ended September 30, 2005.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net Income—as reported	$28,510	$80,305
Add: Total stock-based employee compensation expense included in reported net income, net of tax	—	—
Less: Total stock-based employee compensation expense determined under fair value, net of tax	138	372
Net Income—FAS 123 pro forma	$28,372	$79,933

Earnings per share—basic—as reported	$0.84	$2.39
Earnings per share—basic—FAS 123 pro forma	0.84	2.38
Earnings per share—diluted—as reported	0.67	1.91
Earnings per share—diluted—FAS 123 pro forma	0.67	1.90

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

The plans are administered by a committee of the Board of Directors.  Under the plans, options generally expire seven to ten years after the grant date, and all options have been granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2006 was $18.14 and $30.34, respectively, based on the assumptions stated below.

	For the Nine Months Ended September 30,
	2005	2006
Dividend yield	0.0%	0.0%
Expected volatility(1)	18.0%	27.7%
Risk-free interest rate(2)	4.2%	4.9%
Expected life of options (in years)(3)	5.0	5.0
Forfeiture rate(3)	0.0%	0.0%

(1)              Based on the implied volatility of the Company’s common stock.

(2)              Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)              Based on historical data.

The following table summarizes the transactions of the Company’s stock option and incentive plans for the nine months ended September 30, 2006:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2006	7,808,389	$41.26	5.5
Options granted	56,250	86.74	9.6
Options exercised	(1,049,506)	34.53
Options forfeited	(82,880)	52.13
Unexercised options outstanding—September 30, 2006	6,732,253	42.55	5.0
Exercisable at September 30, 2006	6,574,744	41.81	4.9
Exercisable and free from restrictions on transfer at September 30, 2006	4,531,883	37.74	4.4

The Company generally issues treasury stock to settle stock option exercises.  The total intrinsic value of options exercised during the nine months ended September 30, 2006, was $60,183.  As of September 30, 2006, the intrinsic value of options that were vested and free from restrictions on transfer was $282,654.  As of that date, the total intrinsic value of all vested options (including those subject to restrictions on transfer) was $383,308, and the intrinsic value of unvested options was $4,200.

During the nine months ended September 30, 2006, the cash received and the actual tax benefit recognized for options exercised were $35,944 and $22,233, respectively. During the nine months ended September 30, 2006, the excess tax benefit classified as a financing cash flow was $17,352.

The Company’s Net Income for the three and nine months ended September 30, 2006 includes $357 and $959 of compensation expense, respectively, and $132 and $355 of income tax benefits, respectively, related to our equity-based compensation arrangements.  As of September 30, 2006, there was $2,929 of deferred compensation expense related to stock options, which is expected to be recognized over a weighted average period of three years.

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

Statements of Income
	For the Three Months Ended September 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$108,570	$92,708	$32,848	$234,126
Operating expenses:
Depreciation and other amortization	1,366	4,615	2,579	8,560
Other operating expenses	65,589	58,258	20,950	144,797
	66,955	62,873	23,529	153,357
Operating income	41,615	29,835	9,319	80,769

Non-operating (income) and expenses:
Income from equity method investments	(224)	(3,710)	(310)	(4,244)
Investment and other income	(1,469)	(1,095)	(153)	(2,717)
Investment (income) loss from Affiliate investments in partnerships	—	—	(214)	(214)
Interest expense	4,679	4,102	1,290	10,071
	2,986	(703)	613	2,896
Income before minority interest and income taxes	38,629	30,538	8,706	77,873
Minority interest	(14,104)	(14,177)	(4,338)	(32,619)
Income before income taxes	24,525	16,361	4,368	45,254
Income taxes	9,075	6,053	1,616	16,744
Net Income	$15,450	$10,308	$2,752	$28,510

	For the Three Months Ended September 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$124,052	$117,775	$38,613	$280,440
Operating expenses:
Depreciation and amortization	1,960	5,164	1,954	9,078
Other operating expenses	74,350	71,948	23,005	169,303
	76,310	77,112	24,959	178,381
Operating income	47,742	40,663	13,654	102,059

Non-operating (income) and expenses:
Income from equity method investments	(203)	(6,452)	(809)	(7,464)
Investment and other income	(1,460)	(895)	(1,268)	(3,623)
Investment (income) loss from Affiliate investments in partnerships	—	—	4,959	4,959
Interest expense	6,980	7,081	2,189	16,250
	5,317	(266)	5,071	10,122
Income before minority interest and income taxes	42,425	40,929	8,583	91,937
Minority interest	(17,179)	(20,176)	(6,303)	(43,658)
Minority interest in Affiliate investments in partnerships	—	—	4,334	4,334
Income before income taxes	25,246	20,753	6,614	52,613
Income taxes	9,341	7,679	2,447	19,467
Net Income	$15,905	$13,074	$4,167	$33,146

	For the Nine Months Ended September 30, 2005
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$287,120	$263,653	$93,222	$643,995
Operating expenses:
Depreciation and other amortization	2,635	13,066	7,349	23,050
Other operating expenses	172,609	158,459	58,833	389,901
	175,244	171,525	66,182	412,951
Operating income	111,876	92,128	27,040	231,044

Non-operating (income) and expenses:
Income from equity method investments	(224)	(9,714)	(311)	(10,249)
Investment and other income	(3,246)	(1,932)	(606)	(5,784)
Investment (income) loss from Affiliate investments in partnerships	—	—	(166)	(166)
Interest expense	11,712	11,524	3,446	26,682
	8,242	(122)	2,363	10,483
Income before minority interest and income taxes	103,634	92,250	24,677	220,561
Minority interest	(37,698)	(42,722)	(12,019)	(92,439)
Income before income taxes	65,936	49,528	12,658	128,122
Income taxes	24,601	18,491	4,725	47,817
Net Income	$41,335	$31,037	$7,933	$80,305

	For the Nine Months Ended September 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total

Revenue	$370,716	$356,271	$114,603	$841,590
Operating expenses:
Depreciation and amortization	5,319	15,583	6,017	26,919
Other operating expenses	225,329	209,189	69,914	504,432
	230,648	224,772	75,931	531,351
Operating income	140,068	131,499	38,672	310,239

Non-operating (income) and expenses:
Income from equity method investments	(780)	(16,710)	(2,040)	(19,530)
Investment and other income	(4,361)	(2,539)	(2,094)	(8,994)
Investment (income) loss from Affiliate investments in partnerships	—	—	3,451	3,451
Interest expense	18,301	19,051	5,482	42,834
	13,160	(198)	4,799	17,761
Income before minority interest and income taxes	126,908	131,697	33,873	292,478
Minority interest	(50,578)	(66,491)	(18,557)	(135,626)
Minority interest in Affiliate investments in partnerships	—	—	3,330	3,330
Income before income taxes	76,330	65,206	18,646	160,182
Income taxes	27,553	23,561	6,745	57,859
Net Income	$48,777	$41,645	$11,901	$102,323

Balance Sheet Information
	Mutual Fund	Institutional	High Net Worth	Total

Total assets as of December 31, 2005	$873,386	$1,106,187	$342,063	$2,321,636
Total assets as of September 30, 2006	$911,477	$1,124,377	$495,776	$2,531,630

14. Goodwill and Acquired Client Relationships

During the nine months ended September 30, 2006, the Company acquired certain interests from Affiliate management, made payments under contingent purchase arrangements and issued Affiliate equity interests to certain Affiliate employees. Most of the goodwill acquired during the nine months ended September 30, 2006 is deductible for tax purposes. During the quarter ended September 30, 2006, the Company completed its purchase price allocation for its investment in First Asset.

The following table presents the change in goodwill during the nine months ended September 30, 2006.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2005	$437,309	$445,609	$210,331	$1,093,249
Goodwill acquired, net	7,608	3,481	288	11,377
Foreign currency translation	3,724	3,637	1,299	8,660
Balance, as of September 30, 2006	$448,641	$452,727	$211,918	$1,113,286

The following table reflects the components of intangible assets of the Company’s Affiliates that are consolidated as of December 31, 2005 and September 30, 2006:

	December 31, 2005		September 30, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$336,549	$109,108	$343,154	$129,641

Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	256,251	—	256,809	—
Goodwill	1,093,249	—	1,113,286	—

For the Company’s Affiliates that are consolidated, definite-lived acquired client relationships are amortized using the straight-line method over a weighted average life of approximately 11 years.  The Company estimates that its consolidated annual amortization expense will be approximately $27,400 for the next 5 years, assuming no additional investments in new or existing Affiliates.

The definite-lived acquired client relationships attributable to the Company’s equity method investments are amortized using the straight-line method over approximately 11 years.  Amortization expense for these relationships was $2,192 and $2,332 for the three months ended September 30, 2005 and 2006, and $6,187 and $6,964 for the nine months ended September 30, 2005 and 2006.  The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $9,300 for the next five years.

During the nine months ended September 30, 2006, as a result of the issuance of Affiliate equity interests to certain Affiliate employees, the Company’s Affiliate ownership percentage in those Affiliates decreased.  Accordingly, in this period goodwill and acquired client relationships decreased by approximately $9,610.

15. Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides a comprehensive model for the accounting and disclosure of uncertain income tax return positions.  The Company will adopt FIN 48 in the first quarter of 2007 and is in the process of evaluating the effect that FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 establishes a framework for measuring fair value that applies to other accounting standards that use fair value measurements.  The Company will adopt FAS 157 in the first quarter of 2008 and is in the process of evaluating the effect that FAS 157 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”), which will become effective for the fiscal year ended December 31, 2006.  FAS 158 is not expected to have an impact on the Company’s financial statements because the Company does not utilize defined benefit plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) to provide guidance on how to assess the materiality of financial statement misstatements. SAB 108 is effective for the fiscal year ended December 31, 2006, and the Company is currently evaluating the impact SAB 108 will have on its financial statements.

16. Comprehensive Income

A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended Setpember 30,
	2005	2006	2005	2006
Net Income	$28,510	$33,146	$80,305	$102,323
Foreign currency translation adjustment	14,278	(345)	13,646	11,886
Change in net unrealized (loss) gain on investment securities	17	(10)	14	58
Change in net unrealized gain (loss) on derivative securities	708	(851)	1,801	(156)
Reclassification of unrealized gain on investment securities to realized gain	—	—	(610)	—
Comprehensive income	$43,513	$31,940	$95,156	$114,111

The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31,	September 30,
	2005	2006
Foreign currency translation adjustment	$14,913	$26,799
Unrealized (loss) gain on investment securities	(23)	35
Unrealized gain on derivative securities	1,866	1,710
Accumulated other comprehensive income	$16,756	$28,544

17. Subsequent Events

On October 25, 2006, the Company entered into a definitive agreement to acquire a majority equity interest in Chicago Equity Partners, LLC (“CEP”). CEP manages over $11.4 billion in a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles.  The firm’s client base includes over 120 institutional investors, including public funds, corporations, endowments and foundations, Taft-Hartley plan sponsors and mutual funds.  This transaction is expected to close in the fourth quarter of 2006, subject to customary transaction-related closing conditions.

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

Through our Affiliates, we manage approximately $211 billion in assets (as of September 30, 2006) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth.  We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

In July 2005, we acquired equity interests in a group of Canadian asset management firms through the acquisition of First Asset Management Inc. (“First Asset”), a privately-held Canadian asset management company.  In connection with this transaction, First Asset was renamed AMG Canada Corp. These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital, structured products and alternative strategies.

In October 2006, we announced an agreement to acquire a majority equity interest in Chicago Equity Partners, LLC (“CEP”). CEP manages over $11.4 billion in a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles.  The firm’s client base includes over 120 institutional investors, including public funds, corporations, endowments and foundations, Taft-Hartley plan sponsors and mutual funds.  This transaction is expected to close in the fourth quarter of 2006, subject to customary transaction-related closing conditions.

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

For the nine months ended September 30, 2006, approximately $195.9 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements.  Additionally, during this period we allocated approximately $135.6 million of our Affiliates’ profits to their managers (referred to on our Consolidated Statements of Income as “Minority interest”).

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes due to client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, over 30 Affiliate products, representing approximately $24 billion of assets under management, also bill on the basis of absolute or relative investment performance (“performance fees”). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms’ profits (net of intangible amortization) is reported in “Income from equity method investments,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in assets under management at these firms ($42 billion as of September 30, 2006) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

The following tables present our Affiliates’ reported assets under management by operating segment, which are also referred to as distribution channels in this Quarterly Report on Form 10-Q.

Assets under Management (1)

Statement of Changes – Quarter to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total

June 30, 2006	$54.2	$121.4	$26.7	$202.3
Net client cash flows	(1.1)	5.2	—	4.1
Investment performance	1.3	2.3	0.7	4.3
September 30, 2006	$54.4	$128.9	$27.4	$210.7

Statement of Changes – Year to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total

December 31, 2005	$50.3	$109.3	$24.7	$184.3
Net client cash flows	0.4	11.7	0.7	12.8
Investment performance	3.7	7.9	2.0	13.6
September 30, 2006	$54.4	$128.9	$27.4	$210.7

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2005	2006	% Change	2005	2006	% Change
Average assets under management(1)(2) (in billions)
Mutual Fund	$46.5	$53.7	15%	$41.0	$53.7	31%
Institutional	93.1	125.2	34%	82.9	120.2	45%
High Net Worth	22.2	27.0	22%	19.7	26.3	34%
Total	$161.8	$205.9	27%	$143.6	$200.2	39%

Revenue(2)
Mutual Fund	$108.6	$124.0	14%	$287.1	$370.7	29%
Institutional	92.7	117.8	27%	263.7	356.3	35%
High Net Worth	32.8	38.6	18%	93.2	114.6	23%
Total	$234.1	$280.4	20%	$644.0	$841.6	31%

Net Income(2)
Mutual Fund	$15.5	$15.9	3%	$41.3	$48.8	18%
Institutional	10.3	13.1	27%	31.1	41.6	34%
High Net Worth	2.7	4.1	52%	7.9	11.9	51%
Total	$28.5	$33.1	16%	$80.3	$102.3	27%

EBITDA(2)(3)
Mutual Fund	$30.6	$34.2	12%	$80.3	$100.1	25%
Institutional	27.2	35.2	29%	80.2	106.4	33%
High Net Worth	8.3	10.9	31%	23.5	30.4	29%
Total	$66.1	$80.3	21%	$184.0	$236.9	29%

(1)              Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $23.5 billion and $41.0 billion for the three months ended September 30, 2005 and 2006, respectively, and $17.1 billion and $37.4 billion for the nine months ended September 30, 2005 and 2006, respectively.

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

Our revenue increased $46.3 million (or 20%) in the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, primarily as a result of a 27% increase in average assets under management, and increased $197.6 million (or 31%) in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily as a result of a 39% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

Our revenue increased $15.4 million (or 14%) in the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, primarily as a result of a 15% increase in average assets under management, and increased $83.6 million (or 29%) in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily as a result of a 31% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows.

Institutional Distribution Channel

Our revenue increased $25.1 million (or 27%) in the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, primarily as a result of a 34% increase in average assets under management, and increased $92.6 million (or 35%) in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily as a result of a 45% increase in average assets under management.  These increases in assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate revenue or expenses of such Affiliates.

High Net Worth Distribution Channel

Our revenue increased $5.8 million (or 18%) in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005, primarily as a result of a 22% increase in average assets under management, and increased $21.4 million (or 23%) in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily as a result of a 34% increase in average assets under management.  These increases in assets under management resulted principally from our 2005 investments in new Affiliates and positive investment performance. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments in new Affiliates, as we do not consolidate the revenue or expenses of these

Affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2005	2006	% Change	2005	2006	% Change
Compensation and related expenses	$95.5	$122.8	29%	$259.5	$358.0	38%
Selling, general and administrative	44.0	40.9	-7%	115.3	129.7	12%
Amortization of intangible assets	6.5	6.8	5%	18.0	20.5	14%
Depreciation and other amortization	2.0	2.3	15%	5.1	6.4	25%
Other operating expenses	5.3	5.5	4%	15.1	16.7	11%
Total operating expenses	$153.3	$178.3	16%	$413.0	$531.3	29%

A substantial portion of our operating expenses is incurred by our Affiliates, and the majority of Affiliate expenses is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses.  Accordingly, our compensation expenses are impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and nine month periods ended September 30, 2006, approximately $71.4 million and $195.9 million (or about 58% and 55%), respectively, of our consolidated compensation expense was attributable to compensation allocated to our Affiliate managers from their respective Operating Allocations.  The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amounts of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

Compensation and related expenses increased 29% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and increased 38% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.  The increases in compensation and related expenses were primarily the result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses.  These increases were also related to decreases in administrative expenses at Affiliates with revenue sharing arrangements, which increased the portion of the Operating Allocation that was available for compensation. In addition, increases in aggregate Affiliate compensation from our 2005 investments in new Affiliates contributed to the increase ($1.9 million and $12.6 million in the three and nine month periods ended September 30, 2006, respectively).

Selling, general and administrative expenses decreased 7% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and increased 12% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.  The decrease for the three months ended September 30, 2006, was attributable to expenses reported by Affiliates in 2005 that did not recur in 2006.  The decrease in expenses from these charges was partially offset by increases in expenses that resulted from growth in assets under management at our Affiliates in the Mutual Fund distribution channel.  The increase for the nine months ended September 30, 2006 was principally attributable to increases in expenses that resulted from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, as well as increases in aggregate Affiliate expenses from our 2005 investments in new Affiliates ($7.8 million for the nine month period ended September 30, 2006).

Amortization of intangible assets increased 5% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and increased 14% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.  The increases resulted principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2005.

Depreciation and other amortization increased 15% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and increased 25% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.  The increases in depreciation and other amortization were principally attributable to our 2005 investments in new Affiliates and other spending on depreciable assets in the year ended September 30, 2006.

Other operating expenses increased 4% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and 11% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.  The increases resulted principally from increases in aggregate Affiliate expenses from our 2005 investments in new Affiliates.

Other Income Statement Data

The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2005	2006	% Change	2005	2006	% Change
Income from equity method investments	$4.2	$7.4	76%	$10.2	$19.5	91%
Investment and other income	2.7	3.6	33%	5.8	9.0	55%
Investment income (loss) from Affiliate investments in partnerships	0.2	(5.0)	-2,600%	0.2	(3.5)	-1,850%
Minority interest in Affiliate investments in partnerships	—	(4.3)	—	—	(3.3)	—
Minority interest	32.6	43.6	34%	92.4	135.6	47%
Interest expense	10.1	16.2	60%	26.7	42.8	60%
Income tax expense	16.7	19.5	17%	47.8	57.9	21%

Income from equity method investments consists of our share of income from Affiliates which are accounted for under the equity method of accounting, net of any related intangible amortization.  Income from equity method investments increased 76% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and increased 91% in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The increase for the three months ended September 30, 2006 resulted primarily from higher average assets under management at Affiliates that are accounted for under the equity method of accounting.  The increase for the nine months ended September 30, 2006 resulted from our 2005 investments in new Affiliates that are accounted for under the equity method of accounting ($5.2 million for the nine month period ended September 30, 2006) and higher assets under management at other Affiliates accounted for under such method.

Investment and other income primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on any investments (in accordance with our operating agreements, these earnings are generally allocated to our management partners and accordingly result in an increase in minority interest expense in our Consolidated Statements of Income).  Investment and other income increased 33% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, primarily as a result of earnings on investments held by Affiliates. Investment and other income increased 55% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily as a result of an increase in Affiliate investment earnings of $2.1 million, and to a lesser extent, earnings on investments held by new Affiliates of $0.8 million.

As discussed in Note 9 to the consolidated financial statements, Investment income (loss) from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships results from the consolidation of certain investment partnerships where we are the general partner and are presumed to control the partnerships although we generally own only a small percentage of the partnership interests.  For the three and nine months ended September 30, 2006, the loss from Affiliate investments in partnerships was $5.0 million and $3.5 million, respectively, of which substantially all was attributable to investors who are unrelated to us and is reported as Minority interest in Affiliate investments in partnerships.

Minority interest increased 34% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 and increased 47% in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, principally as a result of the previously discussed increase in revenue.  The increases were proportionately greater than the percentage increase in revenue primarily as a result of an increase in profitability at certain profit-based Affiliates.

Interest expense increased 60% in the three and nine month periods ended September 30, 2006, as compared to the same periods in the prior year. These increases were principally attributable to the April 2006 issuance of $300 million of junior convertible trust preferred securities ($3.9 and $7.7 million in the three and nine month periods ended September 30, 2006, respectively); increases in borrowings under our Facility ($1.3 million and $5.9 million in the three and nine month periods ended September 30, 2006, respectively) and increases in interest rates on our floating rate senior convertible securities ($0.8 million and $2.6 million in the three and nine month periods ended September 30, 2006, respectively).

Income taxes increased by 17% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and increased 21% for the nine month period ended September 30, 2006, as compared to the nine months ended September 30, 2005. These increases were principally attributable to the increase in income before taxes, and in the nine months ended September 30, 2006 were partially offset by a decrease in income taxes of $1.4 million from a reduction in Canadian federal income tax rates.

Net Income

The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2005	2006	% Change	2005	2006	% Change
Net Income	$28.5	$33.1	16%	$80.3	$102.3	27%

The increase in Net Income in the three and nine month periods ended September 30, 2006, as compared to the three and nine month periods ended September 30, 2005, resulted principally from the increases in revenue, income from equity method investments and investment and other income, partially offset by net increases in reported operating, interest, minority interest and tax expenses, as described above.

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

The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2005	2006	2005	2006
Net Income	$28.5	$33.1	$80.3	$102.3
Intangible amortization	6.5	6.9	18.0	20.5
Intangible amortization – equity method investments	2.2	2.3	6.2	7.0
Intangible-related deferred taxes	7.1	7.0	21.9	19.8
Affiliate depreciation	1.5	1.4	3.5	4.3
Cash Net Income	$45.8	$50.7	$129.9	$153.9

Cash Net Income increased 11% in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, and increased 18% for the nine month period ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,	September 30,
(dollars in millions)	2005	2006
Balance Sheet Data
Cash and cash equivalents	$140.4	$222.1
Senior revolving credit facility	175.5	216.0
Senior notes due 2006	65.8	65.8
Zero coupon senior convertible notes	124.2	113.2
Floating rate senior convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0
Junior convertible trust preferred securities	—	300.0

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
Cash Flow Data
Operating cash flow	$75.3	$102.8	$136.6	$231.1
Investing cash flow	(66.5)	(14.1)	(72.2)	(58.6)
Financing cash flow	(42.3)	(27.2)	(66.2)	(91.5)
EBITDA(1)	66.1	80.3	184.0	236.9

      (1)  The definition of EBITDA is presented in Note 3 on page 23 and below under Supplemental Liquidity Measure.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.  We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our mandatory convertible securities and junior convertible trust preferred securities and our net debt approach. At September 30, 2006, our leverage ratio was 1.5:1.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2005	2006	2005	2006
Cash flow from operations	$75.3	$102.8	$136.6	$231.1
Interest expense, net of non-cash items	8.8	14.9	23.0	38.9
Current tax provision	8.8	12.2	23.9	37.4
Income from equity method investments, net of distributions	2.2	1.3	5.9	(10.7)
Changes in assets and liabilities and other adjustments	(29.0)	(50.9)	(5.4)	(59.8)
EBITDA	$66.1	$80.3	$184.0	$236.9

We meet our cash requirements primarily through cash generated by operating activities.  Our principal uses of cash in the nine months ended September 30, 2006 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return.  At September 30, 2006, our Affiliates had invested approximately $64 million with us in this program.  These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

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

Senior Notes due 2006

In December 2001, we issued $230 million of mandatory convertible securities (“2001 PRIDES”).  Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 17, 2006 with a principal amount of $25 per note (“Senior Notes due 2006”), and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of our common stock on November 17, 2004, with the number of shares determined based upon the average trading price of our common stock for a period preceding that date.

We repurchased $154 million in aggregate principal amount of the Senior Notes due 2006 and settled the forward purchase contracts in 2004.  In 2005, we repurchased $10 million of the Senior Notes due 2006; the remaining $66 million matures in November 2006 and has an interest rate of 5.406%.

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50%

per year. Following the repurchase and conversion of $129.2 million principal amount of such notes, $121.8 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.28) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof.  We have the option to redeem the securities for cash at their accreted value.  Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, we amended the zero coupon convertible notes.  Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of September 30, 2006, upon conversion a holder of each security would receive an additional 5.163 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.  Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6.2 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of September 30, 2006, the purchase contracts would have a settlement rate of 12.737.

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

Purchases of Affiliate Equity

Our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. The agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2006, the aggregate amount of these payments would have totaled approximately $1,288.6 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers.  As of September 30, 2006, this amount would represent approximately $163.6 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration.  Affiliate management partners are also permitted to sell their equity interests to other individuals or entities, in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as the changes in our consolidated working capital.  The increase in cash flow from operations for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, resulted from the growth in revenue and earnings and increases in distributions from our equity method Affiliates that resulted from higher assets under management.

Investing Cash Flow

The net cash flow used in investing activities decreased $13.6 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, from a decrease in investments in new and existing Affiliates. This decrease was offset by $23 million of net increases in purchases of investment securities.

In October 2006, we announced an agreement to acquire a majority equity interest in CEP. The transaction is expected to close in the fourth quarter of 2006 and to be funded with borrowings under our senior revolving credit facility.

Financing Cash Flow

Net cash flows used in financing activities increased $25.3 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily as a result of $463 million of repurchases of our common stock, a use of cash that was financed by our $300 million issuance of junior convertible trust preferred securities.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006:

		Payments Due
Contractual Obligations	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
(dollars in millions)
Senior debt	$282.2	$66.2	$—	$216.0	$—
Senior convertible securities	429.4	1.3	6.3	—	421.8
Mandatory convertible securities(1)	352.3	5.0	33.3	314.0	—
Junior convertible trust preferred securities(1)	752.0	3.8	30.6	30.6	687.0
Purchases of Affiliate equity(2)	1,288.6	13.7	527.6	196.4	550.9
Leases	113.9	4.9	35.0	31.3	42.7
Other liabilities(3)	11.5	2.3	9.2	—	—
Total	$3,229.9	$97.2	$642.0	$788.3	$1,702.4

(1)                As more fully discussed on page 27, consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)                Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock.  Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of September 30, 2006, the aggregate purchase amount would have totaled approximately $1,288.6 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $163.6 million on an annualized basis as of

September 30, 2006.

(3)              Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 10 to the Consolidated Financial Statements).

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides a comprehensive model for the accounting and disclosure of uncertain income tax return positions.  We will adopt FIN 48 in the first quarter of 2007 and are in the process of evaluating the effect that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.  157, “Fair Value Measurements” (“FAS 157”).  FAS 157 establishes a framework for measuring fair value that applies to other accounting standards that use fair value measurements.  We will adopt FAS 157 in the first quarter of 2008 and are in the process of evaluating the effect that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”), which will become effective for our fiscal year ended December 31, 2006.  FAS 158 is not expected to have an impact on our financial statements, because we do not utilize defined benefit plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) to provide guidance on how to assess the materiality of financial statement misstatements. SAB 108 is effective for our fiscal year ended December 31, 2006, and we are currently evaluating the impact SAB 108 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2006.  Please refer to Item 7A in our 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

Given the growth in our business, we implemented a new financial consolidation system to improve the efficiency and effectiveness of our reporting process during the quarter covered by this Quarterly Report on Form 10-Q. Management has concluded that there was no change in our internal control over financial reporting that occurred during this quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs (1)(2)
July 1 - 31, 2006	167,500	$86.51	167,500	2,084,511
August 1 - 31, 2006	258,500	$91.52	426,000	1,826,011
September 1 - 30, 2006	215,700	$95.07	641,700	1,610,311
Total	641,700	$91.41	641,700

(1)          In March 2006, our Board of Directors established share repurchase programs permitting us to repurchase a total of 4.0 million shares of our common stock, including a 3.0 million share repurchase program in connection with our issuance of junior convertible trust preferred securities in April 2006.

(2)          In July 2006, our Board of Directors established a share repurchase program permitting us to repurchase approximately 1.6 million shares of our common stock.  From October 1, 2006 through November 3, 2006, we repurchased approximately 0.2 million shares of common stock; as of November 3, 2006, there were approximately 1.4 million shares available for repurchase under our share repurchase programs.

Item 6. Exhibits

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affiliated Managers Group, Inc. (Registrant)

November 9, 2006
/s/ Darrell W. Crate
Darrell W. Crate
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Affiliated Managers Group, Inc. Deferred Compensation Plan (previously attached as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 7, 2006, Commission File No. 1-13459, and incorporated by reference herein).

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