Form 10-K
period 2006-12-31
AFFILIATED MANAGERS GROUP INC
filed 2007-03-01
CIK 1004434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a Large Accelerated Filer,  an Accelerated Filer, or a Non-Accelerated Filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $86.89 on that date on the New York Stock Exchange, was $2,617,236,368. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the Registrant’s common stock are affiliates. There were 29,947,144 shares of the Registrant’s common stock outstanding on February 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 31, 2007 are incorporated by reference into Part III.

FORM 10-K
TABLE OF CONTENTS

i

PART I

Item 1.                        Business

Overview

We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our “Affiliates”). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates’ businesses and growth prospects.

In our investments in Affiliates, we typically hold a majority equity interest in each firm, with the remaining equity interests retained by the management of the Affiliate. Our investment approach addresses the succession and ownership transition issues facing the founders and principal owners of many mid-sized investment management firms by allowing them to preserve their firm’s entrepreneurial culture and independence and to continue to participate in their firm’s success. In particular, our structures are designed to:

•       maintain and enhance Affiliate managers’ equity incentives in their firms;

•       preserve each Affiliate’s distinct culture and investment focus; and

•       provide Affiliates with the ability to realize the benefits of scale economies in distribution, operations, compliance and technology.

Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale. We assist our Affiliates by offering strategic support, broadening distribution in the United States and internationally, developing new products and providing enhanced operational capabilities.

We believe that substantial opportunities to make investments in high-quality mid-sized investment management firms will continue to arise as their founders approach retirement age and begin to plan for succession. Our management identifies select firms based on our thorough understanding of the asset management industry, and has developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture of commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels. We also anticipate that we will have significant additional investment opportunities across the investment management industry in the United States and internationally, including the potential for additional investments in alternative asset management firms, as well as subsidiaries, divisions and other investment teams or products.

Investment Management Operations

Through our Affiliates, we manage approximately $241.1 billion in assets (as of December 31, 2006) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

A summary of selected financial data attributable to our operations follows:

	2004	2005	2006
(in millions, except as noted)
Assets under Management (in billions)(1)
Mutual Fund	$33.9	$50.3	$58.2
Institutional	76.1	109.3	154.7
High Net Worth	19.8	24.7	28.2
Total	$129.8	$184.3	$241.1
Revenue(2)
Mutual Fund	$261.9	$400.9	$501.7
Institutional	262.3	385.7	514.8
High Net Worth	135.8	129.9	153.9
Total	$660.0	$916.5	$1,170.4
Net Income(3)
Mutual Fund	$37.8	$56.8	$68.0
Institutional	26.9	51.3	65.8
High Net Worth	12.4	11.0	17.5
Total	$77.1	$119.1	$151.3
EBITDA(3)(4)
Mutual Fund	$78.7	$110.3	$138.2
Institutional	71.5	125.2	162.3
High Net Worth	36.2	32.0	41.6
Total	$186.4	$267.5	$342.1

(1)           Balances as of December 31.

(2)           In 2004, 2005 and 2006, revenue attributable to clients domiciled outside the U.S. was approximately 6%, 13% and 15%, respectively.

(3)           Note 23 to the Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results.

(4)           EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. EBITDA is not a measure of liquidity under generally accepted accounting principles and should not be considered an alternative to cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

In December 2006, we acquired a majority equity interest in Chicago Equity Partners, LLC, a firm that manages a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles. Chicago Equity Partners’ client base includes over 120 institutional investors, including public funds, corporations, endowments and foundations, Taft-Hartley plan sponsors and mutual fund advisors.

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

Our largest mutual funds in this distribution channel are the:

•       Tweedy, Browne Global Value and Value Funds, managed by Tweedy, Browne Company LLC (“Tweedy, Browne”), a New York-based investment advisor that employs a value-oriented investment approach advocated by Benjamin Graham to invest in global and domestic securities;

•       Third Avenue Value Funds, including the Third Avenue Value, Real Estate Value, Small Cap Value and International Value Funds, which are managed by Third Avenue Management LLC (“Third Avenue”), a New York-based investment advisor that employs a deep value approach to investing in equities, real estate and corporate debt securities;

•       Brandywine, Brandywine Blue and Brandywine Advisors Funds, which are managed by Friess Associates, LLC (“Friess Associates”), a Delaware and Wyoming-based investment advisor that invests in growth equities through an intensive, bottom up research process; and

•       Managers Funds and Managers AMG Funds, a complex of 32 funds for which Managers Investment Group LLC (“Managers”) serves as the manager of managers, employing a search, selection and monitoring process to identify sub-advisors for the Managers Funds, and through Managers AMG Funds offering retail investors access to Affiliates’ investment management services otherwise available only through Institutional separate accounts.

Utilizing Managers’ distribution, sales and client service capabilities, Affiliates are provided access to the Mutual Fund distribution channel. Managers offers Affiliates a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms. Within this distribution channel, Managers is presently distributing over 40 mutual funds, including funds managed by nine Affiliates.

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

Our institutional investment products are distributed by over 50 sales and marketing professionals at our Affiliates who develop new institutional business through direct sales efforts and established relationships with pension consultants. In 2006, we continued to work with our Affiliates in executing and enhancing their marketing and client service initiatives. Our efforts are designed to ensure that our Affiliates’ products and services successfully address the specialized needs of their clients and are responsive to the evolving demands of the marketplace and provide our Affiliates with resources to improve sales and marketing materials, network with the pension consultant and plan sponsor communities, and further expand and establish new distribution alternatives. In December 2006, we expanded our product offerings in the Institutional distribution channel through our investment in Chicago Equity Partners.

In February 2007, we opened an office in Sydney, Australia. Through this platform, we will provide institutional investors in Australia and New Zealand a single point of contact to access a broad range of investment products offered by our Affiliates. The diverse products available will include quantitative strategies focused on both U.S. and global equities, as well as global, international and U.S. value equity, real estate, and distressed and other special situations. As of December 31, 2006, our Affiliates managed $5.8 billion for clients in Australia and New Zealand.

High Net Worth Distribution Channel

The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group generally consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, which are generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 90 managed account programs.

We have undertaken several initiatives to provide our Affiliates with enhanced managed account distribution and administration capabilities. Within our High Net Worth distribution channel, Managers is presently distributing over 40 investment products managed by 8 Affiliates. Managers distributes single and multi-manager separate account products and mutual funds through brokerage firms.

Our Structure and Relationship with Affiliates

We operate our business through our Affiliates in three principal distribution channels, maintaining each Affiliate’s distinct entrepreneurial culture and independence through our investment structure. In each case, our Affiliates are organized as separate firms, and their operating or shareholder agreements are tailored to provide appropriate incentives for our Affiliate management owners and to address the particular characteristics of that Affiliate while enabling us to protect our interests.

We generally have revenue sharing arrangements with our Affiliates. Under these arrangements, a percentage of revenue is customarily allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the “Operating Allocation.” The portion of the Affiliate’s revenue that is allocated to the owners of that Affiliate (including us) is called the “Owners’ Allocation.” Each Affiliate allocates its Owners’ Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. Where we hold a minority equity interest, our revenue sharing arrangement generally allocates a percentage of the revenue to us, with the balance to be used to pay operating expenses and profit distributions to the Affiliate management owners.

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

An Affiliate’s managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners’ Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation). If actual operating expenses are less than an Affiliate’s Operating Allocation, the profits allocated to the managers will increase. These profits are referred to as “Minority Interest” on our Consolidated Statements of Income.

An Affiliate’s Operating Allocation is structured to cover its operating expenses. However, should actual operating expenses exceed the Operating Allocation, our contractual share of cash under the Owners’ Allocation generally has priority over the allocations and distributions to the Affiliate’s managers. As a result, the excess expenses first reduce the portion of the Owners’ Allocation allocated to the Affiliate’s managers until that portion is eliminated, before reducing the portion allocated to us. Any such reduction in our portion of the Owners’ Allocation is required to be paid back to us out of the portion of future Owners’ Allocation allocated to the Affiliate’s managers. Nevertheless, we may agree to adjustments to revenue sharing arrangements to accommodate our business needs or those of our Affiliates if we believe that doing so will maximize the long-term benefits to us. In addition, a revenue sharing arrangement may be modified to a profit-based arrangement to better accommodate our business needs or those of our Affiliates.

Certain of our Affiliates operate under profit-based arrangements through which we receive a share of profits as cash flow. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we participate in a budgeting process and generally provide incentives to management through compensation arrangements based on the performance of the Affiliate. In recent periods, approximately 15% of our earnings have been generated through our profit-based arrangements.

Our Purchase of Additional Interests in Our Existing Affiliates

In our investment structures, the management team at each Affiliate holds an equity interest in that Affiliate. We consider this a key way that we provide our Affiliates’ managers with incentives to grow their firms as well as align their interests with ours. Our Affiliate operating agreements generally provide our Affiliate managers conditional rights (“put rights”) that enable them to sell their retained equity interests to us at certain future intervals. In this way, an Affiliate’s managers can realize a portion of the equity value that they have created in their firm. In addition, operating agreements of our Affiliates generally provide us conditional rights (“call rights”) that enable us to require Affiliate managers to sell their retained equity interests at certain intervals and upon their death, permanent incapacity or termination of employment. The operating agreements also generally provide Affiliate managers the conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. The purchase price for these transactions is generally based on a multiple of the Affiliate’s Owners’ Allocation at the time the right is exercised, which is intended to represent the fair value of the equity. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. With our approval, Affiliate managers are also able to sell their equity interests to other individuals or entities. Underlying these provisions is our basic philosophy that the managers of each Affiliate should maintain an ownership level in that Affiliate within a range that offers them sufficient incentives to grow and improve their business to create equity value for themselves or their estates. Where we hold a minority equity interest, the management teams do not have the put rights described above, and we do not have call rights.

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

In most cases, the put rights do not become exercisable for a period of several years from the date of our investment in an Affiliate. Once exercisable, the put rights generally are limited in the aggregate to a percentage of a manager’s ownership interest. The most common formulation among the Affiliates is that a manager’s put rights:

•       do not commence until five years after the date of our initial investment or the date the Affiliate manager purchased his or her interest in the Affiliate, whichever is later;

•       are limited, in the aggregate, to 50% of his or her equity interests in the Affiliate; and

•       are limited, in any 12-month period, to 10% of the greatest amount of equity interest he or she held in the Affiliate.

In addition, the operating agreements of the Affiliates often contain a limitation on the maximum amount that management of any Affiliate may require us to purchase pursuant to their put rights in any 12-month period. Our estimate of the potential magnitude of such purchases are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Diversification of Assets under Management

The following table provides information regarding the composition of our assets under management as of December 31, 2006.

	Assets under Management	Percentage of Total
	(in billions)
Distribution Channel:
Mutual Fund	$58.2	24%
Institutional	154.7	64%
High Net Worth	28.2	12%
	$241.1	100%
Asset Class:
Equity	$169.1	70%
Alternative	38.7	16%
Fixed Income and other	33.3	14%
	$241.1	100%
Geography(1):
Domestic	$95.7	40%
Global/International	69.3	29%
Emerging Markets and other	76.1	31%
	$241.1	100%

(1)           The geography of a particular investment product describes the general location of its investment holdings.

Industry

Global Asset Management Industry

The asset management industry has been a key driver of growth in financial services over the last decade. According to the most recent available data, assets under management across all distribution channels globally total approximately $49.6 trillion, of which $24.7 trillion is managed in the United States. We believe prospects for overall industry growth (which has compounded at an annual rate of 9% globally over the past five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across each of the principal distribution channels for our Affiliates’ products.

U.S. Asset Management Industry

In the Mutual Fund distribution channel, according to a 2006 industry report, more than 96 million individuals in almost 55 million households in the United States are invested in mutual funds. In 2006, net cash flows to equity mutual funds totaled over $232 billion, and aggregate mutual fund assets totaled $9.9 trillion at the end of 2006. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

Assets in the Institutional distribution channel in the United States are primarily in retirement plans, including both defined benefit and defined contribution plans, endowments and foundations, and totaled approximately $8.9 trillion as of June 30, 2006. Although the majority of Institutional assets are in equities (estimated to be 60% in 2005), allocations to alternative investments have continued to increase. According to a recent study of institutional investors, allocations of institutional assets to hedge funds (a core component of alternative investments) have grown from 2.5% of assets in 2001 to 7.7 % in 2005, and are expected to increase to 9.1% by 2007. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel high net worth families and individuals (those having at least $1 million in investable assets) in the United States had aggregate assets of $10.2 trillion at the end of 2005; industry experts expect assets in this segment of the channel to grow to $14.5 trillion by the end of 2010. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $805.8 billion at the end of 2006 (a nearly 25% increase over year end 2005) and are expected to reach $1.5 trillion by 2011.

Investment Advisors

AMG’s target investment universe includes over 1,800 investment management firms located in the United States and internationally and we have established relationships with approximately 800 of these firms. We believe that, in the coming years, a substantial number of investment opportunities will arise as the founders of such firms approach retirement age and begin to plan for succession. We also anticipate that we will have significant additional investment opportunities across the investment management industry, including the potential for additional investments in alternative asset management firms, as well as subsidiaries, divisions or other investment teams or products. We believe that we are well positioned to take advantage of these investment opportunities because we have a management team with substantial industry experience and expertise in structuring and negotiating transactions, an institutionalized process for identifying and cultivating investment prospects and well-established relationships both with key target prospective Affiliates and the investment banking firms that cover the industry.

Competition

In each of our three principal distribution channels, we and our Affiliates compete with a large number of domestic and foreign investment management firms, including public and private companies, subsidiaries of commercial and investment banks and insurance companies. In comparison to us and our Affiliates, these firms generally have greater resources and assets under management, and many offer an even broader array of investment products and services than our Affiliates. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry by new investment management firms, especially in the Institutional distribution channel. We believe that the most important factors affecting our ability to compete for clients in our three principal distribution channels are the:

•       abilities, performance records and reputation of the Affiliates and their management teams;

•       products offered;

•       management fees charged;

•       level of client service offered; and

•       development and marketing of new investment strategies.

The relative importance of each of these factors can vary depending on the distribution channel and the type of investment management service involved, as well as general market factors. Each Affiliate’s ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks or peer groups, or if key personnel leave the Affiliate. The ability of each Affiliate to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under then-prevailing market conditions.

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

Government Regulation

Our Affiliates’ businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and various non-U.S. regulatory authorities. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations. Regulatory authorities may also conduct examinations of our Affiliates’ operations and any determination that our Affiliates have failed to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of an Affiliate’s business activities or registration as an investment advisor, commodity trading advisor or broker/dealer.

Regulation in the United States

Each of our U.S. Affiliates and three of our Affiliates domiciled outside of the U.S. are registered as investment advisors with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and are subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisors to comply with numerous obligations, including implementation of compliance policies and procedures, record keeping requirements, operational procedures and disclosure obligations. Moreover, many of our Affiliates act as advisors or sub-advisors to mutual funds, which are registered as investment companies with the U.S. Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”).

The Investment Advisers Act and the 1940 Act provide that each investment management contract under which our Affiliates manage assets for other parties either terminates automatically if assigned, or states that it is not assignable without consent. In general, the term “assignment” includes not only direct assignments, but also indirect assignments which may be deemed to occur upon the direct or indirect transfer of a “controlling block” of our voting securities or the voting securities of one of our Affiliates. The 1940 Act further provides that all investment contracts with mutual fund clients are subject to annual approval by the fund’s board of directors, and may be terminated by such clients, without penalty, upon no later than 60 days notice.

Certain of our Affiliates are also subject to regulation under various other federal laws, as well as the securities and fiduciary laws of various states, and certain self regulatory organizations, depending on the nature of business activities.

Regulation Outside the United States

Several of our affiliated investment management firms are also subject to the laws of other non-U.S. jurisdictions and non-U.S. regulatory agencies. For example, each of our Canadian Affiliates, and several of our U.S. domiciled Affiliates, are registered with one or more provincial securities regulatory authorities in Canada as investment counsel and portfolio manager or its equivalent. Each Canadian province has securities legislation and regulation that govern the sale of securities, record keeping, registration and enforcement. Covington Capital Corporation is a manager of Labour Sponsored Investment Funds (“LSIF”). LSIFs are regulated in Ontario by the Ministry of Finance, and may also be registered under the Community Small Business Investment Funds Act (Ontario). Investors in LSIFs receive tax credits from the federal and provincial governments. In 2005, the Ontario government announced plans to eliminate the tax credit for LSIF investors in 2011. Genesis Fund Managers, LLP operates out of Guernsey, Channel Islands and is regulated by the Guernsey Financial Services Commission (“GFSC”) and registered with the Bermuda Monetary Authority. Genesis Asset Managers, LLP, also operating out of Guernsey, is regulated by the GFSC and its affiliate, Genesis Investment Management, LLP, which is based in London, is regulated by the Financial Services Authority of the United Kingdom. Some of our other affiliated investment management firms are subject to regulation by non-U.S. regulatory agencies or serve as investment advisors to funds which are organized under non-U.S. jurisdictions.

Our officers, directors and employees and the officers and employees of each of the Affiliates may own securities that are also owned by one or more of the Affiliates’ clients. We and each Affiliate have internal policies with respect to individual investments that require reports of certain securities transactions and restrict certain transactions so as to minimize possible conflicts of interest.

Employees and Corporate Organization

As of December 31, 2006, we employed approximately 75 persons and our Affiliates employed approximately 1,200 persons, the substantial majority of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

Corporate Liability and Insurance

Our Affiliates’ operations entail the inherent risk of liability related to litigation from clients and actions taken by regulatory agencies. In addition, we face liability both directly as a control person of our Affiliates, and indirectly as a general partner or manager member of certain of our Affiliates. To protect our overall operations from such liability, we maintain errors and omissions and general liability insurance in amounts which we and our Affiliates consider appropriate. There can be no assurance, however, that a claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide coverage, or that such coverage will continue to be available with sufficient limits or at a reasonable cost. A judgment against one of our Affiliates in excess of available coverage could have a material adverse effect on us.

Our Web Site

Our web site is www.amg.com. It provides information about us, as well as a link in the “Investor Information” section of our web site to another web site where you can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

We face a variety of risk factors that are substantial and inherent in our business, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our business.

Our financial results depend on equity market returns and the investment performance of our Affiliates.

The investment management contracts of our Affiliates typically provide for payment based on the market value of assets under management, and payments will be adversely affected by declines in the equity markets. In addition, certain of our Affiliates’ investment management contracts include fees based on investment performance relative to a specified benchmark and, as such, are directly dependent upon investment results which may vary substantially from year to year. Unfavorable market performance, fluctuations in the prices of specific securities, asset withdrawals or other changes in the investment patterns of our Affiliates’ clients may reduce our Affiliates’ assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our consolidated results of operations and financial condition.

Our growth strategy depends upon continued growth from our existing Affiliates or upon our making new investments in mid-sized investment management firms.

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

Our Affiliates’ businesses are highly regulated.

Many aspects of our Affiliates’ businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. We cannot ensure that our Affiliates will fulfill all applicable regulatory requirements. If we or any of our Affiliates were to be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and financial condition even if we (or our Affiliates) were found not to have committed any violation of the securities laws or other misconduct. The failure of any Affiliate to satisfy regulatory requirements could subject that Affiliate to sanctions that might materially impact the Affiliate’s business and our business. Moreover, any changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, could have a material adverse impact on our profitability and mode of operations.

Our Affiliates’ international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

Some of our Affiliates operate offices or advise clients outside of the United States, and several affiliated investment management firms, are based outside the United States. Accordingly, we and our current and any prospective affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

Our Affiliates’ autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by them.

Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, we generally are not directly involved in managing our Affiliates’ day-to-day activities, including investment management policies and procedures, fee levels, marketing and product development, client relationships, employment and compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates.

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

Because we are a holding company, we receive cash distributions from our Affiliates. An Affiliate’s payment of distributions to us may be subject to claims by the Affiliate’s creditors and to limitations applicable to the Affiliate under federal and state laws, including securities and bankruptcy laws, and any applicable non-U.S. laws. Additionally, an Affiliate may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee that we will always receive these distributions from our Affiliates. The failure to receive the distributions to which we are entitled under our agreements with our Affiliates would adversely affect us, and may affect our ability to make payments on our obligations.

Our right to receive any assets of our Affiliates or subsidiaries upon their liquidation or reorganization, and thus the right of the holders of securities issued by us to participate in those assets, typically would be subordinated to the claims of that entity’s creditors. In addition, even if we were a creditor of any of our Affiliates or subsidiaries, our rights as a creditor would be subordinate to any security interest and indebtedness that is senior to us.

The agreed-upon expense allocation under our revenue sharing arrangements with our Affiliates may not be large enough to pay for all of the respective Affiliate’s operating expenses.

Our Affiliates have generally entered into agreements with us under which they have agreed to pay us a specified percentage of their respective gross revenue, while retaining a percentage of revenue for use in paying that Affiliate’s operating expenses. We may not anticipate and reflect in those agreements possible changes in the revenue and expense base of any Affiliate, and the agreed-upon expense allocation may not be large enough to pay for all of an Affiliate’s operating expenses. We may elect to defer the receipt of our share of an Affiliate’s revenue to permit the Affiliate to fund such operating expenses, or we may restructure our relationship with an Affiliate with the aim of maximizing the long-term benefits to us, but we cannot be certain that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship might have an adverse effect on our near-term or long-term profitability and financial condition.

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

The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities that are convertible into shares of our common stock either upon the occurrence of certain events or, in the case of our mandatory convertible securities, upon the passage of time. The number of shares of our common stock to be issued will primarily be determined by the price of our common stock at the time of conversion or settlement of an underlying forward purchase contract. Upon the conversion of the securities, and especially if we were required to issue the maximum number of shares of common stock issuable under our outstanding convertible securities, a significant number of additional shares of our common stock would be sold in the public market. As of December 31, 2006, if the aggregate number of shares issuable under the convertible securities were issued, an additional 15.1 million shares of our common stock would be outstanding. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Also, as of December 31, 2006, options to purchase 6.4 million shares of our common stock were exercisable, although 1.2 million of the shares that may be purchased pursuant to such exercises would be subject to restrictions on transferability for specified periods. Consequently, any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

The failure to consummate announced investments in new investment management firms could have an adverse effect on our operating results and financial condition.

Consummation of our acquisition transactions is generally subject to a number of closing conditions, contingencies and approvals, including but not limited to obtaining certain consents of the investment management firms’ clients. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock to the extent that the then-current market price reflects a market assumption that we will complete the announced transaction. In addition, the fact that a transaction did not close after we announced it publicly may negatively affect our ability and prospects to consummate transactions in the future. Finally, we must pay costs related to these transactions, including legal and accounting fees, even if the transactions are not completed, which may have an adverse effect on our results of operations and financial condition.

We expect that we will need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.

While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms will require additional capital. We may also need to repurchase some or all of our outstanding zero coupon senior convertible notes and floating rate senior convertible securities on various dates, the next of which is in February 2008, and we have obligations to purchase additional equity in existing Affiliates, which obligations will be triggered from time to time. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. These financing activities could increase our interest expense, decrease our net income and dilute the interests of our existing stockholders. Moreover, we may not be able to obtain such financing on acceptable terms, if at all.

Repurchase Obligations under Zero Coupon Senior Convertible Notes and under Floating Rate Convertible Senior Debentures.   In May 2001, we issued $251 million aggregate principal amount at maturity of zero coupon senior convertible notes due 2021. Following the repurchase and conversion of $129.2 million principal amount of such notes, $121.8 million principal amount at maturity of zero coupon convertible notes remains outstanding. In May 2011 and 2016, the remaining holders may require us to repurchase all or a portion of the outstanding zero coupon senior convertible notes at their accreted value.

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

Senior Revolving Credit Facility.   We entered into an amended and restated senior revolving credit facility in February 2007, which allows us to borrow up to $650 million. Subject to the agreement of the lenders to increase their commitments, we have the option to borrow up to an aggregate of $800 million under this facility. We have used our credit facility in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, refinance other indebtedness, repurchase stock and fund working capital. As of December 31, 2006, we had $365.5 million outstanding under our prior credit facility.

Our credit facility will mature in February 2012. While we intend to obtain a new credit facility prior to that time, we may not be able to obtain financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our net income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above. We may borrow under our credit facility only if we continue to meet certain financial tests, including interest and leverage ratios. In addition, our credit facility contains provisions for the benefit of our lenders that restrict the manner in which we can conduct our business, that may adversely affect our ability to make investments in new and existing Affiliates and that may have an adverse impact on the interests of our stockholders. Because indebtedness under our credit facility bears interest at variable rates, in the event we have indebtedness outstanding under our credit facility, increases in interest rates may increase our interest expense, which could adversely affect our cash flow, our ability to meet our debt service obligations and our ability to fund future investments. Although from time to time we are party to interest rate hedging contracts designed to offset a portion of our exposure to interest rate fluctuations, we cannot be certain that this strategy will be effective.

Purchase of Additional Equity in Our Affiliates.   Most of our agreements provide Affiliate managers a conditional right that enables them to require us to purchase additional ownership interests in our

Affiliates in certain circumstances and from time to time. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. In connection with these purchases, we may face the financing risks described above.

We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations and financial position.

At December 31, 2006, our total assets were approximately $2.7 billion, of which approximately $1.7 billion were intangible assets, and approximately $300 million were equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. Acquired client relationships with definite lives are being amortized, or written off, over a weighted average period of 12 years. If we were to record an intangible impairment charge, our results of operations and financial position could be adversely affected.

We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.

We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities for us. We do not have employment agreements with our officers, although each of them has a significant equity interest, including stock options.

In addition, our Affiliates depend heavily on the services of key principals, who in many cases have managed their firms for many years. These principals often are primarily responsible for their firm’s investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation agreements and employment agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with their firms. Moreover, since certain Affiliates contribute significantly to our revenue, the loss of key management personnel at these Affiliates could have a disproportionate adverse impact on our business.

The loss of key management personnel or an inability to attract, retain and motivate sufficient numbers of qualified management personnel may adversely affect our business and our Affiliates’ businesses. The market for investment managers is extremely competitive and is increasingly characterized by the frequent movement of investment managers among different firms. In addition, since individual investment managers at our Affiliates often maintain a strong, personal relationship with their clients that is based on their clients’ trust in the manager, the departure of a manager could cause the Affiliate to lose client accounts, which could have a material adverse effect on the results of operations and financial condition of both the Affiliate and us.

Our Affiliates’ investment management contracts are subject to termination on short notice.

Our Affiliates derive almost all of their revenue from their clients based upon their investment management contracts with those clients. These contracts are typically terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or to attract new clients. If our Affiliates’ clients withdraw a substantial amount of funds, it is likely to harm our results.

Our industry is highly competitive.

Through our Affiliates, we compete with a broad range of investment managers, including public and private investment advisors, firms associated with securities broker/dealers, financial institutions, insurance companies and other entities that serve our three principal distribution channels, many of whom have greater resources. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates’ ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates’ products, investment performance and client-servicing capabilities, and the marketing and distribution of their investment products. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates also compete with each other for clients.

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

Item 1B.               Unresolved Staff Comments

There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Act of 1934, as amended.

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2005 for the periods indicated.

	High	Low
2005
First Quarter	$68.09	$59.82
Second Quarter	69.30	57.08
Third Quarter	74.84	68.40
Fourth Quarter	83.20	68.60
2006
First Quarter	$108.58	$79.58
Second Quarter	107.46	81.56
Third Quarter	101.81	84.00
Fourth Quarter	105.97	92.09

The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on February 22, 2007 was $117.41. As of February 22, 2007, there were 35 stockholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – 31, 2006	—	$—	—	1,610,311
November 1 – 30, 2006	570,400	$101.04	570,400	1,039,911
December 1 – 31, 2006	244,500	$104.05	814,900	795,411
Total	814,900	$101.94	814,900	795,411

(1)           Notes 17 and 24 to the Consolidated Financial Statements provide additional detail with respect to our share repurchase programs.

(2)           On February 23, 2007, our Board of Directors authorized a new share repurchase program permitting us to repurchase 3.0 million shares of our common stock. As of February 23, 2007, there were 3.2 million shares that could be purchased under our share repurchase programs.

Item 6.                        Selected Financial Data

Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except as indicated and per share data)
Statement of Income Data
Revenue	$482,536	$495,029	$659,997	$916,492	$1,170,353
Net Income	55,942	60,528	77,147	119,069	151,277
Earnings per share—diluted	1.52	1.57	2.02	2.81	3.74
Average shares outstanding—diluted	38,241	40,113	39,645	44,690	45,159
Other Financial Data
Assets under Management (at period end, in millions)	$70,809	$91,524	$129,802	$184,310	$241,140
Cash Flow from (used in):
Operating activities	$127,300	$116,515	$177,886	$204,078	$301,003
Investing activities	(138,917)	(73,882)	(478,266)	(82,029)	(165,079)
Financing activities	(34,152)	153,697	215,243	(122,267)	(75,082)
EBITDA(1)	138,831	147,215	186,434	267,463	342,118
Cash Net Income(2)	99,552	104,944	126,475	186,103	222,454
Balance Sheet Data
Total assets(3)	$1,242,994	$1,519,205	$1,933,421	$2,321,636	$2,665,920
Intangible assets(3)	1,113,064	1,116,036	1,328,976	1,576,941	1,679,293
Equity investments in Affiliates(4)	—	—	252,597	301,476	293,440
Affiliate investments in partnerships(5)	1,034	2,303	4,594	5,079	108,350
Minority interest in Affiliate investments in partnerships(5)	—	—	—	—	104,096
Senior debt(6)	—	—	126,750	241,250	365,500
Senior convertible debt(7)	229,023	423,340	423,958	424,232	413,358
Mandatory convertible securities	230,000	230,000	300,000	300,000	300,000
Junior convertible trust preferred securities	—	—	—	—	300,000
Other long-term obligations(8)	87,860	108,851	155,565	202,772	229,793
Stockholders’ equity	571,861	614,769	707,692	817,381	499,222

       (1) The definition of EBITDA is presented in Note 4 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

       (2) Cash Net Income is defined as Net Income plus amortization and deferred taxes related to intangible assets plus Affiliate depreciation. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of interests in our affiliated investment management firms. Cash Net Income is not a measure of financial performance under generally accepted accounting principles and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net

Income, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2003, in connection with our issuance of convertible securities, we modified this definition to clarify that deferred taxes relating to convertible securities and certain depreciation are not added back for the calculation of Cash Net Income. If we had used our current definition for 2002, Cash Net Income would have been $97.6 million.

       (3) Intangible and total assets have increased as we have made new or additional investments in affiliated investment management firms.

       (4) In 2004 and 2005, we acquired minority interests in certain Affiliates that are accounted for under the equity method of accounting. This balance consists primarily of intangible assets associated with these investments.

       (5) In 2006, we implemented Emerging Issues Task Force Issue 04-05, “EITF 04-05” (see Note 1 to the Consolidated Financial Statements). In accordance with EITF 04-05, we have consolidated $108,350 of client assets held in partnerships controlled by its Affiliates. These assets are reported as “Affiliate investments in partnerships;” substantially all of these assets, $104,096, are held by investors that are unrelated to us, and are reported as “Minority interest in Affiliate investments in partnerships.”

       (6) Senior debt consists of  outstanding borrowings under our senior revolving credit facility and, until November 2006, our Senior Notes due 2006. As further discussed in Note 24 to the Consolidated Financial Statements, we entered into an amended and restated credit facility in February 2007.

       (7) Senior convertible debt consists of our zero coupon senior convertible notes, and beginning in 2003, our floating rate senior convertible securities.

       (8) Other long-term obligations consist principally of deferred income taxes, payables to related parties and the contract adjustment payment liability of our 2004 mandatory convertible securities.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Annual Report on Form 10-K and in our other filings with the United States Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “may,” “intends,” “believes,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

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

•       we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•       those certain other factors discussed under the caption “Risk Factors.”

These factors (as well as those discussed above under “Risk Factors”) could affect our financial performance and cause actual results to differ materially from historical earnings and those presently anticipated and projected. We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Overview

We are an asset management company with equity investments in a diverse group of mid-sized investment management firms (our “Affiliates”). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in mid-sized investment management firms and strategic transactions and relationships designed to enhance our Affiliates’ businesses and growth prospects.

Through our Affiliates, we manage approximately $241.1 billion in assets (as of December 31, 2006) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

•       Our Affiliates provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

•       In the Institutional distribution channel, our Affiliates offer more than 150 investment products across more than 35 different investment styles, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

In December 2006, we acquired a majority equity interest in Chicago Equity Partners, a firm that manages a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles. Chicago Equity Partners’ client base includes over 120 institutional investors, including public funds, corporations, endowments and foundations, Taft-Hartley plan sponsors and certain mutual fund advisors.

We operate our business through our Affiliates in our three principal distribution channels, maintaining each Affiliate’s distinct entrepreneurial culture and independence through our investment structure. In each case, our Affiliates are organized as separate firms, and their operating or shareholder agreements are tailored to provide appropriate incentives for our Affiliate management owners and to address the particular characteristics of that Affiliate while enabling us to protect our interests.

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

An Affiliate’s managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners’ Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation). If actual operating expenses are less than an Affiliate’s Operating Allocation, the profits allocated to the managers will increase. These profits are referred to as “Minority interest” on our Consolidated Statements of Income.

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

For the year ended December 31, 2006, approximately $266.5 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $212.5 million of our Affiliates’ profits to their managers (referred to in our Consolidated Statements of Income as “Minority interest”).

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes due to client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, over 30 Affiliate products, representing approximately $28 billion of assets under management, also bill on the basis of absolute or relative investment performance (“performance fees”). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms’ profits (net of intangible amortization) is reported in “Income from equity method investments,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms’ assets under management (which totaled $46.1 billion as of December 31, 2006) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

The following tables present our Affiliates’ reported assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K).

Assets under Management

Statement of Changes (in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2003	$25.4	$43.2	$22.9	$91.5
Net client cash flows	2.0	1.6	(4.4)	(0.8)
New investments(1)	0.4	24.8	—	25.2
Investment performance	6.1	6.5	1.3	13.9
December 31, 2004	33.9	76.1	19.8	129.8
Net client cash flows	4.1	8.7	(2.0)	10.8
New investments(1)	6.9	15.0	6.1	28.0
Other Affiliate transactions(2)	—	(3.6)	—	(3.6)
Investment performance	5.4	13.1	0.8	19.3
December 31, 2005	50.3	109.3	24.7	184.3
Net client cash flows	0.4	18.5	0.5	19.4
New investments(1)	0.6	11.1	0.2	11.9
Other Affiliate transactions(2)	—	(0.3)	(0.6)	(0.9)
Investment performance	6.9	16.1	3.4	26.4
December 31, 2006	$58.2	$154.7	$28.2	$241.1

(1)           In 2004, we completed new Affiliate investments in Genesis Fund Managers, LLP, TimesSquare Capital Management, LLC and AQR Capital Management, LLC. Additionally, in 2004, we acquired the retail mutual fund business of Conseco Capital Management, Inc. through Managers Investment Group LLC. In 2005, we acquired the mutual fund business of Fremont Investment Advisors Inc. through Managers Investment Group LLC and completed new Affiliate investments in Foyston, Gordon & Payne Inc.; Beutel, Goodman & Company Ltd.; Montrusco Bolton Investments Inc.; Deans Knight Capital Management Ltd.; Triax Capital Corporation; and Covington Capital Corporation.  In December 2006, we completed a new Affiliate investment in Chicago Equity Partners.

(2)           In 2005 and 2006, we transferred our interests in certain affiliated investment management firms. These transactions were not material to our financial position or results of operations.

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

	2004	2005	% Change	2006	% Change
(in millions, except as noted)
Average Assets under Management (in billions)(1)
Mutual Fund	$27.8	$43.0	55%	$54.4	27%
Institutional	51.8	88.8	71%	125.1	41%
High Net Worth	21.3	20.9	(2)%	26.8	28%
Total	$100.9	$152.7	51%	$206.3	35%
Revenue(2)(3)
Mutual Fund	$261.9	$400.9	53%	$501.7	25%
Institutional	262.3	385.7	47%	514.8	33%
High Net Worth	135.8	129.9	(4)%	153.9	18%
Total	$660.0	$916.5	39%	$1,170.4	28%
Net Income(2)
Mutual Fund	$37.8	$56.8	50%	$68.0	20%
Institutional	26.9	51.3	91%	65.8	28%
High Net Worth	12.4	11.0	(11)%	17.5	59%
Total	$77.1	$119.1	54%	$151.3	27%
EBITDA(2)(3)
Mutual Fund	$78.7	$110.3	40%	$138.2	25%
Institutional	71.5	125.2	75%	162.3	30%
High Net Worth	36.2	32.0	(12)%	41.6	30%
Total	$186.4	$267.5	44%	$342.1	28%

(1)           Assets under management attributable to investments that were completed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. Average assets under management includes assets managed by affiliated investment management firms that we do not consolidate for financial reporting purposes of $1.6 billion, $20.6 billion and $39.1 for 2004, 2005 and 2006, respectively.

(2)           Note 23 to the Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. As discussed in Note 1 to the Consolidated Financial Statements, we are required to use the equity method of accounting for certain investments and as such do not consolidate their revenue for financial reporting purposes. Our share of profits from these investments is reported in “Income from equity method investments” and is therefore reflected in Net Income and EBITDA.

(3)           The definition of EBITDA and our reasons for using EBITDA are presented in Note 4 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in “Liquidity and Capital Resources.”

Revenue

Our revenue is generally determined by the level of our assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees.

Our revenue increased $253.9 million (or 28%) in 2006 from 2005, primarily as a result of a 35% increase in average assets under management. The increase in assets under management resulted principally from positive investment performance and net client cash flows and, to a lesser extent, our 2005 investments in new Affiliates. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

The increase in revenue of $256.5 million (or 39%) in 2005 from 2004 resulted principally from a 51% increase in average assets under management. The increase in average assets under management was primarily attributable to our investments in new Affiliates in 2004 and 2005 and, to a lesser extent, positive investment performance and cash flows. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates. Unrelated to the change in assets under management, the increase in revenue was also a result of higher performance fees in 2005 as compared to 2004.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

The increase in revenue of $100.8 million (or 25%) in the Mutual Fund distribution channel in 2006 from 2005 resulted principally from a 27% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows.

The increase in revenue of $139.0 million (or 53%) in 2005 from 2004 resulted principally from a 55% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and net client cash flows, and, to a lesser extent, from investments in new Affiliates.

Institutional Distribution Channel

The increase in revenue of $129.1 million (or 33%) in the Institutional distribution channel in 2006 from 2005 resulted principally from a 41% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance and net client cash flows and, to a lesser extent, our 2005 investments in new Affiliates. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate revenue or expenses of such Affiliates.

Our revenue increased $123.4 million (or 47%) in 2005 from 2004, primarily as a result of a 71% increase in average assets under management. The increase in assets under management resulted principally from our investments in new Affiliates in 2004 and 2005, and to a lesser extent, from positive investment performance and net client cash flows. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates. Unrelated to the change in assets under management, the increase in revenue was also a result of higher performance fees in 2005 as compared to 2004.

High Net Worth Distribution Channel

The increase in revenue of $24.0 million (or 18%) in the High Net Worth distribution channel in 2006 from 2005 resulted principally from a 28% increase in average assets under management. The increase in average assets under management resulted principally from our 2005 investments in new Affiliates and positive investment performance. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates, and increases in assets under management that realize a comparatively lower fee rate.

Revenue decreased $5.9 million (or 4%) in 2005 from 2004 in the High Net Worth distribution channel, principally from a 2% decline in average assets under management. The decline in average assets under management was primarily attributable to net client cash outflows at Rorer Asset Management, LLC and was substantially offset by investments in new Affiliates and positive investment performance. The change in revenue was proportionately less than the change in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	2004	2005	% Change	2006	% Change
(in millions)
Compensation and related expenses	$241.6	$365.9	51%	$472.4	29%
Selling, general and administrative	109.1	162.1	49%	184.0	14%
Amortization of intangible assets	18.3	24.9	36%	27.4	10%
Depreciation and other amortization	6.4	7.0	9%	8.7	24%
Other operating expenses	16.7	21.5	29%	23.9	11%
Total operating expenses	$392.1	$581.4	48%	$716.4	23%

The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During 2006, approximately $266.5 million, or about 56% of our consolidated compensation expense, was attributable to our Affiliate managers. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

Compensation and related expenses increased 29% in 2006, following a 51% increase in 2005. The increase in 2006 was primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue and accordingly, reported higher compensation expenses, including $12.8 million of additional compensation expense from our new investments in 2005 (and the inclusion of the compensation expense for those Affiliates). The increase in 2005 was also primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses, including $52.0 million in additional compensation expenses from our new investments in 2004 and 2005 (and the inclusion of the compensation expense for those Affiliates). This increase was also related to a $16.9 million increase in holding company compensation (relating to equity based and incentive compensation, as well as increases in the number of holding company personnel), with the remainder associated with our formation of Managers.

Selling, general and administrative expenses increased 14% in 2006. The increase was principally attributable to the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, including the $6.9 billion of assets under management from our 2005 investments in new Affiliates. Selling, general and administrative expenses increased 49% in 2005. The increase was principally attributable to increases in expenses that resulted from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, and the $20.1 million increase in additional Affiliate expenses from our new investments in 2004 and 2005 (and the inclusion of the additional expenses for those Affiliates).

Amortization of intangible assets increased 10% in 2006 and 36% in 2005, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2005.

Depreciation and other amortization expenses increased 24% in 2006 and 9% in 2005. The increase in 2006 was principally attributable to our 2005 investments in new Affiliates and other spending on depreciable assets during 2005 and 2006. In 2005, the increase was principally attributable to new investments.

Other operating expenses increased 11% in 2006 principally as a result of a $1.1 million increase in operating expenses from our new investments in 2005 and expenses related to other Affiliate transactions. Other operating expenses increased 29% in 2005, principally as a result of a $2.7 million increase in operating expenses from our new investments in 2004 and 2005 (and the inclusion of the additional expenses for those Affiliates).

Other Income Statement Data

The following table summarizes non-operating income and expense data:

	2004	2005	% Change	2006	% Change
(in millions)
Income from equity method investments	$1.3	$27.0	1,977%	$38.3	42%
Investment and other income	6.9	8.9	29%	16.9	90%
Investment income from Affiliate investments in partnerships	0.3	0.4	33%	3.4	750%
Minority interest in Affiliate investments in partnerships	—	—	—	3.4	—
Minority interest	115.5	144.3	25%	212.5	47%
Interest expense	31.7	37.4	18%	58.8	57%
Income tax expense	51.9	70.6	36%	86.6	23%

Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 42% in 2006 as a result of an increase in assets under management, including our 2005 investments in new Affiliates ($5.7 million increase in income in 2006). The increase in 2005 was attributable to new investments in Affiliates that are accounted for under the equity method of accounting.

Investment and other income primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments in marketable securities. Investment and other income increased 90% in 2006 primarily as a result of an increase in Affiliate investment earnings of $6.4 million, and earnings of $1.6 million on investments held by new Affiliates. Our agreements generally allocate Affiliate earnings on marketable securities to our management partners. The increase in 2005 was attributable to a $1.5 million increase in aggregate Affiliate investment income from our new investments in 2004 and 2005 (and the inclusion of the investment income for those Affiliates). In 2005, the increase in investment and other income resulting from the non-recurrence of a $2.5 million loss in 2004 on our repurchase of $154.3 million of the senior notes component of our 2001 PRIDES was partially offset by a $1.7 million decrease in interest income.

In 2006 we adopted EITF 04-05, which requires us to consolidate certain Affiliate investment partnerships in our financial statements. Investment income from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships results from the consolidation of these partnerships. For 2006, the income from Affiliate investments in partnerships was $3.4 million, which was principally attributable to investors who are unrelated to us and is reported as Minority interest in Affiliate investments in partnerships.

Minority interest increased 47% in 2006, principally as a result of the previously discussed increase in revenue. This increase was proportionately greater than the increase in revenue because certain Affiliates reported expenses that were less than their Operating Allocation. Minority interest increased 25% in 2005, principally as a result of the previously discussed increase in revenue. The percentage increase in minority interest was proportionately less than the percentage increase in revenue because of $9.0 million in investment spending by certain Affiliates in 2005 and our November 2004 purchase of an additional 19% interest in Friess Associates, which decreased minority interest by $9.4 million.

Interest expense increased 57% in 2006, principally attributable to the April 2006 issuance of $300 million of junior convertible trust preferred securities ($11.4 million in 2006) and increases in borrowings under our senior revolving credit facility ($7.2 million in 2006). The increase in 2005 was principally attributable to our floating rate convertible securities ($5.6 million), borrowings under our credit facility ($5.0 million) and our 2004 PRIDES ($1.4 million).

Income taxes increased 23% in 2006 principally as a result of the 25% increase in net income before taxes. The increase was partially offset by a $1.4 million reduction in income taxes from a decrease in Canadian federal income tax rates. The 36% increase in income tax expense in 2005 was principally attributable to an increase in income before taxes and was partially offset by a decrease in the effective tax rate from 40.2% to 37.2%.

Net Income

The following table summarizes Net Income for the past three years:

	2004	2005	% Change	2006	% Change
(in millions)
Net Income	$77.1	$119.1	54%	$151.3	27%

Net Income increased 27% in 2006 and 54% in 2005, principally as a result of increases in revenue and income from equity method investments, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above.

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

The following table provides a reconciliation of Net Income to Cash Net Income:

	2004	2005	2006
(in millions)
Net Income	$77.1	$119.1	$151.3
Intangible amortization	18.3	24.9	27.4
Intangible amortization—equity method investments(1)	0.9	8.5	9.3
Intangible-related deferred taxes	25.8	28.8	28.8
Affiliate depreciation	4.4	4.8	5.7
Cash Net Income	$126.5	$186.1	$222.5

(1)           As discussed in Note 1 to the Consolidated Financial Statements, we are required to use the equity method of accounting for our investments in AQR, Beutel and Deans Knight and, as such, do not consolidate their revenue or expenses (including intangible amortization expenses) in our income statement. Our share of these investments’ amortization is reported in “Investment and other income.”

Cash Net Income increased 20% in 2006 and 47% in 2005, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
	2004	2005	2006
(in millions)
Balance Sheet Data
Cash and cash equivalents	$140.3	$140.4	$201.7
Short-term investments	21.2	—	—
Senior debt	126.8	241.3	365.5
Zero coupon convertible notes	124.0	124.2	113.4
Floating rate convertible securities	300.0	300.0	300.0
Mandatory convertible securities	300.0	300.0	300.0
Junior convertible trust preferred securities	—	—	300.0
Cash Flow Data
Operating cash flows	$177.9	$204.1	$301.0
Investing cash flows	(478.3)	(82.0)	(165.1)
Financing cash flows	215.2	(122.3)	(75.1)
EBITDA(1)	186.4	267.5	342.1

(1)           The definition of EBITDA is presented in Note 4 on page 2.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio. We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our mandatory convertible securities and our junior convertible trust preferred securities and our net debt approach. As of December 31, 2006, our leverage ratio was 1.7:1.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	2004	2005	2006
(in millions)
Cash Flow from Operations	$177.9	$204.1	$301.0
Interest expense, net of non-cash items(1)	26.9	32.5	53.6
Current tax provision	20.3	38.9	55.2
Income from equity method investments, net of distributions(2)	2.2	18.9	1.6
Changes in assets and liabilities and other adjustments	(40.9)	(26.9)	(69.3)
EBITDA(3)	$186.4	$267.5	$342.1

(1)           Non-cash items represent amortization of issuance costs and interest accretion ($4.8, $4.9 and $5.2 million in 2004, 2005 and 2006, respectively).

(2)           Distributions from equity method investments were $0, $16.6 and $46.0 million for 2004, 2005 and 2006, respectively.

(3)           The definition of EBITDA is presented in Note 4 on page 2.

In 2006, we met our cash requirements primarily through cash generated by operating activities, the issuance of convertible securities and borrowings of senior debt. Our principal uses of cash were to repurchase shares of our common stock, make investments in new and existing Affiliates, repay senior debt and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

Senior Revolving Credit Facility

We entered into an amended and restated senior revolving credit facility (the “Facility”) in February 2007, which allows us to borrow up to $650 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to borrow up to an aggregate of $800 million under this Facility. The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of our capital stock or other equity interests owned by us. As of December 31, 2006, we had $365.5 million outstanding under our prior Facility.

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase and conversion of $129.2 million principal amount of such notes, $121.8 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.34) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May, 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of December 31, 2006, upon conversion a holder of each security would receive an additional 5.453 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the floating rate convertible securities may not be convertible in certain future periods.

As further described in Note 11 to the Consolidated Financial Statements, we have entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150 million of the floating rate convertible securities. Through February 2008, we will pay a weighted average fixed rate of 3.28% on that notional amount.

The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest in an amount greater than our reported interest expense, and results in annual deferred tax liabilities of $3.9 million. These deferred tax liabilities will not reverse if our common stock is trading above certain thresholds at the time of the securities’ conversion. For example, if the securities converted on February 22, 2007, all of the related deferred taxes would have been reclassified to equity if our common stock was trading at, or above, $60.90.  As of February 22, 2007, the closing price of our common stock was $117.41 per share.

2004 Mandatory Convertible Securities

In February 2004, we issued $300 million of mandatory convertible securities (“2004 PRIDES”). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6.0 million, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of December 31, 2006, the purchase contracts would have a settlement rate of 12.990.

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

The junior convertible trust preferred securities bear interest at 5.1% per annum, payable in cash quarterly. Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share. Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011. On or after April 15, 2011, the junior convertible trust preferred securities may be redeemed if the closing price of our common stock exceeds $195 for a specified period of time. The trust’s only assets are the junior convertible subordinated debentures. To the extent the trust has available funds, we are obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

The junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. As with our floating rate convertible securities, we are required to deduct interest in an amount greater than our reported interest expense. These deductions generate deferred taxes of approximately $2.6 million per year.

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

Purchases of Affiliate Equity

Many of our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions at the time the right is exercised, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2006, the aggregate amount of these payments would have totaled approximately $1,324.8 million. In the event that all such transactions were consummated, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of December 31, 2006, this amount would represent approximately $170.4 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents net income plus non-cash charges and changes from our consolidated working capital. The increase in cash flow from operations in 2006 and 2005 resulted principally from increases in net income and distributions from our equity method affiliates.

In 2006, in accordance with EITF 04-05, we consolidated $108.4 million of client assets held in partnerships controlled by our Affiliates. Purchases and sales of these client assets generated $7.7 million of operating cash flow in 2006. This operating cash flow was offset by a corresponding financing cash flow to the minority partners.

Investing Cash Flow

Changes in net cash flow from investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $474.1 million, $85.2 million and $123.3 million for 2004, 2005 and 2006, respectively. In 2004, we acquired interests in Genesis, TimesSquare and AQR, and additional interests in existing Affiliates. In 2005, we acquired interests in a group of Canadian Affiliates, as well as additional equity interests in existing Affiliates. In 2006, we acquired an interest in Chicago Equity Partners, LLC, as well as additional equity interests in existing Affiliates.

In conjunction with certain acquisitions, we have entered into agreements and are contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $165 million through 2011. The specified financial targets for certain agreements will be measured beginning December 31, 2007. In the event the first financial target is achieved, we will make a payment of up to $50 million in 2008.

Financing Cash Flow

Net cash flows used in financing activities decreased $47.2 million in 2006 from 2005, primarily as a result of $536.5 million of repurchases of our common stock, a use of cash that was financed by our $300 million issuance of junior convertible trust preferred securities and a net increase of borrowings under our facility.

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), beginning in 2006, certain tax benefits associated with stock options ($23.0 million) have been reported as financing cash flows.

The change in net cash flow from financing activities in 2005 from 2004 was primarily attributable to the repayment of  $150.8 million of debt at AMG Canada in connection with our 2005 investment, as well as the net effect of higher common stock repurchases relative to issuances of common stock. This increase was partially offset by $124.5 million of net borrowings under our Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments Due
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
(in millions)
Senior debt(1)	$365.5	$—	$—	$365.5	$—
Senior convertible debt(1)	428.1	5.4	0.9	—	421.8
Mandatory convertible securities(1)(2)	347.5	20.0	25.8	301.7	—
Junior convertible trust preferred securities(1)(2)	748.2	15.3	30.6	30.6	671.7
Purchases of Affiliate equity(3)	1,324.8	121.6	529.4	259.2	414.6
Leases	114.5	18.7	35.6	27.0	33.2
Other liabilities(4)	42.4	41.1	1.3	—	—
Total	$3,371.0	$222.1	$623.6	$984.0	$1,541.3

(1)           The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest.

(2)           As more fully discussed on page 31, consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(3)           Purchases of Affiliate equity reflect our estimates of conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the transfer of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of December 31, 2006, the aggregate purchase amount would have totaled approximately $1,324.8 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $170.4 million on an annualized basis as of December 31, 2006.

(4)           Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests.

Interest Rate Sensitivity

Our revenue is derived primarily from fees which are based on the values of assets managed. Such values are affected by changes in the broader financial markets which are, in part, affected by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates’ assets under management and associated fees.

We pay a variable rate of interest on our senior revolving credit facility ($365.5 million outstanding as of December 31, 2006) and on $150 million of our floating rate senior convertible securities. Based on these variable rate borrowings, we estimate that a 100 basis point (1%) change in interest rates would result in a net annual change to interest expense of approximately $5.2 million.

We have fixed rates of interest on the senior notes component of our 2004 PRIDES, our zero coupon senior convertible notes and our junior convertible trust preferred securities. While a change in market interest rates would not affect the interest expense incurred on these securities, such a change may affect the fair value of these securities. We estimate that a 100 basis point (1%) change in interest rates as of December 31, 2006 would result in a net change in the fair value of our securities of approximately $6.0 million at December 31, 2006.

Market Risk

Our revenue is based on the market value of assets under management. Declines in the financial markets will negatively impact our revenue and net income.

From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. As of December 31, 2006, we were a party, with three major commercial banks as counterparties, to $150 million notional amount interest rate swap contracts which fix the interest rate on a portion of our floating rate senior convertible securities to a weighted average interest rate of approximately 3.28% for the period from February 2005 to February 2008. The unrealized gain on these interest rate swap contracts as of December 31, 2006 was $2.4 million. We estimate that a 100 basis point (1%) change in interest rates as of December 31, 2006 would result in a net change in the unrealized value of approximately $1.8 million. There can be no assurance that our hedging contracts will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.

We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. The valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of Stockholders’ equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2006, we estimate that a 1% change in the Canadian dollar to U.S. dollar exchange rate would result in a change to Stockholders’ equity of approximately $3.0 million.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective in the first quarter of 2007. FIN 48 provides a comprehensive model for the accounting and disclosure of uncertain income tax return positions. We have completed our initial evaluation of the impact of FIN 48 and believe that it will not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which will become effective in the first quarter of 2008. FAS 157 establishes a framework for measuring fair value. We are in the process of evaluating the potential future effect of FAS 157 on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. We can elect to adopt the provisions of FAS 159 either in the first quarter of 2007 or the first quarter of 2008. We are in the process of evaluating the potential future effect of FAS 159 on our financial statements.

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

Intangible Assets

At December 31, 2006, the carrying amounts of our intangible asset balances are as follows:

(in millions)
Definite-lived acquired client relationships	$243.3
Indefinite-lived acquired client relationships	258.8
Goodwill	1,177.2

These amounts exclude $86.3 million of definite-lived acquired client relationships, and $185.3 million of goodwill that are reported within Equity investments in Affiliates.

We amortize our definite-lived acquired client relationships over their expected useful lives. We reassess these lives each quarter based on historical and projected attrition rates and other events and circumstances that may influence the expected future economic benefit we will derive from the relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the amount of our amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year, our amortization expense would increase by approximately $2.4 million per year. We assess each of our definite-lived acquired client relationship for impairment at least annually by comparing their carrying value to their projected undiscounted cash flows. In the fourth quarter of 2006, we performed our most recent annual impairment test, and no impairments were identified.

We do not amortize our indefinite-lived acquired client relationships because we expect these contracts will contribute to our cash flows indefinitely. Each quarter, we assess whether events and circumstances have occurred that indicate these relationships might have a definite life. We test the carrying amount of each of our indefinite-lived acquired client relationships at least annually, or at such time that we conclude the assets no longer have an indefinite life by comparing the carrying amount of each asset to its fair value. We derive the fair value of each of our indefinite-lived acquired client relationships primarily based on discounted cash flow analysis. Our valuation analysis reflects assumptions of the growth of the assets, discount rates and other factors. Changes in the estimates used in these valuations could materially affect the impairment conclusion. In the fourth quarter of 2006, we performed our most recent annual impairment test and no impairments were identified.

We test the carrying amount of the goodwill in each of our three operating segments at least annually by comparing their carrying amount to an estimate of fair value. We establish the fair value of each of our operating segments primarily based on price-earnings multiples. Changes in the estimates used in this test could materially affect our impairment conclusion. In the third quarter of 2006, we performed our most recent annual impairment test and no impairment was identified.

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

If we determine that a decline in market value below our carrying value is other than temporary, an impairment charge would be recognized in the Consolidated Statements of Income to write down the carrying value of the investment to its fair value. In the fourth quarter of 2006, we completed our evaluation of investments accounted for under the equity method and no impairment was identified.

Deferred Taxes

Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and from our convertible securities. As more fully described below, we generally believe that our intangible-related deferred taxes are unlikely to reverse, and believe that the deferred tax liabilities for our floating rate convertible securities and the junior convertible trust preferred securities may not reverse. As such, we currently believe the economic benefit we realize from these sources will be permanent.

Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments as cash transactions that are taxable to the sellers. Intangible assets associated with our 2005 investment in AMG Canada, however, are not deductible for tax purposes. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment charge, events we consider unlikely to occur. Under current accounting rules, we are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2006, our estimate of the tax liability associated with such a sale or impairment charge was approximately $170.2 million.

As discussed above, our floating rate convertible securities and our junior convertible trust preferred securities generate deferred tax liabilities ($6.5 million annually) because our interest deductions for tax purposes are greater than our reported interest expense. We believe that some or all of these deferred tax liabilities will be reclassified to equity as the securities are likely to convert to common stock when our stock price exceeds specified levels. If the floating rate convertible securities had converted on February 22, 2007, all of the deferred liabilities ($13.7 million as of December 31, 2006) would be reclassified to equity if our stock price was at, or above, $60.90 per share. As of February 22, 2007, the closing price of our common stock was $117.41 per share.

In addition, we also regularly assess our deferred tax assets, which consist primarily of state tax loss carryforwards, in order to determine the need for valuation allowances. In our assessment we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we would establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2006, we had a valuation allowance for all state tax loss carryforwards.

Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $5.9 million in our tax expense in the period of such determination.

Share-Based Compensation

We have share-based compensation plans covering senior management, employees and directors. Prior to 2006, we accounted for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Accordingly, no compensation expense was recognized during this period from share-based compensation plans as the exercise price of all stock options granted equaled the market price of the underlying stock on the grant date of the award.

In 2006, we adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method. FAS 123R requires a company to recognize share-based compensation, based on the fair value of the awards on the grant date. Under the modified prospective method, compensation is recognized in the financial statements for all share-based payments granted after that date, and for all awards that are unvested upon adoption of FAS 123R.

Under FAS 123R, we estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options based on past experience and anticipated future trends. As an example, we considered both the historical volatility of our common stock and the implied volatility from traded options in determining expected volatility.

Our options typically vest and become fully exercisable over three to four years of continued employment and do not include performance-based or market-based vesting conditions. For grants that are subject to graded vesting over a service period, we recognize expense, net of expected forfeitures, on a straight-line basis over the requisite service period for the entire award.

As of December 31, 2006, we had $28.2 million in remaining unrecognized compensation cost related to stock option grants, which will be recognized over a weighted-average period of approximately three years (assuming no forfeitures).

Revenue Recognition

The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees quarterly as they render services to their clients. In addition to generating asset-based fees, over 30 Affiliate products, representing approximately $28 billion of assets under management, also bill on the basis of absolute investment performance (“performance fees”). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than the asset-based fee. Our Affiliates recognize performance fees only when the fee becomes billable. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.

Economic and Market Conditions

Global Asset Management Industry

The asset management industry has been a key driver of growth in financial services over the last decade. According to the most recent available data, assets under management across all distribution channels globally total approximately $49.6 trillion, of which $24.7 trillion is managed in the United States. We believe prospects for overall industry growth (which have compounded at an annual rate of 9% globally over the past five years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across each of the principal distribution channels for our Affiliates’ products.

U.S. Asset Management Industry

In the Mutual Fund distribution channel, according to a 2006 industry report, more than 96 million individuals in almost 55 million households in the United States are invested in mutual funds. In 2006, net cash flows to equity mutual funds totaled over $232 billion, and aggregate mutual fund assets totaled $9.9 trillion at the end of 2006. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

Assets in the Institutional distribution channel in the United States are primarily in retirement plans, including both defined benefit and defined contribution plans, endowments and foundations, and totaled approximately $8.9 trillion as of June 30, 2006. Although the majority of Institutional assets are in equities

(estimated to be 60% in 2005), allocations to alternative investments have continued to increase. According to a recent study of institutional investors, allocations of institutional assets to hedge funds (a core component of alternative investments) have grown from 2.5% of assets in 2001 to 7.7% in 2005, and are expected to increase to 9.1% by 2007. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, high net worth families and individuals (those having at least $1 million in investable assets) in the United States had aggregate assets of $10.2 trillion at the end of 2005; industry experts expect assets in this segment of the channel to grow to $14.5 trillion by the end of 2010. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $805.8 billion at the end of 2006 (a nearly 25% increase over year end 2005) and are expected to reach $1.5 trillion by 2011.

International Operations

We have international operations through Affiliates who provide some or a significant part of their investment management services to non-US clients. In February 2007, we established a subsidiary, AMG Pty Ltd (“AMG Australia”) and opened an office in Sydney, Australia. Through AMG Australia, we provide client and marketing services to participating Affiliates with respect to their business interests in Australia and New Zealand. In the future, we may invest in other investment management firms which conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

Inflation

We do not believe that inflation or changing prices have had a material impact on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in Item 7.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about how we are affected by market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in Item 7.

Item 8.         Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of Affiliated Managers Group, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting processes are designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

As permitted by the Sarbanes-Oxley Act of 2002, the Company has excluded Chicago Equity Partners, LLC from its assessment of internal control over financial reporting because the Company acquired its interest in this Affiliate in December 2006. The total assets and revenue of Chicago Equity Partners, LLC represent 4% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page 44 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

We have completed integrated audits of Affiliated Managers Group, Inc’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. (the “Company”) at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Chicago Equity Partners, LLC from its assessment of internal control over financial reporting as of December 31, 2006 because the Company acquired the affiliate in a purchase business combination during 2006. We have also excluded Chicago Equity Partners, LLC from our audit of internal control over financial reporting. Chicago Equity Partners, LLC is a consolidated affiliate whose total assets and total revenues represent 4% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2007

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2004	2005	2006
Revenue	$659,997	$916,492	$1,170,353
Operating expenses:
Compensation and related expenses	241,633	365,960	472,400
Selling, general and administrative	109,066	162,078	184,019
Amortization of intangible assets	18,339	24,873	27,378
Depreciation and other amortization	6,369	7,029	8,763
Other operating expenses	16,708	21,497	23,880
	392,115	581,437	716,440
Operating income	267,882	335,055	453,913
Non-operating (income) and expenses:
Investment and other income	(6,926)	(8,871)	(16,943)
Income from equity method investments	(1,265)	(26,970)	(38,318)
Investment income from Affiliate investments in partnerships	(269)	(445)	(3,400)
Interest expense	31,725	37,426	58,800
	23,265	1,140	139
Income before minority interest and income taxes	244,617	333,915	453,774
Minority interest	(115,524)	(144,263)	(212,523)
Minority interest in Affiliate investments in partnerships	—	—	(3,364)
Income before income taxes	129,093	189,652	237,887
Income taxes—current	20,330	38,895	55,267
Income taxes—intangible-related deferred	25,791	28,791	28,779
Income taxes—other deferred	5,825	2,897	2,564
Net Income	$77,147	$119,069	$151,277
Earnings per share—basic	$2.57	$3.54	$4.83
Earnings per share—diluted	$2.02	$2.81	$3.74
Average shares outstanding—basic	29,994,560	33,667,542	31,289,005
Average shares outstanding—diluted	39,644,676	44,689,655	45,159,002
Supplemental disclosure of total comprehensive income:
Net Income	$77,147	$119,069	$151,277
Other comprehensive income (loss)	593	15,219	(2,090)
Total comprehensive income	$77,740	$134,288	$149,187

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$140,423	$201,729
Investment advisory fees receivable	148,850	201,385
Affiliate investments in partnerships	5,079	108,350
Affiliate investments in marketable securities	5,902	15,516
Prepaid expenses and other current assets	35,115	27,299
Total current assets	335,369	554,279
Fixed assets, net	50,592	63,984
Equity investments in Affiliates	301,476	293,440
Acquired client relationships, net	483,692	502,066
Goodwill	1,093,249	1,177,227
Other assets	57,258	74,924
Total assets	$2,321,636	$2,665,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,711	$246,727
Senior debt	65,750	—
Payables to related party	14,127	41,086
Total current liabilities	256,588	287,813
Senior debt	175,500	365,500
Senior convertible debt	424,232	413,358
Mandatory convertible securities	300,000	300,000
Junior convertible trust preferred securities	—	300,000
Deferred income taxes	182,623	218,584
Other long-term liabilities	20,149	11,209
Total liabilities	$1,359,092	$1,896,464
Commitments and contingencies (Note 13)	—	—
Minority interest	145,163	166,138
Minority interest in Affiliate investments in partnerships	—	104,096
Stockholders’ equity:
Common stock ($.01 par value; 153,000 shares authorized; 39,024 shares outstanding in 2005 and 2006)	390	390
Additional paid-in capital	593,090	609,369
Accumulated other comprehensive income	16,756	14,666
Retained earnings	503,188	654,465
	1,113,424	1,278,890
Less: treasury stock, at cost (5,425 shares in 2005 and 9,428 shares in 2006)	(296,043)	(779,668)
Total stockholders’ equity	817,381	499,222
Total liabilities and stockholders’ equity	$2,321,636	$2,665,920

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2003	35,276,712	$235	$408,449	$944	$306,972	(3,270,438)	$(101,831)
Stock issued for option exercises	—	—	(3,132)	—	—	714,516	22,521
Tax benefit of option exercises	—	—	8,027	—	—	—	—
Issuance costs	—	—	(9,263)	—	—	—	—
2004 PRIDES contract adjustment payment	—	—	(24,000)	—	—	—	—
Issuance of Affiliate equity interests	—	—	(7,519)	—	—	—	—
Stock split	—	118	(118)	—	—	—	—
Cash in lieu of fractional shares	—	—	(103)	—	—	—	—
Stock issued to settle 2001 PRIDES	3,403,742	34	194,435	—	—	647,704	28,499
Repurchase of stock	—	—	—	—	—	(3,486,512)	(194,316)
Net Income	—	—	—	—	77,147	—	—
Other comprehensive income	—	—	—	593	—	—	—
December 31, 2004	38,680,454	$387	$566,776	$1,537	$384,119	(5,394,730)	$(245,127)
Stock issued under option and other incentive plans	—	—	(34)	—	—	1,152,947	39,269
Tax benefit of option exercises	—	—	13,942	—	—	—	—
Issuance of Affiliate equity interests	—	—	2,231	—	—	—	—
Settlement of forward equity sale agreement	—	—	(14,378)	—	—	—	—
Conversions of zero coupon convertible notes	—	—	—	—	—	6,533	347
Stock issued in connection with Affiliate investment	343,204	3	24,553	—	—	—	—
Repurchase of stock	—	—	—	—	—	(1,189,700)	(90,532)
Net Income	—	—	—	—	119,069	—	—
Other comprehensive income	—	—	—	15,219	—	—	—
December 31, 2005	39,023,658	$390	$593,090	$16,756	$503,188	(5,424,950)	$(296,043)
Stock issued under option and other incentive plans	—	—	(991)	—	—	1,263,873	42,694
Tax benefit of option exercises	—	—	28,529	—	—	—	—
Issuance of Affiliate equity interests	—	—	2,031	—	—	—	—
Cost of call spread option agreements	—	—	(13,290)	—	—	—	—
Conversions of zero coupon convertible notes	—	—	—	—	—	215,350	11,458
Repurchase of stock	—	—	—	—	—	(5,482,047)	(537,777)
Net Income	—	—	—	—	151,277	—	—
Other comprehensive loss	—	—	—	(2,090)	—	—	—
December 31, 2006	39,023,658	$390	$609,369	$14,666	$654,465	(9,427,774)	$(779,668)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2004	2005	2006
Cash flow from operating activities:
Net Income	$77,147	$119,069	$151,277
Adjustments to reconcile Net Income to cash flow from operating activities:
Amortization of intangible assets	18,339	24,873	27,378
Amortization of issuance costs	3,641	3,018	2,862
Depreciation and other amortization	6,369	7,029	8,763
Deferred income tax provision	31,616	31,688	31,343
Accretion of interest	1,155	1,896	2,360
Income from equity method investments, net of amortization	(1,265)	(26,971)	(38,318)
Distributions received from equity method investments	—	16,565	46,033
Tax benefit from exercise of stock options	8,027	13,942	5,482
Stock option expense	—	—	1,654
Other adjustments	2,493	(2,231)	8,528
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(26,199)	(53,846)	(52,281)
Decrease in Affiliate investments in partnerships	—	—	7,707
(Increase) decrease in prepaids and other current assets	1,827	(8,258)	150
(Increase) decrease in other assets	(9,992)	(126)	3,159
Increase in accounts payable, accrued liabilities and other long-term liabilities	16,386	32,217	65,814
Increase in minority interest	48,342	45,213	29,092
Cash flow from operating activities	177,886	204,078	301,003
Cash flow used in investing activities:
Costs of investments in Affiliates, net of cash acquired	(474,104)	(85,175)	(123,262)
Purchase of fixed assets	(6,977)	(14,523)	(21,510)
Purchase of investments	(37,080)	(6,393)	(29,522)
Sale of investments	39,955	24,062	9,215
Increase in other assets	(60)	—	—
Cash flow used in investing activities	(478,266)	(82,029)	(165,079)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	134,000	224,500	602,000
Repayments of senior bank debt	(83,000)	(100,000)	(412,000)
Issuance of junior convertible trust preferred securities	—	—	300,000
Repayment of debt assumed in new investment	—	(150,811)	—
Issuance of convertible securities	300,000	—	—
Repurchase of convertible securities	(124,525)	—	—
Repayment of senior debt	—	—	(65,750)
Repurchase of senior debt	—	(10,000)	—
Issuance of common stock	210,232	28,892	52,765
Repurchase of common stock.	(194,420)	(82,317)	(536,478)
Issuance costs	(12,800)	(2,660)	(9,982)
Settlement of forward equity sale agreement	—	(14,008)	—
Excess tax benefit from exercise of stock options	—	—	23,047
Cost of call spread option agreements	—	—	(13,290)
Repayment of notes payable and other liabilities	(14,244)	(15,863)	(7,687)
Redemptions of Minority interest—Affiliate investments in partnerships	—	—	(7,707)
Cash flow from (used in) financing activities	215,243	(122,267)	(75,082)
Effect of foreign exchange rate changes on cash and cash equivalents	1,132	364	464
Net increase (decrease) in cash and cash equivalents	(84,005)	146	61,306
Cash and cash equivalents at beginning of period	224,282	140,277	140,423
Cash and cash equivalents at end of period	$140,277	$140,423	$201,729
Supplemental disclosure of cash flow information:
Interest paid	$30,913	$39,381	$59,526
Income taxes paid	12,240	29,290	29,003
Supplemental disclosure of non-cash financing activities:
Stock issued to settle 2001 PRIDES	28,499	—	—
Stock issued for zero coupon senior convertible note conversions	——	347	11,458
Payables recorded for Affiliate equity purchases.	18,518	4,567	36,736
Notes received for Affiliate equity sales	—	5,205	12,060
Stock received for the exercise of stock options	206	800	607
Gain realized from settlement of forward purchase contracts	3,719	—	—
Stock issued in new investment	—	24,556	—
Debt assumed in new investment	—	150,811	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Summary of Significant Accounting Policies

(a) Organization and Nature of Operations

Affiliated Managers Group, Inc. (“AMG” or the “Company”) is an asset management company with equity investments in a diverse group of mid-sized investment management firms (“Affiliates”). AMG’s Affiliates currently provide investment management services in the United States and internationally to mutual funds, institutional clients and high net worth individuals. Fees for services are largely asset-based and, as a result, the Company’s revenue may fluctuate based on the performance of financial markets.

Affiliates are either organized as limited partnerships, limited liability partnerships, limited liability companies, or corporations. AMG generally has contractual arrangements with its Affiliates whereby a percentage of revenue is customarily allocable to fund Affiliate operating expenses, including compensation (the “Operating Allocation”), while the remaining portion of revenue (the “Owners’ Allocation”) is allocable to AMG and the other partners or members, generally with a priority to AMG. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. In these cases, AMG participates fully in any increase or decrease in the revenue or expenses of such firms. In situations where AMG holds a minority equity interest, the revenue sharing arrangement generally allocates a percentage of the Affiliate’s revenue with the balance to be used to pay operating expenses and profit distributions to the other owners.

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All dollar amounts except per share data in the text and tables herein are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation.

(b) Principles of Consolidation

The Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine the appropriate method of accounting. Majority-owned or otherwise controlled investments are consolidated. In many of its Affiliate investments, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), managing partner (in the case of Affiliates which are limited liability partnerships), sole manager member (in the case of Affiliates which are limited liability companies) or principal shareholder (in the case of Affiliates which are corporations). As a result, the Company generally consolidates its Affiliate investments. Investments that are determined to be Variable Interest Entities as defined by FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN46R”), are consolidated if AMG or a consolidated Affiliate is the primary beneficiary of the investment.

For Affiliate operations consolidated into these financial statements, the portion of the income allocated to owners other than AMG is included in Minority interest in the Consolidated Statements of Income. As Affiliates are generally structured as pass-through entities for tax purposes, minority interest has been presented before income taxes in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the managers of the consolidated Affiliates. All material intercompany balances and transactions have been eliminated.

AMG applies the equity method of accounting to investments where AMG or an Affiliate does not hold a majority equity interest but has the ability to exercise significant influence (generally at least a 20% interest or a general partner interest) over operating and financial matters. AMG or an Affiliate also applies the equity method when their minority shareholders or partners have certain rights to remove their ability to control the entity or rights to participate in substantive operating decisions (e.g. approval of annual operating budgets, major financings, selection of senior management, etc.). For equity method investments, AMG’s or the Affiliate’s portion of income before taxes is included in Income from equity method investments. Other investments in which AMG or an Affiliate own less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.

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

The effect of any changes in the Company’s equity interests in its Affiliates resulting from the issuance of an Affiliate’s equity by the Company or one of its Affiliates is included as a component of stockholders’ equity, net of the related income tax effect in the period of the change.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

(d) Affiliate Investments

Affiliate investments in marketable securities are classified as either trading or available-for-sale securities and carried at fair value. Unrealized holding gains or losses on investments classified as available-for-sale are reported net of deferred tax as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. If a decline in the fair value of these investments is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred. The cost of Affiliate investments in marketable securities was $5,403 and $14,342 as of December 31, 2005 and 2006, respectively. Gross unrealized gains on these investments were $608 and $1,379 as of December 31, 2005 and 2006, respectively.

In accordance with EITF 04-05, the Company has consolidated $108,350 of client assets held in partnerships controlled by its Affiliates. These assets are classified as trading securities and reported as “Affiliate investments in partnerships” in the consolidated balance sheet. Substantially all of these assets, $104,096, are held by investors that are unrelated to the Company, and reported as “Minority interest in Affiliate investments in partnerships.”  For the year ended December 31, 2006, these partnerships reported income of $3,400, which is presented as “Investment income from Affiliate investments in partnerships” in the consolidated statements of income. The portion of this income that is attributable to investors that are unrelated to the Company, $3,364, is reported as a “Minority interest in Affiliate investments in partnerships.”  Management fees earned by the Company on these assets were $1,148 for the year ended December 31, 2006, and are reported within “Investment and other income.” During the year ended December 31, 2006, the partnerships purchased investments (principally equity securities) totaling $158,311 and sold investments totaling $167,246, and had gross subscriptions and redemptions of client assets totaling $498 and $8,205, respectively.

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

The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within Income taxes—current in the Consolidated Statements of Income because these taxes generally represent the Company’s share of the taxes incurred by the Affiliate. Deferred income taxes incurred as a direct result of the Company’s investment in Affiliates accounted for under the equity method have been included in Income taxes—deferred in the Consolidated Statements of Income. The associated deferred tax liabilities have been classified as a component of Deferred income taxes in the Consolidated Balance Sheet.

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

(f) Fixed Assets

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three years or less. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease, and the building is amortized over 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land is not depreciated.

(g) Leases

The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. All leases and subleases are accounted for under Statement of Financial Accounting Standard (“FAS”) No. 13, “Accounting for Leases.” These leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

(h) Acquired Client Relationships and Goodwill

The purchase price for the acquisition of interests in Affiliates is allocated based on the fair value of net assets acquired, primarily acquired client relationships. In determining the allocation of the purchase price to acquired client relationships, the Company analyzes the net present value of each acquired Affiliate’s existing client relationships based on a number of factors including: the Affiliate’s historical and potential future operating performance; the Affiliate’s historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate’s recent, as well as long-term, investment performance; the characteristics of the firm’s products and investment styles; the stability and depth of the Affiliate’s management team and the Affiliate’s history and perceived franchise or brand value.

The Company has determined that certain of its mutual fund acquired client relationships meet the indefinite life criteria outlined in FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets at least annually for impairment. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the assets exceeds its fair value, and an impairment loss would be recorded in an amount equal to any such excess.

As of December 31, 2006, the cost assigned to all other acquired client relationships was being amortized over a weighted average life of approximately 12 years. The expected useful lives of acquired client relationships are analyzed each period and determined based on an analysis of the historical and projected attrition rates of each Affiliate’s existing clients, and other factors that may influence the expected future economic benefit the Company will derive from the relationships. The Company tests for the possible impairment of definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Income for amounts necessary to reduce the carrying value of the asset to fair value.

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

As further described in Note 14, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for these acquired interests.

(i) Revenue Recognition

The Company’s consolidated revenue represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured. Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.

(j) Issuance Costs

Issuance costs incurred in securing credit facility financing are amortized over the remaining term of the credit facility. Costs incurred to issue the zero coupon senior convertible securities, the floating rate senior convertible securities and junior convertible trust preferred securities are amortized over the earlier of the period to the first investor put date or the stated term of the security. Costs incurred to issue the Company’s mandatory convertible securities are allocated between the senior notes and the purchase contracts based upon the relative cost to issue each instrument separately. Costs allocated to the senior notes are recognized as interest expense over the period of the forward purchase contract component of such securities. Costs allocated to the forward purchase contract and call spread option agreements are charged directly to additional paid-in capital and not amortized.

(k) Derivative Financial Instruments

The Company is exposed to interest rate risk inherent in its variable rate debt obligations. The Company’s risk management strategy may utilize financial instruments, specifically interest rate swap contracts, to hedge certain interest rate exposures. For example, the Company may agree with a counter party (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. In entering into these contracts, the Company intends to offset cash flow gains and losses that occur on its existing debt obligations with cash flow gains and losses on the contracts hedging these obligations.

The Company records all derivatives on the balance sheet at fair value. If the Company’s derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. For interest rate swaps, hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in 2004, 2005 or 2006.

(l) Deferred Taxes

Deferred taxes reflect the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities. Historically, deferred taxes have been comprised primarily of deferred tax liabilities attributable to intangible assets and convertible securities and deferred tax assets from state credits and loss carryforwards.

In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company’s tax payments), and any use of its state credits and carryforwards (which would decrease its tax payments). In forming these estimates, the Company makes assumptions about future federal and state income tax rates and the apportionment of future taxable income to states in which the Company has operations. An increase or decrease in federal or state income tax rates could have a material impact on the Company’s deferred income tax liabilities and assets and would result in a current income tax charge or benefit.

In the case of the Company’s deferred tax assets, the Company regularly assesses the need for valuation allowances, which would reduce these assets to their recoverable amounts. In forming these estimates, the Company makes assumptions of future taxable income that may be generated to utilize these assets, which have limited lives. If the Company determines that these assets will be realized, the Company records an adjustment to the valuation allowance, which would decrease tax expense in the period such determination was made. Likewise, should the Company determine that it would be unable to realize additional amounts of deferred tax assets, an adjustment to the valuation allowance would be charged to tax expense in the period such determination was made. For example, if the Company was to make an investment in a new Affiliate located in a state where it has operating loss carryforwards, the projected taxable income from the new Affiliate could be offset by these operating loss carryforwards, justifying a reduction to the valuation allowance.

(m) Foreign Currency Translation

The assets and liabilities of Affiliates that are not based in the United States are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. The revenue and expenses of these Affiliates are translated into U.S. dollars using average exchange rates for the relevant period. Because of the permanent nature of the Company’s investments, net translation exchange gains and losses are excluded from net income but are recorded in other comprehensive income. Foreign currency transaction gains and losses are reflected in Investment and other income.

(n) Equity Based Compensation Plans

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). FAS 123R requires as an expense the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite service period. In addition, FAS 123R requires unrecognized costs related to options vesting after the date of initial adoption to be recognized as an expense in the financial statements over the remaining requisite service period.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation expense includes: (i) an expense for all unvested options outstanding on January 1, 2006, and (ii) an expense for all options granted subsequent to January 1, 2006. Compensation expense recognized under FAS 123R, net of tax, was $1,042 for the year ended December 31, 2006. This additional compensation expense decreased basic and diluted earnings per share by $0.03 and $0.02, respectively, for the year ended December 31, 2006.

The following table presents net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2004	2005
Net Income—as reported	$77,147	$119,069
Add: Total stock-based employee compensation expense included in reported net income, net of tax	—	—
Less: Stock-based compensation expense determined under fair value method net of tax	14,326	709
Net Income—FAS 123 pro forma	$62,821	$118,360
Earnings per share—basic—as reported	$2.57	$3.54
Earnings per share—basic—FAS 123 pro forma	2.09	3.52
Earnings per share—diluted—as reported	2.02	2.81
Earnings per share—diluted—FAS 123 pro forma	1.66	2.80

FAS 123R also requires the Company to report any tax benefits realized upon the exercise of stock options that are in excess of the expense recognized for reporting purposes as a financing activity in the Company’s consolidated statement of cash flows. Prior to the adoption of FAS 123R, these tax benefits were presented as operating cash flows in the consolidated statements of cash flows. If the tax benefit realized is less than the expense, the tax shortfall is recognized in stockholders’ equity. To the extent the expense exceeds available windfall tax benefits, it is recognized in the Consolidated Statements of Income. Under FAS 123R, the Company was permitted to calculate its cumulative windfall tax benefits for the purposes of accounting for future tax shortfalls. The Company has elected to apply the long-form method for determining the pool of windfall tax benefits.

(o) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(p) Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective in the first quarter of 2007 and provides a comprehensive model for the accounting and disclosure of uncertain income tax return positions. The Company has completed its initial evaluation of the impact of FIN 48 and believes that it will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is effective in the first quarter of 2008 and establishes a framework for measuring fair value. The Company is in the process of evaluating the effect of FAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company can elect to adopt the provisions of FAS 159 either in the first quarter of 2007 or the first quarter of 2008. The Company is in the process of evaluating the potential future effect of FAS 159 on its financial statements.

2.   Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents, investments and, at times, certain financial instruments with various financial institutions. These financial institutions are typically located in cities in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

3.   Fixed Assets and Lease Commitments

Fixed assets consisted of the following:

	At December 31,
	2005	2006
Building and leasehold improvements	$31,830	$44,495
Office equipment	23,867	22,786
Furniture and fixtures	15,161	13,345
Land and improvements	12,607	13,403
Computer software	5,613	8,965
Fixed assets, at cost	89,078	102,994
Accumulated depreciation and amortization	(38,486)	(39,010)
Fixed assets, net	$50,592	$63,984

The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2006, the Company’s aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Year Ending December 31,	Required Minimum Payments
2007	$18,696
2008	18,117
2009	17,424
2010	14,910
2011	12,100
Thereafter	33,219

Consolidated rent expense for 2004, 2005 and 2006 was $16,708, $21,497 and $23,880, respectively.

4.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	At December 31,
	2005	2006
Accrued compensation	$80,510	$151,788
Accrued income taxes	19,542	29,550
Accounts payable	8,800	9,359
Accrued share repurchases	8,215	9,518
Deferred acquisition purchase price	7,849	—
Contract adjustment payments	6,588	6,025
Accrued professional services	4,666	7,287
Accrued interest	3,336	6,402
Deferred revenue	886	953
Other	36,319	25,845
	$176,711	$246,727

5.   Benefit Plans

The Company has three defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and several of its Affiliates, and non-qualified plans for certain senior employees. AMG’s other Affiliates generally have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each participating Affiliate, as the case may be, are able to make discretionary contributions for the benefit of qualified plan participants up to IRS limits.

The Company’s non-qualified Executive Retention Plan (the “ERP”) is designed to work in concert with the Company’s stockholder-approved Long-Term Executive Incentive Plan, providing a trust vehicle for long-term compensation awards based upon the Company’s performance and growth. The ERP permits the Compensation Committee to make awards that may be invested by the recipient in the Company’s common stock, in Affiliate investment products, and in cash accounts, in each case subject to vesting and forfeiture provisions. The Company’s contributions to the ERP are irrevocable. In addition, the Company has established a Deferred Compensation Plan that provides officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments and director fees, as applicable, on a pre-tax basis, and invest such deferred amounts in one or more specified measurement funds. While the Company has no obligation to do so, the Deferred Compensation Plan also provides the Company the opportunity to make discretionary contributions; in the event any such contributions are made, contributed amounts will be subject to vesting and forfeiture provisions.

Consolidated expenses related to the Company’s benefit plans in 2004, 2005 and 2006 were $9,055, $20,864 and $10,336, respectively.

6.   Senior Debt

The components of senior debt are as follows:

	At December 31,
	2005	2006
Senior revolving credit facility	$175,500	$365,500
Senior notes due 2006	65,750	—
	$241,250	$365,500

Senior Revolving Credit Facility

The Company entered into an amended and restated senior revolving credit facility (the “Facility”) in December 2005, which allows for borrowings of up to $550 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company’s credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to borrow up to an aggregate of $650 million under this Facility.  Following the successful remarketing of the Company’s 2004 PRIDES (as described in Note 8), the Facility will mature in December 2010. The Facility contains financial covenants with respect to net worth, leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of all capital stock or other equity interests owned by the Company. The Company pays a quarterly commitment fee on the daily unused portion of the Facility, which fee amounted to $717, $676 and $602 for the years ended December 31, 2004, 2005 and 2006, respectively (see Note 24—Subsequent Events).

Senior Notes due 2006

In December 2001, the Company issued $230,000 of mandatory convertible securities (“2001 PRIDES”). Each unit of the 2001 PRIDES initially consisted of (i) a senior note due November 2006 with a principal amount of $25 per note, and (ii) a forward purchase contract pursuant to which the holder agreed to purchase shares of the Company’s common stock in November 2004. The Company repurchased $154,250 in aggregate principal amount of the senior notes component of the 2001 PRIDES (“Senior Notes due 2006”) and settled the forward purchase contracts in 2004. The Company reported a loss of $2,493 on its repurchase of these notes, which was recorded in Investment and other income, and the Company realized a gain of $3,719 relating to the settlement of the forward purchase contracts, which was recorded directly to stockholders’ equity. Also in 2004, the Company issued 3.4 million shares of common stock and received proceeds of $190,750. In 2005, the Company repurchased $10,000 of the Senior Notes due 2006; the remaining $65,750 matured and was repaid in November 2006.

7.   Senior Convertible Debt

The components of senior convertible debt are as follows:

	At December 31,
	2005	2006
Zero coupon senior convertible notes	$124,232	$113,358
Floating rate senior convertible securities	300,000	300,000
	$424,232	$413,358

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase and conversion of $129,231 principal amount of such notes, $121,769 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $53.34) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of December 31, 2006, upon conversion a holder of each security would receive an additional 5.453 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company’s common stock, the floating rate convertible securities may not be convertible in certain future periods.

As further described in Note 11, the Company has entered into interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150,000 of the floating rate convertible securities. Through February 2008, the Company will pay a weighted average fixed rate of 3.28% on that notional amount.

8.   Mandatory Convertible Securities

In February 2004, the Company issued $300,000 of mandatory convertible securities (“2004 PRIDES”). As described below, these securities are structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract. The current portion of the contract adjustment payments, approximately $6,025, is recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of December 31, 2006, the purchase contracts would have a settlement rate of 12.990.

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

9.   Junior Convertible Trust Preferred Securities

In April 2006, the Company issued $300,000 of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291,000 of convertible trust preferred securities to investors. Under FIN 46R, the trust is not consolidated in the Company’s financial statements. The junior subordinated convertible debentures and convertible trust preferred securities (together, the “junior convertible trust preferred securities”) have substantially the same terms.

The junior convertible trust preferred securities bear interest at 5.1% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.333 shares of the Company’s common stock, which represents a conversion price of $150 per share. Upon conversion, investors will receive cash or shares of the Company’s common stock (or a combination of cash and common stock) at the election of the Company. The junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011. On or after April 15, 2011, the junior convertible trust preferred securities may be redeemed if the closing price of the Company’s common stock exceeds $195 for a specified period of time. The trust’s only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

10.   Income Taxes

A summary of the provision for income taxes is as follows:

		Year Ended December 31,
		2004	2005	2006
Current:	Federal	$17,791	$31,399	$38,971
	State	2,539	2,005	6,344
	Foreign	—	5,491	9,952
Deferred:	Federal	28,283	30,424	33,261
	State	3,333	2,158	1,900
	Foreign	—	(894)	(3,818)
		$51,946	$70,583	$86,610

The components of income before income taxes consisted of the following:

	Year Ended December 31,
	2004	2005	2006
Domestic	$123,722	$163,912	$186,249
Foreign	5,371	25,740	51,638
	$129,093	$189,652	$237,887

The Company’s effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2004	2005	2006
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.4	2.2
Non-deductible expenses	0.7	0.2	—
Valuation allowance	2.9	0.6	0.8
Foreign taxes	0.5	2.9	2.6
Foreign tax credits	(0.5)	(2.9)	(4.2)
	40.2%	37.2%	36.4%

The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2005	2006
Deferred assets (liabilities):
State net operating loss and credit carryforwards	$12,097	$14,126
Intangible asset amortization	(139,866)	(170,216)
Non-deductible intangible amortization	(27,727)	(26,946)
Deferred compensation	1,712	—
Convertible securities interest	(12,854)	(19,807)
Fixed asset depreciation	(1,806)	(1,956)
Deferred income	(2,271)	(398)
Accrued expenses	189	739
	(170,526)	(204,458)
Valuation allowance	(12,097)	(14,126)
Net deferred income taxes	$(182,623)	$(218,584)

Deferred tax liabilities are primarily the result of tax deductions for the Company’s intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In contrast, the intangible assets associated with the Company’s recent investment in its Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. As such, at the time of its investment, the Company recorded a deferred tax liability that represents the tax effect of the future book amortization of these assets. The Company’s floating rate senior convertible securities, mandatory convertible securities and junior convertible trust preferred securities also currently generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

At December 31, 2006, the Company had state net operating loss carryforwards that will expire over a 15-year period beginning in 2006. The valuation allowance at December 31, 2005 and 2006 is related to the uncertainty of the realization of most of these loss carryforwards, which realization depends upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the year ended December 31, 2006 is attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

In 2006, the Company reduced its deferred tax liabilities for non-deductible intangible amortization by $1,408 to reflect a reduction in Canadian federal income tax rates that was enacted in June 2006 and will become effective beginning in 2008. The reduction of these deferred tax liabilities was recorded as a benefit in the 2006 income tax provision.

11.   Derivative Financial Instruments

The Company periodically uses interest rate derivative contracts to manage market exposures associated with its variable interest rate debt by creating offsetting fixed rate market exposures. As of December 31, 2006, the Company had $150 million notional amount of interest rate swap contracts that fix the interest rate on the floating rate senior convertible securities to a weighted average interest rate of approximately 3.28% through February 2008.

The Company records all derivatives on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. At December 31, 2005 and 2006, the unrealized gain, before taxes, on the derivative instruments was $2,962 and $2,392, respectively. The Company expects no portion of the unrealized gain to be reclassified from accumulated other comprehensive income to net income over the next 12 months.

12.   Comprehensive Income

A summary of comprehensive income, net of applicable taxes, is as follows:

	For the year ended December 31,
	2004	2005	2006
Net Income	$77,147	$119,069	$151,277
Foreign currency translation adjustment	1,132	13,781	(1,832)
Change in net unrealized gain (loss) on derivative instruments	(232)	2,098	(358)
Change in unrealized gain (loss) on investment securities	11	(50)	100
Reclassification of unrealized gain on investment securities to realized gain	(318)	(610)	—
Comprehensive income	$77,740	$134,288	$149,187

The components of accumulated other comprehensive income, net of taxes, were as follows:

	At December 31,
	2005	2006
Foreign currency translation adjustment	$14,913	$13,081
Unrealized gain (loss) on investment securities	(23)	77
Unrealized gain on derivative instruments	1,866	1,508
Accumulated other comprehensive income	$16,756	$14,666

13.   Commitments and Contingencies

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

14.   Business Combinations

The Company’s Affiliate investments in the years ended December 31, 2004, 2005 and 2006 totaled $508,781, $267,169 and $144,580, respectively. These investments were made pursuant to the Company’s growth strategy designed to generate shareholder value by making investments in mid-sized investment management firms and other strategic transactions designed to expand the Company’s participation in its three principal distribution channels.

In December 2006, the Company expanded its product offerings in the Institutional distribution channel through the acquisition of a majority equity interest in Chicago Equity Partners, LLC, which manages a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles. The firm’s client base includes over 120 institutional investors, including public funds, corporations, endowments and foundations, Taft-Hartley plan sponsors and certain mutual fund advisers. The transaction was financed through borrowings under the Company’s senior revolving credit facility.

In 2005, the Company completed the acquisition of a group of Canadian asset management firms. These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products. The transaction was financed through borrowings under the Company’s senior revolving credit facility, the issuance of common stock, and available cash.

In 2005, through Managers Investment Group LLC, the Company completed the acquisition of approximately $3.0 billion of assets under management from Fremont Investment Advisors, Inc. (“FIA”). The acquisition included the Fremont Funds, a diversified family of no load mutual funds managed by independent sub advisors and professionals at FIA, as well as FIA assets in separate accounts and 401(k) plans. The transaction was financed through available cash.

In 2004, the Company acquired a minority equity interest in AQR Capital Management, LLC (“AQR”). Based in Greenwich, Connecticut, AQR offers quantitatively managed hedge funds and long-only international equity products provided through collective investment vehicles and separate accounts. This transaction is accounted for under the equity method of accounting. The transaction was financed through the Company’s available cash and borrowings under its senior revolving credit facility.

In 2004, the Company acquired a controlling interest in the growth equity business of TimesSquare Capital Management, LLC (“TimesSquare”). TimesSquare manages growth-oriented small and mid-cap investment products in the Institutional and Mutual Fund distribution channels. TimesSquare’s management team holds the remaining interest. The transaction was financed through the Company’s available cash.

The Company purchased an additional interest in its Affiliate, Friess Associates, LLC (“Friess”) in 2004 pursuant to the terms of the Company’s original investment in Friess in 2001. The transaction was financed through the Company’s available cash. Friess is the advisor to the Brandywine family of no-load mutual funds and also advises separate portfolios for charitable foundations, major corporations and high net worth individuals.

In 2004, the Company acquired a controlling interest in Genesis Fund Managers, LLP (“Genesis”). Genesis manages emerging markets equity investment products, primarily for institutional clients in the United States, United Kingdom, Europe and Australia. Genesis’ management team holds the remaining interest. The transaction was financed through the Company’s available cash.

The assets and liabilities of the investments in acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as an increase in goodwill. The results of operations of acquired businesses have been included in the Consolidated Financial Statements beginning as of the date of acquisition. The following table summarizes the net assets acquired as of the respective acquisition dates during the years ended December 31, 2005 and 2006:

	2005(1)	2006(2)
Current assets, net	$7,679	$11,488
Fixed assets	2,145	2,045
Definite-lived acquired client relationships	54,069	43,481
Indefinite-lived acquired client relationships	11,200	2,611
Equity investments in Affiliates	36,199	—
Deferred income taxes	(27,086)	—
Deferred purchase price	(10,015)	—
Goodwill	193,796	87,040
Net assets acquired	$267,987	$146,665

(1)           In connection with the Company’s investment in equity method Affiliates in 2005, approximately $22,000 of acquired client relationships and $14,200 of goodwill have been classified within Equity investments in Affiliates.

(2)           The Company’s purchase price allocation of Chicago Equity Partners is subject to the finalization of the valuation of acquired client relationships. As a result, these preliminary amounts may be revised in future periods.

Unaudited pro forma financial results are set forth below, giving consideration to the investments and acquisitions in 2005 and 2006, as if such transactions occurred as of the beginning of 2005, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	Year Ended December 31,
	2005	2006
Revenue	$976,751	$1,201,686
Net Income	123,153	152,460
Earnings per share—basic	$3.64	$4.87
Earnings per share—diluted	2.93	3.77

In conjunction with certain acquisitions, the Company has entered into agreements and is contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $165,000 through 2011. The specified financial targets for certain agreements will be measured beginning December 31, 2007. In the event the first financial target is achieved, the Company will make a payment of up to $50 million in 2008.

In addition to the investments described above, in the years ended December 31, 2004, 2005, and 2006, the Company completed additional investments in existing Affiliates and transferred interests in certain affiliated investment management firms. The financial effect of these transactions was not material to the Company’s results.

Many of the Company’s operating agreements provide Affiliate managers a conditional right to require AMG to purchase their retained equity interests at certain intervals. Certain agreements also provide AMG a conditional right to require Affiliate managers to sell their retained equity interests to the Company at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2006, the aggregate amount of these payments would have totaled approximately $1,324,800. In the event that all such transactions were closed, AMG would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of December 31, 2006, this amount would represent approximately $170,400 on an annualized basis.

15.   Goodwill and Acquired Client Relationships

In 2005 and 2006, the Company completed new investments, acquired additional interests in existing Affiliates and transferred certain interests to Affiliate management. The goodwill resulting from the acquisition of a group of Canadian firms is not deductible for tax purposes. The other goodwill generated during this period is deductible for tax purposes. The increase in goodwill associated with transactions with consolidated investments, net of the cost of transferred interests, the carrying amounts of goodwill, as well as the impact of foreign currency translation, are reflected in the following table for each of the Company’s operating segments, which are discussed in greater detail in Note 23:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2004	$345,731	$356,849	$185,987	$888,567
Goodwill acquired, net	86,897	84,188	22,711	193,796
Foreign currency translation	4,681	4,572	1,633	10,886
Balance, as of December 31, 2005	437,309	445,609	210,331	1,093,249
Goodwill acquired, net	17,490	58,692	8,350	84,532
Foreign currency translation	(238)	(233)	(83)	(554)
Balance, as of December 31, 2006	$454,561	$504,068	$218,598	$1,177,227

In connection with the Company’s equity method investments, approximately $186,600 and $185,300 of goodwill have been classified within Equity investments in Affiliates as of December 31, 2005 and 2006, respectively.

The following table reflects the components of intangible assets of consolidated investments as of December 31, 2005 and 2006:

	2005		2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$336,549	$109,108	$379,703	$136,486
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	256,251	—	258,849	—
Goodwill	1,093,249	—	1,177,227	—

For the Company’s consolidated investments, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2006, these relationships were being amortized over a weighted average life of approximately 12 years. Amortization expense was $18,339, $24,873 and $27,378 for the years ended December 31, 2004, 2005 and 2006, respectively. The Company estimates that amortization expense will be approximately $32,000 per year from 2007 through 2011, assuming no additional investments in new or existing Affiliates.

In connection with the Company’s equity method investments, approximately $93,800 and $86,300 of amortizable acquired client relationships have been classified within Equity investments in Affiliates, as of December 31, 2005 and 2006, respectively. These acquired client relationships are amortized over their expected useful lives. As of December 31, 2006, these relationships were being amortized over a weighted average life of approximately 11 years. Amortization expense of $8,483 and $9,290 was recorded relating to these acquired client relationships in 2005 and 2006, respectively. The Company estimates that amortization expense will be approximately $9,300 per year from 2007 through 2011, assuming no additional investment in equity method affiliates.

As a result of the sale of Affiliate equity interests to certain employees, the Company’s Affiliate ownership percentage in those Affiliates varies. Accordingly, the Company reported an increase in its stockholders’ equity and the carrying value of its investments (primarily goodwill and acquired client relationships) of approximately $2,200 in 2005, and a decrease in stockholders’ equity and the carrying value of its investments of approximately $11,569 in 2006.

16.   Minority Interest

Minority interest in the Consolidated Statements of Income includes the income allocated to owners of consolidated Affiliates, other than AMG. For the years ended December 31, 2004, 2005 and 2006, this income was $115,524, $144,263 and $212,523, respectively. Minority interest on the Consolidated Balance Sheets includes capital and undistributed profits owned by the managers of the consolidated Affiliates (including profits allocated to managers from the Owners’ Allocation and Operating Allocation). For the years ended December 31, 2004, 2005 and 2006, profit distributions to management owners were $121,714, $185,732 and $287,899, respectively.

17.   Stockholders’ Equity

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

Common Stock

The Company’s Board of Directors has authorized the issuance of up to 150,000,000 shares of Voting Common Stock and 3,000,000 shares of Class B Non-Voting Common Stock. In 2004, the Company’s Board of Directors authorized share repurchase programs in connection with the issuance of the Company’s 2004 PRIDES, pursuant to which the Company was authorized to repurchase (i) up to 3.0 million shares of common stock at the time of the closing of the Company’s 2004 PRIDES and (ii) an additional 1.5 million shares in 2005. The Company’s Board of Directors established share repurchase programs permitting the repurchase of up to an additional 4 million shares of common stock in March 2006, and a share repurchase program permitting for the repurchase of up to an additional 1.6 million shares of common stock in July 2006. The timing and amount of purchases are determined at the discretion of AMG’s management. In the year ended December 31, 2005, the Company repurchased 1.2 million shares of common stock at an average price of $76.10 per share. In the year ended December 31, 2006, the Company repurchased 5.5 million shares of common stock at an average price of $98.10 per share. As of December 31, 2006, the Company had the ability to acquire up to 0.8 million shares of common stock under its authorized share repurchase program (see Note 24—Subsequent Events).

In 2005, the Company net settled a forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders’ equity.

In March 2006, the Company entered into a series of call spread option agreements with a major securities firm. The agreements provide the Company the option, but not the obligation, to repurchase up to 0.9 million shares of its common stock, beginning in June 2007 and ending in December 2007, at a weighted-average price of $99.59 per share. If the Company’s prevailing share price exceeds $132.74, on a weighted-average basis during this period, the net number of shares available for repurchase under the agreements will be reduced. In the event the Company elects to exercise its option, the Company may elect to receive cash proceeds rather than shares of common stock. In connection with these agreements, the Company made payments of $13,290, which were recorded as a reduction of stockholders’ equity.

Convertible Securities

The Company’s 2004 PRIDES contain freestanding forward contracts that require holders to purchase shares of the Company’s common stock at a certain date in the future. Additionally, the Company’s zero coupon and floating rate convertible securities both contain an embedded right for holders to receive shares of the Company’s common stock under certain conditions. All of these arrangements, the forward equity sale agreement and call spread option agreements (described above) meet the definition of equity under FASB Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and are not considered derivative instruments under FAS 133 or required to be accounted for separately.

Stock Option and Incentive Plans

The Company established the 1997 Stock Option and Incentive Plan (as amended and restated, the “1997 Plan”), under which it is authorized to grant options to employees and directors. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

In 2002, the Company’s Board of Directors established the 2002 Stock Option and Incentive Plan (as amended and restated, the “2002 Plan”), under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan was approved by the Company’s Board of Directors. There are 3,375,000 shares of the Company’s common stock authorized for issuance under this plan.

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

In May 2006, the stockholders of the Company approved the 2006 Stock Option and Incentive Plan (the “2006 Plan”), under which the Company is authorized to grant stock options and stock appreciation rights to senior management, employees and directors. There are 3,000,000 shares of the Company’s common stock authorized for issuance under this plan.

The plans are administered by a committee of the Board of Directors. Under the plans, options generally vest over a period of three to four years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The following table summarizes the transactions of the Company’s stock option and incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2006	7,808,389	$41.26
Options granted	967,094	101.89
Options exercised	(1,287,781)	33.00
Options forfeited	(82,880)	52.13
Unexercised options outstanding—December 31, 2006	7,404,822	50.49	5.1
Exercisable at December 31, 2006	6,387,093	42.51	4.8
Exercisable and free from restrictions on transfer at December 31, 2006	5,196,266	39.59	4.2

The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $23,640, $41,442 and $78,371. As of December 31, 2006, the intrinsic value of options that were vested and free from restrictions on transfer was $340,563. As of that date, the total intrinsic value of all vested options (including those subject to restrictions on transfer) was $399,960, and the intrinsic value of unvested options was $4,640.

During the year ended December 31, 2006, the cash received and the actual tax benefit recognized for options exercised were $41,886 and $28,529, respectively. During the year ended December 31, 2006, the excess tax benefit classified as a financing cash flow was $23,047.

The Company’s Net Income for the year ended December 31, 2006 includes $1,042 of compensation expense and $612 of income tax benefits, related to our equity-based compensation arrangements. As of December 31, 2006, there was $28,247 of deferred compensation expense related to stock options which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).

The Company periodically issues Affiliate equity interests to certain Affiliate employees. The estimated fair value of equity granted in these awards, net of estimated forfeitures, is recorded as compensation expense over the service period as equity based compensation.

The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2004, 2005 and 2006 was $12.77, $20.95 and $28.66 per option, respectively, based on the assumptions stated below.

	Year Ended December 31,
	2004	2005	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	20.4%	19.9%	22.6%
Risk-free interest rate(2)	3.3%	4.4%	4.9%
Expected life of options (in years)(3)	4.4	5.0	4.4
Forfeiture rate(3)	0.0%	0.0%	5.0%

(1)           Based on the implied volatility of the Company’s common stock.

(2)           Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)           Based on historical data.

18.   Earnings Per Share

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

	Year Ended December 31,
	2004	2005	2006
Numerator:
Net Income	$77,147,000	$119,069,000	$151,277,000
Interest expense on contingently convertible securities, net of taxes	3,016,000	6,693,000	17,618,000
Net income, as adjusted	$80,163,000	$125,762,000	$168,895,000

	Year Ended December 31,
	2004	2005	2006
Denominator:
Average shares outstanding—basic	29,994,560	33,667,542	31,289,005
Effect of dilutive instruments:
Stock options	1,552,613	2,244,874	2,542,878
Forward equity agreement	41,550	88,654	—
Contingently convertible securities	8,055,953	8,688,585	10,727,266
Mandatory convertible securities	—	—	599,853
Average shares outstanding—diluted	39,644,676	44,689,655	45,159,002

The calculation of diluted earnings per share in the years ended December 31, 2004, 2005, and 2006 excludes the effect of the call spread option agreements and the potential exercise of options to purchase approximately 0.9, 0.1 and 0.9 million common shares, respectively, because the effect would be anti-dilutive. This calculation also excludes the effect of any potential exercise of the forward purchase contract component of the 2004 PRIDES and the 2001 PRIDES (prior to the August 2004 exercise) because the effect would have been anti-dilutive.

In 2005, the Company net settled its forward equity sale agreement for approximately $14,000 in cash, which was recorded as a reduction to stockholders’ equity. Prior to the settlement of the forward equity sale agreement, the Company was required to use the treasury stock method to measure potentially issuable shares.

As more fully discussed in Notes 7, 8, and 9, the Company had convertible securities outstanding during the years ended December 31, 2004, 2005 and 2006. The aggregate number of shares of common stock that could be issued in the future to settle these securities are deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the notes are then contractually convertible into the Company’s common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

For the years ended December 31, 2004, 2005 and 2006, the Company repurchased approximately 3.5, 1.2 and 5.5 million shares of common stock, respectively, under various stock repurchase programs.

19.   Financial Instruments and Risk Management

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

Notional amounts and credit exposures of derivatives

The notional amount of derivatives does not represent amounts that are exchanged by the parties, and thus are not a measure of the Company’s exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on other terms of the interest rate swap derivatives and the volatility of these rates and prices.

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

Fair Value

Financial Accounting Standard No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, interest rate contracts, notes payable and other items as defined in FAS 107.

Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or by using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale nor are there typically plans to settle liabilities prior to contractual maturity. Additionally, FAS 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company’s fair value information to other companies’ fair value information.

The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a revolving credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible debt, the floating rate senior convertible securities, the 2004 mandatory convertible debt, and the junior convertible trust preferred securities at December 31, 2006 was $223,446, $777,750, $450,267 and $321,900, respectively.

20.   Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2005 and 2006.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$201,612	$208,257	$234,126	$272,497
Operating income	74,492	75,783	80,769	104,011
Income before income taxes	41,215	41,653	45,254	61,530
Net Income	25,553	26,241	28,510	38,764
Earnings per share—diluted	$0.61	$0.63	$0.67	$0.90

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$278,042	$283,108	$280,440	$328,763
Operating income	103,706	104,474	102,059	143,674
Income before income taxes	55,937	51,632	52,613	77,705
Net Income	35,240	33,936	33,146	48,955
Earnings per share—diluted	$0.81	$0.86	$0.87	$1.21

In each of the quarters in 2006, the Company experienced an increase in revenue (and consequently operating income, income before income taxes, Net Income and Earnings per share) from the same period in 2005, primarily as a result of the growth in assets under management resulting from positive investment performance and cash flows and, to a lesser extent, from the Company’s investments in new Affiliates in 2005.

21.   Related Party Transactions

The Company recorded amounts payable to Affiliate partners of $4,567 and $36,736 in connection with the purchase of additional Affiliate equity interests in 2005 and 2006, respectively. The total amount due to Affiliate partners as of December 31, 2006 was $42,364, of which $41,086 is due in 2007 and is included as a current liability.

The Company recorded recourse notes receivable from Affiliate partners of $12,060 in connection with the transfer of Affiliate equity interests in 2006. The total amount due from Affiliate partners as of December 31, 2006 was $18,365.

In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

22.   Summarized Financial Information of Equity Affiliates

The following table presents summarized financial information for the years ended December 31, 2005 and 2006 on a combined 100 percent basis of the Affiliate investments accounted for under the equity method. Investments accounted for under the equity method were not significant in years prior to 2005.

	2005	2006
Current assets	$158,676	$154,755
Noncurrent assets	108,028	115,361
Current liabilities	23,612	41,175
Noncurrent liabilities	1,741	1,221
Revenue	269,004	345,852
Net Income	211,985	240,371

The Company’s share of undistributed earnings from equity method investments totaled $22,638 as of December 31, 2006.

23.   Segment Information

Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”) establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

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

Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company’s reported revenue but instead is included (net of operating expenses, including amortization) in “Income from equity method investments”, and reported in the distribution channel in which the Affiliate operates. Income tax attributable to the profits of the Company’s equity method Affiliates is reported within the Company’s consolidated income tax provision.

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

	2004
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$261,858	$262,356	$135,783	$659,997
Operating expenses:
Depreciation and other amortization	1,854	13,715	9,139	24,708
Other operating expenses	143,592	144,704	79,111	367,407
	145,446	158,419	88,250	392,115
Operating income	116,412	103,937	47,533	267,882
Non-operating (income) and expenses:
Investment and other income	(4,361)	(1,601)	(964)	(6,926)
Income from equity method investments	—	(1,265)	—	(1,265)
Investment income from Affiliate investments in partnerships	—	—	(269)	(269)
Interest expense	13,515	11,961	6,249	31,725
	9,154	9,095	5,016	23,265
Income before minority interest and income taxes	107,258	94,842	42,517	244,617
Minority interest	(43,948)	(49,872)	(21,704)	(115,524)
Income before income taxes	63,310	44,970	20,813	129,093
Income taxes	25,478	18,081	8,387	51,946
Net Income	$37,832	$26,889	$12,426	$77,147
Total assets	$779,824	$791,300	$362,297	$1,933,421
Goodwill	$345,731	$356,849	$185,987	$888,567

	2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$400,859	$385,681	$129,952	$916,492
Operating expenses:
Depreciation and amortization	4,185	17,863	9,854	31,902
Other operating expenses	235,795	231,779	81,961	549,535
	239,980	249,642	91,815	581,437
Operating income	160,879	136,039	38,137	335,055
Non-operating (income) and expenses:
Investment and other income	(4,379)	(3,797)	(695)	(8,871)
Income from equity method investments	(516)	(25,719)	(735)	(26,970)
Investment income from Affiliate investments in partnerships	—	—	(445)	(445)
Interest expense	15,657	17,264	4,505	37,426
	10,762	(12,252)	2,630	1,140
Income before minority interest and income taxes	150,117	148,291	35,507	333,915
Minority interest	(59,658)	(66,616)	(17,989)	(144,263)
Income before income taxes	90,459	81,675	17,518	189,652
Income taxes	33,674	30,386	6,523	70,583
Net Income	$56,785	$51,289	$10,995	$119,069
Total assets	$873,386	$1,106,187	$342,063	$2,321,636
Goodwill	$437,309	$445,609	$210,331	$1,093,249

	2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$501,739	$514,761	$153,853	$1,170,353
Operating expenses:
Depreciation and amortization	6,734	22,511	6,896	36,141
Other operating expenses	291,571	295,733	92,995	680,299
	298,305	318,244	99,891	716,440
Operating income	203,434	196,517	53,962	453,913
Non-operating (income) and expenses:
Investment and other income	(7,088)	(6,584)	(3,271)	(16,943)
Income from equity method investments	(1,087)	(34,503)	(2,728)	(38,318)
Investment income from Affiliate investments in partnerships	—	—	(3,400)	(3,400)
Interest expense	24,360	27,606	6,834	58,800
	16,185	(13,481)	(2,565)	139
Income before minority interest and income taxes	187,249	209,998	56,527	453,774
Minority interest	(80,333)	(106,536)	(25,654)	(212,523)
Minority interest in Affiliate investments in partnerships	—	—	(3,364)	(3,364)
Income before income taxes	106,916	103,462	27,509	237,887
Income taxes	38,869	37,715	10,026	86,610
Net Income	$68,047	$65,747	$17,483	$151,277
Total assets	$898,150	$1,279,981	$487,789	$2,665,920
Goodwill	$454,561	$504,068	$218,598	$1,177,227

As of December 31, 2004, an equity method investment of $252,597 is included in the total assets of the Institutional segment. As of December 31, 2005, equity method investments of $8,717, $282,189 and $10,570 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2006, equity method investments of $6,451, $273,170 and $13,819 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively.

24.   Subsequent Events

The Company entered into an amended and restated senior revolving credit facility (the “Facility”) in February 2007, which allows for borrowings of up to $650 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to borrow up to an aggregate of $800 million under this Facility. The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company.

On February 23, 2007, the Board of Directors approved a share repurchase program permitting the Company to repurchase 3.0 million shares of common stock, in addition to those shares that may be purchased pursuant to the Company’s previously authorized share repurchase programs. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative instruments. As of February 23, 2007, there were 3.2 million shares that could be purchased under the Company’s share repurchase programs.

Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Balance End of Period
Income Tax Valuation Allowance Year Ending December 31,
2006	$12,097	$2,029	$14,126
2005	10,337	1,760	12,097
2004	6,615	3,722	10,337

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We review on an ongoing basis and document our disclosure controls and procedures, and our internal controls and procedures over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for “Management’s Report on Internal Control over Financial Reporting.”

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Information required by this Item will be set forth in our proxy statement for our 2006 Annual Meeting of stockholders (to be filed within 120 days after December 31, 2006) (the “Proxy Statement”), and is incorporated herein by reference.

Item 11.                 Executive Compensation.

Information relating to executive compensation will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be set forth in our Proxy Statement, and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 1, 2007	By:	/s/ SEAN M. HEALEY
Sean M. Healey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM J. NUTT	Chairman of the Board of Directors	March 1, 2007
William J. Nutt
/s/ SEAN M. HEALEY	President, Chief Executive Officer, and Director	March 1, 2007
Sean M. Healey	(Principal Executive Officer)
/s/ DARRELL W. CRATE	Executive Vice President, Chief Financial Officer	March 1, 2007
Darrell W. Crate	and Treasurer (Principal Financial and Principal Accounting Officer)
/s/ RICHARD E. FLOOR	Director	March 1, 2007
Richard E. Floor
/s/ HAROLD J. MEYERMAN	Director	March 1, 2007
Harold J. Meyerman
/s/ RITA M. RODRIGUEZ	Director	March 1, 2007
Rita M. Rodriguez
/s/ PATRICK T. RYAN	Director	March 1, 2007
Patrick T. Ryan
/s/ JIDE J. ZEITLIN	Director	March 1, 2007
Jide J. Zeitlin

Exhibit Index

1.1	Pricing Agreement, dated as of October 13, 2004, among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International(11)
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amendment to Amended and Restated Certificate of Incorporation(12)
3.3	Amended and Restated By-laws(2)
3.4	Certificate of Designations, Preferences and Rights of a Series of Stock(3)
4.1	Specimen certificate for shares of common stock of the Registrant(2)
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

10.8	Pledge and Security Agreement, dated as of August 30, 2004, by and among the Registrant, The Bank of New York, as agent, and the several lenders from time to time parties to the Credit Agreement(10)
10.9	Confirmation of Forward Stock Sale Transaction, dated as of October 13, 2004, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International(11)
10.10†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(12)
10.11†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.12	Affiliated Managers Group, Inc. Amended and Restated Policy Regarding Special Trading Procedures(15)
21.1	Schedule of Subsidiaries(1)
23.1	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

†                     Indicates a management contract or compensatory plan

(1)           Filed herewith

(2)           Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(3)           Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(4)           Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

(5)           Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed April 19, 2000

(6)           Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2001

(7)           Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 31, 2001

(8)           Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 23, 2004

(9)           Incorporated by reference to the Registrant’s Quarterly Report or Form 10-Q filed May 10, 2004

(10) Incorporated by reference to the Registrants Current Report on Form 8-K filed September 3, 2004

(11) Incorporated by reference to the Registrant’s Current Report or Form 8-K filed October 15, 2004

(12) Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-129748) filed November 16, 2005

(13) Incorporated by reference to the Registrant’s Current Report on 8-K filed December 7, 2005

(14) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed October 9, 2005

(15) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 25, 2006

(16) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 31, 2003