Form 10-Q
period 2007-03-31
AFFILIATED MANAGERS GROUP INC
filed 2007-05-10
CIK 1004434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐    No ☒

There were 29,790,313 shares of the registrant’s common stock outstanding on May 4, 2007.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2006	2007

Revenue	$278,042	$309,837

Operating expenses:
Compensation and related expenses	116,517	138,932
Selling, general and administrative	43,483	45,506
Amortization of intangible assets	6,854	7,943
Depreciation and other amortization	1,896	2,365
Other operating expenses	5,586	2,789
	174,336	197,535
Operating income	103,706	112,302
Non-operating (income) and expenses:
Income from equity method investments	(5,599)	(7,971)
Investment and other income	(3,357)	(4,622)
Investment income from Affiliate investments in partnerships	(10,829)	(2,642)
Interest expense	11,482	18,387
	(8,303)	3,152

Income before minority interest and taxes	112,009	109,150
Minority interest	(45,869)	(48,473)
Minority interest in Affiliate investments in partnerships	(10,203)	(2,547)
Income before income taxes	55,937	58,130
Income taxes—current	13,791	13,012
Income taxes—intangible-related deferred	7,105	7,032
Income taxes—other deferred	(199)	1,464
Net Income	$35,240	$36,622

Earnings per share—basic	$1.05	$1.23
Earnings per share—diluted(1)	$0.81	$0.93

Average shares outstanding—basic	33,681,230	29,698,622
Average shares outstanding—diluted(1)	46,307,678	44,600,908

Supplemental disclosure of total comprehensive income:
Net Income	$35,240	$36,622
Other comprehensive income (loss)	(465)	3,167
Total comprehensive income	$34,775	$39,789

(1)             See Note 7 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$201,729	$124,084
Investment advisory fees receivable	201,385	178,269
Affiliate investments in partnerships	108,350	108,532
Affiliate investments in marketable securities	15,516	21,968
Prepaid expenses and other current assets	27,299	20,990
Total current assets	554,279	453,843
Fixed assets, net	63,984	65,224
Equity investments in Affiliates	293,440	280,087
Acquired client relationships, net	502,066	489,265
Goodwill	1,177,227	1,180,210
Other assets	74,924	99,456
Total assets	$2,665,920	$2,568,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,727	$111,574
Payables to related party	41,086	13,606
Total current liabilities	287,813	125,180
Senior debt	365,500	428,500
Senior convertible securities	413,358	408,840
Mandatory convertible securities	300,000	300,000
Junior convertible trust preferred securities	300,000	300,000
Deferred income taxes	218,584	221,605
Other long-term liabilities	11,209	30,234
Total liabilities	1,896,464	1,814,359
Commitments and contingencies (Note 8)	—	—
Minority interest	166,138	135,777
Minority interest in Affiliate investments in partnerships	104,096	104,187
Stockholders’ equity:
Common stock	390	390
Additional paid-in capital	609,369	627,167
Accumulated other comprehensive income	14,666	17,833
Retained earnings	654,465	691,087
	1,278,890	1,336,477
Less: treasury stock, at cost	(779,668)	(822,715)
Total stockholders’ equity	499,222	513,762
Total liabilities and stockholders’ equity	$2,665,920	$2,568,085

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2006	2007
Cash flow used in operating activities:
Net Income	$35,240	$36,622
Adjustments to reconcile Net Income to net cash flow used in operating activities:
Amortization of intangible assets	6,854	7,943
Amortization of issuance costs	663	758
Depreciation and other amortization	1,896	2,365
Deferred income tax provision	6,906	8,496
Accretion of interest	596	708
Income from equity method investments, net of amortization	(5,599)	(7,971)
Distributions received from equity method investments	21,022	20,513
Tax benefit from exercise of stock options	3,010	3,539
Stock option expense	378	2,644
Other adjustments	2	1,153
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(7,448)	23,466
Decrease in Affiliate investments in partnerships	—	2,173
Decrease in prepaids and other current assets	2,491	791
(Increase) decrease in other assets	3,884	(12,144)
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(32,975)	(109,874)
Decrease in minority interest	(39,003)	(28,521)
Cash flow used in operating activities	(2,083)	(47,339)
Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(9,358)	(25,855)
Purchase of fixed assets	(7,136)	(4,086)
Purchase of investment securities	(6,562)	(12,500)
Sale of investment securities	—	4,629
Cash flow used in investing activities	(23,056)	(37,812)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	107,000	136,000
Repayments of senior bank debt	(63,500)	(73,000)
Issuance of common stock	32,407	35,625
Repurchase of common stock	(69,855)	(109,003)
Issuance costs	(5)	(1,556)
Excess tax benefit from exercise of stock options	11,239	22,340
Cost of call spread option agreements	(13,290)	—
Repayments of notes payable and other liabilities	(4,490)	(1,009)
Redemptions of minority interest- Affiliate investments in partnerships	—	(2,173)
Cash flow from (used in) financing activities	(494)	7,224
Effect of foreign exchange rate changes on cash and cash equivalents	(71)	282
Net decrease in cash and cash equivalents	(25,704)	(77,645)
Cash and cash equivalents at beginning of period	140,423	201,729
Cash and cash equivalents at end of period	$114,719	$124,084

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$985	$16,431
Payables recorded for Affiliate equity purchases	185	7,505
Stock issued for zero coupon senior convertible note conversions	9,935	4,658

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Affiliated Managers Group, Inc. (“Company” or “AMG”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Senior Debt

The Company has a senior revolving credit facility (the “Facility”) which allows for borrowings of up to $650,000 at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company’s credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to borrow up to an aggregate of $800,000 under this Facility. The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage.  The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes.  Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company.

3. Senior Convertible Securities

The components of senior convertible securities are as follows:

	December 31, 2006	March 31, 2007
Zero coupon senior convertible notes	$113,358	$108,840
Floating rate senior convertible securities	300,000	300,000
	$413,358	$408,840

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase or conversion of an aggregate of $134,231 principal amount of such notes, $116,769 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $53.41) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock exceeds a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof.  The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture.  Subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable quarterly in cash. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of March 31, 2007, upon conversion, a holder of each security would receive an additional 5.626 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture.  Subject to changes in the price of the Company’s common stock, the floating rate convertible securities may not be convertible in certain future periods.

The Company has interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150,000 of the floating rate convertible securities.  Through February 2008, the Company will pay a weighted average fixed rate of 3.28% on that notional amount.

4. Mandatory Convertible Securities

In February 2004, the Company issued $300,000 of mandatory convertible securities (“2004 PRIDES”). As described below, these securities are structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract through February 2008, and all of these payments are recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of March 31, 2007, the purchase contracts would have a settlement rate of 13.140.

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

The junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash.  Each $50 security is convertible, at any time, into 0.333 shares of the Company’s common stock, which represents a conversion price of $150 per share.  Upon conversion, investors will receive cash or shares of the Company’s common stock (or a combination of cash and common stock) at the election of the Company.  The junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011.  On or after April 15, 2011, they may be redeemed if the closing price of the Company’s common stock exceeds $195 for a specified period of time. The trust’s only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

6. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for liabilities related to tax return positions that may be deemed to be uncertain. The adoption of FIN 48 did not result in a material adjustment to the Company’s liability for uncertain tax positions.  On January 1, 2007 the Company carried a liability for uncertain tax positions of $21,300, including $3,761 for interest and related charges.  In the event that all of these liabilities were resolved favorably, the Company would reduce its income tax provision by approximately $11,800, thereby lowering its effective tax rate.

The Company’s policy is to include interest and related charges in its income tax provision. The Company or its subsidiaries files income tax returns in federal, various state, and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2006	2007
Current:
Federal	$9,309	$9,060
State	1,674	1,567
Foreign	2,808	2,385
Total Current	$13,791	$13,012
Deferred:
Federal	$7,091	$8,754
State	405	500
Foreign	(590)	(758)
Total Deferred	$6,906	$8,496
Provision for Income Taxes	$20,697	$21,508

The components of deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2006	2007
Deferred assets (liabilities):
State net operating loss carryforwards	$14,126	$15,181
Intangible asset amortization	(170,216)	(172,218)
Non-deductible intangible amortization	(26,946)	(24,937)
Deferred compensation	—	112
Convertible securities interest	(19,807)	(21,795)
Fixed asset depreciation	(1,956)	(2,358)
Deferred income	(398)	(1,421)
Accrued expenses	739	1,012
	(204,458)	(206,424)
Valuation allowance	(14,126)	(15,181)
Net deferred income taxes	$(218,584)	$(221,605)

Deferred tax liabilities are primarily the result of tax deductions for the Company’s intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The intangible assets associated with the Company’s investments in its Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes.  At the time of its investment in these Affiliates, the Company recorded a deferred tax liability that represents the tax effect of the future book amortization of these assets. The Company’s floating rate senior convertible securities, mandatory convertible securities and junior convertible trust preferred securities also generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

At March 31, 2007, the Company had state net operating loss carryforwards that will expire over a 15 year period beginning in 2007. The valuation allowances at December 31, 2006 and March 31, 2007 are related to the uncertainty of the realization of these loss carryforwards, which realization depends upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended March 31, 2007 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

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

	For the Three Months Ended March 31,
	2006	2007
Numerator:
Net Income	$35,240,000	$36,622,000
Interest expense on convertible securities, net of taxes	2,278,000	5,073,000
Net Income, as adjusted	$37,518,000	$41,695,000

	For the Three Months Ended March 31,
	2006	2007
Denominator:
Average shares outstanding — basic	33,681,230	29,698,622
Effect of dilutive instruments:
Stock options	2,630,276	2,314,707
Senior convertible securities	9,448,476	9,353,666
Mandatory convertible securities	547,696	1,233,913
Junior convertible trust preferred securities	—	2,000,000
Average shares outstanding — diluted	46,307,678	44,600,908

The calculation of diluted earnings per share for the three months ended March 31, 2006 and 2007 excludes the effect of the call spread option agreements and the potential exercise of options to purchase approximately 0.1 and 1.0 million common shares, respectively, because their effect would be anti-dilutive.

As more fully discussed in Notes 3 and 5, the Company had convertible securities outstanding during the three months ended March 31, 2006 and 2007. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share.  This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the securities are then contractually convertible into the Company’s common stock.  For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

For the three months ended March 31, 2006 and 2007, the Company repurchased approximately 0.7 and 0.9 million shares, respectively, of common stock under various stock repurchase programs.

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

Many of the Company’s operating agreements provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. These agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such interests upon the occurrence of such events. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2007, the aggregate amount of these payments would have totaled approximately $1,444,800. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of March 31, 2007, this amount would represent approximately $183,400 on an annualized basis.  The partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company’s approval or other restrictions.

9. Affiliate Investments in Partnerships

Several of the Company’s Affiliates are general partners in investment partnerships. Under Emerging Issues Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”), a general partner is required to consolidate any partnership that it controls, including those interests in the partnerships in which the Company does not have ownership rights. A general partner is presumed to control a partnership unless the limited partners have certain rights to remove the general partner or other substantive rights to participate in partnership operations.  If the general partner does not control a partnership, it is required to account for its interest in the partnership using the equity method of accounting.

Assets of the consolidated partnerships are reported as “Affiliate investments in partnerships.” Substantially all of these assets are held by investors that are unrelated to the Company, and reported as “Minority interest in Affiliate investments in partnerships.” Income from these partnerships is presented as “Investment income from Affiliate investments in partnerships” in the consolidated statements of income.  The portion of this income that is attributable to investors that are unrelated to the Company is reported as a “Minority interest in Affiliate investments in partnerships.” During the three months ended March 31, 2006 and 2007 the partnerships purchased investments (principally equity securities) totaling $29,835 and $46,531, respectively, and sold investments totaling $29,835 and $48,704, respectively. In addition, during the three months ended March 31, 2007 the partnerships had client subscriptions of $2,826 and client redemptions of $4,999.

As of December 31, 2006 and March 31, 2007, the Company’s investments in partnerships that are not controlled by its Affiliates were $21,449 and $30,158, respectively. These assets are reported within “Other assets” in the consolidated balance sheet. The income or loss related to these investments is classified within “Investment and other income” in the consolidated statement of income.

10.  Affiliate Investments in Marketable Securities

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

The cost of Affiliate investments in marketable securities was $14,342 and $20,985 as of December 31, 2006 and March 31, 2007, respectively. Gross unrealized gains on these investments were $1,379 and $1,163 as of December 31, 2006 and March 31, 2007, respectively.

11. Related Party Transactions

 The Company periodically records amounts payable to Affiliate partners in connection with the purchase of additional Affiliate equity interests. The total amount payable to Affiliate partners as of March 31, 2007 was $14,884, of which $13,606 is due within one year and reported as a current liability.

The Company records notes receivable from Affiliate partners in connection with the transfer of Affiliate equity interests. The total amount due from Affiliate partners as of March 31, 2007 was $37,017.

In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

12. Equity-Based Compensation Plans

The following table summarizes the transactions of the Company’s stock option and incentive plans for the three months ended March 31, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2007	7,404,822	$50.49
Options granted	85,000	106.58
Options exercised	(953,651)	37.68
Options forfeited	(71,053)	91.03
Unexercised options outstanding—March 31, 2007	6,465,118	52.67	5.0
Exercisable at March 31, 2007	5,458,605	43.61	4.8
Exercisable and free from restrictions on transfer at March 31, 2007	4,254,490	40.18	4.0

The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2007 was $25.45, based on the assumptions stated below.

For the Three Months Ended March 31, 2007
Dividend yield	0.0%
Expected volatility(1)	22.9%
Risk-free interest rate(2)	4.4%
Expected life of options (in years)(3)	3.5
Forfeiture rate(3)	5.0%

(1)             Based on the implied volatility of the Company’s common stock.

(2)             Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)             Based on historical data.

The Company’s Net Income for the three months ended March 31 2007 includes $1,666 of compensation expense, and $978 of income tax benefits, related to our equity-based compensation arrangements. As of March 31, 2007, there was $28,301 of deferred compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately three years (assuming no forfeitures).

13. Call Spread Option Agreements

In March 2006, the Company entered into a series of call spread option agreements with a major securities firm.  The agreements provide the Company the option, but not the obligation, to repurchase up to 917,000 shares of its common stock, beginning in June 2007 and ending in December 2007, at a weighted-average price of $99.59 per share.  If the Company’s prevailing share price exceeds $132.74 on a weighted-average basis during this period, the net number of shares available for repurchase under the agreements will be reduced.

In the event the Company exercises its option, the Company may elect to receive cash proceeds rather than shares of common stock.  In connection with these agreements, the Company made payments of $13,290, which were recorded as a reduction of stockholders’ equity.

14. Segment Information

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

Statements of Income
	For the Three Months Ended March 31, 2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$121,214	$119,794	$37,034	$278,042
Operating expenses:
Depreciation and other amortization	1,659	5,043	2,048	8,750
Other operating expenses	74,987	67,754	22,845	165,586
	76,646	72,797	24,893	174,336
Operating income	44,568	46,997	12,141	103,706
Non-operating (income) and expenses:
Income from equity method investments	(308)	(4,711)	(580)	(5,599)
Investment and other income	(2,024)	(892)	(441)	(3,357)
Investment income from Affiliate investments in partnerships	—	—	(10,829)	(10,829)
Interest expense	4,771	5,252	1,459	11,482
	2,439	(351)	(10,391)	(8,303)
Income before minority interest and income taxes	42,129	47,348	22,532	112,009
Minority interest	(16,321)	(23,658)	(5,890)	(45,869)
Minority interest in Affiliate investments in partnerships	—	—	(10,203)	(10,203)
Income before income taxes	25,808	23,690	6,439	55,937
Income taxes	9,549	8,766	2,382	20,697
Net Income	$16,259	$14,924	$4,057	$35,240

	For the Three Months Ended March 31, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$133,258	$136,594	$39,985	$309,837
Operating expenses:
Depreciation and other amortization	2,658	5,550	2,100	10,308
Other operating expenses	80,303	82,470	24,454	187,227
	82,961	88,020	26,554	197,535
Operating income	50,297	48,574	13,431	112,302
Non-operating (income) and expenses:
Income from equity method investments	(321)	(6,959)	(691)	(7,971)
Investment and other income	(2,359)	(1,401)	(862)	(4,622)
Investment income from Affiliate investments in partnerships	—	—	(2,642)	(2,642)
Interest expense	7,350	8,598	2,439	18,387
	4,670	238	(1,756)	3,152
Income before minority interest and income taxes	45,627	48,336	15,187	109,150
Minority interest	(18,372)	(24,276)	(5,825)	(48,473)
Minority interest in Affiliate investments in partnerships	—	—	(2,547)	(2,547)
Income before income taxes	27,255	24,060	6,815	58,130
Income taxes	10,084	8,903	2,521	21,508
Net Income	$17,171	$15,157	$4,294	$36,622

Balance Sheet Information

	Mutual Fund	Institutional	High Net Worth	Total

Total assets as of December 31, 2006	$898,150	$1,279,981	$487,789	$2,665,920
Total assets as of March 31, 2007	$916,575	$1,173,592	$477,918	$2,568,085

15. Goodwill and Acquired Client Relationships

During the three months ended March 31, 2007, the Company acquired interests from and transferred interests to Affiliate management partners. Most of the goodwill acquired during the three months ended March 31, 2007 is deductible for tax purposes.

The following table presents the change in goodwill during the three months ended March 31, 2007.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2006	$454,561	$504,068	$218,598	$1,177,227
Goodwill acquired, net	(535)	(251)	1,744	958
Foreign currency translation	871	850	304	2,025
Balance, as of March 31, 2007	$454,897	$504,667	$220,646	$1,180,210

The following table reflects the components of intangible assets of the Company’s Affiliates that are consolidated as of December 31, 2006 and March 31, 2007:

	December 31, 2006		March 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$379,703	$136,486	$374,845	$144,429

Non-amortized intangible assets:
Acquired client relationships - mutual fund management contracts	258,849	—	258,849	—
Goodwill	1,177,227	—	1,180,210	—

For the Company’s Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2007, these relationships were being amortized over a weighted average life of approximately 12 years. The Company estimates that its consolidated annual amortization expense will be approximately $32,000 for the next 5 years, assuming no additional investments in new or existing Affiliates.

The definite-lived acquired client relationships attributable to the Company’s equity method investments are amortized over their expected useful lives. As of March 31, 2007, these relationships were being amortized over approximately 11 years.  Amortization expense for these relationships was $2,316 and $2,307 for the three months ended March 31, 2006 and 2007. The Company estimates that the annual amortization expense attributable to its current equity-

method Affiliates will be approximately $9,300 for the next five years.

16. Recent Accounting Developments

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115” (“FAS 159”). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company will adopt FAS 159 in the first quarter of 2008 and is in the process of evaluating the possible effect that FAS 159 will have on its financial statements.

17. Comprehensive Income

A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended March 31,
	2006	2007
Net Income	$35,240	$36,622
Foreign currency translation adjustment(1)	(1,132)	3,481
Change in net unrealized gain on investment securities	174	15
Change in net unrealized gain (loss) on derivative securities	493	(329)
Comprehensive income	$34,775	$39,789

(1)  Foreign currency translation in the three months ended March 31, 2006 and 2007 results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31,	March 31,
	2006	2007
Foreign currency translation	$13,081	$16,562
Unrealized gain on investment securities	77	92
Unrealized gain on derivative securities	1,508	1,179
Accumulated other comprehensive income	$14,666	$17,833

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

•                                          we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•                                          those certain other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Through our Affiliates, we manage approximately $249 billion in assets (as of March 31, 2007) in approximately 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

For the three months ended March, 31, 2007 approximately $75.4 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $48.5 million of our Affiliates’ profits to their managers (referred to in our Consolidated Statements of Income as “Minority interest”).

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes resulting from client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, over 30 Affiliate products, representing approximately $30 billion of assets under management, also bill on the basis of absolute or relative investment performance (“performance fees”). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms’ profits (net of intangible amortization) is reported in “Income from equity method investments,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms’ assets under management (which totaled $49.6 billion as of March 31, 2007) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

The following table presents our Affiliates’ reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes — Quarter to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2006	$58.2	$154.7	$28.2	$241.1
Net client cash flows	0.1	2.2	(0.4)	1.9
Other Affiliate transactions(1)	(0.9)	—	—	(0.9)
Investment performance	1.8	3.8	0.9	6.5
March 31, 2007	$59.2	$160.7	$28.7	$248.6

(1)             We transferred our interest in an Affiliate during the first quarter of 2007.

The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management represent an average of the assets at the beginning and end of each calendar quarter during the applicable period. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended March 31,
(in millions, except as noted)	2006	2007	% Change
Average assets under management (1) (in billions)
Mutual Fund	$53.2	$59.6	12%
Institutional	115.2	157.1	36%
High Net Worth	25.6	28.5	11%
Total	$194.0	$245.2	26%
Revenue
Mutual Fund	$121.2	$133.2	10%
Institutional	119.8	136.6	14%
High Net Worth	37.0	40.0	8%
Total	$278.0	$309.8	11%
Net Income
Mutual Fund	$16.2	$17.1	6%
Institutional	14.9	15.2	2%
High Net Worth	4.1	4.3	5%
Total	$35.2	$36.6	4%
EBITDA(2)
Mutual Fund	$32.3	$37.3	15%
Institutional	36.2	40.4	12%
High Net Worth	10.0	11.4	14%
Total	$78.5	$89.1	14%

(1)             Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $33.7 billion and $48.0 billion for the three months ended March 31, 2006, and 2007, respectively.

(2)             EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including reconciliation to cash flow from operations, is described in greater detail in “Liquidity and Capital Resources — Supplemental Liquidity Measure”.  For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

Revenue

Our revenue is generally determined by the level of our assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees.

Our revenue increased $31.8 million (or 11%) in the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, primarily as a result of a 26% increase in average assets under management.  This increase in average assets under management resulted principally from positive investment performance, positive net client cash flows and our 2006 investment in Chicago Equity Partners. The increase in revenue was proportionately less than the increase in average assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.  Unrelated to the change in assets under management, our performance fees in the quarter ended March 31, 2007 declined as compared to the quarter ended March 31, 2006.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

Our revenue in the Mutual Fund distribution channel increased $12.0 million (or 10%) in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, primarily as a result of a 12% increase in average assets under management. This increase in assets under management resulted principally from positive investment performance and, to a lesser degree, our 2006 investment in Chicago Equity Partners.

Institutional Distribution Channel

Our revenue in the Institutional distribution channel increased $16.8 million (or 14%) in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, primarily as a result of a 36% increase in average assets under management. This increase in assets under management resulted principally from positive net client cash flows, positive investment performance and our 2006 investment in Chicago Equity Partners. The increase in revenue was proportionately less than the increase in average assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.  Unrelated to the change in assets under management, our performance fees in the quarter ended March 31, 2007 declined as compared to the quarter ended March 31, 2006.

High Net Worth Distribution Channel

Our revenue in the High Net Worth distribution channel increased $3.0 million (or 8%) in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, primarily as a result of a 11% increase in average assets under management.  This increase in assets under management resulted principally from positive investment performance.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
(dollars in millions)	2006	2007	% Change
Compensation and related expenses	$116.5	$138.9	19%
Selling, general and administrative	43.5	45.5	5%
Amortization of intangible assets	6.8	7.9	16%
Depreciation and other amortization	1.9	2.4	26%
Other operating expenses	5.6	2.8	(50)%
Total operating expenses	$174.3	$197.5	13%

The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expenses are impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three months ended March 31, 2007, approximately $75.4 million (or 54%) of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

Compensation and related expenses increased 19% in the three months ended March 31, 2007, primarily as a result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increase also related to a $3.9 million increase in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006, and $1.8 million of employee transition and severance costs.  The percentage increase in compensation and related expenses was proportionally greater than the increase in revenue because of an increase in compensation at certain profit-based Affiliates in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

Selling, general and administrative expenses increased 5% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  The increase was principally attributable to a $0.7 million increase in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006 and an increase in administrative expenses attributable to our Affiliates.

Amortization of intangible assets increased 16% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2006.

Depreciation and other amortization increased 26% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, principally attributable to spending on depreciable assets during 2006.

Other operating expenses decreased 50% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as a result of benefits realized upon the transfer of Affiliate interests during the current quarter.

Other Income Statement Data

The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(dollars in millions)	2006	2007	% Change
Income from equity method investments	$5.6	$8.0	43%
Investment and other income	3.4	4.6	35%
Investment income from Affiliate investments in partnerships	10.8	2.6	(76)%
Minority interest in Affiliate investments in partnerships	10.2	2.5	(75)%
Minority interest	45.9	48.5	6%
Interest expense	11.5	18.4	60%
Income tax expense	20.7	21.5	4%

Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization.  Income from equity method investments increased 43% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006 as a result of a 43% increase in average assets under management at Affiliates that are accounted for under the equity method of accounting.

Investment and other income primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments in marketable securities.  Investment and other income increased 35% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily as a result of an increase in Affiliate investment earnings.

As discussed in Note 9, Investment income from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which we are the general partner. For the three months ended March 31, 2007 and 2006, the income from Affiliate investments in partnerships was $2.6 million and $10.8 million, respectively, which was principally attributable to investors who are unrelated to us.

Minority interest increased 6% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, principally as a result of the previously discussed increase in revenue.  This increase was proportionately less than the percentage increase in revenue primarily as a result of our purchases of additional interests in existing Affiliates, which had the effect of decreasing Minority interest.

Interest expense increased 60% in the three months ended March 31, 2007, as compared to the three months ended in March 31, 2006. This increase was attributable to the April 2006 issuance of $300 million of junior convertible trust preferred securities ($3.7 million) and an increase in borrowings under our Facility ($3.6 million). These increases were partially offset by a $0.9 million decrease from the repayment of our Senior Notes due 2006.

Income taxes increased 4% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as a result of an increase in income before taxes.

Net Income

The following table summarizes Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2006	2007	% Change
Net Income	$35.2	$36.6	4%

The increase in Net Income in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, resulted from the increases in revenue and income from equity method investments, partially offset by net increases in reported operating and interest expenses, as described above.

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

The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2006	2007
Net Income	$35.2	$36.6
Intangible amortization	6.9	7.9
Intangible amortization — equity method investments	2.3	2.3
Intangible-related deferred taxes	7.1	7.0
Affiliate depreciation	1.3	1.6
Cash Net Income	$52.8	$55.4

Cash Net Income increased 5% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,	March 31,
(dollars in millions)	2006	2007
Balance Sheet Data
Cash and cash equivalents	$201.7	$124.1
Senior revolving credit facility	365.5	428.5
Zero coupon senior convertible notes	113.4	108.8
Floating rate senior convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0
Junior convertible trust preferred securities	300.0	300.0

	For the Three Months Ended March 31,
	2006	2007
Cash Flow Data
Operating cash flow	$(2.1)	$(47.3)
Investing cash flow	(23.1)	(37.8)
Financing cash flow	(0.5)	7.2
EBITDA(1)	78.5	89.1

(1)             The definition of EBITDA is presented in Note 2 on page 19 and below under Supplemental Liquidity Measure.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.  We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our mandatory convertible securities and junior convertible trust preferred securities and our net debt approach. At March 31, 2007, our leverage ratio was 2.0:1.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(dollars in millions)	2006	2007
Cash flow from operations	$(2.1)	$(47.3)
Interest expense, net of non-cash items	10.2	16.9
Current tax provision	13.8	13.0
Income from equity method investments, net of distributions	(13.1)	(10.2)
Changes in assets and liabilities and other adjustments	69.7	116.7
EBITDA	$78.5	$89.1

We meet our cash requirements through cash generated by operating and financing activities. Our principal uses of cash in the three months ended March 31, 2007 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return.  At March 31, 2007, our Affiliates had invested approximately $60 million with us in this program.  These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

Senior Revolving Credit Facility

We  have a senior revolving credit facility (the “Facility”) which allows for borrowings up to $650 million at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to borrow up to an aggregate of $800 million under this Facility. The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage.  The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes.  Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us.

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase or conversion of an aggregate of $134.2 million principal amount of such notes, $116.8 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.41) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof.  We have the option to redeem the securities for cash at their accreted value.  Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, we amended the zero coupon convertible notes.  Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable quarterly in cash. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of March 31, 2007, upon conversion, a holder of each security would receive an additional 5.626 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.  Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, floating rate convertible securities may not be convertible in certain future periods.

We have interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150 million of the floating rate convertible securities. Through February 2008, we will pay a weighted average fixed rate of 3.28% on that notional amount.

The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest in an amount greater than our reported interest expense, and results in annual deferred tax liabilities of $4.1 million.

2004 Mandatory Convertible Securities

In February 2004, we issued $300 million of mandatory convertible securities (“2004 PRIDES”). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract through February 2008, and all of these payments are recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of March 31, 2007, the purchase contracts would have a settlement rate of 13.140.

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

The junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable in cash quarterly.  Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share.  Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election.  The junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011.  On or after April 15, 2011, they may be redeemed if the closing price of our common stock exceeds $195 for a specified period of time. The trust’s only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

The junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. As with our floating rate convertible securities, we are required to deduct interest in an amount greater than our reported interest expense, resulting in annual deferred tax liabilities of $2.6 million.

Call Spread Option Agreements

In March 2006, we entered into a series of call spread option agreements with a major securities firm.  The agreements provide us the option, but not the obligation, to repurchase up to 917,000 shares of our common stock, beginning in June 2007 and ending in December 2007, at a weighted-average price of $99.59 per share. If our prevailing share price exceeds $132.74 on a weighted-average basis during this period, the net number of shares available for repurchase under the agreements will be reduced.

In the event we exercise our option, we may elect to receive cash proceeds rather than shares of common stock.  In connection with this arrangement, we made payments of approximately $13.3 million, which were recorded as a reduction of stockholders’ equity.

Purchases of Affiliate Equity

Many of our operating agreements provide our Affiliate management partners the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2007, the aggregate amount of these payments would have totaled approximately $1,444.8 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers.  As of March 31, 2007, this amount would represent approximately $183.4 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration.  Affiliate management partners are also permitted to sell their equity interests to other individuals or entities, in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as increases and decreases in our consolidated working capital. The decrease in cash flow from operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, resulted principally from increased settlements of accrued liabilities from the fourth quarter of $76.9 million, partially offset by an increase in collections of investment advisory fees receivable of $30.9 million.

Investing Cash Flow

The net cash flow used in investing activities increased $14.8 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This was primarily the result of an increase of $16.5 million related to investments in Affiliates, partially offset by an increase of $4.6 million related to sales of investment securities.

Financing Cash Flow

Net cash flows used in financing activities increased $7.7 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. This was primarily as a result of an increase of $39.1 million related to repurchases of our common stock, partially offset by an increase of $19.5 million in net borrowings of senior bank debt.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2007:

		Payments Due
Contractual Obligations	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
(dollars in millions)
Senior debt	$428.5	$—	$—	$—	$428.5
Senior convertible securities	421.7	4.0	0.9	—	416.8
Mandatory convertible securities(1)	342.5	15.0	25.8	301.7	—
Junior convertible trust preferred securities(1)	744.4	11.5	30.6	30.6	671.7
Purchases of Affiliate equity(2)	1,444.8	100.5	570.4	304.5	469.4
Leases	110.3	14.3	35.3	27.1	33.6
Other liabilities(3)	14.9	13.6	1.3	—	—
Total	$3,507.1	$158.9	$664.3	$663.9	$2,020.0

(1)             As more fully discussed on page 23, consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)             Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be affected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock.  Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been affected as of March 31, 2007, the aggregate purchase amount would have totaled approximately $1,444.8 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $183.4 million on an annualized basis as of March 31, 2007.

(3)             Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 11 to the Consolidated Financial Statements).

Recent Accounting Developments

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits companies to measure many financial instruments and certain other items at fair value. We will adopt FAS 159 in the first quarter of 2008 and are in the process of evaluating the possible effect that FAS 159 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2007.  Please refer to Item 7A in our 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
January 1–31, 2007	89,500	$109.78	89,500	705,911
February 1–28, 2007	660,798	$113.35	750,298	3,045,113
March 1–31, 2007	135,300	$109.05	885,598	2,909,813
Total	885,598	$112.34	885,598

(1)             In February, 2007, our Board of Directors authorized a new share repurchase program permitting us to repurchase 3.0 million shares of our common stock.  As of May 4, 2007, there were 2.9 million shares that could be purchased under our share repurchase programs.

Item 6. Exhibits

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC.
May 10, 2007	(Registrant)

/s/ Darrell W. Crate
Darrell W. Crate
on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Affiliated Managers Group, Inc. Second Amended and Restated Credit Agreement, dated as of February 8, 2007, by and among the Company, Bank of America, N.A., as administrative agent, and the several lenders from time to time parties thereto (previously attached as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2007, Commission File No. 1-13459, and incorporated by reference herein).

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