Form 10-Q
period 2007-06-30
AFFILIATED MANAGERS GROUP INC
filed 2007-08-09
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 29,546,955 shares of the registrant’s common stock outstanding on August 3, 2007.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007

Revenue	$283,108	$331,464	$561,150	$641,301
Operating expenses:
Compensation and related expenses	118,671	143,109	235,188	282,041
Selling, general and administrative	45,276	48,961	88,759	94,466
Amortization of intangible assets	6,839	7,922	13,693	15,865
Depreciation and other amortization	2,251	2,413	4,147	4,779
Other operating expenses	5,597	5,115	11,183	7,904
	178,634	207,520	352,970	405,055
Operating income	104,474	123,944	208,180	236,246
Non-operating (income) and expenses:
Income from equity method investments	(6,467)	(8,913)	(12,066)	(16,885)
Investment and other income	(2,014)	(6,499)	(5,371)	(11,121)
Investment (income) loss from Affiliate investments in partnerships	9,321	(18,518)	(1,508)	(21,159)
Interest expense	15,102	18,378	26,584	36,765
	15,942	(15,552)	7,639	(12,400)

Income before minority interest and taxes	88,532	139,496	200,541	248,646
Minority interest	(46,099)	(54,780)	(91,968)	(103,253)
Minority interest in Affiliate investments in partnerships	9,199	(18,229)	(1,004)	(20,775)
Income before income taxes	51,632	66,487	107,569	124,618
Income taxes—current	11,453	16,045	25,244	29,057
Income taxes—intangible-related deferred	5,697	6,850	12,802	13,882
Income taxes—other deferred	546	1,705	347	3,170
Net Income	$33,936	$41,887	$69,176	$78,509

Earnings per share—basic	$1.09	$1.40	$2.13	$2.64
Earnings per share—diluted(1)	$0.86	$1.04	$1.67	$1.97

Average shares outstanding—basic	31,224,354	29,847,093	32,445,996	29,773,269
Average shares outstanding—diluted(1)	45,213,524	45,230,844	45,835,501	44,914,122

Supplemental disclosure of total comprehensive income:
Net Income	$33,936	$41,887	$69,176	$78,509
Other comprehensive income	13,459	26,298	12,994	29,465
Total comprehensive income	$47,395	$68,185	$82,170	$107,974

(1)             See Note 7 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$201,729	$165,809
Investment advisory fees receivable	201,385	187,725
Affiliate investments in partnerships	108,350	117,737
Affiliate investments in marketable securities	15,516	23,001
Prepaid expenses and other current assets	27,299	24,589
Total current assets	554,279	518,861
Fixed assets, net	63,984	66,885
Equity investments in Affiliates	293,440	281,435
Acquired client relationships, net	502,066	500,017
Goodwill	1,177,227	1,213,371
Other assets	74,924	99,041
Total assets	$2,665,920	$2,679,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,727	$166,085
Payables to related party	41,086	6,156
Total current liabilities	287,813	172,241
Senior debt	365,500	389,500
Senior convertible securities	413,358	408,977
Mandatory convertible securities	300,000	300,000
Junior convertible trust preferred securities	300,000	300,000
Deferred income taxes	218,584	232,393
Other long-term liabilities	11,209	31,494
Total liabilities	1,896,464	1,834,605
Commitments and contingencies (Note 8)	—	—
Minority interest	166,138	140,088
Minority interest in Affiliate investments in partnerships	104,096	112,968
Stockholders’ equity:
Common stock	390	390
Additional paid-in capital	609,369	634,128
Accumulated other comprehensive income	14,666	44,131
Retained earnings	654,465	732,974
	1,278,890	1,411,623
Less: treasury stock, at cost	(779,668)	(819,674)
Total stockholders’ equity	499,222	591,949
Total liabilities and stockholders’ equity	$2,665,920	$2,679,610

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Cash flow from operating activities:
Net Income	$33,936	$41,887	$69,176	$78,509
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	6,839	7,922	13,693	15,865
Amortization of issuance costs	728	778	1,391	1,534
Depreciation and other amortization	2,251	2,413	4,147	4,779
Deferred income tax provision	6,243	8,555	13,149	17,052
Accretion of interest	587	707	1,183	1,414
Income from equity method investments, net of amortization	(6,467)	(8,913)	(12,066)	(16,885)
Distributions received from equity method investments	7,693	10,199	28,715	30,712
Tax benefit from exercise of stock options	424	613	3,434	4,152
Stock option expense	223	1,918	601	4,562
Other adjustments	1,266	(570)	1,268	585
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	6,808	(10,087)	(640)	13,378
Decrease in Affiliate investments in partnerships	974	8,831	974	11,004
(Increase) decrease in prepaids and other current assets	2,924	(198)	5,415	593
(Increase) decrease in other assets	(2,814)	4,210	1,070	(7,934)
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	53,331	48,633	20,356	(61,241)
Increase (decrease) in minority interest	15,411	1,322	(23,592)	(27,199)
Cash flow from operating activities	130,357	118,220	128,274	70,880
Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(7,669)	(33,704)	(17,027)	(59,558)
Purchase of fixed assets	(4,801)	(4,074)	(11,937)	(8,161)
Purchase of investment securities	(9,017)	(258)	(15,579)	(12,758)
Sale of investment securities	—	1	—	4,630
Cash flow used in investing activities	(21,487)	(38,035)	(44,543)	(75,847)
Cash flow used in financing activities:
Borrowings of senior bank debt	206,000	41,000	313,000	177,000
Repayments of senior bank debt	(231,000)	(80,000)	(294,500)	(153,000)
Issuance of junior convertible trust preferred securities	300,000	—	300,000	—
Issuance of common stock	3,040	3,133	35,447	38,758
Repurchase of common stock	(332,615)	—	(402,470)	(109,003)
Issuance costs	(8,890)	(200)	(8,895)	(1,756)
Excess tax benefit from exercise of stock options	1,710	5,866	12,949	28,206
Cost of call spread option agreements	—	—	(13,290)	—
Repayments of notes payable and other liabilities	(1,112)	(72)	(5,602)	(1,081)
Redemptions of Minority interest—Affiliate investments in partnerships	(974)	(8,831)	(974)	(11,004)
Cash flow used in financing activities	(63,841)	(39,104)	(64,335)	(31,880)
Effect of foreign exchange rate changes on cash and cash equivalents	658	644	587	927
Net increase (decrease) in cash and cash equivalents	45,687	41,725	19,983	(35,920)
Cash and cash equivalents at beginning of period	114,719	124,084	140,423	201,729
Cash and cash equivalents at end of period	$160,406	$165,809	$160,406	$165,809

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$150	$—	$1,135	$12,048
Stock issued for zero coupon senior convertible note conversions	933	—	10,868	4,658

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements of Affiliated Managers Group, Inc. (“AMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Senior Debt

Senior debt is compromised of:

	December 31, 2006	June 30, 2007
Senior revolving credit facility	$365,500	$389,500

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

3. Senior Convertible Securities

The components of senior convertible securities are as follows:

	December 31, 2006	June 30, 2007
Zero coupon senior convertible notes	$113,358	$108,977
Floating rate senior convertible securities	300,000	300,000
	$413,358	$408,977

Zero Coupon Senior Convertible Notes

In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase or conversion of an aggregate of $134,231 principal amount of such notes, $116,769 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company’s common stock (at a current base conversion price of $53.47) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock exceeds a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof.  The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture.  Subject to changes in the price of the Company’s common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable quarterly in cash. Each security is convertible into shares of the Company’s common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company’s common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company’s common stock for each convertible security. In addition, if the market price of the Company’s common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company’s common stock as of June 30, 2007, upon conversion, a holder of each security would receive an additional 6.517 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture.  Subject to changes in the price of the Company’s common stock, the floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company’s common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract through February 2008, and all of these payments are recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company’s common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company’s common stock as of June 30, 2007, the purchase contracts would have a settlement rate of 13.915.

Each of the senior notes is pledged to the Company to collateralize the holder’s obligations under the forward purchase contracts. According to the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors prior to the exercise of the forward purchase contracts. A successful remarketing will generate $300,000 of gross proceeds to be used by the original holders of the 2004 PRIDES to fulfill their obligations on the forward purchase contracts. In exchange for the additional $300,000 in payment on the forward purchase contracts, the Company will issue shares of its common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of the Company’s common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

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

The junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash.  Each $50 security is convertible, at any time, into 0.333 shares of the Company’s common stock, which represents a conversion price of $150 per share.  Upon conversion, investors will receive cash or shares of the Company’s common stock (or a combination of cash and common stock) at the election of the Company.  The junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011.  On or after April 15, 2011, they may be redeemed if the closing price of the Company’s common stock exceeds $195 per share for a specified period of time. The trust’s only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

6. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for liabilities related to tax return positions that may be deemed to be uncertain. The adoption of FIN 48 did not result in a material adjustment to the Company’s liability for uncertain tax positions.  On January 1, 2007 the Company carried a liability for uncertain tax positions of $21,300, including approximately $3,800 for interest and related charges.  In the event that all of these liabilities were resolved favorably, the Company would reduce its income tax provision by approximately $11,800, thereby lowering its effective tax rate. In the six-month period ended June 30, 2007, there were no material changes to these liabilities.

The Company’s policy is to include interest and penalties in its income tax provision. The Company or its subsidiaries files income tax returns in federal, various state, and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Current:
Federal	$6,996	$9,331	$16,305	$18,390
State	1,420	2,705	3,094	4,273
Foreign	3,037	4,009	5,845	6,394
Total Current	11,453	16,045	25,244	29,057
Deferred:
Federal	7,821	8,810	14,912	17,565
State	447	539	852	1,039
Foreign	(2,025)	(794)	(2,615)	(1,552)
Total Deferred	6,243	8,555	13,149	17,052
Provision for Income Taxes	$17,696	$24,600	$38,393	$46,109

The components of deferred tax assets and liabilities are as follows:

	December 31,	June 30,
	2006	2007
Deferred assets (liabilities):
State net operating loss carryforwards	$14,126	$15,933
Intangible asset amortization	(170,216)	(179,849)
Non-deductible intangible amortization	(26,946)	(26,524)
Deferred compensation	—	916
Convertible securities interest	(19,807)	(23,885)
Fixed asset depreciation	(1,956)	(2,760)
Deferred income	(398)	(1,287)
Accrued expenses	739	996
	(204,458)	(216,460)
Valuation allowance	(14,126)	(15,933)
Net deferred income taxes	$(218,584)	$(232,393)

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

At June 30, 2007, the Company had state net operating loss carryforwards that will expire over a 15 year period beginning in 2007. The valuation allowances at December 31, 2006 and June 30, 2007 are related to the uncertainty of the realization of these loss carryforwards, which realization depends upon the Company’s generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended June 30, 2007 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

In the second quarter of 2006, the Company reduced its deferred tax liabilities for non-deductible intangible amortization by $1,408 to reflect a reduction in Canadian federal income tax rates.  The reduction of these deferred tax liabilities was recorded as a benefit in the income tax provision for the three months ended June 30, 2006.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net Income	$33,936,000	$41,887,000	$69,176,000	$78,509,000
Interest expense on convertible securities, net of taxes	4,938,000	5,119,000	7,216,000	10,192,000
Net Income, as adjusted	$38,874,000	$47,006,000	$76,392,000	$88,701,000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Denominator:
Average shares outstanding—basic	31,224,354	29,847,093	32,445,996	29,773,269
Effect of dilutive instruments:
Stock options	2,533,017	2,177,859	2,663,343	2,244,117
Senior convertible securities	8,967,188	9,564,662	9,207,832	9,459,164
Mandatory convertible securities	532,921	1,641,230	540,308	1,437,572
Junior convertible trust preferred securities	1,956,044	2,000,000	978,022	2,000,000
Average shares outstanding—diluted	45,213,524	45,230,844	45,835,501	44,914,122

The calculation of diluted earnings per share for the three and six months ended June 30, 2007 excludes the potential exercise of options to purchase approximately 0.9 and 1.0 million common shares, respectively, because their effect would be anti-dilutive. The calculation of diluted earnings per share for the three and six months ended June 30, 2006 excludes the potential exercise of options to purchase approximately 0.1 million common shares in each period, because their effect would be anti-dilutive. In addition, the calculation of diluted earnings per share excludes the effect of the outstanding call spread option agreements for all periods presented because their effect would be anti-dilutive.

As more fully discussed in Notes 3 and 5, the Company had convertible securities outstanding during the periods presented above. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share.  This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the securities are then contractually convertible into the Company’s common stock.  For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

For the three and six months ended June 30, 2007, the Company repurchased approximately 0.1 and 1.0 million shares, respectively, of common stock under various stock repurchase programs.  The Company has repurchased an additional 0.3 million shares from July 1, 2007 through August 3, 2007.  For the three and six months ended June 30, 2006, the Company repurchased approximately 3.3 million and 4.0 million shares of common stock, respectively.

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

Many of the Company’s operating agreements provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. These agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such interests upon the occurrence of such events. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2007, the aggregate amount of these payments would have totaled approximately $1,467,800. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of June 30, 2007, this amount would represent approximately $199,100 on an annualized basis.  The partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company’s approval or other restrictions.

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

Assets of the consolidated partnerships are reported as “Affiliate investments in partnerships.” Substantially all of these assets are held by investors that are unrelated to the Company, and reported as “Minority interest in Affiliate investments in partnerships.” Income from these partnerships is presented as “Investment (income) loss from Affiliate investments in partnerships” in the consolidated statements of income.  The portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as a “Minority interest in Affiliate investments in partnerships.”

These consolidated partnerships had the following activity during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Purchase of investments	$28,835	$55,059	$58,670	$101,590
Sale of investments	29,809	63,890	59,644	112,594
Gross subscriptions of client assets	62	198	62	3,025
Gross redemptions of client assets	1,036	9,029	1,036	14,029

As of December 31, 2006 and June 30, 2007, the Company’s investments in partnerships that are not controlled by its Affiliates were $21,449 and $30,919, respectively. These assets are reported within “Other assets” in the consolidated balance sheet. The income or loss related to these investments is classified within “Investment and other income” in the consolidated statement of income.

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

The cost of Affiliate investments in marketable securities was $14,342 and $21,157 as of December 31, 2006 and

June 30, 2007, respectively. Gross unrealized gains on these investments were $1,379 and $1,925 as of December 31, 2006 and June 30, 2007, respectively.

11. Related Party Transactions

 The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of June 30, 2007, the total receivable (reported in “Other assets”) was $32,959. The total payable as of June 30, 2007 was $7,617, of which $6,156 is reported as a current liability.

In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

12. Equity-Based Compensation Plans

The following table summarizes the transactions of the Company’s stock option and incentive plans for the six months ended June 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2007	7,404,822	$50.49
Options granted	85,000	106.58
Options exercised	(1,139,589)	35.51
Options forfeited	(189,449)	71.61
Unexercised options outstanding—June 30, 2007	6,160,784	53.39	4.8
Exercisable at June 30, 2007	4,934,502	43.42	4.5
Exercisable and free from restrictions on transfer at June 30, 2007	4,133,865	41.01	3.9

The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2007 was $25.45, based on the assumptions stated below.

For the Six Months Ended June 30, 2007
Dividend yield	0.0%
Expected volatility(1)	22.9%
Risk-free interest rate(2)	4.4%
Expected life of options (in years)(3)	3.5
Forfeiture rate(3)	5.0%

(1)             Based on the implied volatility of the Company’s common stock.

(2)             Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)             Based on historical data.

The Company’s Net Income for the six months ended June 30, 2007 includes $2,874 of compensation expense, net of tax, related to our equity-based compensation arrangements. As of June 30, 2007, there was $26,382 of deferred compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately three years (assuming no forfeitures).

13. Call Spread Option Agreements

In March 2006, the Company entered into a series of agreements that provide the option, but not the obligation,

to repurchase up to 917,000 shares of its common stock at a weighted average price of $99.59 per share.  At that time, the Company made payments of $13,290, which were recorded as a reduction of additional paid-in capital.  Upon exercise, the Company may elect to receive the net intrinsic value of a contract in cash or common stock.

In June 2007, the Company exercised options with a net intrinsic value of $8,655 and received approximately 68,000 shares of common stock.  In connection with the option exercise, the Company reclassified $4,418 from additional paid-in capital to treasury stock, representing a portion of the Company’s initial payments for these agreements.  At June 30, 2007, options remain outstanding to purchase an additional 572,000 shares at a weighted-average price of $98.10.  These options may be exercised during the third and fourth quarters of 2007.

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

Statements of Income
	For the Three Months Ended June 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$125,450	$118,702	$38,956	$283,108
Operating expenses:
Depreciation and other amortization	1,700	5,375	2,015	9,090
Other operating expenses	75,993	69,489	24,062	169,544
	77,693	74,864	26,077	178,634
Operating income	47,757	43,838	12,879	104,474
Non-operating (income) and expenses:
Income from equity method investments	(269)	(5,547)	(651)	(6,467)
Investment and other income	(877)	(752)	(385)	(2,014)
Investment loss from Affiliate investments in partnerships	—	—	9,321	9,321
Interest expense	6,550	6,718	1,834	15,102
	5,404	419	10,119	15,942
Income before minority interest and income taxes	42,353	43,419	2,760	88,532
Minority interest	(17,078)	(22,657)	(6,364)	(46,099)
Minority interest in Affiliate investments in partnerships	—	—	9,199	9,199
Income before income taxes	25,275	20,762	5,595	51,632
Income taxes	8,663	7,116	1,917	17,696
Net Income	$16,612	$13,646	$3,678	$33,936

	For the Three Months Ended June 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$139,687	$150,979	$40,798	$331,464
Operating expenses:
Depreciation and other amortization	2,494	5,892	1,949	10,335
Other operating expenses	85,453	87,745	23,987	197,185
	87,947	93,637	25,936	207,520
Operating income	51,740	57,342	14,862	123,944
Non-operating (income) and expenses:
Income from equity method investments	(313)	(7,942)	(658)	(8,913)
Investment and other income	(3,463)	(1,866)	(1,170)	(6,499)
Investment income from Affiliate investments in partnerships	—	(107)	(18,411)	(18,518)
Interest expense	7,092	8,854	2,432	18,378
	3,316	(1,061)	(17,807)	(15,552)
Income before minority interest and income taxes	48,424	58,403	32,669	139,496
Minority interest	(20,626)	(28,074)	(6,080)	(54,780)
Minority interest in Affiliate investments in partnerships	—	(107)	(18,122)	(18,229)
Income before income taxes	27,798	30,222	8,467	66,487
Income taxes	10,285	11,182	3,133	24,600
Net Income	$17,513	$19,040	$5,334	$41,887

	For the Six Months Ended June 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$246,664	$238,496	$75,990	$561,150
Operating expenses:
Depreciation and other amortization	3,359	10,418	4,063	17,840
Other operating expenses	150,980	137,243	46,907	335,130
	154,339	147,661	50,970	352,970
Operating income	92,325	90,835	25,020	208,180
Non-operating (income) and expenses:
Income from equity method investments	(577)	(10,258)	(1,231)	(12,066)
Investment and other income	(2,901)	(1,644)	(826)	(5,371)
Investment income from Affiliate investments in partnerships	—	—	(1,508)	(1,508)
Interest expense	11,321	11,970	3,293	26,584
	7,843	68	(272)	7,639
Income before minority interest and income taxes	84,482	90,767	25,292	200,541
Minority interest	(33,399)	(46,315)	(12,254)	(91,968)
Minority interest in Affiliate investments in partnerships	—	—	(1,004)	(1,004)
Income before income taxes	51,083	44,452	12,034	107,569
Income taxes	18,212	15,882	4,299	38,393
Net Income	$32,871	$28,570	$7,735	$69,176

	For the Six Months Ended June 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$272,945	$287,573	$80,783	$641,301
Operating expenses:
Depreciation and other amortization	5,152	11,442	4,050	20,644
Other operating expenses	165,756	170,215	48,440	384,411
	170,908	181,657	52,490	405,055
Operating income	102,037	105,916	28,293	236,246
Non-operating (income) and expenses:
Income from equity method investments	(634)	(14,901)	(1,350)	(16,885)
Investment and other income	(5,822)	(3,267)	(2,032)	(11,121)
Investment income from Affiliate investments in partnerships	—	(107)	(21,052)	(21,159)
Interest expense	14,442	17,452	4,871	36,765
	7,986	(823)	(19,563)	(12,400)
Income before minority interest and income taxes	94,051	106,739	47,856	248,646
Minority interest	(38,998)	(52,350)	(11,905)	(103,253)
Minority interest in Affiliate investments in partnerships	—	(107)	(20,668)	(20,775)
Income before income taxes	55,053	54,282	15,283	124,618
Income taxes	20,369	20,086	5,654	46,109
Net Income	$34,684	$34,196	$9,629	$78,509

Balance Sheet Information
	Mutual Fund	Institutional	High Net Worth	Total

Total assets as of December 31, 2006	$898,150	$1,279,981	$487,789	$2,665,920
Total assets as of June 30, 2007	$960,267	$1,222,539	$496,804	$2,679,610

15. Goodwill and Acquired Client Relationships

During the six months ended June 30, 2007, the Company acquired interests from and transferred interests to Affiliate management partners. Most of the goodwill acquired during the six months ended June 30, 2007 is deductible for tax purposes. In addition, during the three months ended June 30, 2007, the Company completed the purchase price allocation for its investment in Chicago Equity Partners, LLC.

The following table presents the change in goodwill during the six months ended June 30, 2007.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2006	$454,561	$504,068	$218,598	$1,177,227
Goodwill acquired, net	917	12,715	2,046	15,678
Foreign currency translation	8,800	8,596	3,070	20,466
Balance, as of June 30, 2007	$464,278	$525,379	$223,714	$1,213,371

The following table reflects the components of intangible assets of the Company’s Affiliates that are consolidated as of December 31, 2006 and June 30, 2007:

	December 31, 2006		June 30, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$379,703	$136,486	$392,793	$152,351

Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	258,849	—	259,575	—
Goodwill	1,177,227	—	1,213,371	—

For the Company’s Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2007, these relationships were being amortized over a weighted average life of approximately 12 years. The Company estimates that its consolidated annual amortization expense will be approximately $32,000 for the next 5 years, assuming no additional investments in new or existing Affiliates.

The definite-lived acquired client relationships attributable to the Company’s equity method investments are amortized over their expected useful lives. As of June 30, 2007, these relationships were being amortized over approximately 11 years.  Amortization expense for these relationships was $2,316 and $2,328 for the three months ended June 30, 2006 and 2007, respectively, and $4,632 and $4,634 for the six months ended June 30, 2006 and 2007, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $9,300 for the next five years.

16. Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 establishes a framework for measuring fair value applicable to other accounting standards that use fair value measurements.  The Company will adopt FAS 157 in the first quarter of 2008 and is in the process of evaluating the effect that FAS 157 will have on its financial statements.

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

17. Comprehensive Income

A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Net Income	$33,936	$41,887	$69,176	$78,509
Foreign currency translation adjustment(1)	13,363	26,534	12,231	30,015
Change in net unrealized gain on investment securities	(106)	(4)	68	11
Change in net unrealized gain (loss) on derivative securities	202	(232)	695	(561)
Comprehensive income	$47,395	$68,185	$82,170	$107,974

(1)             Foreign currency translation in the three and six months ended June 30, 2006 and 2007 results from the impact of changes in foreign currency exchange rates.

The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31,	June 30,
	2006	2007
Foreign Currency Translation	$13,081	$43,096
Unrealized gain on investment securities	77	88
Unrealized gain on derivative securities	1,508	947
Accumulated other comprehensive income	$14,666	$44,131

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

•                  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•                  those factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Through our Affiliates, we manage approximately $267 billion in assets (as of June 30, 2007) in approximately 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

For the six months ended June 30, 2007 approximately $156.9 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $103.3 million of our Affiliates’ profits to their managers (referred to in our Consolidated Statements of Income as “Minority interest”).

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

Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees (“asset-based fees”) are usually determined as a percentage fee charged on periodic values of a client’s assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period (“in advance”). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period (“in arrears”). Most client accounts in the High Net Worth distribution channel are billed in advance and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes resulting from client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, more than 30 Affiliate products, representing over $30 billion of assets under management, also bill on the basis of absolute or relative investment performance (“performance fees”). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms’ profits (net of intangible amortization) is reported in “Income from equity method investments,” and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms’ assets under management (which totaled $55.0 billion as of June 30, 2007) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

The following table presents our Affiliates’ reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes — Quarter to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total

March 31, 2007	$59.2	$160.7	$28.7	$248.6
Net client cash flows	0.5	0.3	(0.2)	0.6
Other Affiliate transactions(1)	(0.1)	(0.1)	—	(0.2)
Investment performance	3.7	11.4	2.5	17.6
June 30, 2007	$63.3	$172.3	$31.0	$266.6

Statement of Changes — Year to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total

December 31, 2006	$58.2	$154.7	$28.2	$241.1
Net client cash flows	0.6	2.5	(0.6)	2.5
Other Affiliate transactions(1)	(1.0)	(0.1)	—	(1.1)
Investment performance	5.5	15.2	3.4	24.1
June 30, 2007	$63.3	$172.3	$31.0	$266.6

(1)             During 2007, we transferred interests in certain Affiliates.

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

(in millions, except as noted)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
Average assets under management(1) (in billions)
Mutual Fund	$54.6	$62.5	14%	$53.9	$61.4	14%
Institutional	121.2	166.5	37%	117.2	162.7	39%
High Net Worth	26.6	29.8	12%	26.0	29.5	13%
Total	$202.4	$258.8	28%	$197.1	$253.6	29%
Revenue
Mutual Fund	$125.4	$139.7	11%	$246.7	$272.9	11%
Institutional	118.7	151.0	27%	238.5	287.6	21%
High Net Worth	39.0	40.8	5%	76.0	80.8	6%
Total	$283.1	$331.5	17%	$561.2	$641.3	14%
Net Income
Mutual Fund	$16.6	$17.5	5%	$32.9	$34.7	5%
Institutional	13.6	19.0	40%	28.6	34.2	20%
High Net Worth	3.7	5.4	46%	7.7	9.6	25%
Total	$33.9	$41.9	24%	$69.2	$78.5	13%
EBITDA(2)
Mutual Fund	$33.6	$37.4	11%	$65.9	$74.8	14%
Institutional	35.0	47.1	35%	71.2	87.5	23%
High Net Worth	9.5	13.0	37%	19.5	24.4	25%
Total	$78.1	$97.5	25%	$156.6	$186.7	19%

(1)             Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $37.3 billion and $52.5 billion for the three months ended June 30, 2006, and 2007, respectively, and $35.7 billion and $50.4 billion for the six months ended June 30, 2006 and 2007, respectively.

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

Our revenue increased $48.4 million (or 17%) in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily as a result of a 28% increase in average assets under management, and increased $80.1 million (or 14%) in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of a 29% increase in average assets under management.  These increases in average assets under management resulted principally from positive investment performance, positive net client cash flows and our 2006 investment in Chicago Equity Partners. The increases in revenue were proportionately less than the increases in average assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

Our revenue in the Mutual Fund distribution channel increased $14.3 million (or 11%) in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily as a result of a 14% increase in average assets under management, and increased $26.2 million (or 11%) in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of a 14% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance. The increases in revenue were proportionately less than the growth in average assets under management because of an increase in assets under management that realize a comparatively lower fee rate.

Institutional Distribution Channel

Our revenue in the Institutional distribution channel increased $32.3 million (or 27%) in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily as a result of a 37% increase in average assets under management, and increased $49.1 million (or 21%) in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of a 39% increase in average assets under management.  These increases in assets under management resulted principally from positive investment performance, positive net client cash flows, and our 2006 investment in Chicago Equity Partners.  The increases in revenue were proportionately less than the increases in average assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.  Unrelated to the change in assets under management, our performance fees for the six months ended June 30, 2007 decreased as compared to the six months ended June 30, 2006.

High Net Worth Distribution Channel

Our revenue in the High Net Worth distribution channel increased $1.8 million (or 5%) in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily as a result of a 12% increase in average assets under management, and increased $4.8 million (or 6%) in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of a 13% increase in average assets under management.  These increases in assets under management resulted principally from positive investment performance. The increases in revenue were proportionately less than the increases in assets under management due to the previously discussed effects of advance billing in the High Net Worth distribution channel.

Operating Expenses

The following table summarizes our consolidated operating expenses:

(dollars in millions)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
Compensation and related expenses	$118.7	$143.1	21%	$235.2	$282.0	20%
Selling, general and administrative	45.3	49.0	8%	88.8	94.5	6%
Amortization of intangible assets	6.8	7.9	16%	13.7	15.9	16%
Depreciation and other amortization	2.2	2.4	9%	4.1	4.8	17%
Other operating expenses	5.6	5.1	(9)%	11.2	7.9	(29)%
Total operating expenses	$178.6	$207.5	16%	$353.0	$405.1	15%

The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate’s Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expenses are impacted by increases or decreases in each Affiliate’s revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and six months ended June 30, 2007, approximately $81.5 million and $156.9 million (or 57% and 56%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

Compensation and related expenses increased 21% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and increased 20% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increases in compensation and related expenses were primarily the result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increases also related to an increase in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006 ($3.2 million and $7.0 million in the three and six month periods ended June 30, 2007, respectively).

Selling, general and administrative expenses increased 8% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and increased 6% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increases in selling, general and administrative expenses were principally attributable to increases in expenses that resulted from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel, as well as increases in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006 ($1.1 million and $1.8 million in the three and six month periods ended June 30, 2007, respectively).

Amortization of intangible assets increased 16% in the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2006.

Depreciation and other amortization increased 9% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and increased 17% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, principally attributable to spending on depreciable assets during 2006.

Other operating expenses decreased 9% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and decreased 29% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.  The decrease in the three month period ended June 30, 2007 was principally attributable to a $0.8 million recovery of Affiliate expenses that previously reduced our share of Owners’ Allocation.  The decrease in the six month period ended June 30, 2007 was also the result of benefits realized upon the transfer of Affiliate interests during the first quarter of 2007.

Other Income Statement Data

The following table summarizes other income statement data:

(dollars in millions)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
Income from equity method investments	$6.5	$8.9	37%	$12.1	$16.9	40%
Investment and other income	2.0	6.5	225%	5.4	11.1	106%
Investment income (loss) from Affiliate investments in partnerships	(9.3)	18.5	(299)%	1.5	21.2	1,313%
Minority interest in Affiliate investments in partnerships	(9.2)	18.2	(298)%	1.0	20.8	1,980%
Minority interest	46.1	54.8	19%	92.0	103.3	12%
Interest expense	15.1	18.4	22%	26.6	36.8	38%
Income tax expense	17.7	24.6	39%	38.4	46.1	20%

Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 37% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and increased 40% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. These increases were the result of a 41% increase in average assets under management at Affiliates that are accounted for under the equity method of accounting.

Investment and other income consists primarily of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments. Investment and other income increased 225% in the three months ended June 30,

2007, as compared to the three months ended June 30, 2006, and increased 106% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of an increase in Affiliate investment earnings.

As discussed in Note 9, Investment income (loss) from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which our Affiliates serve as the general partner. For the three months ended June 30, 2007 and 2006, the income (loss) from Affiliate investments in partnerships was $18.5 million and $(9.3) million, respectively, and for the six months ended June 30, 2007 and 2006 was $21.2 million and $1.5 million, respectively, which was principally attributable to investors who are unrelated to us.

Minority interest increased 19% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and increased 12% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, principally as a result of the previously discussed increases in revenue.

Interest expense increased 22% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and increased 38% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. These increases were attributable to an increase in borrowings under our Facility ($4.0 million and $7.7 million in the three and six month periods ended June 30, 2007, respectively).  The increase in the six month period ended June 30, 2007 was also attributable to the April 2006 issuance of $300 million of junior convertible trust preferred securities ($3.7 million) and an increase in interest rates on our floating rate senior convertible securities ($0.9 million). The increases in both periods were partially offset by decreases from the repayment of our Senior Notes due 2006 ($0.9 million and $1.8 million in the three and six month periods ended June 30, 2007, respectively).

Income taxes increased 39% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, and increased 20% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of the increase in income before taxes.  These increases were proportionately greater than the increases in income before taxes as a result of a $1.4 million decrease in income taxes in the three and six months ended June 30, 2006 resulting from a reduction in Canadian federal income tax rates, which did not recur in 2007.

Net Income

The following table summarizes Net Income:

(dollars in millions)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
Net Income	$33.9	$41.9	24%	$69.2	$78.5	13%

The increase in Net Income in the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, resulted from the increases in revenue and income from equity method investments, partially offset by net increases in reported operating and interest expenses, as described above.

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

The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2006	2007	2006	2007
Net Income	$33.9	$41.9	$69.2	$78.5
Intangible amortization	6.8	7.9	13.7	15.9
Intangible amortization—equity method investments	2.3	2.3	4.6	4.6
Intangible-related deferred taxes	5.7	6.9	12.8	13.9
Affiliate depreciation	1.6	1.3	2.9	2.8
Cash Net Income	$50.3	$60.3	$103.2	$115.7

Cash Net Income increased 20% in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 and increased 12% for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,	June 30,
(dollars in millions)	2006	2007
Balance Sheet Data
Cash and cash equivalents	$201.7	$165.8
Senior revolving credit facility	365.5	389.5
Zero coupon senior convertible notes	113.4	109.0
Floating rate senior convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0
Junior convertible trust preferred securities	300.0	300.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Cash Flow Data
Operating cash flow	$130.4	$118.2	$128.3	$70.9
Investing cash flow	(21.5)	(38.0)	(44.5)	(75.8)
Financing cash flow	(63.8)	(39.1)	(64.3)	(31.9)
EBITDA(1)	78.1	97.5	156.6	186.7

(1)             The definition of EBITDA is presented in Note 2 on page 20 and below under Supplemental Liquidity Measure.

We view our ratio of debt to EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.  We also view our leverage on a “net debt” basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our mandatory convertible securities and junior convertible trust preferred securities and our net debt approach. At June 30, 2007, our leverage ratio was 1.7:1.

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

The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in millions)	2006	2007	2006	2007
Cash flow from operations	$130.4	$118.2	$128.3	$70.9
Interest expense, net of non-cash items	13.8	16.9	24.0	33.8
Current tax provision	11.4	16.0	25.2	29.1
Income from equity method investments, net of distributions	1.1	1.1	(12.0)	(9.2)
Changes in assets and liabilities and other adjustments	(78.6)	(54.7)	(8.9)	62.1
EBITDA	$78.1	$97.5	$156.6	$186.7

We meet our cash requirements through cash generated by operating and financing activities. Our principal uses of cash in the six months ended June 30, 2007 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return.  At June 30, 2007, our Affiliates had invested approximately $70 million with us in this program.  These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

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

Zero Coupon Senior Convertible Notes

In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 (“zero coupon convertible notes”), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase or conversion of an aggregate of $134.2 million principal amount of such notes, $116.8 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.47) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof.  We have the option to redeem the securities for cash at their accreted value.  Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

In February 2006, we amended the zero coupon convertible notes.  Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 (“floating rate convertible securities”). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable quarterly in cash. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor’s to the securities is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of June 30, 2007, upon conversion, a holder of each security would receive an additional 6.517 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount.  Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, floating rate convertible securities may not be convertible in certain future periods.

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

Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract through February 2008, and all of these payments are recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of June 30, 2007, the purchase contracts would have a settlement rate of 13.915.

Each of the senior notes is pledged to us to collateralize the holder’s obligations under the forward purchase contracts. According to the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors prior to the exercise of the forward purchase contracts. A successful remarketing will generate $300 million of gross proceeds to be used by the original holders of the 2004 PRIDES to fulfill their obligations on the forward purchase contracts. In exchange for the additional $300 million in payment on the forward purchase contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

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

The junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable in cash quarterly.  Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share.  Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election.  The junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011.  On or after April 15, 2011, they may be redeemed if the closing price of our common stock exceeds $195 per share for a specified period of time. The trust’s only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

The junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. As with our floating rate convertible securities, we are required to deduct interest in an amount greater than our reported interest expense, resulting in annual deferred tax liabilities of $2.6 million.

Call Spread Option Agreements

In March 2006, we entered into a series of agreements that provide the option, but not the obligation, to repurchase up to 917,000 shares of our common stock at a weighted average price of $99.59 per share.  At that time, we made payments of approximately $13.3 million, which were recorded as a reduction of additional paid-in capital.  Upon exercise, we may elect to receive the net intrinsic value of a contract in cash or common stock.

In June 2007, we exercised options with a net intrinsic value of approximately $8.7 million and received approximately 68,000 shares of common stock. In connection with the option exercise, we reclassified approximately $4.4 million from additional paid-in capital to treasury stock, representing a portion of our initial payments for these agreements.  At June 30, 2007, options to purchase an additional 572,000 shares at a weighted-average price of $98.10 remain outstanding.  These options may be exercised during the third and fourth quarters of 2007.

Purchases of Affiliate Equity

Many of our operating agreements provide our Affiliate management partners the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2007, the aggregate amount of these payments would have totaled approximately

$1,467.8 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers.  As of June 30, 2007, this amount would represent approximately $199.1 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration.  Affiliate management partners are also permitted to sell their equity interests to other individuals or entities, in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as increases and decreases in our consolidated working capital. The decrease in cash flow from operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, resulted principally from increased settlements of accrued liabilities of $81.6 million and increased purchases of other assets of $9.0 million, partially offset by an increase in collections of investment advisory fees receivable of $14.0 million.

Investing Cash Flow

The net cash flow used in investing activities increased $31.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This was primarily the result of an increase of $42.5 million related to investments in Affiliates, partially offset by an increase of $4.6 million related to sales of investment securities.

Financing Cash Flow

Net cash flows used in financing activities decreased $32.5 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.  This was primarily as a result of a $15.3 million increase in the excess tax benefit from the exercise of stock options and the $13.3 million of costs related to the call spread option agreements incurred during the six month period ended June 30, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2007:

		Payments Due
Contractual Obligations	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
(dollars in millions)
Senior debt	$389.5	$—	$—	$—	$389.5
Senior convertible securities	420.4	2.7	0.9	—	416.8
Mandatory convertible securities(1)	337.5	10.0	25.8	301.7	—
Junior convertible trust preferred securities(1)	740.6	7.7	30.6	30.6	671.7
Purchases of Affiliate equity(2)	1,467.8	67.8	592.8	296.8	510.4
Leases	110.9	10.0	37.4	28.4	35.1
Other liabilities(3)	7.6	4.8	2.3	0.5	—
Total	$3,474.3	$103.0	$689.8	$658.0	$2,023.5

(1)             As more fully discussed on page 24, consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)             Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be affected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock.  Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been affected as of June 30, 2007, the aggregate purchase amount would have totaled approximately $1,467.8 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $199.1 million on an annualized basis as of June 30, 2007.

(3)             Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 11 to the Consolidated Financial Statements).

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value applicable to other accounting standards that use fair value measurements.  We will adopt FAS 157 in the first quarter of 2008 and are in the process of evaluating the effect that FAS 157 will have on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the six months ended June 30, 2007.  Please refer to Item 7A in our 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs (1)
April 1 - 30, 2007	—	$—	—	2,909,813
May 1 - 31, 2007	—	$—	—	2,909,813
June 1 - 30, 2007	24,007	$128.76	24,007	2,885,806
Total	24,007	$128.76	24,007

(1)             In February, 2007, our Board of Directors authorized a new share repurchase program permitting us to repurchase 3.0 million shares of our common stock.  As of August 3, 2007, there were 2.5 million shares that could be purchased under our share repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held in Prides Crossing, Massachusetts on May 31, 2007. At that meeting, the stockholders considered and acted upon the following proposals:

1.   The Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld
Richard E. Floor	23,663,526	3,635,773
Sean M. Healey	26,100,462	1,198,837
Harold J. Meyerman	25,394,028	1,905,271
William J. Nutt	26,034,028	1,265,271
Rita M. Rodriguez	26,575,957	723,342
Patrick T. Ryan	25,394,771	1,904,528
Jide J. Zeitlin	24,460,568	2,838,731

2.   The Ratification of the Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the Current Fiscal Year. The stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year. 27,162,249 shares voted for the proposal, 130,210 shares voted against the proposal, and 6,840 shares abstained from voting on the proposal.

Item 6. Exhibits

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affiliated Managers Group, Inc. (Registrant)

/s/ Darrell W. Crate
August 9, 2007	Darrell W. Crate
on behalf of the Registrant as Executive Vice President,
Chief Financial Officer and Treasurer
(and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Annual Director Compensation
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.