Form 10-Q
period 2007-09-30
AFFILIATED MANAGERS GROUP INC
filed 2007-11-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large Accelerated Filer ☒                Accelerated Filer ☐                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        There were 29,904,029 shares of the registrant's common stock outstanding on November 2, 2007.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue	$280,440	$345,605	$841,590	$986,906
Operating expenses:
Compensation and related expenses	122,841	149,876	358,029	431,917
Selling, general and administrative	40,946	51,533	129,705	146,000
Amortization of intangible assets	6,839	7,906	20,533	23,771
Depreciation and other amortization	2,239	2,793	6,386	7,571
Other operating expenses	5,516	5,877	16,698	13,781

	178,381	217,985	531,351	623,040

Operating income	102,059	127,620	310,239	363,866

Non-operating (income) and expenses:
Income from equity method investments	(7,464)	(10,610)	(19,530)	(27,494)
Investment and other income	(3,623)	(2,391)	(8,994)	(13,512)
Investment (income) loss from Affiliate investments in partnerships	4,959	(17,039)	3,451	(38,199)
Interest expense	16,250	17,998	42,834	54,763

	10,122	(12,042)	17,761	(24,442)

Income before minority interest and taxes	91,937	139,662	292,478	388,308
Minority interest	(43,658)	(55,551)	(135,626)	(158,804)
Minority interest in Affiliate investments in partnerships	4,334	(16,515)	3,330	(37,291)

Income before income taxes	52,613	67,596	160,182	192,213
Income taxes—current	12,168	17,955	37,412	47,012
Income taxes—intangible-related deferred	6,991	6,769	19,793	20,651
Income taxes—other deferred	308	287	654	3,456

Net Income	$33,146	$42,585	$102,323	$121,094

Earnings per share—basic	$1.09	$1.43	$3.22	$4.06
Earnings per share—diluted(1)	$0.87	$1.07	$2.53	$3.04
Average shares outstanding—basic	30,371,364	29,857,038	31,746,855	29,801,541
Average shares outstanding—diluted(1)	44,399,722	44,672,886	45,298,012	44,835,614
Supplemental disclosure of total comprehensive income:
Net Income	$33,146	$42,585	$102,323	$121,094
Other comprehensive income (loss)	(1,206)	23,351	11,788	52,816

Total comprehensive income	$31,940	$65,936	$114,111	$173,910

(1)
See Note 7 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$201,729	$206,609
Investment advisory fees receivable	201,385	197,461
Affiliate investments in partnerships	108,350	133,494
Affiliate investments in marketable securities	15,516	22,303
Prepaid expenses and other current assets	27,299	20,134

Total current assets	554,279	580,001
Fixed assets, net	63,984	67,808
Equity investments in Affiliates	293,440	283,675
Acquired client relationships, net	502,066	496,928
Goodwill	1,177,227	1,224,706
Other assets	74,924	101,945

Total assets	$2,665,920	$2,755,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,727	$238,550
Payables to related party	41,086	4,831

Total current liabilities	287,813	243,381
Senior debt	365,500	354,500
Senior convertible securities	413,358	377,983
Mandatory convertible securities	300,000	300,000
Junior convertible trust preferred securities	300,000	300,000
Deferred income taxes	218,584	252,053
Other long-term liabilities	11,209	32,283

Total liabilities	1,896,464	1,860,200
Commitments and contingencies (Note 8)	—	—
Minority interest	166,138	125,136
Minority interest in Affiliate investments in partnerships	104,096	128,345
Stockholders' equity:
Common stock	390	390
Additional paid-in capital	609,369	656,568
Accumulated other comprehensive income	14,666	67,482
Retained earnings	654,465	775,559

	1,278,890	1,499,999
Less: treasury stock, at cost	(779,668)	(858,617)

Total stockholders' equity	499,222	641,382

Total liabilities and stockholders' equity	$2,665,920	$2,755,063

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Cash flow from operating activities:
Net Income	$33,146	$42,585	$102,323	$121,094
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	6,839	7,906	20,533	23,771
Amortization of issuance costs	732	781	2,122	2,317
Depreciation and other amortization	2,239	2,793	6,386	7,571
Deferred income tax provision	7,299	7,056	20,447	24,107
Accretion of interest	589	691	1,771	2,106
Income from equity method investments, net of amortization	(7,464)	(10,610)	(19,530)	(27,494)
Distributions received from equity method investments	8,501	10,614	37,215	41,326
Tax benefit from exercise of stock options	1,447	1,593	4,881	5,745
Stock option expense	358	2,054	959	6,616
Other adjustments	1,076	2,716	2,345	3,299
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(12,735)	(9,266)	(13,375)	4,113
Decrease in Affiliate investments in partnerships	1,891	794	2,865	11,798
(Increase) decrease in prepaids and other current assets	2,428	(202)	7,846	391
(Increase) decrease in other assets	231	(1,930)	1,301	(9,864)
Increase in accounts payable, accrued liabilities and other long-term liabilities	42,495	79,254	62,851	18,013
Increase (decrease) in minority interest	13,773	19,803	(9,819)	(7,396)

Cash flow from operating activities	102,845	156,632	231,121	227,513

Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(3,524)	(4,413)	(20,551)	(63,972)
Purchase of fixed assets	(3,026)	(3,222)	(14,962)	(11,382)
Purchase of investment securities	(7,521)	(890)	(23,101)	(13,648)
Sale of investment securities	—	—	—	4,630

Cash flow used in investing activities	(14,071)	(8,525)	(58,614)	(84,372)

Cash flow used in financing activities:
Borrowings of senior bank debt	82,000	35,000	395,000	212,000
Repayments of senior bank debt	(60,000)	(70,000)	(354,500)	(223,000)
Issuance of junior convertible trust preferred securities	—	—	300,000	—
Issuance of common stock	11,376	13,926	46,824	52,684
Repurchase of common stock	(60,454)	(93,840)	(462,924)	(202,843)
Issuance costs	(510)	(64)	(9,406)	(1,820)
Excess tax benefit from exercise of stock options	4,402	8,005	17,352	36,211
Cost of call spread option agreements	—	—	(13,290)	—
Repayments of notes payable and other liabilities	(2,084)	(1,395)	(7,687)	(2,476)
Redemptions of Minority interest—Affiliate investments in partnerships	(1,891)	(794)	(2,865)	(11,798)

Cash flow used in financing activities	(27,161)	(109,162)	(91,496)	(141,042)

Effect of foreign exchange rate changes on cash and cash equivalents	43	1,855	628	2,781
Net increase in cash and cash equivalents	61,656	40,800	81,639	4,880
Cash and cash equivalents at beginning of period	160,406	165,809	140,423	201,729

Cash and cash equivalents at end of period	$222,062	$206,609	$222,062	$206,609

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$2,008	$2,896	$3,143	$14,944
Stock issued for zero coupon senior convertible note conversions	558	31,115	11,425	35,773

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("AMG" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the year ended December 31, 2006 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Senior Debt

        Senior debt is compromised of:

	December 31, 2006	September 30, 2007
Senior revolving credit facility	$365,500	$354,500

Senior Revolving Credit Facility (see also Note 18)

        The Company has a senior revolving credit facility (the "Facility") which allows for borrowings of up to $650,000 at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, the Company has the option to borrow up to an aggregate of $800,000 under this Facility. The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company.

        On October 19, 2007, consistent with the terms of the Facility, the Company increased its current borrowing capacity from $650,000 to $750,000 while maintaining the option to borrow up to an aggregate of $800,000. All other terms of the Facility remain unchanged.

3. Senior Convertible Securities

        The components of senior convertible securities are as follows:

	December 31, 2006	September 30, 2007
Zero coupon senior convertible notes	$113,358	$77,983
Floating rate senior convertible securities	300,000	300,000

	$413,358	$377,983

Zero Coupon Senior Convertible Notes

        In May 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase or conversion of an aggregate of $167,548 principal amount of such notes, $83,452 principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $53.62) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock exceeds a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In February 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities (see also Note 18)

        In February 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 ("floating rate convertible securities"). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable quarterly in cash. Each security is convertible into shares of the Company's common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock as of September 30, 2007, upon conversion, a holder of each security would receive an additional 6.471 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of its common stock or some combination thereof. The Company may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the floating rate convertible securities may not be convertible in certain future periods.

        The Company has interest rate swap contracts that effectively exchange the variable interest rate for a fixed interest rate on $150,000 of the floating rate convertible securities. Through February 2008, the Company will pay a weighted average fixed rate of 3.28% on that notional amount.

        On October 11, 2007, the Company announced its intent to call the floating rate convertible securities in February 2008.

4. Mandatory Convertible Securities

        In February 2004, the Company issued $300,000 of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300,000 of additional proceeds to the Company following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which the Company pays interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of the Company's common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract through February 2008, and all of these payments are recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company's common stock as of September 30, 2007, the purchase contracts would have a settlement rate of 13.875.

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

5. Junior Convertible Trust Preferred Securities (see also Note 18)

        In April 2006, the Company issued $300,000 of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291,000 of convertible trust preferred securities to investors. Under FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities," the trust is not consolidated in the Company's financial statements. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2006 junior convertible trust preferred securities") have substantially the same terms.

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.333 shares of the Company's common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2006 junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of the Company's common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2006 convertible trust preferred securities receive all payments due from the trust.

        On October 17, 2007, the Company issued $500,000 of junior convertible trust preferred securities through a wholly owned trust, as further discussed in Note 18.

6. Income Taxes

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for liabilities related to tax return positions that may be deemed to be uncertain. The adoption of FIN 48 did not result in a material adjustment to the Company's liability for uncertain tax positions. On January 1, 2007 the Company carried a liability for uncertain tax positions of $21,300, including approximately $3,800 for interest and related charges. In the event that all of these liabilities were resolved favorably, the Company would reduce its income tax provision by approximately $11,800, thereby lowering its effective tax rate. In the nine month period ended September 30, 2007, there were no material changes to these liabilities.

        The Company's policy is to include interest and penalties in its income tax provision. The Company or its subsidiaries files income tax returns in federal, various state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Current:
Federal	$7,485	$13,199	$23,790	$31,590
State	2,414	1,303	5,508	5,575
Foreign	2,269	3,453	8,114	9,847

Total Current	12,168	17,955	37,412	47,012

Deferred:
Federal	7,480	7,486	22,391	25,050
State	427	428	1,279	1,467
Foreign	(608)	(858)	(3,223)	(2,410)

Total Deferred	7,299	7,056	20,447	24,107

Provision for Income Taxes	$19,467	$25,011	$57,859	$71,119

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2006	September 30, 2007
Deferred assets (liabilities):
State net operating loss carryforwards	$14,126	$17,641
Intangible asset amortization	(170,216)	(184,456)
Non-deductible intangible amortization	(26,946)	(27,722)
Deferred compensation	—	(11,187)
Convertible securities interest	(19,807)	(25,534)
Fixed asset depreciation	(1,956)	(3,162)
Deferred income	(398)	(1,043)
Accrued expenses	739	1,051

	(204,458)	(234,412)
Valuation allowance	(14,126)	(17,641)

Net deferred income taxes	$(218,584)	$(252,053)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The intangible assets associated with the Company's investments in its Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. At the time of its investment in these Affiliates, the Company recorded a deferred tax liability that represents the tax effect of the future book amortization of these assets.

        The Company is required to deduct interest in an amount greater than the reported interest expense for its floating rate convertible securities and junior convertible trust preferred securities. Including the deferred taxes attributable to the Company's 2007 junior convertible trust preferred securities (see also Note 18), these deductions are anticipated to generate approximately $8,000 of deferred tax expense over the next year.

        The Company recently announced its intent to call the floating rate convertible securities in February 2008 and expects that the substantial portion of these securities will convert into common stock when they are called. If all of these securities convert, approximately $18,000 of the Company's deferred tax liability for convertible securities interest will be reclassified to stockholders' equity.

        At September 30, 2007, the Company had state net operating loss carryforwards that will expire over a 15 year period beginning in 2007. The valuation allowances at December 31, 2006 and September 30, 2007 are related to the uncertainty of the realization of these loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended September 30, 2007 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

        In the second quarter of 2006, the Company reduced its deferred tax liabilities for non-deductible intangible amortization by $1,408 to reflect a reduction in Canadian federal income tax rates. The reduction of these deferred tax liabilities was recorded as a benefit in the income tax provision in that period.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net Income	$33,146,000	$42,585,000	$102,323,000	$121,094,000
Interest expense on convertible securities, net of taxes	5,285,000	5,100,000	12,501,000	15,292,000

Net Income, as adjusted	$38,431,000	$47,685,000	$114,824,000	$136,386,000

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Denominator:
Average shares outstanding—basic	30,371,364	29,857,038	31,746,855	29,801,541
Effect of dilutive instruments:
Stock options	2,360,285	1,991,800	2,511,024	2,161,567
Senior convertible securities	9,225,963	9,279,512	9,213,876	9,399,280
Mandatory convertible securities	442,110	1,544,536	507,576	1,473,226
Junior convertible trust preferred securities	2,000,000	2,000,000	1,318,681	2,000,000

Average shares outstanding—diluted	44,399,722	44,672,886	45,298,012	44,835,614

        The calculation of diluted earnings per share for the three and nine months ended September 30, 2007 excludes the potential exercise of options to purchase approximately 1.0 and 0.9 million common shares, respectively, because their effect would be anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended September 30, 2006 excludes the potential exercise of options to purchase approximately 0.1 million common shares in each period, because their effect would be anti-dilutive. In addition, the calculation of diluted earnings per share excludes the effect of the outstanding call spread option agreements for all periods presented because their effect would be anti-dilutive.

        As more fully discussed in Notes 3 and 5, the Company had convertible securities outstanding during the nine months ended September 30, 2006 and 2007. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the securities are then contractually convertible into the Company's common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

        For the three and nine months ended September 30, 2007, the Company repurchased approximately 0.8 and 1.8 million shares, respectively, of common stock under various stock repurchase programs. The Company has repurchased an additional 1.8 million shares (including shares attributable to the forward purchase agreement discussed in Note 18) from October 1, 2007 through November 2, 2007. For the three and nine months ended September 30, 2006, the Company repurchased approximately 0.6 million and 4.7 million shares of common stock, respectively.

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

        Many of the Company's operating agreements provide Affiliate management partners the conditional right to require the Company to purchase their retained equity interests at certain intervals. These agreements also provide the Company the conditional right to require Affiliate management partners to sell their retained equity interests upon their death, permanent incapacity or termination of employment and provide such partners the conditional right to require the Company to purchase such interests upon the occurrence of such events. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2007, the aggregate amount of these payments would have totaled approximately $1,550,100. In the event that all such transactions were closed, the Company would own the cash flow distributions attributable to the additional equity interests purchased from Affiliate management partners. As of September 30, 2007, this amount would represent approximately $200,600 on an annualized basis. The partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions.

9. Affiliate Investments in Partnerships

        Several of the Company's Affiliates are general partners in investment partnerships. Under Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-05"), a general partner is required to consolidate any partnership that it controls, including those interests in the partnerships in which the Company does not have ownership rights. A general partner is presumed to control a partnership unless the limited partners have certain rights to remove the general partner or other substantive rights to participate in partnership operations. If the general partner does not control a partnership, it is required to account for its interest in the partnership using the equity method of accounting.

        Assets of the consolidated partnerships are reported as "Affiliate investments in partnerships." Substantially all of these assets are held by investors that are unrelated to the Company, and reported as "Minority interest in Affiliate investments in partnerships." Income from these partnerships is presented as "Investment (income) loss from Affiliate investments in partnerships" in the consolidated statements of income. The portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as a "Minority interest in Affiliate investments in partnerships."

        These consolidated partnerships had the following activity during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Purchase of investments	$31,034	$58,363	$89,704	$159,953
Sale of investments	32,925	59,157	92,569	171,751
Gross subscriptions of client assets	286	182	348	3,207
Gross redemptions of client assets	2,177	976	3,213	15,005

        As of December 31, 2006 and September 30, 2007, the Company's investments in partnerships that are not controlled by its Affiliates were $21,449 and $30,842, respectively. These assets are reported within "Other assets" in the consolidated balance sheet. The income or loss related to these investments is classified within "Investment and other income" in the consolidated statement of income.

10. Affiliate Investments in Marketable Securities

        Affiliate investments in marketable securities are classified as either trading or available-for-sale securities and carried at fair value. Unrealized holding gains or losses on investments classified as available-for-sale are reported net of deferred tax as a separate component of accumulated other comprehensive income in stockholders' equity until realized. If a decline in the fair value of these investments is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred.

        The cost of Affiliate investments in marketable securities was $14,342 and $21,038 as of December 31, 2006 and September 30, 2007, respectively. Gross unrealized gains on these investments were $1,379 and $1,571 as of December 31, 2006 and September 30, 2007, respectively.

11. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of September 30, 2007, the total receivable (reported in "Other assets") was $35,819. The total payable as of September 30, 2007 was $5,793, of which $4,831 is reported as a current liability.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

12. Equity-Based Compensation Plans

        The following table summarizes the transactions of the Company's stock option and incentive plans for the nine months ended September 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2007	7,404,822	$50.49
Options granted	118,750	110.11
Options exercised	(1,500,177)	35.32
Options forfeited	(189,624)	71.63

Unexercised options outstanding—September 30, 2007	5,833,771	54.92	4.7

Exercisable at September 30, 2007	4,579,539	44.25	4.3
Exercisable and free from restrictions on transfer at September 30, 2007	3,778,902	41.65	3.7

        The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the nine months ended September 30, 2007 was $27.86, based on the assumptions stated below.

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Dividend yield	0.0%	0.0%
Expected volatility(1)	26.6%	24.0%
Risk-free interest rate(2)	4.5%	4.4%
Expected life of options (in years)(3)	4.0	3.6
Forfeiture rate(3)	5.0%	5.0%

    (1)
    Based on the implied volatility of the Company's common stock.

    (2)
    Based on the U.S. Treasury yield curve in effect at the date of grant.

    (3)
    Based on historical data.

        The Company's Net Income for the nine months ended September 30, 2007 includes $4,169 of compensation expense, net of tax, related to our equity-based compensation arrangements. As of September 30, 2007, there was $25,473 of deferred compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately three years (assuming no forfeitures).

13. Call Spread Option Agreements

        In March 2006, the Company entered into a series of agreements that provide the option, but not the obligation, to repurchase up to 917,000 shares of its common stock at a weighted average price of $99.59 per share. At that time, the Company made payments of $13,290, which were recorded as a reduction of additional paid-in capital. Upon exercise, the Company may elect to receive the intrinsic value of a contract in cash or common stock.

        In September 2007, the Company exercised 337,000 options with an intrinsic value of $7,513. The Company received approximately 6,000 shares of common stock and used the remaining proceeds to enter into another series of agreements that provide the option, but not the obligation, to repurchase up to 800,000 shares of its common stock at a weighted average price of $120.89 per share. In connection with this transaction, the Company reclassified $474 from additional paid in capital to treasury stock, representing a portion of the Company's initial payments for these agreements.

        Through September 30, 2007, the Company has exercised 682,000 options with a total intrinsic value of $16,168, and has options outstanding to purchase an additional 1,035,000 shares at a weighted-average price of $115.56. These options may be exercised at specified times during the fourth quarter of 2007 and the first quarter of 2008.

14. Segment Information

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

        Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company's reported revenue but instead is included (net of operating expenses, including amortization) in "Income from equity method investments," and reported in the distribution channel in which the Affiliate operates. Income tax attributable to the profits of the Company's equity-method Affiliates is reported within the Company's consolidated income tax provision.

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

Statements of Income

	For the Three Months Ended September 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$124,052	$117,775	$38,613	$280,440
Operating expenses:
Depreciation and other amortization	1,960	5,164	1,954	9,078
Other operating expenses	74,350	71,948	23,005	169,303

	76,310	77,112	24,959	178,381

Operating income	47,742	40,663	13,654	102,059

Non-operating (income) and expenses:
Income from equity method investments	(203)	(6,452)	(809)	(7,464)
Investment and other income	(1,460)	(895)	(1,268)	(3,623)
Investment loss from Affiliate investments in partnerships	—	—	4,959	4,959
Interest expense	6,980	7,081	2,189	16,250

	5,317	(266)	5,071	10,122

Income before minority interest and income taxes	42,425	40,929	8,583	91,937
Minority interest	(17,179)	(20,176)	(6,303)	(43,658)
Minority interest in Affiliate investments in partnerships	—	—	4,334	4,334

Income before income taxes	25,246	20,753	6,614	52,613
Income taxes	9,341	7,679	2,447	19,467

Net Income	$15,905	$13,074	$4,167	$33,146

	For the Three Months Ended September 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$142,778	$159,592	$43,235	$345,605
Operating expenses:
Depreciation and other amortization	2,651	5,955	2,093	10,699
Other operating expenses	85,942	95,394	25,950	207,286

	88,593	101,349	28,043	217,985

Operating income	54,185	58,243	15,192	127,620

Non-operating (income) and expenses:
Income from equity method investments	(467)	(9,265)	(878)	(10,610)
Investment and other income	(327)	(1,399)	(665)	(2,391)
Investment income from Affiliate investments in partnerships	—	—	(17,039)	(17,039)
Interest expense	6,867	8,750	2,381	17,998

	6,073	(1,914)	(16,201)	(12,042)

Income before minority interest and income taxes	48,112	60,157	31,393	139,662
Minority interest	(20,269)	(28,918)	(6,364)	(55,551)
Minority interest in Affiliate investments in partnerships	—	—	(16,515)	(16,515)

Income before income taxes	27,843	31,239	8,514	67,596
Income taxes	10,302	11,560	3,149	25,011

Net Income	$17,541	$19,679	$5,365	$42,585

	For the Nine Months Ended September 30, 2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$370,716	$356,271	$114,603	$841,590
Operating expenses:
Depreciation and other amortization	5,319	15,583	6,017	26,919
Other operating expenses	225,329	209,189	69,914	504,432

	230,648	224,772	75,931	531,351

Operating income	140,068	131,499	38,672	310,239

Non-operating (income) and expenses:
Income from equity method investments	(780)	(16,710)	(2,040)	(19,530)
Investment and other income	(4,361)	(2,539)	(2,094)	(8,994)
Investment loss from Affiliate investments in partnerships	—	—	3,451	3,451
Interest expense	18,301	19,051	5,482	42,834

	13,160	(198)	4,799	17,761

Income before minority interest and income taxes	126,908	131,697	33,873	292,478
Minority interest	(50,578)	(66,491)	(18,557)	(135,626)
Minority interest in Affiliate investments in partnerships	—	—	3,330	3,330

Income before income taxes	76,330	65,206	18,646	160,182
Income taxes	27,553	23,561	6,745	57,859

Net Income	$48,777	$41,645	$11,901	$102,323

	For the Nine Months Ended September 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$415,723	$447,165	$124,018	$986,906
Operating expenses:
Depreciation and other amortization	7,802	17,397	6,143	31,342
Other operating expenses	251,698	265,610	74,390	591,698

	259,500	283,007	80,533	623,040

Operating income	156,223	164,158	43,485	363,866

Non-operating (income) and expenses:
Income from equity method investments	(1,099)	(24,165)	(2,230)	(27,494)
Investment and other income	(6,149)	(4,666)	(2,697)	(13,512)
Investment income from Affiliate investments in partnerships	—	(107)	(38,092)	(38,199)
Interest expense	21,309	26,201	7,253	54,763

	14,061	(2,737)	(35,766)	(24,442)

Income before minority interest and income taxes	142,162	166,895	79,251	388,308
Minority interest	(59,266)	(81,266)	(18,272)	(158,804)
Minority interest in Affiliate investments in partnerships	—	(107)	(37,184)	(37,291)

Income before income taxes	82,896	85,522	23,795	192,213
Income taxes	30,672	31,644	8,803	71,119

Net Income	$52,224	$53,878	$14,992	$121,094

Balance Sheet Information

	Mutual Fund	Institutional	High Net Worth	Total
Total assets as of December 31, 2006	$898,150	$1,279,981	$487,789	$2,665,920

Total assets as of September 30, 2007	$976,047	$1,264,218	$514,798	$2,755,063

15. Goodwill and Acquired Client Relationships

        During the nine months ended September 30, 2007, the Company acquired interests from and transferred interests to Affiliate management partners. Most of the goodwill acquired during the nine months ended September 30, 2007 is deductible for tax purposes.

        The following table presents the change in goodwill during the nine months ended September 30, 2007:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2006	$454,561	$504,068	$218,598	$1,177,227
Goodwill acquired, net	467	6,759	1,740	8,966
Foreign currency translation	16,560	16,176	5,777	38,513

Balance, as of September 30, 2007	$471,588	$527,003	$226,115	$1,224,706

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2006 and September 30, 2007:

	December 31, 2006		September 30, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$379,703	$136,486	$397,021	$160,257
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	258,849	—	260,164	—
Goodwill	1,177,227	—	1,224,706	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2007, these relationships were being amortized over a weighted average life of approximately 11 years. The Company estimates that its consolidated annual amortization expense will be approximately $32,000 for the next 5 years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of September 30, 2007, these relationships were being amortized over approximately 11 years. Amortization expense for these relationships was $2,332 and $2,344 for the three months ended September 30, 2006 and 2007, respectively, and $6,964 and $6,979 for the nine months ended September 30, 2006 and 2007, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $9,300 for the next five years.

16. Recent Accounting Developments

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a framework for measuring fair value applicable to other accounting standards that use fair value measurements. The Company will adopt FAS 157 in the first quarter of 2008 and is in the process of evaluating the effect that FAS 157 will have on its financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company will adopt FAS 159 in the first quarter of 2008 and is in the process of evaluating the possible effect that FAS 159 will have on its financial statements.

17. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Net Income	$33,146	$42,585	$102,323	$121,094
Foreign currency translation adjustment(1)	(345)	23,739	11,886	53,752
Change in net unrealized gain (loss) on investment securities	(10)	30	58	43
Change in net unrealized gain (loss) on derivative securities	(851)	(418)	(156)	(979)

Comprehensive income	$31,940	$65,936	$114,111	$173,910

(1)
Foreign currency translation in the three and nine months ended September 30, 2006 and 2007 results from the impact of changes in foreign currency exchange rates.

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2006	September 30, 2007
Foreign Currency Translation	$13,081	$66,833
Unrealized gain on investment securities	77	120
Unrealized gain on derivative securities	1,508	529

Accumulated other comprehensive income	$14,666	$67,482

18. Subsequent Events

        On October 17, 2007, the Company issued $500,000 of junior subordinated convertible debentures due 2037 to a wholly-owned trust, simultaneous with the issuance by the trust of $500,000 of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms. The 2007 junior convertible trust preferred securities bear interest at a rate of 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.250 shares of the Company's common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2007 junior convertible trust preferred securities may not be redeemed by the Company prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of the Company's common stock exceeds $260 per share for a specified period of time. The Company used approximately $210,000 of these proceeds to enter into a prepaid forward purchase agreement to repurchase shares of its common stock. The balance of the proceeds were used to repay outstanding indebtedness (see also Note 5).

        On October 19, 2007, consistent with the terms of its senior revolving credit facility (the "Facility"), the Company increased its current borrowing capacity from $650,000 to $750,000 while maintaining the option to borrow up to an aggregate of $800,000. All other terms of the Facility remain unchanged (see also Note 2).

        On October 11, 2007, the Company announced its intent to call the $300,000 aggregate principal amount of its floating rate convertible securities due 2033 in February 2008. Under the terms of the convertible securities, at the time of the call, holders may elect to convert their securities into shares of common stock. Based on the current trading price of the Company's common stock, it is expected that the substantial portion of the securities will be converted into common stock. If all of the securities convert into shares of common stock, the $300,000 aggregate principal amount and approximately $18,000 of related deferred tax liabilities will be reclassified to stockholders' equity (see also Notes 3 and 6).

        On October 24, 2007, the Company announced a definitive agreement to acquire approximately 70% of the equity interests in Cooke & Bieler, a value equity manager with more than $9 billion in assets under management. After the closing of the transaction, the management partners of Cooke & Bieler will hold the remaining equity interests. The transaction is expected to close upon receipt of customary approvals.

        On November 8, 2007, the Company announced that it acquired an interest in ValueAct Capital, an alternative investment firm with more than $6 billion in assets under management. Following the transaction, ValueAct Capital's management team will continue to own a majority of the firm.

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

        Pro-forma for our investment in ValueAct Capital and our pending investment in Cooke & Bieler, as of September 30, 2007, our Affiliate investment management firms managed approximately $292 billion across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

        In December 2006, we acquired a majority equity interest in Chicago Equity Partners, a firm that manages a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles. Chicago Equity Partners' client base includes over 120 institutional investors, including public funds, corporations, endowments and foundations, Taft-Hartley plan sponsors and certain mutual fund advisors.

        On October 24, 2007, we announced a definitive agreement to acquire approximately 70% of the equity interests in Cooke & Bieler, a value equity manager with more than $9 billion in assets under management. After the closing of the transaction, the management partners of Cooke & Bieler will hold the remaining equity interests. The transaction is expected to close upon receipt of customary approvals.

        On November 8, 2007, we announced our acquisition of an interest in ValueAct Capital, an alternative investment firm with more than $6 billion in assets under management. Following the transaction, ValueAct Capital's management team will continue to own a majority of the firm.

        We operate our business through our Affiliates in our three principal distribution channels, maintaining each Affiliate's distinct entrepreneurial culture and independence through our investment structure. In each case, our Affiliates are organized as separate firms, and their operating or shareholder agreements are tailored to provide appropriate incentives for our Affiliate management owners and to address the particular characteristics of that Affiliate while enabling us to protect our interests.

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

        An Affiliate's managers therefore have incentives to increase revenue (thereby increasing the Operating Allocation and their share of the Owners' Allocation) and to control expenses (thereby increasing the amount of Operating Allocation available for their compensation). If actual operating expenses are less than an Affiliate's Operating Allocation, the profits allocated to the managers will increase. These profits are referred to as "Minority interest" on our Consolidated Statements of Income.

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

        For the nine months ended September 30, 2007, approximately $238.3 million was reported as compensation to our Affiliate managers under these revenue sharing arrangements. Additionally, during this period we allocated approximately $158.8 million of our Affiliates' profits to their managers (referred to in our Consolidated Statements of Income as "Minority interest").

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

        Through our affiliated investment management firms, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management; most asset-based advisory fees are billed by our Affiliates quarterly. Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). Most client accounts in the High Net Worth distribution channel are billed in advance and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Advisory fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes resulting from client withdrawals. Conversely, advisory fees billed in arrears will reflect changes in the market value of assets under management for that period. In addition to generating asset-based fees, more than 30 Affiliate products, representing approximately $35 billion of assets under management, also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $57.6 billion as of September 30, 2007) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

Results of Operations

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes—Quarter to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total
June 30, 2007	$63.3	$172.3	$31.0	$266.6
Net client cash flows	(0.3)	4.6	(0.0)	4.3
Investment performance	0.9	3.8	1.2	5.9

September 30, 2007	$63.9	$180.7	$32.2	$276.8

Statement of Changes—Year to Date (dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2006	$58.2	$154.7	$28.2	$241.1
Net client cash flows	0.3	7.1	(0.6)	6.8
Other Affiliate transactions(1)	(1.0)	(0.1)	—	(1.1)
Investment performance	6.4	19.0	4.6	30.0

September 30, 2007	$63.9	$180.7	$32.2	$276.8

(1)
During 2007, we transferred interests in certain Affiliates.

        The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management generally represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management represent an average of the assets at the beginning and end of each calendar quarter during the applicable period. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions, except as noted)	2006	2007		2006	2007
Average assets under management(1)
(in billions)
Mutual Fund	$53.7	$62.7	17%	$53.7	$61.7	15%
Institutional	125.2	176.5	41%	120.2	167.2	39%
High Net Worth	27.0	31.6	17%	26.3	30.1	14%

Total	$205.9	$270.8	32%	$200.2	$259.0	29%

Revenue
Mutual Fund	$124.0	$142.8	15%	$370.7	$415.7	12%
Institutional	117.8	159.6	35%	356.3	447.2	26%
High Net Worth	38.6	43.2	12%	114.6	124.0	8%

Total	$280.4	$345.6	23%	$841.6	$986.9	17%

Net Income
Mutual Fund	$15.9	$17.5	10%	$48.8	$52.2	7%
Institutional	13.1	19.7	50%	41.6	53.9	30%
High Net Worth	4.1	5.4	32%	11.9	15.0	26%

Total	$33.1	$42.6	29%	$102.3	$121.1	18%

EBITDA(2)
Mutual Fund	$34.2	$37.4	9%	$100.1	$112.2	12%
Institutional	35.2	48.1	37%	106.4	135.6	27%
High Net Worth	10.9	13.1	20%	30.4	37.5	23%

Total	$80.3	$98.6	23%	$236.9	$285.3	20%

(1)
Assets under management attributable to investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $41.0 billion and $56.5 billion for the three months ended September 30, 2006, and 2007, respectively, and $37.4 billion and $52.3 billion for the nine months ended September 30, 2006 and 2007, respectively.

(2)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including reconciliation to cash flow from operations, is described in greater detail in "Liquidity and Capital Resources—Supplemental Liquidity Measure". For purposes of our distribution channel operating results, holding company expenses have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

Revenue

        Our revenue is generally determined by the level of our assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees.

        Our revenue increased $65.2 million (or 23%) in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of a 32% increase in average assets under management, and increased $145.3 million (or 17%) in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of a 29% increase in average assets under management. These increases in average assets under management resulted principally from positive investment performance, positive net client cash flows and our 2006 investment in Chicago Equity Partners. The increases in revenue were proportionately less than the increases in average assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $18.8 million (or 15%) in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of a 17% increase in average assets under management, and increased $45.0 million (or 12%) in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of a 15% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance. The increases in revenue were proportionately less than the growth in average assets under management because of an increase in assets under management that realize a comparatively lower fee rate.

  Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $41.8 million (or 35%) in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of a 41% increase in average assets under management, and increased $90.9 million (or 26%) in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of a 39% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance, positive net client cash flows, and our 2006 investment in Chicago Equity Partners. The increases in revenue were proportionately less than the increases in average assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

  High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $4.6 million (or 12%) in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of a 17% increase in average assets under management, and increased $9.4 million (or 8%) in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of a 14% increase in average assets under management. These increases in assets under management resulted principally from positive investment performance. The increases in revenue were proportionately less than the increases in assets under management due to the previously discussed effects of advance billing in the High Net Worth distribution channel.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2006	2007		2006	2007
Compensation and related expenses	$122.8	$149.9	22%	$358.0	$431.9	21%
Selling, general and administrative	40.9	51.5	26%	129.7	146.0	13%
Amortization of intangible assets	6.8	7.9	16%	20.5	23.8	16%
Depreciation and other amortization	2.3	2.8	22%	6.4	7.6	19%
Other operating expenses	5.5	5.9	7%	16.7	13.8	(17%)

Total operating expenses	$178.3	$218.0	22%	$531.3	$623.1	17%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expenses are impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and nine months ended September 30, 2007, approximately $81.4 million and $238.3 million (or 54% and 55%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 22% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and increased 21% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increases in compensation and related expenses were primarily the result of the relationship between revenue and operating expenses at Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue, and accordingly, reported higher compensation expenses. The increases also related to an increase in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006 ($3.7 million and $10.8 million in the three and nine month periods ended September 30, 2007, respectively).

        Selling, general and administrative expenses increased 26% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and increased 13% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increases in selling, general and administrative expenses were principally attributable to increases in administrative expenses at Affiliates, including those that resulted from the growth in assets under management at our Affiliates in the Mutual Fund distribution channel. These increases were also attributable to an increase in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006 ($0.6 million and $2.4 million in the three and nine month periods ended September 30, 2007, respectively).

        Amortization of intangible assets increased 16% in the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2006.

        Depreciation and other amortization increased 22% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and increased 19% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, principally attributable to spending on depreciable assets during 2006 and 2007.

        Other operating expenses increased 7% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and decreased 17% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increase in the three month period ended September 30, 2007 was principally attributable to an increase in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006. The decrease in the nine month period ended September 30, 2007 was primarily the result of benefits realized upon the transfer of Affiliate interests during the first quarter of 2007 as well as a $0.8 million recovery of Affiliate expenses that previously reduced our share of Owners' Allocation during the second quarter of 2007. These decreases were partially offset by a $0.5 million increase in aggregate Affiliate expenses from our investment in Chicago Equity Partners in December 2006.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2006	2007		2006	2007
Income from equity method investments	$7.4	$10.6	43%	$19.5	$27.5	41%
Investment and other income	3.6	2.4	(33)%	9.0	13.5	50%
Investment income (loss) from Affiliate investments in partnerships	(5.0)	17.0	440%	(3.5)	38.2	1191%
Minority interest in Affiliate investments in partnerships	(4.3)	16.5	484%	(3.3)	37.3	1230%
Minority interest	43.6	55.6	28%	135.6	158.8	17%
Interest expense	16.2	18.0	11%	42.8	54.8	28%
Income tax expense	19.5	25.0	28%	57.9	71.1	23%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 43% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and increased 41% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. These increases were principally the result of increases in average assets under management at Affiliates that are accounted for under the equity method of accounting of 38% and 40% during the respective periods.

        Investment and other income consists primarily of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments. Investment and other income decreased 33% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of a decrease in Affiliate investment earnings. Investment and other income increased 50% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 primarily as a result of an increase in Affiliate investment earnings.

        As discussed in Note 9, Investment income (loss) from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which our Affiliates serve as the general partner. For the three months ended September 30, 2007 and 2006, the income (loss) from Affiliate investments in partnerships was $17.0 million and $(5.0) million, respectively, and for the nine months ended September 30, 2007 and 2006 was $38.2 million and $(3.5) million, respectively, which was principally attributable to investors who are unrelated to us.

        Minority interest increased 28% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and increased 17% in the nine months ended

September 30, 2007, as compared to the nine months ended September 30, 2006, principally as a result of the previously discussed increases in revenue.

        Interest expense increased 11% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and increased 28% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. These increases were attributable to an increase in borrowings under our Facility ($2.9 million and $10.6 million in the three and nine month periods ended September 30, 2007, respectively). The increase in the nine month period ended September 30, 2007 was also attributable to the April 2006 issuance of $300 million of junior convertible trust preferred securities ($3.5 million). The increases in both periods were partially offset by decreases from the repayment of our Senior Notes due 2006 ($0.9 million and $2.7 million in the three and nine month periods ended September 30, 2007, respectively).

        Income taxes increased 28% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, and increased 23% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of the increase in income before taxes. The increase in the nine month period ended September 30, 2007 was proportionately greater than the increase in income before taxes as a result of a $1.4 million decrease in income taxes in the nine months ended September 30, 2006 resulting from a reduction in Canadian federal income tax rates, which did not recur in 2007.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(dollars in millions)	2006	2007		2006	2007
Net Income	$33.1	$42.6	29%	$102.3	$121.1	18%

        The increase in Net Income in the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, resulted from the increases in revenue and income from equity method investments, partially offset by net increases in reported operating and interest expenses, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2006	2007	2006	2007
Net Income	$33.1	$42.6	$102.3	$121.1
Intangible amortization	6.9	7.9	20.5	23.8
Intangible amortization—equity method investments	2.3	2.3	7.0	7.0
Intangible-related deferred taxes	7.0	6.8	19.8	20.6
Affiliate depreciation	1.4	1.7	4.3	4.5

Cash Net Income	$50.7	$61.3	$153.9	$177.0

        Cash Net Income increased 21% in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and increased 15% for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(dollars in millions)	December 31, 2006	September 30, 2007
Balance Sheet Data
Cash and cash equivalents	$201.7	$206.6
Senior revolving credit facility	365.5	354.5
Zero coupon senior convertible notes	113.4	78.0
Floating rate senior convertible securities	300.0	300.0
Mandatory convertible securities	300.0	300.0
Junior convertible trust preferred securities	300.0	300.0
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Cash Flow Data
Operating cash flow	$102.8	$156.6	$231.1	$227.5
Investing cash flow	(14.1)	(8.5)	(58.6)	(84.4)
Financing cash flow	(27.2)	(109.2)	(91.5)	(141.0)
EBITDA(1)	80.3	98.6	236.9	285.3

(1)
The definition of EBITDA is presented in Note 2 on page 25 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our mandatory convertible securities and junior convertible trust preferred securities and our net debt approach. At September 30, 2007, our leverage ratio was 1.3:1.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in millions)	2006	2007	2006	2007
Cash flow from operations	$102.8	$156.6	$231.1	$227.5
Interest expense, net of non-cash items(1)	14.9	16.5	38.9	50.3
Current tax provision	12.2	18.0	37.4	47.0
Income from equity method investments, net of distributions(2)	1.3	2.3	(10.7)	(6.8)
Changes in assets and liabilities and other adjustments	(50.9)	(94.8)	(59.8)	(32.7)

EBITDA	$80.3	$98.6	$236.9	$285.3

(1)
Non-cash items represent amortization of issuance costs and interest accretion ($1.3 million and $1.5 million for the three months ended September 30, 2006 and 2007, respectively, and $3.9 million and $4.4 million for the nine months ended September 30, 2006 and 2007, respectively).

(2)
Distributions from equity method investments were $8.5 million and $10.6 million for the three months ended September 30, 2006 and 2007, respectively, and $37.2 million and $41.3 million for the nine months ended September 30, 2006 and 2007, respectively.

        We meet our cash requirements through cash generated by operating and financing activities. Our principal uses of cash in the nine months ended September 30, 2007 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At September 30, 2007, our Affiliates had invested approximately $98 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

Senior Revolving Credit Facility

        We have a senior revolving credit facility (the "Facility") which allows for borrowings up to $650 million ($750 million as of October 19, 2007) at rates of interest (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit ratings. Subject to the agreement of the lenders (or prospective lenders) to increase their commitments, we have the option to borrow up to an aggregate of $800 million under this Facility. The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us.

Zero Coupon Senior Convertible Notes

        In May 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. Following the repurchase or conversion of an aggregate of $167.5 million principal amount of such notes, $83.5 million principal amount at maturity of zero coupon convertible notes remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.62) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In February 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes, in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In February 2003, we issued $300 million of floating rate senior convertible securities due 2033 ("floating rate convertible securities"). The floating rate convertible securities bear interest at a rate equal to 3-month LIBOR minus 0.50%, payable quarterly in cash. Each security is convertible into shares of our common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of our common stock for each convertible security. In addition, if the market price of our common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of our common stock as of September 30, 2007, upon conversion, a holder of each security would receive an additional 6.471 shares. The holders of the floating rate convertible securities may require us to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. We may choose to pay the purchase price for such repurchases with cash, shares of our common stock or some combination thereof. We may redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, floating rate convertible securities may not be convertible in certain future periods.

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

        On October 11, 2007, we announced our intent to call the floating rate convertible securities in February 2008. Under the terms of the convertible securities, at the time of the call, holders may elect to convert their debentures into shares of common stock. Based on the current trading price of our common stock, we expect that the substantial portion of the debentures will be converted into common stock. If all of the debentures convert into shares of common stock, the $300 million aggregate principal amount and approximately $18 million of related deferred tax liabilities will be reclassified to stockholders' equity.

2004 Mandatory Convertible Securities

        In February 2004, we issued $300 million of mandatory convertible securities ("2004 PRIDES"). As described below, these securities are structured to provide $300 million of additional proceeds to us following a successful remarketing and the exercise of forward purchase contracts in February 2008.

        Each unit of the 2004 PRIDES consists of (i) a senior note due February 2010 with a principal amount of $1,000 per note, on which we pay interest quarterly at the annual rate of 4.125%, and (ii) a forward purchase contract pursuant to which the holder has agreed to purchase shares of our common stock in February 2008. Holders of the purchase contracts receive a quarterly contract adjustment payment at the annual rate of 2.525% per $1,000 purchase contract through February 2008, and all of these payments are recorded in current liabilities. The number of shares to be issued in February 2008 will be determined based upon the average trading price of our common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of our common stock as of September 30, 2007, the purchase contracts would have a settlement rate of 13.875.

        Each of the senior notes is pledged to us to collateralize the holder's obligations under the forward purchase contracts. According to the terms of the 2004 PRIDES, the senior notes are expected to be remarketed to new investors prior to the exercise of the forward purchase contracts. A successful remarketing will generate $300 million of gross proceeds to be used by the original holders of the 2004 PRIDES to fulfill their obligations on the forward purchase contracts. In exchange for the additional $300 million payment on the forward purchased contracts, we will issue shares of our common stock to the original holders of the senior notes. As referenced above, the number of shares of common stock to be issued will be determined by the market price of our common stock at that time. Assuming a successful remarketing, the senior notes will remain outstanding until at least February 2010.

Junior Convertible Trust Preferred Securities

        In April 2006, we issued $300 million of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291 million of convertible trust preferred securities to investors. Under FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities," the trust is not consolidated in our financial statements. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2006 junior convertible trust preferred securities") have substantially the same terms.

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable in cash quarterly. Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2006 junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of our common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2006 convertible trust preferred securities receive all payments due from the trust.

        The 2006 junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. As with our floating rate convertible securities, we are required to deduct interest in an amount greater than our reported interest expense, in annual deferred tax liabilities of $2.6 million.

        On October 17, 2007, we issued $500 million of junior subordinated convertible debentures due 2037 to a wholly-owned trust, simultaneous with the issuance by the trust of $500 million of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms. The 2007 junior convertible trust preferred securities bear interest at a rate of 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.250 shares of our common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2007 junior convertible trust preferred securities may not be redeemed by us prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of our common stock exceeds $260 per share for a specified period of time. We used approximately $210 million of these proceeds to enter into a prepaid forward purchase agreement to repurchase shares of our common stock. The balance of the proceeds were used to repay outstanding indebtedness.

Call Spread Option Agreements

        In March 2006, we entered into a series of agreements that provide the option, but not the obligation, to repurchase up to 917,000 shares of its common stock at a weighted average price of $99.59 per share. At that time, we made payments of $13.3 million, which were recorded as a reduction of additional paid-in capital. Upon exercise, we may elect to receive the intrinsic value of a contract in cash or common stock.

        In September 2007, we exercised 337,000 options with an intrinsic value of $7.5 million. We received approximately 6,000 shares of common stock and used the remaining proceeds to enter into another series of agreements that provide the option, but not the obligation, to repurchase up to 800,000 shares of our common stock at a weighted average price of $120.89 per share. In connection with this transaction, we reclassified $0.5 million from additional paid in capital to treasury stock, representing a portion of our initial payments for these agreements.

        Through September 30, 2007 we have exercised 682,000 options with a total intrinsic value of $16.2 million and have options outstanding to purchase an additional 1,035,000 shares at a weighted-average price of $115.56. These options may be exercised at specified times during the fourth quarter of 2007 and the first quarter of 2008.

Purchases of Affiliate Equity

        Many of our operating agreements provide our Affiliate management partners the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2007, the aggregate amount of these payments would have totaled approximately $1,550.1 million. In the event that all such transactions were closed, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of September 30, 2007, this amount would represent approximately $200.6 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities, in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

        Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation, as well as increases and decreases in our consolidated working capital. The decrease in cash flow from operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, resulted principally from increased settlements of accrued liabilities of $44.8 million and increased purchases of other assets of $11.2 million, partially offset by an increase in collections of investment advisory fees receivable of $17.5 million.

Investing Cash Flow

        The net cash flow used in investing activities increased $25.8 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This was primarily the result of an increase of $43.4 million related to investments in Affiliates, partially offset by a decrease of $9.5 million related to purchases of investment securities.

        In conjunction with past acquisitions, we are contingently liable, upon achievement of specified financial targets, to make additional purchase payments. The targets for certain agreements will be measured beginning December 31, 2007. In the event these targets are achieved, we will make payments of up to $50 million in 2008.

        On October 24, 2007, we announced a definitive agreement to acquire approximately 70% of the equity interests in Cooke & Bieler. On November 8, 2007, we announced that we acquired an interest in ValueAct Capital. We funded our ValueAct investment with borrowings under our Facility and plan to use our Facility to close our investment in Cooke & Bieler.

Financing Cash Flow

        Net cash flows used in financing activities increased $49.5 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. This was primarily as a result of our repurchase of $202.8 million of our common stock during the nine months ended September 30, 2007. Comparatively, in the nine months ended September 30, 2006, our issuance of the 2006 junior convertible trust preferred securities was used as a source of cash for the repurchase of $462.9 million of our common stock.

        On October 17, 2007, we issued $500 million of junior convertible trust preferred securities through a wholly owned trust, as discussed on page 34. During October, we also increased the current borrowing capacity under our Facility to $750 million and announced our intent to call the $300 million floating rate convertible securities in the first quarter of 2008. We expect a substantial portion of the floating rate convertible security holders will elect to convert their securities into shares of our common stock once we provide our notice.

Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2007:

		Payments Due
Contractual Obligations	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
(dollars in millions)
Senior debt	$354.5	$—	$—	$—	$354.5
Senior convertible securities	385.7	1.3	0.9	—	383.5
Mandatory convertible securities(1)	332.5	5.0	25.8	301.7	—
Junior convertible trust preferred securities(1)	736.8	3.8	30.6	30.6	671.8
Purchases of Affiliate equity(2)	1,550.1	71.4	607.0	335.4	536.3
Leases	109.5	5.2	38.5	29.9	35.9
Other liabilities(3)	6.2	2.0	3.6	0.6	—

Total	$3,475.3	$88.7	$706.4	$698.2	$1,982.0

(1)
As more fully discussed on page 30, consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be affected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been affected as of September 30, 2007, the aggregate purchase amount would have totaled approximately $1,550.1 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $200.6 million on an annualized basis as of September 30, 2007.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 11 to the Consolidated Financial Statements).

Recent Accounting Developments

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a framework for measuring fair value applicable to other accounting standards that use fair value measurements. We will adopt FAS 157 in the first quarter of 2008 and are in the process of evaluating the effect that FAS 157 will have on our financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. We will adopt FAS 159 in the first quarter of 2008 and are in the process of evaluating the possible effect that FAS 159 will have on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the nine months ended September 30, 2007. Please refer to Item 7A in our 2006 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

        There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchase of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1—30, 2007	195,700	$121.18	195,700	2,690,106
August 1—31, 2007	550,000	$111.92	745,700	2,140,106
September 1—30, 2007	50,000	$109.53	795,700	2,090,106

Total	795,700	$114.05	795,700

(1)
In February, 2007, our Board of Directors authorized a new share repurchase program permitting us to repurchase 3.0 million shares of our common stock. As of November 2, 2007, there were 1.9 million shares that could be purchased under our share repurchase programs.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 9, 2007
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
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX