Form 10-K
period 2007-12-31
AFFILIATED MANAGERS GROUP INC
filed 2008-02-29
CIK 1004434

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13459

AFFILIATED MANAGERS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3218510 (IRS Employer Identification Number)
600 Hale Street, Prides Crossing, Massachusetts (Address of principal executive offices)	01965 (Zip Code)
(617) 747-3300 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Common Stock ($.01 par value) Title of each class	New York Stock Exchange Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At June 29, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $128.76 on that date on the New York Stock Exchange, was $3,805,191,231. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the registrant's common stock are affiliates. There were 36,442,613 shares of the registrant's common stock outstanding on February 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 3, 2008 are incorporated by reference into Part III.

FORM 10-K
TABLE OF CONTENTS

i

PART I

Item 1.    Business

        We are an asset management company with equity investments in a diverse group of boutique investment management firms (our "Affiliates"). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in investment management firms and strategic transactions and relationships structured to enhance our Affiliates' businesses and growth prospects.

        In our investments in each of our Affiliates, we hold a substantial equity interest. The remaining equity interests are retained by the management of the Affiliate and enable Affiliate managers to continue to participate in their firm's success. Our investment approach provides a degree of liquidity and diversification to principal owners of boutique investment management firms, and also addresses the succession and ownership transition issues facing many founders and principal owners. Our partnership approach also ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their firm's entrepreneurial culture and independence. In particular, our structures are designed to:

  •
  maintain and enhance Affiliate managers' equity incentives in their firms;

  •
  preserve each Affiliate's distinct culture and investment focus; and

  •
  provide Affiliates with the ability to realize the benefits of scale economies in distribution, operations, compliance and technology.

        Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale. We assist our Affiliates in broadening distribution in the United States and globally, developing new products and providing strategic support and enhanced operational capabilities.

        We believe that substantial opportunities to make investments in high-quality boutique investment management firms will continue to arise as their founders seek to institutionalize their businesses through broader equity ownership, or approach retirement age and begin to plan for succession. Our management identifies select firms based on our thorough understanding of the asset management industry, and has developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture of commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels. We are focused on investing in the highest quality boutique asset management firms specializing in an array of investment styles and asset classes, including both traditional and alternative investment managers. We anticipate that we will have significant additional investment opportunities across the investment management industry in the United States and globally, including the potential for investments in subsidiaries, divisions and other investment teams or products.

Investment Management Operations

        Through our Affiliates, we manage approximately $274.8 billion in assets (as of December 31, 2007) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        A summary of selected financial data attributable to our operations follows:

(in millions, except as noted)	2005	2006	2007
Assets under Management (in billions)(1)
Mutual Fund	$50.3	$58.2	$62.2
Institutional	109.3	154.7	180.4
High Net Worth	24.7	28.2	32.2

Total	$184.3	$241.1	$274.8

Revenue(2)
Mutual Fund	$400.9	$501.7	$558.3
Institutional	385.7	514.8	645.6
High Net Worth	129.9	153.9	166.0

Total	$916.5	$1,170.4	$1,369.9

Net Income(3)
Mutual Fund	$56.8	$68.0	$72.5
Institutional	51.3	65.8	87.9
High Net Worth	11.0	17.5	21.6

Total	$119.1	$151.3	$182.0

EBITDA(3)(4)
Mutual Fund	$110.3	$138.2	$153.9
Institutional	125.2	162.3	211.3
High Net Worth	32.0	41.6	53.0

Total	$267.5	$342.1	$418.2

(1)
Balances as of December 31.

(2)
In 2005, 2006 and 2007, revenue attributable to clients domiciled outside the U.S. was approximately 13%, 15% and 18%, respectively.

(3)
Note 26 to the Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results. For purposes of our distribution channel operating results, expenses not incurred directly by Affiliates have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        In November 2007, we acquired a minority interest in ValueAct Capital ("ValueAct"), a San Francisco-based alternative investment firm that establishes ownership interests in undervalued companies and works with each company's management and Board of Directors to implement business strategies that enhance shareholder value. ValueAct has over 250 clients, including endowments, foundations, corporations, family offices, high net worth investors and funds of funds.

        In December 2007, we acquired a minority interest in BlueMountain Capital Management ("BlueMountain"), a leading global credit alternatives manager specializing in relative value strategies in the corporate loan, bond, credit and equity derivatives markets. BlueMountain has offices in New York and London, and manages assets on behalf of predominantly institutional and high net worth clients.

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

        Our largest mutual funds in this distribution channel are the:

  •
  Tweedy, Browne Global Value and Value Funds, managed by Tweedy, Browne Company LLC ("Tweedy, Browne"), a New York-based investment advisor that employs a value-oriented investment approach advocated by Benjamin Graham to invest in global and domestic securities;

  •
  Third Avenue Value Funds, including the Third Avenue Value, Real Estate Value, Small Cap Value and International Value Funds, which are managed by Third Avenue Management LLC ("Third Avenue"), a New York-based investment advisor that employs a deep value approach to investing in equities, real estate and corporate debt securities;

  •
  Brandywine, Brandywine Blue and Brandywine Advisors Funds, which are managed by Friess Associates, LLC ("Friess Associates"), a Delaware and Wyoming-based investment advisor that invests in growth equities through an intensive, bottom up research process; and

  •
  Managers Funds and Managers AMG Funds, a complex of 32 funds for which Managers Investment Group LLC ("Managers") serves as the manager of managers, employing a search, selection and monitoring process to identify sub-advisors for the Managers Funds, and through Managers AMG Funds, offering retail investors access to Affiliates' investment management services otherwise available only through Institutional separate accounts.

        Utilizing Managers' distribution, sales, client service and back-office capabilities, our Affiliates are provided access to the Mutual Fund distribution channel and wrap sponsor platforms. Managers offers Affiliates a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms. Within this distribution channel, Managers is presently servicing and distributing approximately 40 mutual funds, including funds managed by eight Affiliates.

Institutional Distribution Channel

        Through our Affiliates, we offer approximately 200 investment products across approximately 50 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative, credit arbitrage and fixed income products. In 2007 we expanded our product offerings in the Institutional distribution channel through our investments in ValueAct and BlueMountain. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

        In 2007, we continued to work with our Affiliates in executing and enhancing their marketing and client service initiatives by establishing a global distribution platform. Our first distribution office, located in Sydney, Australia, opened in February 2007. Through this platform, we provide institutional investors in Australia and New Zealand a single point of contact to access a broad range of investment products offered by our Affiliates. The diverse products available include quantitative strategies focused on both U.S. and global equities, as well as global, international and U.S. value equity, real estate, and distressed and other special situations. As of December 31, 2007, our Affiliates managed approximately $8.5 billion for clients in Australia and New Zealand. In February 2008, we announced the opening of an office in London, England, extending the global institutional distribution capabilities for our Affiliates to the Middle East.

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

        We have undertaken several initiatives to provide our Affiliates with enhanced managed account distribution and administration capabilities. Within our High Net Worth distribution channel, Managers is presently distributing approximately 40 investment products managed by nine Affiliates. Managers distributes single and multi-manager separate account products and mutual funds through brokerage firms.

Our Structure and Relationship with Affiliates

        In making investments in boutique asset management firms, we seek to partner with the highest quality firms in the industry, with outstanding management teams, strong long-term performance records and a demonstrated commitment to continued growth and success. Fundamental to our investment approach is the belief that Affiliate management equity ownership (along with AMG's ownership) aligns our interests and provides Affiliate managers with a powerful incentive to continue to grow their business. Our investment structure provides a degree of liquidity and diversification to principal owners of boutique investment management firms, while at the same time expanding equity ownership opportunities among the firm's management and allowing management to continue to participate in the firm's future growth. Our partnership approach also ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their firm's entrepreneurial culture and independence.

        Although the specific structure of each investment is highly tailored to meet the needs of a particular Affiliate, in all cases, AMG establishes a meaningful equity interest in the firm, with the remaining equity interests retained by the management of the Affiliate. Each Affiliate is organized as a separate firm, and its operating or shareholder agreement is structured to provide appropriate incentives for Affiliate management owners and to address the Affiliate's particular characteristics while also enabling us to protect our interests, including through arrangements such as long-term employment agreements with key members of the firm's management team.

        In most cases, we own a majority of the equity interests of a firm and structure a revenue sharing arrangement, in which a percentage of revenue is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of the Affiliate's revenue that is allocated to the owners of that Affiliate (including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to participate in the growth of their firm's revenue, which may increase their compensation from both the Operating Allocation and the Owners' Allocation. These arrangements also provide incentives to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority interest, a revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

        Certain of our Affiliates operate under profit-based arrangements through which we own a majority of the equity in the firm and receive a share of profits as cash flow, rather than a percentage of revenue through a typical revenue sharing agreement. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we participate in a budgeting process and generally provide incentives to management through compensation arrangements based on the performance of the Affiliate.

        We are focused on establishing and maintaining long-term partnerships with our Affiliates. Our shared equity ownership gives both AMG and our Affiliate partners meaningful incentives to manage their businesses for strong future growth. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the firm's growth strategy.

Our Purchase of Additional Interests in Our Existing Affiliates

        Many of our Affiliate operating agreements provide our Affiliate managers conditional rights ("put rights") that enable them to sell their retained equity interests to us at certain intervals, gradually over time. These agreements also provide us conditional rights to require the managers to sell their interests to us ("call rights"). We believe these rights enhance our ability to keep our ownership within a desired range and provide Affiliate managers sufficient incentives to grow and improve their business and create equity value for themselves. These rights help facilitate our ability to provide equity ownership opportunities in our Affiliates to more junior members of their management teams.

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management as of December 31, 2007.

	Assets under Management	Percentage of Total
	(in billions)
Distribution Channel:
Mutual Fund	$62.2	22%
Institutional	180.4	66%
High Net Worth	32.2	12%

	$274.8	100%

Asset Class:
Equity(1)	$215.7	78%
Alternative(2)	46.2	17%
Fixed Income	12.9	5%

	$274.8	100%

Geography(3):
Domestic	$125.9	46%
Global/International	124.2	45%
Emerging Markets	24.7	9%

	$274.8	100%

    (1)
    The Equity asset class includes equity, balanced and asset allocation products.

    (2)
    The Alternative asset class includes multi-strategy, market neutral equity and hedge products.

    (3)
    The geography of a particular investment product describes the general location of its investment holdings.

Industry

Global Asset Management Industry

        The asset management industry has been a key driver of growth in financial services over the last decade. According to the most recent available data, assets under management across all distribution channels total approximately $53.4 trillion globally, of which $25.7 trillion is managed in the United States. We believe long-term prospects for overall industry growth (which has compounded at an annual rate of 16% globally over the past four years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across each of the principal distribution channels for our Affiliates' products.

U.S. Asset Management Industry

        In the Mutual Fund distribution channel, according to a 2007 industry report, more than 88 million individuals in almost 51 million households in the United States are invested in mutual funds. In 2007, net cash flows to equity mutual funds totaled over $233 billion, and aggregate mutual fund assets totaled $11.6 trillion at the end of 2007. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel in the United States are primarily in retirement plans, including both defined benefit and defined contribution plans, endowments and foundations, and totaled approximately $14.4 trillion as of December 31, 2006. Although the majority of Institutional assets are in equities (estimated to be 60% in 2006), allocations to alternative investments have continued to increase. According to a recent study of institutional investors, allocations of institutional assets to hedge funds (a core component of alternative investments) have grown from 2.5% of assets in 2001 to 7.5% in 2007, and are expected to increase to 8.9% by 2009. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel high net worth families and individuals (those having at least $1 million in investable assets) in the United States had aggregate assets of $11.3 trillion at the end of 2006; industry experts expect assets in this segment of the channel to grow to $15.8 trillion by the end of 2011. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $1.1 trillion at the end of 2007 (a nearly 20% increase over year end 2006).

Investment Advisors

        AMG's target investment universe includes over 1,800 investment management firms globally, and we have established relationships with approximately 800 of these firms. These firms include both traditional and alternative asset management firms, as well as asset management subsidiaries of larger organizations, strategic distribution firms, and boutique asset management firms outside North America. We believe that a substantial number of investment opportunities will arise as the founders of such firms experience a need for partnership transition and succession planning, or otherwise seek a degree of diversification and additional resources to pursue their growth strategy. We are well positioned to execute upon these investment opportunities because we have an established process for identifying and cultivating investment prospects, as well as substantial experience and expertise in structuring and negotiating transactions. In addition, AMG has a strong reputation as an effective partner to our existing Affiliates, and is widely perceived as an innovative, supportive institutional partner for growing boutique asset management firms.

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

  •
  products offered;

  •
  management fees charged;

  •
  level of client service offered; and

  •
  development and marketing of new investment strategies and ability to access opportunities.

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

        A component of our growth strategy is the acquisition of equity interests in additional boutique investment management firms. In seeking to acquire such equity interests, we compete with a number of acquirers of investment management firms, including other investment management companies, insurance companies, broker-dealers, banks, private equity firms and sovereign wealth funds. Many of these companies have longer operating histories and greater resources than we do, which may make our competitors more attractive to the owners of the firms in which we are considering an investment and may enable them to offer greater consideration to such owners. We believe that important factors affecting our ability to compete for future investments are the:

  •
  degree to which target firms view our investment structure as preferable, financially and operationally, to acquisition or investment arrangements offered by other potential purchasers; and

  •
  reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.

Government Regulation

        Our Affiliates' businesses are subject to complex and extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and various non-U.S. regulatory authorities. This regulatory environment may be altered without notice by new regulations, revisions to existing regulations or new interpretations or guidance. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations and could require an Affiliate to curtail its investment operations or offerings. Regulatory authorities may also conduct examinations of our Affiliates' operations and any determination that our Affiliates have failed to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of an Affiliate's business activities or registration as an investment advisor, commodity trading advisor or broker/dealer. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damages.

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

        Certain of our Affiliates are registered as broker-dealers with the Financial Industry Regulatory Authority ("FINRA"). Our Affiliates may also be subject to regulation under various other federal laws, as well as the securities and fiduciary laws of various states, and certain self regulatory organizations, depending on the nature of business activities.

Regulation Outside the United States

        Our affiliated investment management firms are also subject to the laws of other non-U.S. jurisdictions and non-U.S. regulatory agencies depending on the nature and scope of business activities or place of business in the various jurisdictions (including serving as advisors to public and privately offered funds which are organized under non-U.S. jurisdictions). Regulatory agencies outside of the U.S. have broad and varied supervisory and disciplinary powers, including, among other things, to require licensing and authorization to carry on a regulated business, or to require licensing or registration of individual employees, and may require the adoption or implementation of certain compliance policies and requirements, operational procedures and disclosures. Regulators may also impose restrictions on the manner and scope of an Affiliate's ability to do business in the particular jurisdiction. Regulations imposed by one jurisdiction may be different than those imposed by the U.S., or another jurisdiction.

Employees and Corporate Organization

        As of December 31, 2007, we employed approximately 80 persons and our Affiliates employed approximately 1,500 persons, the substantial majority of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

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

        The investment management contracts of our Affiliates typically provide for payment based on the market value of assets under management, and payments will be adversely affected by declines in the equity markets. In addition, certain of our Affiliates' investment management contracts include fees based on investment performance relative to a specified benchmark and, as such, are directly dependent upon investment results which may vary substantially from year to year. Unfavorable market performance and volatility in the capital markets or in the prices of specific securities may reduce our Affiliates' assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our consolidated results of operations and financial condition.

Our growth strategy depends upon continued growth from our existing Affiliates or upon our making new investments in boutique investment management firms.

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

        The market price of our common stock historically has experienced and may continue to experience volatility, and the broader equity markets have experienced and may again experience significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our Affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.

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

Our international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        We and some of our Affiliates operate offices or advise clients outside of the United States, and several affiliated investment management firms, are based outside the United States. Accordingly, we and our current and any prospective affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

Our Affiliates' autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by them.

        Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, we generally are not directly involved in managing our Affiliates' day-to-day activities, including investment management policies and procedures, fee levels, marketing and product development, client relationships, employment and compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates.

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

The failure to receive regular distributions from our Affiliates would adversely affect us, and our structure results in substantial structural subordination that may affect our ability to make payments on our obligations.

        We receive cash distributions from our Affiliates. An Affiliate's payment of distributions to us may be subject to claims by the Affiliate's creditors and to limitations applicable to the Affiliate under federal and state laws, including securities and bankruptcy laws, and any applicable non-U.S. laws. Additionally, an Affiliate may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee that we will always receive these distributions from our Affiliates. The failure to receive the distributions to which we are entitled under our agreements with our Affiliates would adversely affect us, and may affect our ability to make payments on our obligations.

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

        The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities that are convertible into shares of our common stock either upon the occurrence of certain events or, in the case of our mandatory convertible securities, upon the passage of time. The number of shares of our common stock to be issued will primarily be determined by the price of our common stock at the time of conversion or settlement of an underlying forward equity purchase contract. Upon the conversion of the securities, and especially if we were required to issue the maximum number of shares of common stock issuable under our outstanding convertible securities, a significant number of additional shares of our common stock would be sold in the public market. In the first quarter of 2008, an aggregate of approximately 11.0 million shares of common stock will be issued to the holders of our mandatory convertible securities and floating rate covertible securities; approximately 6.0 million shares remain issuable under the terms of our convertible securities. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Also, as of December 31, 2007, options to purchase approximately 5.0 million shares of our common stock were exercisable. Consequently, any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms will require additional capital. We may also need to repurchase some or all of our outstanding zero coupon senior convertible notes, we are contingently liable to make additional purchase payments upon the achievement of specified financial targets in connection with certain of our prior acquisitions and we have obligations to purchase additional equity in existing Affiliates, which obligations may be triggered from time to time. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. These financing activities could increase our interest expense, decrease our net income and dilute the interests of our existing stockholders. Moreover, we may not be able to obtain such financing on acceptable terms, if at all.

        Repurchase Obligations under Zero Coupon Senior Convertible Notes.    In May 2001, we issued $251 million aggregate principal amount at maturity of zero coupon senior convertible notes due 2021. As of December 31, 2007, $83.5 million principal amount at maturity of zero coupon convertible notes remains outstanding. In May 2011 and 2016, the remaining holders may require us to repurchase all or a portion of the outstanding zero coupon senior convertible notes at their accreted value.

        Senior Credit Facility.    We entered into an amended and restated senior credit facility in November 2007, which allows us to borrow up to $950 million. Subject to the agreement of the lenders to increase their commitments, we have the option to borrow up to an aggregate of $1.2 billion under this facility. We have used our credit facility in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, refinance other indebtedness, repurchase stock and fund working capital. As of December 31, 2007, we had $519.5 million outstanding under our credit facility.

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

        Contingent Purchase Payments.    In connection with our investments in certain of our Affiliates, we are contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $232 million through 2011.

        Purchase of Additional Equity in Our Affiliates.    Many of our agreements provide Affiliate managers a conditional right that enables them to require us to purchase additional ownership interests in our Affiliates in certain circumstances and from time to time. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. In connection with these purchases, we may face the financing risks described above.

We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations and financial position.

        At December 31, 2007, our total assets were approximately $3.4 billion, of which approximately $1.7 billion were intangible assets, and approximately $0.8 billion were equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. Acquired client relationships with definite lives are being amortized, or written off, over a weighted average period of 12 years. If we were to record an impairment charge related to these intangible assets or an other than temporary decline in the value of our equity investments, our results of operations and financial position could be adversely affected.

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

Our industry is highly competitive.

        Through our Affiliates, we compete with a broad range of investment managers, including public and private investment advisors, firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds and other entities that serve our three principal distribution channels, many of whom have greater resources. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates' ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates' products, investment performance and client-servicing capabilities, and the marketing and distribution of their investment products. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates also compete with each other for clients.

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

Item 1B.    Unresolved Staff Comments

        There are no unresolved written comments that were received from the Securities and Exchange Commission staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.    Properties

        Our headquarters and principal offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965; we believe that the property is suitable for the foreseeable future. In connection with our international initiatives, we have offices in Sydney, Australia; London, England; and Toronto, Canada. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2006 for the periods indicated.

	High	Low
2006
First Quarter	$108.58	$79.58
Second Quarter	107.46	81.56
Third Quarter	101.81	84.00
Fourth Quarter	105.97	92.09
2007
First Quarter	$119.78	$103.00
Second Quarter	131.84	106.70
Third Quarter	135.02	98.67
Fourth Quarter	136.51	114.15

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on February 26, 2008 was $98.88. As of February 26, 2008, there were 39 stockholders of record.

        We have not declared a cash dividend with respect to the periods presented. We do not anticipate paying cash dividends on our common stock as we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase debt securities and shares of our common stock when appropriate, and develop our existing business. Furthermore, our credit facility prohibits us from making cash dividend payments to our stockholders.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1—31, 2007	1,673,300	$130.66	95,000	1,995,106
November 1—30, 2007	115,000	$126.31	115,000	1,880,106
December 1—31, 2007	42,005	$92.15	—	1,880,106

Total	1,830,305	$129.50	210,000	1,880,106

(1)
In October 2007, we agreed to purchase 1,578,300 shares of our common stock pursuant to a prepaid forward purchase contract which we may elect to settle at any time on or before October 15, 2012. In December 2007, we received 42,005 shares of common stock upon the settlement of certain of our call spread option agreements.

(2)
Notes 19 and 21 to the Consolidated Financial Statements provide additional detail with respect to our share repurchase programs.

(3)
As of February 26, 2008, there were 1,780,106 shares that could be purchased under our share repurchase programs.

Item 6.    Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except as indicated and per share data)
Statement of Income Data
Revenue	$495,029	$659,997	$916,492	$1,170,353	$1,369,866
Net Income	60,528	77,147	119,069	151,277	181,961
Earnings per share—diluted	1.57	2.02	2.81	3.74	4.58
Average shares outstanding—diluted	40,113	39,645	44,690	45,159	44,922
Other Financial Data
Assets under Management (at period end, in millions)	$91,524	$129,802	$184,310	$241,140	$274,764
Cash Flow from (used in):
Operating activities	$116,515	$177,886	$204,078	$301,003	$326,654
Investing activities	(73,882)	(478,266)	(82,029)	(165,079)	(580,755)
Financing activities	153,697	215,243	(122,267)	(75,082)	272,548
EBITDA(1)	147,215	186,434	267,463	342,118	418,229
Cash Net Income(2)	104,944	126,475	186,103	222,454	258,749
Balance Sheet Data
Total assets(3)	$1,519,205	$1,933,421	$2,321,636	$2,665,920	$3,395,705
Intangible assets(3)	1,116,036	1,328,976	1,576,941	1,679,293	1,726,989
Equity investments in Affiliates(3)	—	252,597	301,476	293,440	842,490
Affiliate investments in partnerships(4)	2,303	4,594	5,079	108,350	134,657
Minority interest in Affiliate investments in partnerships(4)	—	—	—	104,096	127,397
Senior debt(5)	—	126,750	241,250	365,500	519,500
Senior convertible securities(6)	423,340	423,958	424,232	413,358	378,083
Mandatory convertible securities	230,000	300,000	300,000	300,000	300,000
Junior convertible trust preferred securities(7)	—	—	—	300,000	800,000
Other long-term obligations(8)	108,851	155,565	202,772	229,793	290,538
Stockholders' equity(9)	614,769	707,692	817,381	499,222	469,202

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

(3)
Total assets, Intangible assets and Equity investments in Affiliates have increased as we have made new or additional investments in affiliated investment management firms.

(4)
In 2006, we implemented Emerging Issues Task Force Issue 04-05, "EITF 04-05" (see Note 1 to the Consolidated Financial Statements). In accordance with EITF 04-05, we have consolidated client assets held in partnerships controlled by our Affiliates. These assets are reported as "Affiliate investments in partnerships;" a majority of these assets are held by investors that are unrelated to us, and are reported as "Minority interest in Affiliate investments in partnerships."

(5)
Senior debt consists of outstanding borrowings under our senior credit facility and, through November 2006, our senior notes due 2006.

(6)
Senior convertible securities consists of our zero coupon senior convertible notes and our floating rate senior convertible securities.

(7)
In 2006 and 2007, we completed private placements of junior convertible trust preferred securities of $300 million and $500 million, respectively.

(8)
Other long-term obligations consist principally of income taxes and payables to related parties.

(9)
During 2006 and 2007, we repurchased $537,777 and $426,479 of our common stock, respectively, including $206,394 pursuant to the prepaid forward purchase contract described on page 33.

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Risk Factors."

        These factors (as well as those discussed above under "Risk Factors") could affect our financial performance and cause actual results to differ materially from historical earnings and those presently anticipated and projected. We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Overview

        We are an asset management company with equity investments in a diverse group of boutique investment management firms (our "Affiliates"). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in boutique investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we manage approximately $274.8 billion in assets (as of December 31, 2007) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Our Affiliates provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

  •
  In the Institutional distribution channel, our Affiliates offer approximately 200 investment products across approximately 50 different investment styles, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative, credit arbitrage and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

        In 2007, we enhanced the diversity of our product offerings across these channels through investments in two alternative investment managers:

  •
  In November, we acquired a minority interest in ValueAct Capital ("ValueAct"), a San Francisco-based investment firm that establishes ownership interests in undervalued companies and works with each company's management and Board of Directors to implement business strategies that enhance shareholder value. ValueAct has over 250 clients, including endowments, foundations, corporations, family offices, high net worth investors and funds of funds.

  •
  In December 2007, we acquired a minority interest in BlueMountain Capital Management ("BlueMountain"), a leading global credit alternatives manager specializing in relative value strategies in the corporate loan, bond, credit and equity derivatives markets. BlueMountain has offices in New York and London, and manages assets on behalf of predominantly institutional and high net worth clients.

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

        In making investments in boutique asset management firms, we seek to partner with the highest quality firms in the industry, with outstanding management teams, strong long-term performance records and a demonstrated commitment to continued growth and success. Fundamental to our investment approach is the belief that Affiliate management equity ownership (along with AMG's ownership) aligns our interests and provides Affiliate managers with a powerful incentive to continue to grow their business. Our investment structure provides a degree of liquidity and diversification to principal owners of boutique investment management firms, while at the same time expanding equity ownership opportunities among the firm's management and allowing management to continue to participate in the firm's future growth. Our partnership approach also ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their firm's entrepreneurial culture and independence.

        Although the specific structure of each investment is highly tailored to meet the needs of a particular Affiliate, in all cases, AMG establishes a meaningful equity interest in the firm, with the remaining equity interests retained by the management of the Affiliate. Each Affiliate is organized as a separate firm, and its operating or shareholder agreement is structured to provide appropriate incentives for Affiliate management owners and to address the Affiliate's particular characteristics while also enabling us to protect our interests, including through arrangements such as long-term employment agreements with key members of the firm's management team.

        In most cases, we own a majority of the equity interests of a firm and structure a revenue sharing arrangement, in which a percentage of revenue is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of the Affiliate's revenue that is allocated to the owners of that Affiliate (including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to participate in the growth of their firm's revenue, which may increase their compensation from both the Operating Allocation and the Owners' Allocation. These arrangements also provide incentives to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority interest, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

        Certain of our Affiliates operate under profit-based arrangements through which we own a majority of the equity in the firm and receive a share of profits as cash flow, rather than a percentage of revenue through a typical revenue sharing agreement. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. In these cases, we participate in a budgeting process and generally provide incentives to management through compensation arrangements based on the performance of the Affiliate.

        We are focused on establishing and maintaining long-term partnerships with our Affiliates. Our shared equity ownership gives both AMG and our Affiliate partners meaningful incentives to manage their businesses for strong future growth. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the firm's growth strategy.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $45 billion of assets under management (as of December 31, 2007), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $64.0 billion as of December 31, 2007) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates. Our recent investments in ValueAct and BlueMountain are both accounted for under the equity method of accounting.

        Our Net Income reflects the revenue of our consolidated Affiliates and our share of income from Affiliates which we account for under the equity method, reduced by:

  •
  our expenses, including the operating expenses of our consolidated Affiliates; and

  •
  the profits allocated to managers of our consolidated Affiliates (i.e., minority interest).

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

  •
  the level of our expenses, including compensation for our employees; and

  •
  the level of taxation to which we are subject.

Results of Operations

        The following tables present our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K).

Assets under Management

Statement of Changes	Mutual Fund	Institutional	High Net Worth	Total
(in billions)
December 31, 2004	$33.9	$76.1	$19.8	$129.8
Net client cash flows	4.1	8.7	(2.0)	10.8
New investments(1)	6.9	15.0	6.1	28.0
Investment performance	5.4	13.1	0.8	19.3
Other(2)	—	(3.6)	—	(3.6)

December 31, 2005	50.3	109.3	24.7	184.3
Net client cash flows	0.4	18.5	0.5	19.4
New investments(1)	0.6	11.1	0.2	11.9
Investment performance	6.9	16.1	3.4	26.4
Other(2)	—	(0.3)	(0.6)	(0.9)

December 31, 2006	58.2	154.7	28.2	241.1
Net client cash flows	(0.2)	0.7	(0.9)	(0.4)
New investments(1)	—	8.8	2.0	10.8
Investment performance	4.6	15.9	3.9	24.4
Other(2)	(0.4)	0.3	(1.0)	(1.1)

December 31, 2007	$62.2	$180.4	$32.2	$274.8

(1)
In 2005, we acquired the mutual fund business of Fremont Investment Advisors Inc. through Managers Investment Group LLC and completed new Affiliate investments in a group of Canadian asset management firms. In 2006, we completed a new Affiliate investment in Chicago Equity Partners. In 2007, we completed new investments in ValueAct and BlueMountain.

(2)
We transferred our interests in certain affiliated investment management firms in each of the periods presented. Additionally, during 2007, we reclassified $0.6 billion and $0.4 billion of existing assets under management to the Mutual Fund and Institutional distribution channels, respectively, from the High Net Worth distribution channel. These changes were not material to our financial position or results of operations.

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

	2005	2006	% Change	2007	% Change
(in millions, except as noted)
Average Assets under Management (in billions)(1)
Mutual Fund	$43.0	$54.4	27%	$61.9	14%
Institutional	88.8	125.1	41%	168.9	35%
High Net Worth	20.9	26.8	28%	30.5	14%

Total	$152.7	$206.3	35%	$261.3	27%

Revenue(2)(3)
Mutual Fund	$400.9	$501.7	25%	$558.3	11%
Institutional	385.7	514.8	33%	645.6	25%
High Net Worth	129.9	153.9	18%	166.0	8%

Total	$916.5	$1,170.4	28%	$1,369.9	17%

Net Income(2)
Mutual Fund	$56.8	$68.0	20%	$72.5	7%
Institutional	51.3	65.8	28%	87.9	34%
High Net Worth	11.0	17.5	59%	21.6	23%

Total	$119.1	$151.3	27%	$182.0	20%

EBITDA(2)(3)
Mutual Fund	$110.3	$138.2	25%	$153.9	11%
Institutional	125.2	162.3	30%	211.3	30%
High Net Worth	32.0	41.6	30%	53.0	27%

Total	$267.5	$342.1	28%	$418.2	22%

(1)
Assets under management attributable to investments that were completed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. Average assets under management includes assets managed by affiliated investment management firms that we do not consolidate for financial reporting purposes of $20.6 billion, $39.1 billion and $53.7 billion for 2005, 2006 and 2007, respectively.

(2)
Note 26 to the Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. As discussed in Note 1 to the Consolidated Financial Statements, we are required to use the equity method of accounting for certain investments and as such do not consolidate their revenue for financial reporting purposes. Our share of profits from these investments is reported in "Income from equity method investments" and is therefore reflected in Net Income and EBITDA.

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

        Our revenue increased $199.5 million (or 17%) in 2007 from 2006, primarily as a result of a 27% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance in 2006 and 2007, net client cash flows in 2006 and, to a lesser extent, our 2006 investment in a new Affiliate. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

        The increase in revenue of $253.9 million (or 28%) in 2006 from 2005 resulted principally from a 35% increase in average assets under management. The increase in average assets under management was primarily attributable to positive investment performance and net client cash flows and, to a lesser extent, our 2005 investments in new Affiliates. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of $56.6 million (or 11%) in the Mutual Fund distribution channel in 2007 from 2006 resulted principally from a 14% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance.

        The increase in revenue of $100.8 million (or 25%) in 2006 from 2005 resulted principally from a 27% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance, our 2005 investments in new Affiliates, and positive net client cash flows.

  Institutional Distribution Channel

        The increase in revenue of $130.8 million (or 25%) in the Institutional distribution channel in 2007 from 2006 resulted principally from a 35% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance in 2006 and 2007, net client cash flows in 2006 and, to a lesser extent, our 2006 investment in a new Affiliate. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate revenue or expenses of such Affiliates.

        Our revenue increased $129.1 million (or 33%) in 2006 from 2005, primarily as a result of a 41% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance and net client cash flows and, to a lesser extent, our 2005 investments in new Affiliates. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate revenue or expenses of such Affiliates.

  High Net Worth Distribution Channel

        The increase in revenue of $12.1 million (or 8%) in the High Net Worth distribution channel in 2007 from 2006 resulted principally from a 14% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates, and increases in assets under management that realize a comparatively lower fee rate.

        Our revenue increased $24.0 million (or 18%) in 2006 from 2005 primarily as a result of a 28% increase in average assets under management. The increase in average assets under management resulted principally from our 2005 investments in new Affiliates and positive investment performance. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates, and increases in assets under management that realize a comparatively lower fee rate.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	2005	2006	% Change	2007	% Change
(in millions)
Compensation and related expenses	$365.9	$472.4	29%	$579.4	23%
Selling, general and administrative	162.1	184.0	14%	198.0	8%
Amortization of intangible assets	24.9	27.4	10%	31.7	16%
Depreciation and other amortization	7.0	8.7	24%	10.4	20%
Other operating expenses	21.5	23.9	11%	18.8	(21)%

Total operating expenses	$581.4	$716.4	23%	$838.3	17%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During 2007, approximately $322.6 million, or about 56% of our consolidated compensation expense, was attributable to our Affiliate managers. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 23% in 2007 and 29% in 2006. These increases were primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue and accordingly, reported higher compensation expense. The increases were also related to increases in aggregate Affiliate expenses from our new investments ($13.4 million in 2007 and $12.8 million in 2006). In 2007, the increase in compensation was proportionately greater than the increase in revenue because of an increase in revenue at Affiliates with higher Operating Allocations. Unrelated to the changes in revenue, the increase in 2007 was also attributable to a $7.4 million increase in share-based compensation.

        Selling, general and administrative expenses increased 8% in 2007 and 14% in 2006, principally as a result of the growth in assets under management at our Affiliates in the Mutual Fund distribution channel. Selling, general and administrative expenses also increased in 2007 as a result of $1.0 million of expenses related to our global distribution initiatives. These increases were partially offset by a $6.7 million decrease in aggregate Affiliate expenses from the transfer of our interests in certain Affiliates during 2006 and 2007.

        Amortization of intangible assets increased 16% in 2007 and 10% in 2006, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates during 2005 and 2006.

        Depreciation and other amortization increased 20% in 2007 and 24% in 2006. These increases were principally attributable to spending on depreciable assets in recent periods. The increase in 2006 was also attributable to our 2005 investments in new Affiliates.

        Other operating expenses decreased 21% in 2007 principally as a result of benefits realized upon the transfer of Affiliate interests during 2007 as well as a $0.8 million recovery of Affiliate expenses that previously reduced our share of Owners' Allocation. These decreases were partially offset by a $0.7 million increase in aggregate Affiliate expenses from our 2006 investment in Chicago Equity Partners. Other operating expenses increased 11% in 2006 principally as a result of a $1.1 million increase in operating expenses from our new investments in 2005 and expenses related to other Affiliate transactions.

Other Income Statement Data

        The following table summarizes non-operating income and expense data:

	2005	2006	% Change	2007	% Change
(in millions)
Income from equity method investments	$27.0	$38.3	42%	$58.2	52%
Investment and other income	8.9	16.9	90%	17.1	1%
Investment income from Affiliate investments in partnerships	0.4	3.4	750%	38.9	1,044%
Minority interest in Affiliate investments in partnerships	—	3.4	—	38.1	1,021%
Minority interest	144.3	212.5	47%	242.0	14%
Interest expense	37.4	58.8	57%	76.9	31%
Income tax expense	70.6	86.6	23%	106.9	23%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 52% in 2007 and 42% in 2006 principally as a result of increases in assets under management and revenue attributable to Affiliates that are accounted for under the equity method of accounting, including investments in our new Affiliates.

        Investment and other income primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments in marketable securities. Investment and other income increased 1% in 2007 and 90% in 2006. The increase in 2006 resulted principally from an increase in Affiliate investment earnings of $6.4 million, and earnings of $1.6 million on investments held by new Affiliates.

        As discussed in Note 1 to the Consolidated Financial Statements, Investment income from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which our Affiliates serve as the general partner. For 2007 and 2006, the income from Affiliate investments in partnerships was $38.9 million and $3.4 million, respectively, which was principally attributable to investors who are unrelated to us.

        Minority interest increased 14% in 2007 and 47% in 2006, principally as a result of the previously discussed increases in revenue. In 2006, the increase was proportionately greater than the increase in revenue because certain Affiliates reported expenses that were less than their Operating Allocation, resulting in higher profits attributable to our Affiliate management partners. In 2007, these Affiliates reported expenses that were equal to their Operating Allocation.

        Interest expense increased 31% in 2007, principally from borrowings under our senior credit facility ($11.5 million in 2007), the October 2007 issuance of $500 million of junior convertible trust preferred securities ($5.4 million in 2007) and the April 2006 issuance of $300 million of junior convertible trust preferred securities ($3.5 million in 2007). These increases were partially offset by a $3.1 million decrease in interest expense from the repayment of our Senior Notes due 2006. The increase in 2006 was principally attributable to the $300 million junior convertible trust preferred securities ($11.4 million in 2006) and increases in borrowings under our senior credit facility ($7.2 million in 2006).

        Income taxes increased 23% in 2007 and 2006 principally as a result of the increases in net income before taxes of 21% and 25%, respectively. The increase in 2006 was partially offset by a $1.4 million reduction in income taxes from a decrease in Canadian federal income tax rates, which reduction did not recur in 2007.

Net Income

        The following table summarizes Net Income for the past three years:

	2005	2006	% Change	2007	% Change
(in millions)
Net Income	$119.1	$151.3	27%	$182.0	20%

        Net Income increased 20% in 2007 and 27% in 2006, principally as a result of increases in revenue and income from equity method investments, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	2005	2006	2007
(in millions)
Net Income	$119.1	$151.3	$182.0
Intangible amortization	24.9	27.4	31.6
Intangible amortization—equity method investments(1)	8.5	9.3	10.4
Intangible-related deferred taxes	28.8	28.8	28.6
Affiliate depreciation	4.8	5.7	6.1

Cash Net Income	$186.1	$222.5	$258.7

(1)
As discussed in Note 1 to the Consolidated Financial Statements, we are required to use the equity method of accounting for our investments in AQR, Beutel, Deans Knight, ValueAct and BlueMountain and, as such, do not consolidate their revenue or expenses (including intangible amortization expenses) in our income statement. Our share of these investments' amortization is reported in "Income from equity method investments."

        Cash Net Income increased 16% in 2007 and 20% in 2006, primarily as a result of the previously described factors affecting Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
	2005	2006	2007
(in millions)
Balance Sheet Data
Cash and cash equivalents	$140.4	$201.7	$223.0
Senior debt	241.3	365.5	519.5
Zero coupon convertible notes	124.2	113.4	78.1
Floating rate convertible securities	300.0	300.0	300.0
Mandatory convertible securities	300.0	300.0	300.0
Junior convertible trust preferred securities	—	300.0	800.0
Cash Flow Data
Operating cash flows	$204.1	$301.0	$326.7
Investing cash flows	(82.0)	(165.1)	(580.8)
Financing cash flows	(122.3)	(75.1)	272.5
EBITDA(1)	267.5	342.1	418.2

(1)
The definition of EBITDA is presented in Note 4 on page 2.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior credit facility is generally consistent with our treatment of our mandatory convertible securities and our junior convertible trust preferred securities and our net debt approach. As of December 31, 2007, our leverage ratio was 1.6:1.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	2005	2006	2007
(in millions)
Cash Flow from Operations	$204.1	$301.0	$326.7
Interest expense, net of non-cash items(1)	32.5	53.6	70.9
Current tax provision	38.9	55.2	74.6
Income from equity method investments, net of distributions(2)	18.9	1.6	15.0
Changes in assets and liabilities and other adjustments(3)	(26.9)	(69.3)	(69.0)

EBITDA(4)	$267.5	$342.1	$418.2

(1)
Non-cash items represent amortization of issuance costs and interest accretion ($4.9, $5.2 and $6.0 million in 2005, 2006 and 2007, respectively).

(2)
Distributions from equity method investments were $16.6, $46.0 and $53.6 million for 2005, 2006 and 2007, respectively.

(3)
Other adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income to net cash flow from operating activities.

(4)
The definition of EBITDA is presented in Note 4 on page 2.

        In 2007, we met our cash requirements primarily through cash generated by operating activities, the issuance of convertible securities and borrowings of senior debt. Our principal uses of cash were to repurchase shares of our common stock, make investments in new and existing Affiliates, repay senior debt and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

Senior Credit Facility

        On November 27, 2007, we entered into an amended and restated senior credit facility (the "Facility"). The Facility allows us to borrow an aggregate of $950 million. The Facility is comprised of a $750 million revolving credit facility (the "Revolver") and a $200 million term loan (the "Term Loan"). We pay interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit rating. The Term Loan requires principal payments to be made at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Facility by up to an additional $250 million.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of our capital stock or other equity interests owned by us. As of December 31, 2007, we had $519.5 million outstanding under our Facility.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of December 31, 2007, $83.5 million principal amount at maturity remain outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.68) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In 2003, we issued $300 million of floating rate senior convertible securities due 2033 ("floating rate convertible securities") bearing interest at a rate equal to 3-month LIBOR minus 0.50%, payable in cash quarterly. In the first quarter of 2008, we called the outstanding floating rate convertible securities for redemption at their principal amount plus accrued and unpaid interest. In lieu of redemption, substantially all of the holders elected to convert their securities. Pursuant to these conversions and other privately negotiated exchanges, we will issue approximately 7.0 million shares of common stock and all of our floating rate convertible securities will be cancelled and retired.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations required us to deduct interest in an amount greater than our reported interest expense, and resulted in annual deferred taxes of approximately $3.7 million. Because the trading price of our common stock exceeded $60.90 at the time of the conversions described above, $18.3 million of deferred tax liabilities attributable to these securities will be reclassified to stockholders' equity in the first quarter of 2008.

2004 Mandatory Convertible Securities

        In 2004, we issued $300 million of mandatory convertible securities ("2004 PRIDES"), each unit consisting of (i) a senior note due February 2010 with a principal amount of $1,000 per note, with interest payable quarterly at the annual rate of 4.125%, and (ii) a forward equity purchase contract pursuant to which the holder agreed to purchase shares of our common stock in February 2008. The holders' obligations under the forward equity purchase contracts were collateralized by the pledge to us of the senior notes.

        In the first quarter of 2008, we repurchased the outstanding senior notes component of our 2004 PRIDES. The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. Pursuant to the settlement of the forward equity purchase contracts and other privately negotiated exchanges, we have issued approximately 4.0 million shares of common stock. All of our 2004 PRIDES have been cancelled and retired.

Junior Convertible Trust Preferred Securities

        In 2006, we issued $300 million of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291 million of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2006 junior convertible trust preferred securities") have substantially the same terms.

        The 2006 junior convertible trust preferred securities bear interest at 5.1% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2006 junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of our common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

        In October 2007, we issued an additional $500 million of junior subordinated convertible debentures due 2037 to a wholly-owned trust simultaneous with the issuance, by the trust, of $500 million of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms.

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of our common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2007 junior convertible trust preferred securities may not be redeemed by us prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of our common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2007 junior convertible trust preferred securities receive all payments due from the trust.

        The 2006 and 2007 junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. We are required to deduct interest in an amount greater than our reported interest expense. In 2008, these deductions will generate deferred taxes of approximately $8.5 million.

Call Spread Option Agreements

        In 2006, we entered into a series of contracts that provided the option, but not the obligation, to repurchase up to 917,000 shares of our common stock at a weighted average price of $99.59 per share at specified times. Upon exercise, we could elect to receive the intrinsic value of a contract in cash or common stock. During 2007, we exercised 917,000 options with a total intrinsic value of $21.1 million. We elected to receive approximately 116,000 shares of common stock and used the remaining proceeds

($6.8 million) to enter into another series of contracts that provide the option, but not the obligation, to repurchase up to 800,000 shares of its common stock at a weighted average price of $120.89 per share. These options may be exercised or will expire during the first quarter of 2008.

Forward Purchase Contract

        In October 2007, we entered into a prepaid forward purchase contract, pursuant to which we purchased 1,578,300 shares of common stock for approximately $206 million. We have the option to settle the forward purchase contract on or before October 15, 2012.

Purchases of Affiliate Equity

        Many of our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions at the time the right is exercised, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2007, the aggregate amount of these payments would have totaled approximately $1,470.1 million. In the event that all such transactions were consummated, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of December 31, 2007, this amount would represent approximately $204.4 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The increase in cash flow from operations in 2007 as compared to 2006 resulted principally from increased Net Income of $30.7 million and increased minority interest of $29.1 million, partially offset by a $44.8 million increase in payments of liabilities. The increase in cash flow from operations for the year ended 2006 as compared to 2005 resulted principally from increased Net Income of $32.2 million and increased net distributions from our equity method investments of $18.1 million, partially offset by a decrease in minority interest of $16.1 million.

        In accordance with EITF 04-05, we consolidated $134.7 and $108.4 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2007 and 2006, respectively. Sales of client assets generated $12.8 and $7.7 million of operating cash flow in 2007 and 2006, respectively.

Investing Cash Flow

        Changes in net cash flow used in investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $556.7 million, $123.3 million and $85.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. These investments were funded with borrowings under our senior credit facility and existing cash. The increase in net cash flows used in investing activities in 2007 was partially offset by decreased purchases by our Affiliates in investment securities.

        We may make payments in connection with our future investments. We are also contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $232 million through 2011. The specified financial targets for certain agreements are measured beginning December 31, 2007, and we expect we will make payments of up to $70 million in 2008.

Financing Cash Flow

        Net cash flows from financing activities increased $347.6 million in 2007 as compared to 2006, primarily as a result of our $500 million issuance of junior convertible trust preferred securities and a net increase in borrowings under our revolver of $154.0 million, partially offset by $436.0 million of repurchases of our common stock. The decrease in cash flows used in financing activities in 2006 from 2005 was primarily as a result of $536.5 million of repurchases of our common stock, a use of cash that was financed by our $300 million issuance of junior convertible trust preferred securities and a net increase of borrowings under our facility of $190.0 million.

        In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), beginning in 2006, certain tax benefits associated with stock options have been reported as financing cash flows in the amount of $36.5 million and $23.0 million as of December 31, 2007 and 2006, respectively.

        As more fully discussed in Liquidity and Capital Resources, in the first quarter of 2008 we retired $300 million of our 2004 PRIDES and will retire $300 million of floating rate convertible securities principally through the issuance of approximately 11.0 million shares of common stock.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2007:

	Payments Due
Contractual Obligations
	Total	2008	2009-2010	2011-2012	Thereafter
(in millions)
Senior debt(1)	$519.5	$20.0	$60.0	$439.5	$—
Senior convertible securities(1)(2)	384.4	0.9	—	—	383.5
Mandatory convertible securities(1)(3)(4)	327.4	13.4	314.0	—	—
Junior convertible trust preferred securities(1)(3)	2,000.2	41.1	82.1	82.1	1,794.9
Purchases of Affiliate equity(5)	1,470.1	120.3	688.0	230.3	431.5
Leases	110.5	20.2	37.1	25.7	27.5
Other liabilities(6)	71.1	70.0	1.1	—	—

Total	$4,883.2	$285.9	$1,182.3	$777.6	$2,637.4

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest.

(2)
In the first quarter of 2008, we will issue approximately 7.0 million shares of our common stock in connection with conversions and privately negotiated exchanges of our floating rate convertible securities. Following consummation of these transactions, all of our floating rate convertible securities will be cancelled and retired and no further obligations will remain with respect thereto.

(3)
As more fully discussed on page 29, consistent with industry practice, we do not consider our mandatory convertible securities or our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(4)
In the first quarter of 2008, we issued approximately 4.0 million shares of common stock in connection with privately negotiated exchanges of our mandatory convertible securities and the settlement of the forward equity purchase contracts by holders of these securities. All of our mandatory convertible securities have been cancelled and retired and no further obligations remain with respect thereto.

(5)
Purchases of Affiliate equity reflect our estimates of conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock and in all cases can consent to the transfer of these interests to other individuals or entities. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of December 31, 2007, the aggregate purchase amount would have totaled approximately $1,470.1 million. Assuming the closing of such additional purchases, we would own the prospective cash flow distributions associated with all additional equity so purchased, estimated to be approximately $204.4 million on an annualized basis as of December 31, 2007.

(6)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests. This table does not include liabilities for uncertain tax positions ($22.5 million as of December 31, 2007) as we cannot predict when such liabilities will be paid.

Market Risk

        Our revenue is derived primarily from fees which are based on the market values of assets under management. Such values are affected by changes in financial markets, and accordingly declines in the financial markets will negatively impact our revenue and Net Income. The broader financial markets are affected, in part, by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates' assets under management and associated fees.

        We pay a variable rate of interest on our senior credit facility ($519.5 million outstanding as of December 31, 2007) and, until February 2008, have paid a variable rate of interest on our floating rate senior convertible securities. We have fixed rates of interest on our zero coupon senior convertible notes and on both of our junior convertible trust preferred securities. We have also paid fixed rates of interest on the senior notes component of our 2004 PRIDES.

        From time to time, we seek to manage our exposure to changing interest rates by entering into interest rate hedging contracts. For example, through February 2008, we were a party to interest rate hedging contracts with a $150 million notional amount, which fixed the interest rate on a portion of our floating rate senior convertible securities to a weighted average interest rate of approximately 3.28% for the period from February 2005 to February 2008. As of December 31, 2007, the unrealized gain on these contracts as of December 31, 2007 was $0.3 million.

        We estimate that a 100 basis point (1%) change in interest rates would result in a net annual change to interest expense related to our variable rate borrowings of approximately $6.7 million. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 100 basis point (1%) change in interest rates would result in a net change in the value of our fixed rate securities of approximately $20.5 million. We estimate that a 100 basis point (1%) change in interest rates would result in a net change in the unrealized value of our current hedging contracts of approximately $8.0 million. There can be no assurance that our hedging contracts will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.

        We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. The valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2007, we estimate that a 1% change in the Canadian dollar to U.S. dollar exchange rate would result in approximately a $3.4 million change to stockholders' equity and a $0.5 million change to income before income taxes. During 2007, changes in currency exchange rates increased stockholders' equity by $51.5 million.

Recent Accounting Developments

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a framework for measuring fair value applicable to other accounting standards that use fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will be subject to certain of the provisions of FAS 157 in the first quarter of 2008. This standard is not expected to have a material impact on our consolidated financial statements, but will require certain additional disclosures.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. We will adopt FAS 159 in the first quarter of 2008. This standard is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R will change the accounting for business combinations in a number of respects, including the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values on the acquisition date. In addition, FAS 141R will change the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. FAS 141R will be applied prospectively to any business combination completed after December 31, 2008. The impact of this standard will depend upon the nature, terms and size of business combinations completed after the effective date.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests will be classified as a separate component within stockholders' equity and transactions between controlling interest and minority interest holders will be accounted for within stockholders' equity. We will adopt FAS 160 in the first quarter of 2009 and are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

        In these valuations, we make assumptions of the growth rates and useful lives of existing and prospective client accounts. Additionally, we make assumptions of, among other factors, projected future earnings and cash flow, valuation multiples, tax benefits and discount rates. In certain instances, we engage third party consultants to perform independent evaluations. The impact of many of these assumptions is material to our financial condition and operating performance and, at times, is subjective. If we used different assumptions, the carrying value of our equity method investments, our intangible assets and the related amortization could be stated differently and our impairment conclusions could be modified. Additionally, the use of different assumptions to value our minority interests could change the amount of compensation expense, if any, we report upon their transfer.

Intangible Assets

        At December 31, 2007, the carrying amounts of our intangible asset balances are as follows:

(in millions)
Definite-lived acquired client relationships	$233.2
Indefinite-lived acquired client relationships	263.4
Goodwill	1,230.4

        These amounts exclude $234.7 million of definite-lived acquired client relationships, and $572.3 million of goodwill that are reported within Equity investments in Affiliates.

        We amortize our definite-lived acquired client relationships over their expected useful lives. We reassess these lives each quarter based on historical and projected attrition rates and other events and circumstances that may influence the expected future economic benefit we will derive from the relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on the amount of our amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year, our amortization expense would increase by approximately $4.8 million per year. We assess each of our definite-lived acquired client relationship for impairment at least annually by comparing their carrying value to their projected undiscounted cash flows. In the fourth quarter of 2007, we performed our most recent annual impairment test, and no impairments were identified.

        We do not amortize our indefinite-lived acquired client relationships because we expect these contracts will contribute to our cash flows indefinitely. Each quarter, we assess whether events and circumstances have occurred that indicate these relationships might have a definite life. We test the carrying amount of each of our indefinite-lived acquired client relationships at least annually, or at such time that we conclude the assets no longer have an indefinite life by comparing the carrying amount of each asset to its fair value. We derive the fair value of each of our indefinite-lived acquired client relationships primarily based on discounted cash flow analysis. Our valuation analysis reflects assumptions of the growth of the assets, discount rates and other factors. Changes in the estimates used in these valuations could materially affect the impairment conclusion. In the fourth quarter of 2007, we performed our most recent annual impairment test and no impairments were identified.

        We test the carrying amount of the goodwill in each of our three operating segments at least annually by comparing their carrying amount to an estimate of fair value. We establish the fair value of each of our operating segments primarily based on price-earnings multiples. Changes in the estimates used in this test could materially affect our impairment conclusion. In the third quarter of 2007, we performed our most recent annual impairment test and no impairments were identified.

Equity Method Investments

        For certain of our Affiliates, where we own a minority interest and have the ability to participate in decision making, we apply the equity method of accounting. Accordingly, we evaluate these investments for impairment by assessing whether the fair value of the investment has declined below its carrying value for a period considered to be other than temporary. Additionally, we would consider the magnitude of any decline in market value and the expected holding period of the investment.

        If we determine that a decline in market value below our carrying value is other than temporary, an impairment charge would be recognized in the Consolidated Statements of Income to write down the carrying value of the investment to its fair value. In the fourth quarter of 2007, we completed our evaluation of investments accounted for under the equity method and no impairments were identified.

Income Taxes

        Our overall tax position requires analysis by management to estimate the expected realization of income tax assets and liabilities. Tax regulations often require items of income and expense to be included in our tax returns in different amounts and in different periods than are reflected in the financial statements. Additionally, we must assess whether to recognize the benefit of an uncertain tax position, and, if so, the appropriate amount of the benefit.

        In our assessment of whether to recognize the benefit of an uncertain tax position, we consider the probability that a tax authority would sustain the tax position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon ultimate settlement with the tax authority. For tax positions not meeting this threshold, no benefit is recognized.

        Deferred taxes are established to reflect the differences in timing between the inclusion of items of income and expense in the financial statements and their reporting on our tax returns. Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and from our convertible securities. As more fully described below, we generally believe that our intangible-related deferred taxes are unlikely to reverse, and that our deferred tax liabilities for convertible securities may not reverse. As such, we currently believe the economic benefit we realize from these sources will be permanent.

        Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments as cash transactions that are taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment charge, events we consider unlikely to occur. Under current accounting rules, we are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2007, our estimate of the tax liability associated with such a sale or impairment charge was approximately $193.3 million.

        During 2008, our convertible securities will generate deferred taxes of approximately $8.5 million because our interest deductions for tax purposes are greater than our reported interest expense. We believe that some or all of these deferred tax liabilities will be reclassified to equity as the securities are likely to convert to common stock when our stock price exceeds specified levels.

        In addition, we also regularly assess our deferred tax assets, which consist primarily of state tax loss carryforwards, in order to determine the need for valuation allowances. In our assessment we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we would establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2007, we had a valuation allowance for all state tax loss carryforwards.

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $6.9 million in our tax expense in the period of such determination.

Share-Based Compensation

        We have share-based compensation plans covering senior management, employees and directors. Prior to 2006, we accounted for share-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Accordingly, prior to 2006, no compensation expense was recognized from share-based compensation plans as the exercise price of all stock options granted equaled the market price of the underlying stock on the grant date of the award.

        In 2006, we adopted the fair value recognition provisions of FAS 123R which requires a company to recognize share-based compensation, based on the fair value of the awards on the grant date. As a result, compensation is recognized in the financial statements for all share-based payments granted after the date of adoption, and for all awards that are unvested after that date.

        Under FAS 123R, we estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options based on past experience and anticipated future exercise behavior. As an example, we considered both the historical volatility of our common stock and the implied volatility from traded options in determining expected volatility.

        Our options typically vest and become fully exercisable over three to five years of continued employment and do not include performance-based or market-based vesting conditions. For grants that are subject to graded vesting over a service period, we recognize expense net of expected forfeitures on a straight-line basis over the requisite service period for the entire award.

        As of December 31, 2007, we had $55.3 million in remaining unrecognized compensation cost related to stock option grants, which will be recognized over a weighted-average period of approximately four years (assuming no forfeitures).

Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees quarterly as they render services to their clients. In addition to generating asset-based fees, over 50 Affiliate products, representing approximately $45 billion of assets under management, also bill on the basis of absolute investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than the asset-based fee. Our Affiliates recognize performance fees when they are earned (i.e., when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.

Economic and Market Conditions

Global Asset Management Industry

        The asset management industry has been a key driver of growth in financial services over the last decade. According to the most recent available data, assets under management across all distribution channels total approximately $53.4 trillion globally, of which $25.7 trillion is managed in the United States. We believe long-term prospects for overall industry growth (which have compounded at an annual rate of 16% globally over the past four years) remain strong. We expect that this growth will be driven by market-related increases in assets under management, broad demographic trends and wealth creation related to growth in gross domestic product, and will be experienced in varying degrees across each of the principal distribution channels for our Affiliates' products.

U.S. Asset Management Industry

        In the Mutual Fund distribution channel, according to a 2007 industry report, more than 88 million individuals in almost 51 million households in the United States are invested in mutual funds. In 2007, net cash flows to equity mutual funds totaled over $233 billion, and aggregate mutual fund assets totaled $11.6 trillion at the end of 2007. We anticipate that inflows to mutual funds will continue and that aggregate mutual fund assets, particularly those in equity mutual funds, will continue to increase in line with long-term market growth.

        Assets in the Institutional distribution channel in the United States are primarily in retirement plans, including both defined benefit and defined contribution plans, endowments and foundations, and totaled approximately $14.4 trillion as of December 31, 2006. Although the majority of Institutional assets are in equities (estimated to be 60% in 2006), allocations to alternative investments have continued to increase. According to a recent study of institutional investors, allocations of institutional assets to hedge funds (a core component of alternative investments) have grown from 2.5% of assets in 2001 to 7.5% in 2007, and are expected to increase to 8.9% by 2009. We anticipate that the combination of an aging work force and long-term market growth should contribute to the ongoing strength of this distribution channel.

        The High Net Worth distribution channel is comprised broadly of high net worth and affluent individuals, family trusts and managed accounts. Within this channel, high net worth families and individuals (those having at least $1 million in investable assets) in the United States had aggregate assets of $11.3 trillion at the end of 2006; industry experts expect assets in this segment of the channel to grow to $15.8 trillion by the end of 2011. We believe that affluent individuals (those having between $250,000 and $1 million in investable assets) represent an important source of asset growth within the High Net Worth channel, as the number of such individuals and the amount of investable assets increases, and the popularity of separately managed account investment products for affluent individuals continues to grow. According to a recent industry report, assets in separately managed accounts totaled approximately $1.1 trillion at the end of 2007 (a nearly 20% increase over year end 2006).

International Operations

        In connection with our international initiatives, we have offices in Sydney, Australia; London, England; and Toronto, Canada. In addition, we have international operations through Affiliates who provide some or a significant part of their investment management services to non-US clients. In the future, we may open additional offices, or invest in other investment management firms which conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

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

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2007 was effective.

        The Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 43, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. (the "Company") at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 29, 2008

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2005	2006	2007
Revenue	$916,492	$1,170,353	$1,369,866
Operating expenses:
Compensation and related expenses	365,960	472,400	579,365
Selling, general and administrative	162,078	184,019	197,967
Amortization of intangible assets	24,873	27,378	31,653
Depreciation and other amortization	7,029	8,763	10,444
Other operating expenses	21,497	23,880	18,822

	581,437	716,440	838,251

Operating income	335,055	453,913	531,615
Non-operating (income) and expenses:
Investment and other income	(8,871)	(16,943)	(17,133)
Income from equity method investments	(26,970)	(38,318)	(58,197)
Investment income from Affiliate investments in partnerships	(445)	(3,400)	(38,877)
Interest expense	37,426	58,800	76,919

	1,140	139	(37,288)

Income before minority interest and income taxes	333,915	453,774	568,903
Minority interest	(144,263)	(212,523)	(241,987)
Minority interest in Affiliate investments in partnerships	—	(3,364)	(38,089)

Income before income taxes	189,652	237,887	288,827
Income taxes—current	38,895	55,267	74,634
Income taxes—intangible-related deferred	28,791	28,779	28,576
Income taxes—other deferred	2,897	2,564	3,656

Net Income	$119,069	$151,277	$181,961

Earnings per share—basic	$3.54	$4.83	$6.18

Earnings per share—diluted	$2.81	$3.74	$4.58

Average shares outstanding—basic	33,667,542	31,289,005	29,464,764
Average shares outstanding—diluted	44,689,655	45,159,002	44,921,784
Supplemental disclosure of total comprehensive income:
Net Income	$119,069	$151,277	$181,961
Other comprehensive income (loss)	15,219	(2,090)	50,071

Total comprehensive income	$134,288	$149,187	$232,032

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$201,729	$222,954
Investment advisory fees receivable	201,385	237,636
Affiliate investments in partnerships	108,350	134,657
Affiliate investments in marketable securities	15,516	21,237
Prepaid expenses and other current assets	27,299	33,273

Total current assets	554,279	649,757
Fixed assets, net	63,984	69,879
Equity investments in Affiliates	293,440	842,490
Acquired client relationships, net	502,066	496,602
Goodwill	1,177,227	1,230,387
Other assets	74,924	106,590

Total assets	$2,665,920	$3,395,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,727	$246,400
Payables to related party	41,086	69,952

Total current liabilities	287,813	316,352
Senior debt	365,500	519,500
Senior convertible securities	413,358	378,083
Mandatory convertible securities	300,000	300,000
Junior convertible trust preferred securities	300,000	800,000
Deferred income taxes	218,584	257,022
Other long-term liabilities	11,209	33,516

Total liabilities	$1,896,464	$2,604,473
Commitments and contingencies (Note 15)	—	—
Minority interest	166,138	194,633
Minority interest in Affiliate investments in partnerships	104,096	127,397
Stockholders' equity:
Common stock ($.01 par value; 153,000 shares authorized; 39,024 shares outstanding in 2006 and 2007)	390	390
Additional paid-in capital	609,369	662,454
Accumulated other comprehensive income	14,666	64,737
Retained earnings	654,465	836,426

	1,278,890	1,564,007
Less: treasury stock, at cost (9,428 shares in 2006 and 10,865 shares in 2007)	(779,668)	(1,094,805)

Total stockholders' equity	499,222	469,202

Total liabilities and stockholders' equity	$2,665,920	$3,395,705

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2004	38,680,454	$387	$566,776	$1,537	$384,119	(5,394,730)	$(245,127)
Stock issued for option exercises	—	—	(34)	—	—	1,152,947	39,269
Tax benefit of option exercises	—	—	13,942	—	—	—	—
Issuance of Affiliate equity interests	—	—	2,231	—	—	—	—
Settlement of forward equity sale agreement	—	—	(14,378)	—	—	—	—
Conversion of zero coupon convertible notes	—	—	—	—	—	6,533	347
Stock issued in connection with Affiliate investment	343,204	3	24,553	—	—	—	—
Repurchase of stock	—	—	—	—	—	(1,189,700)	(90,532)
Net Income	—	—	—	—	119,069	—	—
Other comprehensive income	—	—	—	15,219	—	—	—

December 31, 2005	39,023,658	$390	$593,090	$16,756	$503,188	(5,424,950)	$(296,043)
Stock issued under option and other incentive plans	—	—	(991)	—	—	1,263,873	42,694
Tax benefit of option exercises	—	—	28,529	—	—	—	—
Issuance of Affiliate equity interests	—	—	2,031	—	—	—	—
Cost of call spread option agreements	—	—	(13,290)	—	—	—	—
Conversions of zero coupon convertible notes	—	—	—	—	—	215,350	11,458
Repurchase of stock	—	—	—	—	—	(5,482,047)	(537,777)
Net Income	—	—	—	—	151,277	—	—
Other comprehensive loss	—	—	—	(2,090)	—	—	—

December 31, 2006	39,023,658	$390	$609,369	$14,666	$654,465	(9,427,774)	$(779,668)
Stock issued under option and other incentive plans	—	—	(23,443)	—	—	1,504,143	84,333
Tax benefit of option exercises	—	—	42,308	—	—	—	—
Issuance of Affiliate equity interests	—	—	27,508	—	—	—	—
Settlement of call spread option agreements	—	—	15,564	—	—	(115,789)	(8,764)
Cost of call spread option agreements	—	—	(6,800)	—	—	—	—
Conversions of zero coupon convertible notes	—	—	—	—	—	667,826	35,773
Repurchase of stock, including prepaid forward purchase contract	—	—	(2,052)	—	—	(3,493,605)	(426,479)
Net Income	—	—	—	—	181,961	—	—
Other comprehensive income	—	—	—	50,071	—	—	—

December 31, 2007	39,023,658	$390	$662,454	$64,737	$836,426	(10,865,199)	$(1,094,805)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2005	2006	2007
Cash flow from operating activities:
Net Income	$119,069	$151,277	$181,961
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	24,873	27,378	31,653
Amortization of issuance costs	3,018	2,862	3,250
Depreciation and other amortization	7,029	8,763	10,444
Deferred income tax provision	31,688	31,343	32,232
Accretion of interest	1,896	2,360	2,772
Income from equity method investments, net of amortization	(26,971)	(38,318)	(58,197)
Distributions received from equity method investments	16,565	46,033	53,612
Tax benefit from exercise of stock options	13,942	5,482	5,780
Stock option expense	—	1,654	9,039
Other adjustments	(2,231)	8,528	5,979
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(53,846)	(52,281)	(35,963)
Decrease in Affiliate investments in partnerships	—	7,707	12,766
(Increase) decrease in prepaids and other current assets	(8,258)	150	(4,722)
(Increase) decrease in other assets	(126)	3,159	(3,178)
Increase in accounts payable, accrued liabilities and other long-term liabilities	32,217	65,814	21,035
Increase in minority interest	45,213	29,092	58,191

Cash flow from operating activities	204,078	301,003	326,654

Cash flow used in investing activities:
Costs of investments in Affiliates, net of cash acquired	(85,175)	(123,262)	(556,683)
Purchase of fixed assets	(14,523)	(21,510)	(16,821)
Purchase of investment securities	(6,393)	(29,522)	(13,648)
Sale of investment securities	24,062	9,215	6,397

Cash flow used in investing activities	(82,029)	(165,079)	(580,755)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	224,500	602,000	727,000
Repayments of senior bank debt	(100,000)	(412,000)	(573,000)
Issuance of junior convertible trust preferred securities	—	300,000	500,000
Repayment of debt assumed in new investment	(150,811)	—	—
Repayment of senior debt	—	(65,750)	—
Repurchase of senior debt	(10,000)	—	—
Issuance of common stock	28,892	52,765	53,324
Repurchase of common stock, including prepaid forward purchase contract.	(82,317)	(536,478)	(435,997)
Issuance costs	(2,660)	(9,982)	(19,999)
Settlement of forward equity sale agreement	(14,008)	—	—
Excess tax benefit from exercise of stock options	—	23,047	36,528
Cost of call spread option agreements	—	(13,290)	—
Repayment of notes payable and other liabilities	(15,863)	(7,687)	(2,542)
Redemptions of Minority interest—Affiliate investments in partnerships	—	(7,707)	(12,766)

Cash flow from (used in) financing activities	(122,267)	(75,082)	272,548

Effect of foreign exchange rate changes on cash and cash equivalents	364	464	2,778
Net increase in cash and cash equivalents	146	61,306	21,225
Cash and cash equivalents at beginning of period	140,277	140,423	201,729

Cash and cash equivalents at end of period	$140,423	$201,729	$222,954

Supplemental disclosure of cash flow information:
Interest paid	$39,381	$59,526	$77,735
Income taxes paid	29,290	29,003	30,243
Supplemental disclosure of non-cash financing activities:
Stock issued for zero coupon senior convertible note conversions	347	11,458	35,773
Payables recorded for Affiliate equity purchases.	4,567	36,736	18,308
Stock issued in new investment	24,556	—	—
Debt assumed in new investment	150,811	—	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

(a) Organization and Nature of Operations

        Affiliated Managers Group, Inc. ("AMG" or the "Company") is an asset management company with equity investments in a diverse group of boutique investment management firms ("Affiliates"). AMG's Affiliates currently provide investment management services globally to mutual funds, institutional clients and high net worth individuals. Fees for services are largely asset-based and, as a result, the Company's revenue may fluctuate based on the performance of financial markets.

        Affiliates are either organized as limited partnerships, limited liability partnerships, limited liability companies, or corporations. AMG generally has contractual arrangements with its Affiliates whereby a percentage of revenue is customarily allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining portion of revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members, generally with a priority to AMG. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. In these cases, AMG participates fully in any increase or decrease in the revenue or expenses of such firms. In situations where AMG holds a minority equity interest, the revenue sharing arrangement generally allocates to AMG a percentage of the Affiliate's revenue. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

(b) Principles of Consolidation

        The Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine the appropriate method of accounting. Majority-owned or otherwise controlled investments are consolidated. In many of its Affiliate investments, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), managing partner (in the case of Affiliates which are limited liability partnerships), sole manager member (in the case of Affiliates which are limited liability companies) or principal shareholder (in the case of Affiliates which are corporations). As a result, the Company generally consolidates its Affiliate investments. Investments that are determined to be Variable Interest Entities as defined by FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN46R"), are consolidated if AMG or a consolidated Affiliate is the primary beneficiary of the investment.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Effective January 1, 2006, the Company implemented Emerging Issues Task Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-05"). Under EITF 04-05, the Company or an Affiliate consolidates any partnership that it controls, including those interests in the partnerships in which the Company does not have ownership rights. A general partner is presumed to control a partnership unless the limited partners have certain rights to remove the general partner or other substantive rights to participate in partnership operations. Partnerships that are not controlled by the Company or an Affiliate are accounted for using the equity method of accounting.

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

(d) Affiliate Investments in Partnerships

        Assets of consolidated partnerships are reported as "Affiliate investments in partnerships." A majority of these assets are held by investors that are unrelated to the Company, and reported as "Minority interest in Affiliate investments in partnerships." Income from these partnerships is presented as "Investment income from Affiliate investments in partnerships" in the consolidated statements of income. The portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as a "Minority interest in Affiliate investments in partnerships."

(e) Affiliate Investments in Marketable Securities

        Affiliate investments in marketable securities are classified as either trading or available-for-sale and carried at fair value. Unrealized holding gains or losses on investments classified as available-for-sale are reported net of deferred tax as a separate component of accumulated other comprehensive income in stockholders' equity until realized. If a decline in the fair value of these investments is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred.

(f) Fixed Assets

        Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Computer software developed or obtained for internal use is amortized using

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(g) Leases

        The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. All leases and subleases are accounted for under Statement of Financial Accounting Standard ("FAS") No. 13, "Accounting for Leases." These leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

(h) Equity Investments in Affiliates

        For equity method investments, the Company's portion of income before taxes is included in Income from equity method investments. The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within Income taxes—current in the Consolidated Statements of Income because these taxes generally represent the Company's share of the taxes incurred by the Affiliate. Deferred income taxes incurred as a direct result of the Company's investment in Affiliates accounted for under the equity method have been included in Income taxes—intangible-related deferred in the Consolidated Statements of Income. The associated deferred tax liabilities have been classified as a component of deferred income taxes in the Consolidated Balance Sheet.

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

(i) Acquired Client Relationships and Goodwill

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        As of December 31, 2007, the cost assigned to all other acquired client relationships was being amortized over a weighted average life of approximately 12 years. The expected useful lives of acquired client relationships are analyzed each period and determined based on an analysis of the historical and projected attrition rates of each Affiliate's existing clients, and other factors that may influence the expected future economic benefit the Company will derive from the relationships. The Company tests for the possible impairment of definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Income for amounts necessary to reduce the carrying value of the asset to fair value.

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

        As further described in Note 16, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for these acquired interests.

(j) Revenue Recognition

        The Company's consolidated revenue primarily represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the market value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance based advisory fees are generally assessed as a percentage of the investment performance realized on a client's account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured. Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k) Issuance Costs

        Issuance costs incurred in securing credit facility financing are amortized over the remaining term of the credit facility. Costs incurred to issue the zero coupon senior convertible securities, the floating rate senior convertible securities and junior convertible trust preferred securities are amortized over the earlier of the period to the first investor put date or the stated term of the security. Costs incurred to issue the Company's mandatory convertible securities are allocated between the senior notes and the purchase contracts based upon the relative cost to issue each instrument separately. Costs allocated to the senior notes are recognized as interest expense over the period of the forward equity purchase contract component of such securities. Costs allocated to the prepaid forward purchase contract and call spread option agreements are charged directly to stockholders' equity and not amortized.

(l) Derivative Financial Instruments

        The Company is exposed to interest rate risk inherent in its variable rate debt obligations. The Company's risk management strategy may utilize financial instruments specifically interest rate swap contracts to hedge certain interest rate exposures. For example, the Company may agree with a counter party (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. In entering into these contracts, the Company intends to offset cash flow gains and losses that occur on its existing debt obligations with cash flow gains and losses on the contracts hedging these obligations.

        The Company records all derivatives on the balance sheet at fair value. If the Company's derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. Hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in 2005, 2006 or 2007.

(m) Income Taxes

        On January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertain tax positions recognized in financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes" ("FAS 109"). FIN 48 prescribes a recognition threshold and measurement criteria for evaluating tax positions. As allowed by FIN 48, the Company recognizes interest and other charges relating to unrecognized tax benefits as additional tax expense.

        As required by FIN 48, the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.

        The Company accounts for income taxes using the liability method. Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company's assets and liabilities. Historically, deferred taxes

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been comprised primarily of deferred tax liabilities attributable to intangible assets and convertible securities and deferred tax assets from state credits and loss carryforwards.

        In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company's tax payments), and any use of its state credits and carryforwards (which would decrease its tax payments). In forming these estimates, the Company makes assumptions about future federal, state and foreign income tax rates and the apportionment of future taxable income to jurisdictions in which the Company has operations. An increase or decrease in federal or state income tax rates could have a material impact on the Company's deferred income tax liabilities and assets and would result in a current income tax charge or benefit.

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

(n) Foreign Currency Translation

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

(o) Share-Based Compensation Plans

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). FAS 123R requires as an expense the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite service period. In addition, FAS 123R requires unrecognized costs related to options vesting after the date of initial adoption to be recognized as an expense in the financial statements over the remaining requisite service period.

        The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation expense includes: (i) an expense for all unvested options outstanding on January 1, 2006, and (ii) an expense for all options granted subsequent to January 1, 2006. Compensation expense recognized under FAS 123R, net of tax, was $1,042 and $5,694 for the years ended December 31, 2006 and 2007, respectively. This additional compensation expense decreased basic

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and diluted earnings per share by $0.03 and $0.02, respectively, for the year ended December 31, 2006, and $0.19 and $0.13, respectively, for the year ended December 31, 2007.

        The following table presents Net Income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the year ended December 31, 2005.

Year Ended December 31, 2005
Net Income—as reported	$119,069
Add: Total stock-based employee compensation expense included in reported Net Income, net of tax	—
Less: Stock-based compensation expense determined under fair value method net of tax	709

Net Income—FAS 123 pro forma	$118,360

Earnings per share—basic—as reported	$3.54
Earnings per share—basic—FAS 123 pro forma	3.52
Earnings per share—diluted—as reported	2.81
Earnings per share—diluted—FAS 123 pro forma	2.80

        FAS 123R also requires the Company to report any tax benefits realized upon the exercise of stock options that are in excess of the expense recognized for reporting purposes as a financing activity in the Company's consolidated statement of cash flows. Prior to the adoption of FAS 123R, these tax benefits were presented as operating cash flows in the consolidated statements of cash flows. If the tax benefit realized is less than the expense, the tax shortfall is recognized in stockholders' equity. To the extent the expense exceeds available windfall tax benefits, it is recognized in the Consolidated Statements of Income. Under FAS 123R, the Company was permitted to calculate its cumulative windfall tax benefits for the purposes of accounting for future tax shortfalls. The Company elected to apply the long-form method for determining the pool of windfall tax benefits.

(p) Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(q) Recent Accounting Developments

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 establishes a framework for measuring fair value applicable to other accounting standards that use fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will be subject to certain of the provisions of FAS 157 in the first quarter of 2008. This standard is not expected to have a material impact on the Company's consolidated financial statements, but will require certain additional disclosures.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company will adopt FAS 159 in the first quarter of 2008. This standard is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R will change the accounting for business combinations in a number of respects, including the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values on the acquisition date. In addition, FAS 141R will change the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. FAS 141R will be applied prospectively to any business combination completed after December 31, 2008. The impact of this standard will depend upon the nature, terms and size of business combinations completed after the effective date.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests will be classified as a separate component within stockholders' equity and transactions between controlling interest and minority interest holders will be accounted for within stockholders' equity. The Company will adopt FAS 160 in the first quarter of 2009 and is currently evaluating the impact that this standard will have on the consolidated financial statements.

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

3.     Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in partnerships were as follows:

	At December 31,
	2006	2007
Purchase of investments	$158,311	$285,001
Sale of investments	167,246	295,799
Gross subscriptions	498	4,523
Gross redemptions	8,205	17,289

        Management fees earned by the Company on partnership assets were $1,148 and $1,309 for the years ended December 31, 2006 and 2007, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        As of December 31, 2006 and December 31, 2007, the Company's investments in partnerships that are not controlled by its Affiliates were $21,449 and $19,799, respectively. These assets are reported within "Other assets" in the consolidated balance sheet. The income or loss related to these investments is classified within "Investment and other income" in the consolidated statement of income.

4.     Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities, gross unrealized gains and losses were as follows:

	At December 31,
	2006	2007
Cost of Affiliate investments in marketable securities	$14,342	$20,272
Gross unrealized gains	1,379	1,866
Gross unrealized losses	205	901

5.     Fixed Assets and Lease Commitments

        Fixed assets consisted of the following:

	At December 31,
	2006	2007
Building and leasehold improvements	$44,495	$49,767
Office equipment	22,786	30,457
Furniture and fixtures	13,345	14,741
Land and improvements	13,403	15,203
Computer software	8,965	9,314

Fixed assets, at cost	102,994	119,482
Accumulated depreciation and amortization	(39,010)	(49,603)

Fixed assets, net	$63,984	$69,879

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2007, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Year Ending December 31,	Required Minimum Payments
2008	$20,194
2009	19,965
2010	17,125
2011	14,265
2012	11,386
Thereafter	27,552

        Consolidated rent expense for 2005, 2006 and 2007 was $18,151, $19,574 and $20,283, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	At December 31,
	2006	2007
Accrued compensation	$156,674	$169,382
Accrued income taxes	29,550	22,960
Accrued interest	6,402	12,542
Accrued professional services	7,287	10,978
Accrued subadvisory fees	5,218	5,541
Accounts payable	9,359	4,971
Accrued rent	2,635	3,029
Deferred revenue	953	1,487
Accrued share repurchases	9,518	—
Contract adjustment payments	6,025	1,263
Other	13,106	14,247

	$246,727	$246,400

7.     Benefit Plans

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

        The Company's non-qualified Executive Retention Plan (the "ERP") is designed to work in concert with the Company's stockholder-approved Long-Term Executive Incentive Plan, providing a trust vehicle for long-term compensation awards based upon the Company's performance and growth. The ERP permits the Compensation Committee to make awards that may be invested by the recipient in the Company's common stock, in Affiliate investment products, and in cash accounts, in each case subject to vesting and forfeiture provisions. The Company's contributions to the ERP are irrevocable. In addition, the Company has established a Deferred Compensation Plan that provides officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments and director fees, as applicable, on a pre-tax basis, and invest such deferred amounts in one or more specified measurement funds. While the Company has no obligation to do so, the Deferred Compensation Plan also provides the Company the opportunity to make discretionary contributions; in the event any such contributions are made, contributed amounts will be subject to vesting and forfeiture provisions.

        Consolidated expenses related to the Company's benefit plans in 2005, 2006 and 2007 were $20,864, $10,336 and $10,374, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Senior Debt

        Senior debt is comprised of:

	At December 31,
	2006	2007
Senior credit facility	$365,500	$519,500

        On November 27, 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). The Facility allows the Company to borrow an aggregate of $950,000. The Facility is comprised of a $750,000 revolving credit facility (the "Revolver") and a $200,000 term loan (the "Term Loan"). The Company pays interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. The Term Loan requires principal payments to be made at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $250,000.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company pays a quarterly commitment fee on the daily unused portion of the Facility, which amounted to $676, $602 and $443 in 2005, 2006 and 2007, respectively.

9.     Senior Convertible Securities

        The components of senior convertible securities are as follows:

	At December 31,
	2006	2007
Zero coupon senior convertible notes	$113,358	$78,083
Floating rate senior convertible securities	300,000	300,000

	$413,358	$378,083

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of December 31, 2007, $83,452 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $53.68) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities (See also Note 27—Subsequent Events)

        In 2003, the Company issued $300,000 of floating rate senior convertible securities due 2033 ("floating rate convertible securities"), bearing interest at a rate equal to 3-month LIBOR minus 0.50%, payable quarterly in cash. Each security is convertible into shares of the Company's common stock (at a base conversion price of $54.17) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock exceeds $65.00 over certain periods; (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. Upon conversion, holders of the securities will receive 18.462 shares of the Company's common stock for each convertible security. In addition, if the market price of the Company's common stock exceeds the base conversion price at the time of conversion, holders will receive additional shares of common stock based on the stock price at that time. Based on the trading price of the Company's common stock as of December 31, 2007, upon conversion, a holder of each security would receive an additional 6.062 shares. The holders of the floating rate convertible securities may require the Company to repurchase such securities in February 2008, 2013, 2018, 2023 and 2028, at their principal amount. The Company may choose to pay the purchase price for such repurchases with cash, shares of the Company's common stock or some combination thereof. The Company has rights to redeem the convertible securities for cash at any time on or after February 25, 2008, at their principal amount plus accrued and unpaid interest. Under the terms of the indenture governing the floating rate convertible securities, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of the Company's common stock, floating rate convertible securities may not be convertible in certain future periods.

        In the first quarter of 2008, the Company called the outstanding floating rate convertible securities for redemption. In lieu of redemption, substantially all of the holders elected to convert their securities. Following the consummation of these transactions, all of the Company's floating rate convertible securities will be cancelled and retired.

        The floating rate senior convertible securities are considered contingent payment debt instruments under federal income tax regulations. These regulations required the Company to deduct interest in an amount greater than its reported interest expense, and resulted in annual deferred tax liabilities of $3,700. Because the trading price of the Company's common stock exceeded $60.90 at the time of the conversions, $18,292 of accumulated deferred tax liabilities attributable to these securities will be reclassified to stockholders' equity.

10.   Mandatory Convertible Securities (See also Note 27—Subsequent Events)

        In 2004, the Company issued $300,000 of mandatory convertible securities ("2004 PRIDES"), each unit consisting of (i) a senior note due February 2010 with a principal amount of $1,000 per note, with interest payable quarterly at the annual rate of 4.125%, and (ii) a forward equity purchase contract

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to which the holder agreed to purchase shares of the Company's common stock in February 2008. The holder's obligations under the forward equity purchase contracts were collateralized by the pledge of the senior notes to the Company. The number of shares to be issued in February 2008 will be determined based upon the average trading price of the Company's common stock for a period preceding that date. Depending on the average trading price in that period, the settlement rate will range from 11.785 to 18.031 shares per $1,000 purchase contract. Based on the trading price of the Company's common stock as of December 31, 2007, the purchase contracts would have a settlement rate of 13.519.

        In the first quarter of 2008, the Company repurchased the outstanding senior notes component of its 2004 PRIDES. Following the consummation of these transactions, all of the 2004 PRIDES have been cancelled and retired.

11.   Junior Convertible Trust Preferred Securities

        In 2006, the Company issued $300,000 of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291,000 of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2006 junior convertible trust preferred securities") have substantially the same terms.

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

        In October 2007, the Company issued an additional $500,000 of junior subordinated convertible debentures which are due 2037 to a wholly-owned trust simultaneous with the issuance, by the trust, of $500,000 of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms as the 2006 junior subordinated convertible debentures.

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of the Company's common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2007 junior convertible trust preferred securities may not be redeemed by the Company prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of the Company's common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available funds, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

12.   Income Taxes

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for liabilities related to tax return positions that may be deemed to be uncertain. On January 1, 2007 the Company carried a liability for uncertain tax positions of $21,315, including $3,761 for interest and related charges. On December 31, 2007, this liability was $22,506, including interest and related charges of $3,877. The adoption of FIN 48 did not result in an adjustment to the Company's liability for uncertain tax positions or retained earnings. These liabilities at January 1, 2007 and December 31, 2007 included $11,847 and $12,619, respectively, for tax positions that, if recognized, would affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$21,315
Additions based on tax positions related to current year	4,381
Additions based on tax positions of prior years	116
Reductions for tax provisions of prior years	—
Settlements	—
Reductions related to lapses of statutes of limitations	(3,306)

Balance at December 31, 2007	$22,506

        The Company or its subsidiaries files income tax returns in federal, various state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by any tax authorities for years before 2004.

        A summary of the provision for income taxes is as follows:

		Year Ended December 31,
		2005	2006	2007
Current:	Federal	$31,399	$38,971	$52,012
	State	2,005	6,344	8,124
	Foreign	5,491	9,952	14,498
Deferred:	Federal	30,424	33,261	33,582
	State	2,158	1,900	1,954
	Foreign	(894)	(3,818)	(3,304)

		$70,583	$86,610	$106,866

        The components of income before income taxes consisted of the following:

	Year Ended December 31,
	2005	2006	2007
Domestic	$163,912	$186,249	$221,798
Foreign	25,740	51,638	67,029

	$189,652	$237,887	$288,827

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2005	2006	2007
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	2.2	1.6
Non-deductible expenses	0.2	—	0.2
Valuation allowance	0.6	0.8	1.3
Foreign taxes	2.9	2.6	3.9
Foreign tax credits	(2.9)	(4.2)	(5.0)

	37.2%	36.4%	37.0%

        The components of deferred tax assets and liabilities are as follows:

	At December 31,
	2006	2007
Deferred assets (liabilities):
Intangible asset amortization	$(170,216)	$(193,275)
Convertible securities interest	(19,807)	(28,215)
Non-deductible intangible amortization	(26,946)	(26,668)
State net operating loss and credit carryforwards	14,126	18,023
Deferred compensation	—	(8,005)
Fixed asset depreciation	(1,956)	(3,562)
Accrued expenses	739	2,196
Deferred income	(398)	507

	(204,458)	(238,999)

Valuation allowance	(14,126)	(18,023)

Net deferred income taxes	$(218,584)	$(257,022)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In contrast, the intangible assets associated with the Company's recent investment in its Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. As such, at the time of its investment, the Company recorded a deferred tax liability that represents the tax effect of the future book amortization of these assets. The Company's floating rate senior convertible securities, mandatory convertible securities and junior convertible trust preferred securities also currently generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

        At December 31, 2007, the Company had state net operating loss carryforwards that will expire over a 15-year period beginning in 2006. The valuation allowances at December 31, 2006 and 2007 are related to the uncertainty of the realization of most of these loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change in the valuation allowance for the year ended December 31, 2007 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

        In 2006, the Company reduced its deferred tax liabilities for non-deductible intangible amortization by $1,408 to reflect a reduction in Canadian federal income tax rates that was enacted in June 2006 and will become effective beginning in 2008. The reduction of these deferred tax liabilities was recorded as a benefit in the 2006 income tax provision.

13.   Derivative Financial Instruments

        The Company periodically uses interest rate hedging contracts to manage market exposures associated with changing interest rates. As of December 31, 2007, the Company was a party to interest rate hedging contracts with a $150 million notional amount, which fixed the interest rate on a portion of the floating rate senior convertible securities to a weighted average interest rate of approximately 3.28% through February 2008.

        The Company records all derivatives on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. At December 31, 2006 and 2007, the unrealized gain, before taxes, on the derivative instruments was $2,392 and $283, respectively. The Company expects no portion of the unrealized gain to be reclassified from accumulated other comprehensive income to Net Income over the next 12 months.

14.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the year ended December 31,
	2005	2006	2007
Net Income	$119,069	$151,277	$181,961
Foreign currency translation adjustment	13,781	(1,832)	51,475
Change in net unrealized gain (loss) on derivative instruments	2,098	(358)	(1,328)
Change in unrealized gain (loss) on investment securities	(50)	100	(76)
Reclassification of unrealized gain on investment securities to realized gain	(610)	—	—

Comprehensive income	$134,288	$149,187	$232,032

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	At December 31,
	2006	2007
Foreign currency translation adjustment	$13,081	$64,556
Unrealized gain on derivative instruments	1,508	180
Unrealized gain (loss) on investment securities	77	1

Accumulated other comprehensive income	$14,666	$64,737

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   Commitments and Contingencies

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

16.   Business Combinations

        The Company's Affiliate investments totaled $267,169, $144,580 and $610,235 in the years ended December 31, 2005, 2006 and 2007 respectively. These investments were made pursuant to the Company's growth strategy designed to generate shareholder value by making investments in boutique investment management firms and other strategic transactions designed to expand the Company's participation in its three principal distribution channels.

        In December 2007, the Company acquired a minority interest in BlueMountain Capital Management ("BlueMountain"), a leading global credit alternatives manager specializing in relative value strategies in the corporate loan, bond, credit and equity derivatives markets. BlueMountain has offices in New York and London, and manages assets on behalf of predominantly institutional and high net worth clients. This transaction was financed through borrowings under the Company's senior credit facility.

        In November 2007, the Company acquired a minority interest in ValueAct Capital ("ValueAct"), a San Francisco-based alternative investment firm that establishes ownership interests in undervalued companies and works with each company's management and Board of Directors to implement business strategies that enhance shareholder value. ValueAct has over 250 clients, including endowments, foundations, corporations, family offices, high net worth investors and funds of funds. This transaction was financed through borrowings under the Company's senior credit facility.

        In 2006, the Company expanded its product offerings in the Institutional distribution channel through the acquisition of a majority equity interest in Chicago Equity Partners, LLC ("Chicago Equity"), which manages a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles. The firm's client base includes over 120 institutional investors, including public funds, corporations, endowments and foundations, Taft-Hartley plan sponsors and certain mutual fund advisers. The transaction was financed through borrowings under the Company's senior credit facility.

        In 2005, the Company completed the acquisition of a group of Canadian asset management firms. These firms manage approximately 100 investment products, including Canadian, U.S. and international value and growth equity products, as well as balanced, fixed income, venture capital and structured products. These firms operate in each of the Company's three distribution channels. The transaction was financed through borrowings under the Company's senior credit facility, the issuance of common stock, and available cash.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The assets and liabilities of the investments in acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as an increase in goodwill. The results of operations of acquired businesses have been included in the Consolidated Financial Statements beginning as of the date of acquisition. The following table summarizes the net assets acquired as of the respective acquisition dates during the years ended December 31, 2006 and 2007:

	2006(1)	2007
Current assets, net	$11,488	$—
Fixed assets	2,045	—
Definite-lived acquired client relationships	43,481	19,876
Indefinite-lived acquired client relationships	2,611	4,577
Equity investments in Affiliates(2)	—	541,377
Goodwill	87,040	18,262

Net assets acquired	$146,665	$584,092

    (1)
    In 2007, the Company finalized the purchase price allocation of Chicago Equity.

    (2)
    The Company's 2007 investments in BlueMountain and ValueAct are accounted for under the equity method of accounting. The Company's purchase price allocations of these investments are subject to the finalization of the valuations of acquired client relationships. As a result, these preliminary amounts may be revised in future periods.

        Unaudited pro forma financial results are set forth below, giving consideration to the investments and acquisitions in 2006 and 2007, as if such transactions occurred as of the beginning of 2006, assuming revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	Year Ended December 31,
	2006	2007
Revenue	$1,201,686	$1,369,866
Net Income	167,000	172,581
Earnings per share—basic	$5.34	$5.86
Earnings per share—diluted	4.09	4.37

        In connection with certain investments in Affiliates, the Company is contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $232,000 through 2011. The Company expects it will make payments of up to $70,000 in 2008. If these payments occur, the Company will record incremental goodwill. As of December 31, 2007 the Company has recorded $50,000 of these payments because certain of these targets had been achieved.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In addition to the investments described above, in the years ended December 31, 2005, 2006, and 2007, the Company completed additional investments in existing Affiliates and transferred interests in certain affiliated investment management firms. The financial effect of these transactions was not material to the Company's results.

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require AMG to purchase their retained equity interests at certain intervals. Certain agreements also provide AMG a conditional right to require Affiliate managers to sell their retained equity interests to the Company at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2007, the aggregate amount of these payments would have totaled approximately $1,470,100. In the event that all such transactions were closed, AMG would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of December 31, 2007, this amount would represent approximately $204,400 on an annualized basis.

17.   Goodwill and Acquired Client Relationships

        In 2006 and 2007, the Company acquired interests from and transferred interests to Affiliate management partners. Most of the goodwill acquired during the year is tax deductible.

        The following table presents the change in goodwill during 2006 and 2007.

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2005	$437,309	$445,609	$210,331	$1,093,249
Goodwill acquired, net	17,490	58,692	8,350	84,532
Foreign currency translation	(238)	(233)	(83)	(554)

Balance, as of December 31, 2006	454,561	504,068	218,598	1,177,227
Goodwill acquired, net	3,881	9,604	2,715	16,200
Foreign currency translation	15,893	15,523	5,544	36,960

Balance, as of December 31, 2007	$474,335	$529,195	$226,857	$1,230,387

        In connection with the Company's equity method investments, approximately $185,300 and $572,323 of goodwill has been classified within Equity investments in Affiliates as of December 31, 2006 and 2007, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2006 and 2007:

	2006		2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$379,703	$136,486	$401,303	$168,139
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	258,849	—	263,438	—
Goodwill	1,177,227	—	1,230,387	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2007, these relationships were being amortized over a weighted average life of 11 years. The Company estimates that its consolidated annual amortization expense will be approximately $31,500 for the next five years, assuming no useful life changes or additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of December 31, 2007, these relationships were being amortized over approximately 13 years. Amortization expense for these relationships was $9,290 and $10,386 for 2006 and 2007, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $20,000 for the next five years assuming no useful life changes.

18.   Minority Interest

        Minority interest in the Consolidated Statements of Income includes the income allocated to owners of consolidated Affiliates, other than AMG. For the years ended December 31, 2005, 2006 and 2007, this income was $144,263, $212,523 and $241,987, respectively. Minority interest on the Consolidated Balance Sheets includes capital and undistributed profits owned by the managers of the consolidated Affiliates (including profits allocated to managers from the Owners' Allocation and Operating Allocation). For the years ended December 31, 2005, 2006 and 2007, profit distributions to management owners were $185,732, $287,899 and $321,505, respectively.

19.   Stockholders' Equity

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

Common Stock

        The Company's Board of Directors has authorized the issuance of up to 150,000,000 shares of Voting Common Stock and 3,000,000 shares of Class B Non-Voting Common Stock.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In recent periods, the Company's Board of Directors has authorized the following share repurchase programs:

  •
  in March 2006 in connection with the issuance of the 2006 junior convertible trust preferred securities, up to an additional 4,000,000 shares of common stock;

  •
  in July 2006, up to an additional 1,516,943 shares of common stock;

  •
  in February 2007, up to an additional 3,000,000 shares of common stock; and

  •
  in October 2007, in connection with the issuance of the 2007 junior convertible trust preferred securities up to an additional 2,500,000 shares pursuant to a prepaid forward purchase contract which the Company may elect to settle on or before October 15, 2012.

        The timing and amount of purchases are determined at the discretion of AMG's management. In the year ended December 31, 2006, the Company repurchased 5,482,047 shares of common stock at an average price of $98.10 per share. In the year ended December 31, 2007, the Company repurchased 3,609,394 shares of common stock at an average price of $120.59 per share (including 1,578,300 shares through its prepaid forward purchase agreement and 115,789 shares of common stock upon the settlement of certain call spread option agreements). As of December 31, 2007, the Company had the ability to acquire up to 1,880,106 shares of common stock under its authorized share repurchase program.

        In the first quarter of 2008, the Company will issue an aggregate of approximately 11,000,000 shares of voting common stock in connection with certain private exchanges and conversions of its floating rate convertible securities and certain private exchanges and the settlement of the forward equity purchase contracts related to its 2004 PRIDES, as more fully discussed in Note 27.

Financial Instruments

        The Company's 2004 PRIDES contain freestanding forward equity contracts that required holders to purchase shares of the Company's common stock in February 2008. Additionally, the Company's zero coupon convertible notes, floating rate convertible securities and junior convertible trust preferred securities contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. All of these arrangements, the forward equity sale agreement, the forward equity purchase contract and call spread option agreements meet the definition of equity under FASB Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and are not required to be accounted for separately as derivative instruments.

Stock Option and Incentive Plans

        The Company established the 1997 Stock Option and Incentive Plan (as amended and restated, the "1997 Plan"), under which it is authorized to grant options to employees and directors. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

        In 2002, the Company's Board of Directors established the 2002 Stock Option and Incentive Plan (as amended and restated, the "2002 Plan"), under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan was approved by the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's Board of Directors. There are 3,375,000 shares of the Company's common stock authorized for issuance under this plan.

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

        In May 2006, the stockholders of the Company approved the 2006 Stock Option and Incentive Plan (the "2006 Plan"), under which the Company is authorized to grant stock options and stock appreciation rights to senior management, employees and directors. There are 3,000,000 shares of the Company's common stock authorized for issuance under this plan.

        The plans are administered by a committee of the Board of Directors. Under the plans, options generally vest over a period of three to five years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

        The following table summarizes the transactions of the Company's stock option and incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2007	7,404,822	$50.49
Options granted	1,480,500	115.85
Options exercised	(1,514,912)	35.40
Options forfeited	(189,624)	71.63

Unexercised options outstanding—December 31, 2007	7,180,786	66.59	5.0

Exercisable at December 31, 2007	4,967,459	46.88	4.2
Exercisable and free from restrictions on transfer at December 31, 2007	4,424,228	45.04	3.8

        The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $41,442, $78,371 and $115,568, respectively. As of December 31, 2007, the intrinsic value of options that were vested and free from restrictions on transfer was $320,403. As of that date, the total intrinsic value of all vested options (including those subject to restrictions on transfer) was $350,603, and the intrinsic value of unvested options was $14,683.

        During the year ended December 31, 2007, the cash received and the actual tax benefit recognized for options exercised were $52,417 and $42,308, respectively. During the year ended December 31, 2007, the excess tax benefit classified as a financing cash flow was $36,528. During the year ended December 31, 2006, the cash received and the actual tax benefit recognized for options exercised were $41,886 and $28,529, respectively. During the year ended December 31, 2006, the excess tax benefit classified as a financing cash flow was $23,047.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company's Net Income for the year ended December 31, 2007 includes $9,039 of compensation expense and $3,345 of income tax benefits, related to the share-based compensation arrangements. The Company's Net Income for the year ended December 31, 2006 includes $1,654 of compensation expense and $612 of income tax benefits, related to the share-based compensation arrangements. As of December 31, 2007, there was $55,315 of deferred compensation expense related to stock options which will be recognized over a weighted average period of approximately four years (assuming no forfeitures).

        The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2005, 2006 and 2007 was $20.95, $28.66 and $26.88 per option, respectively, based on the assumptions stated below.

	Year Ended December 31,
	2005	2006	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	19.9%	22.6%	23.8%
Risk-free interest rate(2)	4.4%	4.9%	3.1%
Expected life of options (in years)(3)	5.0	4.4	3.8
Forfeiture rate(3)	0.0%	5.0%	5.0%

(1)
Based on the historical and implied volatility of the Company's common stock.

(2)
Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)
Based on historical data and expected exercise behavior.

        The Company periodically issues Affiliate equity interests to certain Affiliate employees. The estimated fair value of equity granted in these awards, net of estimated forfeitures, is recorded as compensation expense over the service period as equity-based compensation.

20.   Call Spread Option Agreements

        In 2006, the Company entered into a series of contracts that provided the option, but not the obligation, to repurchase up to 917,000 shares of its common stock at a weighted average price of $99.59 per share at specified times. Upon exercise, the Company could elect to receive the intrinsic value of a contract in cash or common stock. During 2007, the Company exercised 917,000 options with a total intrinsic value of $21,149. The Company elected to receive approximately 116,000 shares of common stock and used the remaining proceeds ($6,800) to enter into another series of contracts that provide the option, but not the obligation, to repurchase up to 800,000 shares of its common stock at a weighted average price of $120.89 per share. These options may be exercised or will expire during the first quarter of 2008.

21.   Earnings Per Share

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other dollar amounts in these Notes, the amounts in the numerator reconciliation are not presented in thousands.

	Year Ended December 31,
	2005	2006	2007
Numerator:
Net Income	$119,069,000	$151,277,000	$181,961,000
Interest expense on contingently convertible securities, net of taxes	6,693,000	17,618,000	23,787,000

Net income, as adjusted	$125,762,000	$168,895,000	$205,748,000

	Year Ended December 31,
	2005	2006	2007
Denominator:
Average shares outstanding—basic	33,667,542	31,289,005	29,464,764
Effect of dilutive instruments:
Stock options	2,244,874	2,542,878	2,117,478
Forward equity agreement	88,654	—	—
Senior convertible securities	8,688,585	9,238,255	9,276,218
Mandatory convertible securities	—	599,853	1,540,226
Junior convertible trust preferred securities	—	1,489,011	2,523,098

Average shares outstanding—diluted	44,689,655	45,159,002	44,921,784

        The calculation of diluted earnings per share for 2005, 2006 and 2007 excludes the potential exercise of options to purchase approximately 0.1, 0.9 and 2.3 million common shares, respectively, because their effect would be anti-dilutive. In addition, the calculation of diluted earnings per share excludes the effect of the outstanding call spread option agreements for all periods presented because their effect would be anti-dilutive.

        As more fully discussed in Notes 9, 10, and 11, the Company had convertible securities outstanding during the years ended December 31, 2005, 2006 and 2007. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the securities are then contractually convertible into the Company's common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

        For the years ended December 31, 2005, 2006 and 2007, the Company repurchased approximately 1.2, 5.5 and 3.6 million shares of common stock, respectively, under various stock repurchase programs. The Company has repurchased an additional 100,000 shares, from January 1 through February 26, 2008.

22.   Financial Instruments and Risk Management

        The Company is exposed to market risks brought on by changes in interest and currency exchange rates. The Company has not entered into foreign currency transactions or derivative financial instruments to reduce risks associated with changes in currency exchange rates. The Company uses derivative financial instruments to reduce risks associated with changes in interest rates.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Interest Rate Risk Management

        From time to time, the Company enters into derivative financial instruments to reduce exposure to interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are intended to enable the Company to achieve a level of variable-rate or fixed-rate debt that is acceptable to management and to limit interest rate exposure. The Company agrees with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

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

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible securities, the floating rate senior convertible securities, the 2004 mandatory convertible debt, and the junior convertible trust preferred securities at December 31, 2007 was $171,076, $866,625, $479,625 and $746,790, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.   Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2006 and 2007.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$278,042	$283,108	$280,440	$328,763
Operating income	103,706	104,474	102,059	143,674
Income before income taxes	55,937	51,632	52,613	77,705
Net Income	35,240	33,936	33,146	48,955
Earnings per share—diluted	$0.81	$0.86	$0.87	$1.21

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$309,837	$331,464	$345,605	$382,960
Operating income	112,302	123,944	127,620	167,749
Income before income taxes	58,130	66,487	67,596	96,614
Net Income	36,622	41,887	42,585	60,867
Earnings per share—diluted	$0.93	$1.04	$1.07	$1.53

        In each of the quarters in 2007, the Company experienced an increase in revenue (and consequently operating income, income before income taxes, Net Income and Earnings per share) from the same period in 2006, primarily as a result of the growth in assets under management resulting from positive investment performance and cash flows and, to a lesser extent, from the Company's investments in new Affiliates in 2006 and 2007. In addition, the Company earns the majority of its performance fees in the fourth quarter of each year, resulting in higher revenue and Net Income when compared to earlier quarters.

24.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2006 and 2007, the total receivable (reported in "Other assets") was $18,365 and $35,510, respectively. The total payable as of December 31, 2006 was $42,364, of which $41,086 is included in current liabilities. The total payable as of December 31, 2007 was $70,915, of which $69,952 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

25.   Summarized Financial Information of Equity Method Affiliates

        The following table presents summarized financial information for Affiliates accounted for under the equity method.

	2005	2006	2007
Revenue(1)(2)	$1,031,024	$1,476,488	$747,240
Net Income	276,470	485,959	214,876

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2007
Current assets(2)	$7,386,894	$9,306,440
Noncurrent assets	159,699	147,511
Current liabilities	1,731,477	2,368,160
Noncurrent Liabilities and Minority Interest(2)	5,170,993	6,679,065

(1)
Revenue includes advisory fees for asset management services, investment income and gains and losses on investments from consolidated investment partnerships.

(2)
In the 2007 investments in BlueMountain and ValueAct, the Company acquired a share of revenue but no portion of the assets held by investors that are unrelated to the Company (which include consolidated investment partnerships).

        The Company's share of undistributed earnings from equity method investments totaled $32,154 as of December 31, 2007. This footnote has been amended for changes to the historical financial statements of an equity method Affiliate. Such changes had no impact on the Company's financial position or results of operations.

26.   Segment Information

        Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

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

        Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company's reported revenue but instead is included (net of operating expenses, including amortization) in "Income from equity method investments", and reported in the distribution channel in which the Affiliate operates. Income tax attributable to the profits of the Company's equity method Affiliates is reported within the Company's consolidated income tax provision.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

	2005
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$400,859	$385,681	$129,952	$916,492
Operating expenses:
Depreciation and other amortization	4,185	17,863	9,854	31,902
Other operating expenses	235,795	231,779	81,961	549,535

	239,980	249,642	91,815	581,437

Operating income	160,879	136,039	38,137	335,055
Non-operating (income) and expenses:
Investment and other income	(4,379)	(3,797)	(695)	(8,871)
Income from equity method investments	(516)	(25,719)	(735)	(26,970)
Investment income from Affiliate investments in partnerships	—	—	(445)	(445)
Interest expense	15,657	17,264	4,505	37,426

	10,762	(12,252)	2,630	1,140

Income before minority interest and income taxes	150,117	148,291	35,507	333,915
Minority interest	(59,658)	(66,616)	(17,989)	(144,263)

Income before income taxes	90,459	81,675	17,518	189,652
Income taxes	33,674	30,386	6,523	70,583

Net Income	$56,785	$51,289	$10,995	$119,069

Total assets	$873,386	$1,106,187	$342,063	$2,321,636

Goodwill	$437,309	$445,609	$210,331	$1,093,249

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$501,739	$514,761	$153,853	$1,170,353
Operating expenses:
Depreciation and amortization	6,734	22,511	6,896	36,141
Other operating expenses	291,571	295,733	92,995	680,299

	298,305	318,244	99,891	716,440

Operating income	203,434	196,517	53,962	453,913
Non-operating (income) and expenses:
Investment and other income	(7,088)	(6,584)	(3,271)	(16,943)
Income from equity method investments	(1,087)	(34,503)	(2,728)	(38,318)
Investment income from Affiliate investments in partnerships	—	—	(3,400)	(3,400)
Interest expense	24,360	27,606	6,834	58,800

	16,185	(13,481)	(2,565)	139

Income before minority interest and income taxes	187,249	209,998	56,527	453,774
Minority interest	(80,333)	(106,536)	(25,654)	(212,523)
Minority interest in Affiliate investments in partnerships	—	—	(3,364)	(3,364)

Income before income taxes	106,916	103,462	27,509	237,887
Income taxes	38,869	37,715	10,026	86,610

Net Income	$68,047	$65,747	$17,483	$151,277

Total assets	$898,150	$1,279,981	$487,789	$2,665,920

Goodwill	$454,561	$504,068	$218,598	$1,177,227

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$558,257	$645,613	$165,996	$1,369,866
Operating expenses:
Depreciation and amortization	10,356	23,543	8,198	42,097
Other operating expenses	317,582	381,165	97,407	796,154

	327,938	404,708	105,605	838,251

Operating income	230,319	240,905	60,391	531,615
Non-operating (income) and expenses:
Investment and other income	(7,121)	(6,587)	(3,425)	(17,133)
Income from equity method investments	(1,651)	(51,214)	(5,332)	(58,197)
Investment income from Affiliate investments in partnerships	—	(10)	(38,867)	(38,877)
Interest expense	28,317	38,772	9,830	76,919

	19,545	(19,039)	(37,794)	(37,288)

Income before minority interest and income taxes	210,774	259,944	98,185	568,903
Minority interest	(95,720)	(120,506)	(25,761)	(241,987)
Minority interest in Affiliate investments in partnerships	—	(10)	(38,079)	(38,089)

Income before income taxes	115,054	139,428	34,345	288,827
Income taxes	42,570	51,589	12,707	106,866

Net Income	$72,484	$87,839	$21,638	$181,961

Total assets	$986,308	$1,832,951	$576,446	$3,395,705

Goodwill	$474,335	$529,195	$226,857	$1,230,387

        As of December 31, 2005, equity method investments of $8,717, $282,189 and $10,570 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2006, equity method investments of $6,451, $273,170 and $13,819 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2007, equity method investments of $8,704, $755,107 and $78,679 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively.

27.   Subsequent Events

        In the first quarter of 2008, the Company called the outstanding floating rate convertible securities for redemption at their principal amount plus accrued and unpaid interest. In lieu of redemption, substantially all of the holders elected to convert their securities into shares of the Company's common stock and the $300,000 principal amount was reclassified to stockholders' equity. Pursuant to these conversions and other privately negotiated exchanges, the Company will issue approximately 7.0 million shares of common stock and all of the Company's floating rate convertible securities will be cancelled and retired.

        In the first quarter of 2008, the Company repurchased the outstanding senior notes component of its 2004 PRIDES. The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. Pursuant to the settlement of the forward equity purchase contracts and other privately negotiated exchanges, the Company has issued approximately 4.0 million shares of common stock. All of the Company's 2004 PRIDES securities have been cancelled and retired.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Balance End of Period
Income Tax Valuation Allowance Year Ending December 31,
2007	$14,126	$3,897	$18,023
2006	12,097	2,029	14,126
2005	10,337	1,760	12,097

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We review on an ongoing basis and document our disclosure controls and procedures, and our internal controls and procedures over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting."

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item will be set forth in our proxy statement for our 2008 Annual Meeting of stockholders (to be filed within 120 days after December 31, 2007) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 29, 2008	By:	/s/ SEAN M. HEALEY Sean M. Healey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. NUTT William J. Nutt	Chairman of the Board of Directors	February 29, 2008
/s/ SEAN M. HEALEY Sean M. Healey	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 29, 2008
/s/ DARRELL W. CRATE Darrell W. Crate	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 29, 2008
/s/ RICHARD E. FLOOR Richard E. Floor	Director	February 29, 2008
/s/ HAROLD J. MEYERMAN Harold J. Meyerman	Director	February 29, 2008
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	February 29, 2008
/s/ PATRICK T. RYAN Patrick T. Ryan	Director	February 29, 2008
/s/ JIDE J. ZEITLIN Jide J. Zeitlin	Director	February 29, 2008

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amendment to Amended and Restated Certificate of Incorporation(10)
3.3	Amendment to Amended and Restated Certificate of Incorporation(14)
3.4	Amended and Restated By-laws(2)
3.5	Certificate of Designations, Preferences and Rights of a Series of Stock(3)
4.1	Specimen certificate for shares of common stock of the Registrant(2)
4.2	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, dated as of May 1, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(6)
4.3	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, dated as of May 7, 2001, First Union National Bank, Trustee(6)
4.4	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement, dated as of May 7, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(6)
4.5	Indenture, dated December 21, 2001, between Affiliated Managers Group, Inc. and First Union National Bank, as Trustee(7)
4.6	First Supplemental Indenture, dated December 21, 2001, between Affiliated Managers Group, Inc. and First Union National Bank, as Trustee(7)
4.7	Floating Rate Convertible Senior Debentures due February 25, 2033 Purchase Agreement, dated as of February 19, 2003, by and between Affiliated Managers Group, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated(13)
4.8	Floating Rate Convertible Senior Debentures due February 25, 2033 Indenture, dated as of February 19, 2003, The Bank of New York, Trustee(13)
4.9	First Supplemental Indenture dated as of February 24, 2006 to the Indenture dated as of May 7, 2001 between Affiliated Managers Group, Inc. and The Bank of New York (as successor to First Union National Bank), as trustee, relating to the Company's Liquid Yield Option Notes due May 7, 2021(17)
4.10	Floating Rate Convertible Senior Debentures due February 25, 2033 Purchase Agreement, dated as of February 19, 2003, by and between Affiliated Managers Group, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated(13)
4.11	Purchase Agreement (2004 PRIDES), dated February 6, 2004, by and among Affiliated Managers Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(8)
4.12	Second Supplemental Indenture, dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Trustee(8)
4.13	Purchase Contract Agreement (2004 PRIDES), dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Purchase Contract Agent(8)
4.14	Pledge Agreement (2004 PRIDES), dated February 12, 2004, between Affiliated Managers Group, Inc. and The Bank of New York, as Collateral Agent, Custodial Agent, Purchase Contract Agent and Securities Intermediary(8)
4.15	Remarketing Agreement (2004 PRIDES), dated February 12, 2004, by and among Affiliated Managers Group, Inc., The Bank of New York, as Purchase Contract Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as Remarketing Agent and Reset Agent(8)
4.16	Registration Rights Agreement (2004 PRIDES), dated February 12, 2004, by and among Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(8)
4.17	Form of 4.125% Senior Note (2004 PRIDES) (included as part of Exhibit 4.10)
4.18	Form of Income Prides Certificate (2004 PRIDES) (included as Exhibit A to Exhibit 4.11)

4.19	Form of Growth Prides Certificate (2004 PRIDES) (included as Exhibit B to Exhibit 4.11)
4.20	Amended and Restated Declaration of Trust of AMG Capital Trust I, dated as of April 3, 2006, among Affiliated Managers Group, Inc., Christiana Bank & Trust Company, as Delaware Trustee, LaSalle Bank National Association, as Property Trustee and the Administrative Trustee named therein(15)
4.21	Indenture, dated as of April 3, 2006, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Debenture Trustee, including form of 5.10% Junior Subordinated Convertible Debenture due April 15, 2036(15)
4.22	Guarantee Agreement, dated as of April 3, 2006, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Guarantee Trustee(15)
4.23	Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, among Affiliated Managers Group, Inc., LaSalle National Trust Delaware, as Delaware Trustee, LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of the Trust(16)
4.24	Indenture, dated as of October 17, 2007, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Debenture Trustee(16)
4.25	Guarantee Agreement, dated as of October 17, 2007, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, Guarantee Trustee(16)
4.26	Confirmation of Forward Stock Purchase Contract, dated October 12, 2007, between the Affiliated Managers Group, Inc. and Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent thereunder(16)
10.1	Second Amended and Restated Credit Agreement, dated as of February 8, 2007, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the several lenders from time to time parties thereto(18)
10.2	Third Amended and Restated Credit Agreement, dated as of November 27, 2007, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the several lenders from time to time parties thereto(19)
10.3†	Affiliated Managers Group, Inc. Defined Contribution Plan(4)
10.4†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan(5)
10.5†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(9)
10.6†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(9)
10.7†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(14)
10.8†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(10)
10.9†	Affiliated Managers Group, Inc. Executive Retention Plan(11)
10.10†	Affiliated Managers Group, Inc. Deferred Compensation Plan(20)
21.1	Schedule of Subsidiaries(1)
23.1	Consent of PricewaterhouseCoopers LLP(1)
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

†
Indicates a management contract or compensatory plan

(1)
Filed herewith

(2)
Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(3)
Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(4)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (001-13459/99582797)

(5)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 19, 2000 (001-13459/604839)

(6)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2001 (001-13459/1636134)

(7)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 31, 2001 (001-13459/1826505)

(8)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 23, 2004

(9)
Incorporated by reference to the Company's Quarterly Report or Form 10-Q filed May 10, 2004

(10)
Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-129748) filed November 16, 2005

(11)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed October 9, 2005

(12)
Incorporated by reference to the Company's Current Report on Form 8-K filed January 25, 2006

(13)
Incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 2003

(14)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 28, 2006

(15)
Incorporated by reference to the Company's Current Report on Form 8-K filed April 7, 2006

(16)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2007

(17)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 28, 2006

(18)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 9, 2007

(19)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 3, 2007

(20)
Incorporated by reference to the Company's Current Report on Form 8-K filed July 7, 2006