Form 10-Q
period 2008-03-31
AFFILIATED MANAGERS GROUP INC
filed 2008-05-07
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 40,935,968 shares of the registrant's common stock outstanding on May 2, 2008.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2008
Revenue	$309,837	$335,034
Operating expenses:
Compensation and related expenses	138,932	151,080
Selling, general and administrative	45,506	52,006
Amortization of intangible assets	7,943	8,350
Depreciation and other amortization	2,365	2,774
Other operating expenses	2,789	5,413

	197,535	219,623

Operating income	112,302	115,411

Non-operating (income) and expenses:
Investment and other (income) loss	(4,622)	1,939
Income from equity method investments	(7,971)	(13,988)
Investment (income) loss from Affiliate investments in partnerships	(2,642)	14,334
Interest expense	18,387	21,313

	3,152	23,598

Income before minority interest and income taxes	109,150	91,813
Minority interest	(48,473)	(53,174)
Minority interest in Affiliate investments in partnerships	(2,547)	13,389

Income before income taxes	58,130	52,028
Income taxes—current	13,012	13,366
Income taxes—intangible-related deferred	7,032	9,021
Income taxes—other deferred	1,464	(3,137)

Net Income	$36,622	$32,778

Earnings per share—basic	$1.23	$0.95
Earnings per share—diluted(1)	$0.93	$0.90
Average shares outstanding—basic	29,698,622	34,470,123
Average shares outstanding—diluted(1)	44,600,908	45,321,649
Supplemental disclosure of total comprehensive income:
Net Income	$36,622	$32,778
Other comprehensive income (loss)	3,167	(11,908)

Total comprehensive income	$39,789	$20,870

(1)
See Note 7 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2007	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$222,954	$162,228
Investment advisory fees receivable	237,636	209,242
Affiliate investments in partnerships	134,657	129,545
Affiliate investments in marketable securities	21,237	25,238
Prepaid expenses and other current assets	33,273	20,926

Total current assets	649,757	547,179
Fixed assets, net	69,879	69,660
Equity investments in Affiliates	842,490	832,286
Acquired client relationships, net	496,602	489,245
Goodwill	1,230,387	1,236,859
Other assets	106,590	119,141

Total assets	$3,395,705	$3,294,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$246,400	$152,255
Payables to related party	69,952	56,430

Total current liabilities	316,352	208,685
Senior debt	519,500	575,500
Senior convertible securities	378,083	78,181
Mandatory convertible securities	300,000	—
Junior convertible trust preferred securities	800,000	800,000
Deferred income taxes	257,022	242,902
Other long-term liabilities	33,516	33,071

Total liabilities	2,604,473	1,938,339
Commitments and contingencies (Note 8)	—	—
Minority interest	194,633	119,854
Minority interest in Affiliate investments in partnerships	127,397	117,297
Stockholders' equity:
Common stock	390	458
Additional paid-in capital	662,454	953,004
Accumulated other comprehensive income	64,737	52,829
Retained earnings	836,426	869,204

	1,564,007	1,875,495
Less: treasury stock, at cost	(1,094,805)	(756,615)

Total stockholders' equity	469,202	1,118,880

Total liabilities and stockholders' equity	$3,395,705	$3,294,370

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2007	39,023,658	$390	$662,454	$64,737	$836,426	(10,865,199)	$(1,094,805)
Stock issued under option and other incentive plans			(2,315)			197,687	13,571
Tax benefit of option exercises			3,558
Issuance costs			(155)
Issuance of Affiliate equity interests			6,940
Settlement of mandatory convertible securities	2,605,117	26	213,941			1,183,202	85,484
Conversion of floating rate senior convertible securities	4,166,595	42	50,290			2,839,779	249,637
Tax benefit related to conversion of floating rate senior convertible securities			18,291
Repurchase of common shares						(100,000)	(10,502)
Net Income					32,778
Other comprehensive income				(11,908)

March 31, 2008	45,795,370	$458	$953,004	$52,829	$869,204	(6,744,531)	$(756,615)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flow used in operating activities:
Net Income	$36,622	$32,778
Adjustments to reconcile Net Income to net cash flow used in operating activities:
Amortization of intangible assets	7,943	8,350
Amortization of issuance costs	758	773
Depreciation and other amortization	2,365	2,774
Deferred income tax provision	8,496	5,884
Accretion of interest	708	449
Income from equity method investments, net of amortization	(7,971)	(13,988)
Distributions received from equity method investments	20,513	32,905
Tax benefit from exercise of stock options	3,539	673
Stock option expense	2,644	3,783
Other adjustments	1,153	2,676
Changes in assets and liabilities:
Decrease in investment advisory fees receivable	23,466	28,050
(Increase) decrease in Affiliate investments in partnerships	2,173	(6,584)
Decrease in prepaids and other current assets	791	19,152
(Increase) decrease in other assets	(12,144)	1,754
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(109,874)	(109,396)
Decrease in minority interest	(28,521)	(72,794)

Cash flow used in operating activities	(47,339)	(62,761)

Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(25,855)	(43,347)
Purchase of fixed assets	(4,086)	(2,548)
Purchase of investment securities	(12,500)	(14,443)
Sale of investment securities	4,629	5,550

Cash flow used in investing activities	(37,812)	(54,788)

Cash flow from financing activities:
Borrowings of senior bank debt	136,000	177,000
Repayments of senior bank debt	(73,000)	(121,000)
Issuance of common stock	35,625	213,777
Settlement of convertible securities	—	(208,730)
Repurchase of common stock	(109,003)	(10,502)
Issuance costs	(1,556)	(939)
Excess tax benefit from exercise of stock options	22,340	2,886
Notes payable and other liabilities	(1,009)	878
Subscriptons (redemptions) of Minority interest—Affiliate investments in partnerships	(2,173)	3,652

Cash flow from financing activities	7,224	57,022

Effect of foreign exchange rate changes on cash and cash equivalents	282	(199)
Net decrease in cash and cash equivalents	(77,645)	(60,726)
Cash and cash equivalents at beginning of period	201,729	222,954

Cash and cash equivalents at end of period	$124,084	$162,228

Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	$—	$299,970
Stock issued in settlement of mandatory convertible securities	—	93,750
Notes received for Affilate equity sales	16,431	10,455
Payables recorded for Affiliate equity purchases	7,505	2,368
Stock issued for conversion of zero coupon senior convertible notes	4,658	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("Company" or "AMG") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 includes additional information about AMG, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Senior Debt

        On November 27, 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). The Facility allows the Company to borrow up to $945,000, comprised of a $750,000 revolving credit facility (the "Revolver") and a $195,000 term loan (the "Term Loan"). The Company pays interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $250,000.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had outstanding borrowings under the Facility of $519,500 and $575,500 at December 31, 2007 and March 31, 2008, respectively.

3. Senior Convertible Securities

        The components of senior convertible securities are as follows:

	December 31, 2007	March 31, 2008
Zero coupon senior convertible notes	$78,083	$78,181
Floating rate senior convertible securities	300,000	—

	$378,083	$78,181

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of March 31, 2008, $83,452 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $53.75) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In the first quarter of 2008, the Company called its floating rate senior convertible securities due 2033 ("floating rate convertible securities") for redemption at their principal amount plus accrued and unpaid interest. In lieu of redemption, substantially all of the holders elected to convert their securities. The Company issued approximately 7.0 million shares of common stock to settle these conversions and other privately negotiated exchanges. All of the Company's floating rate convertible securities have been cancelled and retired.

        In connection with these transactions, the Company incurred $1,075 of expenses which were reported in "Investment and other (income) loss" in the accompanying Consolidated Statements of Income. During the quarter, the Company reclassified $18,291 of accumulated deferred tax liabilities attributable to these securities to stockholders' equity.

4. Mandatory Convertible Securities

        In the first quarter of 2008, the Company repurchased the outstanding senior notes component of its mandatory convertible securities ("2004 PRIDES"). The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. Pursuant to the settlement of the forward equity purchase contracts and other privately negotiated exchanges, the Company issued approximately 3.8 million shares of common stock. All of the 2004 PRIDES have been cancelled and retired.

        In connection with these transactions, the Company incurred $825 of expenses which were reported in "Investment and other (income) loss" in the accompanying Consolidated Statements of Income. During the quarter, the Company reclassified $4,461 of accumulated deferred tax liabilities attributable to these securities to current liabilities through the income tax provision.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Junior Convertible Trust Preferred Securities

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

6. Income Taxes

        As of March 31, 2008, the Company's liability for uncertain tax positions was $22,813, including interest and related charges of $4,123. The Company does not anticipate that the total unrecognized

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax benefits will change significantly over the next twelve months. A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2007	2008
Current:
Federal	$9,060	$7,679
State	1,567	1,201
Foreign	2,385	4,486

Total Current	13,012	13,366

Deferred:
Federal	8,754	6,427
State	500	367
Foreign	(758)	(910)

Total Deferred	8,496	5,884

Provision for Income Taxes	$21,508	$19,250

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2007	March 31, 2008
Deferred assets (liabilities):
Intangible asset amortization	$(193,275)	$(202,995)
Convertible securities interest	(28,215)	(8,041)
Non-deductible intangible amortization	(26,668)	(24,912)
State net operating loss carryforwards	18,023	19,446
Deferred compensation	(8,005)	(8,026)
Fixed asset depreciation	(3,562)	(3,586)
Accrued expenses	2,196	2,257
Capital loss carryforwards	—	2,009
Deferred income	507	2,401

	(238,999)	(221,447)
Valuation allowance	(18,023)	(21,455)

Net deferred income taxes	$(257,022)	$(242,902)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In contrast, the intangible assets associated with the Company's Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. As such, at the time of its investment, the Company recorded a deferred tax liability that represents the tax effect of the future book amortization of these assets. The Company's junior convertible trust preferred securities also generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As more fully discussed in Notes 3 and 4 above, the Company retired its floating rate convertible securities and 2004 PRIDES in the first quarter of 2008. The retirement of these securities reduced the Company's deferred tax liabilities related to convertible securities interest. Deferred tax liabilities of $18,291 associated with the floating rate convertible securities were reclassified to stockholders' equity and deferred tax liabilities of $4,461 associated with the 2004 PRIDES were reversed through the income tax provision.

        At March 31, 2008, the Company had state net operating loss carryforwards that expire over a 15-year period beginning in 2008. The valuation allowances at December 31, 2007 and March 31, 2008 are principally related to the uncertainty of the realization of the loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended March 31, 2008 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

7. Earnings Per Share

        The calculation of basic earnings per share is based on the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share are similar to basic earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's common stock. The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders. Unlike all other dollar amounts in these Notes, the amounts in the numerator reconciliation are not presented in thousands.

	For the Three Months Ended March 31,
	2007	2008
Numerator:
Net Income	$36,622,000	$32,778,000
Interest expense on convertible securities, net of taxes	5,073,000	7,826,000

Net Income, as adjusted	$41,695,000	$40,604,000

Denominator:
Average shares outstanding—basic	29,698,622	34,470,123
Effect of dilutive instruments:
Stock options	2,314,707	1,717,269
Senior convertible securities	9,353,666	4,250,667
Mandatory convertible securities	1,233,913	383,590
Junior convertible trust preferred securities	2,000,000	4,500,000

Average shares outstanding—diluted	44,600,908	45,321,649

        The calculation of diluted earnings per share for the three months ended March 31, 2007 and 2008 excludes the potential exercise of options to purchase approximately 1.0 and 2.4 million common shares, respectively, because their effect would be anti-dilutive.

        As more fully discussed in Notes 3 and 5, the Company had certain convertible securities outstanding during the three months ended March 31, 2007 and 2008. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the securities are then contractually convertible into the Company's common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

        For the three months ended March 31, 2007 and 2008, the Company repurchased approximately 0.9 and 0.1 million shares of common stock, respectively, under the stock repurchase programs approved by the Company's Board of Directors.

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

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require the Company to purchase their retained equity interests at certain intervals. Certain agreements also provide the Company a conditional right to require Affiliate managers to sell their retained equity interests to the Company at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2008, the aggregate amount of these payments would have totaled approximately $1,426,800. In the event that all such transactions were closed, the Company would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of March 31, 2008, this amount would represent approximately $188,100 on an annualized basis.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in partnerships were as follows:

	For the Three Months Ended March 31,
	2007	2008
Purchase of investments	$46,531	$110,287
Sale of investments	48,705	103,703
Gross subscriptions	2,826	4,024
Gross redemptions	4,999	372

        Management fees earned by the Company on partnership assets were $283 and $341 for the three months ended March 31, 2007 and 2008, respectively.

        As of December 31, 2007 and March 31, 2008, the Company's investments in partnerships that are not controlled by its Affiliates were $19,799 and $23,151, respectively. These assets are reported within "Other assets" in the consolidated balance sheet. The income or loss related to these investments is classified within "Investment and other income" in the consolidated statement of income.

10. Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2007	March 31, 2008
Cost of Affiliate investments in marketable securities	$20,272	$26,247
Gross unrealized gains	1,866	539
Gross unrealized losses	(901)	(1,548)

11. Fair Value Measurements

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"), for all financial instruments and non-financial instruments that are measured at fair value on a quarterly basis. For all other nonfinancial assets and liabilities, FAS 157 is effective on January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

  Level 1—Quoted market prices for identical instruments in active markets;

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

  Level 3—Prices reflecting the Company's own assumptions concerning unobservable inputs to the valuation model.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a quarterly basis:

		Fair Value Measurements
	March 31, 2008
Financial Assets (Liabilities)		Level 1	Level 2	Level 3
Affiliate investments in partnerships	$129,545	$124,288	$431	$4,826
Affiliate investments in marketable securities	25,238	24,117	1,121	—
Derivatives	(4,834)	—	(4,834)	—

        Substantially all of the Company's Level 3 instruments consist of Affiliate investments in partnerships. Changes in the fair value of these investments are presented as "Investment (income) loss from Affiliate investments in partnerships" in the consolidated statements of income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as "Minority interest in Affiliate investments in partnerships." The following table presents the changes in Level 3 assets or liabilities for the three months ended March 31, 2008:

Balance, January 1, 2008	$4,731
Realized and unrealized gains (losses) included in net income	—
Realized and unrealized gains (losses) included in other comprehensive income	—
Purchases, issuances and settlements	95
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$4,826

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at March 31, 2008	$—

12. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2007 and March 31, 2008, the total receivable (reported in "Other assets") was $35,510 and $42,192, respectively. The total payable as of December 31, 2007 was $70,915, of which $69,952 is included in current liabilities. The total payable as of March 31, 2008 was $58,966, of which $56,430 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock Option and Incentive Plans

        The following table summarizes the transactions of the Company's stock option and incentive plans for the three months ended March 31, 2008:

	Stock Options	Weighted Average Exercise Price	Weigted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2008	7,180,786	$66.59	5.0
Options granted	—	—
Options exercised	(197,207)	39.20
Options forfeited	—	—

Unexercised options outstanding—March 31, 2008	6,983,579	67.36	4.8

Exercisable at March 31, 2008	4,796,502	47.52	4.1
Exercisable and free from restrictions on transfer at March 31, 2008	4,258,900	45.74	3.7

        The Company's Net Income for the three months ended March 31, 2008 includes $3,783 of compensation expense, and $1,400 of income tax benefits, related to the Company's equity-based compensation arrangements. As of March 31, 2008, there was $51,582 of deferred compensation expense related to stock options, which is expected to be recognized over a weighted average period of approximately four years (assuming no forfeitures).

14. Derivatives

        In 2006, the Company entered into a series of contracts that provided the option, but not the obligation, to repurchase 0.9 million shares of its common stock. Upon exercise, the Company could elect to receive the intrinsic value of a contract in cash or common stock. During 2007, the Company exercised its options, which had an intrinsic value of $21,100. The Company elected to receive approximately 0.1 million shares of common stock and used the remaining proceeds, $6,800, to enter into a series of contracts to repurchase up to 0.8 million shares. These options expired during the first quarter of 2008.

        During the first quarter of 2008, the Company entered into a series of treasury rate lock contracts with a notional value of $250,000. Each of these contracts is designated and qualifies as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company has documented its hedging strategies and risk management objectives for these contracts. The Company assesses and documents, both at inception and on an ongoing basis, whether these hedging contracts are highly effective in offsetting changes in cash flows associated with the hedged items. These contracts are reported, at fair value, in other current assets or accrued liabilities, with changes in fair value reported in accumulated other comprehensive income. At March 31, 2008, the Company recorded the fair value of these contracts as a $4,834 accrued liability. As of May 2, 2008 the fair value of these contracts was a $2,610 current asset.

15. Segment Information

        Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), establishes disclosure requirements relating to operating segments

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended March 31, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$133,258	$136,594	$39,985	$309,837
Operating Expenses:
Depreciation and other amortization	2,658	5,550	2,100	10,308
Other operating expenses	80,303	82,470	24,454	187,227

	82,961	88,020	26,554	197,535

Operating Income	50,297	48,574	13,431	112,302

Non-operating (income) and expenses:
Investment and other (income) loss	(2,359)	(1,401)	(862)	(4,622)
Income from equity method investments	(321)	(6,959)	(691)	(7,971)
Investment (income) loss from Affiliate investments in partnerships	—	—	(2,642)	(2,642)
Interest expense	7,350	8,598	2,439	18,387

	4,670	238	(1,756)	3,152

Income before minority interest and income taxes	45,627	48,336	15,187	109,150
Minority interest	(18,372)	(24,276)	(5,825)	(48,473)
Minority interest in Affiliate investments in partnerships	—	—	(2,547)	(2,547)

Income before income taxes	27,255	24,060	6,815	58,130
Income taxes	10,084	8,903	2,521	21,508

Net Income	$17,171	$15,157	$4,294	$36,622

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$134,863	$160,078	$40,093	$335,034
Operating Expenses:
Depreciation and other amortization	2,883	6,276	1,965	11,124
Other operating expenses	84,216	100,041	24,242	208,499

	87,099	106,317	26,207	219,623

Operating Income	47,764	53,761	13,886	115,411

Non-operating (income) and expenses:
Investment and other (income) loss	1,856	454	(371)	1,939
Income from equity method investments	(434)	(12,178)	(1,376)	(13,988)
Investment (income) loss from Affiliate investments in partnerships	(5)	290	14,049	14,334
Interest expense	7,512	11,405	2,396	21,313

	8,929	(29)	14,698	23,598

Income before minority interest and income taxes	38,835	53,790	(812)	91,813
Minority interest	(17,902)	(28,292)	(6,980)	(53,174)
Minority interest in Affiliate investments in partnerships	59	302	13,028	13,389

Income before income taxes	20,992	25,800	5,236	52,028
Income taxes	7,767	9,545	1,938	19,250

Net Income	$13,225	$16,255	$3,298	$32,778

Balance Sheet Information
Total assets as of December 31, 2007	$986,308	$1,832,951	$576,446	$3,395,705

Total assets as of March 31, 2008	$963,046	$1,768,813	$562,511	$3,294,370

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Goodwill and Acquired Client Relationships

        During the three months ended March 31, 2008, the Company acquired interests from, made additional purchase payments and transferred interests to Affiliate management partners. Most of the goodwill acquired during the three months ended March 31, 2008 is deductible for tax purposes.

        The following table presents the change in goodwill during the three months ended March 31, 2008:

	Mutual Funds	Institutional	High Net Worth	Total
Balance, as of December 31, 2007	$474,335	$529,195	$226,857	$1,230,387
Goodwill acquired, net	5,580	6,760	1,120	13,460
Foreign currency translation	(3,005)	(2,935)	(1,048)	(6,988)

Balance, as of March 31, 2008	$476,910	$533,020	$226,929	$1,236,859

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2007 and March 31, 2008:

	December 31, 2007		March 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$401,303	$168,139	$401,571	$176,489
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	263,438	—	264,163	—
Goodwill	1,230,387		1,236,859

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2008, these relationships were being amortized over a weighted average life of approximately 11 years. The Company estimates that its consolidated annual amortization expense will be approximately $33,500 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of March 31, 2008, these relationships were being amortized over approximately 13 years. Amortization expense for these relationships was $2,307 and $4,950 for the three months ended March 31, 2007 and 2008, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $20,000 for the next five years.

        In connection with certain investments in Affiliates, the Company is contingently liable, upon achievement of specified financial targets, to make additional purchase payments. During the three months ended March 31, 2008, the Company made payments of $10,500 when certain of these targets were achieved.

17. Recent Accounting Developments

        In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expanded disclosure about fair value measurements. As described in Note 11, the Company adopted this standard in the first quarter of 2008 for its financial assets and liabilities that are measured at fair value on a quarterly basis. For all other nonfinancial assets and liabilities, FAS 157 is effective in the first quarter of 2009, and the Company is currently evaluating the impact such adoption may have on its consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company adopted FAS 159 in the first quarter of 2008; as the Company did not apply the fair value option to any of its outstanding instruments, FAS 159 did not have an impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R will change the accounting for business combinations by requiring acquirors to measure identifiable assets and liabilities at their full fair values on the acquisition date. FAS 141R will also change the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. FAS 141R will be applied prospectively to acquisitions completed after December 31, 2008. The Company will adopt FAS 141R in the first quarter of 2009 and is currently evaluating the impact that this standard may have on its financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests, and transactions between controlling interest and minority interest holders, will be accounted for within stockholders' equity. The Company will adopt FAS 160 in the first quarter of 2009 and is currently evaluating the impact that this standard may have on its financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires enhanced disclosures regarding the impact of derivatives on the Company's financial position, financial performance, and cash flows. The Company will adopt FAS 161 in the first quarter of 2009 and is currently evaluating the impact that this standard may have on the consolidated financial statements.

        In March 2008, the FASB affirmed the consensus of FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"), which applies to all convertible debt instruments that may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers to separately account for the liability and equity components of convertible debt instruments in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance required these types of convertible debt instruments to be accounted for entirely as debt. FSP APB 14-a will be effective in the first quarter of 2009, and the Company is currently evaluating the impact that this guidance may have on the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended March 31,
	2007	2008
Net Income	$36,622	$32,778
Foreign currency translation adjustment(1)	3,481	(8,711)
Change in net unrealized loss on derivative securities	(329)	(3,224)
Change in net unrealized gain on investment securities	15	27

Comprehensive income	$39,789	$20,870

    (1)
    Foreign currency translation in the three months ended March 31, 2007 and 2008 results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2007	March 31, 2008
Foreign currency translation adjustments	$64,556	$55,845
Unrealized gain (loss) on derivative securities	180	(3,044)
Unrealized gain on investment securities	1	28

Accumulated other comprehensive income	$64,737	$52,829

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

        We are an asset management company with equity investments in a diverse group of boutique investment management firms (our "Affiliates"). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we manage approximately $243.6 billion in assets as of March 31, 2008 in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Through our Affiliates we provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

  •
  Through our Affiliates, we offer more than 200 investment products across approximately 50 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative, credit arbitrage and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

  •
  The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, which are generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 100 managed accounts.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing in excess of $40 billion of assets under management, also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees vary each period and depend on investment results realized in each product, and for individual clients, we anticipate these fees will be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $58.9 billion as of March 31, 2008) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates. Our recent investments in ValueAct and BlueMountain are both accounted for under the equity method of accounting.

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

Assets under Management

Statement of Changes-Quarter to Date

(dollars in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2007	$62.2	$180.4	$32.2	$274.8
Net client cash flows	(1.2)	(7.1)	(0.1)	(8.4)
Investment performance	(5.5)	(11.7)	(2.0)	(19.2)
Other(1)	0.1	(2.1)	(1.6)	(3.6)

March 31, 2008	$55.6	$159.5	$28.5	$243.6

(1)
Reflects our agreement to transfer our interests in certain Affiliates, and the reclassification of approximately $0.1 billion of assets under management from the High Net Worth distribution channel to each of the Mutual Fund and Institutional distributions, respectively. The financial effect of these items is not material to our ongoing results.

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

	For the Three Months Ended March 31,
			% Change
(in millions, except as noted)	2007	2008
Average assets under management (in billions)(1)
Mutual Fund	$59.6	$57.3	(4)%
Institutional	157.1	170.0	8%
High Net Worth	28.5	30.3	6%

Total	$245.2	$257.6	5%

Revenue
Mutual Fund	$133.2	$134.8	1%
Institutional	136.6	160.1	17%
High Net Worth	40.0	40.1	0%

Total	$309.8	$335.0	8%

Net Income
Mutual Fund	$17.1	$13.2	(23)%
Institutional	15.2	16.3	7%
High Net Worth	4.3	3.3	(23)%

Total	$36.6	$32.8	(10)%

EBITDA(2)
Mutual Fund	$37.3	$31.4	(16)%
Institutional	40.4	47.9	19%
High Net Worth	11.4	10.1	(11)%

Total	$89.1	$89.4	0%

(1)
Assets under management attributable to any investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $48.0 billion and $61.6 billion for the three months ended March 31, 2007, and 2008, respectively.

(2)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including reconciliation to cash flow from operations, is described in greater detail in "Liquidity and Capital Resources—Supplemental Liquidity Measure." For purposes of our distribution channel operating results, expenses not incurred directly by Affiliates have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

Revenue

        Our revenue is generally determined by the level of our assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees.

        Our revenue increased $25.2 million (or 8%) in the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, while average assets under management increased 5%. This increase in average assets under management resulted principally from our 2007 investments in ValueAct and BlueMountain, which did not affect reported revenue since these investments are accounted for under the equity method of accounting. The increase in revenue was primarily the result of a higher level of performance fees in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $1.6 million (or 1%) in the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, while average assets under management decreased 4%. The increase in revenue was proportionately more than the change in average assets under management as a result of performance fees earned in the quarter ended March 31, 2008.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $23.5 million (or 17%) in the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, while average assets under management increased 8%. This increase in average assets under management resulted principally from our 2007 investments in ValueAct and BlueMountain, which did not affect reported revenue since these investments are accounted for under the equity method of accounting. The increase in revenue was primarily the result of a higher level of performance fees in the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel was unchanged in the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, while average assets under management increased 6%. This increase in average assets under management resulted principally from our 2007 investments in ValueAct and BlueMountain, which did not affect reported revenue since these investments are accounted for under the equity method of accounting.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2007	2008
Compensation and related expenses	$138.9	$151.1	9%
Selling, general and administrative	45.5	52.0	14%
Amortization of intangible assets	7.9	8.3	5%
Depreciation and other amortization	2.4	2.8	17%
Other operating expenses	2.8	5.4	93%

Total operating expenses	$197.5	$219.6	11%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocations. During the three months ended March 31, 2008, approximately $70.5 million (or 47%) of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 9% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of the relationship between revenue and operating expenses at Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. This increase was also attributable to a $1.7 million increase in share-based compensation.

        Selling, general and administrative expenses increased 14% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase was attributable to $5.6 million of administrative and other expenses attributable to performance fees and $2.0 million of professional transaction-related fees that were recognized as a result of our mutual agreement with Cooke & Bieler to not proceed with a prospective new investment. These increases were partially offset by a $2.6 million recovery of a past receivable from an Affiliate product.

        Amortization of intangible assets increased 5% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, principally from an increase in definite-lived intangible assets resulting from our investments in existing Affiliates during 2007.

        Depreciation and other amortization increased 17% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, principally attributable to spending on depreciable assets during 2007.

        Other operating expenses increased 93% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, as a result of benefits realized upon the transfer of Affiliate interests during the quarter ended March 31, 2007 that did not recur in 2008.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2007	2008
Income from equity method investments	$8.0	$14.0	75%
Investment and other income (loss)	4.6	(1.9)	(141)%
Investment income (loss) from Affiliate investments in partnerships	2.6	(14.3)	(650)%
Minority interest in Affiliate investments in partnerships	2.5	(13.4)	436%
Minority interest	48.5	53.2	10%
Interest expense	18.4	21.3	16%
Income tax expense	21.5	19.3	(10)%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 75% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 principally as a result of our investments in new Affiliates during the fourth quarter of 2007.

        Investment and other (income) loss primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments in marketable securities. Investment and other income decreased 141% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of a decrease in Affiliate investment earnings. The decrease was also attributable to $1.9 million of expenses incurred from the settlement of our 2004 mandatory convertible securities and floating rate senior convertible securities during the three months ended March 31, 2008.

        Investment (income) loss from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which we are the general partner. For the three months ended March 31, 2008 and 2007, the income (loss) from Affiliate investments in partnerships was $(14.3) million and $2.6 million, respectively, which was principally attributable to investors who are unrelated to us.

        Minority interest increased 10% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, principally as a result of the previously discussed increase in revenue.

        Interest expense increased 16% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This increase was attributable to our issuance of $500 million of junior convertible trust preferred securities in October 2007, which increased interest expense $6.4 million. This increase was partially offset by a decrease in interest expense attributable to the retirement of our floating rate convertible securities and 2004 PRIDES in February 2008, which reduced interest expense $3.2 million.

        Income taxes decreased 10% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, as a result of the decrease in income before taxes.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended March 31,
			% Change
(dollars in millions)	2007	2008
Net income	$36.6	$32.8	(10)%

        The decrease in Net Income in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, resulted from net increases in reported operating and interest expenses and a decrease in investment and other income, partially offset by the increases in revenue and income from equity method investments, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2007	2008
Net Income	$36.6	$32.8
Intangible amortization	7.9	8.3
Intangible amortization-equity method investments	2.3	5.0
Intangible-related deferred taxes	7.0	9.0
Affiliate depreciation	1.6	1.5

Cash Net Income	$55.4	$56.6

        Cash Net Income increased 2% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of increases in amortization and intangible-related deferred tax expenses, partially offset by the previously described factors affecting Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(dollars in millions)	December 31, 2007	March 31, 2008
Balance Sheet Data
Cash and cash equivalents	$223.0	$162.2
Senior debt	519.5	575.5
Zero coupon convertible notes	78.1	78.2
Floating rate convertible securities	300.0	—
Mandatory convertible securities	300.0	—
Junior convertible trust preferred securities	800.0	800.0

	For the Three Months Ended March 31,
	2007	2008
Cash Flow Data
Operating cash flow	$(47.3)	$(62.8)
Investing cash flow	(37.8)	(54.8)
Financing cash flow	7.2	57.0
EBITDA(1)	89.1	89.4

    (1)
    The definition of EBITDA is presented in Note 2 on page 26 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our junior convertible trust preferred securities and our net debt approach. At March 31, 2008, our leverage ratio was 1.2:1.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(in millions)	2007	2008
Cash flow from operations	$(47.3)	$(62.8)
Interest expense, net of non-cash items(1)	16.9	20.1
Current tax provision	13.0	13.4
Income from equity method investments, net of distributions(2)	(10.2)	(14.0)
Changes in assets and liabilities and other adjustments(3)	116.7	132.7

EBITDA(4)	$89.1	$89.4

    (1)
    Non-cash items represent amortization of issuance costs and interest accretion ($1.5 million and $1.2 million for the three months ended March 31, 2007 and 2008, respectively).

    (2)
    Distributions from equity method investments were $20.5 million and $32.9 million for the three months ended March 31, 2007 and 2008, respectively.

    (3)
    Other adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income to net cash flow from operating activities.

    (4)
    The definition of EBITDA is presented in Note 2 on Page 26.

        We meet our cash requirements through cash generated by operating and financing activities. Our principal uses of cash in the three months ended March 31, 2008 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At March 31, 2008, our Affiliates had invested approximately $68 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

Senior Revolving Credit Facility

        On November 27, 2007, we entered into an amended and restated senior credit facility (the "Facility"). The Facility allows us to borrow up to $945 million, comprised of a $750 million revolving credit facility (the "Revolver") and a $195 million term loan (the "Term Loan"). We pay interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Facility by up to an additional $250 million.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us. We had outstanding borrowings under the Facility of $519.5 million and $575.5 million at December 31, 2007 and March 31, 2008, respectively.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of March 31, 2008, $83.5 million principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.75) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we will pay interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In the first quarter of 2008, we called our floating rate senior convertible securities due 2033 ("floating rate convertible securities") for redemption at their principal amount plus accrued and unpaid interest. In lieu of redemption, substantially all of the holders elected to convert their securities. We issued approximately 7.0 million shares of common stock to settle these conversions and other privately negotiated exchanges. All of our floating rate convertible securities have been cancelled and retired.

        In connection with these transactions, we incurred $1.1 million of expenses which were reported in "Investment and other (income) loss" in the accompanying Consolidated Statements of Income. During the quarter, we reclassified $18.3 million of accumulated deferred tax liabilities attributable to these securities to stockholders' equity.

2004 Mandatory Convertible Securities

        In the first quarter of 2008, we repurchased the outstanding senior notes component of our mandatory convertible securities ("2004 PRIDES"). The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. Pursuant to the settlement of the forward equity purchase contracts and other privately negotiated exchanges, we issued approximately 3.8 million shares of common stock. All of the 2004 PRIDES have been cancelled and retired.

        In connection with these transactions, we incurred $0.8 million of expenses which were reported in "Investment and other (income) loss" in the accompanying Consolidated Statements of Income. During the quarter, we reclassified $4.5 million of accumulated deferred tax liabilities attributable to these securities to current liabilities through the income tax provision.

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

Derivatives

        In 2006, we entered into a series of contracts that provided the option, but not the obligation, to repurchase 0.9 million shares of our common stock. Upon exercise, we could elect to receive the intrinsic value of a contract in cash or common stock. During 2007, we exercised our options, which had an intrinsic value of $21.1 million. We elected to receive approximately 0.1 million shares of common stock and used the remaining proceeds, $6.8 million, to enter into a series of contracts to repurchase up to 0.8 million shares. These options expired during the first quarter of 2008.

        During the first quarter of 2008, we entered into a series of treasury rate lock contracts with a notional value of $250 million. Each of these contracts is designated and qualifies as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). We have documented the hedging strategies and risk management objectives for these contracts. We assess and document, both at inception and on an ongoing basis, whether these hedging contracts are highly effective in offsetting changes in cash flows associated with the hedged items. These contracts are reported, at fair value, in other current assets or accrued liabilities, with changes in fair value reported in accumulated other comprehensive income. At March 31, 2008, we recorded the fair value of these contracts as a $4.8 million accrued liability. As of May 2, 2008 the fair value of these contracts was a $2.6 million current asset.

Purchases of Affiliate Equity

        Many of our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions at the time the right is exercised, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of March 31, 2008, the aggregate amount of these payments would have totaled approximately $1,426.8 million. In the event that all such transactions were consummated, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of March 31, 2008, this amount would represent approximately $188.1 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

        Cash flow from operating activities generally represents net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital. The decrease for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, resulted principally from increased settlements of minority interest liabilities from the fourth quarter of $44.3 million, partially offset by an increase in distributions received from equity method investments of $12.4 million.

Investing Cash Flow

        The net cash flow used in investing activities increased $17.0 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This was primarily the result of an increase of $17.5 million related to investments in Affiliates, partially offset by a decrease of $1.5 million in the purchase of fixed assets.

        We may make payments in connection with our future investments. We are also contingently liable, upon achievement of specified financial targets, to make additional purchase payments. During the first quarter of 2008, we made payments of $10.5 million because certain of the specified financial targets were achieved. In addition, during the second quarter of 2008, we made payments of $50 million related to these arrangements.

Financing Cash Flow

        Net cash flows from financing activities increased $49.8 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This was primarily as a result of a decrease of $98.5 million related to repurchases of our common stock, partially offset by a decrease of $19.5 million in excess tax benefits from the exercise of stock options.

        During the first quarter of 2008, the outstanding floating rate convertible securities were converted and approximately 7.0 million shares of common stock were issued. Additionally, we repurchased the outstanding senior notes component of our 2004 PRIDES. The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. The settlement of the forward equity purchase contracts resulted in the issuance of approximately 3.8 million shares of common stock.

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2008:

		Payments Due
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
(dollars in millions)
Senior debt	$575.5	$15.0	$60.0	$500.5	$—
Senior convertible securities	78.4	0.2	—	—	78.2
Junior convertible trust preferred securities(1)	1,989.9	30.8	82.1	82.1	1,794.9
Purchase of Affiliate equity(2)	1,426.8	82.0	643.1	246.7	455.0
Leases	106.8	15.7	37.6	26.0	27.5
Other Liabilities(3)	59.5	55.4	3.8	0.3	—

Total	$4,236.9	$199.1	$826.6	$855.6	$2,355.6

(1)
As more fully discussed on page 30, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of March 31, 2008, the aggregate purchase amount would have totaled approximately $1,426.8 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $188.1 million on an annualized basis as of March 31, 2008.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 12 to the Consolidated Financial Statements). This table does not include liabilities for uncertain tax positions ($22.8 million as of March 31, 2008) as we cannot predict when such liabilities will be paid.

Recent Accounting Developments

        In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. As described in Note 11 to the Consolidated Financial Statements, we adopted this standard in the first quarter of 2008 for our financial assets and liabilities that are measured at fair value on a quarterly basis. For all other nonfinancial assets and liabilities, FAS 157 is effective in the first quarter of 2009, and we are currently evaluating the impact such adoption may have on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. We adopted FAS 159 in the first quarter of 2008; as we did not apply the fair value option to any of our outstanding instruments, FAS 159 did not have an impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R will change the accounting for business combinations by requiring acquirors to measure identifiable assets and liabilities at their full fair values on the acquisition date. FAS 141R will also change the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. FAS 141R will be applied prospectively to acquisitions completed after December 31, 2008. We will adopt FAS 141R in the first quarter of 2009 and are currently evaluating the impact that this standard may have on our financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests, and transactions between controlling interest and minority interest holders, will be accounted for within stockholders' equity. We will adopt FAS 160 in the first quarter of 2009 and are currently evaluating the impact that this standard may have on our financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires enhanced disclosures regarding the impact of derivatives on our financial position, financial performance, and cash flows. We will adopt FAS 161 in the first quarter of 2009 and are currently evaluating the impact that this standard may have on our consolidated financial statements.

        In March 2008, the FASB affirmed the consensus of FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"), which applies to all convertible debt instruments that may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers to separately account for the liability and equity components of convertible debt instruments in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance required these types of convertible debt instruments to be accounted for entirely as debt. FSP APB 14-a will be effective in the first quarter of 2009, and we are currently evaluating the impact that this guidance may have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2008. Please refer to Item 7A in our 2007 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

        There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
January 1-31, 2008	100,000	$105.02	100,000	1,780,106
February 1-29, 2008	—	$—	—	1,780,106
March 1-31, 2008	—	$—	—	1,780,106

Total	100,000	$105.02	100,000	1,780,106

(1)
As of May 2, 2008, there were 1,740,506 shares that could be purchased under our share repurchase programs.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 7, 2008
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

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX