Form 10-Q
period 2008-06-30
AFFILIATED MANAGERS GROUP INC
filed 2008-08-11
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 40,838,645 shares of the registrant's common stock outstanding on August 4, 2008.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Revenue	$331,464	$308,964	$641,301	$643,998
Operating expenses:
Compensation and related expenses	143,109	140,822	282,041	291,902
Selling, general and administrative	48,961	47,658	94,466	99,664
Amortization of intangible assets	7,922	8,551	15,865	16,901
Depreciation and other amortization	2,413	2,902	4,779	5,676
Other operating expenses	5,115	5,050	7,904	10,463

	207,520	204,983	405,055	424,606

Operating income	123,944	103,981	236,246	219,392

Non-operating (income) and expenses:
Investment and other (income) loss	(6,499)	(426)	(11,121)	1,513
Income from equity method investments	(8,913)	(13,414)	(16,885)	(27,402)
Investment (income) loss from Affiliate investments in partnerships	(18,518)	(5,404)	(21,159)	8,930
Interest expense	18,378	16,398	36,765	37,711

	(15,552)	(2,846)	(12,400)	20,752

Income before minority interest and income taxes	139,496	106,827	248,646	198,640
Minority interest	(54,780)	(45,650)	(103,253)	(98,824)
Minority interest in Affiliate investments in partnerships	(18,229)	(5,152)	(20,775)	8,237

Income before income taxes	66,487	56,025	124,618	108,053
Income taxes—current	16,045	12,461	29,057	25,827
Income taxes—intangible-related deferred	6,850	9,040	13,882	18,061
Income taxes—other deferred	1,705	(771)	3,170	(3,908)

Net Income	$41,887	$35,295	$78,509	$68,073

Earnings per share—basic	$1.40	$0.90	$2.64	$1.85
Earnings per share—diluted(1)	$1.04	$0.89	$1.97	$1.79
Average shares outstanding—basic	29,847,093	39,300,624	29,773,269	36,885,373
Average shares outstanding—diluted(1)	45,230,844	46,871,454	44,914,122	46,097,282
Supplemental disclosure of total comprehensive income:
Net Income	$41,887	$35,295	$78,509	$68,073
Other comprehensive income (loss)	26,298	9,460	29,465	(2,448)

Total comprehensive income	$68,185	$44,755	$107,974	$65,625

(1)
See Note 8 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2007	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$222,954	$193,237
Investment advisory fees receivable	237,636	179,366
Affiliate investments in partnerships	134,657	133,688
Affiliate investments in marketable securities	21,237	24,363
Prepaid expenses and other current assets	33,273	25,472

Total current assets	649,757	556,126
Fixed assets, net	69,879	69,807
Equity investments in Affiliates	842,490	831,176
Acquired client relationships, net	496,602	499,141
Goodwill	1,230,387	1,270,419
Other assets	106,590	115,708

Total assets	$3,395,705	$3,342,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$246,400	$194,330
Payables to related party	69,952	5,921

Total current liabilities	316,352	200,251
Senior bank debt	519,500	573,000
Senior convertible securities	378,083	78,170
Mandatory convertible securities	300,000	—
Junior convertible trust preferred securities	800,000	800,000
Deferred income taxes	257,022	255,447
Other long-term liabilities	33,516	33,093

Total liabilities	2,604,473	1,939,961
Commitments and contingencies (Note 9)	—	—
Minority interest	194,633	111,584
Minority interest in Affiliate investments in partnerships	127,397	120,712
Stockholders' equity:
Common stock	390	458
Additional paid-in capital	662,454	941,841
Accumulated other comprehensive income	64,737	62,289
Retained earnings	836,426	904,499

	1,564,007	1,909,087
Less: treasury stock, at cost	(1,094,805)	(738,967)

Total stockholders' equity	469,202	1,170,120

Total liabilities and stockholders' equity	$3,395,705	$3,342,377

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2007	39,023,658	$390	$662,454	$64,737	$836,426	(10,865,199)	$(1,094,805)
Stock issued under option and other incentive plans			(20,662)			631,843	54,560
Tax benefit of option exercises			12,086
Issuance costs			(719)
Issuance of Affiliate equity interests			6,164
Settlement of mandatory convertible securities	2,605,118	26	213,939			1,183,202	85,484
Conversion of floating rate senior convertible securities	4,166,595	42	50,288			2,839,779	249,637
Tax benefit related to conversion of floating rate senior convertible securities			18,291
Conversion of zero coupon convertible notes						2,039	110
Repurchase of common shares						(348,300)	(33,953)
Net Income					68,073
Other comprehensive income				(2,448)

June 30, 2008	45,795,371	$458	$941,841	$62,289	$904,499	(6,556,636)	$(738,967)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Cash flow from operating activities:
Net Income	$41,887	$35,295	$78,509	$68,073
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	7,922	8,551	15,865	16,901
Amortization of issuance costs	778	595	1,534	1,368
Depreciation and other amortization	2,413	2,902	4,779	5,676
Deferred income tax provision	8,555	8,269	17,052	14,153
Accretion of interest	707	98	1,414	547
Income from equity method investments, net of amortization	(8,913)	(13,414)	(16,885)	(27,402)
Distributions received from equity method investments	10,199	16,542	30,712	49,447
Tax benefit from exercise of stock options	613	1,606	4,152	2,279
Stock option expense	1,918	3,617	4,562	7,400
Other adjustments	(570)	2,976	585	5,652
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(10,087)	30,874	13,378	58,924
(Increase) decrease in Affiliate investments in partnerships	8,831	(72)	11,004	(6,656)
(Increase) decrease in prepaids and other current assets	(198)	(2,135)	593	17,017
(Increase) decrease in other assets	4,210	7,357	(7,934)	9,111
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	48,633	30,861	(61,241)	(78,535)
Increase (decrease) in minority interest	1,322	(13,467)	(27,199)	(86,261)

Cash flow from operating activities	118,220	120,455	70,880	57,694

Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(33,704)	(104,243)	(59,558)	(147,590)
Purchase of fixed assets	(4,074)	(2,592)	(8,161)	(5,141)
Purchase of investment securities	(258)	(9,001)	(12,758)	(23,444)
Sale of investment securities	1	9,451	4,630	15,002

Cash flow used in investing activities	(38,035)	(106,385)	(75,847)	(161,173)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	41,000	124,000	177,000	301,000
Repayments of senior bank debt	(80,000)	(126,500)	(153,000)	(247,500)
Issuance of common stock	3,133	19,026	38,758	232,801
Settlement of convertible securities	—	—	—	(208,730)
Repurchase of common stock	—	(14,252)	(109,003)	(24,754)
Issuance costs	(200)	(1,002)	(1,756)	(1,941)
Excess tax benefit from exercise of stock options	5,866	6,921	28,206	9,807
Settlement of derivative contracts	—	8,154	—	8,154
Note payments	(72)	946	(1,081)	1,826
Subscriptions (redemptions) of Minority interest—Affiliate investments in partnerships	(8,831)	4	(11,004)	3,656

Cash flow from (used in) financing activities	(39,104)	17,297	(31,880)	74,319

Effect of foreign exchange rate changes on cash and cash equivalents	644	(358)	927	(557)
Net increase (decrease) in cash and cash equivalents	41,725	31,009	(35,920)	(29,717)
Cash and cash equivalents at beginning of period	124,084	162,228	201,729	222,954

Cash and cash equivalents at end of period	$165,809	$193,237	$165,809	$193,237

Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	$—	$—	$—	$299,970
Stock issued in settlement of mandatory convertible securities	—	—	—	93,750
Notes received for Affiliate equity sales	—	4,686	12,048	15,141
Payables recorded for Affiliate equity purchases	2,107	2,568	9,612	4,936
Stock issued for conversion of zero coupon senior convertible notes	—	110	4,658	110

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

2. Senior Bank Debt

        On November 27, 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). The Facility allows the Company to borrow up to $940,000, comprised of a $750,000 revolving credit facility (the "Revolver") and a $190,000 term loan (the "Term Loan"). The Company pays interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $250,000.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had outstanding borrowings under the Facility of $519,500 and $573,000 at December 31, 2007 and June 30, 2008, respectively.

3. Senior Convertible Securities

        The components of senior convertible securities are as follows:

	December 31, 2007	June 30, 2008
Zero coupon senior convertible notes	$78,083	$78,170
Floating rate senior convertible securities	300,000	—

	$378,083	$78,170

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of June 30, 2008, $83,335 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $53.82) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In 2006, the Company amended the zero coupon convertible notes. Under the terms of this amendment, the Company paid interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In the first quarter of 2008, the Company called its floating rate senior convertible securities due 2033 ("floating rate convertible securities") for redemption at their principal amount plus accrued and unpaid interest. In lieu of redemption, substantially all of the holders elected to convert their securities. The Company issued approximately 7.0 million shares of common stock to settle these conversions and other privately negotiated exchanges. All of the Company's floating rate convertible securities have been cancelled and retired. In connection with these transactions, the Company incurred $1,151 of expenses, which were reported in "Investment and other (income) loss" and reclassified $18,291 of deferred tax liabilities to stockholders' equity.

4. Mandatory Convertible Securities

        In the first quarter of 2008, the Company repurchased the outstanding senior notes component of its mandatory convertible securities ("2004 PRIDES"). The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. Pursuant to the settlement of the forward equity purchase contracts and other privately negotiated exchanges, the Company issued approximately 3.8 million shares of common stock. All of the 2004 PRIDES have been cancelled and retired. In connection with these transactions, the Company incurred $825 of expenses which were reported in "Investment and other (income) loss" and reclassified $4,461 of deferred tax liabilities to current liabilities through the income tax provision.

5. Junior Convertible Trust Preferred Securities

        In 2006, the Company issued $300,000 of junior subordinated convertible debentures due 2036 to a wholly-owned trust simultaneous with the issuance, by the trust, of $291,000 of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6. Forward Equity Sale Agreement

        In May 2008, the Company entered into a forward equity sale agreement under which it has the option to sell up to $200,000 of its common stock to a major securities firm, with the timing of sales at the Company's discretion. The Company can settle these forward sales at any time prior to the end of the third quarter of 2009. During the three months ended June 30, 2008, the Company agreed to sell approximately 0.9 million shares of its common stock at a weighted average price of $100.11.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Current:
Federal	$9,331	$7,781	$18,390	$15,460
State	2,705	1,241	4,273	2,442
Foreign	4,009	3,439	6,394	7,925

Total Current	16,045	12,461	29,057	25,827

Deferred:
Federal	8,810	8,681	17,565	15,108
State	539	496	1,039	863
Foreign	(794)	(908)	(1,552)	(1,818)

Total Deferred	8,555	8,269	17,052	14,153

Provision for Income Taxes	$24,600	$20,730	$46,109	$39,980

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2007	June 30, 2008
Deferred assets (liabilities):
Intangible asset amortization	$(193,275)	$(213,069)
Convertible securities interest	(28,215)	(10,168)
Non-deductible intangible amortization	(26,668)	(24,248)
State net operating loss carryforwards	18,023	20,703
Deferred compensation	(8,005)	(7,284)
Fixed asset depreciation	(3,562)	(3,610)
Accrued expenses	2,196	2,319
Capital loss carryforwards	—	2,009
Deferred income	507	613

	(238,999)	(232,735)
Valuation allowance	(18,023)	(22,712)

Net deferred income taxes	$(257,022)	$(255,447)

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

        At June 30, 2008, the Company's liability for uncertain tax positions was $23,093, including interest and related charges of $4,342. The Company does not anticipate that this liability will change significantly over the next twelve months.

        At June 30, 2008, the Company had state net operating loss carryforwards that expire over a 15-year period beginning in 2008. The valuation allowances at December 31, 2007 and June 30, 2008 are principally related to the uncertainty of the realization of the loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended June 30, 2008 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize

8. Earnings Per Share

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net Income	$41,887,000	$35,295,000	$78,509,000	$68,073,000
Interest expense on convertible securities, net of taxes	5,119,000	6,605,000	10,192,000	14,431,000

Net Income, as adjusted	$47,006,000	$41,900,000	$88,701,000	$82,504,000

Denominator:
Average shares outstanding—basic	29,847,093	39,300,624	29,773,269	36,885,373
Effect of dilutive instruments:
Stock options	2,177,859	1,615,970	2,244,117	1,667,350
Forward equity agreement	—	528		264
Senior convertible securities	9,564,662	1,454,332	9,459,164	2,852,499
Mandatory convertible securities	1,641,230	—	1,437,572	191,796
Junior convertible trust preferred securities	2,000,000	4,500,000	2,000,000	4,500,000

Average shares outstanding—diluted	45,230,844	46,871,454	44,914,122	46,097,282

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The calculation of diluted earnings per share for the three and six months ended June 30, 2008 excludes the potential exercise of options to purchase approximately 2.3 million common shares, because their effect would be anti-dilutive.

        As more fully discussed in Notes 3 and 5, the Company had certain convertible securities outstanding during the periods presented. The aggregate number of shares of common stock that could be issued in the future to settle these securities is deemed outstanding for the purposes of the calculation of diluted earnings per share. This approach, referred to as the if-converted method, requires that such shares be deemed outstanding regardless of whether the securities are then contractually convertible into the Company's common stock. For this if-converted calculation, the interest expense (net of tax) attributable to these securities is added back to Net Income, reflecting the assumption that the securities have been converted.

        For the three and six months ended June 30, 2008, the Company repurchased approximately 0.2 million and 0.3 million shares of common stock, respectively, under the stock repurchase programs approved by the Company's Board of Directors.

9. Commitments and Contingencies

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

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require the Company to purchase their retained equity interests at certain intervals. Certain agreements also provide the Company a conditional right to require Affiliate managers to sell their retained equity interests to the Company at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2008, the aggregate amount of these payments would have totaled approximately $1,365,200. In the event that all such transactions were closed, the Company would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of June 30, 2008, this amount would represent approximately $179,700 on an annualized basis.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in partnerships were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Purchase of investments	$55,059	$110,609	$101,590	$220,896
Sale of investments	63,890	110,537	112,594	214,240
Gross subscriptions	198	229	3,025	4,253
Gross redemptions	9,029	225	14,029	597

        Management fees earned by the Company on partnership assets were $602 and $698 for the six months ended June 30, 2007 and 2008, respectively.

        As of December 31, 2007 and June 30, 2008, the Company's investments in partnerships that are not controlled by its Affiliates were $19,799 and $21,393, respectively. These assets are reported within "Other assets" in the consolidated balance sheet. The income or loss related to these investments is classified within "Investment and other (income) loss" in the consolidated statement of income.

11. Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities and related gross unrealized gains and losses were as follows:

	December 31, 2007	June 30, 2008
Cost of Affiliate investments in marketable securities	$20,272	$25,673
Gross unrealized gains	1,866	309
Gross unrealized losses	(901)	(1,619)

12. Fair Value Measurements

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's financial assets that are measured at fair value on a quarterly basis:

		Fair Value Measurements
	June 30, 2008
Financial Assets		Level 1	Level 2	Level 3
Affiliate investments in partnerships	$133,688	$128,206	$656	$4,826
Affiliate investments in marketable securities	24,363	23,348	1,015	—

        Substantially all of the Company's Level 3 instruments consist of Affiliate investments in partnerships. Changes in the fair value of these investments are presented as "Investment (income) loss from Affiliate investments in partnerships" in the consolidated statements of income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as "Minority interest in Affiliate investments in partnerships." The following table presents the changes in Level 3 assets or liabilities for the six months ended June 30, 2008:

Balance, January 1, 2008	$4,731
Realized and unrealized gains (losses) included in net income	—
Realized and unrealized gains (losses) included in other comprehensive income	—
Purchases, issuances and settlements	95
Transfers in and/or out of Level 3	—

Balance, June 30, 2008	$4,826

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at June 30, 2008	$—

13. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2007 and June 30, 2008, the total receivable (reported in "Other assets") was $35,510 and $45,878, respectively. The total payable as of December 31, 2007 was $70,915, of which $69,952 is included in current liabilities. The total payable as of June 30, 2008 was $7,975, of which $5,921 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Option and Incentive Plans

        The following table summarizes the transactions of the Company's stock option and incentive plans for the six months ended June 30, 2008:

	Stock Options	Weighted Average Exercise Price	Weigted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2008	7,180,786	$66.59	5.0
Options granted	—	—
Options exercised	(631,363)	42.38
Options forfeited	(49,827)	114.58

Unexercised options outstanding—June 30, 2008	6,499,596	68.58	4.8

Exercisable at June 30, 2008	4,356,096	47.80	4.1
Exercisable and free from restrictions on transfer at June 30, 2008	3,828,494	45.97	3.7

        The Company's Net Income for the three and six months ended June 30, 2008 includes compensation expense of $3,617 and $7,400, respectively, and income tax benefits of $1,338 and $2,738, respectively, related to the Company's equity-based compensation arrangements. As of June 30, 2008, the deferred compensation expense related to stock options was $47,067, which is expected to be recognized over a weighted average period of approximately three years (assuming no forfeitures).

15. Derivatives

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

        During the first quarter of 2008, the Company entered into a series of treasury rate lock contracts with a notional value of $250,000. These contracts were settled in the second quarter of 2008, and the Company received $8,154. Each contract was designated and qualified as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company documented its hedging strategies and risk management objectives for these contracts. The Company assessed and documented, both at inception and on an ongoing basis, whether these hedging contracts were highly effective in offsetting changes in cash flows associated with the hedged items. As of June 30, 2008, the settlement amount, net of taxes, was recorded in accumulated other comprehensive income.

16. Segment Information

        Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has assessed the requirements of FAS 131 and

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended June 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$139,687	$150,979	$40,798	$331,464
Operating expenses:
Depreciation and other amortization	2,494	5,892	1,949	10,335
Other operating expenses	85,453	87,745	23,987	197,185

	87,947	93,637	25,936	207,520

Operating income	51,740	57,342	14,862	123,944

Non-operating (income) and expenses:
Investment and other income	(3,463)	(1,866)	(1,170)	(6,499)
Income from equity method investments	(313)	(7,942)	(658)	(8,913)
Investment income from Affiliate investments in partnerships	—	(107)	(18,411)	(18,518)
Interest expense	7,092	8,854	2,432	18,378

	3,316	(1,061)	(17,807)	(15,552)

Income before minority interest and income taxes	48,424	58,403	32,669	139,496
Minority interest	(20,626)	(28,074)	(6,080)	(54,780)
Minority interest in Affiliate investments in partnerships	—	(107)	(18,122)	(18,229)

Income before income taxes	27,798	30,222	8,467	66,487
Income taxes	10,285	11,182	3,133	24,600

Net Income	$17,513	$19,040	$5,334	$41,887

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$125,980	$147,409	$35,575	$308,964
Operating expenses:
Depreciation and other amortization	2,739	6,802	1,912	11,453
Other operating expenses	78,097	93,329	22,104	193,530

	80,836	100,131	24,016	204,983

Operating income	45,144	47,278	11,559	103,981

Non-operating (income) and expenses:
Investment and other (income) loss	513	(421)	(518)	(426)
Income from equity method investments	(417)	(11,717)	(1,280)	(13,414)
Investment (income) loss from Affiliate investments in partnerships	—	80	(5,484)	(5,404)
Interest expense	5,617	8,761	2,020	16,398

	5,713	(3,297)	(5,262)	(2,846)

Income before minority interest and income taxes	39,431	50,575	16,821	106,827
Minority interest	(17,601)	(22,836)	(5,213)	(45,650)
Minority interest in Affiliate investments in partnerships	19	44	(5,215)	(5,152)

Income before income taxes	21,849	27,783	6,393	56,025
Income taxes	8,084	10,280	2,366	20,730

Net Income	$13,765	$17,503	$4,027	$35,295

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$272,945	$287,573	$80,783	$641,301
Operating expenses:
Depreciation and other amortization	5,152	11,442	4,050	20,644
Other operating expenses	165,756	170,215	48,440	384,411

	170,908	181,657	52,490	405,055

Operating income	102,037	105,916	28,293	236,246

Non-operating (income) and expenses:
Investment and other income	(5,822)	(3,267)	(2,032)	(11,121)
Income from equity method investments	(634)	(14,901)	(1,350)	(16,885)
Investment income from Affiliate investments in partnerships	—	(107)	(21,052)	(21,159)
Interest expense	14,442	17,452	4,871	36,765

	7,986	(823)	(19,563)	(12,400)

Income before minority interest and income taxes	94,051	106,739	47,856	248,646
Minority interest	(38,998)	(52,350)	(11,905)	(103,253)
Minority interest in Affiliate investments in partnerships	—	(107)	(20,668)	(20,775)

Income before income taxes	55,053	54,282	15,283	124,618
Income taxes	20,369	20,086	5,654	46,109

Net Income	$34,684	$34,196	$9,629	$78,509

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$260,843	$307,488	$75,667	$643,998
Operating expenses:
Depreciation and other amortization	5,622	13,078	3,877	22,577
Other operating expenses	162,313	193,370	46,346	402,029

	167,935	206,448	50,223	424,606

Operating income	92,908	101,040	25,444	219,392

Non-operating (income) and expenses:
Investment and other (income) loss	2,370	33	(890)	1,513
Income from equity method investments	(851)	(23,894)	(2,657)	(27,402)
Investment (income) loss from Affiliate investments in partnerships	(5)	370	8,565	8,930
Interest expense	13,128	20,166	4,417	37,711

	14,642	(3,325)	9,435	20,752

Income before minority interest and income taxes	78,266	104,365	16,009	198,640
Minority interest	(35,503)	(51,128)	(12,193)	(98,824)
Minority interest in Affiliate investments in partnerships	78	346	7,813	8,237

Income before income taxes	42,841	53,583	11,629	108,053
Income taxes	15,851	19,826	4,303	39,980

Net Income	$26,990	$33,757	$7,326	$68,073

Balance Sheet Information
Total assets as of December 31, 2007	$986,308	$1,832,951	$576,446	$3,395,705

Total assets as of June 30, 2008	$981,808	$1,795,631	$564,938	$3,342,377

17. Goodwill and Acquired Client Relationships

        During the six months ended June 30, 2008, the Company acquired interests from, made additional purchase payments to and transferred interests to Affiliate management partners. Most of the goodwill acquired during the six months ended June 30, 2008 is deductible for tax purposes.

        The following table presents the change in goodwill during the six months ended June 30, 2008:

	Mutual Funds	Institutional	High Net Worth	Total
Balance, as of December 31, 2007	$474,335	$529,195	$226,857	$1,230,387
Goodwill acquired, net	8,157	36,055	1,602	45,814
Foreign currency translation	(2,486)	(2,429)	(867)	(5,782)

Balance, as of June 30, 2008	$480,006	$562,821	$227,592	$1,270,419

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2007 and June 30, 2008:

	December 31, 2007		June 30, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$401,303	$168,139	$419,119	$185,040
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	263,438	—	265,062	—
Goodwill	1,230,387	—	1,270,419	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2008, these relationships were being amortized over a weighted average life of approximately 11 years. The Company estimates that its consolidated annual amortization expense will be approximately $35,000 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of June 30, 2008, these relationships were being amortized over approximately 13 years. Amortization expense for these relationships was $4,634 and $9,899 for the six months ended June 30, 2007 and 2008, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $20,000 for the next five years.

        In connection with certain investments in Affiliates, the Company is contingently liable, upon achievement of specified financial targets, to make additional purchase payments. During the three and six months ended June 30, 2008, the Company made such payments of $50,000 and $60,500, respectively.

18. Recent Accounting Developments

        In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. As described in Note 12, the Company adopted this standard in the first quarter of 2008 for its financial assets and liabilities that are measured at fair value on a quarterly basis. For all other nonfinancial assets and liabilities, FAS 157 is effective in the first quarter of 2009, and the Company is currently evaluating the impact such adoption may have on its consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company adopted FAS 159 in the first quarter of 2008; as the Company did not apply the fair value option to any of its outstanding instruments, FAS 159 did not have an impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R will change the accounting for business combinations by requiring acquirors to measure identifiable assets and liabilities at their full fair values

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests and transactions between controlling interest and minority interest holders, will be accounted for within stockholders' equity. The Company will adopt FAS 160 in the first quarter of 2009 and is currently evaluating the impact that this standard may have on its financial statements.

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

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"), which applies to all convertible debt instruments that may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers to separately account for the liability and equity components of convertible debt instruments in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance required these types of convertible debt instruments to be accounted for entirely as debt. FSP APB 14-1 will be effective in the first quarter of 2009, and the Company is currently evaluating the impact that this guidance will have on the consolidated financial statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Net Income	$41,887	$35,295	$78,509	$68,073
Foreign currency translation adjustment(1)	26,534	1,183	30,015	(7,528)
Change in net unrealized gain (loss) on derivative securities	(232)	8,183	(561)	4,959
Change in net unrealized gain (loss) on investment securities	(4)	94	11	121

Comprehensive income	$68,185	$44,755	$107,974	$65,625

    (1)
    Foreign currency translation in the three and six months ended June 30, 2007 and 2008 results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2007	June 30, 2008
Foreign currency translation adjustments	$64,556	$57,028
Unrealized gain on derivative securities	180	5,139
Unrealized gain on investment securities	1	122

Accumulated other comprehensive income	$64,737	$62,289

20. Subsequent Events

        In July 2008, the Company entered into an agreement to acquire a majority interest in Harding Loevner LLC ("Harding Loevner"), an investment manager specializing in global growth equities, with approximately $6 billion in assets under management across six global, international and emerging markets equity strategies. The transaction is expected to close upon receipt of customary approvals.

        In July 2008, the Company entered into an agreement to acquire a majority interest in Gannett Welsh & Kotler, LLC ("GW&K"), an investment management unit of The Bank of New York Mellon. The firm manages more than $7 billion in three principal investment strategies: intermediate duration municipal bonds; multi-cap and small-cap equities; and core taxable fixed income investments. The transaction is expected to close upon receipt of customary approvals.

        In July 2008, Massachusetts enacted tax legislation that will require combined corporate income tax reporting for the Company and all of its corporate subsidiaries. The Company is currently evaluating the impact of this legislation, which will be effective on January 1, 2009.

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("senior convertible notes"). The senior convertible notes bear interest at 3.95%, payable semi-annually in cash. Each security is convertible into 7.9586 shares (subject to adjustment) of the Company's common stock

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, the Company may elect to pay or deliver cash, shares of its common stock, or some combination thereof. The holders of the senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash at any time on or after August 15, 2013.

        The senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $9,000. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

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

        Pro forma for our pending investments in Harding Loevner LLC and Gannett Welsh & Kotler, LLC, we manage approximately $254 billion in assets as of June 30, 2008 in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Through our Affiliates we provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

  •
  Through our Affiliates, we offer more than 200 investment products across more than 50 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative, credit arbitrage and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

        In the fourth quarter of 2007, we acquired minority interests in ValueAct Capital ("ValueAct") and BlueMountain Capital Management ("BlueMountain"). ValueAct is a San Francisco-based alternative investment firm that establishes ownership interests in undervalued companies and works with each company's management and Board of Directors to implement business strategies that enhance shareholder value. BlueMountain is a leading global credit alternatives manager specializing in relative value strategies in the corporate loan, bond, credit and equity derivatives markets and has offices in New York and London.

        In July 2008, we entered into agreements to acquire majority interests in Harding Loevner LLC ("Harding Loevner"), an investment manager specializing in global growth equities, and Gannett Welsh & Kotler, LLC ("GW&K"), an investment management unit of The Bank of New York Mellon specializing in intermediate duration municipal bonds, multi-cap and small-cap equities, and core taxable fixed income investments.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $40 billion of assets under management, also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees vary each period and depend on investment results realized in each product, and for individual clients, we anticipate these fees will be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $58 billion as of June 30, 2008) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates. Our recent investments in ValueAct and BlueMountain are both accounted for under the equity method of accounting.

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

  •
  the level of our expenses, including compensation for our employees; and

  •
  the level of taxation to which we are subject

Results of Operations

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes—Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
March 31, 2008	$55.6	$159.5	$28.5	$243.6
Net client cash flows	(0.2)	(1.8)	(0.1)	(2.1)
Investment performance	(0.7)	1.0	0.0	0.3

June 30, 2008	$54.7	$158.7	$28.4	$241.8

Statement of Changes—Year to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2007	$62.2	$180.4	$32.2	$274.8
Net client cash flows	(1.4)	(8.9)	(0.2)	(10.5)
Investment performance	(6.2)	(10.7)	(2.0)	(18.9)
Other(1)	0.1	(2.1)	(1.6)	(3.6)

June 30, 2008	$54.7	$158.7	$28.4	$241.8

(1)
Reflects our agreement to transfer our interests in certain Affiliates, and the reclassification of approximately $0.1 billion of assets under management from the High Net Worth distribution channel to each of the Mutual Fund and Institutional distribution channels, respectively, in the six months ended June 30, 2008. The financial effect of these items is not material to our ongoing results.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions, except as noted)	2007	2008	% Change	2007	2008	% Change
Average assets under management (in billions)(1)
Mutual Fund	$62.5	$57.8	(8)%	$61.4	$57.7	(6)%
Institutional	166.5	159.1	(4)%	162.7	166.2	2%
High Net Worth	29.8	28.4	(5)%	29.5	29.7	1%

Total	$258.8	$245.3	(5)%	$253.6	$253.6	0%

Revenue
Mutual Fund	$139.7	$126.0	(10)%	$272.9	$260.8	(4)%
Institutional	151.0	147.4	(2)%	287.6	307.5	7%
High Net Worth	40.8	35.6	(13)%	80.8	75.7	(6)%

Total	$331.5	$309.0	(7)%	$641.3	$644.0	0%

Net Income
Mutual Fund	$17.5	$13.8	(21)%	$34.7	$27.0	(22)%
Institutional	19.0	17.5	(8)%	34.2	33.8	(1)%
High Net Worth	5.4	4.0	(26)%	9.6	7.3	(24)%

Total	$41.9	$35.3	(16)%	$78.5	$68.1	(13)%

EBITDA(2)
Mutual Fund	$37.4	$30.2	(19)%	$74.8	$61.7	(18)%
Institutional	47.1	47.6	1%	87.5	95.5	9%
High Net Worth	13.0	11.0	(15)%	24.4	21.0	(14)%

Total	$97.5	$88.8	(9)%	$186.7	$178.2	(5)%

(1)
These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $52.5 billion and $58.4 billion for the three months ended June 30, 2007, and 2008, respectively, and $50.4 billion and $60.3 billion for the six months ended June 30, 2007 and 2008, respectively. Assets under management attributable to any investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment.

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

        Our revenue decreased $22.5 million (or 7%) in the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007, while average assets under management decreased 5%. This decrease in average assets under management resulted principally from investment performance and negative net client cash flows. Our revenue increased $2.7 million (or 0%) in the six months ended June 30, 2008, primarily resulting from increased performance fees for that period.

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel decreased $13.7 million (or 10%) in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, while average assets under management decreased 8%, and decreased $12.1 million (or 4%) for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, while average assets under management decreased 6%. These decreases in average assets under management resulted principally from investment performance.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel decreased $3.6 million (or 2%) in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, while average assets under management decreased 4%. This decrease in average assets under management resulted principally from investment performance and negative net client cash flows. Our revenue in the Institutional distribution channel increased $19.9 million (or 7%) in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, while average assets under management increased 2%. The increase in revenue was primarily the result of a higher level of performance fees in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel decreased $5.2 million (or 13%) in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, while average assets under management decreased 5%, and decreased $5.1 million (or 6%) in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, while average assets under management increased 1%. The decreases in revenue were proportionately greater than the changes in average assets under management as a result of our 2007 investments in ValueAct and BlueMountain, which did not affect reported revenue since these investments are accounted for under the equity method of accounting.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2007	2008	% Change	2007	2008	% Change
Compensation and related expenses	$143.1	$140.8	(2)%	$282.0	$291.9	4%
Selling, general and administrative	49.0	47.7	(3)%	94.5	99.7	6%
Amortization of intangible assets	7.9	8.5	8%	15.9	16.9	6%
Depreciation and other amortization	2.4	2.9	21%	4.8	5.7	19%
Other operating expenses	5.1	5.1	0%	7.9	10.4	32%

Total operating expenses	$207.5	$205.0	(1)%	$405.1	$424.6	5%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocations. During the three and six months ended June 30, 2008, approximately $73.7 million and $144.2 million (or 52% and 49%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased 2% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily as a result of the relationship between revenue and operating expenses at Affiliates, which experienced decreases in revenue, and accordingly, reported lower compensation expenses. This decrease was also attributable to a $1.4 million decrease in holding company incentive compensation. These decreases were partially offset by a $1.7 million increase in share-based compensation. Compensation and related expenses increased 4% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, principally as a result of an increase in share-based compensation.

        Selling, general and administrative expenses decreased 3% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, principally as a result of a decrease in administrative expenses at Affiliates. Selling, general and administrative expenses increased 6% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. This increase was attributable to $5.8 million of administrative and other expenses related to performance fees and $2.0 million of professional transaction-related fees that were recognized as a result of our mutual agreement with Cooke & Bieler to not proceed with a prospective new investment in the first quarter of 2008. These increases were partially offset by a $2.6 million recovery of a past receivable from an Affiliate product, as well as the decrease in administrative expenses at Affiliates during the three months ended June 30, 2008.

        Amortization of intangible assets increased 8% in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, and increased 6% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. These increases were principally attributable to an increase in definite-lived intangible assets resulting from our investments in existing Affiliates during 2007 and 2008.

        Depreciation and other amortization increased 21% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, and increased 19% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, principally attributable to spending on depreciable assets during 2007 and 2008.

        Other operating expenses remained unchanged in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Other operating expenses increased 32% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, as a result of benefits realized upon the transfer of Affiliate interests during the six months ended June 30, 2007 that did not recur in 2008.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2007	2008	% Change	2007	2008	% Change
Income from equity method investments	$8.9	$13.4	51%	$16.9	$27.4	62%
Investment and other income (loss)	6.5	0.4	(94)%	11.1	(1.5)	(114)%
Investment income (loss) from Affiliate investments in partnerships	18.5	5.4	(71)%	21.2	(8.9)	(142)%
Minority interest in Affiliate investments in partnerships	18.2	5.2	(71)%	20.8	(8.2)	(139)%
Minority interest	54.8	45.7	(17)%	103.3	98.8	(4)%
Interest expense	18.4	16.4	(11)%	36.8	37.7	2%
Income tax expense	24.6	20.7	(16)%	46.1	40.0	(13)%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 51% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 and increased 62% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, principally as a result of our investments in new Affiliates during the fourth quarter of 2007.

        Investment and other income (loss) primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments in marketable securities. Investment and other income (loss) decreased 94% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, and decreased 114% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily as a result of decreases in Affiliate investment earnings. During the six months ended June 30, 2008, the decrease was also attributable to $2.0 million of expenses incurred from the settlement of our 2004 mandatory convertible securities and floating rate senior convertible securities.

        Investment income (loss) from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended June 30, 2008 and 2007, the income from Affiliate investments in partnerships was $5.4 million and $18.5 million, respectively, and for the six months ended June 30, 2008 and 2007, the income (loss) from Affiliate investments in partnerships was $(8.9) million and $21.2 million, respectively, which was principally attributable to investors who are unrelated to us.

        Minority interest decreased 17% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, and decreased 4% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, principally as a result of the previously discussed changes in revenue. These decreases were proportionately greater than the percentage decreases in revenue primarily as a result of our purchases of additional interests in existing Affiliates during the three months ended June 30, 2008, which had the effect of decreasing Minority interest.

        Interest expense decreased 11% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. This decrease was principally attributable to a $7.8 million decrease from the conversion of our floating rate senior convertibles securities and the settlement of our mandatory convertible securities, and a $1.4 million decrease from a decline in LIBOR interest rates. These decreases were partially offset by increases of $6.6 million attributable to the issuance of our junior convertible trust preferred securities in 2007 and $0.6 million from the expiration of our interest rate hedging contracts. Interest expense increased 2% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. This increase was principally attributable to a $13.1 million increase from the issuance of our junior convertible trust preferred securities in 2007. This increase was partially offset by an $11.8 million decrease attributable to the conversion of our floating rate senior convertibles securities and settlement of our mandatory convertible securities.

        Income taxes decreased 16% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, and decreased 13% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 as a result of the decreases in income before taxes.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2007	2008	% Change	2007	2008	% Change
Net income	$41.9	$35.3	(16)%	$78.5	$68.1	(13)%

        The decrease in Net Income in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, resulted principally from decreases in revenue and investment and other income, partially offset by an increase in income from equity method investments and decreases in reported minority interest, operating and interest expenses, as described above.

        The decrease in Net Income in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, resulted principally from increases in reported operating and interest expenses and decreases in revenue and investment and other income, partially offset by an increase in income from equity method investments and a decrease in reported minority interest expense, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2007	2008	2007	2008
Net Income	$41.9	$35.3	$78.5	$68.1
Intangible amortization	7.9	8.6	15.9	16.9
Intangible amortization-equity method investments	2.3	4.9	4.6	9.9
Intangible-related deferred taxes	6.9	9.0	13.9	18.1
Affiliate depreciation	1.3	1.7	2.8	3.2

Cash Net Income	$60.3	$59.5	$115.7	$116.2

        Cash Net Income decreased 1% in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 and increased 0% in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily as a result of increases in amortization and intangible-related deferred tax expenses, partially offset by the previously described factors affecting Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2007	June 30, 2008
Balance Sheet Data
Cash and cash equivalents	$223.0	$193.2
Senior bank debt	519.5	573.0
Zero coupon convertible notes	78.1	78.2
Floating rate convertible securities	300.0	—
Mandatory convertible securities	300.0	—
Junior convertible trust preferred securities	800.0	800.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
Cash Flow Data
Operating cash flow	$118.2	$120.5	$70.9	$57.7
Investing cash flow	(38.0)	(106.4)	(75.8)	(161.2)
Financing cash flow	(39.1)	17.3	(31.9)	74.3
EBITDA(1)	97.5	88.8	186.7	178.2

    (1)
    The definition of EBITDA is presented in Note 2 on page 29 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior revolving credit facility is generally consistent with our treatment of our junior convertible trust preferred securities and our net debt approach. At June 30, 2008, our leverage ratio was 1.1:1.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2007	2008	2007	2008
Cash flow from operations	$118.2	$120.5	$70.9	$57.7
Interest expense, net of non-cash items(1)	16.9	15.7	33.8	35.8
Current tax provision	16.0	12.4	29.1	25.8
Income from equity method investments, net of distributions(2)	1.1	1.8	(9.2)	(12.2)
Changes in assets and liabilities and other adjustments(3)	(54.7)	(61.6)	62.1	71.1

EBITDA(4)	$97.5	$88.8	$186.7	$178.2

  (1)
  Non-cash items represent amortization of issuance costs and interest accretion ($1.5 million and $0.7 million for the three months ended June 30, 2007 and 2008, respectively, and $2.9 million and $1.9 million for the six months ended June 30, 2007 and 2008, respectively).

  (2)
  Distributions from equity method investments were $10.2 million and $16.5 million for the three months ended June 30, 2007 and 2008, respectively, and $30.7 million and $49.4 million for the six months ended June 30, 2007 and 2008, respectively.

  (3)
  Other adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income to net cash flow from operating activities.

  (4)
  The definition of EBITDA is presented in Note 2 on page 29.

        We meet our cash requirements through cash generated by operating and financing activities. Our principal uses of cash in the six months ended June 30, 2008 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At June 30, 2008, our Affiliates had invested approximately $91 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

Senior Revolving Credit Facility

        On November 27, 2007, we entered into an amended and restated senior credit facility (the "Facility"). The Facility allows us to borrow up to $940 million, comprised of a $750 million revolving credit facility (the "Revolver") and a $190 million term loan (the "Term Loan"). We pay interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Facility by up to an additional $250 million.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us. We had outstanding borrowings under the Facility of $519.5 million and $573.0 million at December 31, 2007 and June 30, 2008, respectively.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of June 30, 2008, $83.3 million principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.82) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we paid interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

Floating Rate Senior Convertible Securities

        In the first quarter of 2008, we called our floating rate senior convertible securities due 2033 ("floating rate convertible securities") for redemption at their principal amount plus accrued and unpaid interest. In lieu of redemption, substantially all of the holders elected to convert their securities. We issued approximately 7.0 million shares of common stock to settle these conversions and other privately negotiated exchanges. All of our floating rate convertible securities have been cancelled and retired. In connection with these transactions, we incurred $1.1 million of expenses in the first quarter of 2008 which were reported in "Investment and other (income) loss" and reclassified $18.3 million of deferred tax liabilities to stockholders' equity.

2004 Mandatory Convertible Securities

        In the first quarter of 2008, we repurchased the outstanding senior notes component of our mandatory convertible securities ("2004 PRIDES"). The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. Pursuant to the settlement of the forward equity purchase contracts and other privately negotiated exchanges, we issued approximately 3.8 million shares of common stock. All of the 2004 PRIDES have been cancelled and retired. In connection with these transactions, we incurred $0.8 million of expenses which were reported in "Investment and other (income) loss" and reclassified $4.5 million of deferred tax liabilities to current liabilities through the income tax provision.

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

Forward Equity Sale Agreement

        In May 2008, we entered into a forward equity sale agreement under which we have the option to sell up to $200 million of our common stock to a major securities firm, with the timing of sales at our discretion. We can settle these forward sales at any time prior to the end of the third quarter of 2009. During the three months ended June 30, 2008, we agreed to sell approximately 0.9 million shares of our common stock at a weighted average price of $100.11.

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

        During the first quarter of 2008, we entered into a series of treasury rate lock contracts with a notional value of $250 million. These contracts were settled in the second quarter of 2008, and we received $8.2 million. Each contract was designated and qualified as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging

Activities" ("FAS 133"). We documented our hedging strategies and risk management objectives for these contracts. We assessed and documented, both at inception and on an ongoing basis, whether these hedging contracts were highly effective in offsetting changes in cash flows associated with the hedged items. As of June 30, 2008, the settlement amount, net of taxes, was recorded in accumulated other comprehensive income.

Purchases of Affiliate Equity

        Many of our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions at the time the right is exercised, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of June 30, 2008, the aggregate amount of these payments would have totaled approximately $1,365.2 million. In the event that all such transactions were consummated, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of June 30, 2008, this amount would represent approximately $179.7 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

        Cash flow from operating activities generally represents net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital. The decrease for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, resulted principally from increased settlements of minority interest from the fourth quarter of $59.1 million, partially offset by an increase in collections of investment advisory fees receivables of $45.5 million.

Investing Cash Flow

        The net cash flow used in investing activities increased $85.3 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This was primarily the result of an increase of $88.0 million related to investments in Affiliates, partially offset by a decrease of $3.0 million in the purchases of fixed assets.

        We may make payments in connection with our future investments. We are also contingently liable, upon achievement of specified financial targets, to make additional purchase payments. During the second quarter of 2008, we made payments of $50.0 million related to these arrangements.

        In July we announced agreements to acquire majority interests in Harding Loevner and GW&K. We plan to use our Facility to fund these new investments. These investments are expected to close upon receipt of customary approvals.

Financing Cash Flow

        Net cash flows from financing activities increased $106.2 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. This was primarily as a result of a decrease of $84.2 million related to repurchases of our common stock, partially offset by a decrease of $18.4 million in excess tax benefits from the exercise of stock options.

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

        During the second quarter, we entered into a forward equity sale agreement under which we have the option to sell up to $200 million of our common stock to a major securities firm, with the timing of sales at our discretion. We can settle these forward sales at any time prior to the end of the third quarter of 2009. We have since agreed to sell approximately 0.9 million shares of common stock at a weighted average price of $100.11 per share.

        In August 2008, we issued $460 million of senior convertible notes due 2038 ("senior convertible notes"). The senior convertible notes bear interest at 3.95%, payable semi-annually in cash. Each security is convertible into 7.9586 shares (subject to adjustment) of our common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of our common stock, or some combination thereof. The holders of the senior convertible notes may require us to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. We may redeem the notes for cash at any time on or after August 15, 2013.

Contractual Obligations

        The following table summarizes our contractual obligations as of June 30, 2008:

		Payments Due
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
(in millions)
Senior bank debt	$573.0	$10.0	$60.0	$503.0	$—
Senior convertible securities	83.3	—	—	—	83.3
Junior convertible trust preferred securities(1)	1,979.6	20.5	82.1	82.1	1,794.9
Purchase of Affiliate equity(2)	1,365.2	38.3	605.1	270.5	451.3
Leases	121.2	10.9	40.8	29.1	40.4
Other Liabilities(3)	8.2	4.0	3.9	0.3	—

Total	$4,130.5	$83.7	$791.9	$885.0	$2,369.9

(1)
As more fully discussed on page 35 consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of June 30, 2008, the aggregate purchase amount would have totaled approximately $1,365.2 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $179.7 million on an annualized basis as of June 30, 2008.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 13 to the Consolidated Financial Statements). This table does not include liabilities for uncertain tax positions ($23.1 million as of June 30, 2008) as we cannot predict when such liabilities will be paid.

Recent Accounting Developments

        In September 2006, the FASB issued FAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. As described in Note 12 to the Consolidated Financial Statements, we adopted this standard in the first quarter of 2008 for our financial assets and liabilities that are measured at fair value on a quarterly basis. For all other nonfinancial assets and liabilities, FAS 157 is effective in the first quarter of 2009, and we are currently evaluating the impact such adoption may have on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. We adopted FAS 159 in the first quarter of 2008; as we did not apply the fair value option to any of our outstanding instruments, FAS 159 did not have an impact on our consolidated financial statements.

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

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"), which applies to all convertible debt instruments that may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers to separately account for the liability and equity components of convertible debt instruments in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance required these types of convertible debt instruments to be accounted for entirely as debt. FSP APB 14-1 will be effective in the first quarter of 2009, and we are currently evaluating the impact that this guidance will have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the six months ended June 30, 2008. Please refer to Item 7A in our 2007 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

        There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
April 1-30, 2008	39,600	$96.79	39,600	1,740,506
May 1-31, 2008	—	—	—	1,740,506
June 1-30, 2008	208,700	$94.00	208,700	1,531,806

Total	248,300	$94.45	248,300	1,531,806

(1)
As of August 4, 2008, there were 1,431,806 shares that could be purchased under our share repurchase programs.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held in Prides Crossing, Massachusetts on June 3, 2008. At that meeting, the stockholders considered and acted upon the following proposals:

          1.     The Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld
Richard E. Floor	36,053,472	903,629
Sean M. Healey	36,475,079	482,022
Harold J. Meyerman	35,054,363	1,902,738
William J. Nutt	36,075,351	881,750
Rita M. Rodriguez	36,664,297	292,804
Patrick T. Ryan	33,573,727	3,383,374
Jide J. Zeitlin	35,112,611	1,844,490

          2.     The Ratification of the Selection of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm for the Current Fiscal Year. The stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the current fiscal year. 36,549,486 shares voted for the proposal, 398,812 voted against the proposal, and 8,803 shares abstained from voting on the proposal.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 11, 2008
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
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX