Form 10-Q
period 2008-09-30
AFFILIATED MANAGERS GROUP INC
filed 2008-11-10
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

        There were 41,076,671 shares of the registrant's common stock outstanding on November 6, 2008.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue	$345,605	$290,824	$986,906	$934,822
Operating expenses:
Compensation and related expenses	149,876	123,703	431,917	415,605
Selling, general and administrative	51,533	47,909	146,000	147,573
Amortization of intangible assets	7,906	8,562	23,771	25,463
Depreciation and other amortization	2,793	2,996	7,571	8,672
Other operating expenses	5,877	4,899	13,781	15,362

	217,985	188,069	623,040	612,675

Operating income	127,620	102,755	363,866	322,147

Non-operating (income) and expenses:
Investment and other (income) loss	(2,391)	3,865	(13,512)	5,378
Income from equity method investments	(10,610)	(13,177)	(27,494)	(40,579)
Investment (income) loss from Affiliate
investments in partnerships	(17,039)	22,841	(38,199)	31,771
Interest expense	17,998	17,755	54,763	55,466

	(12,042)	31,284	(24,442)	52,036

Income before minority interest and income taxes	139,662	71,471	388,308	270,111
Minority interest	(55,551)	(44,914)	(158,804)	(143,738)
Minority interest in Affiliate investments in partnerships	(16,515)	21,997	(37,291)	30,234

Income before income taxes	67,596	48,554	192,213	156,607
Income taxes—current	17,955	8,364	47,012	34,191
Income taxes—intangible-related deferred	6,769	14,093	20,651	32,154
Income taxes—other deferred	287	1,249	3,456	(2,659)

Net Income	$42,585	$24,848	$121,094	$92,921

Earnings per share—basic	$1.43	$0.63	$4.06	$2.46
Earnings per share—diluted(1)	$1.06	$0.59	$3.02	$2.26
Average shares outstanding—basic	29,857,038	39,522,159	29,801,541	37,770,720
Average shares outstanding—diluted(1)	42,672,886	42,063,538	42,835,614	41,759,696
Supplemental disclosure of total comprehensive income:
Net Income	$42,585	$24,848	$121,094	$92,921
Other comprehensive income (loss)	23,351	(14,877)	52,816	(17,325)

Total comprehensive income	$65,936	$9,971	$173,910	$75,596

(1)
See Note 8 for the calculation of diluted earnings per share.

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2007	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$222,954	$403,010
Investment advisory fees receivable	237,636	170,582
Affiliate investments in partnerships	134,657	107,371
Affiliate investments in marketable securities	21,237	20,750
Prepaid expenses and other current assets	33,273	24,595

Total current assets	649,757	726,308
Fixed assets, net	69,879	69,714
Equity investments in Affiliates	842,490	825,983
Acquired client relationships, net	496,602	493,181
Goodwill	1,230,387	1,265,066
Other assets	106,590	143,929

Total assets	$3,395,705	$3,524,181

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$246,400	$241,369
Payables to related party	69,952	12,347

Total current liabilities	316,352	253,716
Senior bank debt	519,500	240,000
Senior convertible securities	378,083	507,744
Mandatory convertible securities	300,000	—
Junior convertible trust preferred securities	800,000	800,000
Deferred income taxes	257,022	271,391
Other long-term liabilities	33,516	32,741

Total liabilities	2,604,473	2,105,592
Commitments and contingencies (Note 9)	—	—
Minority interest	194,633	118,464
Minority interest in Affiliate investments in partnerships	127,397	98,374
Stockholders' equity:
Common stock	390	458
Additional paid-in capital	662,454	917,218
Accumulated other comprehensive income	64,737	47,412
Retained earnings	836,426	929,347

	1,564,007	1,894,435
Less: treasury stock, at cost	(1,094,805)	(692,684)

Total stockholders' equity	469,202	1,201,751

Total liabilities and stockholders' equity	$3,395,705	$3,524,181

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONS OLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2007	39,023,658	$390	$662,454	$64,737	$836,426	(10,865,199)	$(1,094,805)
Stock issued under option and other incentive plans	—	—	(21,225)	—	—	759,937	64,906
Tax benefit of option exercises	—	—	13,868	—	—	—	—
Issuance costs	—	—	(724)	—	—	—	—
Issuance of Affiliate equity interests	—	—	6,357	—	—	—	—
Settlement of mandatory convertible securities	2,605,118	26	213,939	—	—	1,183,202	85,484
Conversion of floating rate senior convertible securities	4,166,595	42	50,288	—	—	2,839,779	249,637
Tax benefit related to conversion of floating rate senior convertible securities	—	—	18,291	—	—	—	—
Conversion of zero coupon convertible notes	—	—	(26,030)	—	—	568,481	56,644
Repurchase of common shares	—	—	—	—	—	(605,400)	(54,550)
Net Income	—	—	—	—	92,921	—	—
Other comprehensive income (loss)	—	—	—	(17,325)	—	—	—

September 30, 2008	45,795,371	$458	$917,218	$47,412	$929,347	(6,119,200)	$(692,684)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Cash flow from operating activities:
Net Income	$42,585	$24,848	$121,094	$92,921
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	7,906	8,562	23,771	25,463
Amortization of issuance costs	781	1,368	2,317	2,736
Depreciation and other amortization	2,793	2,996	7,571	8,672
Deferred income tax provision	7,056	15,342	24,107	29,495
Accretion of interest	691	79	2,106	626
Income from equity method investments, net of amortization	(10,610)	(13,177)	(27,494)	(40,579)
Distributions received from equity method investments	10,614	15,960	41,326	65,407
Tax benefit from exercise of stock options	1,593	488	5,745	2,767
Stock option expense	2,054	3,802	6,616	11,202
Other adjustments	2,716	11,181	3,299	16,833
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(9,266)	8,480	4,113	67,404
(Increase) decrease in Affiliate investments in partnerships	794	3,866	11,798	(2,790)
(Increase) decrease in prepaids and other current assets	(202)	(130)	391	16,887
(Increase) decrease in other assets	(1,930)	433	(9,864)	9,544
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	79,254	58,263	18,013	(20,272)
Increase (decrease) in minority interest	19,803	(1,019)	(7,396)	(87,280)

Cash flow from operating activities	156,632	141,342	227,513	199,036

Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(4,413)	(3,141)	(63,972)	(150,731)
Purchase of fixed assets	(3,222)	(2,950)	(11,382)	(8,091)
Purchase of investment securities	(890)	(9,191)	(13,648)	(32,635)
Sale of investment securities	—	9,144	4,630	24,146

Cash flow used in investing activities	(8,525)	(6,138)	(84,372)	(167,311)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	35,000	65,000	212,000	366,000
Repayments of senior bank debt	(70,000)	(398,000)	(223,000)	(645,500)
Issuance of senior convertible notes	—	460,000	—	460,000
Issuance of common stock	13,926	5,980	52,684	238,781
Settlement of convertible securities	—	—	—	(208,730)
Repurchase of common stock	(93,840)	(29,796)	(202,843)	(54,550)
Issuance costs	(64)	(26,223)	(1,820)	(28,164)
Excess tax benefit from exercise of stock options	8,005	1,294	36,211	11,101
Settlement of derivative contracts	—	—	—	8,154
Note payments	(1,395)	(563)	(2,476)	1,263
Subscriptions (redemptions) of Minority interest—Affiliate investments in partnerships	(794)	(1,667)	(11,798)	1,989

Cash flow from (used in) financing activities	(109,162)	76,025	(141,042)	150,344

Effect of foreign exchange rate changes on cash and cash equivalents	1,855	(1,456)	2,781	(2,013)
Net increase in cash and cash equivalents	40,800	209,773	4,880	180,056
Cash and cash equivalents at beginning of period	165,809	193,237	201,729	222,954

Cash and cash equivalents at end of period	$206,609	$403,010	$206,609	$403,010

Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	$—	$—	$—	$299,970
Stock issued in settlement of mandatory convertible securities	—	—	—	93,750
Stock issued for conversion of zero coupon senior convertible note	31,115	30,505	35,773	30,614

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

2. Senior Bank Debt

        On November 27, 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, the Company increased its current borrowing capacity to $1,010,000, comprised of a $770,000 revolving credit facility (the "Revolver") and a $240,000 term loan (the "Term Loan"). All other terms of the Facility remain unchanged. The Company pays interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $175,000.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had outstanding borrowings under the Facility of $519,500 and $240,000 at December 31, 2007 and September 30, 2008, respectively.

3. Senior Convertible Securities

        The components of senior convertible securities are as follows:

	December 31, 2007	September 30, 2008
Zero coupon senior convertible notes	$78,083	$47,744
Floating rate senior convertible securities	300,000	—
2008 senior convertible notes	—	460,000

Total senior convertible securities	$378,083	$507,744

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of September 30, 2008, $50,835 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $53.89) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may be convertible in certain future periods.

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

2008 Senior Convertible Notes

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. Each security is convertible into 7.9586 shares of the Company's common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, the Company may elect to pay or deliver cash, shares of its common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash at any time on or after August 15, 2013.

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $9,600. These deferred tax liabilities will be reclassified directly to stockholders' equity if

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available funds, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

6. Forward Equity Sale Agreement

        In May 2008, the Company entered into a forward equity sale agreement under which it may sell up to $200,000 of its common stock to a major securities firm, with the timing of sales at the Company's discretion. Through September 30, 2008, the Company has agreed to sell approximately $120,000 under this agreement at a weighted average price of $97.06. The Company can settle these forward sales at any time prior to December 19, 2009.

7. Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Current:
Federal	$13,199	$5,154	$31,590	$20,614
State	1,303	787	5,575	3,229
Foreign	3,453	2,423	9,847	10,348

Total Current	17,955	8,364	47,012	34,191

Deferred:
Federal	7,486	9,446	25,050	24,554
State	428	6,778	1,467	7,641
Foreign	(858)	(882)	(2,410)	(2,700)

Total Deferred	7,056	15,342	24,107	29,495

Provision for Income Taxes	$25,011	$23,706	$71,119	$63,686

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2007	September 30, 2008
Deferred assets (liabilities):
Intangible asset amortization	$(193,275)	$(229,624)
Convertible securities interest	(28,215)	(14,425)
Non-deductible intangible amortization	(26,668)	(22,388)
State net operating loss carryforwards	18,023	22,120
Deferred compensation	(8,005)	(4,465)
Fixed asset depreciation	(3,562)	(3,635)
Accrued expenses	2,196	2,510
Capital loss carryforwards	—	2,009
Deferred income	507	636

	(238,999)	(247,262)
Valuation allowance	(18,023)	(24,129)

Net deferred income taxes	$(257,022)	$(271,391)

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In contrast, the intangible assets associated with the Company's Canadian Affiliates are not deductible for tax purposes, but certain of these assets are amortized for book purposes. As such, at the time of its investment, the Company recorded a deferred tax liability that represents the tax effect of the future book amortization of these assets. The Company's junior convertible trust preferred securities and 2008 senior convertible notes also generate tax deductions that are higher than the interest expense recorded for financial statement purposes.

        At September 30, 2008, the Company had state net operating loss carryforwards that expire over a 15-year period beginning in 2008. The valuation allowances at December 31, 2007 and September 30, 2008 are principally related to the uncertainty of the realization of the loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the quarter ended September 30, 2008 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize.

        At September 30, 2008, the Company's liability for uncertain tax positions was $23,373, including interest and related charges of $4,561. The Company does not anticipate that this liability will change significantly over the next twelve months.

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

        In July 2008, the state of Massachusetts enacted legislation that will require combined tax reporting for the Company and all its subsidiaries beginning in 2009. The tax provision for the quarter ended September 30, 2008 includes a deferred tax expense of $5,256 resulting from the one-time revaluation of the Company's deferred taxes under the new legislation.

8. Earnings Per Share

        The calculation of basic earnings per share is based on the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the dilutive effect of the potential issuance of incremental shares of the Company's common stock. The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders. Unlike all other dollar amounts in these Notes, the amounts in the numerator reconciliation are not presented in thousands.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net Income	$42,585,000	$24,848,000	$121,094,000	$92,921,000
Interest expense on convertible securities, net of taxes	2,712,000	49,000	8,129,000	1,434,000

Net Income, as adjusted	$45,297,000	$24,897,000	$129,223,000	$94,355,000

Denominator:
Average shares outstanding—basic	29,857,038	39,522,159	29,801,541	37,770,720
Effect of dilutive instruments:
Stock options	1,991,800	1,372,138	2,161,567	1,569,699
Senior convertible securities	9,279,512	1,169,241	9,399,280	2,291,413
Mandatory convertible securities	1,544,536	—	1,473,226	127,864

Average shares outstanding—diluted	42,672,886	42,063,538	42,835,614	41,759,696

        As more fully discussed in Notes 3 and 5, the Company had certain convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net Income (reflecting the assumption that the securities have been converted). Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        The calculation of diluted earnings per share for the three and nine months ended September 30, 2008 excludes the potential exercise of options to purchase approximately 2.4 million common shares and the assumed conversion of the junior convertible trust preferred securities and the 2008 senior convertible notes, because these conversions would be anti-dilutive to diluted earnings per share.

        For periods from the second quarter of 2006 through the second quarter of 2008, the Company's quarterly and annual reports incorrectly included the anti-dilutive effect of certain convertible securities and thus overstated diluted earnings per share. Management has concluded that the anti-dilution resulting from this error, $0.02 or less per share per quarter in 2006 and 2007 and $0.07 or less per share per quarter in 2008, was not material. Revisions for the three and nine months ended September 30, 2007 decreased diluted earnings per share by $0.01 and $0.02, respectively. The Company will correct other amounts in future filings when it discloses them as comparable periods.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require the Company to purchase their retained equity interests at certain intervals. Certain agreements also provide the Company a conditional right to require Affiliate managers to sell their retained equity interests to the Company at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2008, the aggregate amount of these payments would have totaled approximately $1,201,500. In the event that all such transactions were closed, the Company would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of September 30, 2008, this amount would represent approximately $167,500 on an annualized basis.

10. Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in partnerships were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Purchase of investments	$58,363	$239,240	$159,953	$460,136
Sale of investments	59,157	243,106	171,751	457,346
Gross subscriptions	182	184	3,207	4,436
Gross redemptions	976	1,851	15,005	2,447

        Management fees earned by the Company on partnership assets were $947 and $989 for the nine months ended September 30, 2007 and 2008, respectively.

        As of December 31, 2007 and September 30, 2008, the Company's investments in partnerships that are not controlled by its Affiliates were $19,799 and $20,215, respectively. These assets are reported within "Other assets" in the consolidated balance sheet. The income or loss related to these investments is classified within "Investment and other (income) loss" in the consolidated statement of income.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2007	September 30, 2008
Cost of Affiliate investments in marketable securities	$20,272	$23,710
Gross unrealized gains	1,866	348
Gross unrealized losses	(901)	(3,308)

12. Fair Value Measurements

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"), for all financial instruments and non-financial instruments that are measured at fair value on a quarterly basis. For all other non-financial assets and liabilities, FAS 157 is effective on January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

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

        The following table summarizes the Company's financial assets that are measured at fair value on a quarterly basis:

		Fair Value Measurements
	September 30, 2008
Financial Assets		Level 1	Level 2	Level 3
Affiliate investments in partnerships	$107,371	$102,240	$305	$4,826
Affiliate investments in marketable securities	20,750	19,603	1,147	—

        Substantially all of the Company's Level 3 instruments consist of Affiliate investments in partnerships. Changes in the fair value of these investments are presented as "Investment (income) loss from Affiliate investments in partnerships" in the consolidated statements of income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company is

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported as "Minority interest in Affiliate investments in partnerships." The following table presents the changes in Level 3 assets or liabilities for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance, beginning of period	$4,826	$4,731
Realized and unrealized gains (losses)
included in net income	—	—
Realized and unrealized gains (losses)
included in other comprehensive income	—	—
Purchases, issuances and settlements	—	95
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2008	$4,826	$4,826

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at September 30, 2008	$—	$—

13. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2007 and September 30, 2008, the total receivable (reported in "Other assets") was $35,510 and $49,823, respectively. The total payable as of December 31, 2007 was $70,915, of which $69,952 is included in current liabilities. The total payable as of September 30, 2008 was $14,402, of which $12,347 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

14. Stock Option and Incentive Plans

        The following table summarizes the transactions of the Company's stock option and incentive plans for the nine months ended September 30, 2008:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2008	7,180,786	$66.59	5.0
Options granted	44,553	86.13
Options exercised	(759,457)	43.10
Options forfeited	(73,676)	113.86

Unexercised options outstanding—September 30, 2008	6,392,206	68.97	4.7

Exercisable at September 30, 2008	4,233,310	47.83	4.0
Exercisable and free from restrictions on transfer at September 30, 2008	3,693,525	45.77	3.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's Net Income for the three and nine months ended September 30, 2008 includes compensation expense of $3,802 and $11,202, respectively, and income tax benefits of $1,445 and $4,183, respectively, related to the Company's equity-based compensation arrangements. As of September 30, 2008, the deferred compensation expense related to stock options was $44,151, which is expected to be recognized over a weighted average period of approximately three years (assuming no forfeitures).

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

        During the first quarter of 2008, the Company entered into a series of treasury rate lock contracts with a notional value of $250,000. These contracts were settled in the second quarter of 2008, and the Company received $8,154. Each contract was designated and qualified as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company believes the settlement amount, net of taxes, continues to qualify as a cash flow hedge and, accordingly, the gain remains in accumulated other comprehensive income.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Statements of Income

	For the Three Months Ended September 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$142,778	$159,592	$43,235	$345,605
Operating expenses:
Depreciation and other amortization	2,651	5,955	2,093	10,699
Other operating expenses	85,942	95,394	25,950	207,286

	88,593	101,349	28,043	217,985

Operating income	54,185	58,243	15,192	127,620

Non-operating (income) and expenses:
Investment and other income	(327)	(1,399)	(665)	(2,391)
Income from equity method investments	(467)	(9,265)	(878)	(10,610)
Investment income from Affiliate investments in partnerships	—	—	(17,039)	(17,039)
Interest expense	6,867	8,750	2,381	17,998

	6,073	(1,914)	(16,201)	(12,042)

Income before minority interest and income taxes	48,112	60,157	31,393	139,662
Minority interest	(20,269)	(28,918)	(6,364)	(55,551)
Minority interest in Affiliate investments in partnerships	—	—	(16,515)	(16,515)

Income before income taxes	27,843	31,239	8,514	67,596
Income taxes	10,302	11,560	3,149	25,011

Net Income	$17,541	$19,679	$5,365	$42,585

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$115,170	$141,647	$34,007	$290,824
Operating expenses:
Depreciation and other amortization	2,741	6,917	1,900	11,558
Other operating expenses	69,827	84,939	21,745	176,511

	72,568	91,856	23,645	188,069

Operating income	42,602	49,791	10,362	102,755

Non-operating (income) and expenses:
Investment and other (income) loss	2,810	1,340	(285)	3,865
Income from equity method investments	(389)	(11,327)	(1,461)	(13,177)
Investment loss from Affiliate investments in partnerships	—	922	21,919	22,841
Interest expense	5,802	9,923	2,030	17,755

	8,223	858	22,203	31,284

Income before minority interest and income taxes	34,379	48,933	(11,841)	71,471
Minority interest	(16,072)	(24,358)	(4,484)	(44,914)
Minority interest in Affiliate investments in partnerships	—	539	21,458	21,997

Income before income taxes	18,307	25,114	5,133	48,554
Income taxes	8,938	12,262	2,506	23,706

Net Income	$9,369	$12,852	$2,627	$24,848

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$415,723	$447,165	$124,018	$986,906
Operating expenses:
Depreciation and other amortization	7,802	17,397	6,143	31,342
Other operating expenses	251,698	265,610	74,390	591,698

	259,500	283,007	80,533	623,040

Operating income	156,223	164,158	43,485	363,866

Non-operating (income) and expenses:
Investment and other income	(6,149)	(4,666)	(2,697)	(13,512)
Income from equity method investments	(1,099)	(24,165)	(2,230)	(27,494)
Investment income from Affiliate investments in partnerships	—	(107)	(38,092)	(38,199)
Interest expense	21,309	26,201	7,253	54,763

	14,061	(2,737)	(35,766)	(24,442)

Income before minority interest and income taxes	142,162	166,895	79,251	388,308
Minority interest	(59,266)	(81,266)	(18,272)	(158,804)
Minority interest in Affiliate investments in partnerships	—	(107)	(37,184)	(37,291)

Income before income taxes	82,896	85,522	23,795	192,213
Income taxes	30,672	31,644	8,803	71,119

Net Income	$52,224	$53,878	$14,992	$121,094

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$376,013	$449,135	$109,674	$934,822
Operating expenses:
Depreciation and other amortization	8,363	19,995	5,777	34,135
Other operating expenses	232,140	278,309	68,091	578,540

	240,503	298,304	73,868	612,675

Operating income	135,510	150,831	35,806	322,147

Non-operating (income) and expenses:
Investment and other (income) loss	5,180	1,373	(1,175)	5,378
Income from equity method investments	(1,240)	(35,221)	(4,118)	(40,579)
Investment (income) loss from Affiliate investments in partnerships	(5)	1,292	30,484	31,771
Interest expense	18,930	30,089	6,447	55,466

	22,865	(2,467)	31,638	52,036

Income before minority interest and income taxes	112,645	153,298	4,168	270,111
Minority interest	(51,575)	(75,486)	(16,677)	(143,738)
Minority interest in Affiliate investments in partnerships	78	885	29,271	30,234

Income before income taxes	61,148	78,697	16,762	156,607
Income taxes	24,789	32,088	6,809	63,686

Net Income	$36,359	$46,609	$9,953	$92,921

Balance Sheet Information
Total assets as of December 31, 2007	$986,308	$1,832,951	$576,446	$3,395,705
Total assets as of September 30, 2008	$1,054,169	$1,911,812	$558,200	$3,524,181

17. Goodwill and Acquired Client Relationships

        During the nine months ended September 30, 2008, the Company acquired interests from, made additional purchase payments to and transferred interests to Affiliate management partners. Most of the goodwill acquired during the nine months ended September 30, 2008 is deductible for tax purposes.

        The following table presents the change in goodwill during the nine months ended September 30, 2008:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2007	$474,335	$529,195	$226,857	$1,230,387
Goodwill acquired, net	10,506	38,539	2,048	51,093
Foreign currency translation	(7,058)	(6,894)	(2,462)	(16,414)

Balance, as of September 30, 2008	$477,783	$560,840	$226,443	$1,265,066

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2007 and September 30, 2008:

	December 31, 2007		September 30, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$401,303	$168,139	$399,385	$173,260
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	263,438	—	267,056	—
Goodwill	1,230,387	—	1,265,066	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2008, these relationships were being amortized over a weighted average life of approximately 11 years. The Company estimates that its consolidated annual amortization expense will be approximately $35,000 for the next 5 years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of September 30, 2008, these relationships were being amortized over approximately 13 years. Amortization expense for these relationships was $6,979 and $14,838 for the nine months ended September 30, 2007 and 2008, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $20,000 for the next 5 years.

        In connection with certain investments in Affiliates, the Company is contingently liable, upon achievement of specified financial targets, to make additional purchase payments. During the nine months ended September 30, 2008, the Company made payments of $60,500 under these agreements. During the three months ended September 30, 2008, the Company made no such payments.

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

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests and transactions between controlling interest and minority interest holders may be accounted for within stockholders' equity. The Company will adopt FAS 160 in the first quarter of 2009 and is currently evaluating the impact that this standard may have on its financial statements.

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active" ("FSP FAS 157-3"), which applies to financial assets that are required or permitted to be measured at fair value in accordance with FAS 157. FSP FAS 157-3 clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption did not have a significant impact on the Company's financial position or results of operations, nor did it have a significant impact on the valuation techniques used by the Company in measuring the fair value of its financial assets.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Net Income	$42,585	$24,848	$121,094	$92,921
Foreign currency translation adjustment(1)	23,739	(14,866)	53,752	(22,394)
Change in net unrealized gain (loss) on investment securities	30	(11)	43	110
Change in net unrealized gain (loss) on derivative securities	(418)	—	(979)	4,959

Comprehensive income	$65,936	$9,971	$173,910	$75,596

(1)
Foreign currency translation results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2007	September 30, 2008
Foreign currency translation adjustments	$64,556	$42,162
Unrealized gain on investment securities	1	111
Unrealized gain on derivative securities	180	5,139

Accumulated other comprehensive income	$64,737	$47,412

20. Subsequent Event

        In October 2008, the Company completed its previously announced investment in Gannett Welsh & Kotler, LLC.

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

        We manage assets in approximately 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Through our Affiliates we provide advisory or sub-advisory services to more than 125 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

  •
  Through our Affiliates, we offer approximately 200 investment products across more than 50 different investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative, credit arbitrage and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

        In October 2008, we completed our previously announced investment in Gannett Welsh & Kotler, LLC ("GW&K"), an investment management unit of The Bank of New York Mellon specializing in intermediate duration municipal bonds, multi-cap and small-cap equities, and core taxable fixed income investments.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $35 billion of assets under management, also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees vary each period and depend on investment results realized in each product, and for individual clients, we anticipate these fees will be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $50 billion as of September 30, 2008) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Assets under Management

Statement of Changes—Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
June 30, 2008	$54.7	$158.7	$28.4	$241.8
Net client cash flows	(0.9)	(4.6)	(0.4)	(5.9)
Investment performance	(7.3)	(17.9)	(2.7)	(27.9)
Other(1)	(0.5)	(0.2)	—	(0.7)

September 30, 2008	$46.0	$136.0	$25.3	$207.3

Statement of Changes—Year to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2007	$62.2	$180.4	$32.2	$274.8
Net client cash flows	(2.4)	(13.6)	(0.5)	(16.5)
Investment performance	(13.4)	(28.5)	(4.8)	(46.7)
Other(1)	(0.4)	(2.3)	(1.6)	(4.3)

September 30, 2008	$46.0	$136.0	$25.3	$207.3

(1)
Reflects our agreement to transfer our interests in certain Affiliates, and the reclassification of approximately $0.1 billion of assets under management from the High Net Worth distribution channel to each of the Mutual Fund and Institutional distribution channels, respectively, in the nine months ended September 30, 2008. The financial effect of these items is not material to our ongoing results.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions, except as noted)	2007	2008	% Change	2007	2008	% Change
Average assets under management (in billions)(1)
Mutual Fund	$62.7	$51.2	(18)%	$61.7	$55.5	(10)%
Institutional	176.5	147.3	(17)%	167.2	158.6	(5)%
High Net Worth	31.6	26.9	(15)%	30.1	28.6	(5)%

Total	$270.8	$225.4	(17)%	$259.0	$242.7	(6)%

Revenue
Mutual Fund	$142.8	$115.2	(19)%	$415.7	$376.0	(10)%
Institutional	159.6	141.6	(11)%	447.2	449.1	0%
High Net Worth	43.2	34.0	(21)%	124.0	109.7	(12)%

Total	$345.6	$290.8	(16)%	$986.9	$934.8	(5)%

Net Income
Mutual Fund	$17.5	$9.4	(46)%	$52.2	$36.4	(30)%
Institutional	19.7	12.9	(35)%	53.9	46.6	(14)%
High Net Worth	5.4	2.5	(54)%	15.0	9.9	(34)%

Total	$42.6	$24.8	(42)%	$121.1	$92.9	(23)%

EBITDA(2)
Mutual Fund	$37.4	$26.9	(28)%	$112.2	$88.6	(21)%
Institutional	48.1	46.4	(4)%	135.6	141.9	5%
High Net Worth	13.1	9.5	(27)%	37.5	30.5	(19)%

Total	$98.6	$82.8	(16)%	$285.3	$261.0	(9)%

(1)
These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $56.5 billion and $54.2 billion for the three months ended September 30, 2007, and 2008, respectively, and $52.3 billion and $57.9 billion for the nine months ended September 30, 2007 and 2008, respectively. Assets under management attributable to any investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment.

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

        Our revenue decreased $54.8 million (or 16%) in the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007, while average assets under management decreased 17%, and decreased $52.1 million (or 5%) in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, while average assets under management decreased 6%. These decreases in average assets under management resulted principally from investment performance and negative net client cash flows.

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel decreased $27.6 million (or 19%) in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, while average assets under management decreased 18%, and decreased $39.7 million (or 10%) for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, while average assets under management decreased 10%. These decreases in average assets under management resulted principally from investment performance.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel decreased $18.0 million (or 11%) in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, while average assets under management decreased 17%. This decrease in average assets under management resulted principally from investment performance and negative net client cash flows. Our revenue in the Institutional distribution channel increased $1.9 million (or 0%) in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, while average assets under management decreased 5%. The increase in revenue was primarily the result of a higher level of performance fees in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel decreased $9.2 million (or 21%) in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, while average assets under management decreased 15%, and decreased $14.3 million (or 12%) in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, while average assets under management decreased 5%. The decreases in revenue were proportionately greater than the changes in average assets under management as a result of our 2007 investments in ValueAct and BlueMountain, which did not affect reported revenue since these investments are accounted for under the equity method of accounting.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2007	2008	% Change	2007	2008	% Change
Compensation and related expenses	$149.9	$123.7	(17)%	$431.9	$415.6	(4)%
Selling, general and administrative	51.5	47.9	(7)%	146.0	147.6	1%
Amortization of intangible assets	7.9	8.6	9%	23.8	25.4	7%
Depreciation and other amortization	2.8	3.0	7%	7.6	8.7	14%
Other operating expenses	5.9	4.9	(17)%	13.8	15.4	12%

Total operating expenses	$218.0	$188.1	(14)%	$623.1	$612.7	(2)%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocations. During the three and nine months ended September 30, 2008, approximately $58.2 million and $202.5 million (or 47% and 49%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased 17% and 4% in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively, primarily as a result of the relationship between revenue and operating expenses at Affiliates, which experienced decreases in revenue, and accordingly, reported lower compensation expenses. These decreases were also attributable to decreases in holding company incentive compensation of $1.9 million and $2.5 million in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively. These decreases were partially offset by increases in share-based compensation of $1.7 million and $5.1 million in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively.

        Selling, general and administrative expenses decreased 7% in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, principally as a result of decreases in administrative expenses at Affiliates, particularly related to mutual fund expenses. Selling, general and administrative expenses increased 1% in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. This increase was attributable to $5.9 million of administrative and other expenses related to performance fees and $2.0 million of professional transaction-related fees that were recognized as a result of our mutual agreement with Cooke & Bieler to not proceed with a prospective new investment in the first quarter of 2008. These increases were partially offset by a $2.6 million recovery of a past receivable from an Affiliate product, as well as the decrease in administrative expenses at Affiliates.

        Amortization of intangible assets increased 9% and 7% in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, respectively. These increases were principally attributable to an increase in definite-lived intangible assets resulting from our investments in existing Affiliates during 2007 and 2008.

        Depreciation and other amortization increased 7% and 14% in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively, principally attributable to spending on depreciable assets during 2007 and 2008.

        Other operating expenses decreased 17% in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, principally as a result of an increase in income from Affiliate investments in marketable securities. Other operating expenses increased 12% in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, principally as a result of benefits realized upon the transfer of Affiliate interests during the nine months ended September 30, 2007 that did not recur in 2008. This increase was partially offset by an increase in income from Affiliate investments in marketable securities.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2007	2008	% Change	2007	2008	% Change
Income from equity method investments	$10.6	$13.2	25%	$27.5	$40.6	48%
Investment and other income (loss)	2.4	(3.9)	(263)%	13.5	(5.4)	(140)%
Investment income (loss) from Affiliate investments in partnerships	17.0	(22.8)	(234)%	38.2	(31.8)	(183)%
Minority interest in Affiliate investments in partnerships	16.5	(22.0)	(233)%	37.3	(30.2)	(181)%
Minority interest	55.6	44.9	(19)%	158.8	143.7	(10)%
Interest expense	18.0	17.8	(1)%	54.8	55.5	1%
Income tax expense	25.0	23.7	(5)%	71.1	63.7	(10)%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 25% and 48% in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively, principally as a result of our investments in new Affiliates during the fourth quarter of 2007.

        Investment and other income (loss) primarily consists of earnings on cash and cash equivalent balances and earnings that Affiliates realize on investments. Investment and other income (loss) decreased 263% in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, and decreased 140% in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily as a result of decreases in Affiliate investment earnings. During the nine months ended September 30, 2008, the decrease was also attributable to $2.0 million of expenses incurred from the settlement of our 2004 mandatory convertible securities and floating rate senior convertible securities.

        Investment income (loss) from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended September 30, 2008 and 2007, the income (loss) from Affiliate investments in partnerships was $(22.8) million and $17.0 million, respectively, and for the nine months ended September 30, 2008 and 2007, the income (loss) from

Affiliate investments in partnerships was $(31.8) million and $38.2 million, respectively, which was principally attributable to investors who are unrelated to us.

        Minority interest decreased 19% and 10% in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively, principally as a result of the previously discussed changes in revenue. These decreases were proportionately greater than the percentage decreases in revenue primarily as a result of our purchases of additional interests in existing Affiliates, which had the effect of decreasing Minority interest.

        Interest expense was essentially flat (decreased 1%) in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. This decrease was principally attributable to a $7.8 million decrease from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities and a $3.1 million decrease in the cost our senior bank debt resulting from a decline in LIBOR interest rates. These decreases were partially offset by increases of $6.6 million attributable to the issuance of our junior convertible trust preferred securities in 2007 and $3.5 million attributable to the issuance of our 2008 senior convertible notes. Interest expense was also essentially flat (increased 1%) in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. This increase was principally attributable to a $19.7 million increase from the issuance of our junior convertible trust preferred securities in 2007, and a $3.5 million increase from the issuance of our 2008 senior convertible notes. These increases were partially offset by a $19.5 million decrease from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities and a $4.5 million decrease in the cost of our senior bank debt resulting from a decline in LIBOR interest rates.

        Income taxes decreased 5% and 10% in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively, principally as a result of the decreases in income before taxes. These decreases were partially offset by an increase in income taxes of $5.3 million in the three months September 30, 2008 related to the one-time revaluation of our deferred tax liabilities as a result of new Massachusetts tax legislation.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2007	2008	% Change	2007	2008	% Change
Net Income	$42.6	$24.8	(42)%	$121.1	$92.9	(23)%

        The decreases in Net Income in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, resulted principally from decreases in revenue and investment and other income, partially offset by increases in income from equity method investments and decreases in reported operating, minority interest and income tax expenses, as described above.

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

        The following table provides a reconciliation of Net Income to Cash Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2007	2008	2007	2008
Net Income	$42.6	$24.8	$121.1	$92.9
Intangible amortization	7.9	8.6	23.8	25.5
Intangible amortization-equity method investments	2.3	4.9	7.0	14.8
Intangible-related deferred taxes	6.8	14.1	20.6	32.2
Affiliate depreciation	1.7	1.7	4.5	4.9

Cash Net Income	$61.3	$54.1	$177.0	$170.3

        Cash Net Income decreased 12% and 4% in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively, primarily as a result of the previously-described factors that decreased Net Income, partially offset by increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2007	September 30, 2008
Balance Sheet Data
Cash and cash equivalents	$223.0	$403.0
Senior bank debt	519.5	240.0
Zero coupon convertible notes	78.1	47.7
Floating rate convertible securities	300.0	—
2008 senior convertible notes	—	460.0
Mandatory convertible securities	300.0	—
Junior convertible trust preferred securities	800.0	800.0

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
Cash Flow Data
Operating cash flow	$156.6	$141.3	$227.5	$199.0
Investing cash flow	(8.5)	(6.1)	(84.4)	(167.3)
Financing cash flow	(109.2)	76.0	(141.0)	150.3
EBITDA(1)	98.6	82.8	285.3	261.0

    (1)
    The definition of EBITDA is presented in Note 2 on page 28 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. Consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio. We also view our leverage on a "net debt" basis by deducting our cash and cash equivalents from our debt balance. The leverage covenant of our senior credit facility is generally consistent with our treatment of our junior convertible trust preferred securities and our net debt approach. At September 30, 2008, our leverage ratio was 0.9:1.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2007	2008	2007	2008
Cash flow from operations	$156.6	$141.3	$227.5	$199.0
Interest expense, net of non-cash items(1)	16.5	16.3	50.3	52.1
Current tax provision	18.0	8.4	47.0	34.2
Income from equity method investments, net of distributions(2)	2.3	2.2	(6.8)	(10.0)
Changes in assets and liabilities and other adjustments(3)	(94.8)	(85.4)	(32.7)	(14.3)

EBITDA(4)	$98.6	$82.8	$285.3	$261.0

    (1)
    Non-cash items represent amortization of issuance costs and interest accretion ($1.5 million and $1.4 million for the three months ended September 30, 2007 and 2008, respectively, and $4.4 million and $3.4 million for the nine months ended September 30, 2007 and 2008, respectively).

    (2)
    Distributions from equity method investments were $10.6 million and $16.0 million for the three months ended September 30, 2007 and 2008, respectively, and $41.3 million and $65.4 million for the nine months ended September 30, 2007 and 2008, respectively.

    (3)
    Other adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income to net cash flow from operating activities.

    (4)
    The definition of EBITDA is presented in Note 2 on page 28.

        We meet our cash requirements through cash generated by operating and financing activities. Our principal uses of cash in the nine months ended September 30, 2008 were to make distributions to Affiliate managers and repurchase shares of our common stock. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        We have a cash management program that enables our Affiliates to invest their excess cash with us to achieve a competitive rate of return. At September 30, 2008, our Affiliates had invested approximately $74.4 million with us in this program. These investments are eliminated for accounting purposes and are not reflected on our Consolidated Balance Sheet.

Senior Bank Debt

        On November 27, 2007, we entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, we increased its current borrowing capacity to $1.0 billion, comprised of a $770.0 million revolving credit facility (the "Revolver") and a $240.0 million term loan (the "Term Loan"). All other terms of the Facility remain unchanged. We pay interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Facility by up to an additional $175.0 million.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us. We had outstanding borrowings under the Facility of $519.5 million and $240.0 million at December 31, 2007 and September 30, 2008, respectively.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of September 30, 2008, $50.8 million principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.89) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of our common stock, the zero coupon convertible notes may be convertible in certain future periods.

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

2008 Senior Convertible Notes

        In August 2008, we issued $460 million of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. Each security is convertible into 7.9586 shares of our common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of its common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require us to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. We may redeem the notes for cash at any time on or after August 15, 2013.

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $9.6 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if our common stock is trading above certain thresholds at the time of the conversion of the notes.

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

Forward Equity Sale Agreement

        In May 2008, we entered into a forward equity sale agreement under which we may sell up to $200 million of our common stock to a major securities firm, with the timing of sales at our discretion. Through September 30, 2008, we have agreed to sell approximately $120 million under this agreement at a weighted average price of $97.06. We can settle these forward sales at any time prior to December 19, 2009.

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

        During the first quarter of 2008, we entered into a series of treasury rate lock contracts with a notional value of $250 million. These contracts were settled in the second quarter of 2008, and we received $8.2 million. Each contract was designated and qualified as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging

Activities" ("FAS 133"). We believe the settlement amount, net of taxes, continues to qualify as a cash flow hedge and, accordingly, the gain remains in accumulated other comprehensive income.

Purchases of Affiliate Equity

        Many of our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions at the time the right is exercised, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of September 30, 2008, the aggregate amount of these payments would have totaled approximately $1,201.5 million. In the event that all such transactions were consummated, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of September 30, 2008, this amount would represent approximately $167.5 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases.

Operating Cash Flow

        Cash flow from operating activities generally represents net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital. The decrease for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, resulted principally from increased settlements of minority interest and accrued liabilities, of $79.9 and $38.3 million, respectively, partially offset by an increase in collections of investment advisory fees receivables of $63.3 million.

Investing Cash Flow

        The net cash flow used in investing activities increased $82.9 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This was primarily the result of an increase of $86.8 million related to investments in Affiliates, partially offset by a decrease of $3.3 million in the purchases of fixed assets.

        We may make payments in connection with our future investments. We are also contingently liable, upon achievement of specified financial targets, to make additional purchase payments. While no such payments were made during the third quarter of 2008, we made such payments of $60,500 during the nine months ended September 30, 2008.

Financing Cash Flow

        Net cash flows from financing activities increased $291.4 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. This was primarily as a result of our $460 million issuance of senior convertible notes, partially offset a net decrease of $268.5 million of borrowings under out credit facility.

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

        During the second quarter, we entered into a forward equity sale agreement under which may sell up to $200 million of our common stock to a major securities firm, with the timing of sales at our discretion. Through September 30, 2008, we have agreed to sell approximately $120 million under this agreement at a weighted average price of $97.06 per share. We can settle these forward sales at any time prior to December 19, 2009.

        In August 2008, we issued $460 million of senior convertible notes. The senior convertible notes bear interest at 3.95%, payable semi-annually in cash. Each security is convertible into 7.9586 shares of our common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of our common stock, or some combination thereof. The holders of the senior convertible notes may require us to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. We may redeem the notes for cash at any time on or after August 15, 2013.

Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2008:

		Payments Due
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
(in millions)
Senior bank debt	$240.0	$6.5	$77.8	$155.7	$—
Senior convertible securities	1,049.5	—	36.7	36.3	976.5
Junior convertible trust preferred securities(1)	1,969.4	10.3	82.1	82.1	1,794.9
Purchase of Affiliate equity(2)	1,201.5	18.6	529.7	226.9	426.3
Leases	107.3	5.1	39.0	27.4	35.8
Other liabilities(3)	14.7	1.5	12.9	0.3	—

Total	$4,582.4	$42.0	$778.2	$528.7	$3,233.5

(1)
As more fully discussed on page 34, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)
Purchases of Affiliate equity reflect estimates of our conditional purchases of additional equity in our Affiliates and assume that all conditions to such purchases are met and that such purchases will all be effected on the date that they are first exercisable. As described previously, these purchases may occur in varying amounts over the next 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. Additionally, in many instances we have the discretion to settle these purchases with our common stock. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. As one measure of the potential magnitude of such purchases, assuming that all such purchases had been effected as of September 30, 2008, the aggregate purchase amount would have totaled approximately $1,201.5 million. Assuming the closing of such additional purchases, we would own the cash flow distributions attributable to the additional equity purchased, estimated to be approximately $167.5 million on an annualized basis as of September 30, 2008.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 13 to the Consolidated Financial Statements). This table does not include liabilities for uncertain tax positions ($23.4 million as of September 30, 2008) as we cannot predict when such liabilities will be paid.

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

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests, and transactions between controlling interest and minority interest holders may be accounted for within stockholders' equity. We will adopt FAS 160 in the first quarter of 2009 and are currently evaluating the impact that this standard may have on our financial statements.

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active" ("FSP FAS 157-3"), which applies to financial assets that are required or permitted to be measured at fair value in accordance with FAS 157. FSP FAS 157-3 clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption did not have a significant impact on our financial position or results of operations, nor did it have a significant impact on the valuation techniques we use in measuring the fair value of our financial assets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the nine months ended September 30, 2008. Please refer to Item 7A in our 2007 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

        There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1-31, 2008	100,000	$80.72	100,000	1,431,806
August 1-31, 2008	—	—	—	1,431,806
September 1-30, 2008	157,100	$79.72	157,100	1,274,706

Total	257,100	$80.11	257,100	1,274,706

(1)
As of November 6, 2008, there were 1,084,706 shares that could be purchased under our share repurchase programs.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 10, 2008
/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture related to the 3.95% Convertible Senior Notes due 2038, dated as of August 6, 2008 between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2008, Commission file number 001-13459).
10.1	Distribution Agency Agreement, dated May 7, 2008, by and between the Company and Banc of America Securities LLC
10.2	Confirmation Letter Agreement, dated May 7, 2008, by and between the Company and Bank of America, N.A.
10.3	Confirmation Letter Agreement, dated August 15, 2008, by and between the Company and Bank of America, N.A.
10.4	Letter Agreement amending terms of August 15, 2008 Confirmation Letter, dated September 24, 2008, by and between the Company and Bank of America, N.A.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONS OLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX