Form 10-K
period 2008-12-31
AFFILIATED MANAGERS GROUP INC
filed 2009-03-02
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $90.06 on that date on the New York Stock Exchange, was $3,640,691,261. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the registrant's common stock are affiliates. There were 41,067,763 shares of the registrant's common stock outstanding on February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 2, 2009 are incorporated by reference into Part III.

FORM 10-K

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

Investment Management Operations

        Through our Affiliates, we manage approximately $170.1 billion in assets (as of December 31, 2008) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        A summary of selected financial data attributable to our operations follows:

(dollars in millions, except as noted)	2006	2007	2008
Assets under management (in billions)(1)
Mutual Fund	$58.2	$62.2	$34.7
Institutional	154.7	180.4	109.4
High Net Worth	28.2	32.2	26.0

Total	$241.1	$274.8	$170.1

Revenue(2)
Mutual Fund	$501.7	$558.3	$456.2
Institutional	514.8	645.6	559.8
High Net Worth	153.9	166.0	142.2

Total	$1,170.4	$1,369.9	$1,158.2

Net Income(3)
Mutual Fund	$68.0	$72.5	$45.6
Institutional	65.8	87.9	(21.0)
High Net Worth	17.5	21.6	(1.4)

Total	$151.3	$182.0	$23.2

EBITDA(3)(4)
Mutual Fund	$138.2	$153.9	$110.9
Institutional	162.3	211.3	183.0
High Net Worth	41.6	53.0	41.4

Total	$342.1	$418.2	$335.3

(1)
Balances as of December 31.

(2)
In 2006, 2007 and 2008, revenue attributable to clients domiciled outside the U.S. was approximately 15%, 18% and 19%, respectively.

(3)
Note 27 to the Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results. For purposes of our distribution channel operating results, expenses not incurred directly by Affiliates have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        Utilizing Managers' distribution, sales, client service and back-office capabilities, our Affiliates are provided access to the Mutual Fund wholesale distribution channel and wrap sponsor platforms. Managers offers Affiliates a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms. Within this distribution channel, Managers is presently servicing and distributing approximately 35 mutual funds, including funds managed by nine Affiliates.

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

        Our institutional investment products are distributed by over 70 sales and marketing professionals who develop new institutional business through direct sales efforts and established relationships with pension consultants. Our efforts are designed to ensure that our Affiliates' products and services successfully address the specialized needs of their clients and are responsive to the evolving demands of the marketplace and provide our Affiliates with resources to improve sales and marketing materials, network with the pension consultant and plan sponsor communities, and further expand and establish new distribution alternatives.

        We continue to work with our Affiliates in executing and enhancing their marketing and client service initiatives by expanding our global distribution platform. Our global distribution platform now includes offices in Sydney, serving institutional investors in Australia and New Zealand, as well as London, serving institutional investors in the Middle East and Europe. AMG's Affiliates currently manage more than $50 billion in assets for non-U.S. clients in more than 25 countries, including Australia, Brazil, Canada, Germany, Japan, Luxembourg, the Netherlands, Singapore, the United Arab Emirates and the United Kingdom.

High Net Worth Distribution Channel

        The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, which are generally brokerage firms or other sponsors. Our Affiliates provide investment management services through approximately 100 managed account and wrap programs.

        We have undertaken several initiatives to provide our Affiliates with enhanced managed account distribution and administration capabilities. Within our High Net Worth distribution channel, Managers is presently distributing approximately 35 investment products managed by eight Affiliates. Managers distributes single and multi-manager separate account products and mutual funds through brokerage firms.

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

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to participate in the growth of their firm's revenue, which may increase their compensation from both the Operating Allocation and the Owners' Allocation. These arrangements also provide incentives to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation. As one measure of these incentives, in 2008, approximately $381.8 million of compensation and profits were allocated to our Affiliate managers (reported in Compensation expense and Minority interest).

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority interest, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

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

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management as of December 31, 2008.

	Assets under Management	Percentage of Total
	(in billions)
Distribution Channel:
Mutual Fund	$34.7	21%
Institutional	109.4	64%
High Net Worth	26.0	15%

Total	$170.1	100%

Asset Class:
Equity(1)	$115.5	68%
Alternative(2)	37.3	22%
Fixed Income	17.3	10%

Total	$170.1	100%

Geography(3)
Domestic	$80.3	47%
Global/International	78.0	46%
Emerging Markets	11.8	7%

Total	$170.1	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes multi-strategy, market neutral equity and hedge products.

(3)
The geography of a particular investment product describes the general location of its investment holdings.

Prospective Affiliates

        AMG's target investment universe includes more than 1,800 investment management firms globally, and we have established relationships with approximately 800 of these firms. This group of boutique asset management firms includes independently owned firms, as well as asset management subsidiaries of larger organizations and strategic distribution firms located in the U.S. and around the world. We believe that demographic trends will continue to create a number of transaction opportunities as the founders of independent firms experience a need for partnership transition and succession planning, or otherwise seek a degree of diversification and additional resources to pursue their growth strategy, while the investment universe will also increase through divestitures by certain competitors, such as private equity firms, sovereign wealth funds and larger financial organizations.

        We are well positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, as well as substantial experience and expertise in structuring and negotiating transactions. In addition, AMG has a strong reputation as an effective partner to our existing Affiliates, and is recognized as an innovative, supportive institutional partner for the highest quality boutique asset management firms.

Competition

        In each of our three principal distribution channels, we and our Affiliates compete with a large number of other domestic and foreign investment management firms, as well as subsidiaries of larger financial organizations. In comparison to us and our Affiliates, these firms may have significantly greater financial, technological and marketing resources, captive distribution and greater assets under management and many offer an even broader array of investment products and services. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms to compete with our Affiliates, especially in the Institutional distribution channel. We believe that the most important factors affecting our ability to compete for clients in our three principal distribution channels are the:

  •
  performance records, investment style and discipline and reputation of our Affiliates and their management teams, as well as their ability to attract and retain high quality investment professionals;

  •
  depth and continuity of client relationships;

  •
  diversity of products offered;

  •
  level of client service offered;

  •
  strong business relationships with the major intermediaries who currently distribute our products; and

  •
  development and marketing of new investment strategies and ability to access opportunities to meet the changing needs of investors.

        The relative importance of each of these factors can vary depending on the distribution channel and the type of investment management service involved, as well as general market conditions. Each Affiliate's ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks or peer groups, or if key personnel leave the Affiliate. The ability of each Affiliate to compete with other investment management firms also depends, in part, on the relative attractiveness of its investment philosophies and methods under then-prevailing market trends.

        A component of our growth strategy is the acquisition of equity interests in additional high-quality boutique investment management firms. In seeking to acquire such equity interests, we compete with a number of acquirers of investment management firms, including other investment management companies, private equity firms, sovereign wealth funds and larger financial organizations. Many of these competitors have longer operating histories and greater financial and strategic resources than we do, which may make our competitors more attractive to the owners of the firms in which we are considering an investment and may have a lower cost of capital and access to funding sources that are not available to us. We believe that important factors affecting our ability to compete for future investments are the:

  •
  degree to which target firms view our investment structure as preferable, financially, operationally or otherwise, to acquisition or investment arrangements offered by other potential purchasers; and

  •
  reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.

Government Regulation

        Our Affiliates' businesses are subject to complex and extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and various non-U.S. regulatory authorities. As we expand our operations through our international distribution initiatives, we are also subject to non-U.S. regulatory authorities. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations, and could require that we incur substantial cost or curtail our investment operations or offerings. Regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates and any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damages, and potentially have an adverse effect on the price of our common stock. Recent global financial developments have produced calls for more stringent regulation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur which could adversely affect our business.

Regulation in the United States

        A majority of our Affiliates are registered as investment advisors with the U.S. Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The Investment Advisers Act and its related regulations require registered investment advisors to comply with numerous disclosure and other obligations, including implementation of compliance programs, operational procedures and controls. Moreover, many of our Affiliates act as advisors or sub-advisors to mutual funds, which are registered as investment companies with the U.S. Securities and Exchange Commission pursuant to the Investment Company Act of 1940, as amended (the "1940 Act").

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

        Our Affiliates are also subject to various other federal laws and regulations as well as the securities and fiduciary laws of various states, and certain self regulatory organizations, depending on the nature of business activities.

Regulation Outside the United States

        We and our Affiliates are also subject to the laws of other non-U.S. jurisdictions and non-U.S. regulatory agencies depending on the nature and scope of business activities or place of business in the various jurisdictions (including serving as advisors to public and privately offered funds which are organized under non-U.S. jurisdictions). Regulatory agencies outside of the U.S. have broad and varied supervisory and disciplinary powers, including, among other things, to require licensing and authorization to carry on a regulated business, or to require licensing or registration of individual employees, and may require the adoption or implementation of certain compliance policies and requirements, operational procedures and disclosures. Regulators may also impose restrictions on the manner and scope of our or our Affiliate's ability to do business in the particular jurisdiction. Regulations imposed by one jurisdiction may be different than those imposed by the U.S., or another jurisdiction.

Employees and Corporate Organization

        As of December 31, 2008, we employed approximately 80 persons and our Affiliates employed approximately 1,600 persons, the substantial majority of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

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

        The capital markets have recently been experiencing unprecedented levels of volatility. The decline in global market conditions has resulted, and may continue to result in, decreases in the level of our Affiliates' assets under management due, in large part, to the significant declines in the value of securities, as well as a global decrease in assets invested in the equity markets. Since our assets under management are principally concentrated in equity products, our results are particularly susceptible to downturns in the equity markets.

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

        The success of our investment program will depend upon our ability to find suitable firms in which to invest, our ability to negotiate agreements with such firms on acceptable terms, our ability to issue common stock to raise capital and our ability to access additional forms of capital necessary to finance such transactions. We cannot be certain that we will be successful in finding or investing in such firms or that they will have favorable operating results following our investment, which could have an adverse effect on our business, financial condition and results of operations.

Our financial results could be adversely affected by the performance of other financial institutions.

        We and our Affiliates routinely execute transactions with various counterparties in the financial services industry. The recent decline in market conditions has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. We and our Affiliates may be exposed to such risk in the event that a counterparty with whom we transact defaults on its obligations, or other unrelated systemic failures in the markets.

Historically, equity markets and our common stock have been volatile.

        The market price of our common stock historically has experienced and may continue to experience volatility, and the broader equity markets have experienced and may again experience significant price and volume fluctuations. In recent months, the declines in the equity markets have reached unprecedented levels. These declines have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and has, and may continue to, adversely affect the price of our common stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our Affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.

Our Affiliates' businesses are highly regulated.

        Many aspects of our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. We cannot ensure that our Affiliates will fulfill all applicable regulatory requirements. If we or any of our Affiliates were to be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and financial condition even if we (or our Affiliates) were found not to have committed any violation of the securities laws or other misconduct. The failure of any Affiliate to satisfy regulatory requirements could subject that Affiliate to sanctions that might materially impact the Affiliate's business and our business. Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, could occur without notice and have a material adverse impact on our profitability and mode of operations. Recent global financial developments have produced calls for more stringent regulation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur which could adversely affect our business, our access to capital and the market for our common stock.

Our international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        We and some of our Affiliates operate offices or advise clients outside of the United States, and several affiliated investment management firms are based outside the United States. Accordingly, we and our current and any prospective affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other foreign risks may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

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

        The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities and entered into contracts that may result in the issuance of our common stock upon the occurrence of certain events. As of December 31 2008, approximately 9.9 million shares remain issuable under the terms of our convertible securities and our forward sale agreement. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Consequently, any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms will require additional capital. We may also need to repurchase some or all of our outstanding zero coupon senior convertible notes or our 3.95% convertible senior notes. We are contingently liable to make additional purchase payments upon the achievement of specified financial targets in connection with certain of our prior acquisitions and we have obligations to purchase additional equity in existing Affiliates, which obligations may be triggered from time to time. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. These financing activities could increase our interest expense, decrease our net income and dilute the interests of our existing stockholders. Moreover, we may not be able to obtain such financing on acceptable terms, if at all.

        Our access to additional capital, and the cost of capital we are able to access, also depends significantly on our credit rating. A reduction in our credit rating could increase our borrowing costs and may limit our access to the capital markets.

        Repurchase Obligations under Zero Coupon Senior Convertible Notes.    In May 2001, we issued $251 million aggregate principal amount at maturity of zero coupon senior convertible notes due 2021. As of December 31, 2008, $50.1 million principal amount at maturity of zero coupon convertible notes remains outstanding. In May 2011 and 2016, the remaining holders may require us to repurchase all or a portion of the outstanding zero coupon senior convertible notes at their accreted value.

        Cash Payment Obligation under our 3.95% Convertible Senior Notes.    We currently have outstanding $460 million aggregate principal amount of 3.95% convertible senior notes due 2038. Every five years, commencing on August 15, 2013, the holders may require us to repurchase all or a portion of the outstanding 3.95% convertible senior notes at a purchase price equal to 100% of the principal amount, plus any accrued and unpaid interest.

        Senior Credit Facility.    In November 2007, we entered into an amended and restated credit facility. During the third quarter of 2008, we increased our borrowing capacity to $1.01 billion, comprised of a $770 million revolving credit facility and a $240 million term loan. We have used our credit facility in the past, and we may do so again in the future, to fund investments in new and existing Affiliates, refinance other indebtedness, repurchase stock and fund working capital. As of December 31, 2008, we had $233.5 million outstanding under our credit facility.

        Our credit facility will mature in February 2012. While we intend to obtain a new credit facility prior to that time, we may not be able to obtain financing on terms comparable to our current credit facility. Our failure to do so could increase our interest expense, decrease our net income and adversely affect our ability to fund new investments and otherwise use our credit facility as described above. We may borrow under our credit facility only if we continue to meet certain financial tests, including the leverage and interest ratios described below. In addition, our credit facility contains provisions for the benefit of our lenders that restrict the manner in which we can conduct our business, that may adversely affect our ability to make investments in new and existing Affiliates and that may have an adverse impact on the interests of our stockholders. Because indebtedness under our credit facility bears interest at variable rates, in the event we have indebtedness outstanding under our credit facility, increases in interest rates may increase our interest expense, which could adversely affect our cash flow, our ability to meet our debt service obligations and our ability to fund future investments. Although from time to time we are party to interest rate hedging contracts designed to offset a portion of our exposure to interest rate fluctuations, we cannot be certain that this strategy will be effective.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA of 3.5x. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach as described on page 30. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0x. For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA.

        As of December 31, 2008, we were in full compliance with the terms of our credit facility. While continued material declines in the equity markets could negatively impact our EBITDA and, in turn, our ability to comply with our covenants, our holding company cash resources are sufficient to repay the balance outstanding under our credit facility.

        Contingent Purchase Payments.    In connection with our investments in certain of our Affiliates, we are contingently liable, upon achievement of specified financial targets, to make additional purchase payments of up to $232 million through 2012.

        Purchase of Additional Equity in Our Affiliates.    Many of our agreements provide Affiliate managers a conditional right that enables them to require us to purchase additional ownership interests in our Affiliates in certain circumstances and from time to time. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. In connection with these purchases, we may face the financing risks described above, including our ability to access capital.

We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations.

        At December 31, 2008, our total assets were approximately $3.2 billion, of which approximately $1.7 billion were intangible assets, and approximately $0.7 billion were equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. Acquired client relationships with definite lives are being amortized, or written off, over a weighted average period of 10 years. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our results of operations. In the fourth quarter of 2008, we recognized a non-cash charge of $150.0 million to reduce the carrying value of certain equity method Affiliates to fair value.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2007 for the periods indicated.

	High	Low
2007
First Quarter	$119.78	$103.00
Second Quarter	131.84	106.70
Third Quarter	135.02	98.67
Fourth Quarter	136.51	114.15
2008
First Quarter	$118.36	$77.59
Second Quarter	108.36	88.42
Third Quarter	114.91	72.51
Fourth Quarter	85.00	17.93

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on February 25, 2009 was $38.30. As of February 25, 2009, there were 26 stockholders of record.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2008	190,000	$57.58	190,000	1,084,706
November 1-30, 2008	—	—	—	1,084,706
December 1-31, 2008	—	—	—	1,084,706

Total	190,000	$57.58	190,000	1,084,706

(1)
Notes 21 and 22 to the Consolidated Financial Statements provide additional detail with respect to our share repurchase programs.

(2)
As of February 25, 2009, there were 1,084,706 shares that could be purchased under our share repurchase programs.

Item 6.    Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except as indicated and per share data)
Statement of Income Data
Revenue	$659,997	$916,492	$1,170,353	$1,369,866	$1,158,217
Net Income	77,147	119,069	151,277	181,961	23,170
Earnings per share—diluted(1)	2.02	2.81	3.70	4.55	0.57
Average shares outstanding—diluted	39,645	44,690	43,670	42,399	40,873
Other Financial Data
Assets under Management (in millions)	$129,802	$184,310	$241,140	$274,764	$170,145
Cash Flow from (used in):
Operating activities	$177,886	$204,078	$301,003	$326,654	$255,676
Investing activities	(478,266)	(82,029)	(165,079)	(580,755)	(189,411)
Financing activities	215,243	(122,267)	(75,082)	272,548	109,747
EBITDA(2)	186,434	267,463	342,118	418,229	335,311
Cash Net Income(3)	126,475	186,103	222,454	258,749	221,962
Balance Sheet Data
Total assets(4)	$1,933,421	$2,321,636	$2,665,920	$3,395,705	$3,246,370
Intangible assets(4)	1,328,976	1,576,941	1,679,293	1,726,989	1,734,991
Equity investments in Affiliates(4)	252,597	301,476	293,440	842,490	678,887
Affiliate investments in partnerships(5)	4,594	5,079	108,350	134,657	68,789
Minority interest in Affiliate investments in partnerships(5)	—	—	104,096	127,397	65,465
Senior debt(6)	126,750	241,250	365,500	519,500	233,514
Senior convertible securities(7)	423,958	424,232	413,358	378,083	507,146
Mandatory convertible securities	300,000	300,000	300,000	300,000	—
Junior convertible trust preferred securities(8)	—	—	300,000	800,000	730,820
Other long-term obligations(9)	155,565	202,772	229,793	290,538	258,843
Stockholders' equity(10)	707,692	817,381	499,222	469,202	1,092,560

(1)
Earnings per share-diluted for 2006 and 2007 are $0.04 and $0.03 lower, respectively, than amounts previously reported as the anti-dilutive effect of certain convertible securities had been incorrectly included in prior calculations. These changes were not material to our financial position or results of operations.

(2)
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

(5)
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

(6)
Senior debt consists of outstanding borrowings under our credit facility and, through November 2006, our senior notes due 2006.

(7)
Senior convertible securities consists of our zero coupon senior convertible notes, our floating rate senior convertible securities (through February 2008) and our 2008 senior convertible notes, which were issued in August 2008.

(8)
In 2006 and 2007, we completed private placements of junior convertible trust preferred securities of $300 million and $500 million, respectively.

(9)
Other long-term obligations consist principally of deferred income taxes and payables to related parties.

(10)
During 2006 and 2007, we repurchased $537,777 and $426,479 of our common stock, respectively.

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

        Through our Affiliates, we manage approximately $170.1 billion in assets (as of December 31, 2008) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

  •
  The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, generally brokerage firms or other sponsors. Our Affiliates provide investment management services through approximately 100 managed account and wrap programs.

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

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to participate in the growth of their firm's revenue, which may increase their compensation from both the Operating Allocation and the Owners' Allocation. These arrangements also provide incentives to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation. As one measure of these incentives, in 2008, approximately $381.8 million of compensation and profits were allocated to our Affiliate managers (reported in Compensation expense and Minority interest).

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority interest, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $28.6 billion of assets under management (as of December 31, 2008), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a minority interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $44.2 billion as of December 31, 2008) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Assets under Management

Statement of Changes (in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2005	$50.3	$109.3	$24.7	$184.3
Net client cash flows	0.4	18.5	0.5	19.4
New investments(1)	0.6	11.1	0.2	11.9
Investment performance	6.9	16.1	3.4	26.4
Other(2)	—	(0.3)	(0.6)	(0.9)

December 31, 2006	58.2	154.7	28.2	241.1
Net client cash flows	(0.2)	0.7	(0.9)	(0.4)
New investments(1)	—	8.8	2.0	10.8
Investment performance	4.6	15.9	3.9	24.4
Other(2)	(0.4)	0.3	(1.0)	(1.1)

December 31, 2007	62.2	180.4	32.2	274.8
Net client cash flows	(4.1)	(14.3)	(1.4)	(19.8)
New investments(1)	—	0.8	6.6	7.4
Investment performance	(23.0)	(53.4)	(9.8)	(86.2)
Other(2)	(0.4)	(4.1)	(1.6)	(6.1)

December 31, 2008	$34.7	$109.4	$26.0	$170.1

(1)
In 2006, we completed a new Affiliate investment in Chicago Equity Partners. In 2007, we completed new investments in ValueAct and BlueMountain. In 2008, we completed a new investment in Gannett Welsh and Kotler.

(2)
Other includes assets under management attributable to Affiliate product closings and transfers of our interest in certain Affiliated investment management firms.

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

(in millions, except as noted)	2006	2007	% Change	2008	% Change
Average assets under management (in billions)(1)
Mutual Fund	$54.4	$61.9	14%	$50.8	(18)%
Institutional	125.1	168.9	35%	148.8	(12)%
High Net Worth	26.8	30.5	14%	28.5	(7)%

Total	$206.3	$261.3	27%	$228.1	(13)%

Revenue(2)
Mutual Fund	$501.7	$558.3	11%	$456.2	(18)%
Institutional	514.8	645.6	25%	559.8	(13)%
High Net Worth	153.9	166.0	8%	142.2	(14)%

Total	$1,170.4	$1,369.9	17%	$1,158.2	(15)%

Net Income(2)
Mutual Fund	$68.0	$72.5	7%	$45.6	(37)%
Institutional	65.8	87.9	34%	(21.0)	(124)%
High Net Worth	17.5	21.6	23%	(1.4)	(106)%

Total	$151.3	$182.0	20%	$23.2	(87)%

EBITDA(2)(3)
Mutual Fund	$138.2	$153.9	11%	$110.9	(28)%
Institutional	162.3	211.3	30%	183.0	(13)%
High Net Worth	41.6	53.0	27%	41.4	(22)%

Total	$342.1	$418.2	22%	$335.3	(20)%

(1)
Assets under management attributable to investments that were completed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. Average assets under management includes assets managed by affiliated investment management firms that we do not consolidate for financial reporting purposes of $39.1 billion, $53.7 billion and $59.6 billion for 2006, 2007 and 2008, respectively.

(2)
Note 27 to the Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. As discussed in Note 1 to the Consolidated Financial Statements, we are required to use the equity method of accounting for certain investments and as such do not consolidate their revenue for financial reporting purposes. Our share of profits from these investments is reported in "Income from equity method investments" and is therefore reflected in Net Income and EBITDA.

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

        Our revenue decreased $211.7 million (or 15%) in 2008 from 2007, primarily as a result of a 13% decrease in average assets under management. The decrease in average assets under management resulted principally from investment performance and negative net client cash flows.

        The increase in revenue of $199.5 million (or 17%) in 2007 from 2006 resulted principally from a 27% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance in 2006 and 2007, net client cash flows in 2006 and, to a lesser extent, our 2006 investment in a new Affiliate. The increase in revenue was proportionately less than the growth in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The decrease in revenue of $102.1 million (or 18%) in the Mutual Fund distribution channel in 2008 from 2007 resulted from an 18% decrease in average assets under management. The decrease in average assets under management resulted principally from investment performance.

        The increase in revenue of $56.6 million (or 11%) in 2007 from 2006 resulted principally from a 14% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance.

  Institutional Distribution Channel

        The decrease in revenue of $85.8 million (or 13%) in the Institutional distribution channel in 2008 from 2007 resulted principally from a 12% decrease in average assets under management. The decrease in average assets under management resulted principally from investment performance and negative net client cash flows.

        Our revenue increased $130.8 million (or 25%) in 2007 from 2006, primarily as a result of a 35% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance in 2006 and 2007, net client cash flows in 2006 and, to a lesser extent, our 2006 investment in a new Affiliate. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate revenue or expenses of such Affiliates.

  High Net Worth Distribution Channel

        The decrease in revenue of $23.8 million (or 14%) in the High Net Worth distribution channel in 2008 from 2007 resulted principally from a 7% decrease in average assets under management. The decrease in average assets under management resulted principally from investment performance, partially offset by our 2008 investment in a new Affiliate. The decrease in revenue was proportionately greater than the decrease in assets under management as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

        Our revenue increased $12.1 million (or 8%) in 2007 from 2006 primarily as a result of a 14% increase in average assets under management. The increase in average assets under management resulted principally from positive investment performance. The increase in revenue was proportionately less than the increase in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates, and increases in assets under management that realize a comparatively lower fee rate.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

(in millions)	2006	2007	% Change	2008	% Change
Compensation and related expenses	$472.4	$579.4	23%	$516.9	(11)%
Selling, general and administrative	184.0	198.0	8%	200.1	1%
Amortization of intangible assets	27.4	31.7	16%	33.9	7%
Depreciation and other amortization	8.7	10.4	20%	12.8	23%
Other operating expenses	23.9	18.8	(21)%	26.4	40%

Total operating expenses	$716.4	$838.3	17%	$790.1	(6)%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During 2008, approximately $216.6 million, or about 42% of our consolidated compensation expense, was attributable to our Affiliate managers. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased 11% in 2008 and increased 23% in 2007. The decrease in 2008 was primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate decreases in revenue and accordingly, reported lower compensation expense. This decrease was also attributable to a $5.8 million decrease in holding company incentive compensation. These decreases were partially offset by an increase in share-based compensation of $44.9 million, including $38.7 million related to senior management's surrender of stock options for no consideration (accounting standards require that, although no benefits were realized by senior management in connection with the option surrender, the remaining Black-Scholes compensation expense associated with these options must be reported in the period they were forfeited).

        The increase in 2007 was primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate increases in revenue and accordingly, reported higher compensation expense. The increase was also related to a $13.4 million increase in aggregate Affiliate expenses from our new investment. In 2007, the increase in compensation was proportionately greater than the increase in revenue because of an increase in revenue at Affiliates with higher Operating Allocations. Unrelated to the changes in revenue, the increase was also attributable to a $7.4 million increase in share-based compensation.

        Selling, general and administrative expenses were essentially flat in 2008. Increases of $13.8 million attributable to one-time Affiliate expenses were offset by Affiliate cost-cutting initiatives and a $10.3 million decrease in sub-advisory and distribution expenses attributable to a decline in assets under management at our Affiliates in the Mutual Fund distribution channel. Selling, general and administrative expenses increased 8% in 2007. This increase was principally a result of the growth in assets under management at our Affiliates in the Mutual Fund distribution channel. Selling, general and administrative expenses also increased in 2007 as a result of $1.0 million of expenses related to our global distribution initiatives. These increases were partially offset by a $6.7 million decrease in aggregate Affiliate expenses from the transfer of our interests in certain Affiliates during 2006 and 2007.

        Amortization of intangible assets increased 7% in 2008 and 16% in 2007, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates in recent periods.

        Depreciation and other amortization increased 23% in 2008 and 20% in 2007. These increases were principally attributable to spending on depreciable assets in recent periods, as well as our investments in new Affiliates.

        Other operating expenses increased 40% in 2008, principally as a result of a loss realized on the transfer of Affiliate interests, partially offset by an increase in income from Affiliate investments in marketable securities. Other operating expenses decreased 21% in 2007 principally as a result of a gain realized upon the transfer of Affiliate interests during 2007 as well as a $0.8 million recovery of Affiliate expenses that previously reduced our share of Owners' Allocation. These decreases were partially offset by a $0.7 million increase in aggregate Affiliate expenses from our 2006 investment in Chicago Equity Partners.

Other Income Statement Data

        The following table summarizes non-operating income and expense data:

(in millions)	2006	2007	% Change	2008	% Change
Income (loss) from equity method investments	$38.3	$58.2	52%	$(97.1)	N.M. (1)
Investment and other income	16.9	17.1	1%	43.7	156%
Investment income (loss) from Affiliate investments in partnerships	3.4	38.9	1,044%	(63.4)	N.M. (1)
Minority interest in Affiliate investments in partnerships	3.4	38.1	1,021%	(60.5)	N.M. (1)
Minority interest	212.5	242.0	14%	193.7	(20)%
Interest expense	58.8	76.9	31%	73.9	(4)%
Income tax expense	86.6	106.9	23%	20.9	(80)%

(1)
Percentage change is not meaningful.

        Income (loss) from equity method investments consists of our share of income (loss) from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income (loss) from equity method investments decreased substantially in 2008, principally as a result of a $150.0 million non-cash charge to reduce the carrying value of certain Affiliates accounted for under the equity method of accounting to their fair value, as well as decreases in assets under management and revenue attributable to Affiliates that are accounted for under the equity method of accounting. Income from equity method investments increased 52% in 2007 principally as a result of increases in assets under management and revenue attributable to Affiliates that are accounted for under the equity method of accounting, including investments in new Affiliates.

        Investment and other income increased 156% in 2008, principally from a net gain of $43.3 million realized on the repurchase of a portion of our junior convertible trust preferred securities and a gain of $8.2 million realized on the settlement of interest rate derivative contracts. These gains were partially offset by a decrease in Affiliate investment earnings as well as $2.0 million of expenses incurred from the settlement of our 2004 mandatory convertible securities and the conversion of our floating rate senior convertible securities. Investment and other income increased 1% in 2007, principally from an increase in Affiliate investment earnings.

        As discussed in Note 1 to the Consolidated Financial Statements, Investment income (loss) from Affiliate investments in partnerships and Minority interest in Affiliate investments in partnerships relate to the consolidation of certain investment partnerships in which our Affiliates serve as the general partner. We are required to consolidate certain Affiliate investment partnerships (including interests in the partnerships in which we do not have ownership rights) in our consolidated financial statements. For 2008 and 2007, the income (loss) from Affiliate investments in partnerships was $(63.4) million and $38.9 million, respectively, which was principally attributable to investors who are unrelated to us.

        Minority interest decreased 20% in 2008 and increased 14% in 2007. These changes were principally as a result of the previously discussed changes in revenue. In 2008, the decrease in minority interest was proportionately greater than the decrease in revenue as a result of the decrease in Affiliate investment income.

        Interest expense decreased 4% in 2008, principally attributable to a $25.9 million decrease resulting from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities and a $7.7 million decrease in the cost of our senior bank debt resulting from a decline in LIBOR interest rates. These decreases were partially offset by a $19.9 million increase from the issuance of our junior convertible trust preferred securities in 2007, and a $7.2 million increase from the issuance of our 2008 senior convertible notes. Interest expense increased 31% in 2007, principally from an increase of $11.5 million related to higher outstanding borrowings under our senior bank debt, $5.4 million from the October 2007 issuance of $500 million of junior convertible trust preferred securities and $3.5 million from the April 2006 issuance of $300 million of junior convertible trust preferred securities. These increases were partially offset by a $3.1 million decrease in interest expense from repayment of our senior notes due 2006.

        Income taxes decreased 80% in 2008 principally as a result of the decrease in net income before taxes of 85%. This decrease was partially offset by an increase in income taxes of $5.3 million related to the one-time revaluation of our deferred tax liabilities as a result of new Massachusetts tax legislation. Income taxes increased 23% in 2007 principally as a result of the increase in net income before taxes of 21%.

Net Income

        The following table summarizes Net Income for the past three years:

(in millions)	2006	2007	% Change	2008	% Change
Net Income	$151.3	$182.0	20%	$23.2	(87)%

        Net Income decreased 87% in 2008, after increasing 20% in 2007. The decrease in 2008 was principally as a result of the decrease in revenue and the loss from equity method investments, and was partially offset by an increase in investment and other income as well as decreases in reported operating, minority interest and tax expenses, as described above. The increase in 2007 was principally as a result of increases in revenue and income from equity method investments, partially offset by increases in reported operating, interest, minority interest and tax expenses, as described above.

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

        Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because these accruals would be used only in the event of a future sale of an Affiliate or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets. Conversely, we do not add back the deferred taxes relating to our floating rate senior convertible securities or other depreciation expenses. We intend to modify our definition of Cash Net Income in 2009 to add back non-cash Affiliate equity expense and non-cash interest expense related to FASB Staff Position APB 14-1 (which is effective in 2009).

        The following table provides a reconciliation of Net Income to Cash Net Income:

(in millions)	2006	2007	2008
Net Income	$151.3	$182.0	$23.2
Intangible amortization	27.4	31.6	33.9
Intangible amortization-equity method investment(1)	9.3	10.4	170.7
Intangible-related deferred taxes	28.8	28.6	(12.8)
Affiliate depreciation	5.7	6.1	7.0

Cash Net Income	$222.5	$258.7	$222.0

(1)
As discussed in Note 1 to the Consolidated Financial Statements, we are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization expenses) in our income statement. Our share of these investments' amortization is reported in "Income (loss) from equity method investments."

        Cash Net Income decreased 14% in 2008 primarily as a result of the decreases in revenue, partially offset by an increase in investment and other income as well as decreases in reported operating, minority interest and tax expenses, as described above. Cash Net Income increased 16% in 2007, primarily as a result of the previously described factors' effect on Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
(in millions)	2006	2007	2008
Balance Sheet Data
Cash and cash equivalents	$201.7	$223.0	$396.4
Senior bank debt	365.5	519.5	233.5
2008 senior convertible notes	—	—	460.0
Zero coupon convertible notes	113.4	78.1	47.1
Floating rate convertible securities	300.0	300.0	—
Mandatory convertible securities	300.0	300.0	—
Junior convertible trust preferred securities	300.0	800.0	730.8
Cash flow data
Operating cash flows	301.0	326.7	255.7
Investing cash flows	(165.1)	(580.8)	(189.4)
Financing cash flows	(75.1)	272.5	109.7
EBITDA(1)	342.1	418.2	335.3

(1)
The definition of EBITDA is presented in Note 4 on page 2.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider mandatory convertible securities or junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash (including prospective proceeds from the settlement of our forward equity sale agreement). As of December 31, 2008, our internal leverage ratio was 1.3:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5x. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0x (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA.

        As of December 31, 2008, we were in full compliance with the terms of our credit facility. While continued material declines in the equity markets could negatively impact our EBITDA and, in turn, our ability to comply with our covenants, our holding company cash resources are sufficient to repay the balance outstanding under our credit facility.

        We are rated BBB- by Standard & Poor's. A downgrade of our credit rating, either as a result of industry or company-specific considerations, would not have a material financial effect on any of our agreements or securities (or otherwise trigger a default).

        In addition to borrowings available under our $770 million revolving credit facility, our current liquidity is augmented by approximately $320 million of holding company cash (including prospective proceeds from the forward equity settlement) and the free cash flow generated by our business. We have no near-term debt maturities.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

(in millions)	2006	2007	2008
Cash flow from operations	$301.0	$326.7	$255.7
Interest expense, net of non-cash items(1)	53.6	70.9	68.5
Current tax provision	55.2	74.6	51.7
Income from equity method investments, net of distributions(2)	1.6	15.0	(6.9)
Changes in assets and liabilities and other adjustments(3)	(69.3)	(69.0)	(33.7)

EBITDA(4)	$342.1	$418.2	$335.3

(1)
Non-cash items represent amortization of issuance costs and interest accretion ($5.2, $6.0 and $5.4 million in 2006, 2007 and 2008, respectively).

(2)
Distributions from equity method investments were $46.0, $53.6 and $80.5 million for 2006, 2007 and 2008, respectively.

(3)
Other adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income to cash flow from operating activities.

(4)
The definition of EBITDA is presented in Note 4 on page 2.

        In 2008, we met our cash requirements primarily through cash generated by operating activities, borrowings of senior debt and the issuance of convertible securities and common stock. Our principal uses of cash were to settle convertible securities, repurchase shares of our common stock, make investments in new and existing Affiliates, repay senior debt and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, the repurchase of debt securities, the repurchase of shares of our common stock and for working capital purposes.

        The following table summarizes our debt obligations and convertible securities as of December 31, 2008:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt
Term Loan	$233.5	2012	(1)
Revolver	—	2012	(1)
Zero Coupon Senior Convertible Notes	47.1	2021	(2)
2008 Senior Convertibles Notes	460.0	2038	(3)
Junior Convertible Trust Preferred Securities	730.8	2036/2037	(4)

(1)
Settled in cash.

(2)
Settled in cash or common stock at our election if holders exercise their May 2011 or 2016 put rights, and in common stock if the holders exercise their conversion rights.

(3)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock at our election if the holders exercise their conversion rights.

(4)
Settled in cash or common stock at our election if the holders exercise their conversion rights.

Senior Bank Debt

        On November 27, 2007, we entered into an amended and restated credit facility (the "Facility"). During the third quarter of 2008, we increased our borrowing capacity to $1.01 billion, comprised of a $770 million revolving credit facility (the "Revolver") and a $240 million term loan (the "Term Loan"). All other terms of the Facility remain unchanged. We pay interest on these obligations at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time) that vary depending on our credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Facility by up to an additional $175 million.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of our capital stock or other equity interests owned by us. As of December 31, 2008, we had $233.5 million outstanding under our Facility.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of December 31, 2008, $50.1 million principal amount at maturity remain outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $53.95) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture; subject to changes in the price of our common stock, the zero coupon convertible notes may not be convertible in certain future periods.

        In 2006, we amended the zero coupon convertible notes. Under the terms of this amendment, we paid interest through May 7, 2008 at a rate of 0.375% per year on the principal amount at maturity of the notes in addition to the accrual of the original issue discount.

2008 Senior Convertible Notes

        In August 2008, we issued $460 million of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. Each security is convertible into 7.959 shares of our common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require us to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. We may redeem the notes for cash at any time on or after August 15, 2013.

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest in an amount greater than our reported interest expense, which will result in annual deferred tax liabilities of approximately $9.6 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if our common stock is trading above certain thresholds at the time of the conversion of the notes.

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

        The 2006 junior convertible trust preferred securities bear interest at 5.1% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share (or a 48% premium to the share price of $101.45 at the time of issuance). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2006 junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of our common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

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

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of our common stock, which represents a conversion price of $200 per share (or a 53% premium to the share price of $130.77 at the time of issuance). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2007 junior convertible trust preferred securities may not be redeemed by us prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of our common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2007 junior convertible trust preferred securities receive all payments due from the trust.

        The 2006 and 2007 junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. We are required to deduct interest in an amount greater than our reported interest expense. In 2009, these deductions will generate deferred taxes of approximately $8.8 million.

        In November 2008, we repurchased $69.2 million aggregate principal amount of the 2007 junior convertible trust preferred securities. We realized a gain of $43.3 million on this transaction, which was reported in Investment and other income. Following the repurchase, these securities were cancelled and retired.

Purchases of Affiliate Equity

        Many of our Affiliate operating agreements provide our Affiliate managers the conditional right to require us to purchase their retained equity interests at certain intervals. These agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. These purchases may occur in varying amounts over a period of approximately 15 years (or longer), and the actual timing and amounts of such purchases (or the actual occurrence of such purchases) generally cannot be predicted with any certainty. These purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions at the time the right is exercised, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2008, the aggregate amount of these payments would have totaled approximately $806.5 million. In the event that all such transactions were consummated, we would own the cash flow distributions attributable to the additional equity interests purchased from our Affiliate managers. As of December 31, 2008, this amount would represent approximately $111.0 million on an annualized basis. We may pay for these purchases in cash, shares of our common stock or other forms of consideration. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. These potential purchases, combined with our other cash needs, may require more cash than is available from operations, and therefore, we may need to raise capital by making borrowings under our Facility, by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these purchases. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50 million of Affiliate equity during 2009 and, in such event, will own the cash flow associated with the equity repurchased.

Other Convertible Securities

        In the first quarter of 2008, we retired two issues of convertible securities, our floating rate senior convertible securities due 2033 ("floating rate convertible securities") and mandatory convertible securities ("2004 PRIDES"). We issued the floating rate convertible securities ($300 million) in 2003 and the 2004 PRIDES ($300 million) in 2004.

        In February 2008, we called the outstanding floating rate convertible securities for redemption at their principal amount plus accrued and unpaid interest. In lieu of redemption, substantially all of the holders elected to convert their securities. Pursuant to these conversions and other privately negotiated exchanges, we issued approximately 7.0 million shares of common stock and the floating rate convertible securities were cancelled and retired.

        The floating rate convertible securities were considered contingent payment debt instruments under federal income tax regulations that required us to deduct interest in an amount greater than our reported interest expense. Because the trading price of our common stock exceeded $60.90 at the time of the conversions described above, $18.3 million of deferred tax liabilities attributable to these securities was reclassified to stockholders' equity when the securities were retired.

        In March 2008, we repurchased the outstanding senior notes component of the 2004 PRIDES. The repurchase proceeds were used by the original holders to fulfill their obligations under related forward equity purchase contracts. Pursuant to the settlement of the forward equity purchase contracts and other privately negotiated exchanges, we issued approximately 3.8 million shares of common stock and the 2004 PRIDES were cancelled and retired.

Derivatives

        In 2006, we entered into a series of contracts that provided the option, but not the obligation, to repurchase 0.9 million shares of our common stock. Upon exercise, we could elect to receive the intrinsic value of a contract in cash or common stock. During 2007, we exercised our option, which had an intrinsic value of $21.1 million. We elected to receive approximately 0.1 million shares of common stock and used the remaining proceeds, $6.8 million, to enter into a series of contracts to repurchase up to 0.8 million shares. These options expired during the first quarter of 2008.

        During the first quarter of 2008, we entered into a series of treasury rate lock contracts with a notional value of $250 million. These contracts were settled in the second quarter of 2008, and we received $8.2 million. Each contract was designated and qualified as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). We documented our hedging strategies and risk management objectives for these contracts. We assessed and documented, both at inception and on an ongoing basis, whether these hedging contracts were highly effective in offsetting changes in cash flows associated with the hedge items. During the fourth quarter of 2008, we concluded that it was probable that the hedged transaction would not occur and the gain was reclassified from accumulated other comprehensive income to Net Income.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The decrease in cash flow from operations in 2008 as compared to 2007 resulted principally from decreased minority interest of $150.9 million and $70.4 million from settlements of liabilities, partially offset by $138.8 million from the collection of accounts receivable. The increase in cash flow from operations for the year ended 2007 as compared to 2006 resulted principally from increased Net Income of $30.7 million and increased minority interest of $29.1 million, partially offset by a $44.8 million increase in settlements of liabilities.

        In accordance with EITF 04-05, we consolidated $68.8 and $134.7 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2008 and 2007, respectively. Sales of client assets generated $6.0 and $12.8 million of operating cash flow in 2008 and 2007, respectively.

Investing Cash Flow

        Changes in net cash flow used in investing activities result primarily from our investments in new and existing Affiliates. Net cash flow used to make investments was $171.4 million, $556.7 million and $123.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. These investments were primarily funded with borrowings under our credit facility and existing cash.

        In January 2009, we announced an agreement to restructure and postpone our previously announced transaction with Harding Loevner LLC ("Harding Loevner"). The amended agreement provides Harding Loevner the option to complete the transaction during the second half of 2009 on terms substantially consistent with the original agreement.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $232 million through 2012. In 2009, we expect to make total payments of approximately $100 million to settle portions of these contingent obligations, our purchase of Affiliate equity (as discussed above) and our potential investment in Harding Loevner.

Financing Cash Flow

        Net cash flows from financing activities decreased $162.8 million in 2008 as compared to 2007, primarily as a result of a net repayment of senior bank debt of $286.0 combined with $208.7 settlement of convertible securities, partially offset by a $370.5 decrease in the repurchases of common stock. In addition, we issued $460 million of senior convertible notes in 2008 and repurchased $69.2 million aggregate principal amount of our junior convertible trust preferred securities for $24.2 million. The increase in cash flows used in financing activities in 2007 from 2006 was primarily as a result of our $500 million issuance of junior convertible trust preferred securities and a net increase in borrowings under our revolver of $154.0 million, partially offset by $436.0 million of repurchases of our common stock.

        As more fully discussed in Liquidity and Capital Resources, during 2008, we retired the outstanding floating rate convertible securities and issued approximately 7.0 million shares of common stock. Additionally, we repurchased the outstanding senior notes component of our 2004 PRIDES. The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. We issued approximately 3.8 million shares of common stock to settle the forward equity purchase contracts.

        In May 2008, we entered into a forward equity sale agreement under which we may sell up to $200 million of our common stock to a major securities firm, with the timing of sales at our discretion. Through February 25, 2009, we have agreed to sell approximately $144.3 million under this agreement at a weighted average price of $81.31. We can settle these forward sales at any time prior to December 19, 2009.

        In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), beginning in 2006, certain tax benefits associated with stock options have been reported as financing cash flows in the amount of $11.1 million and $36.5 million as of December 31, 2008 and 2007, respectively.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2008:

		Payments Due
Contractual Obligations	Total	2009	2010–2011	2012–2013	Thereafter
(in millions)
Senior bank debt(1)	$233.5	$25.9	$103.8	$103.8	$—
Senior convertible securities(1)	1,066.9	18.5	36.3	36.3	975.8
Junior convertible trust preferred securities(1)(2)	1,824.9	37.5	75.0	75.0	1,637.4
Leases	97.3	19.3	31.8	22.3	23.9
Other liabilities(3)	28.4	26.2	2.2	—	—

Total	$3,251.0	$127.4	$249.1	$237.4	$2,637.1

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest.

(2)
As more fully discussed on page 30, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests. This table does not include liabilities for uncertain tax positions ($21.9 million as of December 31, 2008) as we cannot predict when such liabilities will be paid.

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

        We pay a variable rate of interest on our credit facility ($233.5 million outstanding as of December 31, 2008) and, until February 2008, paid a variable rate of interest on our floating rate senior convertible securities. We have fixed rates of interest on our zero coupon senior convertible notes, our 2008 senior convertible notes and on both of our junior convertible trust preferred securities.

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

        We estimate that a 100 basis point (1%) change in interest rates would result in a net annual change to interest expense related to our variable rate borrowings of approximately $2.3 million. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 100 basis point (1%) change in interest rates would result in a net change in the value of our fixed rate securities of approximately $10.8 million.

        We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. The valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2008, we estimate that a 1% change in the Canadian dollar to U.S. dollar exchange rate would result in approximately a $2.9 million change to stockholders' equity and a $0.4 million change to income before income taxes. During 2008, changes in currency exchange rates decreased stockholders' equity by $68.3 million.

Recent Accounting Developments

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. As described in Note 5 of our Consolidated Financial Statements, we adopted this standard in the first quarter of 2008 for our financial assets and liabilities that are measured at fair value on a quarterly basis. For all other nonfinancial assets and liabilities, FAS 157 is effective in the first quarter of 2009. The standard is not expected to have a material impact our consolidated financial statements, but will require certain additional disclosures.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. We adopted FAS 159 in the first quarter of 2008; as we did not apply the fair value option to any of our outstanding instruments, FAS 159 did not have an impact on our consolidated financial statements.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R," which is effective in the first quarter of 2009). FAS 141R will require acquirors to measure identifiable assets and liabilities at their full fair values on the acquisition date. FAS 141R will also change the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. FAS 141R will be applied to future acquisitions, and its impact will depend on the nature and volume of those transactions. Upon adoption, FAS 141R will be retrospectively applied to acquisition costs previously deferred, and we anticipate that 2007 and 2008 earnings will be adjusted by $0.7 million and $6.1 million, respectively.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests and transactions between controlling interest and minority interest holders may be accounted for within stockholders' equity. FAS 160 also requires an entity to present Net Income and consolidated comprehensive income attributable to the parent and the minority interest separately in the consolidated financial statements. We will adopt FAS 160 in the first quarter of 2009.

        In March 2008, the SEC announced revisions to EITF Topic D-98 "Classification and Measurement of Redeemable Securities" ("Topic D-98"), which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic D-98 requires redeemable minority interests, such as the equity interests held by our Affiliates described in Note 17 to the Consolidated Financial Statements, to be recorded outside of permanent equity at their current redemption value, and the interests should be adjusted to their current redemption value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic D-98 are recorded to stockholders' equity. We will adopt this guidance in 2009, resulting in our recording the current redemption value of our redeemable non-controlling interests with a corresponding adjustment to stockholders' equity in the consolidated balance sheets.

        In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires enhanced disclosures regarding the impact of derivatives on our financial position, financial performance, and cash flows. We will adopt FAS 161 in the first quarter of 2009 and do not expect this standard to have a material effect on the consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"), which applies to all convertible debt instruments that may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers to separately account for the liability and equity components of convertible debt instruments in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance required these types of convertible debt instruments to be accounted for entirely as debt. FSP APB 14-1 is effective in the first quarter of 2009 and will be retrospectively applied to prior periods. We expect that FSP APB 14-1 will increase interest expense for our convertible securities by approximately $14 million in 2009.

        In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity's own stock. We will adopt EITF 07-5 in the first quarter of 2009 and do not expect the adoption to change the classification or measurement of our financial instruments.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active" ("FSP FAS 157-3"), which applies to financial assets that are required or permitted to be measured at fair value in accordance with FAS 157. FSP FAS 157-3 clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption did not have a significant impact on our financial position or results of operations, nor did it have a significant impact on the valuation techniques we used in measuring the fair value of our financial assets.

        In November 2008, the FASB ratified EITF 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with FAS 141R and other-than-temporary impairments of equity method investments should be recognized in accordance with APB Opinion No. 18, "Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence." EITF 08-6 is effective on a prospective basis beginning in the first quarter of 2009. We are assessing the potential impact, if any, of the adoption of EITF 08-6 on our consolidated results of operations and financial condition.

        In November 2008, the FASB ratified EITF 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with FAS 141R and FAS 157. EITF 08-7 is effective for intangible assets acquired in 2009. We are assessing the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

        In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46(R)-8"). This guidance increases disclosure requirements for public entities involved in securitization or asset-backed financing arrangements and variable interest entities. We adopted FSP FAS 140-4 and FIN 46(R)-8 in the fourth quarter of 2008 and such adoption did not have a significant impact on our consolidated financial statements.

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

        In these valuations, we make assumptions about the growth rates and useful lives of existing and prospective client accounts, as well as future earnings, valuation multiples, tax benefits and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to market transactions, and in certain instances engage third party consultants to perform independent evaluations. If we used different assumptions, the effect may be material to our financial statements, as the carrying value of our equity method investments and intangible assets (and related amortization) could be stated differently and our impairment conclusions could be modified. The use of different assumptions to value our minority interests could change the amount of compensation expense, if any, we report upon their transfer.

Goodwill

        As of December 31, 2008, the carrying value of goodwill was $1,243.6 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified assets and liabilities. Goodwill impairment tests are performed annually at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount.

        For purposes of the impairment test of goodwill, the fair value of each reporting unit is measured by applying a fair value multiple to the run rate cash flow of the reporting unit. The key valuation inputs are the levels of asset under management, their related fee rates, and expenses attributable to each reporting unit. Changes in the estimates used in this test could materially affect our impairment conclusion.

        In each of the third and fourth quarters of 2008, we performed our impairment test, and no impairments were identified.

Indefinite-Lived Intangible Assets

        As of December 31, 2008, the carrying value of indefinite-lived intangible assets were $267.8 million. Indefinite-lived intangible assets are comprised of investment advisory contracts with registered investment companies that are sponsored by our Affiliates. We do not amortize our indefinite-lived acquired client relationships because we expect these contracts will contribute to our cash flows indefinitely. Each quarter, we assess whether events and circumstances have occurred that indicate these relationships might have a definite life.

        We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. In this test we compare the carrying amount of each asset to its fair value, measuring value through a discounted cash flow analysis. The key valuation assumptions include current and projected levels of assets under management in the relevant registered investment company, expenses attributable to these contracts and discount rates.

        In the fourth quarter of 2008, we performed our annual impairment test, and no impairments were identified.

Definite-Lived Intangible Assets

        As of December 31, 2008, the carrying values of definite-lived intangible assets were $223.6 million. Definite-lived intangible assets are comprised of investment advisory contracts acquired in an Affiliate investment. We monitor the useful lives of these assets and revise them, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a material impact on our amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year; our amortization expense would increase by approximately $6.0 million per year.

        We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our definite-lived acquired client relationship for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired relationships.

        In the fourth quarter of 2008, we performed our annual impairment test, and no impairments were identified.

Equity Method Investments

        As of December 31, 2008, the carrying values of equity-method investments were $679 million. Our equity method investments are in Affiliates in which we own a minority interest and have the ability to participate in decision making. We evaluate these investments for impairment by assessing whether the fair value of the investment has declined below its carrying value for a period we consider other-than-temporary. If we determine that a decline in fair value below our carrying value is other-than-temporary, an impairment charge is recognized to reduce the carrying value of the investment to its fair value.

        We measure the fair value of each of our equity-method investments by applying a fair value multiple to estimates of the run rate cash flow. Our fair value multiples are supported by observed transactions and discounted cash flow analyses which reflect assumptions of current and projected levels of Affiliate assets under management, fee rates and estimated expenses. Changes in estimates used in these valuations could materially affect the impairment conclusions.

        In the fourth quarter of 2008, we completed our evaluation of investments accounted for under the equity method and concluded a decline in the market value of our recent investments in ValueAct and BlueMountain was other than temporary. Accordingly, we reduced the carrying value of these investments by $150 million.

Income Taxes

        Our overall tax position requires analysis to estimate the expected realization of tax assets and liabilities. Tax regulations often require income and expense to be included in our tax returns in different amounts and in different periods than are reflected in the financial statements. Additionally, we must assess whether to recognize the benefit of an uncertain tax position, and, if so, the appropriate amount of the benefit.

        Deferred taxes are established to reflect the differences in timing between the inclusion of items of income and expense in the financial statements and their reporting on our tax returns. Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and convertible securities. We generally believe that our intangible-related deferred taxes are unlikely to reverse, and that our deferred tax liabilities for convertible securities may not reverse. As such, we currently believe the economic benefit we realize from these sources may be permanent.

        Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments as cash transactions that are taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment charge. Under current accounting rules, we are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2008, our estimate of the tax liability associated with such a sale or impairment charge was approximately $204 million.

        During 2008, our convertible securities generated deferred taxes of approximately $8.3 million because our interest deductions for tax purposes are greater than our reported interest expense. We believe that some or all of these deferred tax liabilities may be reclassified to equity when the securities convert to common stock.

        We also regularly assess our deferred tax assets, which consist primarily of tax loss carryforwards, in order to determine the need for valuation allowances. In our assessment we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2008, we had a valuation allowance for all of our loss carryforwards. In the event that Massachusetts adopts certain income tax regulations (which were recently released in proposed form), we could potentially reverse approximately $3 million of our valuation allowance on net operating losses.

        In our assessment of uncertain tax positions, we consider the probability that a tax authority would sustain our tax position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon the ultimate settlement with the tax authority. For tax positions not meeting this threshold, no benefit is recognized.

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $6.2 million in our tax expense in the period of such determination.

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

        Under FAS 123R, we estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options based on past experience and anticipated future exercise behavior. We consider both the historical volatility of our common stock and the implied volatility from traded options in determining expected volatility. Given unprecedented market volatility during the latter part of 2008, we did not include the trading activity for the three months preceding our fourth quarter award in calculating the fair value of our stock options.

        Our options typically vest and become fully exercisable over three to five years of continued employment and do not include performance-based or market-based vesting conditions. For grants that are subject to graded vesting over a service period, we recognize expense net of expected forfeitures on a straight-line basis over the requisite service period for the entire award.

        As of December 31, 2008, we had $16.9 million in remaining unrecognized compensation cost related to stock option grants, which will be recognized over a weighted-average period of approximately four years (assuming no forfeitures).

Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees quarterly as they render services to their clients. In addition to generating asset-based fees, over 50 Affiliate products, representing approximately $28.6 billion of assets under management, also bill on the basis of absolute investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are generally structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than the asset-based fee. Our Affiliates recognize performance fees when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.

Economic and Market Conditions

International Operations

        In connection with our international distribution initiatives, we have offices in Sydney, Australia and London, England. In addition, we have international operations through Affiliates who provide some or a significant part of their investment management services to non-US clients. In the future, we may open additional offices, or invest in other investment management firms which conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our international operations or our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

Inflation

        We do not believe that inflation or changing prices have had a material impact on our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        For quantitative and qualitative disclosures about how we are affected by market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7, which is incorporated by reference herein.

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

        As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2008 was effective.

        The Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 45, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. (the "Company") at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2009

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2006	2007	2008
Revenue	$1,170,353	$1,369,866	$1,158,217
Operating expenses:
Compensation and related expenses	472,400	579,365	516,895
Selling, general and administrative	184,019	197,967	200,072
Amortization of intangible assets	27,378	31,653	33,854
Depreciation and other amortization	8,763	10,444	12,767
Other operating expenses	23,880	18,822	26,511

	716,440	838,251	790,099

Operating income	453,913	531,615	368,118

Non-operating (income) and expenses:
Investment and other income	(16,943)	(17,133)	(43,654)
(Income) loss from equity method investments	(38,318)	(58,197)	97,142
Investment (income) loss from Affiliate investments in partnerships	(3,400)	(38,877)	63,410
Interest expense	58,800	76,919	73,891

	139	(37,288)	190,789

Income before minority interest and income taxes	453,774	568,903	177,329
Minority interest	(212,523)	(241,987)	(193,728)
Minority interest in Affiliate investments in partnerships	(3,364)	(38,089)	60,504

Income before income taxes	237,887	288,827	44,105
Income taxes—current	55,267	74,634	51,758
Income taxes—intangible-related deferred	28,779	28,576	(12,776)
Income taxes—other deferred	2,564	3,656	(18,047)

Net Income	$151,277	$181,961	$23,170

Earnings per share—basic	$4.83	$6.18	$0.61

Earnings per share—diluted	$3.70	$4.55	$0.57

Average shares outstanding—basic	31,289,005	29,464,764	38,211,326
Average shares outstanding—diluted	43,669,991	42,398,686	40,872,656
Supplemental disclosure of total comprehensive income:
Net Income	$151,277	$181,961	$23,170
Other comprehensive income (loss)	(2,090)	50,071	(68,818)

Total comprehensive income (loss)	$149,187	$232,032	$(45,648)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$222,954	$396,431
Investment advisory fees receivable	237,636	131,099
Affiliate investments in partnerships	134,657	68,789
Affiliate investments in marketable securities	21,237	10,399
Prepaid expenses and other current assets	33,273	34,603

Total current assets	649,757	641,321
Fixed assets, net	69,879	71,845
Equity investments in Affiliates	842,490	678,887
Acquired client relationships, net	496,602	491,408
Goodwill	1,230,387	1,243,583
Other assets	106,590	119,326

Total assets	$3,395,705	$3,246,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,400	$186,385
Payables to related party	69,952	26,187

Total current liabilities	316,352	212,572
Senior debt	519,500	233,514
Senior convertible securities	378,083	507,146
Mandatory convertible securities	300,000	—
Junior convertible trust preferred securities	800,000	730,820
Deferred income taxes	257,022	228,429
Other long-term liabilities	33,516	30,414

Total liabilities	$2,604,473	$1,942,895
Commitments and contingencies (Note 16)	—	—
Minority interest	194,633	145,450
Minority interest in Affiliate investments in partnerships	127,397	65,465
Stockholders' equity:
Common stock ($.01 par value; 153,000 shares authorized; 39,024 shares outstanding in 2007 and 45,795 outstanding in 2008)	390	458
Additional paid-in capital	662,454	939,540
Accumulated other comprehensive income (loss)	64,737	(4,081)
Retained earnings	836,426	859,596

	1,564,007	1,795,513
Less: treasury stock, at cost (10,865 shares in 2007 and 6,296 shares in 2008)	(1,094,805)	(702,953)

Total stockholders' equity	469,202	1,092,560

Total liabilities and stockholders' equity	$3,395,705	$3,246,370

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares	Treasury Shares at Cost
December 31, 2005	39,023,658	$390	$593,090	$16,756	$503,188	(5,424,950)	$(296,043)
Stock issued under option and other incentive plans	—	—	(991)	—	—	1,263,873	42,694
Tax benefit of option exercises	—	—	28,529	—	—	—	—
Issuance of Affiliate equity interests	—	—	2,031	—	—	—	—
Cost of call spread option agreements	—	—	(13,290)	—	—	—	—
Conversion of zero coupon convertible notes	—	—	—	—	—	215,350	11,458
Repurchase of common shares	—	—	—	—	—	(5,482,047)	(537,777)
Net Income	—	—	—	—	151,277	—	—
Other comprehensive income	—	—	—	(2,090)	—	—	—

December 31, 2006	39,023,658	$390	$609,369	$14,666	$654,465	(9,427,774)	$(779,668)
Stock issued under option and other incentive plans	—	—	(23,443)	—	—	1,504,143	84,333
Tax benefit of option exercises	—	—	42,308	—	—	—	—
Issuance of Affiliate equity interests	—	—	27,508	—	—	—	—
Settlement of call spread agreements	—	—	15,564	—	—	(115,789)	(8,764)
Cost of call spread option agreements	—	—	(6,800)	—	—	—	—
Conversion of zero coupon convertible notes	—	—	—	—	—	667,826	35,773
Repurchase of common shares, including prepaid forward purchase contracts	—	—	(2,052)	—	—	(3,493,605)	(426,479)
Net Income	—	—	—	—	181,961	—	—
Other comprehensive income	—	—	—	50,071	—	—	—

December 31, 2007	39,023,658	$390	$662,454	$64,737	$836,426	(10,865,199)	$(1,094,805)
Stock issued under option and other incentive plans	—	—	1,215	—	—	760,937	64,941
Tax benefit of option exercises	—	—	13,868	—	—	—	—
Issuance costs	—	—	(951)	—	—	—	—
Issuance of Affiliate equity interests	—	—	6,444	—	—	—	—
Settlement of mandatory convertible securities	2,605,118	26	213,939	—	—	1,183,202	85,484
Conversion of floating rate senior convertible securities	4,166,595	42	50,288	—	—	2,839,779	249,637
Tax benefit related to conversion of floating rate senior convertible securities	—	—	18,291	—	—	—	—
Conversion of zero coupon convertible notes	—	—	(26,008)	—	—	580,681	57,280
Repurchase of common shares	—	—	—	—	—	(795,400)	(65,490)
Net Income	—	—	—	—	23,170	—	—
Other comprehensive income	—	—	—	(68,818)	—	—	—

December 31, 2008	45,795,371	$458	$939,540	$(4,081)	$859,596	(6,296,000)	$(702,953)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2006	2007	2008
Cash flow from operating activities:
Net Income	$151,277	$181,961	$23,170
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	27,378	31,653	33,854
Amortization of issuance costs	2,862	3,250	4,726
Depreciation and other amortization	8,763	10,444	12,767
Deferred income tax provision (benefit)	31,343	32,232	(30,823)
Accretion of interest	2,360	2,772	686
(Income) loss from equity method investments, net of amortization	(38,318)	(58,197)	97,142
Distributions received from equity method investments	46,033	53,612	80,487
Tax benefit from exercise of stock options	5,482	5,780	2,767
Stock option expense	1,654	9,039	53,968
Affiliate equity expense	924	8,109	13,948
Other adjustments	7,604	(2,130)	(33,209)
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(52,281)	(35,963)	102,788
Decrease in Affiliate investments in partnerships	7,707	12,766	6,045
(Increase) decrease in prepaids and other current assets	150	(4,722)	19,640
(Increase) decrease in other assets	3,159	(3,178)	9,770
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	65,814	21,035	(49,315)
Increase (decrease) in minority interest	29,092	58,191	(92,735)

Cash flow from operating activities	301,003	326,654	255,676

Cash flow used in investing activities:
Cost of investments in Affiliates, net of cash acquired	(123,262)	(556,683)	(171,400)
Purchase of fixed assets	(21,510)	(16,821)	(9,554)
Purchase of investment securities	(29,522)	(13,648)	(33,613)
Sale of investment securities	9,215	6,397	25,156

Cash flow used in investing activities	(165,079)	(580,755)	(189,411)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	602,000	727,000	366,000
Repayments of senior bank debt	(412,000)	(573,000)	(651,986)
Issuance of senior convertible notes	—	—	460,000
Settlement of convertible securities	—	—	(208,730)
Issuance of junior convertible trust preferred securities	300,000	500,000	—
Repurchase of junior convertible trust preferred securities	—	—	(24,213)
Repayments of senior debt	(65,750)	—	—
Issuance of common stock	52,765	53,324	238,814
Repurchase of common shares, including prepaid forward purchase contracts	(536,478)	(435,997)	(65,490)
Issuance costs	(9,982)	(19,999)	(28,859)
Excess tax benefit from exercise of stock options	23,047	36,528	11,101
Cost of call spread option agreements	(13,290)	—	—
Settlement of derivative contracts	—	—	8,154
Note payments	(7,687)	(2,542)	5,628
Redemptions of Minority interest—Affiliate investments in partnerships	(7,707)	(12,766)	(672)

Cash flow from (used in) financing activities	(75,082)	272,548	109,747

Effect of foreign exchange rate changes on cash and cash equivalents	464	2,778	(2,535)
Net increase (decrease) in cash and cash equivalents	61,306	21,225	173,477
Cash and cash equivalents at beginning of period	140,423	201,729	222,954

Cash and cash equivalents at end of period	$201,729	$222,954	$396,431

Supplemental disclosure of cash flow information:
Interest paid	$59,526	$77,735	$63,987
Income taxes paid	29,003	30,243	45,279
Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	—	—	299,970
Stock issued in settlement of mandatory convertible securities	—	—	93,750
Stock issued for conversion of zero coupon senior convertible note	11,458	35,773	31,272
Payables recorded for Affiliate equity purchases	36,736	18,308	23,655

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Effective January 1, 2006, the Company implemented Emerging Issues Task Force Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). Under EITF 04-5, the Company or an Affiliate consolidates any partnership that it controls, including those interests in the partnerships in which the Company does not have ownership rights. A general partner is presumed to control a partnership unless the limited partners have certain rights to remove the general partner or other substantive rights to participate in partnership operations. Partnerships that are not controlled by the Company or an Affiliate are accounted for using the equity method of accounting.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(h)   Equity Investments in Affiliates

        For equity method investments, the Company's portion of income or loss before taxes is included in (Income) loss from equity method investments. The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within Income taxes—current in the Consolidated Statements of Income because these taxes generally represent the Company's share of the taxes incurred by the Affiliate. Deferred income taxes incurred as a direct result of the Company's investment in Affiliates accounted for under the equity method have been included in Income taxes—intangible-related deferred in the Consolidated Statements of Income. The associated deferred tax liabilities have been classified as a component of deferred income taxes in the Consolidated Balance Sheet.

        As is consistent with the equity method of accounting, for one of its equity method Affiliates based outside the United States, the Company has elected to record financial results one quarter in arrears to allow for the receipt of financial information. The Company converts the financial information of foreign investments to U.S. GAAP.

        The Company periodically evaluates its equity method investments for impairment. In such impairment evaluations, the Company assesses if the value of the investment has declined below its carrying value for a period considered to be other than temporary. If the Company determines that a decline in value below the carrying value of the investment is other than temporary, then the reduction in carrying value would be recognized in (Income) loss from equity method investments in the Consolidated Statements of Income.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        As of December 31, 2008, the cost assigned to all other acquired client relationships was being amortized over a weighted average life of approximately 10 years. The expected useful lives of acquired client relationships are analyzed each period and determined based on an analysis of the historical and projected attrition rates of each Affiliate's existing clients, and other factors that may influence the expected future economic benefit the Company will derive from the relationships. The Company tests for the possible impairment of definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Income for amounts necessary to reduce the carrying value of the asset to fair value.

        The excess of purchase price for the acquisition of interests in Affiliates over the fair value of net assets acquired, including acquired client relationships, is reported as goodwill within the operating segments in which the Affiliate operates. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. Fair value is determined for each operating segment primarily based on price-earnings multiples. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded.

        As further described in Note 17, the Company periodically purchases additional equity interests in Affiliates from minority interest owners. Resulting payments made to such owners are generally considered purchase price for these acquired interests.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(k)   Issuance Costs

        Issuance costs incurred in securing credit facility financing are amortized over the remaining term of the credit facility. Costs incurred to issue the zero coupon senior convertible securities, the floating rate senior convertible securities, the 2008 senior convertible notes and the junior convertible trust preferred securities are amortized over the earlier of the period to the first investor put date or the stated term of the security. Costs incurred to issue the Company's mandatory convertible securities were allocated between the senior notes and the purchase contracts based upon the relative cost to issue each instrument separately. Costs allocated to the senior notes were recognized as interest expense over the period of the forward equity purchase contract component of such securities. Costs associated with financial instruments that are not required to be accounted for separately as derivative instruments are charged directly to stockholders' equity.

(l)    Derivative Financial Instruments

        The Company is exposed to interest rate risk inherent in its variable rate debt obligations. The Company's risk management strategy may utilize financial instruments, specifically interest rate derivative contracts to hedge certain interest rate exposures. For example, the Company may agree with a counter party (typically a major commercial bank) to exchange the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. In entering into these contracts, the Company intends to offset cash flow gains and losses that occur on its existing debt obligations with cash flow gains and losses on the contracts hedging these obligations.

        The Company records all derivatives on the balance sheet at fair value. If the Company's derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when periodic settlement of variable rate liabilities are recorded in earnings. Hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in 2006, 2007 or 2008.

(m)  Income Taxes

        The Company accounts for income taxes using the liability method. Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company's assets and liabilities. Historically, deferred tax liabilities have been attributable to intangible assets and convertible securities. Deferred tax assets have been attributable to state and foreign loss carryforwards, deferred revenue, and accrued liabilities.

        In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company's tax payments), and any use of its state and foreign carryforwards (which would decrease its tax payments). In forming these estimates, the Company makes assumptions about future federal, state and foreign income tax rates and the apportionment of future taxable income to jurisdictions in which the Company has operations. An increase or decrease in federal or state income tax rates could have a material impact on the Company's deferred income tax liabilities and assets and would result in a current income tax charge or benefit.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(o)   Share-Based Compensation Plans

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R revises FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). FAS 123R requires as an expense the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the requisite service period. In addition, FAS 123R requires unrecognized costs related to options vesting after the date of initial adoption to be recognized as an expense in the financial statements over the remaining requisite service period.

        The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation expense includes: (i) an expense for all unvested options outstanding on January 1, 2006, and (ii) an expense for all options granted subsequent to January 1, 2006. Compensation expense recognized under FAS 123R, net of tax, was $5,694 and $33,460 for the years ended December 31, 2007 and 2008, respectively. This additional compensation expense decreased basic and diluted earnings per share by $0.19 and $0.13, respectively, for the year ended December 31, 2007, and $0.88 and $0.82, respectively, for the year ended December 31, 2008.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(q)   Recent Accounting Developments

        In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" ("FAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. As described in Note 5, the Company adopted this standard in the first quarter of 2008 for its financial assets and liabilities that are measured at fair value on a quarterly basis. For all other nonfinancial assets and liabilities, FAS 157 is effective in the first quarter of 2009. The standard is not expected to have a material impact on the Company's consolidated financial statements, but will require certain additional disclosures.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company adopted FAS 159 in the first quarter of 2008; as it did not apply the fair value option to any of its outstanding instruments, FAS 159 did not have an impact on its consolidated financial statements.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R," which is effective in the first quarter of 2009). FAS 141R will require acquirors to measure identifiable assets and liabilities at their full fair values on the acquisition date. FAS 141R will also change the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. FAS 141R will be applied to future acquisitions, and its impact will depend on the nature and volume of those transactions. Upon adoption, FAS 141R will be retrospectively applied to acquisitions costs previously deferred, and the Company anticipates that 2007 and 2008 earnings will be adjusted by $700 and $6,100, respectively.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). FAS 160 will change the accounting and reporting for minority or noncontrolling interests. Upon adoption, these interests and transactions between controlling interest and minority interest holders may be accounted for within stockholders' equity. FAS 160 also requires an entity to present Net Income and consolidated comprehensive income attributable to the parent and the minority interest separately in the consolidated financial statements. The Company will adopt FAS 160 in the first quarter of 2009.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In March 2008, the SEC announced revisions to EITF Topic D-98 "Classification and Measurement of Redeemable Securities" ("Topic D-98"), which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic D-98 requires redeemable minority interests, such as the equity interests held by the Company's Affiliates described in Note 16, to be recorded outside of permanent equity at their current redemption value, and the interests should be adjusted to their current redemption value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic D-98 are recorded to stockholders' equity. The Company will adopt this guidance in 2009, resulting in its recording the current redemption value of its redeemable non-controlling interests with a corresponding adjustment to stockholders' equity in the consolidated balance sheets.

        In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires enhanced disclosures regarding the impact of derivatives on its financial position, financial performance, and cash flows. The Company will adopt FAS 161 in the first quarter of 2009 and does not expect this standard to have a material effect on the consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"), which applies to all convertible debt instruments that may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers to separately account for the liability and equity components of convertible debt instruments in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance required these types of convertible debt instruments to be accounted for entirely as debt. FSP APB 14-1 is effective in the first quarter of 2009 and will be retrospectively applied to prior periods. The Company expects that FSP APB 14-1 will increase interest expense for its convertible securities by approximately $14,000 in 2009.

        In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity's own stock. The Company will adopt EITF 07-5 in the first quarter of 2009 and does not expect the adoption to change the classification or measurement of its financial instruments.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active" ("FSP FAS 157-3"), which applies to financial assets that are required or permitted to be measured at fair value in accordance with FAS 157. FSP FAS 157-3 clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption did not have a significant impact on the Company's financial position or results of operations, nor did it have a significant impact on the valuation techniques the Company used in measuring the fair value of its financial assets.

        In November 2008, the FASB ratified EITF 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with FAS 141R and other-than-temporary impairments of equity method investments should be recognized in accordance with APB Opinion No. 18, "Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence." EITF 08-6 is effective on a prospective basis beginning in the first quarter of 2009. The Company is assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In November 2008, the FASB ratified EITF 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with FAS 141R and FAS 157. EITF 08-7 is effective for intangible assets acquired in 2009. The Company is assessing the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

        In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46(R)-8"). This guidance increases disclosure requirements for public entities involved in securitization or asset-backed financing arrangements and variable interest entities. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 in the fourth quarter of 2008 and such adoption did not have a significant impact on its consolidated financial statements.

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

3.     Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in partnerships were as follows:

	At December 31,
	2007	2008
Purchase of investments	$285,001	$617,339
Sale of investments	295,799	623,384
Gross subscriptions	4,523	4,562
Gross redemptions	17,289	5,234

        Management fees earned by the Company on partnership assets were $1,309 and $1,169 for the years ended December 31, 2007 and 2008, respectively.

        As of December 31, 2007 and December 31, 2008, the Company's investments in partnerships that are not controlled by its Affiliates were $19,799 and $10,221, respectively. These assets are reported within "Other assets" in the consolidated balance sheet. The income or loss related to these investments is classified within "Investment and other income" in the consolidated statement of income.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31,
	2007	2008
Cost of Affiliate investments in marketable securities	$20,272	$14,984
Gross unrealized gains	1,866	36
Gross unrealized losses	(901)	(4,621)

5.     Fair Value Measurements

        Effective January 1, 2008, the Company adopted FAS 157, for all financial instruments and non-financial instruments that are measured at fair value on a quarterly basis. For all other non-financial assets and liabilities, FAS 157 is effective on January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

Level 1—	Quoted market prices for identical instruments in active markets;
Level 2—
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and
Level 3—	Prices reflecting the Company's own assumptions concerning unobservable inputs to the valuation model.

        The following table summarizes the Company's financial assets that are measured at fair value on a quarterly basis:

		Fair Value Measurements
	December 31, 2008
		Level 1	Level 2	Level 3
Financial Assets
Affiliate investments in partnerships	$68,789	$64,524	$80	$4,185
Affiliate investments in marketable securities	10,399	9,081	1,318	—

        Substantially all of the Company's Level 3 instruments consist of Affiliate investments in partnerships. Changes in the fair value of these investments are presented as "Investment (income) loss from Affiliate investments in partnerships" in the consolidated statements of income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company is

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported as "Minority interest in Affiliate investments in partnerships." The following table presents the changes in Level 3 assets or liabilities for the year ended December 31, 2008:

Balance, January 1, 2008	$4,731
Realized and unrealized gains (losses)	(641)
Purchases, issuances and settlements	95
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$4,185

Amount of total gains (losses) included in Net Income attributable to unrealized gains (losses) from assets still held at December 31, 2008	$(1)

6.     Fixed Assets and Lease Commitments

        Fixed assets consisted of the following:

	December 31,
	2007	2008
Building and leasehold improvements	$50,903	$52,919
Office equipment	30,468	30,210
Furniture and fixtures	14,741	14,645
Land and improvements	14,056	13,582
Computer software	9,314	15,857

Fixed assets, at cost	119,482	127,213
Accumulated depreciation and amortization	(49,603)	(55,368)

Fixed assets, net	$69,879	$71,845

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2008, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Required Minimum Payments
2009	$19,299
2010	17,323
2011	14,501
2012	11,889
2013	10,375
Thereafter	23,882

        Consolidated rent expense for 2006, 2007 and 2008 was $19,574, $20,283 and $20,861, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2007	2008
Accrued compensation	$169,382	$100,959
Accrued professional fees	10,978	15,431
Accrued interest	12,542	15,373
Accrued expense reimbursements	—	11,971
Accrued income taxes	16,671	10,597
Accounts payable	11,260	8,909
Other	25,567	23,145

	$246,400	$186,385

8.     Benefit Plans

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

        Consolidated expenses related to the Company's benefit plans in 2006, 2007 and 2008 were $10,943, $11,420 and $12,103, respectively.

9.     Senior Bank Debt

        On November 27, 2007, the Company entered into an amended and restated credit facility (the "Facility"). During the third quarter of 2008, the Company increased its borrowing capacity to $1,010,000, comprised of a $770,000 revolving credit facility (the "Revolver") and a $240,000 term loan (the "Term Loan"). All other terms of the Facility remain unchanged. The Company pays interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. The Term Loan requires principal payments at specified dates until maturity. Subject to the agreement of lenders to provide

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional commitments, the Company has the option to increase the Facility by up to an additional $175,000.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had outstanding borrowings under the Facility of $519,500 and $233,514 at December 31, 2007 and December 31, 2008, respectively. The Company pays a quarterly commitment fee on the daily unused portion of the Facility, which amounted to $602, $443 and $799 in 2006, 2007 and 2008, respectively.

10.   Senior Convertible Securities

        The components of senior convertible securities are as follows:

	December 31,
	2007	2008
2008 senior convertible notes	$—	$460,000
Zero coupon senior convertible notes	78,083	47,146
Floating rate senior convertible securities	300,000	—

Total senior convertible securities	$378,083	$507,146

2008 Senior Convertible Notes

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. Each security is convertible into 7.959 shares of the Company's common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, the Company may elect to pay or deliver cash, shares of its common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash at any time on or after August 15, 2013.

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

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of December 31, 2008, $50,135 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $53.95) upon the occurrence of certain events, including the following: (i) if the closing price of a share of its common stock is more than a

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may be convertible in certain future periods.

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

11. Mandatory Convertible Securities

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

12. Junior Convertible Trust Preferred Securities

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In November 2008, the Company repurchased $69,180 aggregate principal amount of the 2007 junior convertible trust preferred securities. The Company realized a gain of $43,275 on this transaction, which was reported in Investment and other income. Following the repurchase, these securities were cancelled and retired.

13. Income Taxes

        A summary of the provision for income taxes is as follows:

		Year Ended December 31,
		2006	2007	2008
Current:	Federal	$38,971	$52,012	$31,076
	State	6,344	8,124	5,454
	Foreign	9,952	14,498	15,228
Deferred:	Federal	33,261	33,582	(28,751)
	State	1,900	1,954	2,310
	Foreign	(3,818)	(3,304)	(4,382)

		$86,610	$106,866	$20,935

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income before income taxes consisted of the following:

	Year Ended December 31,
	2006	2007	2008
Domestic	$186,249	$221,798	$(15,147)
International	51,638	67,029	59,252

	$237,887	$288,827	$44,105

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2006	2007	2008
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	1.6	(26.3)
Non-deductible expenses	0.0	0.2	3.0
Valuation allowance	0.8	1.3	30.0
Effect of foreign operations	(1.6)	(1.1)	(1.9)
Effect of changes in tax law, rates	—	—	7.7

	36.4%	37.0%	47.5%

        In July 2008, the state of Massachusetts enacted legislation that will require combined tax reporting for the Company and all its subsidiaries beginning in 2009. The tax provision for the year ended December 31, 2008 includes a deferred tax expense of $5,256 resulting from the revaluation of the Company's deferred taxes under the new legislation. The legislation changed the methodology for measuring net operating losses, resulting in a state tax benefit and a corresponding valuation allowance increase.

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2008
Deferred assets (liabilities):
Intangible asset amortization	$(193,275)	$(185,376)
Convertible securities interest	(28,215)	(18,222)
Non-deductible intangible amortization	(26,668)	(18,277)
State net operating loss carryforwards	18,023	31,259
Deferred compensation	(8,005)	(9,443)
Fixed asset depreciation	(3,562)	(3,626)
Accrued expenses	2,196	3,304
Capital loss carryforwards	—	922
Deferred income	507	3,211

	(238,999)	(196,248)
Valuation allowance	(18,023)	(32,181)

Net deferred income taxes	$(257,022)	$(228,429)

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

        At December 31, 2008, the Company had state net operating loss carryforwards that expire over a 15-year period beginning in 2008. The valuation allowances at December 31, 2007 and December 31, 2008 are principally related to the uncertainty of the realization of the loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration. The change in the valuation allowance for the year ended December 31, 2008 is principally attributable to state net operating losses during this period and a provision for loss carryforwards that the Company does not expect to realize. In the event that Massachusetts adopts certain income tax regulations (which were recently released in proposed form), the Company could potentially reverse approximately $3,000 of its valuation allowance on net operating losses.

        On December 31, 2007, the Company carried a liability for uncertain tax positions of $22,506, including $3,877 for interest and related charges. On December 31, 2008, this liability was $21,881, including interest and related charges of $4,223. These liabilities at December 31, 2007 and December 31, 2008 included $12,619 and $13,925, respectively, for tax positions that, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that this liability will change significantly over the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008
Balance as of January 1	$21,315	$22,506
Additions based on tax positions related to current year	4,381	4,493
Additions based on tax positions of prior years	116	346
Reductions for tax provisions of prior years	—	—
Settlements	—	—
Reductions related to lapses of statutes of limitations	(3,306)	(4,313)
Reductions related to foreign exchange rates	—	(1,151)

Balance as of December 31	$22,506	$21,881

        The Company or its subsidiaries files income tax returns in federal, various state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by any tax authorities for years before 2005.

        As more fully discussed in Notes 10 above, the Company retired its floating rate convertible securities and 2004 PRIDES in the first quarter of 2008. The retirement of these securities reduced the Company's deferred tax liabilities related to convertible securities interest. Deferred tax liabilities of $18,291 associated with the floating rate convertible securities were reclassified to stockholders' equity and deferred tax liabilities of $4,461 associated with the 2004 PRIDES were reversed through the income tax provision.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Derivative Financial Instruments

        The Company periodically uses interest rate hedging contracts to manage market exposures associated with changing interest rates. Through February 2008, the Company was a party to interest rate hedging contracts with a $150,000 notional amount, which fixed the interest rate on a portion of the floating rate senior convertible securities to a weighted average interest rate of approximately 3.28%.

        During the first quarter of 2008, the Company entered into a series of treasury rate lock contracts with a notional value of $250,000. Each contract was designated and qualified as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). These contracts were settled in the second quarter of 2008, and the Company received $8,154. During the fourth quarter of 2008, the Company concluded that it was probable that the hedged transaction would not occur and the gain was reclassified from accumulated other comprehensive income to Net Income.

15. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the year ended December 31,
	2006	2007	2008
Net Income	$151,277	$181,961	$23,170
Foreign currency translation adjustment	(1,832)	51,475	(68,277)
Change in net unrealized loss on derivative securities	(358)	(1,328)	(180)
Change in net unrealized gain (loss) on investment securities	100	(76)	(361)

Comprehensive income (loss)	$149,187	$232,032	$(45,648)

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	At December 31,
	2007	2008
Foreign currency translation adjustments	$64,556	$(3,721)
Unrealized gain on derivative securities	180	—
Unrealized gain on investment securities	1	(360)

Accumulated other comprehensive income (loss)	$64,737	$(4,081)

16. Commitments and Contingencies

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Certain Affiliates operate under regulatory authorities which require that they maintain minimum financial or capital requirements. Management is not aware of any violations of such financial requirements occurring during the period.

17. Business Combinations

        The Company's Affiliate investments totaled $144,580, $610,235 and $130,231 in the years ended December 31, 2006, 2007 and 2008 respectively. These investments were made pursuant to the Company's growth strategy designed to generate shareholder value by making investments in boutique investment management firms and other strategic transactions designed to expand the Company's participation in its three principal distribution channels.

        In 2008, the Company acquired Gannett Welsh & Kotler, LLC ("GW&K"), an investment management unit of The Bank of New York Mellon specializing in intermediate duration municipal bonds, multi-cap and small-cap equities, and core taxable fixed income investments.

        In December 2007, the Company acquired a minority interest in BlueMountain Capital Management ("BlueMountain"), a leading global credit alternatives manager specializing in relative value strategies in the corporate loan, bond, credit and equity derivatives markets. BlueMountain has offices in New York and London, and manages assets on behalf of predominantly institutional and high net worth clients. This transaction was financed through borrowings under the Company's credit facility.

        In November 2007, the Company acquired a minority interest in ValueAct Capital ("ValueAct"), a San Francisco-based alternative investment firm that establishes ownership interests in undervalued companies and works with each company's management and Board of Directors to implement business strategies that enhance shareholder value. This transaction was financed through borrowings under the Company's credit facility.

        In 2006, the Company expanded its product offerings in the Institutional distribution channel through the acquisition of a majority equity interest in Chicago Equity Partners, LLC ("Chicago Equity"), which manages a wide range of U.S. equity and fixed income products across multiple capitalization sectors and investment styles. The transaction was financed through borrowings under the Company's credit facility.

        The assets and liabilities of the investments in acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as an increase in goodwill. The results of operations of acquired businesses have been included in the Consolidated Financial Statements beginning as of the date of acquisition. The following table summarizes net Affiliate investments during the years ended December 31, 2007 and 2008:

	2007	2008
Current assets	$—	$2,778
Fixed assets	—	5,992
Definite-lived acquired client relationships	19,876	32,865
Indefinite-lived acquired client relationships	4,577	4,344
Equity investments in Affiliates	541,377	10,478
Goodwill	18,262	61,601
Current liabilities	—	(2,883)

Net assets acquired	$584,092	$115,175

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's purchase price allocation its investment in GW&K is subject to the finalization for the valuations of acquired client relationships and computer software. As a result, these preliminary amounts may be revised in future periods. In 2008, the Company completed its purchase price allocation for its investments in ValueAct and BlueMountain.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $232,000 through 2012. In 2009, the Company expects to make payments of approximately $100,000 to settle portions of these contingent obligations, the purchase of Affiliate equity (as described below) and its potential investment in Harding Loevner.

        In addition to the investments described above, in the years ended December 31, 2006, 2007 and 2008, the Company completed additional investments in existing Affiliates and transferred interests in certain affiliated investment management firms.

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require AMG to purchase their retained equity interests at certain intervals. Certain agreements also provide AMG a conditional right to require Affiliate managers to sell their retained equity interests to the Company at certain intervals and upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. As one measure of the potential magnitude of such purchases, in the event that a triggering event and resulting purchase occurred with respect to all such retained equity interests as of December 31, 2008, the aggregate amount of these payments would have totaled approximately $806,500. In the event that all such transactions were closed, AMG would own the prospective cash flow distributions of all equity interests that would be purchased from the Affiliate managers. As of December 31, 2008, this amount would represent approximately $111,000 on an annualized basis.

18. Goodwill and Acquired Client Relationships

        In 2007 and 2008, the Company acquired interests from, made additional purchase payments to and transferred interests to Affiliate management partners. Most of the goodwill acquired during the year is deductible for tax purposes.

        The following table presents the change in goodwill during 2007 and 2008:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2006	$454,561	$504,068	$218,598	$1,177,227
Goodwill acquired, net	3,881	9,604	2,715	16,200
Foreign currency translation	15,893	15,523	5,544	36,960

Balance, as of December 31, 2007	474,335	529,195	226,857	1,230,387
Goodwill acquired, net	9,901	50,646	1,055	61,602
Foreign currency translation	(20,815)	(20,330)	(7,261)	(48,406)

Balance, as of December 31, 2008	$463,421	$559,511	$220,651	$1,243,583

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2007 and 2008:

	2007		2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$389,346	$156,182	$399,886	$176,261
Non-amortized intangible assets:
Acquired client relationships-mutal fund management contracts	263,438	—	267,783	—
Goodwill	1,230,387	—	1,243,583	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2008, these relationships were being amortized over a weighted average life of 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $33,600 for the next five years, assuming no useful life changes or additional investments in new or existing Affiliates.

        During the third and fourth quarters of 2008, the Company completed impairment assessments for its goodwill and amortized and non-amortized acquired client relationships, and no impairments were identified.

19. Equity Investments in Affiliates

        Certain of the Company's Affiliates are accounted for under the equity method of accounting. These Affiliates' financial position and results of operations are more fully described in Note 26. In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"), the Company periodically evaluates these investments to assess whether the value of the investment has declined below its carrying value for a period considered to be other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the decline as well as the Company's ability and intent to hold the investment. The Company derives the fair value of each of its equity method investments based on price-earnings multiples and discounted cash flow analyses. The valuation analysis reflects assumptions of the growth rates of the assets, discount rates and other factors including recent financial results and operating trends, implied values from any recent comparable transactions and other conditions that may affect the value of the investments.

        During 2008, the Company concluded a decline in the market value of its recent investments in ValueAct and BlueMountain was other-than-temporary. Because the market values had declined below the carrying value of these investments, the Company reduced the carrying value of these investments by $150,000.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of December 31, 2008, these relationships were being amortized over approximately 12 years. Amortization expense for these relationships was $10,386 and $20,694 for 2007 and 2008, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $23,500 for the next five years assuming no useful life changes.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Minority Interest

        Minority interest in the Consolidated Statements of Income includes the income allocated to owners of consolidated Affiliates, other than AMG. For the years ended December 31, 2006, 2007 and 2008, this income was $212,523, $241,987 and $193,728, respectively. Minority interest on the Consolidated Balance Sheets includes capital and undistributed profits owned by the managers of the consolidated Affiliates (including profits allocated to managers from the Owners' Allocation and Operating Allocation). For the years ended December 31, 2006, 2007 and 2008, profit distributions to management owners were $287,899, $321,505 and $322,927, respectively.

21. Stockholders' Equity

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

  •
  in February 2007, up to an additional 3,000,000 shares of common stock; and

  •
  in October 2007, in connection with the issuance of the 2007 junior convertible trust preferred securities, up to an additional 2,500,000 shares pursuant to a prepaid forward purchase contract which the Company may elect to settle on or before October 15, 2012.

        The timing and amount of purchases are determined at the discretion of AMG's management. In the year ended December 31, 2007, the Company repurchased 3,609,394 shares of common stock at an average price of $120.59 per share (including 1,578,300 shares through a forward equity purchase contract and 115,789 shares of common stock upon the settlement of certain call spread option agreements). In the year ended December 31, 2008, the Company repurchased 795,400 shares of common stock at an average price of $82.34 per share. As of December 31, 2008, the Company had the ability to acquire up to 1,084,706 shares of common stock under its authorized share repurchase program.

        In the first quarter of 2008, the Company issued an aggregate of approximately 11,000,000 shares of voting common stock in connection with certain private exchanges and conversions of its floating rate convertible securities and certain private exchanges and the settlement of the forward equity purchase contracts related to its 2004 PRIDES.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In May 2008, the Company entered into a forward equity sale agreement under which it may sell up to $200,000 of its common stock to a major securities firm, with the timing of sales at the Company's discretion. Through February 25, 2009, the Company has agreed to sell approximately $144,300 under this agreement at a weighted average price of $81.31. The Company can settle these forward sales at any time prior to December 19, 2009.

Financial Instruments

        The Company's 2004 PRIDES contained freestanding forward equity contracts that required holders to purchase shares of the Company's common stock in February 2008. Additionally, the Company's zero coupon convertible notes, floating rate convertible securities, 2008 senior convertible notes and junior convertible trust preferred securities contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. All of these arrangements, the forward equity sale agreement, the forward equity purchase contract and call spread option agreements meet the definition of equity under FASB Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and are not required to be accounted for separately as derivative instruments.

        In 2006, the Company entered into a series of contracts that provided the option, but not the obligation, to repurchase 0.9 million shares of its common stock. Upon exercise, the Company could elect to receive the intrinsic value of a contract in cash or common stock. During 2007, the Company exercised its option, which had an intrinsic value of $21,100. The Company elected to receive approximately 0.1 million shares of common stock and used the remaining proceeds, $6,800, to enter into a series of contracts to repurchase up to 0.8 million shares. These options expired during the first quarter of 2008.

Stock Option and Incentive Plans

        The Company established the 1997 Stock Option and Incentive Plan (as amended and restated, the "1997 Plan"), under which it is authorized to grant options to employees and directors. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

        In 2002, the Company's Board of Directors established the 2002 Stock Option and Incentive Plan (as amended and restated, the "2002 Plan"), under which the Company is authorized to grant non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan was approved by the Company's Board of Directors. There are 3,375,000 shares of the Company's common stock authorized for issuance under this plan.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table summarizes the transactions of the Company's stock option and incentive plans:

	Stock Options	Weighted Average Exercise Price	Weigted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2008	7,180,786	$66.59
Options granted	1,048,303	49.98
Options exercised	(760,457)	43.09
Options forfeited	(2,218,495)	109.89

Unexercised options outstanding—December 31, 2008	5,250,137	48.38	4.5

Exercisable at December 31, 2008	4,103,183	46.52	4.3
Exercisable and free from restrictions on transfer at December 31, 2008	3,754,954	44.76	3.6

        The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $78,371, $115,568 and $39,782, respectively. As of December 31, 2008, the intrinsic value of options outstanding was $12,338.

        During the year ended December 31, 2008, the cash received and the actual tax benefit recognized for options exercised were $32,564 and $13,868, respectively. During the year ended December 31, 2008, the excess tax benefit classified as a financing cash flow was $11,101. During the year ended December 31, 2007, the cash received and the actual tax benefit recognized for options exercised were $52,417 and $42,308 respectively. During the year ended December 31, 2007, the excess tax benefit classified as a financing cash flow was $36,528.

        During the year ended December 31, 2008, the Company's employees voluntarily surrendered 2,099,597 stock options for no consideration. Accordingly, the unrecognized compensation expense related to these stock options of $38,742 was recognized as compensation expense. The Company's Net Income for the year ended December 31, 2008 includes $33,460 of compensation expense net of $20,508 of income tax benefits, related to the share-based compensation arrangements. The Company's Net Income for the year ended December 31, 2007 includes $9,039 of compensation expense net of $3,345 of income tax benefits, related to the share-based compensation arrangements. The Company's Net Income for the year ended December 31, 2006 includes $1,654 of compensation expense net of $612 of income tax benefits, related to the share-based compensation arrangements. As of December 31, 2008, there was $16,936 of deferred compensation expense related to stock options which will be recognized over a weighted average period of approximately four years (assuming no forfeitures).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2006, 2007 and 2008 was $28.66, $26.88 and $13.58 per option, respectively, based on the assumptions stated below.

	Year Ended December 31,
	2006	2007	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	22.6%	23.8%	30.5%
Risk-free interest rate(2)	4.9%	3.1%	2.0%
Expected life of options (in years)(3)	4.4	3.8	4.0
Forfeiture rate(3)	5.0%	5.0%	5.0%

    (1)
    Based on the historical and implied volatility of the Company's common stock. Given unprecedented market volatility during the latter part of 2008, the Company did not include the trading activity for the three months preceding its fourth quarter award in calculating the fair value of its 2008 stock options.

    (2)
    Based on the U.S. Treasury yield curve in effect at the date of grant.

    (3)
    Based on historical data and expected exercise behavior.

        The Company periodically issues Affiliate equity interests to certain Affiliate employees. The estimated fair value of equity granted in these awards, net of estimated forfeitures, is recorded as compensation expense over the service period as Affiliate equity expense.

22. Earnings Per Share

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

	Year Ended December 31,
	2006(1)	2007(1)	2008
Numerator:
Net Income	$151,277,000	$181,961,000	$23,170,000
Interest expense on convertible securities, net of taxes	10,297,000	10,780,000	279,000

Net Income, as adjusted	$161,574,000	$192,741,000	$23,449,000

Denominator:
Average shares outstanding—basic	31,289,005	29,464,764	38,211,326
Effect of dilutive instruments:
Stock options	2,542,878	2,117,478	1,326,696
Senior convertible securities	9,238,255	9,276,218	1,238,736
Mandatory convertible securities	599,853	1,540,226	95,898

Average shares outstanding—diluted	43,669,991	42,398,686	40,872,656

(1)
Certain interest expense and share amounts have been revised as the anti-dilutive effect of certain convertible securities had been incorrectly included in amounts previously reported.

        As more fully discussed in Notes 10, 11 and 12, the Company had certain convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net Income (reflecting the assumption that the securities have been converted). Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        The calculation of diluted earnings per share for 2006, 2007 and 2008 excludes the potential exercise of options to purchase approximately 0.9, 2.3 and 1.3 million common shares, respectively, because their effect would be anti-dilutive. In addition, the calculation of diluted earnings per share excludes the effect of the outstanding call spread option agreements for all periods presented because their effect would be anti-dilutive.

        For the years ended December 31, 2006, 2007 and 2008, the Company repurchased approximately 5.5, 3.6 and 0.8 million shares of common stock, respectively, under various stock repurchase programs.

23. Financial Instruments and Risk Management

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

Notional amounts and credit exposures of derivatives

        The notional amount of derivatives does not represent amounts that are exchanged by the parties, and thus are not a measure of the Company's exposure. The amounts exchanged are calculated on the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis of the notional or contract amounts, as well as on other terms of the interest rate derivatives and the volatility of these rates and prices.

        The Company would be exposed to credit-related losses in the event of nonperformance by the counter parties that issued the financial instruments, although the Company does not expect that the counter parties to interest rate derivatives will fail to meet their obligations, given their typically high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements. The Company generally does not give or receive collateral on interest rate derivatives because of its own credit rating and that of its counter parties.

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

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible securities, the senior convertible securities, and the junior convertible trust preferred securities at December 31, 2008 was $36,239, $288,512 and $237,353, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2007 and 2008.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$309,837	$331,464	$345,605	$382,960
Operating income	112,302	123,944	127,620	167,749
Income before income taxes	58,130	66,487	67,596	96,614
Net Income	36,622	41,887	42,585	60,867
Earnings per share-diluted(1)	$0.92	$1.03	$1.06	$1.53

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$335,034	$308,964	$290,824	$223,395
Operating income	115,411	103,981	102,755	45,971
Income (loss) before income taxes	52,028	56,025	48,554	(112,502)
Net Income (loss)	32,778	35,295	24,848	(69,751)
Earnings per share-diluted(1)	$0.83	$0.83	$0.59	$(1.76)

(1)
For periods from the second quarter of 2006 through the second quarter of 2008, the Company's quarterly and annual reports incorrectly included the anti-dilutive effect of certain convertible securities and thus overstated diluted earnings per share. Management has concluded that the anti-dilution resulting from this error was not material. All diluted earnings per share numbers for these periods that are disclosed above have been revised.

        Additionally, in the fourth quarter of 2008, the Company reported a non-cash expense of $150,000 to reduce the carrying value of certain investments accounted for under the equity method of accounting to their fair value, which reduced Operating income, Income before taxes, Net Income and Earnings per share-diluted.

25. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2007 and 2008, the total receivable was $35,510 and $56,103, respectively. The total payable as of December 31, 2007 was $70,915, of which $69,952 is included in current liabilities. The total payable as of December 31, 2008 was $28,241, of which $26,187 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Summarized Financial Information of Equity Method Affiliates

        The following table presents summarized financial information for Affiliates accounted for under the equity method.

	2006	2007	2008
Revenue(1)(2)	$748,024	$910,708	$495,262
Net Income	458,819	230,922	175,660

	2007	2008
Current assets(2)	$9,094,573	$6,453,256
Noncurrent assets	178,022	136,334
Current liabilities	2,485,882	1,965,773
Noncurrent liabilities and Minority interest(2)	6,379,647	4,302,461

    (1)
    Revenue includes advisory fees for asset management services, investment income and dividends from consolidated investment partnerships.

    (2)
    In the 2007 investments in BlueMountain and ValueAct, the Company acquired a share of revenue but no portion of the assets held by investors that are unrelated to the Company (which include consolidated investment partnerships).

        The Company's share of undistributed earnings from equity method investments totaled $18,461 as of December 31, 2008.

27. Segment Information

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2006
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$501,739	$514,761	$153,853	$1,170,353
Operating expenses:
Depreciation and other amortization	6,734	22,511	6,896	36,141
Other operating expenses	291,571	295,733	92,995	680,299

	298,305	318,244	99,891	716,440

Operating income	203,434	196,517	53,962	453,913

Non-operating (income) and expenses:
Investment and other income	(7,088)	(6,584)	(3,271)	(16,943)
Income from equity method investments	(1,087)	(34,503)	(2,728)	(38,318)
Investment income from Affiliate investments
in partnerships	—	—	(3,400)	(3,400)
Interest expense	24,360	27,606	6,834	58,800

	16,185	(13,481)	(2,565)	139

Income before minority interest and income taxes	187,249	209,998	56,527	453,774
Minority interest	(80,333)	(106,536)	(25,654)	(212,523)
Minority interest in Affiliate investments in partnerships	—	—	(3,364)	(3,364)

Income before income taxes	106,916	103,462	27,509	237,887
Income taxes	38,869	37,715	10,026	86,610

Net Income	$68,047	$65,747	$17,483	$151,277

Total assets	$898,150	$1,279,981	$487,789	$2,665,920
Goodwill	$454,561	$504,068	$218,598	$1,177,227

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$558,257	$645,613	$165,996	$1,369,866
Operating expenses:
Depreciation and other amortization	10,356	23,543	8,198	42,097
Other operating expenses	317,582	381,165	97,407	796,154

	327,938	404,708	105,605	838,251

Operating income	230,319	240,905	60,391	531,615

Non-operating (income) and expenses:
Investment and other income	(7,121)	(6,587)	(3,425)	(17,133)
Income from equity method investments	(1,651)	(51,214)	(5,332)	(58,197)
Investment income from Affiliate investments in partnerships	—	(10)	(38,867)	(38,877)
Interest expense	28,317	38,772	9,830	76,919

	19,545	(19,039)	(37,794)	(37,288)

Income before minority interest and income taxes	210,774	259,944	98,185	568,903
Minority interest	(95,720)	(120,506)	(25,761)	(241,987)
Minority interest in Affiliate investments in partnerships	—	(10)	(38,079)	(38,089)

Income before income taxes	115,054	139,428	34,345	288,827
Income taxes	42,570	51,589	12,707	106,866

Net Income	$72,484	$87,839	$21,638	$181,961

Total assets	$986,308	$1,832,951	$576,446	$3,395,705
Goodwill	$474,335	$529,195	$226,857	$1,230,387

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$456,187	$559,801	$142,229	$1,158,217
Operating expenses:
Depreciation and other amortization	10,037	28,648	7,936	46,621
Other operating expenses	279,769	369,639	94,070	743,478

	289,806	398,287	102,006	790,099

Operating income	166,381	161,514	40,223	368,118

Non-operating (income) and expenses:
Investment and other income	(7,539)	(27,755)	(8,360)	(43,654)
(Income) loss from equity method investments	(2,575)	82,252	17,465	97,142
Investment loss from Affiliate investments
in partnerships	445	1,856	61,109	63,410
Interest expense	24,724	40,150	9,017	73,891

	15,055	96,503	79,231	190,789

Income before minority interest and income taxes	151,326	65,011	(39,008)	177,329
Minority interest	(75,559)	(96,706)	(21,463)	(193,728)
Minority interest in Affiliate investments in partnerships	227	1,382	58,895	60,504

Income before income taxes	75,994	(30,313)	(1,576)	44,105
Income taxes	30,430	(9,336)	(159)	20,935

Net Income	$45,564	$(20,977)	$(1,417)	$23,170

Balance Sheet Information
Total assets	$993,955	$1,752,387	$500,028	$3,246,370
Goodwill	$463,421	$559,511	$220,651	$1,243,583

        As of December 31, 2006, equity method investments of $6,451, $273,170 and $13,819 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2007, equity method investments of $8,704, $755,107 and $78,679 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2008, equity method investments of $8,807, $609,956 and $60,124 are included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively.

Schedule II

Valuation and Qualifying Accounts

(in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance Year Ending December 31,
2008	$18,023	$14,158	$—	$—	$32,181
2007	14,126	3,897	—	—	18,023
2006	12,097	2,029	—	—	14,126
Other Allowances Year Ending December 31,
2008	$15,267	$7,708	$—	$3,924	$19,051
2007	12,843	1,278	1,146	—	15,267
2006	5,500	8,014	—	671	12,843

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We review on an ongoing basis and document our disclosure controls and procedures, and our internal controls and procedures over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting," which is incorporated by reference herein.

        The attestation report from PricewaterhouseCoopers LLP, our registered public accounting firm, is incorporated by reference herein from Item 8, "Report of Independent Registered Accounting Firm."

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item will be set forth in our proxy statement for our 2009 Annual Meeting of stockholders (to be filed within 120 days after December 31, 2008) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 2, 2009	By:	/s/ SEAN M. HEALEY
Sean M. Healey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM J. NUTT William J. Nutt	Chairman of the Board of Directors	March 2, 2009
/s/ SEAN M. HEALEY Sean M. Healey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 2, 2009
/s/ DARRELL W. CRATE Darrell W. Crate	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 2, 2009
/s/ RICHARD E. FLOOR Richard E. Floor	Director	March 2, 2009
/s/ HAROLD J. MEYERMAN Harold J. Meyerman	Director	March 2, 2009
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	March 2, 2009
/s/ PATRICK T. RYAN Patrick T. Ryan	Director	March 2, 2009
/s/ JIDE J. ZEITLIN Jide J. Zeitlin	Director	March 2, 2009

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Amended and Restated By-laws(1)
3.5	Certificate of Designations, Preferences and Rights of a Series of Stock(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
4.2
Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, dated as of May 1, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(5)
4.3	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, dated as of May 7, 2001, First Union National Bank, Trustee(5)
4.4
Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement, dated as of May 7, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(5)
4.5
First Supplemental Indenture dated as of February 24, 2006 to the Indenture dated as of May 7, 2001 between Affiliated Managers Group, Inc. and The Bank of New York (as successor to First Union National Bank), as trustee, relating to the Company's Liquid Yield Option Notes due May 7, 2021(6)
4.6
Amended and Restated Declaration of Trust of AMG Capital Trust I, dated as of April 3, 2006, among Affiliated Managers Group, Inc., Christiana Bank & Trust Company, as Delaware Trustee, LaSalle Bank National Association, as Property Trustee and the Administrative Trustee named therein(7)
4.7
Indenture, dated as of April 3, 2006, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Debenture Trustee, including form of 5.10% Junior Subordinated Convertible Debenture due April 15, 2036(7)
4.8	Guarantee Agreement, dated as of April 3, 2006, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Guarantee Trustee(7)
4.9
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, among Affiliated Managers Group, Inc., LaSalle National Trust Delaware, as Delaware Trustee, LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of the Trust(8)
4.10	Indenture, dated as of October 17, 2007, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Debenture Trustee(8)
4.11	Guarantee Agreement, dated as of October 17, 2007, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, Guarantee Trustee(8)
4.12
Confirmation of Forward Stock Purchase Contract, dated October 12, 2007, between the Affiliated Managers Group, Inc. and Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent thereunder(8)
4.13	Indenture related to the 3.95% Convertible Senior Notes due 2038, dated as of August 6, 2008 between Affiliated Managers Group, Inc. and The Bank of New York Mellon Trust Company, N.A.(9)

10.1	Third Amended and Restated Credit Agreement, dated as of November 27, 2007, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the several lenders from time to time parties thereto(10)
10.2†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.3†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan(12)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.5†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.6†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.7†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(2)
10.8†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.9†	Affiliated Managers Group, Inc. Deferred Compensation Plan*
10.10	Distribution Agency Agreement, dated May 7, 2008 by and between Affiliated Managers Group, Inc. and Banc of America Securities LLC(15)
10.11	Confirmation Letter Agreement, dated May 7, 2008, by and between the Company and Bank of America, N.A.(15)
10.12	Confirmation Letter Agreement, dated August 15, 2008, by and between the Company and Bank of America, N.A.(15)
10.13	Letter Agreement amending terms of August 15, 2008 Confirmation Letter, dated September 24, 2008, by and between the Company and Bank of America, N.A.(15)
10.14	Confirmation Letter Agreement, dated February 3, 2009, by and between the Company and Bank of America, N.A.*
21.1	Schedule of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†
Indicates a management contract or compensatory plan

*
Filed herewith

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed November 16, 2005

(3)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 28, 2006

(4)
Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(5)
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

(7)
Incorporated by reference to the Company's Current Report on Form 8-K filed April 7, 2006

(8)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2007

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed August 12, 2008

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 3, 2007

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (001-13459/99582797)

(12)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 19, 2000 (001-13459/604839)

(13)
Incorporated by reference to the Company's Quarterly Report or Form 10-Q filed May 10, 2004

(14)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed October 9, 2005

(15)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 10, 2008