Form 10-K/A
period 2008-12-31
AFFILIATED MANAGERS GROUP INC
filed 2009-03-31
CIK 1004434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller Reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

At June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $90.06 on that date on the New York Stock Exchange, was $3,640,691,261. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the registrant’s common stock are affiliates. There were 41,067,763 shares of the registrant’s common stock outstanding on February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 2, 2009 are incorporated by reference into Part III.

Explanatory Note

On March 2, 2009, Affiliated Managers Group, Inc. (“AMG”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

This Form 10-K/A filing provides supplemental financial statements under Item 15 for ValueAct Holdings, L.P., an Affiliate in which AMG owns a minority interest. There are no other changes to AMG’s 2008 Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements. See Item 8 of the Form 10-K filed on March 2, 2009 by AMG.

	(2)

Financial Statement Schedule. See Item 8 of the Form 10-K filed on March 2, 2009 by AMG.  Also see Exhibit 99.1 for the separate financial statements of ValueAct Holdings, L.P. and its subsidiaries, which are incorporated by reference herein.

	(3)	Exhibits: See the Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

AFFILIATED MANAGERS GROUP, INC. (Registrant)

By:	/s/ Darrell W. Crate
Darrell W. Crate
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Amended and Restated By-laws(1)
3.5	Certificate of Designations, Preferences and Rights of a Series of Stock(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
4.2

Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Purchase Agreement, dated as of May 1, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(5)

4.3	Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Indenture, dated as of May 7, 2001, First Union National Bank, Trustee(5)
4.4

Liquid Yield Option Notes due May 7, 2021 (Zero Coupon-Senior) Registration Rights Agreement, dated as of May 7, 2001, by and between Affiliated Managers Group, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(5)

4.5

First Supplemental Indenture dated as of February 24, 2006 to the Indenture dated as of May 7, 2001 between Affiliated Managers Group, Inc. and The Bank of New York (as successor to First Union National Bank), as trustee, relating to the Company’s Liquid Yield Option Notes due May 7, 2021(6)

4.6

Amended and Restated Declaration of Trust of AMG Capital Trust I, dated as of April 3, 2006, among Affiliated Managers Group, Inc., Christiana Bank & Trust Company, as Delaware Trustee, LaSalle Bank National Association, as Property Trustee and the Administrative Trustee named therein(7)

4.7

Indenture, dated as of April 3, 2006, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Debenture Trustee, including form of 5.10% Junior Subordinated Convertible Debenture due April 15, 2036(7)

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

10.2†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.3†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan(12)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.5†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.6†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.7†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(2)
10.8†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.9†	Affiliated Managers Group, Inc. Deferred Compensation Plan(16)
10.10	Distribution Agency Agreement, dated May 7, 2008 by and between Affiliated Managers Group, Inc. and Banc of America Securities LLC(15)
10.11	Confirmation Letter Agreement, dated May 7, 2008, by and between the Company and Bank of America, N.A.(15)
10.12	Confirmation Letter Agreement, dated August 15, 2008, by and between the Company and Bank of America, N.A.(15)
10.13	Letter Agreement amending terms of August 15, 2008 Confirmation Letter, dated September 24, 2008, by and between the Company and Bank of America, N.A.(15)
10.14	Confirmation Letter Agreement, dated February 3, 2009, by and between the Company and Bank of America, N.A.(16)
21.1	Schedule of Subsidiaries(16)

23.1	Consent of PricewaterhouseCoopers LLP(16)
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16)
31.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16)
32.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Financial Statements of ValueAct Holdings, L.P. and its subsidiaries*

†	Indicates a management contract or compensatory plan

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2005

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 28, 2006

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001 (001-13459/1636134)

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 28, 2006

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2006

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 18, 2007

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 12, 2008

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 3, 2007

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (001-13459/99582797)

(12)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 19, 2000 (001-13459/604839)

(13)	Incorporated by reference to the Company’s Quarterly Report or Form 10-Q filed May 10, 2004

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed October 9, 2005

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 2, 2009