Form 10-Q
period 2009-03-31
AFFILIATED MANAGERS GROUP INC
filed 2009-05-11
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time).

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

        There were 41,269,672 shares of the registrant's common stock outstanding on April 30, 2009.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2009
Revenue	$335,034	$178,475
Operating expenses:
Compensation and related expenses	151,080	84,160
Selling, general and administrative	52,850	32,507
Amortization of intangible assets	8,350	8,094
Depreciation and other amortization	2,774	3,239
Other operating expenses	5,413	5,750

	220,467	133,750

Operating income	114,567	44,725

Non-operating (income) and expenses:
Investment and other (income) loss	1,939	241
Income from equity method investments	(13,988)	(6,416)
Investment (income) loss from Affiliate investments in partnerships	14,334	3,795
Interest expense	22,937	19,948

	25,222	17,568

Income before income taxes	89,345	27,157
Income taxes—current	13,145	(8,045)
Income taxes—intangible-related deferred	9,021	9,571
Income taxes—other deferred	(3,829)	2,391

Net income	71,008	23,240
Net income (non-controlling interests)	(53,174)	(20,878)
Net loss (non-controlling interests in partnerships)	13,389	3,763

Net Income (controlling interest)	$31,223	$6,125

Earnings per share—basic	$0.91	$0.15
Earnings per share—diluted	$0.81	$0.15
Average shares outstanding—basic	34,470,123	40,022,423
Average shares outstanding—diluted	40,821,649	41,082,130
Supplemental disclosure of total comprehensive income:
Net income	$71,008	$23,240
Other comprehensive loss	(11,908)	(9,872)

Comprehensive income	59,100	13,368
Comprehensive income (non-controlling interests)	(39,785)	(17,115)

Comprehensive income (controlling interest)	$19,315	$(3,747)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2008	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$396,431	$237,291
Investment advisory fees receivable	131,099	101,317
Affiliate investments in partnerships	68,789	63,324
Affiliate investments in marketable securities	10,399	12,810
Prepaid expenses and other current assets	23,968	17,188

Total current assets	630,686	431,930
Fixed assets, net	71,845	69,158
Equity investments in Affiliates	678,887	664,074
Acquired client relationships, net	491,408	481,978
Goodwill	1,243,583	1,237,966
Other assets	96,291	104,168

Total assets	$3,212,700	$2,989,274

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$183,794	$92,795
Payables to related party	26,187	10,153

Total current liabilities	209,981	102,948
Senior debt	233,514	—
Senior convertible securities	445,535	448,395
Junior convertible trust preferred securities	505,034	505,605
Deferred income taxes	319,491	331,929
Other long-term liabilities	30,414	28,355

Total liabilities	1,743,969	1,417,232
Redeemable non-controlling interests	297,733	281,667
Equity:
Common stock	458	458
Additional paid-in capital	817,713	814,019
Accumulated other comprehensive income	(4,081)	(13,953)
Retained earnings	813,664	819,789

	1,627,754	1,620,313
Less: treasury stock, at cost	(702,953)	(533,771)

Total stockholders' equity	924,801	1,086,542
Non-controlling interests	180,732	143,239
Non-controlling interests in partnerships	65,465	60,594

Total equity	1,170,998	1,290,375

Total liabilities and equity	$3,212,700	$2,989,274

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2008	$458	$817,713	$(4,081)	$813,664	$(702,953)	$180,732	$65,465	$1,170,998
Stock issued under option and other
incentive plans	—	563	—	—	(454)	—	—	109
Settlement of forward equity sale agreement		(25,378)			169,636			144,258
Changes in Affiliate equity	—	21,121	—	—	—	—	—	21,121
Distributions to non-controlling interests	—	—	—	—	—	(58,371)	—	(58,371)
Redemptions of non-controlling interests in partnerships	—	—	—	—	—	—	(1,108)	(1,108)
Net Income	—	—	—	6,125	—	20,878	(3,763)	23,240
Other comprehensive loss	—	—	(9,872)	—	—	—	—	(9,872)

March 31, 2009	$458	$814,019	$(13,953)	$819,789	$(533,771)	$143,239	$60,594	$1,290,375

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2009
Cash flow from operating activities:
Net Income	$71,008	$23,240
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	8,350	8,094
Amortization of issuance costs	679	1,795
Depreciation and other amortization	2,774	3,239
Deferred income tax provision	5,192	11,962
Accretion of interest	2,167	3,431
Income from equity method investments, net of amortization	(13,988)	(6,416)
Distributions received from equity method investments	32,905	18,941
Tax benefit from exercise of stock options	673	—
Stock option expense	3,783	1,177
Affiliate equity expense	3,135	3,250
Other adjustments	(459)	(1,212)
Changes in assets and liabilities:
Decrease in investment advisory fees receivable	28,050	29,342
(Increase) decrease in Affiliate investments in partnerships	(6,584)	979
Decrease in prepaids and other current assets	19,996	257
Decrease in other assets	1,754	1,830
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(109,617)	(87,980)

Cash flow from operating activities	49,818	11,929

Cash flow used in investing activities:
Cost of investments in new Affiliates, net of cash acquired	(10,909)	—
Purchase of fixed assets	(2,548)	(552)
Purchase of investment securities	(14,443)	(8,836)
Sale of investment securities	5,550	5,720

Cash flow used in investing activities	(22,350)	(3,668)

Cash flow used in financing activities:
Borrowings of senior bank debt	177,000	—
Repayments of senior bank debt	(121,000)	(233,514)
Settlement of convertible securities	(208,730)	—
Issuance of common stock	213,777	—
Repurchase of common stock	(10,502)	—
Issuance costs	(939)	(921)
Excess tax benefit from exercise of stock options	2,886	—
Settlement of forward equity sale agreement	—	144,258
Note payments	878	(1,547)
Distributions to non-controlling interests	(112,579)	(57,857)
Repurchases of Affiliate equity	(32,438)	(16,385)
Subscriptions (redemptions) of non-controlling interests in partnerships	3,652	(979)

Cash flow used in financing activities	(87,995)	(166,945)

Effect of foreign exchange rate changes on cash and cash equivalents	(199)	(456)
Net decrease in cash and cash equivalents	(60,726)	(159,140)
Cash and cash equivalents at beginning of period	222,954	396,431

Cash and cash equivalents at end of period	$162,228	$237,291

Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	$299,970	$—
Stock issued for settlement of mandatory convertible securities	93,750	—
Notes received for Affiliate equity sales	10,455	3,467
Payables recorded for Affiliate equity purchases	2,368	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("Company" or "AMG") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K, as amended (the "Annual Report on Form 10-K") for the fiscal year ended December 31, 2008 includes additional information about AMG, its operations, its financial position and its accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.

        See Note 2, "Recently Adopted Accounting Standards," for information on accounting standards adopted in the first quarter of 2009.

2. Recently Adopted Accounting Standards

        In the first quarter of 2009, the Company adopted several accounting standards that were retrospectively applied to prior periods, including

  •
  FASB Staff Position ("FSP") APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("APB 14-1");

  •
  Statement of Financial Accounting Standards ("FAS") No. 141 (revised 2007) "Business Combinations" ("FAS 141R");

  •
  FAS No. 160 "Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"); and

  •
  Emerging Issues Task Force ("EITF") Topic No. D-98 "Classification and Measurement of Redeemable Securities" ("Topic D-98").

        APB 14-1 requires the Company to bifurcate certain of its convertible debt securities into their theoretical debt and equity components. The Company accretes (as interest expense) the debt components to their principal amounts over the expected life of the debt. As a result of APB 14-1, the Company has reported incremental non-cash interest of approximately $1,624 and $3,372 for the three months ended March 31, 2008 and 2009, respectively.

        FAS 141R requires the Company to expense acquisition-related professional fees. The Company retrospectively applied FAS 141R to acquisition-related professional fees that were deferred as of December 31, 2008, and, accordingly, the Company's 2008 net income was reduced by $5,902 ($532 attributable to the three months ended March 31, 2008). The other provisions of FAS 141R will be applied to future acquisitions.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        FAS 160 requires the Company to change the income statement, balance sheet and cash flow presentation of non-controlling interests (previously known as minority interests). Net income (non-controlling interest), which was previously reported as Minority interest (and reduced net income) in the Company's Consolidated Statements of Income, is now included in Net income. The accumulated capital of non-controlling interests, which was previously reported as Minority interest on the Company's Consolidated Balance Sheets, is now reported in Equity. Payments to non-controlling interests, profit distributions and repurchases of Affiliate equity, are now classified as financing activities on the Statements of Cash Flows (previously reported as operating and investing activities, respectively).

        Topic D-98 provides guidance on the reporting of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. Topic D-98 requires the Company to present the redemption value of its Affiliate equity on its Consolidated Balance Sheets (referred to as "Redeemable non-controlling interests"). Adjustments to Redeemable non-controlling interests are recorded to stockholders' equity.

        The Company adopted several other accounting standards that became effective in the first quarter of 2009 (as more fully described in its most recent Annual Report on Form 10-K), none of which had a material impact on its results of operations or financial position.

3. Senior Bank Debt

        On November 27, 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, the Company increased its borrowing capacity to $1,010,000, comprised of a $770,000 revolving credit facility (the "Revolver") and a $240,000 term loan (the "Term Loan"). All other terms of the Facility remain unchanged. In the first quarter of 2009, the Company repaid the outstanding balance of the Term Loan ($233,514); the capacity under the Revolver remains at $770,000. The Company pays interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $175,000.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had outstanding borrowings under the Facility of $233,514 at December 31, 2008 and no outstanding borrowings at March 31, 2009.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Senior Convertible Securities

        Following the Company's adoption of APB 14-1, the carrying values of the senior convertible securities are as follows:

	December 31, 2008		March 31, 2009
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2008 senior convertible notes	$398,389	$460,000	$401,190	$460,000
Zero coupon senior convertible notes	47,146	50,135	47,205	50,135

Total senior convertible securities	$445,535	$510,135	$448,395	$510,135

2008 Senior Convertible Notes

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. In accordance with APB 14-1, the Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.37% (over its expected life of five years), resulting in incremental interest expense for 2009 of approximately $11,205. Each security is convertible into 7.959 shares of the Company's common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, the Company may elect to pay or deliver cash, shares of its common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash at any time on or after August 15, 2013.

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $10,200. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year (the adoption of APB 14-1 did not affect these securities). As of March 31, 2009, $50,135 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $54.02) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may be convertible in certain future periods.

5. Junior Convertible Trust Preferred Securities

        Following the Company's adoption of APB 14-1, the carrying values of the junior convertible trust preferred securities are as follows:

	December 31, 2008		March 31, 2009
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2006 junior convertible trust preferred securities	$211,429	$300,000	$211,677	$300,000
2007 junior convertible trust preferred securities	293,605	430,820	293,928	430,820

Total junior convertible securities	$505,034	$730,820	$505,605	$730,820

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

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash. In accordance with APB 14-1, the Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.496% (over its expected life of 30 years). The incremental interest expense for 2009 is expected to be $1,036. Each $50 security is convertible, at any time, into 0.333 shares of the Company's common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2006 junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of the Company's common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

        In October 2007, the Company issued an additional $500,000 of junior subordinated convertible debentures which are due 2037 to a wholly-owned trust simultaneous with the issuance, by the trust, of $500,000 of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms. In the fourth quarter of 2008, the Company repurchased $69,180 aggregate principal amount of the 2007 junior convertible trust preferred securities. Following this repurchase, these securities were cancelled and retired.

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. In accordance with APB 14-1, the Company is accreting the discounted amount to the principal amount at maturity using an interest rate of 8.0% (over its expected life of 30 years). The incremental interest expense for 2009 is expected to be $1,341. Each $50 security is convertible, at any

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time, into 0.25 shares of the Company's common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2007 junior convertible trust preferred securities may not be redeemed by the Company prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of the Company's common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2007 junior convertible trust preferred securities receive all payments due from the trust.

        The 2007 junior convertible trust preferred securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $8,800. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

6. Forward Equity Sale Agreement

        In 2008, the Company entered into a forward equity sale agreement with a major securities firm to sell up to $200,000 of its common stock. In the first quarter of 2009, the Company received proceeds of $144,258 for the sale of 1.8 million shares at a weighted average price of $81.31. The Company can settle the remaining 1.2 million shares sold under this agreement at any time prior to March 31, 2010. In May 2009, the Company entered into a new forward equity sale agreement under which it may sell up to $200,000 of its common stock to a major securities firm, with the timing of sales at its discretion.

7. Income Taxes

        The Company's consolidated income taxes represent taxes on Net Income (controlling interest) as net income attributable to non-controlling interests is not taxed at the corporate level. The effective tax rate on Net Income (controlling interest) was 37% and 39% for the three months ended March 31, 2008 and March 31, 2009, respectively. A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2008	2009
Current:
Federal	$7,470	$(9,985)
State	1,189	363
Foreign	4,486	1,577

Total Current	13,145	(8,045)

Deferred:
Federal	$5,772	$11,008
State	330	1,258
Foreign	(910)	(304)

Total Deferred	5,192	11,962

Provision for Income Taxes	$18,337	$3,917

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2008	March 31, 2009
Deferred assets (liabilities):
Intangible asset amortization	$(185,376)	$(195,341)
Convertible securities interest	(124,805)	(128,349)
Non-deductible intangible amortization	(18,277)	(17,747)
State net operating loss carryforwards	31,259	31,791
Deferred compensation	4,643	5,348
Fixed asset depreciation	(3,626)	(3,595)
Accrued expenses	4,739	4,588
Capital loss carryforwards	922	922
Deferred income	3,211	3,167

	(287,310)	(299,216)
Valuation allowance	(32,181)	(32,713)

Net deferred income taxes	$(319,491)	$(331,929)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In connection with the adoption of APB 14-1, the Company recorded approximately $110,000 of deferred tax liabilities related to convertible securities interest to account for the future deferred tax impact of non-cash interest accretion. The Company's junior convertible trust preferred securities and 2008 senior convertible notes also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        At March 31, 2009, the Company had state net operating loss carryforwards that expire over a 15-year period beginning in 2008. The valuation allowances at December 31, 2008 and March 31, 2009 are principally related to the uncertainty of the realization of the loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

        At March 31, 2009, the Company's liability for uncertain tax positions was $21,363, including interest and related charges of $4,253. The Company does not anticipate that this liability will change significantly over the next twelve months.

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

	For the Three Months Ended March 31,
	2008	2009
Numerator:
Net Income (controlling interest)	$31,223,000	$6,125,000
Interest expense on convertible securities, net of taxes	1,994,000	36,000

Net Income (controlling interest), as adjusted	$33,217,000	$6,161,000

Denominator:
Average shares outstanding—basic	34,470,123	40,022,423
Effect of dilutive instruments:
Stock options	1,717,269	185,904
Senior convertible securities	4,250,666	873,803
Mandatory convertible securities	383,591	—

Average shares outstanding—diluted	40,821,649	41,082,130

        As more fully discussed in Notes 4 and 5, the Company had certain convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net Income (controlling interest) (reflecting the assumption that the securities have been converted). Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        The calculation of diluted earnings per share for the three months ended March 31, 2009 excludes the potential exercise of options to purchase approximately 4.2 million common shares and the assumed conversion of the junior convertible trust preferred securities and the 2008 senior convertible notes because the effect would be anti-dilutive.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in partnerships were as follows:

	For the Three Months Ended March 31,
	2008	2009
Purchase of investments	$110,287	$116,983
Sale of investments	103,703	117,962
Gross subscriptions	4,024	—
Gross redemptions	372	979

        Management fees earned by the Company on partnership assets were $341 and $162 for the three months ended March 31, 2008 and 2009, respectively.

        As of December 31, 2008 and March 31, 2009, the Company's investments in partnerships that are not controlled by its Affiliates were $10,221 and $18,043, respectively. These assets are reported within "Other assets" in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other (income) loss" in the consolidated statement of income.

11. Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2008	March 31, 2009
Cost of Affiliate investments in marketable securities	$14,984	$15,713
Gross unrealized gains	36	22
Gross unrealized losses	(4,621)	(2,925)

12. Fair Value Measurements

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"), for all financial instruments and nonfinancial instruments that are measured at fair value on a quarterly basis. The Company adopted the provisions of FAS 157 for nonfinancial assets and nonfinancial liabilities, which were previously deferred by FSP FAS 157-2, on January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's financial assets that are measured at fair value on a quarterly basis. The Company did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement during the three months ended March 31, 2009.

		Fair Value Measurements
	March 31, 2009
Financial Assets		Level 1	Level 2	Level 3
Affiliate investments in partnerships	$63,324	$59,124	$15	$4,185
Affiliate investments in marketable securities	12,810	10,249	2,561	—

        Substantially all of the Company's Level 3 instruments consist of Affiliate investments in partnerships. Changes in the fair value of these investments are presented as "Net loss (non-controlling interests in partnerships)" in the consolidated statements of income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as "Income attributable to non-controlling interests in partnerships." The following table presents the changes in Level 3 assets or liabilities for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
Balance, beginning of period	$4,185
Realized and unrealized gains (losses) included in net income	—
Realized and unrealized gains (losses) included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, March 31, 2009	$4,185

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at March 31, 2009	$—

13. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2008 and March 31, 2009, the total receivable (reported in "Other assets") was $42,808 and $37,161, respectively. The total payable as of December 31, 2008 was $28,241, of which $26,187 is included in current liabilities. The total payable as of March 31, 2009 was $10,930, of which $10,153 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Option and Incentive Plans

        The following table summarizes the transactions of the Company's stock option and incentive plans for the three months ended March 31, 2009:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2009	5,250,137	$48.38	4.5
Options granted	18,587	37.37
Options exercised	—	—
Options expired	(22,500)	45.67
Options forfeited	(1,584)	108.82

Unexercised options outstanding—March 31, 2009	5,244,640	48.34	4.3

Exercisable at March 31, 2009	4,081,728	46.51	4.1
Exercisable and free from restrictions on transfer at March 31, 2009	3,737,897	44.82	3.4

        The Company's Net Income (controlling interest) for the three months ended March 31, 2009 includes compensation expense of $718 (net of income tax benefits of $459 related to the Company's share-based compensation arrangements). As of March 31, 2009, the deferred compensation expense related to stock options was $15,233 which is expected to be recognized over a weighted average period of approximately three years (assuming no forfeitures). As of March 31, 2009, 1.8 million options have expiration dates prior to the end of 2010.

15. Derivatives

        During the first quarter of 2008, the Company entered into a series of treasury rate lock contracts with a notional value of $250,000. Each contract was designated and qualified as a cash flow hedge under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." These contracts were settled in the second quarter of 2008, and the Company received $8,154. During the fourth quarter of 2008, the Company concluded that it was probable that the hedged transaction would not occur and the gain was reclassified from accumulated other comprehensive income to Net Income (controlling interest).

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Statements of Income

	For the Three Months Ended March 31, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$134,863	$160,078	$40,093	$335,034
Operating expenses:
Depreciation and other amortization	2,883	6,276	1,965	11,124
Other operating expenses	84,513	100,493	24,337	209,343

	87,396	106,769	26,302	220,467

Operating income	47,467	53,309	13,791	114,567

Non-operating (income) and expenses:
Investment and other (income) loss	1,856	454	(371)	1,939
Income from equity method investments	(434)	(12,178)	(1,376)	(13,988)
Investment (income) loss from Affiliate investments in partnerships	(5)	290	14,049	14,334
Interest expense	8,083	12,275	2,579	22,937

	9,500	841	14,881	25,222

Income before income taxes	37,967	52,468	(1,090)	89,345
Income taxes	7,446	9,056	1,835	18,337

Net income	$30,521	$43,412	$(2,925)	$71,008
Net income (non-controlling interests)	(17,902)	(28,292)	(6,980)	(53,174)
Net loss (non-controlling interests in partnerships)	59	302	13,028	13,389

Net Income (controlling interest)	12,678	15,422	3,123	31,223

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$68,338	$82,238	$27,899	$178,475
Operating expenses:
Depreciation and other amortization	1,078	7,424	2,831	11,333
Other operating expenses	45,140	57,662	19,615	122,417

	46,218	65,086	22,446	133,750

Operating income	22,120	17,152	5,453	44,725

Non-operating (income) and expenses:
Investment and other (income) loss	625	(166)	(218)	241
Income from equity method investments	(70)	(6,111)	(235)	(6,416)
Investment (income) loss from Affiliate investments in partnerships	(3)	69	3,729	3,795
Interest expense	6,049	11,097	2,802	19,948

	6,601	4,889	6,078	17,568

Income before income taxes	15,519	12,263	(625)	27,157
Income taxes	2,956	793	168	3,917

Net income	$12,563	$11,470	$(793)	$23,240
Net income (non-controlling interests)	(7,936)	(10,300)	(2,642)	(20,878)
Net loss (non-controlling interests in partnerships)	(3)	69	3,697	3,763

Net Income (controlling interest)	4,624	1,239	262	6,125

Balance Sheet Information
Total assets as of December 31, 2008	$983,008	$1,733,928	$495,764	$3,212,700
Total assets as of March 31, 2009	916,127	1,609,661	463,486	2,989,274

17. Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the three months ended March 31, 2009:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2008	$463,421	$559,511	$220,651	$1,243,583
Foreign currency translation	(2,841)	(2,255)	(521)	(5,617)

Balance, as of March 31, 2009	$460,580	$557,256	$220,130	$1,237,966

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2008 and March 31, 2009:

	December 31, 2008		March 31, 2009
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$399,886	$176,261	$398,550	$184,355
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	267,783	—	267,783	—
Goodwill	1,243,583	—	1,237,966	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2009, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $32,500 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of March 31, 2009, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $7,906 for the three months ended March 31, 2009. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $31,500 for the next five years.

18. Recent Accounting Developments

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment. FSP FAS 115-2 and FAS 124-2 is effective for periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company's consolidated results of operations or financial position.

        In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in financial statements to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company's consolidated results of operations or financial position.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 amends FAS 157 and provides guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 is effective for periods ending after June 15, 2009. The Company did not early adopt this guidance and is currently evaluating

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this new FSP but does not believe that it will have a significant impact on the determination or reporting of its financial results.

19. Affiliate Equity

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require the Company to purchase their retained equity interests at certain intervals. Certain agreements also provide the Company a conditional right to require Affiliate managers to sell their retained equity interests to the Company upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions.

        The Company may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and in all cases can consent to the transfer of these interests to other individuals or entities. The Company's cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the three months ended March 31, 2009 are principally the result of changes to the value of these interests. Although the timing and amounts of these purchases are difficult to predict, the Company expects to repurchase approximately $50,000 of Affiliate equity during 2009, and, in such event, will own the cash flow associated with any equity repurchased.

        During the three months ended March 31, 2008 and 2009, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended March 31,
	2008	2009
Net Income (controlling interest)	$31,223	$6,125
Increase in controlling interest paid-in capital from the sale of Affiliate equity	6,940	3,944
Decrease in (controlling interest) paid-in capital from the purchase of Affiliate equity	—	(68)

	6,940	3,876

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$38,163	$10,001

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended March 31,
	2008	2009
Net income	$71,008	$23,240
Foreign currency translation adjustment(1)	(8,711)	(9,717)
Change in net unrealized gain (loss) on investment securities	27	(155)
Change in net unrealized loss on derivative securities	(3,224)	—

Comprehensive income	59,100	13,368
Comprehensive income (non-controlling interests)	(39,785)	(17,115)

Comprehensive income (controlling interest)	$19,315	$(3,747)

(1)
Foreign currency translation results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2008	March 31, 2009
Foreign currency translation adjustments	$(3,721)	$(13,438)
Unrealized loss on investment securities	(360)	(515)

Accumulated other comprehensive income	$(4,081)	$(13,953)

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

        Through our Affiliates, we manage approximately $152.9 billion in assets (as of March 31, 2009) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $27.5 billion of assets under management (as of March 31, 2009), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a non-controlling interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income (controlling interest) and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $40.0 billion as of March 31, 2009) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

        Our Net Income attributable to controlling interest reflects the revenue of our consolidated Affiliates and our share of income from Affiliates which we account for under the equity method, reduced by:

  •
  our expenses, including the operating expenses of our consolidated Affiliates; and

  •
  the profits allocated to managers of our consolidated Affiliates (i.e., income attributable to non-controlling interests).

        As discussed above, for consolidated Affiliates with revenue sharing arrangements, the operating expenses of the Affiliate as well as its managers' non-controlling interest generally increase (or decrease) as the Affiliate's revenue increases (or decreases) because of the direct relationship established in many of our agreements between the Affiliate's revenue and its Operating Allocation and Owners' Allocation. At our consolidated profit-based Affiliates, expenses may or may not correspond to increases or decreases in the Affiliates' revenues.

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

Assets under Management

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2008	$34.7	$109.4	$26.0	$170.1
Client cash inflows	1.5	7.2	1.3	10.0
Client cash outflows	(2.7)	(9.8)	(1.9)	(14.4)

Net client cash flows	(1.2)	(2.6)	(0.6)	(4.4)

Other(1)	—	(2.5)	(0.1)	(2.6)
Investment performance	(2.9)	(5.9)	(1.4)	(10.2)

March 31, 2009	$30.6	$98.4	$23.9	$152.9

(1)
Other includes assets under management attributable to Affiliate product closings, the financial effect of which is not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $10.0 billion while client cash outflows totaled $14.4 billion for the three months ended March 31, 2009. The net flows for the quarter occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended March 31,
(dollars in millions, except as noted)	2008	2009	% Change
Average assets under management (in billions)(1)
Mutual Fund	$57.3	$32.2	(44)%
Institutional	170.0	103.9	(39)%
High Net Worth	30.3	24.9	(18)%

Total	$257.6	$161.0	(38)%

Revenue
Mutual Fund	$134.8	$68.3	(49)%
Institutional	160.1	82.3	(49)%
High Net Worth	40.1	27.9	(30)%

Total	$335.0	$178.5	(47)%

Net Income
Mutual Fund	$12.7	$4.6	(64)%
Institutional	15.4	1.2	(92)%
High Net Worth	3.1	0.3	(90)%

Total	$31.2	$6.1	(80)%

EBITDA(2)
Mutual Fund	$31.2	$14.9	(52)%
Institutional	47.4	27.4	(42)%
High Net Worth	10.0	6.9	(31)%

Total	$88.6	$49.2	(44)%

(1)
These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $61.6 billion for the three months ended March 31, 2008 and $42.1 billion for the three months ended March 31, 2009. Assets under management attributable to any investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment.

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

        For the three months ended March 31, 2009, average assets under management were 5% higher than ending assets under management. Because of the various client billing methods described above (including billing based upon the value of assets under management at the beginning of the period, at the end of the period or daily average for the period), this variance between average assets under management and ending assets under management is unlikely to meaningfully affect future operating results.

Revenue

        Our revenue is generally determined by the level of our assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees. As described in the "Overview" section above, performance fees are generally measured on absolute or relative investment performance against a benchmark. As a result, the level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in assets under management.

        Our total revenue decreased $156.5 million (or 47%) in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily from a 38% decrease in average assets under management. This decrease in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, performance fees in the three months ended March 31, 2009 declined as compared to the three months ended March 31, 2008 (1% of revenue for the three months ended March 31, 2009 and 9% of revenue for the three months ended March 31, 2008).

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel decreased $66.5 million (or 49%) in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, while average assets under management decreased 44%. This decrease in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, our performance fees in the three months ended March 31, 2009 declined as compared to the three months ended March 31, 2008.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel decreased $77.8 million (or 49%) in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, while average assets under management decreased 39%. This decrease in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, our performance fees in the three months ended March 31, 2009 declined as compared to the three months ended March 31, 2008.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel decreased $12.2 million (or 30%) in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, while average assets under management decreased 18%. This decrease in average assets under management resulted principally from the decline in global equity markets, partially offset by our 2008 investment in Gannet Welsh & Kotler, LLC.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
(dollars in millions)	2008	2009	% Change
Compensation and related expenses	$151.1	$84.2	(44)%
Selling, general and administrative	52.8	32.5	(38)%
Amortization of intangible assets	8.4	8.1	(4)%
Depreciation and other amortization	2.8	3.2	14%
Other operating expenses	5.4	5.8	7%

Total operating expenses	$220.5	$133.8	(39)%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three months ended March 31, 2009, approximately $26.7 million (or 32%) of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased 44% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of the relationship between revenue and operating expenses at Affiliates, which experienced decreases in revenue, and accordingly, reported lower compensation expenses. This decrease was also attributable to decreases in holding company incentive compensation and share-based compensation of $3.1 million and $2.6 million in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, respectively. These decreases were partially offset by a $4.3 million increase in aggregate Affiliate expenses resulting from our new Affiliate investment in 2008.

        Selling, general and administrative expenses decreased 38% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as a result of decreases in sub-advisory and distribution expenses attributable to a decline in assets under management at our Affiliates in the Mutual Fund distribution channel and a $5.6 million decrease in sub-advisory and administrative costs related to performance fees. The decrease was also attributable to Affiliate and holding company cost-cutting initiatives. These decreases were partially offset by a $1.0 million increase in aggregate Affiliate expenses from our new Affiliate investment in 2008.

        Amortization of intangible assets decreased 4% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, respectively. This decrease was principally attributable to a decrease in definite-lived intangible assets.

        Depreciation and other amortization increased 14% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, principally attributable to an increase in aggregate Affiliate expenses from our new Affiliate investment in 2008.

        Other operating expenses increased 7% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, principally attributable to an increase in aggregate Affiliate expenses from our new Affiliate investment in 2008.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(dollars in millions)	2008	2009	% Change
Income from equity method investments	$14.0	$6.4	(54)%
Investment and other income (loss)	(1.9)	(0.2)	(89)%
Investment income (loss) from Affiliate
investments in partnerships	(14.3)	(3.8)	(73)%
Interest expense	22.9	19.9	(13)%
Income tax expense	18.3	3.9	(79)%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments decreased 54% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, principally as a result of a decrease in revenue resulting from a decline in assets under management at Affiliates that we account for under the equity method of accounting, as well as an increase in intangible amortization expense of $3.0 million.

        Investment and other income (loss) improved 89% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, principally as a result of $1.9 million of expenses incurred on the settlement of our 2004 mandatory convertible securities and the conversion of our floating rate senior convertible securities in the first quarter of 2008, which did not recur in the first quarter of 2009.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended March 31, 2008 and 2009, the loss from Affiliate investments in partnerships was $14.3 million and $3.8 million, respectively, which was principally attributable to investors who are unrelated to us.

        Interest expense decreased 13% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This decrease was principally attributable to a $5.9 million decrease in the cost of our senior bank debt resulting from a decline in borrowings as well as LIBOR interest rates and a $4.6 million decrease from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities in 2008. These decreases were partially offset by an increase of $7.4 million attributable to the issuance of our 2008 senior convertible notes.

        Income taxes decreased 79% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, principally as a result of the decrease in Net Income (controlling interest), partially offset by an increase in the effective tax rate from 37% to 39%.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2008	2009	% Change
Net income (non-controlling interests)	$53.2	$20.9	(61)%
Net loss (non-controlling interests in partnerships)	(13.4)	(3.8)	(72)%
Net Income (controlling interest)	31.2	6.1	(80)%

        Net income attributable to non-controlling interests decreased 61% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, principally as a result of the previously discussed changes in revenue.

        Net loss (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended March 31, 2008 and 2009, the net loss from Affiliate investment partnerships attributable to the non-controlling interests was $13.4 million and $3.8 million, respectively.

        The decrease in Net Income (controlling interest) in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, resulted principally from decreases in revenue and income from equity method investments, partially offset by decreases in reported operating, minority interest and income tax expenses, as described above.

Supplemental Performance Measure

        As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, Net Income (controlling interest). Under our Cash Net Income definition, we add to Net Income (controlling interest) amortization and deferred taxes related to intangible assets and Affiliate depreciation and equity expense, and exclude the effect of APB 14-1. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to our acquisition of interests in our Affiliates. Cash Net Income is used by our management and Board of Directors as a principal performance benchmark, including as a measure for aligning executive compensation with stockholder value.

        Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income (controlling interest) to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners, because these transfers have no dilutive effect to our shareholders. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets.

        In connection with recent accounting changes (see Note 2 to the consolidated financial statements), we modified our Cash Net Income definition to add back non-cash charges related to certain Affiliate equity transfers (referred to as Affiliate equity expense) and APB 14-1 (both net of tax). In prior periods, Cash Net Income was defined as "Net Income plus amortization and deferred taxes relating to intangible assets plus Affiliate depreciation." Under this definition, Cash Net Income reported for the first quarter of 2008 was $56.6 million.

        The following table provides a reconciliation of Net Income (controlling interest) to Cash Net Income:

	For the Three Months Ended March 31,
(in millions)	2008	2009
Net Income (controlling interest)	$31.2	$6.1
Intangible amortization	8.4	8.1
Intangible amortization-equity method investments	5.0	7.9
Intangible-related deferred taxes	9.0	9.6
APB 14-1 expense, net of tax	1.1	2.1
Affiliate equity expense, net of tax	2.0	2.0
Affiliate depreciation	1.5	1.9

Cash Net Income	$58.2	$37.7

        Cash Net Income decreased 35% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of the previously-described factors that caused a decrease in Net Income, partially offset by increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2008	March 31, 2009
Balance Sheet Data
Cash and cash equivalents	$396.4	$237.3
Senior debt	233.5	—
Senior convertible securities	445.5	448.4
Junior convertible trust preferred securities	505.0	505.6

	For the Three Months Ended March 31,
	2008	2009
Cash Flow Data
Operating cash flow	$49.8	$11.9
Investing cash flow	(22.4)	(3.7)
Financing cash flow	(88.0)	(166.9)
EBITDA(1)	88.6	49.2

    (1)
    The definition of EBITDA is presented in Note 2 on page 26 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash (including prospective proceeds from the settlement of our forward equity sale agreement). At March 31, 2009, our internal leverage ratio was 1.4:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5x. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0x (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of March 31, 2009, our actual bank leverage and bank interest coverage ratios were 1.7x and 5.7x, respectively, and we were in full compliance with all terms of our credit facility.

        We are rated BBB- by Standard & Poor's. A downgrade of our credit rating, either as a result of industry or company-specific considerations, would not have a material financial effect on any of our agreements or securities (or otherwise trigger a default).

        In addition to borrowings available under our $770 million revolving credit facility, our current liquidity is augmented by approximately $175 million of holding company cash (including prospective proceeds from the forward equity settlement) and the free cash flow generated by our business. We have no near-term debt maturities.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(in millions)	2008	2009
Cash flow from operations	$49.8	$11.9
Interest expense, net of non-cash items(1)	20.1	14.7
Current tax provision	13.2	(8.0)
Income from equity method investments, net of distributions(2)	(14.0)	(4.6)
Changes in assets and liabilities
and other adjustments(3)	19.5	35.2

EBITDA(4)	$88.6	$49.2

    (1)
    Non-cash items represent amortization of issuance costs and interest accretion ($2.8 million and $5.2 million for the three months ended March 31, 2008 and 2009, respectively).

    (2)
    Distributions from equity method investments were $32.9 million and $18.9 million for the three months ended March 31, 2008 and 2009, respectively.

    (3)
    Other adjustments include stock option expenses, tax benefits from stock options, Net income attributable to non-controlling interests and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

    (4)
    The definition of EBITDA is presented in Note 2 on page 26.

        In the three months ended March 31, 2009, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended March 31, 2009 were to make distributions to Affiliate managers and repay our Senior debt. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of March 31, 2009:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt	$—	2012	(1)
Zero Coupon Senior Convertible Notes	50.1	2021	(2)
2008 Senior Convertibles Notes	460.0	2038	(3)
Junior Convertible Trust Preferred Securities	730.8	2036/2037	(4)

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

Senior Bank Debt

        On November 27, 2007, we entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, we increased our borrowing capacity to $1.01 billion, comprised of a $770 million revolving credit facility (the "Revolver") and a $240 million term loan (the "Term Loan"). All other terms of the Facility remain unchanged. In the first quarter of 2009, we repaid the outstanding balance of the Term Loan ($233.5 million); the capacity under the Revolver remains at $770 million. We pay interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit rating. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Facility by up to an additional $175 million.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us. We had outstanding borrowings under the Facility of $233.5 million at December 31, 2008 and no outstanding borrowings at March 31, 2009.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year (the adoption of APB 14-1 did not affect these securities). As of March 31, 2009, $50.1 million principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $54.02) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of our common stock, the zero coupon convertible notes may be convertible in certain future periods.

2008 Senior Convertible Notes

        In August 2008, we issued $460 million of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. In accordance with APB 14-1, we are accreting the carrying value to the principal amount at maturity using an interest rate of 7.37% (over its expected life of five years), resulting in incremental interest expense for 2009 of approximately $11.2 million. Each security is convertible into 7.959 shares of our common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require us to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. We may redeem the notes for cash at any time on or after August 15, 2013.

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require us to deduct interest in an amount greater than our reported interest expense, which will result in annual deferred tax liabilities of approximately $10.2 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if our common stock is trading above certain thresholds at the time of the conversion of the notes.

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

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash. In accordance with APB 14-1, we are accreting the discounted amount to the principal amount at maturity. The incremental interest expense for 2009 is expected to be $1.0 million. Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2006 junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of our common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

        In October 2007, we issued an additional $500 million of junior subordinated convertible debentures which are due 2037 to a wholly-owned trust simultaneous with the issuance, by the trust, of $500 million of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms. In the fourth quarter of 2008, we repurchased $69.2 million aggregate principal amount of the 2007 junior convertible trust preferred securities. Following this repurchase, these securities were cancelled and retired.

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. In accordance with APB 14-1, we are accreting the discounted amount to the principal amount at maturity. The incremental interest expense for 2009 is expected to be $1.3 million. Each $50 security is convertible, at any time, into 0.25 shares of our common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2007 junior convertible trust preferred securities may not be redeemed by us prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of our common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2007 junior convertible trust preferred securities receive all payments due from the trust.

Forward Equity Sale Agreement

        In 2008, we entered into a forward equity sale agreement with a major securities firm to sell up to $200 million of our common stock. In the first quarter of 2009, we received proceeds of $144.3 million for the sale of 1.8 million shares at a weighted average price of $81.31. We can settle the remaining 1.2 million shares sold under this agreement at any time prior to March 31, 2010. In May 2009, we entered into a new forward equity sale agreement under which we may sell up to $200 million of our common stock to a major securities firm, with the timing of sales at our discretion.

Derivatives

        During the first quarter of 2008, we entered into a series of treasury rate lock contracts with a notional value of $250 million. These contracts were settled in the second quarter of 2008, and we received $8.2 million. Each contract was designated and qualified as a cash flow hedge under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). During the fourth quarter of 2008, we concluded that it was probable that the hedged transaction would not occur and the gain was reclassified from accumulated other comprehensive income to Net Income (controlling interest).

Affiliate Equity

        Many of our operating agreements provide Affiliate managers a conditional right to require us to purchase their retained equity interests at certain intervals. Certain agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.

        We may pay for Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and in all cases can consent to the transfer of these interests to other individuals or entities. Our cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the three months ended March 31, 2009 are principally the result of changes to the value of these interests. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50.0 million of Affiliate equity during 2009, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The decrease in cash flows from operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, resulted principally from decreased Net Income of $47.8 million, and reduced distributions from equity method investments of $14.0 million, partially offset by a decrease in settlements of liabilities of $21.6 million.

        In accordance with EITF 04-05, we consolidated $68.8 million and $63.3 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2008 and March 31, 2009 respectively. Purchases of $6.6 million reduced operating cash flow in the first three months ended March 31, 2008. Sales of client assets generated $1.0 million of operating cash flow in the three months ended March 31, 2009.

Investing Cash Flow

        The net cash flow used in investing activities decreased $18.7 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This was primarily the result of no investments in new Affiliates in the current period and a decrease of purchases of investment securities of $5.6 million.

        In January 2009, we announced an agreement to restructure and postpone our previously announced transaction with Harding Loevner LLC ("Harding Loevner"). The amended agreement provides Harding Loevner the option to complete the transaction during the second half of 2009 on terms substantially consistent with the original agreement.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $232.0 million through 2012. In 2009, we expect to make total payments of approximately $100.0 million to settle portions of these contingent obligations and our potential investment in Harding Loevner.

Financing Cash Flow

        Net cash flows from financing activities decreased $79.0 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This was primarily as a result of our repayment of $233.5 million of senior bank debt, partially offset by $144.3 million received from settlements of our forward equity arrangement (as discussed above) and a decrease in distributions to non-controlling interests of $54.7 million.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2009:

		Payments Due
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
(in millions)
Senior convertible securities	$1,057.5	$9.1	$36.3	$36.3	$975.8
Junior convertible trust securities(1)	1,815.5	28.1	75.0	75.0	1,637.4
Leases	86.6	13.7	31.1	21.0	20.8
Other liabilities(2)	11.1	8.9	2.2	—	—

Total	$2,970.7	$59.8	$144.6	$132.3	$2,634.0

(1)
As more fully discussed on page 31, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 13 to the Consolidated Financial Statements). This table does not include liabilities for uncertain tax positions ($21.4 million as of March 31, 2009) as we cannot predict when such liabilities will be paid.

Recent Accounting Developments

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment. FSP FAS 115-2 and FAS 124-2 is effective for periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated results of operations or financial position.

        In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in financial statements to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated results of operations or financial position.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 amends FAS 157 and provides guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 is effective for periods ending after June 15, 2009. We did not early adopt this guidance and are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2009. Please refer to Item 7A in our 2008 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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
May 11, 2009
/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Credit Agreement, dated as of March 25, 2009, by and among the Company, Bank of America, N.A., as Administrative Agent, and the several lenders from time to time parties thereto.
10.2	Distribution Agency Agreement, dated May 1, 2009, by and between the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A.
10.3	Form of Confirmation Letter Agreement, dated May 1, 2009, by and between the Company and Bank of America, N.A.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (dollars in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX