Form 10-Q
period 2009-06-30
AFFILIATED MANAGERS GROUP INC
filed 2009-08-06
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        There were 41,678,829 shares of the registrant's common stock outstanding on August 3, 2009.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Revenue	$308,964	$201,246	$643,998	$379,721
Operating expenses:
Compensation and related expenses	140,822	103,373	291,902	187,533
Selling, general and administrative	48,178	32,157	101,028	64,664
Amortization of intangible assets	8,551	8,044	16,901	16,138
Depreciation and other amortization	2,902	3,243	5,676	6,482
Other operating expenses	5,050	4,736	10,463	10,486

	205,503	151,553	425,970	285,303

Operating income	103,461	49,693	218,028	94,418

Non-operating (income) and expenses:
Investment and other (income) loss	(426)	(7,191)	1,513	(6,950)
Income from equity method investments	(13,414)	(7,351)	(27,402)	(13,767)
Investment (income) loss from Affiliate
investments in partnerships	(5,404)	(14,947)	8,930	(11,152)
Interest expense	16,927	19,193	39,864	39,141

	(2,317)	(10,296)	22,905	7,272

Income before income taxes	105,778	59,989	195,123	87,146
Income taxes—current	12,356	(1,126)	25,501	(9,171)
Income taxes—intangible-related deferred	9,040	9,544	18,061	19,115
Income taxes—other deferred	(1,055)	(4,678)	(4,884)	(2,287)

Net income	85,437	56,249	156,445	79,489
Net income (non-controlling interests)	(45,650)	(30,671)	(98,824)	(51,549)
Net (income) loss (non-controlling interests in partnerships)	(5,152)	(14,599)	8,237	(10,836)

Net Income (controlling interest)	$34,635	$10,979	$65,858	$17,104

Average shares outstanding—basic	39,300,624	41,450,659	36,885,373	40,740,486
Average shares outstanding—diluted	42,371,454	43,159,140	41,597,282	42,082,991
Earnings per share—basic	$0.88	$0.26	$1.79	$0.42
Earnings per share—diluted	$0.82	$0.26	$1.63	$0.41
Supplemental disclosure of total comprehensive income:
Net income	$85,437	$56,249	$156,445	$79,489
Other comprehensive income (loss)	9,460	24,676	(2,448)	14,804

Comprehensive income	94,897	80,925	153,997	94,293
Comprehensive income (non-controlling interests)	(50,802)	(45,270)	(90,587)	(62,385)

Comprehensive income (controlling interest)	$44,095	$35,655	$63,410	$31,908

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2008	June 30, 2009
Assets
Current Assets:
Cash and cash equivalents	$396,431	$274,369
Investment advisory fees receivable	131,099	113,899
Affiliate investments in partnerships	68,789	78,560
Affiliate investments in marketable securities	10,399	13,789
Prepaid expenses and other current assets	23,968	27,591

Total current assets	630,686	508,208
Fixed assets, net	71,845	66,885
Equity investments in Affiliates	678,887	664,669
Acquired client relationships, net	491,408	476,571
Goodwill	1,243,583	1,255,793
Other assets	96,291	108,170

Total assets	$3,212,700	$3,080,296

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$183,794	$118,909
Payables to related party	26,187	2,907

Total current liabilities	209,981	121,816
Senior bank debt	233,514	—
Senior convertible securities	445,535	451,255
Junior convertible trust preferred securities	505,034	506,169
Deferred income taxes	319,491	338,047
Other long-term liabilities	30,414	26,133

Total liabilities	1,743,969	1,443,420
Redeemable non-controlling interests	297,733	307,066
Equity:
Common stock	458	458
Additional paid-in capital	817,713	762,292
Accumulated other comprehensive income	(4,081)	10,723
Retained earnings	813,664	830,768

	1,627,754	1,604,241
Less: treasury stock, at cost	(702,953)	(498,988)

Total stockholders' equity	924,801	1,105,253

Non-controlling interests	180,732	149,252
Non-controlling interests in partnerships	65,465	75,305

Total equity	1,170,998	1,329,810

Total liabilities and equity	$3,212,700	$3,080,296

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2008	$458	$817,713	$(4,081)	$813,664	$(702,953)	$180,732	$65,465	$1,170,998
Stock issued under option and other incentive plans	—	(23,772)	—	—	34,329	—	—	10,557
Tax benefit of option exercises	—	2,545	—	—	—	—	—	2,545
Issuance costs	—	(396)	—	—	—	—	—	(396)
Settlement of forward equity sale agreement	—	(25,378)	—	—	169,636	—	—	144,258
Share-based payment arrangements	—	7,267	—	—	—	—	—	7,267
Changes in Affiliate equity	—	(15,687)	—	—	—	778	—	(14,909)
Distributions to non-controlling interests	—	—	—	—	—	(83,807)	—	(83,807)
Redemptions of non-controlling interests in partnerships	—	—	—	—	—	—	(996)	(996)
Net Income	—	—	—	17,104	—	51,549	10,836	79,489
Other comprehensive income	—	—	14,804	—	—	—	—	14,804

June 30, 2009	$458	$762,292	$10,723	$830,768	$(498,988)	$149,252	$75,305	$1,329,810

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Cash flow from operating activities:
Net Income	$85,437	$56,249	$156,445	$79,489
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	8,551	8,044	16,901	16,138
Amortization of issuance costs	530	1,841	1,209	3,636
Depreciation and other amortization	2,902	3,243	5,676	6,482
Deferred income tax provision	7,985	4,866	13,177	16,828
Accretion of interest	692	3,424	2,859	6,855
Income from equity method investments, net of amortization	(13,414)	(7,351)	(27,402)	(13,767)
Distributions received from equity method investments	16,542	9,879	49,447	28,820
Tax benefit from exercise of stock options	1,606	1,459	2,279	1,459
Stock option expense	3,617	1,958	7,400	3,135
Affiliate equity expense	4,475	3,469	7,610	6,719
Other adjustments	(6,650)	(21,248)	6,280	(18,698)
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	30,874	(11,447)	58,924	17,895
(Increase) decrease in Affiliate investments in partnerships	(72)	(648)	(6,656)	331
(Increase) decrease in prepaids and other current assets	(1,616)	(9,470)	18,380	(9,213)
Decrease in other assets	7,357	1,085	9,111	2,915
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	30,757	26,861	(78,860)	(61,119)

Cash flow from operating activities	179,573	72,214	242,780	87,905

Cash flow used in investing activities:
Cost of new investments, net of cash acquired	(50,000)	(1,411)	(60,909)	(1,412)
Purchase of fixed assets	(2,592)	(663)	(5,140)	(1,215)
Purchase of investment securities	(9,001)	(2,911)	(23,444)	(11,746)
Sale of investment securities	9,451	—	15,001	5,720

Cash flow used in investing activities	(52,142)	(4,985)	(74,492)	(8,653)

Cash flow used in financing activities:
Borrowings of senior bank debt	124,000	—	301,000	—
Repayments of senior bank debt	(126,500)	—	(247,500)	(233,514)
Issuance of common stock	19,026	11,622	232,803	11,622
Settlement of convertible securities	—	—	(208,730)	—
Repurchase of common stock	(14,252)	—	(24,754)	—
Issuance costs	(1,002)	—	(1,941)	(921)
Excess tax benefit from exercise of stock options	6,921	1,086	9,807	1,086
Settlement of derivative contracts	8,154	—	8,154	—
Settlement of forward equity sale agreement	—	—	—	144,258
Note payments	946	(2,932)	1,824	(4,479)
Distributions to non-controlling interests	(59,118)	(25,506)	(185,086)	(87,125)
Repurchases of Affiliate equity	(54,243)	(16,421)	(86,681)	(32,806)
Subscriptions (redemptions) of Non-controlling interests in partnerships	4	508	3,656	(471)

Cash flow used in financing activities	(96,064)	(31,643)	(197,448)	(202,350)

Effect of foreign exchange rate changes on cash and cash equivalents	(358)	1,492	(557)	1,036
Net increase (decrease) in cash and cash equivalents	31,009	37,078	(29,717)	(122,062)
Cash and cash equivalents at beginning of period	162,228	237,291	222,954	396,431

Cash and cash equivalents at end of period	$193,237	$274,369	$193,237	$274,369

Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	$—	$—	$299,970	$—
Stock issued in settlement of mandatory convertible securities	—	—	93,750	—
Notes received for Affiliate equity sales	4,686	593	15,141	4,060
Payables recorded for Affiliate equity purchases	2,568	671	4,936	671

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("Company" or "AMG") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. In this Quarterly Report on Form 10-Q, the Company has included the current quarter operating results of one of its equity method Affiliates (formerly recorded one quarter in arrears, as permitted for equity method investments). This reporting change did not have a material effect on the Company's consolidated financial results. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K (as amended, the "Annual Report on Form 10-K") for the fiscal year ended December 31, 2008 includes additional information about AMG, its operations, its financial position and its accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.

2. Recently Adopted Accounting Standards

        In 2009, the Company adopted several accounting standards that have been retrospectively applied to prior periods, including

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

  •
  FAS No. 160 "Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"); and

  •
  Emerging Issues Task Force ("EITF") Topic No. D-98 "Classification and Measurement of Redeemable Securities" ("Topic D-98").

        APB 14-1 requires the Company to bifurcate certain of its convertible debt securities into their theoretical debt and equity components. The Company accretes (as interest expense) the debt components to their principal amounts over the expected life of the debt. As a result of APB 14-1, the Company has reported incremental non-cash interest of approximately $529 and $3,365 for the three months ended June 30, 2008 and 2009, respectively.

        FAS 141R requires the Company to expense acquisition-related professional fees. The Company retrospectively applied FAS 141R to acquisition-related professional fees that were deferred as of December 31, 2008, and, accordingly, the Company's 2008 net income was reduced by $5,902 ($328 and

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$859 attributable to the three and six months ended June 30, 2008, respectively). The other provisions of FAS 141R will be applied to future acquisitions.

        FAS 160 requires the Company to change the income statement, balance sheet and cash flow presentation of non-controlling interests (previously known as minority interests). Net income (non-controlling interest), which was previously reported as Minority interest (and reduced net income) on the Company's Consolidated Statements of Income, is now included in Net income. The accumulated capital of non-controlling interests, which was previously reported as Minority interest on the Company's Consolidated Balance Sheets, is now reported in Equity. Payments to non-controlling interests, profit distributions and repurchases of Affiliate equity, are now classified as financing activities on the Statements of Cash Flows (previously reported as operating and investing activities, respectively).

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

        The Company adopted several other accounting standards that became effective in the second quarter of 2009, none of which had a material impact on its results of operations or financial position.

3. Senior Bank Debt

        On November 27, 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, the Company increased its borrowing capacity to $1,010,000, comprised of a $770,000 revolving credit facility (the "Revolver") and a $240,000 term loan (the "Term Loan"). In the first quarter of 2009, the Company repaid the outstanding balance of the Term Loan ($233,514); the capacity under the Revolver remains at $770,000. The Company pays interest on any outstanding obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $175,000.

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had outstanding borrowings under the Facility of $233,514 at December 31, 2008 and no outstanding borrowings at June 30, 2009.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Senior Convertible Securities

        Following the Company's adoption of APB 14-1, the carrying values of the senior convertible securities are as follows:

	December 31, 2008		June 30, 2009
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2008 senior convertible notes	$398,389	$460,000	$403,992	$460,000
Zero coupon senior convertible notes	47,146	50,135	47,263	50,135

Total senior convertible securities	$445,535	$510,135	$451,255	$510,135

2008 Senior Convertible Notes

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. In accordance with APB 14-1, the Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.4% (over its expected life of five years), resulting in incremental interest expense for 2009 of approximately $11,205. Each security is convertible into 7.959 shares of the Company's common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, the Company may elect to pay or deliver cash, shares of its common stock or some combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash (subject to the holders right to convert) at any time on or after August 15, 2013.

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

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year (the adoption of APB 14-1 did not affect these securities). As of June 30, 2009, $50,135 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $54.09) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may be convertible in certain future periods.

5. Junior Convertible Trust Preferred Securities

        Following the Company's adoption of APB 14-1, the carrying values of the junior convertible trust preferred securities are as follows:

	December 31, 2008		June 30, 2009
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2006 junior convertible trust preferred securities	$211,429	$300,000	$211,935	$300,000
2007 junior convertible trust preferred securities	293,605	430,820	294,234	430,820

Total junior convertible securities	$505,034	$730,820	$506,169	$730,820

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

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash. In accordance with APB 14-1, the Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.5% (over its expected life of 30 years). The incremental interest expense for 2009 is expected to be $1,036. Each $50 security is convertible, at any time, into 0.333 shares of the Company's common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2006 junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of the Company's common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

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

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. In accordance with APB 14-1, the Company is accreting the discounted amount to the principal amount at maturity using an interest rate of 8.0% (over its expected life of 30 years). The

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incremental interest expense for 2009 is expected to be $1,288. Each $50 security is convertible, at any time, into 0.25 shares of the Company's common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2007 junior convertible trust preferred securities may not be redeemed by the Company prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of the Company's common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2007 junior convertible trust preferred securities receive all payments due from the trust.

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

6. Forward Equity Sale Agreements

        In May 2008, the Company entered into a forward equity sale agreement with a major securities firm to sell up to $200,000 of its common stock (the "May 2008 Agreement"), with the timing of sales in the Company's discretion. Under the terms of the May 2008 Agreement, the Company can settle forward sales at any time prior to March 31, 2010 by issuing shares in exchange for cash. Alternatively, the Company may choose to settle forward sales on a net basis. The Company has sold all $200,000 under the May 2008 Agreement at a weighted average exercise price of $65.41 and has settled approximately $144,000 of these forward sales through the issuance of approximately 1.8 million shares.

        In May 2009, the Company entered into a second forward equity sale agreement to sell up to $200,000 of its common stock (the "May 2009 Agreement"). The Company has sold all $200,000 under the May 2009 Agreement at a weighted average exercise price of $57.27, but has not yet elected to settle the forward sales. As is the case in the May 2008 Agreement, the Company may choose to settle forward sales by issuing shares in exchange for cash or on a net basis (at any time prior to August 1, 2010). In July 2009, the Company entered into a third forward equity sale agreement to sell up to $200,000 of its common stock.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

        The Company's consolidated income taxes represent taxes on Net Income (controlling interest) as net income attributable to non-controlling interests is not taxed at the corporate level. A summary of the provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Current:
Federal	$7,682	$(4,640)	$15,152	$(14,625)
State	1,235	1,312	2,424	1,675
Foreign	3,439	2,202	7,925	3,779

Total Current	12,356	(1,126)	25,501	(9,171)

Deferred:
Federal	8,413	7,448	14,185	18,456
State	480	(2,149)	810	(891)
Foreign	(908)	(433)	(1,818)	(737)

Total Deferred	7,985	4,866	13,177	16,828

Provision for Income Taxes	$20,341	$3,740	$38,678	$7,657

Effective tax rate(1)	37.0%	25.4%	37.0%	30.9%

(1)
Calculated by dividing the Provision for Income Taxes by Income before income taxes, excluding income attributable to non-controlling interests.

        During the quarter ended June 30, 2009, the Company reversed $3,000 of its valuation allowance on state net operating losses upon the adoption by the Commonwealth of Massachusetts of favorable tax regulations. This adjustment reduced the Company's effective tax rate for the three and six months ended June 30, 2009, respectively.

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2008	June 30, 2009
Deferred assets (liabilities):
Intangible asset amortization	$(185,376)	$(202,165)
Convertible securities interest	(124,805)	(131,986)
Non-deductible intangible amortization	(18,277)	(18,816)
State net operating loss carryforwards	31,259	31,426
Deferred compensation	4,643	4,762
Fixed asset depreciation	(3,626)	(3,565)
Accrued expenses	4,739	4,638
Capital loss carryforwards	922	922
Foreign tax credit carryforwards	—	2,214
Deferred income	3,211	3,123

	(287,310)	(309,447)
Valuation allowance	(32,181)	(28,600)

Net deferred income taxes	$(319,491)	$(338,047)

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

        At June 30, 2009, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2009. The valuation allowances at December 31, 2008 and June 30, 2009 were principally related to the uncertainty of the realization of the loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

        At June 30, 2009, the Company's liability for uncertain tax positions was $21,440, including interest and related charges of $4,282. The Company does not anticipate that this liability will change significantly over the next twelve months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net Income (controlling interest)	$34,635,000	$10,979,000	$65,858,000	$17,104,000
Convertible securities interest expense, net	81,000	36,000	2,075,000	72,000

Net Income (controlling interest), as adjusted	$34,716,000	$11,015,000	$67,933,000	$17,176,000

Denominator:
Average shares outstanding—basic	39,300,624	41,450,659	36,885,373	40,740,486
Effect of dilutive instruments:
Stock options	1,615,970	557,275	1,667,350	324,501
Forward sale	528	277,403	264	144,201
Senior convertible securities	1,454,332	873,803	2,852,499	873,803
Mandatory convertible securities	—	—	191,796	—
Junior convertible trust preferred securities	—	—	—	—

Average shares outstanding—diluted	42,371,454	43,159,140	41,597,282	42,082,991

        As more fully discussed in Notes 4 and 5, the Company had certain convertible securities outstanding during the periods presented and is required to apply the if-converted method to these

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The calculation of diluted earnings per share for the three and six months ended June 30, 2009 excludes the potential exercise of options to purchase approximately 2.1 million common shares and the assumed conversion of the junior convertible trust preferred securities and the 2008 senior convertible notes because the effect would be anti-dilutive.

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

10. Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in partnerships were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Purchase of investments	$110,609	$166,850	$220,896	$283,833
Sale of investments	110,537	166,202	214,240	284,164
Gross subscriptions	229	650	4,253	650
Gross redemptions	225	142	597	1,121

        Management fees earned by the Company on partnership assets were $698 and $362 for the six months ended June 30, 2008 and 2009, respectively.

        As of December 31, 2008 and June 30, 2009, the Company's investments in partnerships that are not controlled by its Affiliates were $10,221 and $25,784, respectively. These assets are reported within "Other assets" in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other (income) loss" in the consolidated statement of income.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2008	June 30, 2009
Cost of Affiliate investments in marketable securities	$14,984	$15,090
Gross unrealized gains	36	449
Gross unrealized losses	(4,621)	(1,750)

12. Fair Value Measurements

        Effective January 1, 2008, the Company adopted FAS 157, "Fair Value Measurements" for all financial instruments and nonfinancial instruments that are measured at fair value on a quarterly basis. The Company adopted the provisions of FAS 157 for nonfinancial assets and nonfinancial liabilities, which were previously deferred, on January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires expanded disclosure about fair value measurements. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

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

        The following table summarizes the Company's financial assets that are measured at fair value on a quarterly basis. The Company did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement during the three months ended June 30, 2009.

		Fair Value Measurements
	June 30, 2009
Financial Assets		Level 1	Level 2	Level 3
Affiliate investments in partnerships	$78,560	$74,351	$24	$4,185
Affiliate investments in marketable securities	13,789	11,499	2,290	—

        Substantially all of the Company's Level 3 instruments consist of Affiliate investments in partnerships. Any change in the fair value of these investments is presented as "Net (income) loss (non-controlling interests in partnerships)" in the Consolidated Statements of Income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company is

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported as "Net (income) loss (non-controlling interests in partnerships)." The following table presents the changes in Level 3 assets or liabilities for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance, beginning of period	$4,185	$4,185
Realized and unrealized gains (losses) included in net income	—	—
Realized and unrealized gains (losses) included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2009	$4,185	$4,185

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at June 30, 2009	$—	$—

        FSP FAS 107-1 and APB 28-1, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whenever summarized financial information is reported in interim periods.

        As of June 30, 2009, the carrying amount of the Company's cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible notes, the 2008 senior convertible notes, and the 2006 and 2007 junior convertible trust preferred securities was $50,847, $397,302 and $383,131, respectively. The carrying value of the zero coupon senior convertible notes, the 2008 senior convertible notes, and the 2006 and 2007 junior convertible trust preferred securities was $47,263, $403,992 and $506,169, respectively.

13. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2008 and June 30, 2009, the total receivable (reported in "Other assets") was $42,808 and $35,538, respectively. The total payable as of December 31, 2008 was $28,241, of which $26,187 is included in current liabilities. The total payable as of June 30, 2009 was $3,202, of which $2,907 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the six months ended June 30, 2009:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2009	5,250,137	$48.38	4.5
Options granted	18,587	37.37
Options exercised	(329,366)	36.02
Options expired	(22,500)	45.67
Options forfeited	(27,775)	67.97

Unexercised options outstanding—June 30, 2009	4,889,083	49.07	4.2

Exercisable at June 30, 2009	3,726,798	47.31	4.0

        Under the Company's Long-Term Executive Incentive Plan, the Company granted incentive awards during the second quarter of 2009. The awards are denominated in the Company's common stock, with a fair value of $20,000. Consistent with the Company's retention and incentive objectives, the awards are subject to performance, vesting and forfeiture provisions. The Company will recognize expense for these awards ratably over the 4.5 year service period.

        The Company's Net Income (controlling interest) for the three and six months ended June 30, 2009 includes compensation expense of $1,194 and $1,912, respectively (net of income tax benefits of $764 and $1,223, respectively, related to the Company's share-based compensation arrangements). As of June 30, 2009, the deferred compensation expense related to share-based compensation arrangements was $33,982, which is expected to be recognized over a weighted average period of approximately four years (assuming no forfeitures). As of June 30, 2009, 1.6 million options have expiration dates prior to the end of 2010.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended June 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$125,980	$147,409	$35,575	$308,964
Operating expenses:
Depreciation and other amortization	2,740	6,801	1,912	11,453
Other operating expenses	78,273	93,608	22,169	194,050

	81,013	100,409	24,081	205,503

Operating income	44,967	47,000	11,494	103,461

Non-operating (income) and expenses:
Investment and other (income) loss	514	(421)	(519)	(426)
Income from equity method investments	(418)	(11,716)	(1,280)	(13,414)
Investment (income) loss from Affiliate investments in partnerships	—	80	(5,484)	(5,404)
Interest expense	5,796	9,045	2,086	16,927

	5,892	(3,012)	(5,197)	(2,317)

Income before income taxes	39,075	50,012	16,691	105,778
Income taxes	7,952	10,072	2,317	20,341

Net income	31,123	39,940	14,374	85,437
Net income (non-controlling interests)	(17,602)	(22,835)	(5,213)	(45,650)
Net loss (non-controlling interests in partnerships)	19	44	(5,215)	(5,152)

Net Income (controlling interest)	$13,540	$17,149	$3,946	$34,635

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$72,360	$101,491	$27,395	$201,246
Operating expenses:
Depreciation and other amortization	1,011	7,476	2,800	11,287
Other operating expenses	50,314	71,139	18,813	140,266

	51,325	78,615	21,613	151,553

Operating income	21,035	22,876	5,782	49,693

Non-operating (income) and expenses:
Investment and other (income) loss	(5,025)	(1,560)	(606)	(7,191)
Income from equity method investments	(139)	(6,835)	(377)	(7,351)
Investment (income) loss from Affiliate investments in partnerships	—	(385)	(14,562)	(14,947)
Interest expense	5,198	11,441	2,554	19,193

	34	2,661	(12,991)	(10,296)

Income before income taxes	21,001	20,215	18,773	59,989
Income taxes	2,034	1,449	257	3,740

Net income	18,967	18,766	18,516	56,249
Net income (non-controlling interests)	(12,994)	(14,130)	(3,547)	(30,671)
Net loss (non-controlling interests in partnerships)	—	(385)	(14,214)	(14,599)

Net Income (controlling interest)	$5,973	$4,251	$755	$10,979

	For the Six Months Ended June 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$260,843	$307,488	$75,667	$643,998
Operating expenses:
Depreciation and other amortization	5,623	13,078	3,876	22,577
Other operating expenses	162,786	194,101	46,506	403,393

	168,409	207,179	50,382	425,970

Operating income	92,434	100,309	25,285	218,028

Non-operating (income) and expenses:
Investment and other (income) loss	2,370	33	(890)	1,513
Income from equity method investments	(852)	(23,894)	(2,656)	(27,402)
Investment (income) loss from Affiliate investments in partnerships	(5)	370	8,565	8,930
Interest expense	13,879	21,320	4,665	39,864

	15,392	(2,171)	9,684	22,905

Income before income taxes	77,042	102,480	15,601	195,123
Income taxes	15,398	19,128	4,152	38,678

Net income	61,644	83,352	11,449	156,445
Net income (non-controlling interests)	(35,504)	(51,127)	(12,193)	(98,824)
Net loss (non-controlling interests in partnerships)	78	346	7,813	8,237

Net Income (controlling interest)	$26,218	$32,571	$7,069	$65,858

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$140,698	$183,729	$55,294	$379,721
Operating expenses:
Depreciation and other amortization	2,089	14,900	5,631	22,620
Other operating expenses	95,454	128,801	38,428	262,683

	97,543	143,701	44,059	285,303

Operating income	43,155	40,028	11,235	94,418

Non-operating (income) and expenses:
Investment and other (income) loss	(4,399)	(1,727)	(824)	(6,950)
Income from equity method investments	(209)	(12,946)	(612)	(13,767)
Investment (income) loss from Affiliate investments in partnerships	(3)	(316)	(10,833)	(11,152)
Interest expense	11,247	22,538	5,356	39,141

	6,636	7,549	(6,913)	7,272

Income before income taxes	36,519	32,479	18,148	87,146
Income taxes	4,990	2,242	425	7,657

Net income	31,529	30,237	17,723	79,489
Net income (non-controlling interests)	(20,930)	(24,430)	(6,189)	(51,549)
Net loss (non-controlling interests in partnerships)	(3)	(316)	(10,517)	(10,836)

Net Income (controlling interest)	$10,596	$5,491	$1,017	$17,104

Total assets as of December 31, 2008	$983,008	$1,733,928	$495,764	$3,212,700
Total assets as of June 30, 2009	945,507	1,663,834	470,955	3,080,296

17. Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the six months ended June 30, 2009:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2008	$463,421	$559,511	$220,651	$1,243,583
Goodwill acquired, net	99	1,299	14	1,412
Foreign currency translation	4,359	4,623	1,816	10,798

Balance, as of June 30, 2009	$467,879	$565,433	$222,481	$1,255,793

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2008 and June 30, 2009:

	December 31, 2008		June 30, 2009
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$399,886	$176,261	$401,187	$192,399
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	$267,783	—	$267,783	—
Goodwill	1,243,583	—	1,255,793	—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2009, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $32,500 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of June 30, 2009, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $15,862 for the six months ended June 30, 2009. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $31,500 for the next five years.

18. Recent Accounting Developments

        In June 2009, the FASB issued FAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("FAS 166"). FAS 166 establishes new criteria that must be met before transfers of financial assets are eligible for sale accounting and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. The Company will adopt FAS 166 in the first quarter of 2010 and does not expect this standard to have a material effect on the consolidated financial statements.

        In June 2009, the FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("FAS 167"). FAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity ("VIE") based on whether the entity has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. FAS 167 also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Disclosures are also required to provide information about an enterprise's involvement in a VIE. The Company will adopt FAS 167 in the first quarter of 2010 and is currently evaluating the potential impact of this new standard.

        In June 2009, the FASB issued FAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("FAS 168"). FAS 168 replaces all previously issued accounting standards and establishes the "FASB Accounting Standards Codification™" ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The Company will adopt FAS 168 in the third quarter of 2009.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities. The Company's cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the six months ended June 30, 2009 are principally the result of changes to the value of these interests. Although the timing and amounts of these purchases are difficult to predict, the Company expects to repurchase approximately $50,000 of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

        During the six months ended June 30, 2008 and 2009, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Six Months Ended June 30,
	2008	2009
Net Income (controlling interest)	$65,858	$17,104
Increase in controlling interest paid-in capital from the sale of Affiliate equity	7,877	4,373

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$73,735	$21,477

20. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Net income	$85,437	$56,249	$156,445	$79,489
Foreign currency translation adjustment(1)	1,183	24,672	(7,528)	14,955
Change in net unrealized gain (loss) on investment securities	94	4	121	(151)
Change in net unrealized loss on derivative securities	8,183	—	4,959	—

Comprehensive income	94,897	80,925	153,997	94,293
Comprehensive income (non-controlling interests)	(50,802)	(45,270)	(90,587)	(62,385)

Comprehensive income (controlling interest)	$44,095	$35,655	$63,410	$31,908

(1)
Foreign currency translation results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2008	June 30, 2009
Foreign currency translation adjustments	$(3,721)	$11,234
Unrealized gain (loss) on investment securities	(360)	(511)

Accumulated other comprehensive income	$(4,081)	$10,723

21. Subsequent Event

        On July 29, 2009 the Company announced an agreement to acquire a majority interest in Harding Loevner LLC ("Harding Loevner"). Harding Loevner manages approximately $5 billion in assets under management in a range of investment strategies including emerging markets, global and international products. The transaction is expected to close during the third quarter of 2009.

        Subsequent events and transactions have been evaluated for potential recognition or disclosure through August 6, 2009, the day the financial statements were issued.

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

        Through our Affiliates, we manage approximately $173.8 billion in assets (as of June 30, 2009) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $29.0 billion of assets under management (as of June 30, 2009), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of any performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a non-controlling interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income (controlling interest) and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $45.8 billion as of June 30, 2009) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Assets under Management

Statement of Changes—Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
March 31, 2009	$30.6	$98.4	$23.9	$152.9
Client cash inflows	1.9	8.0	1.3	11.2
Client cash outflows	(3.0)	(8.4)	(1.4)	(12.8)

Net client cash flows	(1.1)	(0.4)	(0.1)	(1.6)

Investment performance	5.7	16.0	2.9	24.6
Other(1)	—	(2.1)	(0.0)	(2.1)

June 30, 2009	$35.2	$111.9	$26.7	$173.8

Statement of Changes—Year to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2008	$34.7	$109.4	$26.0	$170.1
Client cash inflows	3.4	15.2	2.6	21.2
Client cash outflows	(5.7)	(18.2)	(3.3)	(27.2)

Net client cash flows	(2.3)	(3.0)	(0.7)	(6.0)

Investment performance	2.8	10.1	1.5	14.4
Other(1)	—	(4.6)	(0.1)	(4.7)

June 30, 2009	$35.2	$111.9	$26.7	$173.8

(1)
Other includes assets under management attributable to Affiliate product closings, the financial effect of which is not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $21.2 billion while client cash outflows totaled $27.2 billion for the six months ended June 30, 2009. The net flows for the six months ended June 30, 2009 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions, except as noted)	2008	2009	% Change	2008	2009	% Change
Average assets under management (in billions)(1)
Mutual Fund	$57.8	$33.8	(42)%	$57.7	$33.1	(43)%
Institutional	159.1	105.1	(34)%	166.2	106.6	(36)%
High Net Worth	28.4	25.3	(11)%	29.7	25.5	(14)%

Total	$245.3	$164.2	(33)%	$253.6	$165.2	(35)%

Revenue
Mutual Fund	$126.0	$72.3	(43)%	$260.8	$140.7	(46)%
Institutional	147.4	101.5	(31)%	307.5	183.7	(40)%
High Net Worth	35.6	27.4	(23)%	75.7	55.3	(27)%

Total	$309.0	$201.2	(35)%	$644.0	$379.7	(41)%

Net Income
Mutual Fund	$13.5	$6.0	(56)%	$26.2	$10.6	(60)%
Institutional	17.2	4.2	(76)%	32.6	5.5	(83)%
High Net Worth	3.9	0.8	(79)%	7.1	1.0	(86)%

Total	$34.6	$11.0	(68)%	$65.9	$17.1	(74)%

EBITDA(2)
Mutual Fund	$30.1	$14.4	(52)%	$61.2	$29.3	(52)%
Institutional	47.3	31.7	(33)%	94.8	59.1	(38)%
High Net Worth	10.9	7.1	(35)%	20.9	14.0	(33)%

Total	$88.3	$53.2	(40)%	$176.9	$102.4	(42)%

(1)
These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $58.4 billion and $42.9 billion for the three months ended June 30, 2008 and 2009, respectively, and $60.3 billion and $43.3 billion for the six months ended June 30, 2008 and 2009, respectively. Assets under management attributable to any investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment.

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

        As a result of the strong investment performance across global equity markets during the second quarter, ending assets under management were 5% higher than average assets under management for the six months ended June 30, 2009. This variance between ending assets under management and average assets under management is unlikely to meaningfully affect future operating results.

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

        Our total revenue decreased $107.8 million (or 35%) in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily from a 33% decrease in average assets under management. This decrease in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, performance fees in the three months ended June 30, 2009 increased as compared to the three months ended June 30, 2008 (5% of revenue for the three months ended June 30, 2009 and 3% of revenue for the three months ended June 30, 2008).

        Our total revenue decreased $264.3 million (or 41%) in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily from a 35% decrease in average assets under management. This decrease in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, performance fees in the six months ended June 30, 2009 decreased as compared to the six months ended June 30, 2008 (3% of revenue for the six months ended June 30, 2009 and 6% of revenue for the six months ended June 30, 2008).

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel decreased $53.7 million (or 43%) in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, while average assets under management decreased 42%, and decreased $120.1 million (or 46%) in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, while average assets under management decreased 43%. These decreases in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, our performance fees in the six months ended June 30, 2009 declined as compared to the six months ended June 30, 2008.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel decreased $45.9 million (or 31%) in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, while average assets under management decreased 34%, and decreased $123.8 million (or 40%) in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, while average assets under management decreased 36%. These decreases in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, our performance fees in the six months ended June 30, 2009 declined as compared to the six months ended June 30, 2008.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel decreased $8.2 million (or 23%) in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, while average assets under management decreased 11%, and decreased $20.4 million (or 27%) in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, while average assets under management decreased 14%. These decreases in average assets under management resulted principally from the decline in global equity markets, partially offset by our 2008 investment in a new Affiliate.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2008	2009	% Change	2008	2009	% Change
Compensation and related expenses	$140.8	$103.4	(27)%	$291.9	$187.5	(36)%
Selling, general and administrative	48.2	32.2	(33)%	101.0	64.7	(36)%
Amortization of intangible assets	8.6	8.1	(6)%	16.9	16.1	(5)%
Depreciation and other amortization	2.9	3.2	10%	5.7	6.5	14%
Other operating expenses	5.0	4.7	(6)%	10.5	10.5	0%

Total operating expenses	$205.5	$151.6	(26)%	$426.0	$285.3	(33)%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three and six months ended June 30, 2009, approximately $46.4 million and $73.1 million (or 45% and 39%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased 27% and 36% in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, primarily as a result of the relationship between revenue and operating expenses at Affiliates, which experienced decreases in revenue, and accordingly, reported lower compensation expenses. These decreases were also attributable to decreases in holding company share-based compensation of $1.7 million and $4.3 million in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively. These decreases were partially offset by increases in aggregate Affiliate expenses resulting from our new Affiliate investment in 2008 of $4.3 million and $8.6 million in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.

        Selling, general and administrative expenses decreased 33% and 36% in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively. These decreases resulted from decreases in sub-advisory and distribution expenses attributable to a decline in assets under management at our Affiliates in the Mutual Fund distribution channel, as well as Affiliate and holding company cost-cutting initiatives. The decrease in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was also attributable to a decrease of $5.1 million in sub-advisory and administrative costs related to performance fees. In each period, these decreases were partially offset by increases in aggregate Affiliate expenses from our new Affiliate investment in 2008 of $1.0 million and $2.0 million, respectively.

        Amortization of intangible assets decreased 6% and 5% in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, respectively. These increases were principally attributable to a decrease in definite-lived intangible assets.

        Depreciation and other amortization increased 10% and 14% in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, principally attributable to an increase in aggregate Affiliate expenses from our new Affiliate investment in 2008.

        Other operating expenses decreased 6% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, as a result of Affiliate cost-cutting initiatives. This decrease was partially offset by a $0.3 million increase in aggregate Affiliate expenses from our new Affiliate investment in 2008. Other operating expenses were essentially flat in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, as the Affiliate and holding company cost-cutting initiatives were offset by a $0.6 million increase in aggregate Affiliate expenses from our new Affiliate investment in 2008.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2008	2009	% Change	2008	2009	% Change
Income from equity method investments	$13.4	$7.4	(45)%	$27.4	$13.8	(50)%
Investment and other income (loss)	0.4	7.2	N.M. (1)	(1.5)	6.9	N.M. (1)
Investment income (loss) from Affiliate investments in partnerships	5.4	14.9	176%	(8.9)	11.2	N.M. (1)
Interest expense	16.9	19.2	14%	39.9	39.1	(2)%
Income tax expense	20.3	3.7	(82)%	38.7	7.7	(80)%

(1)
Percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments decreased 45% and 50% in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively. These decreases were principally the result of decreases in revenue resulting from declines in assets under management at Affiliates that we account for under the equity method of accounting. These decreases also resulted from increases in intangible amortization expense of $3.0 million and $6.0 million in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively.

        Investment and other income increased in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, principally as a result of an increase in Affiliate investment earnings. Investment and other income also improved in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 because of $2.0 million of expenses incurred on the settlement of our 2004 mandatory convertible securities and the conversion of our floating rate senior convertible securities in the first quarter of 2008, which did not recur in the first quarter of 2009.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended June 30, 2008 and 2009, the income from Affiliate investments in partnerships was $5.4 million and $14.9 million, respectively. For the six months ended June 30, 2008 and 2009, the income from Affiliate investments in partnerships was $(8.9) million and $11.2 million, respectively. This income (loss) was principally attributable to investors who are unrelated to us.

        Interest expense increased 14% in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. This increase was principally attributable to an increase of $8.4 million attributable to the issuance of our 2008 senior convertible notes, partially offset by a $5.2 million decrease in the cost of our senior bank debt resulting from a decline in borrowings. Interest expense decreased 2% in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The decrease was principally attributable to an $11.2 million decrease in the cost of our senior bank debt resulting from a decline in borrowings and a $4.9 million decrease from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities in 2008. These decreases were partially offset by an increase of $16.8 million attributable to the issuance of our 2008 senior convertible notes.

        Income taxes decreased 82% in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, principally as a result of the decrease in Net Income (controlling interest), as well as a decrease in the effective tax rate from 37.0% to 25.4%. Income taxes decreased 80% in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, principally as a result of the decrease in Net Income (controlling interest), as well as a decrease in the effective tax rate from 37.0% to 30.9%. The effective tax rate for the three and six month periods ending June 30, 2009 decreased as a result of new Commonwealth of Massachusetts tax regulations, which enabled us to reverse $3.0 million of valuation allowance related to state net operating losses.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2008	2009	% Change	2008	2009	% Change
Net income (non-controlling interests)	$45.7	$30.7	(33)%	$98.8	$51.5	(48)%
Net income (loss) (non-controlling interests in partnerships)	5.2	14.6	181%	(8.2)	10.8	N.M. (1)
Net Income (controlling interest)	34.6	11.0	(68)%	65.9	17.1	(74)%

(1)
Percentage change is not meaningful.

        Net income attributable to non-controlling interests decreased 33% and 48% in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, principally as a result of the previously discussed changes in revenue.

        Net income (loss) (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended June 30, 2008 and 2009, the net income from Affiliate investment partnerships attributable to the non-controlling interests was $5.2 million and $14.6 million, respectively. For the six months ended June 30, 2008 and 2009, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $(8.2) million and $10.8 million, respectively.

        The decrease in Net Income (controlling interest) in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, resulted principally from decreases in revenue and income from equity method investments, partially offset by decreases in reported operating, minority interest and income tax expenses, as described above.

Supplemental Performance Measure

        As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, Net Income (controlling interest). Under our Cash Net Income definition, we add to Net Income (controlling interest) amortization (including equity method amortization) and deferred taxes related to intangible assets and Affiliate depreciation and equity expenses, and exclude the effect of APB 14-1. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to our acquisition of interests in our Affiliates. Cash Net Income is used by our management and Board of Directors as a principal performance benchmark, including as a measure for aligning executive compensation with stockholder value.

        Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income (controlling interest) to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners when these transfers have no dilutive effect to our shareholders. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets.

        In connection with recent accounting changes (see Note 2 to the consolidated financial statements), we modified our Cash Net Income definition to add back non-cash charges related to certain Affiliate equity transfers (referred to as Affiliate equity expense) and APB 14-1 (both net of tax). In prior periods, Cash Net Income was defined as "Net Income plus amortization and deferred taxes relating to intangible assets plus Affiliate depreciation." Under this prior definition, Cash Net Income reported for the three and six months ended June 30, 2008 was $59.5 million and $116.2 million, respectively.

        The following table provides a reconciliation of Net Income (controlling interest) to Cash Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2008	2009	2008	2009
Net Income (controlling interest)	$34.6	$11.0	$65.9	$17.1
Intangible amortization	13.5	16.0	26.8	32.0
Intangible-related deferred taxes	9.0	9.5	18.1	19.1
APB 14-1 expense	0.4	2.0	1.4	4.1
Affiliate equity expense	2.9	1.9	4.9	3.9
Affiliate depreciation	1.7	2.0	3.2	3.9

Cash Net Income	$62.1	$42.4	$120.3	$80.1

        Cash Net Income decreased 32% and 33% in the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, respectively, primarily as a result of the previously-described factors that caused a decrease in Net Income, partially offset by increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2008	June 30, 2009
Balance Sheet Data
Cash and cash equivalents	$396.4	$274.4
Senior debt	233.5	—
Senior convertible securities	445.5	451.3
Junior convertible trust preferred securities	505.0	506.2

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Cash Flow Data
Operating cash flow	$179.6	$72.2	$242.8	$87.9
Investing cash flow	(52.1)	(5.0)	(74.5)	(8.7)
Financing cash flow	(96.1)	(31.6)	(197.4)	(202.4)
EBITDA(1)	88.3	53.2	176.9	102.4

(1)
The definition of EBITDA is presented in Note 2 on page 29 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash (including prospective proceeds from the settlement of our forward equity sale agreements). At June 30, 2009, our internal leverage ratio was 0.5:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.50. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of June 30, 2009, our actual bank leverage and bank interest coverage ratios were 1.86 and 5.23, respectively, and we were in full compliance with all terms of our credit facility.

        We are rated BBB- by Standard & Poor's. A downgrade of our credit rating, either as a result of industry or company-specific considerations, would not have a material financial effect on any of our agreements or securities (or otherwise trigger a default).

        In addition to borrowings available under our $770 million revolving credit facility, our current liquidity is augmented by approximately $375 million of holding company cash (including prospective proceeds from the forward equity settlements) and the free cash flow generated by our business. We have no near-term debt maturities.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2008	2009	2008	2009
Cash flow from operations	$179.6	$72.2	$242.8	$87.9
Interest expense, net of non-cash items(1)	15.7	13.9	35.8	28.7
Current tax provision	12.4	(1.1)	25.5	(9.2)
Income from equity method investments, net of distributions(2)	1.8	5.4	(12.1)	0.8
Changes in assets and liabilities and other adjustments(3)	(121.2)	(37.2)	(115.1)	(5.8)

EBITDA	$88.3	$53.2	$176.9	$102.4

(1)
Non-cash items represent amortization of issuance costs and interest accretion ($1.2 million and $5.3 million for the three months ended June 30, 2008 and 2009, respectively, and $4.1 million and $10.5 million for the six months ended June 30, 2008 and 2009, respectively).

(2)
Distributions from equity method investments were $16.5 million and $9.9 million for the three months ended June 30, 2008 and 2009, respectively, and $49.4 million and $28.8 million for the six months ended June 30, 2008 and 2009, respectively.

(3)
Other adjustments include stock option expenses, tax benefits from stock options, Net income attributable to non-controlling interests and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the six months ended June 30, 2009, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the six months ended June 30, 2009 were to make distributions to Affiliate managers and repay our Senior debt. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of June 30, 2009:

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

        The Facility will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us. We had outstanding borrowings under the Facility of $233.5 million at December 31, 2008 and no outstanding borrowings at June 30, 2009.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year (the adoption of APB 14-1 did not affect these securities). As of June 30, 2009, $50.1 million principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $54.09) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of our common stock, the zero coupon convertible notes may be convertible in certain future periods.

2008 Senior Convertible Notes

        In August 2008, we issued $460 million of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. In accordance with APB 14-1, we are accreting the carrying value to the principal amount at maturity using an interest rate of 7.4% (over its expected life of five years), resulting in incremental interest expense for 2009 of approximately $11.2 million. Each security is convertible into 7.959 shares of our common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require us to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. We may redeem the notes for cash (subject to the holders right to convert) at any time on or after August 15, 2013.

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

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash. In accordance with APB 14-1, we are accreting the carrying value to the principal amount at maturity using an interest rate of 7.5% (over the expected life of 30 years). The incremental interest expense for 2009 is expected to be $1.0 million. Each $50 security is convertible, at any time, into 0.333 shares of our common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of our common stock (or a combination of cash and common stock) at our election. The 2006 junior convertible trust preferred securities may not be redeemed by us prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of our common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, we are obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

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

Forward Equity Sale Agreement

        In May 2008, we entered into a forward equity sale agreement with a major securities firm to sell up to $200 million of our common stock (the "May 2008 Agreement"), with the timing of sales in our discretion. Under the terms of the May 2008 Agreement, we can settle forward sales at any time prior to March 31, 2010 by issuing shares in exchange for cash. Alternatively, we may choose to settle forward sales on a net basis. We have sold all $200 million under the May 2008 Agreement at a weighted average exercise price of $65.41 and have settled approximately $144.0 million of these forward sales through the issuance of approximately 1.8 million shares.

        In May 2009, we entered into a second forward equity sale agreement to sell up to $200 million of our common stock (the "May 2009 Agreement"). We have sold all $200 million under the May 2009 Agreement at a weighted average exercise price of $57.27, but have not yet elected to settle the forward sales. As is the case in the May 2008 Agreement, we may choose to settle forward sales by issuing shares in exchange for cash or on a net basis (at any time prior to August 1, 2010). In July 2009, we entered into a third forward equity sale agreement to sell up to $200 million of our common stock.

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

        We may pay for Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities. Our cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the three months ended June 30, 2009 are principally the result of changes to the value of these interests. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50.0 million of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The decrease in cash flows from operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, resulted principally from decreased Net Income of $77.0 million, and a decrease in the settlement of investment advisory fees receivable of $41.0 million, partially offset by a decrease in settlements of liabilities of $17.7 million.

        In accordance with EITF 04-05, we consolidated $68.8 million and $78.6 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2008 and June 30, 2009 respectively. Purchases of $6.7 million reduced operating cash flow in the first six months ended June 30, 2008. Sales of client assets generated $0.3 million of operating cash flow in the six months ended June 30, 2009.

Investing Cash Flow

        The net cash flow used in investing activities decreased $65.8 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This was primarily the result of a decrease of $59.5 million in investments in new Affiliates in the current period, a decrease of $11.7 in the purchase of investment securities and a decrease of sale of investment securities of $9.3 million.

        On July 29, 2009, we announced an agreement to acquire a majority interest in Harding Loevner LLC. The transaction is expected to close during the third quarter of 2009.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $234.0 million through 2012. In 2009, we expect to make total payments of approximately $150.0 million to settle portions of these contingent obligations and our investment in Harding Loevner.

Financing Cash Flow

        Net cash flows used in financing activities increased $4.9 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. This was primarily as a result of an increase in net senior bank debt repayments of $287.0 million, and a decrease in net proceeds from the settlement of convertible securities and issuance of common stock of $12.5 million, partially offset by the $144.3 million received from settlements under our forward equity sale agreement (as discussed above) and a decrease in distributions to non-controlling interests and repurchases of Affiliate equity of $151.8 million.

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

        Proceeds available under our Facility and forward equity sale agreements are sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of June 30, 2009:

		Payments Due
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
(in millions)
Senior convertible securities	1,057.5	$9.1	$36.3	$36.3	$975.8
Junior convertible trust preferred
securities(1)	1,806.1	18.7	75.0	75.0	1,637.4
Leases	82.7	8.7	31.8	21.3	20.9
Other liabilities(2)	3.3	1.1	2.2	—	—

Total	$2,949.6	$37.6	$145.3	$132.6	$2,634.1

(1)
As more fully discussed on page 35, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests (see Note 13 to the Consolidated Financial Statements). This table does not include liabilities for uncertain tax positions ($21.4 million as of June 30, 2009) as we cannot predict when such liabilities will be paid.

Recent Accounting Developments

        In June 2009, the FASB issued FAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("FAS 166"). FAS 166 establishes new criteria that must be met before transfers of financial assets are eligible for sale accounting and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. We will adopt FAS 166 in the first quarter of 2010 and we do not expect this standard to have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued FAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("FAS 167"). FAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity ("VIE") based on whether the entity has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. FAS 167 also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Disclosures are also required to provide information about an enterprise's involvement in a VIE. We will adopt FAS 167 in the first quarter of 2010 and we are currently evaluating the potential impact of this new standard.

        In June 2009, the FASB issued FAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("FAS 168"). FAS 168 replaces all previously issued accounting standards and establishes the "FASB Accounting Standards Codification™" ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. We will adopt FAS 168 in the third quarter of 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2009. Please refer to Item 7A in our 2008 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

        There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Stockholders was held in Prides Crossing, Massachusetts on June 9, 2009. At that meeting, the stockholders considered and acted upon the following proposals:

1.
The Election of Directors. By the vote reflected below, the stockholders elected the following individuals to serve as directors until the 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified:

Director	Shares Voted For	Shares Withheld
Richard E. Floor	35,124,336	3,026,385
Sean M. Healey	35,386,717	2,764,004
Harold J. Meyerman	21,277,619	16,873,102
William J. Nutt	35,160,298	2,990,423
Rita M. Rodriguez	35,210,206	2,940,515
Patrick T. Ryan	21,276,115	16,874,606
Jide J. Zeitlin	21,264,608	16,886,113
2.
The Ratification of the Selection of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm for the Current Fiscal Year. The stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the current fiscal year. 37,807,761 shares voted for the proposal, 338,981 voted against the proposal, and 4,379 shares abstained from voting on the proposal.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 6, 2009
/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	Annual Director Compensation adopted July 21, 2009.
10.2	Distribution Agency Agreement, dated July 31, 2009, by and between the Company and Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch.
10.3	Form of Confirmation Letter Agreement, dated July 31, 2009, by and between the Company and Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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