Form 10-Q
period 2009-09-30
AFFILIATED MANAGERS GROUP INC
filed 2009-11-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        There were 42,053,861 shares of the registrant's common stock outstanding on November 5, 2009.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue	$290,824	$217,461	$934,822	$597,182
Operating expenses:
Compensation and related expenses	123,703	105,237	415,605	292,770
Selling, general and administrative	53,482	28,294	154,510	92,958
Amortization of intangible assets	8,562	8,293	25,463	24,430
Depreciation and other amortization	2,996	3,167	8,672	9,649
Other operating expenses	4,898	10,865	15,361	21,351

	193,641	155,856	619,611	441,158

Operating income	97,183	61,605	315,211	156,024

Non-operating (income) and expenses:
Investment and other (income) loss	3,865	(6,614)	5,378	(13,564)
Income from equity method investments	(13,177)	(8,203)	(40,579)	(21,970)
Investment (income) loss from Affiliate
investments in partnerships	22,841	(14,914)	31,771	(26,065)
Interest expense	19,883	19,540	59,747	58,681

	33,412	(10,191)	56,317	(2,918)

Income before income taxes	63,771	71,796	258,894	158,942
Income taxes—current	6,212	63	31,713	(9,108)
Income taxes—intangible-related deferred	14,093	6,181	32,154	25,296
Income taxes—other deferred	4,078	(2,308)	(806)	(4,595)

Net income	39,388	67,860	195,833	147,349
Net income (non-controlling interests)	(44,914)	(35,459)	(143,738)	(87,008)
Net (income) loss (non-controlling interests in partnerships)	21,997	(14,632)	30,234	(25,468)

Net Income (controlling interest)	$16,471	$17,769	$82,329	$34,873

Average shares outstanding—basic	39,522,159	41,854,249	37,770,720	41,115,819
Average shares outstanding—diluted	42,063,538	44,267,107	41,759,696	42,835,258
Earnings per share—basic	$0.42	$0.42	$2.18	$0.85
Earnings per share—diluted	$0.39	$0.40	$2.02	$0.82
Supplemental disclosure of total comprehensive income:
Net income	$39,388	$67,860	$195,833	$147,349
Other comprehensive income (loss)	(14,877)	25,792	(17,325)	40,596

Comprehensive income	24,511	93,652	178,508	187,945
Comprehensive income (non-controlling interests)	(22,917)	(50,091)	(113,504)	(112,476)

Comprehensive income (controlling interest)	$1,594	$43,561	$65,004	$75,469

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2008	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$396,431	$225,250
Investment advisory fees receivable	131,099	132,160
Affiliate investments in partnerships	68,789	95,587
Affiliate investments in marketable securities	10,399	16,574
Prepaid expenses and other current assets	23,968	24,975

Total current assets	630,686	494,546
Fixed assets, net	71,845	64,874
Equity investments in Affiliates	678,887	662,854
Acquired client relationships, net	491,408	585,604
Goodwill	1,243,583	1,406,615
Other assets	96,291	110,043

Total assets	$3,212,700	$3,324,536

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$183,794	$130,201
Payables to related party	26,187	87,847

Total current liabilities	209,981	218,048
Senior bank debt	233,514	—
Senior convertible securities	445,535	454,116
Junior convertible trust preferred securities	505,034	506,756
Deferred income taxes	319,491	323,308
Other long-term liabilities	30,414	26,329

Total liabilities	1,743,969	1,528,557
Redeemable non-controlling interests	297,733	362,833
Equity:
Common stock	458	458
Additional paid-in capital	817,713	671,588
Accumulated other comprehensive income (loss)	(4,081)	36,515
Retained earnings	813,664	848,537

	1,627,754	1,557,098
Less: treasury stock, at cost	(702,953)	(452,458)

Total stockholders' equity	924,801	1,104,640
Non-controlling interests	180,732	236,517
Non-controlling interests in partnerships	65,465	91,989

Total equity	1,170,998	1,433,146

Total liabilities and equity	$3,212,700	$3,324,536

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2008	$458	$817,713	$(4,081)	$813,664	$(702,953)	$180,732	$65,465	$1,170,998
Stock issued under option and other incentive plans	—	(52,168)	—	—	80,859	—	—	28,691
Tax benefit of option exercises	—	7,010	—	—	—	—	—	7,010
Issuance costs	—	(575)	—	—	—	—	—	(575)
Settlement of forward equity sale agreement	—	(25,378)	—	—	169,636	—	—	144,258
Share-based payment arrangements	—	11,764	—	—	—	—	—	11,764
Changes in Affiliate equity	—	(86,778)	—	—	—	8,946		(77,832)
Distributions to non-controlling interests	—	—	—	—	—	(102,087)	—	(102,087)
Investments in Affiliates	—	—	—	—	—	61,918	2,514	64,432
Net Income	—	—	—	34,873	—	87,008	25,468	147,349
Other changes in non-controlling interests in partnerships, net	—	—	—	—	—	—	(1,458)	(1,458)
Other comprehensive income	—	—	40,596	—	—	—	—	40,596

September 30, 2009	$458	$671,588	$36,515	$848,537	$(452,458)	$236,517	$91,989	$1,433,146

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Cash flow from operating activities:
Net Income	$39,388	$67,860	$195,833	$147,349
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	8,562	8,293	25,463	24,430
Amortization of issuance costs	1,195	1,843	2,404	5,479
Depreciation and other amortization	2,996	3,167	8,672	9,649
Deferred income tax provision	18,171	3,873	31,348	20,701
Accretion of interest	2,380	3,448	5,240	10,303
Income from equity method investments, net of amortization	(13,177)	(8,202)	(40,579)	(21,970)
Distributions received from equity method investments	15,960	13,725	65,407	42,545
Tax benefit from exercise of stock options	488	1,715	2,767	3,174
Stock option expense	3,802	2,560	11,202	5,695
Affiliate equity expense	3,144	3,150	10,754	9,869
Other adjustments	30,034	(14,605)	36,314	(33,302)
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	8,480	(17,051)	67,404	845
(Increase) decrease in Affiliate investments in partnerships	3,866	—	(2,790)	331
(Increase) decrease in prepaids and other current assets	5,442	(811)	23,822	(10,024)
(Increase) decrease in other assets	433	(46)	9,544	2,869
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	56,111	11,243	(22,749)	(49,876)

Cash flow from operating activities	187,275	80,162	430,056	168,067

Cash flow used in investing activities:
Investments in Affiliates	—	(137,860)	(60,910)	(139,271)
Purchase of fixed assets	(2,950)	(438)	(8,091)	(1,653)
Purchase of investment securities	(9,191)	—	(32,635)	(11,746)
Sale of investment securities	9,144	1,584	24,146	7,303

Cash flow used in investing activities	(2,997)	(136,714)	(77,490)	(145,367)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	65,000	—	366,000	—
Repayments of senior bank debt	(398,000)	—	(645,500)	(233,514)
Issuance of senior convertible notes	460,000	—	460,000	—
Settlement of convertible securities	—	—	(208,730)	—
Issuance of common stock	5,980	18,139	238,781	29,760
Repurchase of common stock	(29,796)	—	(54,550)	—
Issuance costs	(26,223)	(288)	(28,164)	(1,209)
Excess tax benefit from exercise of stock options	1,294	2,750	11,101	3,836
Settlement of derivative contracts	—	—	8,154	—
Settlement of forward equity sale agreement	—	—	—	144,258
Note payments	(563)	7,196	1,263	2,718
Distributions to non-controlling interests	(45,933)	(14,962)	(231,019)	(102,087)
Repurchases of Affiliate equity	(3,141)	(7,502)	(89,822)	(40,308)
Subscriptions (redemptions) of Non-controlling interests in partnerships	(1,667)	—	1,989	(471)

Cash flow from (used in) financing activities	26,951	5,333	(170,497)	(197,017)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,456)	2,100	(2,013)	3,136
Net increase (decrease) in cash and cash equivalents	209,773	(49,119)	180,056	(171,181)
Cash and cash equivalents at beginning of period	193,237	274,369	222,954	396,431

Cash and cash equivalents at end of period	$403,010	$225,250	$403,010	$225,250

Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	—	—	299,970	—
Stock issued in settlement of mandatory convertible securities	—	—	93,750	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("Company" or "AMG") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K (as amended, the "Annual Report on Form 10-K") for the fiscal year ended December 31, 2008 includes additional information about AMG, its operations, its financial position and its accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q. Subsequent events and transactions have been evaluated for potential recognition or disclosure through November 9, 2009, the day the financial statements were issued.

2. Recently Adopted Accounting Standards

        The Company adopted several accounting standards in 2009 ("the 2009 accounting changes") that have been retrospectively applied to prior periods.

        The Company is now required to bifurcate certain of its convertible debt securities into their theoretical debt and equity components. The Company accretes (as interest expense) the debt components to their principal amounts over the expected life of the debt. As a result, the Company has reported incremental non-cash interest of approximately $2,128 and $3,388 for the three months ended September 30, 2008 and 2009, respectively.

        The Company is now required to expense professional fees incurred in connection with a business combination. The Company retrospectively applied this accounting change to acquisition-related professional fees that were deferred as of December 31, 2008, and, accordingly, the Company's 2008 net income was reduced by $5,902 ($3,445 and $4,304 attributable to the three and nine months ended September 30, 2008, respectively). The other provisions of this new guidance will be applied to future acquisitions (see Note 17).

        The Company is now required to change the presentation of non-controlling interests (previously known as minority interests). Net income (non-controlling interest), which was previously reported as Minority interest (and reduced net income) on the Company's Consolidated Statements of Income, is now included in Net income. The accumulated capital of non-controlling interests, which was previously reported as Minority interest on the Company's Consolidated Balance Sheets, is now reported in Equity. Payments to non-controlling interests, profit distributions and repurchases of Affiliate equity, are now classified as financing activities on the Statements of Cash Flows (previously reported as operating and investing activities, respectively).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Guidance on the reporting of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer now requires the Company to present the redemption value of its Affiliate equity on its Consolidated Balance Sheets (referred to as "Redeemable non-controlling interests"). Adjustments to Redeemable non-controlling interests are recorded to stockholders' equity.

3. Senior Bank Debt

        In the fourth quarter of 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, the Company increased its borrowing capacity to $1,010,000, comprised of a $770,000 revolving credit facility (the "Revolver") and a $240,000 term loan (the "Term Loan"). In the first quarter of 2009, the Company repaid the outstanding balance of the Term Loan ($233,514); the capacity under the Revolver remains at $770,000. The Company pays interest on any outstanding obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $175,000.

        The Revolver will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had no outstanding borrowings at September 30, 2009.

4. Senior Convertible Securities

        Following the Company's adoption of the 2009 accounting changes, the carrying values of the senior convertible securities are as follows:

	December 31, 2008		September 30, 2009
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2008 senior convertible notes	$398,389	$460,000	$406,793	$460,000
Zero coupon senior convertible notes	47,146	50,135	47,323	50,135

Total senior convertible securities	$445,535	$510,135	$454,116	$510,135

2008 Senior Convertible Notes

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. The Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.4% (over its expected life of five years), resulting in incremental interest expense for 2009 of approximately $11,205. Each security is convertible into 7.959 shares of the Company's common stock (at an initial conversion price of $125.65) upon the occurrence of certain events. Upon conversion, the Company may elect to pay cash or deliver shares of its common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash (subject to the holders right to convert) at any time on or after August 15, 2013.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $10,220. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year (these securities were not affected by the 2009 accounting changes). As of September 30, 2009, $50,135 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $54.16) upon the occurrence of certain events, including the following: (i) if the closing price of a share of the Company's common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if the Company calls the securities for redemption. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may not be convertible in certain future periods.

5. Junior Convertible Trust Preferred Securities

        Following the Company's adoption of the 2009 accounting changes, the carrying values of the junior convertible trust preferred securities are as follows:

	December 31, 2008		September 30, 2009
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2006 junior convertible trust preferred securities	$211,429	$300,000	$212,196	$300,000
2007 junior convertible trust preferred securities	293,605	430,820	294,560	430,820

Total junior convertible securities	$505,034	$730,820	$506,756	$730,820

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

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash. The Company is accreting the carrying value to the principal amount at

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturity using an interest rate of 7.5% (over its expected life of 30 years). The incremental interest expense for 2009 is expected to be $1,036. Each $50 security is convertible, at any time, into 0.333 shares of the Company's common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2006 junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of the Company's common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

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

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. The Company is accreting the discounted amount to the principal amount at maturity using an interest rate of 8.0% (over its expected life of 30 years). The incremental interest expense for 2009 is expected to be $1,288. Each $50 security is convertible, at any time, into 0.25 shares of the Company's common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, investors will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2007 junior convertible trust preferred securities may not be redeemed by the Company prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of the Company's common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2007 junior convertible trust preferred securities receive all payments due from the trust.

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

6. Forward Equity Sale Agreements

        In May 2008, the Company entered into a forward equity sale agreement with a major securities firm to sell up to $200,000 of its common stock (the "May 2008 Agreement"), with the timing of sales in the Company's discretion. Under the terms of the May 2008 Agreement, the Company can settle forward sales at any time prior to March 31, 2010 by issuing shares in exchange for cash. Alternatively, the Company may choose to settle forward sales on a net stock or cash basis. The Company has sold all $200,000 under the May 2008 Agreement at a weighted average exercise price of $65.41 and has

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settled approximately $144,000 of these forward sales through the issuance of approximately 1.8 million shares.

        In May 2009, the Company entered into a second forward equity sale agreement to sell up to $200,000 of its common stock (the "May 2009 Agreement"). The Company has sold all $200,000 under the May 2009 Agreement at a weighted average exercise price of $57.27, but has not yet elected to settle these forward sales. As is the case in the May 2008 Agreement, the Company may choose to settle forward sales at any time by issuing shares in exchange for cash, or it may settle forward sales on a net stock or cash basis (prior to August 1, 2010).

        In July 2009, the Company entered into a third forward equity sale agreement to sell up to $200,000 of its common stock (the "July 2009 Agreement"). The Company has sold approximately $60,000 under the July 2009 Agreement at a weighted average exercise price of $66.35, but has not yet elected to settle these forward sales. As is the case in the other agreements, the Company may choose to settle forward sales by issuing shares in exchange for cash, or it may settle forward sales on a net stock or cash basis (prior to December 31, 2010).

7. Income Taxes

        The Company's consolidated income taxes represent taxes on Net Income (controlling interest) as net income attributable to non-controlling interests is not taxed at the corporate level. A summary of the provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Current:
Federal	$3,182	$(3,418)	$18,334	$(18,043)
State	607	859	3,031	2,534
Foreign	2,423	2,622	10,348	6,401

Total Current	6,212	63	31,713	(9,108)

Deferred:
Federal	12,052	3,948	26,237	22,404
State	7,001	451	7,811	(440)
Foreign	(882)	(526)	(2,700)	(1,263)

Total Deferred	18,171	3,873	31,348	20,701

Provision for Income Taxes	$24,383	$3,936	$63,061	$11,593

Effective Tax Rate(1)	59.7%	18.1%	43.4%	24.9%

(1)
Calculated by dividing the Provision for Income Taxes by Income before taxes, excluding income attributable to non-controlling interests.

        During the quarter ended September 30, 2008, the state of Massachusetts enacted legislation that required combined tax reporting for the Company and all its subsidiaries beginning in 2009. The tax provision for the quarter ended September 30, 2008 includes a one-time expense for the revaluation of the Company's deferred taxes of $8,870 for the new legislation. This adjustment increased the Company's effective tax rate for the three and nine months ended September 30, 2008.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the quarter ended September 30, 2009, the Company realized $6,111 of tax benefits from the restructuring of relationships with certain Affiliates, reducing the Company's effective tax rate for the period. For the nine months ended September 30, 2009, the Company's effective tax rate has been reduced by the benefits described above and a $3,000 reduction in valuation allowances on state net operating losses.

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2008	September 30, 2009
Deferred assets (liabilities):
Intangible asset amortization	$(185,376)	$(187,485)
Convertible securities interest	(124,805)	(135,591)
Non-deductible intangible amortization	(18,277)	(19,853)
State net operating loss carryforwards	31,259	29,495
Deferred compensation	4,643	5,620
Fixed asset depreciation	(3,626)	(3,644)
Accrued expenses	4,739	4,027
Capital loss carryforwards	922	1,808
Foreign tax credit carryforwards	—	6,401
Deferred income	3,211	3,079

	(287,310)	(296,143)
Valuation allowance	(32,181)	(27,165)

Net deferred income taxes	$(319,491)	$(323,308)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. In connection with the 2009 accounting changes, the Company recorded approximately $110,000 of deferred tax liabilities related to convertible securities interest to account for the future deferred tax impact of non-cash interest accretion. The Company's junior convertible trust preferred securities and 2008 senior convertible notes also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        At September 30, 2009, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2009. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2009. The valuation allowances at December 31, 2008 and September 30, 2009 were principally related to the uncertainty of the realization of the foreign tax credits and the state net operating loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

        At September 30, 2009, the Company's liability for uncertain tax positions was $21,700, including interest and related charges of $4,312. The Company does not anticipate that this liability will change significantly over the next twelve months.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net Income (controlling interest)	$16,471,000	$17,769,000	$82,329,000	$34,873,000
Convertible securities interest expense, net	48,000	36,000	2,124,000	108,000

Net Income (controlling interest), as adjusted	$16,519,000	$17,805,000	$84,453,000	$34,981,000

Denominator:
Average shares outstanding—basic	39,522,159	41,854,249	37,770,720	41,115,819
Effect of dilutive instruments:
Stock options	1,372,138	791,078	1,569,699	496,711
Forward sale	—	747,977	—	348,925
Senior convertible securities	1,169,241	873,803	2,291,413	873,803
Mandatory convertible securities	—	—	127,864	—

Average shares outstanding—diluted	42,063,538	44,267,107	41,759,696	42,835,258

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

        The calculation of diluted earnings per share for the three and nine months ended September 30, 2009 excludes the potential exercise of options to purchase 0.9 and 2.6 million common shares, respectively, and the assumed conversion of the junior convertible trust preferred securities and the 2008 senior convertible notes because the effect would be anti-dilutive.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

10. Affiliate Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to Affiliate investments in consolidated partnerships were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Purchase of investments	$239,240	$84,808	$460,136	$368,641
Sale of investments	243,106	84,808	457,346	368,972
Gross subscriptions	184	—	4,436	650
Gross redemptions	1,851	—	2,447	1,121

        Management fees earned from these partnerships were $989 and $598 for the nine months ended September 30, 2008 and 2009, respectively.

        As of December 31, 2008 and September 30, 2009, the Affiliates' investments in partnerships that are not consolidated were $10,221 and $28,337, respectively. These assets are reported within "Other assets" in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other (income) loss" in the consolidated statement of income.

11. Affiliate Investments in Marketable Securities

        The cost of Affiliate investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2008	September 30, 2009
Cost of Affiliate investments in marketable securities	$14,984	$16,498
Gross unrealized gains	36	795
Gross unrealized losses	(4,621)	(719)

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Fair Value Measurements

        The Company determines the fair value of certain investment securities and other financial and nonfinancial assets and liabilities. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

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

        The following table summarizes the Company's financial assets that are measured at fair value on a quarterly basis. The Company did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement during the three and nine months ended September 30, 2009.

		Fair Value Measurements
	September 30, 2009
Financial Assets		Level 1	Level 2	Level 3
Affiliate investments in partnerships	$95,587	$91,374	$28	$4,185
Affiliate investments in marketable securities	16,574	14,308	2,266	—

        Substantially all of the Company's Level 3 instruments consist of Affiliate investments in partnerships. Any change in the fair value of these investments is presented as "Investment (income) loss from Affiliate investments in partnerships" in the Consolidated Statements of Income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company, if any, is reported as "Net (income) loss (non-controlling interests in partnerships)." The following table presents the changes in Level 3 assets or liabilities for the three and nine months ended September 30, 2009:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Balance, beginning of period	$4,185	$4,185
Realized and unrealized gains (losses) included in net income	—	—
Realized and unrealized gains (losses) included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2009	$4,185	$4,185

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at September 30, 2009	$—	$—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of September 30, 2009, the carrying amount of the Company's cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible notes, the 2008 senior convertible notes, and the 2006 and 2007 junior convertible trust preferred securities was $55,941, $436,724 and $512,761, respectively. The carrying value of the zero coupon senior convertible notes, the 2008 senior convertible notes, and the 2006 and 2007 junior convertible trust preferred securities was $47,323, $406,793 and $506,756, respectively.

13. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2008 and September 30, 2009, the total receivable (reported in "Other assets") was $42,808 and $46,672, respectively. The total payable as of December 31, 2008 was $28,241, of which $26,187 is included in current liabilities. The total payable as of September 30, 2009 was $88,142, of which $87,847 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

14. Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the nine months ended September 30, 2009:

	Stock Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2009	5,250,137	$48.38	4.5
Options granted	534,645	61.18
Options exercised	(790,647)	37.95
Options expired	(22,500)	45.67
Options forfeited	(27,949)	68.25

Unexercised options outstanding—September 30, 2009	4,943,686	51.33	4.5

Exercisable at September 30, 2009	3,280,725	48.47	4.2

        In addition, under the Company's Long-Term Executive Incentive and Deferred Compensation Plans, the Company granted awards during 2009. The awards are denominated in the Company's common stock, with an aggregate fair value of $20,241. Consistent with the Company's retention and incentive objectives, including the belief that long-term equity compensation is an effective and appropriate retention tool, the awards will be earned only if specified future performance goals are obtained, and are also subject to vesting and forfeiture provisions. The Company will recognize expense for these awards ratably over the 4.5 year service period.

        The Company's Net Income (controlling interest) for the three and nine months ended September 30, 2009 includes compensation expense of $1,561 and $3,473, respectively (net of income

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax benefits of $999 and $2,222, respectively, related to the Company's share-based compensation arrangements). As of September 30, 2009, the deferred compensation expense related to share-based compensation arrangements was $40,281, which is expected to be recognized over a weighted average period of approximately four years (assuming no forfeitures). As of September 30, 2009, 1.1 million options have expiration dates prior to the end of 2010.

15. Derivatives

        During the first quarter of 2008, the Company entered into a series of treasury rate lock contracts with a notional value of $250,000 (each contract was designated and qualified as a cash flow hedge). These contracts were settled in the second quarter of 2008, and the Company received $8,154. During the fourth quarter of 2008, the Company concluded that it was probable that the hedged transaction would not occur and the gain was reclassified from accumulated other comprehensive income to Net Income (controlling interest).

16. Segment Information

        Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended September 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$115,170	$141,647	$34,007	$290,824
Operating expenses:
Depreciation and other amortization	2,741	6,917	1,900	11,558
Other operating expenses	71,637	88,062	22,384	182,083

	74,378	94,979	24,284	193,641

Operating income	40,792	46,668	9,723	97,183

Non-operating (income) and expenses:
Investment and other (income) loss	2,810	1,340	(285)	3,865
Income from equity method investments	(389)	(11,327)	(1,461)	(13,177)
Investment (income) loss from Affiliate investments in partnerships	—	922	21,919	22,841
Interest expense	6,493	11,116	2,274	19,883

	8,914	2,051	22,447	33,412

Income before income taxes	31,878	44,617	(12,724)	63,771
Income taxes	9,433	12,413	2,537	24,383

Net income	22,445	32,204	(15,261)	39,388
Net income (non-controlling interests)	(16,072)	(24,358)	(4,484)	(44,914)
Net loss (non-controlling interests in partnerships)	—	539	21,458	21,997

Net Income (controlling interest)	$6,373	$8,385	$1,713	$16,471

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$80,682	$109,918	$26,861	$217,461
Operating expenses:
Depreciation and other amortization	1,132	7,669	2,659	11,460
Other operating expenses	56,667	69,549	18,180	144,396

	57,799	77,218	20,839	155,856

Operating income	22,883	32,700	6,022	61,605

Non-operating (income) and expenses:
Investment and other (income) loss	(4,501)	(1,514)	(599)	(6,614)
Income from equity method investments	(217)	(7,397)	(589)	(8,203)
Investment (income) loss from Affiliate investments in partnerships	(183)	(606)	(14,125)	(14,914)
Interest expense	4,685	12,341	2,514	19,540

	(216)	2,824	(12,799)	(10,191)

Income before income taxes	23,099	29,876	18,821	71,796
Income taxes	(397)	3,731	602	3,936

Net income	23,496	26,145	18,219	67,860
Net income (non-controlling interests)	(14,372)	(17,940)	(3,147)	(35,459)
Net loss (non-controlling interests in partnerships)	(181)	(605)	(13,846)	(14,632)

Net Income (controlling interest)	$8,943	$7,600	$1,226	$17,769

	For the Nine Months Ended September 30, 2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$376,013	$449,135	$109,674	$934,822
Operating expenses:
Depreciation and other amortization	8,364	19,994	5,777	34,135
Other operating expenses	234,423	282,163	68,890	585,476

	242,787	302,157	74,667	619,611

Operating income	133,226	146,978	35,007	315,211

Non-operating (income) and expenses:
Investment and other (income) loss	5,180	1,373	(1,175)	5,378
Income from equity method investments	(1,241)	(35,221)	(4,117)	(40,579)
Investment (income) loss from Affiliate investments in partnerships	(5)	1,292	30,484	31,771
Interest expense	20,372	32,436	6,939	59,747

	24,306	(120)	32,131	56,317

Income before income taxes	108,920	147,098	2,876	258,894
Income taxes	24,831	31,541	6,689	63,061

Net income	84,089	115,557	(3,813)	195,833
Net income (non-controlling interests)	(51,576)	(75,485)	(16,677)	(143,738)
Net loss (non-controlling interests in partnerships)	78	885	29,271	30,234

Net Income (controlling interest)	$32,591	$40,957	$8,781	$82,329

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$221,380	$293,646	$82,156	$597,182
Operating expenses:
Depreciation and other amortization	3,221	22,569	8,289	34,079
Other operating expenses	152,121	198,349	56,609	407,079

	155,342	220,918	64,898	441,158

Operating income	66,038	72,728	17,258	156,024

Non-operating (income) and expenses:
Investment and other (income) loss	(8,900)	(3,241)	(1,423)	(13,564)
Income from equity method investments	(426)	(20,343)	(1,201)	(21,970)
Investment (income) loss from Affiliate investments in partnerships	(186)	(922)	(24,957)	(26,065)
Interest expense	15,932	34,879	7,870	58,681

	6,420	10,373	(19,711)	(2,918)

Income before income taxes	59,618	62,355	36,969	158,942
Income taxes	4,593	5,973	1,027	11,593

Net income	55,025	56,382	35,942	147,349
Net income (non-controlling interests)	(35,302)	(42,370)	(9,336)	(87,008)
Net loss (non-controlling interests in partnerships)	(184)	(921)	(24,363)	(25,468)

Net Income (controlling interest)	$19,539	$13,091	$2,243	$34,873

Total assets as of December 31, 2008	$983,008	$1,733,928	$495,764	$3,212,700
Total assets as of September 30, 2009	1,119,054	1,691,907	513,575	3,324,536

17. Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the nine months ended September 30, 2009:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2008	$463,421	$559,511	$220,651	$1,243,583
Goodwill acquired, net	93,780	25,373	15,248	134,401
Foreign currency translation	12,673	12,561	3,397	28,631

Balance, as of September 30, 2009	$569,874	$597,445	$239,296	$1,406,615

        The Company performed its annual goodwill assessment as of September 30, 2009 and no impairments were identified.

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2008 and September 30, 2009:

	December 31, 2008		September 30, 2009
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$399,886	$176,261	$405,739	$175,446
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	$267,783	—	$355,311	—
Goodwill	1,243,583	—	1,406,615	—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2009, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $33,000 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of September 30, 2009, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $23,869 for the nine months ended September 30, 2009. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $31,500 for the next five years.

        On August 26, 2009, the Company completed its acquisition of a majority interest in Harding Loevner LLC ("Harding Loevner"). Harding Loevner has assets under management in a range of investment strategies, including emerging markets, global and international products. The Company used cash to purchase an approximate 60% interest in Harding Loevner, with the remaining interests retained by a broad group of senior professionals. The Company is contingently liable, upon achievement of specified targets of assets under management, to make payments of up to $60,000 in 2009 or early 2010. The Company's purchase price allocation is subject to the finalization of its valuations and, as a result, preliminary amounts may be revised in future periods.

        The excess of the consideration transferred over the estimated fair value of the net assets acquired (including acquired client relationships of $118,621) was recorded as goodwill, $139,221. The value of the interests retained by Harding Loevner management was measured using a financial model that included assumptions of cash flows and market multiples. The portion of goodwill and acquired client relationships attributable to the Company are deductible for tax purposes over a fifteen year life.

        The Company has reflected the entire contingent payment obligation in "Payables to related party" in the Consolidated Balance Sheets. The Company estimated the fair value of the contingent payment obligation using a financial model that included assumptions of expected market performance and net client cash flows.

        Unaudited pro forma financial results are set forth below, giving consideration to the Harding Loevner investment, as if such transactions occurred as of the beginning of 2008, assuming the revenue sharing arrangement had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Nine Months Ended September 30,
	2008	2009
Revenue	$974,309	$618,058
Net Income (controlling interest)	89,544	38,319
Earnings per share—basic	$2.37	$0.93
Earnings per share—diluted	$2.20	$0.90

        Harding Loevner's contribution to the Company's revenue and earnings in the quarter ended September 30, 2009 was not material.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Recent Accounting Developments

        In June 2009, the FASB issued guidance that establishes new criteria that must be met before transfers of financial assets are eligible for sale accounting and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. The Company will adopt this new guidance in the first quarter of 2010 and does not expect this standard to have a material effect on the consolidated financial statements.

        In June 2009, the FASB issued guidance that requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity ("VIE") based on whether the entity has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Disclosures are also required to provide information about an enterprise's involvement in a VIE. The Company will adopt this new guidance in the first quarter of 2010 and is currently evaluating the potential impact of this new standard.

        In June 2009, the FASB issued guidance that replaces all previously issued accounting standards and establishes the "FASB Accounting Standards Codification™" (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The Codification does not change Generally Accepted Accounting Principles and its adoption did not have an effect on the Company's financial results.

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

        The Company may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities. The Company's cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the three and nine months ended September 30, 2009 are principally the result of changes to the value of these interests. Although the timing and amounts of these purchases are difficult to predict, the Company expects to repurchase approximately $50,000 of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the nine months ended September 30, 2008 and 2009, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Nine Months Ended September 30,
	2008	2009
Net Income (controlling interest)	$82,329	$34,873
Increase in controlling interest paid-in capital from the sale of Affiliate equity	8,070	2,931

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$90,399	$37,804

20. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Net income	$39,388	$67,860	$195,833	$147,349
Foreign currency translation adjustment(1)	(14,866)	25,689	(22,394)	40,644
Change in net unrealized gain (loss) on investment securities	(11)	103	110	(48)
Change in net unrealized loss on derivative securities	—	—	4,959	—

Comprehensive income	24,511	93,652	178,508	187,945
Comprehensive income (non-controlling interests)	(22,917)	(50,091)	(113,504)	(112,476)

Comprehensive income (controlling interest)	$1,594	$43,561	$65,004	$75,469

(1)
Foreign currency translation results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2008	September 30, 2009
Foreign currency translation adjustments	$(3,721)	$36,923
Unrealized gain (loss) on investment securities	(360)	(408)

Accumulated other comprehensive income	$(4,081)	$36,515

21. Subsequent Event

        On November 9, 2009, the Company announced it had acquired a five percent interest in Value Partners Group Limited ("Value Partners"), a publicly traded asset management firm based in Hong Kong. In connection with the investment, AMG and Value Partners have agreed to work together on joint product development and strategic distribution opportunities. Value Partners manages approximately U.S. $4.6 billion in assets through its core value-based investment approach.

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

        Through our Affiliates, we manage approximately $199.3 billion in assets (as of September 30, 2009) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $30.0 billion of assets under management (as of September 30, 2009), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of any performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a non-controlling interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income (controlling interest) and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $52.6 billion as of September 30, 2009) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Assets under Management

Statement of Changes—Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
June 30, 2009	$35.2	$111.9	$26.7	$173.8
Client cash inflows	2.3	5.5	1.6	9.4
Client cash outflows	(2.3)	(6.7)	(1.5)	(10.5)

Net client cash flows	—	(1.2)	0.1	(1.1)

New investments	2.7	1.7	1.2	5.6
Investment performance	5.5	16.9	3.0	25.4
Other(1)	(0.3)	(1.9)	(2.2)	(4.4)

September 30, 2009	$43.1	$127.4	$28.8	$199.3

Statement of Changes—Year to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2008	$34.7	$109.4	$26.0	$170.1
Client cash inflows	5.7	20.7	4.2	30.6
Client cash outflows	(8.0)	(24.9)	(4.8)	(37.7)

Net client cash flows	(2.3)	(4.2)	(0.6)	(7.1)

New investments	2.7	1.7	1.2	5.6
Investment performance	8.3	27.0	4.5	39.8
Other(1)	(0.3)	(6.5)	(2.3)	(9.1)

September 30, 2009	$43.1	$127.4	$28.8	$199.3

(1)
At our election, we transferred interests in certain Affiliated investment management firms and closed certain Affiliate products; these are not material to our ongoing financial results.

        As shown in the assets under management table above, client cash inflows totaled $30.6 billion while client cash outflows totaled $37.7 billion for the nine months ended September 30, 2009. The net flows for the nine months ended September 30, 2009 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions, except as noted)	2008	2009	% Change	2008	2009	% Change
Average assets under management (in billions)(1)
Mutual Fund	$51.2	$39.0	(24)%	$55.5	$35.2	(37)%
Institutional	147.3	119.5	(19)%	158.6	111.6	(30)%
High Net Worth	26.9	27.7	3%	28.6	26.2	(8)%

Total	$225.4	$186.2	(17)%	$242.7	$173.0	(29)%

Revenue
Mutual Fund	$115.2	$80.7	(30)%	$376.0	$221.4	(41)%
Institutional	141.6	109.9	(22)%	449.1	293.6	(35)%
High Net Worth	34.0	26.9	(21)%	109.7	82.2	(25)%

Total	$290.8	$217.5	(25)%	$934.8	$597.2	(36)%

Net Income
Mutual Fund	$6.4	$9.0	41%	$32.6	$19.5	(40)%
Institutional	8.4	7.6	(10)%	40.9	13.1	(68)%
High Net Worth	1.7	1.2	(29)%	8.8	2.3	(74)%

Total	$16.5	$17.8	8%	$82.3	$34.9	(58)%

EBITDA(2)
Mutual Fund	$25.1	$14.5	(42)%	$86.3	$43.8	(49)%
Institutional	43.3	38.2	(12)%	138.0	97.3	(29)%
High Net Worth	8.8	7.8	(11)%	29.8	21.8	(27)%

Total	$77.2	$60.5	(22)%	$254.1	$162.9	(36)%

(1)
These amounts include assets managed by affiliated investment management firms whose financial results are not consolidated for financial reporting purposes of $54.2 billion and $49.2 billion for the three months ended September 30, 2008 and 2009, respectively, and $57.9 billion and $45.6 billion for the nine months ended September 30, 2008 and 2009, respectively. Assets under management attributable to any investments that closed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment.

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

        As a result of the strong investment performance across global equity markets during 2009, ending assets under management were 7% and 15% higher than average assets under management for the three and nine months ended September 30, 2009. This variance between ending assets under management and average assets under management is unlikely to affect future operating results meaningfully.

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

        Our total revenue decreased $73.3 million (or 25%) in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily from a 17% decrease in average assets under management. This decrease in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, performance fees in the three months ended September 30, 2009 decreased as compared to the three months ended September 30, 2008 (2% of revenue for the three months ended September 30, 2009 and 6% of revenue for the three months ended September 30, 2008).

        Our total revenue decreased $337.6 million (or 36%) in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily from a 29% decrease in average assets under management. This decrease in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, performance fees in the nine months ended September 30, 2009 decreased as compared to the nine months ended September 30, 2008 (3% of revenue for the nine months ended September 30, 2009 and 6% of revenue for the nine months ended September 30, 2008).

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel decreased $34.5 million (or 30%) in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, while average assets under management decreased 24%, and decreased $154.6 million (or 41%) in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, while average assets under management decreased 37%. The decreases in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, our performance fees in the nine months ended September 30, 2009 declined as compared to the nine months ended September 30, 2008.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel decreased $31.7 million (or 22%) in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, while average assets under management decreased 19%, and decreased $155.5 million (or 35%) in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, while average assets under management decreased 30%. The decreases in average assets under management resulted principally from the decline in global equity markets and negative net client cash flows. Unrelated to the change in assets under management, our performance fees in the nine months ended September 30, 2009 declined as compared to the nine months ended September 30, 2008.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel decreased $7.1 million (or 21%) in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, while average assets under management increased 3%. This increase in average assets resulted principally from our 2008 and 2009 investments in new Affiliates, partially offset by the decline in global equity markets. The revenue during this period declined (notwithstanding the increase in average assets under management) as a result of the effects of advance billing of accounts, and the increase in assets under management that realize comparatively lower fee rates.

        Our revenue in the High Net Worth distribution channel decreased $27.5 million (or 25%) in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, while average assets under management decreased 8%. The decrease in average assets resulted principally from the decline in global equity markets, partially offset by our 2008 and 2009 investments in new Affiliates. The decline in revenue was proportionately greater than the decline in average assets under management as a result of the effects of advance billing, and the increase in assets under management that realize comparatively lower fee rates.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2008	2009	% Change	2008	2009	% Change
Compensation and related expenses	$123.7	$105.2	(15)%	$415.6	$292.8	(30)%
Selling, general and administrative	53.5	28.3	(47)%	154.5	93.0	(40)%
Amortization of intangible assets	8.5	8.3	(2)%	25.5	24.4	(4)%
Depreciation and other amortization	3.0	3.2	7%	8.7	9.6	10%
Other operating expenses	4.9	10.9	122%	15.3	21.4	40%

Total operating expenses	$193.6	$155.9	(19)%	$619.6	$441.2	(29)%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three and nine months ended September 30, 2009, approximately $51.8 million and $124.9 million (or 49% and 43%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased 15% and 30% in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, primarily as a result of the relationship between revenue and operating expenses at Affiliates, which experienced decreases in revenue, and accordingly, reported lower compensation expenses. These decreases were also attributable to decreases in aggregate Affiliate expenses from the transfer of our interests in certain Affiliates of $4.6 million and $13.1 million in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, as well as decreases in holding company share-based compensation of $1.2 million and $5.5 million in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively. These decreases were partially offset by increases in aggregate Affiliate expenses from new Affiliate investments of $5.6 million and $14.1 million in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.

        Selling, general and administrative expenses decreased 47% and 40% in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively. These decreases resulted from a $6.0 million insurance recovery in the three and nine months ended September 30, 2009, $5.6 million and $6.9 million of acquisition-related professional fees in the three and nine months ended September 30, 2008, respectively, which did not recur in the three and nine months ended September 30, 2009, as well as decreases in sub-advisory and distribution expenses attributable to a decline in assets under management at our Affiliates in the Mutual Fund distribution channel. The decrease in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was also attributable to a decrease of $5.1 million in sub-advisory and administrative costs related to performance fees. In each period, these decreases were partially offset by increases in aggregate Affiliate expenses of $1.8 million and $3.7 million, respectively, from new Affiliate investments.

        Amortization of intangible assets decreased 2% and 4% in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, respectively. These decreases were principally attributable to a decrease in definite-lived intangible assets, partially offset by new Affiliate investments in 2009.

        Depreciation and other amortization increased 7% and 10% in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, principally attributable to an increase in aggregate Affiliate expenses from new Affiliate investments.

        Other operating expenses increased 122% and 40% in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, as a result of a loss realized on the transfer of Affiliate interests in 2009.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2008	2009	% Change	2008	2009	% Change
Income from equity method investments	$13.2	$8.2	(38)%	$40.6	$22.0	(46)%
Investment and other income (loss)	(3.9)	6.6	N.M. (1)	(5.4)	13.6	N.M. (1)
Investment income (loss) from Affiliate investments in partnerships	(22.8)	14.9	N.M. (1)	(31.8)	26.1	N.M. (1)
Interest expense	19.9	19.5	(2)%	59.7	58.7	(2)%
Income tax expense	24.4	4.0	(84)%	63.1	11.6	(82)%

(1)
Percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments decreased 38% and 46% in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively. These decreases were principally the result of declines in assets under management at

Affiliates that we account for under the equity method of accounting. These decreases also resulted from increases in intangible amortization expense of $3.1 million and $9.0 million in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively.

        Investment and other income increased in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, principally as a result of an increase in Affiliate investment earnings. Investment and other income also improved in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 because of $2.0 million of expenses incurred on the settlement of our 2004 mandatory convertible securities and the conversion of our floating rate senior convertible securities in 2008, which did not recur in 2009.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended September 30, 2008 and 2009, the income (loss) from Affiliate investments in partnerships was $(22.8) million and $14.9 million, respectively. For the nine months ended September 30, 2008 and 2009, the income (loss) from Affiliate investments in partnerships was $(31.8) million and $26.1 million, respectively. This income (loss) was principally attributable to investors who are unrelated to us.

        Interest expense decreased 2% in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008. These decreases were principally attributable to decreases in the cost of our senior bank debt of $3.1 million and $14.3 million in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, respectively, resulting from a decline in borrowings as well as decreases of $0.9 million and $2.7 million in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, respectively, resulting from the repurchase of a portion of our 2007 junior convertible trust preferred securities in the fourth quarter of 2008. The decrease in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 also resulted from a $4.8 million decrease from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities in 2008. These decreases were partially offset by increases of $3.3 million and $20.1 million in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, respectively, attributable to the issuance of our 2008 senior convertible notes in the third quarter of 2009.

        Income taxes decreased 84% and 82% in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, from the decreases in Net Income (controlling interest) and $6.1 million of benefits realized from the restructuring of relationships with certain Affiliates. The decrease in income taxes in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was also attributable to a $3.0 million reduction in valuation allowances on state net operating losses.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2008	2009	% Change	2008	2009	% Change
Net income (non-controlling interests)	$44.9	$35.5	(21)%	$143.7	$87.0	(39)%
Net income (loss) (non-controlling interests in partnerships)	(22.0)	14.6	N.M. (1)	(30.2)	25.5	N.M. (1)
Net Income (controlling interest)	16.5	17.8	8%	82.3	34.9	(58)%

(1)
Percentage change is not meaningful.

        Net income attributable to non-controlling interests decreased 21% and 39% in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, principally as a result of the previously discussed changes in revenue.

        Net income (loss) (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended September 30, 2008 and 2009, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $(22.0) million and $14.6 million, respectively. For the nine months ended September 30, 2008 and 2009, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $(30.2) million and $25.5 million, respectively.

        Net Income (controlling interest) increased 8% in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 as a result of increases in investment and other income and decreases in income taxes, partially offset by decreases in operating income and income from equity method investments, as described above. The decrease in Net Income (controlling interest) in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, resulted principally from decreases in revenue and income from equity method investments, partially offset by decreases in reported operating, income tax and non-controlling interest expenses and an increase in investment and other income, as described above.

Supplemental Performance Measure

        As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, Net Income (controlling interest). Under our Cash Net Income definition, we add to Net Income (controlling interest) amortization (including equity method amortization) and deferred taxes related to intangible assets and Affiliate depreciation and equity expenses, and exclude the effect of recent changes related to the accounting for convertible debt ("APB 14-1"). We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to our acquisition of interests in our Affiliates. Cash Net Income is used by our management and Board of Directors as a principal performance benchmark, including as a measure for aligning executive compensation with stockholder value.

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

        In connection with recent accounting changes (see Note 2 to the consolidated financial statements), we modified our Cash Net Income definition to add back non-cash charges related to certain Affiliate equity transfers (referred to as Affiliate equity expense) and APB 14-1 (both net of tax). In prior periods, Cash Net Income was defined as "Net Income plus amortization and deferred taxes relating to intangible assets plus Affiliate depreciation." Under this prior definition, Cash Net Income reported for the three and nine months ended September 30, 2008 was $54.2 million and $170.3 million, respectively.

        The following table provides a reconciliation of Net Income (controlling interest) to Cash Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2008	2009	2008	2009
Net Income (controlling interest)	$16.5	$17.8	$82.3	$34.9
Intangible amortization	13.5	16.1	40.3	48.1
Intangible-related deferred taxes	14.1	6.2	32.2	25.3
APB 14-1 expense	5.0	2.0	6.5	6.2
Affiliate equity expense	2.0	1.6	6.9	5.5
Affiliate depreciation	1.7	1.9	4.9	5.8

Cash Net Income	$52.8	$45.6	$173.1	$125.8

        Cash Net Income decreased 14% and 27% in the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, respectively, primarily as a result of the previously-described factors that caused a decrease in Net Income, partially offset by increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2008	September 30, 2009
Balance Sheet Data
Cash and cash equivalents	$396.4	$225.3
Senior debt	233.5	—
Senior convertible securities	445.5	454.1
Junior convertible trust preferred securities	505.0	506.8

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
Cash Flow Data
Operating cash flow	$187.3	$80.2	$430.1	$168.1
Investing cash flow	(3.0)	(136.7)	(77.5)	(145.4)
Financing cash flow	27.0	5.3	(170.5)	(197.0)
EBITDA(1)	77.2	60.5	254.1	162.9

(1)
The definition of EBITDA is presented in Note 2 on page 28 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash (including prospective proceeds from the settlement of our forward equity sale agreements). At September 30, 2009, our internal leverage ratio was 0.5:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.50. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of September 30, 2009, our actual bank leverage and bank interest coverage ratios were 2.00 and 5.02, respectively, and we were in full compliance with all terms of our credit facility.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2008	2009	2008	2009
Cash flow from operations	$187.3	$80.2	$430.1	$168.1
Interest expense, net of non-cash items(1)	16.3	14.2	52.1	42.9
Current tax provision	6.2	0.1	31.7	(9.1)
Income from equity method investments, net of distributions(2)	2.1	2.5	(10.0)	3.3
Changes in assets and liabilities and other adjustments(3)	(134.7)	(36.5)	(249.8)	(42.3)

EBITDA	$77.2	$60.5	$254.1	$162.9

(1)
Non-cash items represent amortization of issuance costs and interest accretion ($3.6 million and $5.3 million for the three months ended September 30, 2008 and 2009, respectively, and $7.6 million and $15.8 million for the nine months ended September 30, 2008 and 2009, respectively).

(2)
Distributions from equity method investments were $16.0 million and $13.7 million for the three months ended September 30, 2008 and 2009, respectively, and $65.4 million and $42.5 million for the nine months ended September 30, 2008 and 2009, respectively.

(3)
Other adjustments include stock option expenses, tax benefits from stock options, Net income attributable to non-controlling interests and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the nine months ended September 30, 2009, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the nine months ended September 30, 2009 were to make distributions to Affiliate managers and repay our senior bank debt. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of September 30, 2009:

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

Senior Bank Debt

        In the fourth quarter of 2007, we entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, we increased our borrowing capacity to $1.01 billion, comprised of a $770 million revolving credit facility (the "Revolver") and a $240 million term loan (the "Term Loan"). In the first quarter of 2009, we repaid the outstanding balance of the Term Loan ($233.5 million); the capacity under the Revolver remains at $770 million. We pay interest on these obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on our credit rating. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Facility by up to an additional $175 million.

        The Revolver will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by us. We had no outstanding borrowings at September 30, 2009.

Zero Coupon Senior Convertible Notes

        In 2001, we issued $251 million principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year (2009 accounting changes did not affect these securities). As of September 30, 2009, $50.1 million principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of our common stock (at a current base conversion price of $54.16) upon the occurrence of certain events, including the following: (i) if the closing price of a share of our common stock is more than a specified price over certain periods (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; or (iii) if we call the securities for redemption. The holders may require us to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, we may elect to repurchase the securities with cash, shares of our common stock or some combination thereof. We have the option to redeem the securities for cash at their accreted value. Under the terms of the indenture governing the zero coupon convertible notes, a holder may convert such security into common stock by following the conversion procedures in the indenture. Subject to changes in the price of our common stock, the zero coupon convertible notes may be convertible in certain future periods.

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

Forward Equity Sale Agreement

        In May 2008, we entered into a forward equity sale agreement with a major securities firm to sell up to $200 million of our common stock (the "May 2008 Agreement"), with the timing of sales in our discretion. Under the terms of the May 2008 Agreement, we can settle forward sales at any time prior to March 31, 2010 by issuing shares in exchange for cash. Alternatively, we may choose to settle forward sales on a net stock or cash basis. We have sold all $200 million under the May 2008 Agreement at a weighted average exercise price of $65.41 and have settled approximately $144.0 million of these forward sales through the issuance of approximately 1.8 million shares.

        In May 2009, we entered into a second forward equity sale agreement to sell up to $200 million of our common stock (the "May 2009 Agreement"). We have sold all $200 million under the May 2009 Agreement at a weighted average exercise price of $57.27, but have not yet elected to settle the forward sales. As is the case in the May 2008 Agreement, we may choose to settle forward sales at any time by issuing shares in exchange for cash, or we may settle forward sales on a net stock or cash basis (prior to August 1, 2010).

        In July 2009, we entered into a third forward equity sale agreement to sell up to $200 million of our common stock (the "July 2009 Agreement"). We have sold approximately $60 million under the July 2009 Agreement at a weighted average exercise price of $66.35, but have not yet elected to settle these forward sales. As is the case in the other agreements, we may choose to settle forward sales by issuing shares in exchange for cash, or we may settle forward sales on a net stock or cash basis (prior to December 31, 2010).

Derivatives

        During the first quarter of 2008, we entered into a series of treasury rate lock contracts with a notional value of $250 million. These contracts were settled in the second quarter of 2008, and we received $8.2 million (each contract was designated and qualified as a cash flow hedge). During the fourth quarter of 2008, we concluded that it was probable that the hedged transaction would not occur and the gain was reclassified from accumulated other comprehensive income to Net Income (controlling interest).

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

        We may pay for Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities. Our cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the three and nine months ended September 30, 2009 are principally the result of changes to the value of these interests. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50.0 million of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The decrease in cash flows from operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, resulted principally from decreased Net Income of $48.5 million and a decrease in settlements of investment advisory fees receivable and liabilities of $66.6 million and $27.1 million, respectively.

        We consolidated $68.8 million and $95.6 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2008 and September 30, 2009, respectively. Purchases of $2.8 million reduced operating cash flow in the first nine months ended September 30, 2008, while sales of client assets generated $0.3 million of operating cash flow in the nine months ended September 30, 2009.

Investing Cash Flow

        The net cash flow used in investing activities increased $67.9 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This was primarily the result of an increase of $78.4 million in investments in Affiliates in the current period, partially offset by a decrease in the purchase of fixed assets of $6.4 million.

Financing Cash Flow

        Net cash flows used in financing activities increased $26.5 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. This was primarily as a result of a decrease in net proceeds from the issuance of senior convertible securities and settlement of convertible securities of $251.3 million and a decrease in net senior bank debt repayments of $46.0 million, partially offset by $144.3 million received from settlements under our forward equity sale agreement (as discussed above) and a decrease in distributions to non-controlling interests and repurchases of Affiliate equity of $178.4 million.

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

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $293.9 million through 2012. In the remainder of 2009, we expect to make total payments of approximately $60 million to settle portions of these contingent obligations.

        Proceeds available under our Facility and forward equity sale agreements are sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2009:

		Payments Due
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
(in millions)
Senior convertible securities	$1,048.4	$—	$36.3	$36.3	$975.8
Junior convertible trust preferred
securities(1)	1,796.8	9.4	75.0	75.0	1,637.4
Leases	76.0	4.4	31.8	20.9	18.9
Other liabilities(2)	88.2	60.5	27.7	—	—

Total	$3,009.4	$74.3	$170.8	$132.2	$2,632.1

(1)
As more fully discussed on page 35, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(2)
Other liabilities reflect amounts payable for our purchase of additional Affiliate equity interests. This table does not include liabilities for uncertain tax positions as we cannot predict when such liabilities will be settled.

Recent Accounting Developments

        In June 2009, the FASB issued guidance establishing new criteria that must be met before transfers of financial assets are eligible for sale accounting and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. We will adopt this new guidance in the first quarter of 2010 and we do not expect this standard to have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued guidance requiring an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity ("VIE") based on whether the entity has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Disclosures are also required to provide information about an enterprise's involvement in a VIE. We will adopt this new guidance in the first quarter of 2010 and we are currently evaluating the potential impact of this new standard.

        In June 2009, the FASB issued guidance that replaces all previously issued accounting standards and establishes the "FASB Accounting Standards Codification™" (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. The Codification does not change Generally Accepted Accounting Principles and does not have an effect on our financial results.

Annual Goodwill Assessment

        As of September 30, 2009, the carrying value of goodwill was $1,406.6 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified assets and liabilities.

Our goodwill impairment tests are performed annually during the third quarter at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount. We completed our annual goodwill impairment test during the third quarter and no impairments were identified. For purposes of our test, the fair value of each reporting unit was measured by applying a multiple to the estimated cash flow of the reporting unit, including cash flows attributable to non-controlling interests. Management believes that the valuation inputs used to determine fair value of our reporting units are reasonable.

        The fair value of each of our reporting units substantially exceeds their respective carrying values; the fair values of the Mutual Fund, Institutional and High Net Worth reporting units are approximately 40%, 180%, and 60% greater than their respective carrying values. Accordingly, only a decline in the value of any of our reporting units in excess of approximately 40% would require us to reassess the need for an impairment charge.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2009. Please refer to Item 7A in our 2008 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We continue to review and document our disclosure controls and procedures and may, from time to time, make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

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
November 9, 2009
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