Form 10-K
period 2009-12-31
AFFILIATED MANAGERS GROUP INC
filed 2010-03-01
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2009
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          At June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $58.19 on that date on the New York Stock Exchange, was $2,398,143,097. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the registrant's common stock are affiliates. There were 42,355,387 shares of the registrant's common stock outstanding on February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 8, 2010 are incorporated by reference into Part III.

FORM 10-K

i

PART I

Item 1.    Business

        We are a global asset management company with equity investments in a diverse group of boutique investment management firms (our "Affiliates"). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in investment management firms and strategic transactions and relationships structured to enhance our Affiliates' businesses and growth prospects.

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

        We believe that substantial opportunities to make investments in high-quality boutique investment management firms will continue to arise as their founders seek to institutionalize their businesses through broader equity ownership, or approach retirement age and begin to plan for succession. Our management identifies select firms based on our thorough understanding of the asset management industry, and has developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture of commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels. We are focused on investing in the highest quality boutique investment management firms specializing in an array of investment styles and asset classes, including both traditional and alternative investment managers. We anticipate that we will have significant additional investment opportunities across the asset management industry in the United States and globally, including the potential for investments in subsidiaries, divisions and other investment teams or products.

Investment Management Operations

        As of December 31, 2009, we manage approximately $208.0 billion in assets through our Affiliates ($253.0 billion pro forma for the transactions discussed below in Pending Investments), in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        A summary of selected financial data attributable to our operations follows:

(dollars in millions, except as noted)	2007	2008	2009
Assets under management (in billions)(1)
Mutual Fund	$62.2	$34.7	$44.5
Institutional	180.4	109.4	133.9
High Net Worth	32.2	26.0	29.6

Total	$274.8	$170.1	$208.0

Revenue(2)
Mutual Fund	$558.3	$456.2	$313.2
Institutional	645.6	559.8	415.6
High Net Worth	166.0	142.2	113.0

Total	$1,369.9	$1,158.2	$841.8

Net Income (loss) (controlling interest)(3)
Mutual Fund	$70.5	$37.4	$29.7
Institutional	85.1	(34.2)	23.6
High Net Worth	20.9	(4.5)	6.2

Total	$176.5	$(1.3)	$59.5

EBITDA(3)(4)
Mutual Fund	$153.5	$102.6	$70.6
Institutional	210.7	168.5	139.7
High Net Worth	52.9	37.9	32.5

Total	$417.1	$309.0	$242.8

(1)
Balances as of December 31.

(2)
In 2007, 2008 and 2009, revenue attributable to clients domiciled outside the U.S. was approximately 18%, 19% and 18% of total revenue, respectively.

(3)
Note 28 to the Consolidated Financial Statements describes the basis of presentation of our distribution channel operating results. For purposes of our distribution channel operating results, expenses not incurred directly by Affiliates have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        In August 2009, we acquired a majority interest in Harding Loevner LLC ("Harding Loevner"). Harding Loevner has assets under management in a range of investment strategies, including emerging markets, global and international products. We used cash to purchase an approximate 60% interest in Harding Loevner, with the remaining interests retained by a broad group of senior professionals.

        In November 2009, we acquired a five percent stake in Value Partners Group Limited ("Value Partners") from a group of senior management owners. Our investment will allow for joint product development and strategic distribution opportunities. Value Partners, which is listed on the Hong Kong Stock Exchange, is one of the largest independent boutique asset management firms in Asia, with approximately $5 billion in assets under management.

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

  •
  Managers Funds and Managers AMG Funds, a complex of 34 funds for which Managers Investment Group LLC ("Managers") serves as the manager of managers, employing a search, selection and monitoring process to identify sub-advisors for the Managers Funds, and through Managers AMG Funds, offering retail investors access to Affiliates' investment management services otherwise available only through Institutional separate accounts; and

  •
  Harding Loevner Emerging Markets and International Equity Funds, managed by Harding Loevner LLC, a New Jersey-based investment manager specializing in global growth equities across six global, international and emerging markets equity strategies.

        Utilizing Managers' distribution, sales, client service and back-office capabilities, our Affiliates are provided access to the Mutual Fund wholesale distribution channel and wrap sponsor platforms. Managers offers Affiliates a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms. Within this distribution channel, Managers is presently servicing and distributing approximately 40 mutual funds, including funds managed by ten Affiliates.

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

        We continue to work with our Affiliates in executing and enhancing their marketing and client service initiatives by expanding our global distribution platform. Our global distribution platform includes offices in Sydney, serving institutional investors in Australia and New Zealand, as well as London, serving institutional investors in the Middle East and Europe, and we anticipate opening an office in Hong Kong in 2010 to serve institutional investors in Asia. AMG's Affiliates currently manage approximately $70 billion in assets for non-U.S. clients in more than 30 countries, including Australia, Brazil, Canada, Germany, Japan, Luxembourg, the Netherlands, Singapore, the United Arab Emirates and the United Kingdom.

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

        We have undertaken several initiatives to provide our Affiliates with enhanced managed account distribution and administration capabilities. Within our High Net Worth distribution channel, Managers is presently distributing approximately 30 investment products managed by six Affiliates. Managers distributes single and multi-manager separate account products and mutual funds through brokerage firms.

Pending Investments

        We anticipate the following investments will close in the second quarter of 2010, subject to customary closing conditions and regulatory approvals.

        In December 2009, we announced an agreement to acquire a majority equity interest in Aston Asset Management LLC ("Aston") through the acquisition of Highbury Financial Inc. Aston offers sub-advised investment products to the mutual fund and managed accounts markets, serving as the principal advisor to the Aston Funds, a fund family of 24 sub-advised, no-load mutual funds with total net assets of approximately $6 billion. The firm distributes its domestic equity, international, alternatives, sector, balanced and fixed income funds to consultants, registered investment advisors, broker-dealers and defined contribution plans.

        In February 2010, we announced an agreement to purchase Artemis Investment Management Ltd ("Artemis") in combination with the management team of Artemis. Following the closing of the transaction, AMG will own a majority equity interest in Artemis, with Artemis' management team owning a substantial equity interest and continuing to direct the day-to-day operations of the firm. Artemis specializes in active investment management for retail and institutional investors in the UK, as well as Europe and the Middle East. Artemis manages approximately $16 billion in assets across a range of mutual funds and segregated institutional accounts.

        In February 2010, we also announced an agreement to purchase Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon"). Following the closing of the transaction, Pantheon's management team will own a meaningful stake in the firm and continue to direct its day-to-day operations. Pantheon manages regional funds-of-funds in Europe, the United

States and Asia, as well as global secondary funds-of-funds, global infrastructure fund-of-funds and customized separate account programs. Pantheon currently manages approximately $22 billion for over 300 global clients, including pension funds, endowments, government bodies and insurance companies.

Our Structure and Relationship with Affiliates

        In making investments in boutique investment management firms, we seek to partner with the highest quality firms in the industry, with outstanding management teams, strong long-term performance records and a demonstrated commitment to continued growth and success. Fundamental to our investment approach is the belief that Affiliate management equity ownership (along with AMG's ownership) aligns our interests and provides Affiliate managers with a powerful incentive to continue to grow their business. Our investment structure provides a degree of liquidity and diversification to principal owners of boutique investment management firms, while at the same time expanding equity ownership opportunities among the firm's management and allowing management to continue to participate in the firm's future growth. Our partnership approach also ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their firm's entrepreneurial culture and independence.

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

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to participate in the growth of their firm's revenue, which may increase their compensation from both the Operating Allocation and the Owners' Allocation. These arrangements also provide incentives to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation. As one measure of these incentives, in 2009, approximately $180.0 million of compensation and profits were allocated to our Affiliate managers (reported in Compensation expense and Non-controlling interest).

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the

Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

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

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management as of December 31, 2009.

	Assets under Management	Percentage of Total
	(in billions)
Distribution Channel:
Mutual Fund	$44.5	22%
Institutional	133.9	64%
High Net Worth	29.6	14%

Total	$208.0	100%

Asset Class:
Equity(1)	$153.2	74%
Alternative(2)	31.3	15%
Fixed Income	23.5	11%

Total	$208.0	100%

Geography:(3)
Domestic	$89.7	43%
Global/International	93.2	45%
Emerging Markets	25.1	12%

Total	$208.0	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes multi-strategy, market neutral equity and hedge products.

(3)
The Geography of a particular investment product describes the general location of its investment holdings.

Prospective Affiliates

        AMG's target investment universe includes more than 1,800 investment management firms globally, and we have established relationships with approximately 800 of these firms and continue to develop new relationships with additional firms. This group of boutique investment management firms includes independently owned firms, as well as investment management subsidiaries of larger organizations and strategic distribution firms located in the U.S. and around the world. We believe that demographic trends will continue to create a number of transaction opportunities as the founders of independent firms experience a need for partnership transition and succession planning, or otherwise seek a degree of diversification and additional resources to pursue their growth strategy. Furthermore, the available opportunity set should increase as many of our traditional competitors, such as private equity firms and sovereign wealth funds, continue to monetize their asset management investments and larger financial organizations divest of their asset management subsidiaries for strategic or regulatory reasons.

        We are well positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, our broad industry relationships, as well as our substantial experience and expertise in structuring and negotiating transactions. In addition, AMG has a strong reputation as an effective partner to our existing Affiliates, and is recognized as an innovative, supportive institutional partner for the highest quality boutique investment management firms.

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

        A component of our growth strategy is the acquisition of equity interests in additional high-quality boutique investment management firms. In seeking to acquire such equity interests, we compete with a number of acquirers of investment management firms, including other investment management companies, private equity firms, sovereign wealth funds and larger financial organizations. Many of these competitors have longer operating histories and greater financial and strategic resources than we do, which may make our competitors more attractive to the owners of the firms in which we are considering an investment. In addition, these competitors may have a lower cost of capital and access to funding sources that are not available to us. We believe that important factors affecting our ability to compete for future investments are the:

  •
  degree to which target firms view our investment structure as preferable, financially, operationally or otherwise, to acquisition or investment arrangements offered by other potential purchasers; and

  •
  reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.

Government Regulation

        Our Affiliates' businesses are subject to complex and extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and various non-U.S. regulatory authorities as we expand our operations through our international distribution initiatives. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Changes in these laws or regulations could have a material adverse impact on our Affiliates' businesses, our profitability and mode of operations, and could require that we or our Affiliates incur substantial cost or curtail our investment operations or offerings. Regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates and any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damage, and potentially have an adverse effect on the price of our common stock. Recent global financial developments are likely to result in more stringent regulation of the financial services industry in which we and our Affiliates operate, which could adversely affect our business.

Employees and Corporate Organization

        As of December 31, 2009, we employed approximately 80 persons and our Affiliates employed approximately 1,500 persons, the substantial majority of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

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

        A decline in global market conditions may result in decreases in the level of our Affiliates' assets under management due, in large part, to the significant declines in the value of securities, as well as a global decrease in assets invested in the equity markets. Since our assets under management are principally concentrated in equity products, our results are particularly susceptible to downturns in the equity markets.

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

        We and our Affiliates routinely execute transactions with various counterparties in the financial services industry. Recent volatility in markets has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. We and our Affiliates may be exposed to such risk in the event that a counterparty with whom we transact defaults on its obligations, or other unrelated systemic failures in the markets.

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

        Our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. We cannot ensure that our Affiliates will fulfill all applicable regulatory requirements. If we or any of our Affiliates were to be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and financial condition even if we (or our Affiliates) were found not to have committed any violation of the securities laws or other misconduct. The failure of any Affiliate to satisfy regulatory requirements could subject that Affiliate to sanctions that might materially impact the Affiliate's business and our business. Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, could occur without notice and have a material adverse impact on our profitability and mode of operations. Recent proposals in the United States and the European Union have called for more stringent regulation and additional taxation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur which could adversely affect our business, our access to capital and the market for our common stock.

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

        The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities and entered into contracts that may result in the issuance of our common stock upon the occurrence of certain events. As of December 31, 2009, approximately 14.8 million shares remain issuable under the terms of our convertible securities and our forward sale agreements. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Consequently, any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms may require additional capital. We have announced three pending investments which are expected to close in the second quarter of 2010 and will likely require additional borrowings under our credit facility. We may also need to repurchase some or all of our outstanding zero coupon senior convertible notes or our 3.95% convertible senior notes. We are contingently liable to make additional purchase payments upon the achievement of specified financial targets in connection with certain of our prior acquisitions and we have obligations to purchase additional equity in existing Affiliates, which obligations may be triggered from time to time. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. As of December 31, 2009, we are in compliance with the terms of our credit facility, which matures in February 2012.

        In connection with our pending investments, our level of indebtedness is expected to increase as we anticipate funding these acquisitions primarily through borrowings under our credit facility. This additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and will require us to dedicate a greater portion of our cash flow from operations to payments on our indebtedness.

        The financing activities described above could increase our interest expense, decrease our net income and dilute the interests of our existing stockholders. In addition, our access to further capital, and the cost of capital we are able to access, is influenced by our credit rating. A reduction in our credit rating could increase our borrowing costs and may limit our access to the capital markets.

We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations.

        At December 31, 2009, our total assets were approximately $3.4 billion, of which approximately $2.0 billion were intangible assets, and approximately $0.7 billion were equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our results of operations.

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

        Our Affiliates derive almost all of their revenue from their clients based upon their investment management contracts with those clients. These contracts are typically terminable by the client without penalty upon relatively short notice (typically not longer than 60 days) and may not be assignable without consent. In addition, investment management contracts with mutual funds are subject to annual approval by the fund's board of directors. We cannot be certain that our Affiliates will be able to retain their existing clients or to attract new clients. If our Affiliates' clients withdraw a substantial amount of funds, it is likely to harm our results.

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

Item 2.    Properties

        Our headquarters and principal offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965; we believe that the property is suitable for the foreseeable future. In connection with our international initiatives, we have offices in Sydney, Australia and London, England. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business.

Item 3.    Legal Proceedings

        From time to time, we and our Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2008 for the periods indicated.

	High	Low
2008
First Quarter	$118.36	$77.59
Second Quarter	108.36	88.42
Third Quarter	114.91	72.51
Fourth Quarter	85.00	17.93
2009
First Quarter	$49.56	$27.99
Second Quarter	63.10	40.00
Third Quarter	71.31	51.95
Fourth Quarter	73.50	61.00

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on February 24, 2010 was $70.71. As of February 24, 2010, there were 30 stockholders of record.

        We have not declared a cash dividend with respect to the periods presented. We do not anticipate paying cash dividends on our common stock as we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase debt securities and shares of our common stock when appropriate, and develop our existing business. Furthermore, our credit facility prohibits us from making cash dividend payments to our stockholders. We did not repurchase any shares of our common stock during the quarter ended December 31, 2009. As of February 24, 2010, there were 1,084,706 shares that could be purchased under our share repurchase programs.

        The following graph compares the cumulative stockholder return on our common stock from November 21, 1997, the date of our initial public offering, through December 31, 2009, with the cumulative total return, during the equivalent period, on the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of BlackRock, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Janus Capital Group Inc., T. Rowe Price Group, Inc., Waddell & Reed Financial, Inc. and W&P Stewart & Co., Ltd. The comparison assumes the investment of $100 on November 21, 1997 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.    Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except as noted and per share data)
Assets under Management (at period end, in millions)	$184,310	$241,140	$274,764	$170,145	$208,039
Statement of Income Data
Revenue	$916,492	$1,170,353	$1,369,866	$1,158,217	$841,840
Net income	259,565	362,495	456,575	131,899	212,916
Net Income (loss) (controlling interest)	115,302	146,608	176,499	(1,325)	59,473
Earnings per share—diluted	2.81	3.69	4.51	(0.03)	1.38
Other Financial Data
Cash Flow from (used in):
Operating activities	$303,128	$484,906	$509,403	$507,965	$243,210
Investing activities	(73,063)	(140,469)	(512,522)	(93,613)	(181,501)
Financing activities	(230,283)	(283,595)	21,566	(238,340)	(202,266)
EBITDA(1)	267,464	342,118	417,108	309,043	242,787
Cash Net Income(2)	186,881	224,468	263,469	225,367	185,711
Cash earnings per share(3)	4.87	5.73	6.77	5.57	4.37
Balance Sheet Data
Total assets(4)	$2,319,807	$2,659,088	$3,373,787	$3,212,700	$3,390,906
Long-term debt(5)	950,904	1,280,656	1,746,230	1,184,083	964,334
Redeemable Non-controlling interest(6)	352,177	431,979	515,371	297,733	368,999
Stockholders' equity(7)	468,755	114,396	63,769	924,801	1,109,690

(1)
Our definition of EBITDA is presented in Note 4 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
Under our Cash Net Income definition, we add to Net Income (controlling interest) amortization and deferred taxes related to intangible assets and Affiliate depreciation and equity expense, and exclude the effects of APB 14-1. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net Income, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Cash earnings per share represents Cash Net Income divided by the adjusted diluted average shares outstanding. In this calculation, the potential share issuance in connection with our convertible securities is measured using a "treasury stock" method. Under this method, only the net number of shares of common stock equal to the value of contingently convertible securities and the junior convertible trust preferred securities in excess of par, if any, are deemed to be outstanding. Our use of Cash earnings per share is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Total assets have increased as we have made new or additional investments in affiliated investment management firms.

(5)
Long-term debt consists of the following: Senior debt, Senior convertible securities, Mandatory convertible securities and Junior convertible trust preferred securities, as described in the Notes to the Consolidated Financial Statements. In 2008, we settled approximately $600 million of our floating rate convertible securities and our Mandatory convertible securities.

(6)
Represents our cumulative redemption obligation under various operating agreements with Affiliates, as described in the Notes to the Consolidated Financial Statements.

(7)
During 2006 and 2007, we repurchased $537,777 and $426,479 of our common stock, respectively. In 2008, we issued approximately 10.8 million shares of common stock to retire our floating rate convertible securities and our Mandatory convertible securities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        When used in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "may," "intends," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the following:

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

        These factors could affect our financial performance and cause actual results to differ materially from historical earnings and those presently anticipated and projected. We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Overview

        We are a global asset management company with equity investments in a diverse group of boutique investment management firms (our "Affiliates"). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in boutique investment management firms and strategic transactions and relationships designed to enhance our Affiliates' businesses and growth prospects.

        Through our Affiliates, we manage approximately $208.0 billion in assets as of December 31, 2009. Pro forma for our pending investments, we manage approximately $253.0 billion in assets as of December 31, 2009 in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  In the Mutual Fund distribution channel, our Affiliates provide advisory or sub-advisory services to more than 100 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

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

        We operate our business through our Affiliates in our three principal distribution channels, maintaining each Affiliate's distinct entrepreneurial culture and independence through our investment structure. In making investments in boutique investment management firms, we seek to partner with the highest quality firms in the industry, with outstanding management teams, strong long-term performance records and a demonstrated commitment to continued growth and success. Fundamental to our investment approach is the belief that Affiliate management equity ownership (along with AMG's ownership) aligns our interests and provides Affiliate managers with a powerful incentive to continue to grow their business. Our investment structure provides a degree of liquidity and diversification to principal owners of boutique investment management firms, while at the same time expanding equity ownership opportunities among the firm's management and allowing management to continue to participate in the firm's future growth. Our partnership approach also ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their firm's entrepreneurial culture and independence.

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

        In most cases, we own a majority of the equity interests of a firm and structure a revenue sharing arrangement, in which a percentage of revenue is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of the Affiliate's revenue that is allocated to the owners of that Affiliate (including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate. However, should actual operating expenses exceed the Operating Allocation, the excess expenses first reduce the portion of the Owners' Allocation allocated to the Affiliate's managers until that portion is eliminated, before reducing the portion allocated to us. Any such reduction in our portion of the Owners' Allocation is required to be paid back to us out of the portion of future Owners' Allocation allocated to the Affiliate's managers.

        One of the purposes of our revenue sharing arrangements is to provide ongoing incentives for Affiliate managers by allowing them to participate in the growth of their firm's revenue, which may increase their compensation from both the Operating Allocation and the Owners' Allocation. These arrangements also provide incentives to control operating expenses, thereby increasing the portion of the Operating Allocation that is available for growth initiatives and compensation. As one measure of these incentives, in 2009, approximately $180.0 million of compensation and profits were allocated to our Affiliate managers (reported in Compensation expense and Non-controlling interest).

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

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

        In addition, over 75 Affiliate alternative investment and equity products, representing approximately $31.4 billion of assets under management (as of December 31, 2009), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $54.9 billion as of December 31, 2009) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

        Our Net Income reflects the revenue of our consolidated Affiliates and our share of income from Affiliates which we account for under the equity method, reduced by:

  •
  our expenses, including the operating expenses of our consolidated Affiliates; and

  •
  the profits allocated to managers of our consolidated Affiliates (i.e., non-controlling interest).

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

Results of Operations

        The following tables present a rollforward of our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K).

Assets under Management

Statement of Changes (in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2006	$58.2	$154.7	$28.2	$241.1
Client cash inflows	12.3	37.9	5.0	55.2
Client cash outflows	(12.5)	(37.2)	(5.9)	(55.6)

Net client cash flows	(0.2)	0.7	(0.9)	(0.4)

New investments(1)	—	8.8	2.0	10.8
Investment performance	4.6	15.9	3.9	24.4
Other(2)	(0.4)	0.3	(1.0)	(1.1)

December 31, 2007	$62.2	$180.4	$32.2	$274.8
Client cash inflows	11.7	23.8	5.1	40.6
Client cash outflows	(15.8)	(38.1)	(6.5)	(60.4)

Net client cash flows	(4.1)	(14.3)	(1.4)	(19.8)

New investments(1)	—	0.8	6.6	7.4
Investment performance	(23.0)	(53.4)	(9.8)	(86.2)
Other(2)	(0.4)	(4.1)	(1.6)	(6.1)

December 31, 2008	$34.7	$109.4	$26.0	$170.1
Client cash inflows	8.2	25.6	5.7	39.5
Client cash outflows	(11.2)	(29.9)	(6.3)	(47.4)

Net client cash flows	(3.0)	(4.3)	(0.6)	(7.9)

New investments(1)	2.7	1.7	1.2	5.6
Investment performance	10.4	33.6	5.3	49.3
Other(2)	(0.3)	(6.5)	(2.3)	(9.1)

December 31, 2009	$44.5	$133.9	$29.6	$208.0

(1)
In 2007, we completed new investments in ValueAct Capital and BlueMountain Capital Management. In 2008, we completed a new investment in Gannett Welsh and Kotler, LLC. In 2009, we completed a new investment in Harding Loevner LLC.

(2)
Other includes assets under management attributable to Affiliate product closings and transfers of our interest in certain affiliated investment management firms.

        As shown in the assets under management table above, client cash inflows totaled $39.5 billion while client cash outflows totaled $47.4 billion for the year ended December 31, 2009. The net flows for the year ended December 31, 2009 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

        The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management generally represents an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management represents an average of the assets at the beginning and end of each calendar quarter during the applicable period. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

(in millions, except as noted)	2007	2008	% Change	2009	% Change
Average assets under management (in billions)(1)
Mutual Fund	$61.9	$50.8	(18)%	$37.2	(27)%
Institutional	168.9	148.8	(12)%	116.0	(22)%
High Net Worth	30.5	28.5	(7)%	26.8	(6)%

Total	$261.3	$228.1	(13)%	$180.0	(21)%

Revenue(2)
Mutual Fund	$558.3	$456.2	(18)%	$313.2	(31)%
Institutional	645.6	559.8	(13)%	415.6	(26)%
High Net Worth	166.0	142.2	(14)%	113.0	(21)%

Total	$1,369.9	$1,158.2	(15)%	$841.8	(27)%

Net Income (loss) (controlling interest)(2)
Mutual Fund	$70.5	$37.4	(47)%	$29.7	(21)%
Institutional	85.1	(34.2)	(140)%	23.6	n.m. (4)
High Net Worth	20.9	(4.5)	(122)%	6.2	n.m. (4)

Total	$176.5	$(1.3)	(101)%	$59.5	n.m. (4)

EBITDA(2)(3)
Mutual Fund	$153.5	$102.6	(33)%	$70.6	(31)%
Institutional	210.7	168.5	(20)%	139.7	(17)%
High Net Worth	52.9	37.9	(28)%	32.5	(14)%

Total	$417.1	$309.0	(26)%	$242.8	(21)%

(1)
Assets under management attributable to investments that were completed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. Average assets under management includes assets managed by affiliated investment management firms that we do not consolidate for financial reporting purposes of $53.7 billion, $59.6 billion and $47.5 billion for 2007, 2008 and 2009, respectively.

(2)
Note 28 to the Consolidated Financial Statements describes the basis of presentation of the financial results of our three operating segments. As discussed in Note 1 to the Consolidated Financial Statements, we are required to use the equity method of accounting for certain investments and as such do not consolidate their revenue for financial reporting purposes. Our share of profits from these investments is reported in "Income from equity method investments" and is therefore reflected in Net Income and EBITDA.

(3)
The definition of EBITDA and our reasons for using EBITDA are presented in Note 4 on page 2. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Liquidity and Capital Resources."

(4)
Percentage change is not meaningful.

Revenue

        Our revenue is generally determined by the level of our average assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees. As described in the "Overview" section above, performance fees are generally measured on absolute or relative investment performance against a benchmark. As a result, the level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in assets under management.

        Our revenue decreased $316.4 million (or 27%) in 2009 from 2008, primarily as a result of a 21% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008 and negative net client cash flows. Unrelated to the change in assets under management, performance fees in the year ended December 31, 2009 decreased as compared to the year ended December 31, 2008 (3% of revenue for the year ended December 31, 2009 and 6% of revenue for the year ended December 31, 2008).

        The decrease in revenue of $211.7 million (or 15%) in 2008 from 2007 resulted principally from a 13% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008 and negative net client cash flows. Unrelated to the change in assets under management, performance fees in the year ended December 31, 2008 declined approximately 17% compared to the year ended December 31, 2007 (6% of revenue for both periods).

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The decrease in revenue of $143.0 million (or 31%) in the Mutual Fund distribution channel in 2009 from 2008 resulted from a 27% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008.

        The decrease in revenue of $102.1 million (or 18%) in 2008 from 2007 resulted principally from an 18% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008.

  Institutional Distribution Channel

        The decrease in revenue of $144.2 million (or 26%) in the Institutional distribution channel in 2009 from 2008 resulted principally from a 22% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008 and negative net client cash flows in 2008 and 2009. Unrelated to the change in assets under management, performance fees in the year ended December 31, 2009 declined as compared to the year ended December 31, 2008.

        Our revenue decreased $85.8 million (or 13%) in 2008 from 2007, primarily as a result of a 12% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008 and negative net client cash flows in 2008.

  High Net Worth Distribution Channel

        The decrease in revenue of $29.2 million (or 21%) in the High Net Worth distribution channel in 2009 from 2008 resulted principally from a 6% decrease in average assets under management. The decrease in average assets resulted principally from the decline in global equity markets in 2008, partially offset by our 2008 and 2009 investments in new Affiliates. The decline in revenue was proportionately greater than the decline in average assets under management as a result of the effects of advance billing, and the increase in assets under management that realize comparatively lower fee rates.

        Our revenue decreased $23.8 million (or 14%) in 2008 from 2007 primarily as a result of a 7% decrease in average assets under management. The decrease in average assets under management resulted principally from investment performance, partially offset by our 2008 investment in a new Affiliate. The decrease in revenue was proportionately greater than the decrease in assets under management primarily as a result of our equity method investments, as we do not consolidate the revenue or expenses of these Affiliates.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

(in millions)	2007	2008	% Change	2009	% Change
Compensation and related expenses	$579.4	$516.9	(11)%	$402.6	(22)%
Selling, general and administrative	199.1	209.6	5%	131.5	(37)%
Amortization of intangible assets	31.7	33.9	7%	32.9	(3)%
Depreciation and other amortization	10.4	12.8	23%	12.8	0%
Other operating expenses	18.8	26.4	40%	27.0	2%

Total operating expenses	$839.4	$799.6	(5)%	$606.8	(24)%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During 2009, approximately $180.0 million, or about 45% of our consolidated compensation expense, was attributable to our Affiliate managers. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased 22% in 2009 and 11% in 2008. These decreases were primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate decreases in revenue and accordingly, reported lower compensation expense. The decrease in 2009 was also attributable to a $38.7 million decrease in share-based compensation resulting from a charge in 2008 from senior management's surrender of stock options, which did not recur in 2009. The decrease in 2008 was also attributable to a $5.8 million decrease in holding company incentive compensation. The 2008 decreases were partially offset by an increase in share-based compensation of $44.9 million, principally related to senior management's surrender of stock options for no consideration.

        Selling, general and administrative expenses decreased 37% in 2009. This decrease resulted from a decrease in sub-advisory and distribution expenses attributable to a decline in assets under management at our Affiliates in the Mutual Fund distribution channel, a $5.4 million decrease in acquisition-related professional fees, and $13.8 million of one-time Affiliate expenses in 2008, which did not recur in 2009. These decreases were partially offset by a $6.1 million increase in aggregate Affiliate expenses from new Affiliate investments.

        Selling, general and administrative expenses increased 5% in 2008. The increase was principally the result of $13.8 million of one-time Affiliate expenses and $9.5 million of acquisition-related professional fees reported in 2008. These increases were partially offset by Affiliate cost-cutting initiatives and a $10.3 million decrease in sub-advisory and distribution expenses attributable to a decline in assets under management at our Affiliates in the Mutual Fund distribution channel.

        Amortization of intangible assets decreased 3% in 2009 principally attributable to a decrease in definite-lived intangible assets, partially offset by new Affiliate investments in 2009. Amortization of intangible assets increased 7% in 2008, principally from an increase in definite-lived intangible assets resulting from our investments in new and existing Affiliates in recent periods.

        Depreciation and other amortization was essentially flat in 2009. Depreciation and other amortization increased 23% in 2008, principally attributable to spending on depreciable assets in recent periods, as well as our investments in new Affiliates.

        Other operating expenses increased 2% in 2009, principally as a result of an increase in the loss realized on the transfer of Affiliate interests. Other operating expenses increased 40% in 2008, principally as a result of a loss realized on the transfer of Affiliate interests, partially offset by an increase in income from Affiliate investments in marketable securities.

Other Income Statement Data

        The following table summarizes non-operating income and expense data:

(in millions)	2007	2008	% Change	2009	% Change
Income (loss) from equity method investments	$58.2	$(97.1)	n.m. (1)	$31.6	n.m. (1)
Investment and other income	17.1	26.9	57%	24.9	(7)%
Investment income (loss) from
investments in partnerships	38.9	(63.4)	n.m. (1)	27.4	n.m. (1)
Interest expense	84.5	81.4	(4)%	78.1	(4)%
Income tax expense	103.6	11.6	(89)%	28.0	141%

(1)
Percentage change is not meaningful.

        Income (loss) from equity method investments consists of our share of income (loss) from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income (loss) from equity method investments increased substantially in 2009, principally as a result of a $150.0 million non-cash charge in 2008 to reduce the carrying value of certain Affiliates to their fair values, partially offset by an increase in intangible amortization expense of $11.2 million. Income (loss) from equity method investments decreased substantially in 2008, principally as a result of the $150.0 million non-cash charge and decreases in assets under management and revenue attributable to Affiliates that are accounted for under the equity method of accounting.

        Investment and other income decreased 7% in 2009, principally from $34.7 million of non-recurring gains in 2008 (described further below), partially offset by an increase in Affiliate investment earnings as well as a $7.5 million gain on the settlement of a contingent payment related to our new investment in Harding Loevner. Investment and other income increased 57% in 2008, principally from a net gain of $26.5 million realized on the repurchase of a portion of our junior convertible trust preferred securities and a gain of $8.2 million realized on the settlement of interest rate derivative contracts. These gains were partially offset by a decrease in Affiliate investment earnings as well as $2.0 million of expenses incurred from the settlement of our 2004 mandatory convertible securities and the conversion of our floating rate senior convertible securities.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates serve as the general partner. We are required to consolidate certain Affiliate investment partnerships (including interests in the partnerships in which we do not have ownership rights) in our Consolidated Financial Statements. For 2009 and 2008, the income (loss) from Affiliate investments in partnerships was $27.4 million and $(63.4) million, respectively, which was principally attributable to investors who are unrelated to us.

        Interest expense decreased 4% in 2009, principally attributable to a $15.7 million decrease from a decline in borrowings, a $4.9 million decrease from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities in 2008 and a $3.2 million decrease resulting from the repurchase of a portion of our 2007 junior convertible trust preferred securities in the fourth quarter of 2008. These decreases were partially offset by an increase of $20.0 million attributable to the issuance of our 2008 senior convertible notes in the third quarter of 2008. Interest expense decreased 4% in 2008, principally attributable to a $32.8 million decrease resulting from the conversion of our floating rate senior convertible securities and the settlement of our mandatory convertible securities and a $7.7 million decrease in the cost of our senior bank debt resulting from a decline in LIBOR interest rates. These decreases were partially offset by a $21.3 million increase from the issuance of our junior convertible trust preferred securities in 2007 and a $13.5 million increase from the issuance of our 2008 senior convertible notes.

        Income taxes increased 141% in 2009 principally as a result of the increase in Net Income (controlling interest). This increase was offset by $6.1 million of benefits realized from the restructuring of certain Affiliate relationships, a $3.0 million reduction in valuation allowances on state net operating losses and a 2008 charge to revalue our deferred tax liabilities for changes in Massachusetts tax laws, which did not recur in 2009. Income taxes decreased 89% in 2008 principally as a result of the decrease in Net Income (controlling interest). This decrease was partially offset by an increase in income taxes of $8.9 million related to the one-time revaluation of our deferred tax liabilities as a result of new Massachusetts tax legislation.

Net Income

        The following table summarizes Net Income for the past three years:

(in millions)	2007	2008	% Change		2009	% Change
Net income	$456.6	$131.9	(71)%		$212.9	61%
Net income (loss) (non-controlling interests in partnerships)	38.1	(60.5)	n.m.	(1)	26.7	n.m.	(1)
Net income (non-controlling interests)	242.0	193.7	(20)%		126.8	(35)%
Net Income (loss) (controlling interest)	176.5	(1.3)	n.m.	(1)	59.5	n.m.	(1)

(1)
Percentage change is not meaningful.

        Net income increased 61% in 2009 and declined 71% in 2008 for the reasons described below.

        Net income (loss) (non-controlling interests in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In 2009 and 2008, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $26.7 million, and $(60.5) million, respectively.

        Net income (non-controlling interest) decreased 35% in 2009 and 20% in 2008. These changes were principally as a result of the previously discussed changes in revenue. In 2009, the decrease in income attributable to non-controlling interest was proportionately greater than the decrease in revenue as a result of Affiliate equity repurchases that had the effect of decreasing Affiliate equity ownership. In 2008, the decrease in income attributable to non-controlling interests was proportionately greater than the decrease in revenue as a result of the decrease in Affiliate investment income.

        Net Income (controlling interest) increased substantially in 2009, after decreasing substantially in 2008. The increase in 2009 was principally the result of the increase in income from equity method investments and a decrease in operating expenses, partially offset by a decrease in revenue and income attributable to non-controlling interests. The decrease in 2008 was principally as a result of the decrease in revenue and the loss from equity method investments, and was partially offset by an increase in investment and other income as well as decreases in reported operating, non-controlling interest and tax expenses, as described above.

Supplemental Performance Measures

        As supplemental information, we provide non-GAAP performance measures that we refer to as Cash Net Income and Cash earnings per share. These measures are provided in addition to, but not as a substitute for, Net Income (controlling interest) and Earnings per share. We believe these supplemental performance measures best represent our operating performance before non-cash expenses relating to our acquisition of interests in our Affiliates. Cash Net Income and Cash earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value.

        Under our Cash Net Income definition, we add to Net Income (controlling interest) amortization (including equity method amortization) and deferred taxes related to intangible assets and Affiliate depreciation and equity expenses, and exclude the effects of recent accounting changes related to our convertible debt ("APB 14-1"), which we adopted in 2009. Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners, when these transfers have no dilutive effect to our shareholders. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets.

        Cash earnings per share represents Cash Net Income divided by the adjusted diluted average shares outstanding, which measures the potential share issuance from our senior convertible securities and junior convertible securities (each further described in Liquidity and Capital Resources) using a "treasury stock" method. Under this method, only the net number of shares of common stock equal to the value of these securities in excess of par, if any, are deemed to be outstanding. We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of common stock) that occurs when these securities are converted and we are relieved of our debt obligation. This method does not take into account any increase or decrease in our cost of capital in an assumed conversion.

        The following table provides a reconciliation of Net Income to Cash Net Income and the calculation of Cash earnings per share:

(in millions, except shares and per share data)	2007	2008	2009
Net Income	$176.5	$(1.3)	$59.5
Intangible amortization(1)	42.0	204.6	64.4
Intangible-related deferred taxes	28.6	(12.8)	38.6
APB 14-1 expense	5.0	19.0	8.3
Affiliate equity expense	5.3	8.9	7.2
Affiliate depreciation	6.1	7.0	7.7

Cash Net Income(2)	$263.5	$225.4	$185.7

Average shares outstanding—diluted	42,398,686	38,211,326	43,333,355
Assumed issuance of senior convertible securities shares	(9,276,217)	—	(873,803)
Assumed issuance of junior convertible securities shares	—	—	—
Dilutive impact of Options	—	1,326,696	—
Dilutive impact of mandatory convertible securities shares	—	95,898	—
Dilutive impact of senior convertible securities shares	5,782,341	818,668	74,346
Dilutive impact of junior convertible securities shares	—	—	—

Average shares outstanding—adjusted diluted	38,904,810	40,452,588	42,533,898

Cash earnings per share	$6.77	$5.57	$4.37

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

(2)
In connection with accounting changes adopted in 2009, we modified our Cash Net Income definition to add back non-cash charges related to certain Affiliate equity transfers (referred to as Affiliate equity expense) and APB 14-1 expense (both net of tax). In prior periods, Cash Net Income was defined as "Net Income plus amortization and deferred taxes relating to intangible assets plus Affiliate depreciation." Under this prior definition, Cash Net Income reported in 2007 and 2008 was $258.7 million and $222.0 million, respectively.

        Cash Net Income decreased 18% in 2009 primarily as a result of the decreases in revenue, partially offset by an increase in investment and other income as well as decreases in reported operating, non-controlling interest and tax expenses, as previously described. Cash Net Income decreased 14% in 2008, primarily as a result of the previously described factors' effect on Net Income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
(in millions)	2007	2008	2009
Balance Sheet Data
Cash and cash equivalents	$223.0	$396.4	$259.5
Senior bank debt	519.5	233.5	—
2008 senior convertible notes	—	398.4	409.6
Zero coupon convertible notes	78.1	47.1	47.4
Floating rate convertible securities	298.9	—	—
Mandatory convertible securities	300.0	—	—
Junior convertible trust preferred securities	549.8	505.0	507.4
Cash flow data
Operating cash flows	$509.4	$508.0	243.2
Investing cash flows	(512.5)	(93.6)	(181.5)
Financing cash flows	21.6	(238.3)	(202.3)
EBITDA(1)	417.1	309.0	242.8

(1)
The definition of EBITDA is presented in Note 4 on page 2.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash resources, which include prospective proceeds from the settlement of our forward equity sale agreements as well as holding company cash. At December 31, 2009, our internal leverage ratio was 0.3:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5x. Although our bank leverage ratio does not deduct for the prospective proceeds from the settlement of our forward equity sale agreement, the calculation is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0x (our "bank interest coverage ratio"). As of December 31, 2009, our actual bank leverage and bank interest coverage ratios were 2.3x and 4.6x, respectively, and we were in full compliance with all terms of our credit facility.

        We anticipate our pending investments will close in the second quarter of 2010, and will be financed primarily with borrowings under our credit facility as well as proceeds from the partial settlement of our forward equity arrangement. We anticipate that our bank leverage and interest coverage ratios will increase and decrease, respectively, following the close of our pending new investments.

        We are rated BBB- by Standard & Poor's. A downgrade of our credit rating, either as a result of industry or company-specific considerations, would not have a material financial effect on any of our agreements or securities (or otherwise trigger a default).

Supplemental Liquidity Measure

        As supplemental information, we provide information regarding our EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operating activities. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

        The following table provides a reconciliation of cash flow from operations to EBITDA:

(in millions)	2007	2008	2009
Cash flow from operating activities	$509.4	$508.0	$243.2
Interest expense, net of non-cash items(1)	70.9	68.5	57.0
Current tax provision	74.6	49.2	(0.7)
Income from equity method investments, net of distributions(2)	15.0	(6.9)	8.1
Net income (non-controlling interests)	(242.0)	(193.7)	(126.8)
Net (income) loss (non-controlling interests in partnerships)	(38.1)	60.5	(26.7)
Changes in assets and liabilities	10.0	(61.6)	72.2
Other non-cash adjustments(3)	17.3	(115.0)	16.5

EBITDA(4)	$417.1	$309.0	$242.8

(1)
Non-cash items represent amortization of issuance costs and interest accretion ($13.6 million, $12.9 million and $21.1 million in 2007, 2008 and 2009, respectively).

(2)
Distributions from equity method investments were $53.6 million, $80.5 million and $55.5 million for 2007, 2008 and 2009, respectively.

(3)
Other non-cash adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income to net cash flow from operating activities.

(4)
The definition of EBITDA is presented in Note 4 on page 2.

        In 2009, we met our cash requirements primarily through cash generated by operating activities, the settlement of forward equity sales and borrowings of senior bank debt. Our principal uses of cash were to make investments in new and existing Affiliates, repay senior debt and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount at maturity of our debt obligations and convertible securities as of December 31, 2009:

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

Senior Bank Debt

        We have a $770 million revolving credit facility (the "Revolver") under which we pay interest at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time) that vary depending on our credit rating. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Revolver by up to $175 million. The Revolver contains financial covenants with respect to leverage and interest coverage and customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Revolver are collateralized by pledges of the substantial majority of our capital stock or other equity interests owned by us. As of December 31, 2009, there were no amounts outstanding under the Revolver.

Senior Convertible Securities

        We have two senior convertible securities outstanding at December 31, 2009. The principal terms of these notes are summarized below.

	Zero Coupon Convertible Notes	2008 Convertible Notes
Issue Date	May 2001	August 2008
Maturity Date	May 2021	August 2038
Par Value	$47.4	$460.0
Carrying Value	$47.4	$409.6	(1)
Note Denomination	945	1,000
Current Conversion Rate	17.429	7.959
Current Conversion Price	$54.22	$125.65
Stated Coupon	—	3.95%
Tax Deduction Rate	0.50%	9.38%	(2)

(1)
The carrying value is accreted to the principal amount at maturity using an interest rate of 7.4% (over an expected life of five years), resulting in incremental interest expense for 2009 of $11.2 million.

(2)
The 2008 convertible notes are considered contingent payment debt instruments under tax regulations that require us to deduct interest in an amount greater than our cash coupon rate. In 2009, these deductions generated deferred taxes of approximately $10.2 million.

        The zero coupon convertible notes are convertible into a defined number of shares of our common stock upon the occurrence of certain events. The holders may put these securities to us in May 2011 and 2016. If the holders exercise this option, we can settle the repurchases with cash or shares of our common stock, or a combination thereof. We have the option to call securities at any time for cash at their accreted value.

        The 2008 convertible notes are convertible into a defined number of shares of our common stock upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of common stock, or some combination thereof. The holders of the 2008 convertible notes may put these securities to us in August of 2013, 2018, 2023, 2028 and 2033. We may call the notes for cash at any time on or after August 15, 2013.

Junior Convertible Securities

        We have two junior convertible trust preferred securities outstanding at December 31, 2009, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities".) The principal terms of these securities are summarized below.

	2006 Junior Convertible Trust Preferred Securities		2007 Junior Convertible Trust Preferred Securities
Issue Date	April 2006		October 2007
Maturity Date	April 2036		October 2037
Par Value	$300.0		$430.8
Carrying Value	$212.5	(1)	$294.9	(2)
Note Denomination	50		50
Current Conversion Rate	0.333		0.250
Current Conversion Price	$150.00		$200.00
Stated Coupon	5.10%		5.15%
Tax Deduction Rate	7.50%	(3)	8.00%	(3)

(1)
The carrying value is accreted to the principal amount at maturity using an interest rate of 7.5% (over its expected life of 30 years). The incremental interest expense for 2009 was $1.0 million.

(2)
The carrying value is accreted to the principal amount at maturity using an interest rate of 8.0% (over its expected life of 30 years). The incremental interest expense for 2009 was $1.3 million.

(3)
The 2006 and 2007 junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. We are required to deduct interest in an amount greater than our cash coupon rate. In 2009, these deductions generated deferred taxes of approximately $8.8 million.

        Both the 2006 and 2007 junior convertible trust preferred securities are convertible, at any time, into a defined number of shares. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof. We can call the 2006 junior convertible trust preferred securities on or after April 2011 if the closing price of our common stock exceeds $195 per share for a specified period of time.

        We can call the 2007 junior convertible trust preferred securities on or after October 2012 if the closing price of our common stock exceeds $260 per share for a specified period of time.

        Holders of the 2006 and 2007 junior trust preferred securities have no rights to put these securities to us.

Forward Equity Sale Agreements

        We have entered into three forward equity sale agreements with major securities firms to sell shares of our common stock (up to $200 million under each agreement). Under the terms of these agreements, we can settle forward sales at any time prior to December 31, 2010 by issuing shares in exchange for cash. Alternatively, we may choose to settle forward sales on a net stock or cash basis. Through December 31, 2009, we have completed $496.5 million of forward sales. In March 2009, we settled $147.2 million of forward equity sales by issuing 1.8 million shares of our common stock. The weighted average exercise price of our forward equity sales that remain unsettled is $57.54.

        A summary of our forward equity sale agreements is as follows:

Agreement	Amount Sold	Amount Settled	Amount Unsettled
May 2008	$200.0	$147.2	$52.8
May 2009	200.0	—	200.0
July 2009	96.5	—	96.5

	$496.5	$147.2	$349.3

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

        We may pay for Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and in all cases can consent to the transfer of these interests to other individuals or entities. Our cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the years ended December 31, 2009, 2008 and 2007 are principally the result of changes to the value of, and repurchases of, these interests. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $125.0 million of Affiliate equity during 2010, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The decrease in cash flow from operations in 2009 as compared to 2008 resulted principally from a decrease in collections of investment advisory fees receivable of $109.3 million, a decrease in other adjustments of $86.9 million and a decrease in stock option expense of $45.4 million. The decrease in cash flow from operations in 2008 as compared to 2007 resulted principally from a decrease in earnings and $106.1 million of increased settlements of liabilities, partially offset by increased collections of investment advisory fees receivable of $138.8 million.

        We consolidate $93.8 million and $68.8 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2009 and 2008, respectively. Sales of client assets generated $0.3 million and $6.0 million of operating cash flow in 2009 and 2008, respectively.

Investing Cash Flow

        Changes in net cash flow used in investing activities result primarily from Investments in new Affiliates. Net cash flow used to make investments in new Affiliates was $139.3 million, $75.6 million and $488.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These investments were primarily funded with borrowings under our credit facility and existing cash.

        As discussed above in Pending Investments, we have three pending acquisitions. In December 2009, we announced an agreement to acquire a majority equity interest in Aston through the acquisition of Highbury Financial Inc. In February 2010, we announced agreements to purchase Artemis and Pantheon (see Note 18 to our Consolidated Financial Statements). Our investment in Aston will be financed through the issuance of approximately 1.7 million shares of our common stock, while our Artemis and Pantheon investments will be financed with borrowings under the Revolver and proceeds from the partial settlement of forward equity sales.

Financing Cash Flow

        Net cash flows used in financing activities decreased $36.1 million in 2009 as compared to 2008, primarily as a result of the settlement of a forward equity arrangement of $144.3 million in the period and a decrease in issuance costs of $27.5 million, partially offset by a $132.7 million decrease in the distributions to non-controlling interests. Net cash flows used in financing activities increased $259.9 million in 2008 as compared to 2007, primarily as a result of a net repayment of senior bank debt of $286.0 million combined with $208.7 million settlement of convertible securities, partially offset by a $370.5 million decrease in the repurchases of common stock. In addition, we issued $460.0 million of senior convertible notes in 2008 and repurchased $69.2 million aggregate principal amount of our junior convertible trust preferred securities for $24.2 million.

        As more fully discussed above, during 2008, we retired the outstanding floating rate convertible securities and issued approximately 7.0 million shares of common stock. Additionally, we repurchased the outstanding senior notes component of our 2004 PRIDES. The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. We issued approximately 3.8 million shares of common stock to settle the forward equity purchase contracts.

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $7.5 million and $11.1 million as of December 31, 2009 and 2008, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $278 million through 2012. In 2010, we expect to make total payments of approximately $30.0 million to settle portions of these contingent obligations. In the years ended December 31, 2007, 2008 and 2009, we completed additional investments in existing Affiliates. We expect to repurchase about $125.0 million of interests in certain Affiliates in 2010.

        We anticipate that borrowings under the Revolver and proceeds from the partial settlement of forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2009:

		Payments Due
Contractual Obligations	Total	2010	2011–2012	2013–2014	Thereafter
(in millions)
Senior convertible securities(1)	$986.9	$18.2	$36.3	$36.3	$896.1
Junior convertible trust preferred securities(1)(2)	1,736.4	37.0	74.1	74.1	1,551.2
Leases	71.8	17.4	25.9	17.3	11.2
Other liabilities(3)	109.9	109.9	—	—	—

Total	$2,905.0	$182.5	$136.3	$127.7	$2,458.5

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest.

(2)
As more fully discussed on page 31, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests. This table does not include liabilities for uncertain tax positions ($21.9 million as of December 31, 2009) as we cannot predict when such liabilities will be paid.

Market Risk

        Our revenue is derived primarily from fees which are based on assets under management. Such values are affected by changes in financial markets, and accordingly declines in the financial markets will negatively impact our revenue and Net Income. The broader financial markets are affected, in part, by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates' assets under management and associated fees.

        We have fixed rates of interest on our zero coupon senior convertible notes, our 2008 senior convertible notes and on both issues of our junior convertible trust preferred securities. We pay a variable rate of interest on our credit facility (with no borrowings outstanding as of December 31, 2009). From time to time, we seek to manage our exposure to changing interest rates by entering into interest rate hedging contracts.

        While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 100 basis point (1%) change in interest rates would result in a net change in the value of our fixed rate securities of approximately $36.5 million.

        We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. The valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2009, we estimate that a 1% change in the Canadian dollar to U.S. dollar exchange rate would result in approximately a $3.2 million change to stockholders' equity and a $0.3 million change to income before income taxes. During 2009, changes in currency exchange rates decreased stockholders' equity by $46.8 million.

Recent Accounting Developments

        We have adopted the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"), which is now the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification had no impact on our Consolidated Financial Statements.

        In June 2009, the FASB issued a standard that requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is required to consolidate the VIE. This standard is effective beginning in the first quarter of 2010. In February 2010, the FASB deferred this standard for certain entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. We are currently evaluating the potential impact that this standard may have on our Consolidated Financial Statements.

        In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special-purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The standard is effective beginning in 2010. We do not expect this standard to have a material impact on our Consolidated Financial Statements.

        In September 2009, the FASB issued a standard regarding fair value measurements and disclosures for alternative investments in certain entities that calculate net asset value per share (or its equivalent). This standard permits, but does not require, us to measure the fair value of an alternative investment on the basis of the net asset value per share if the net asset value of the investment is calculated in a manner consistent with established measurement principles as of our measurement date. This standard is effective beginning in 2010. We do not expect this standard to have a material impact on our Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

        The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting estimates and judgments. These policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Fair Value Measurements

        Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

These standards establish a fair value hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

        We make judgments regarding the determination of fair value in allocating the purchase price of our investments and testing our assets for impairment. We make estimates and assumptions to determine the value of our acquired client relationships, operating segments and equity method investments. We also assess the value of non-controlling interests held by our Affiliate managers in establishing the terms for their transfer.

        In these valuations, we make assumptions about the growth rates and useful lives of existing and prospective client accounts, as well as future earnings, valuation multiples, tax benefits, credit risk and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to market transactions, and in certain instances engage third party consultants to perform independent evaluations. If we used different assumptions, the effect may be material to our financial statements, as the carrying value of our intangible assets (and related amortization) and equity method investments could be stated differently and result in different impairment conclusions. The use of different assumptions to value our non-controlling interests could change the amount of compensation expense, if any, we report upon their transfer or repurchase.

Goodwill

        Goodwill represents the excess of the purchase price of acquisitions and the fair value of any non-controlling interest over the fair value of identified assets and liabilities. Our goodwill impairment tests are performed annually during the third quarter at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount. We completed our annual goodwill impairment test during the third quarter and no impairments were identified and no events have required us to update our assessments. For purposes of our test, the fair value of each reporting unit was measured by applying a market multiple to the estimated cash flow of the reporting unit, including cash flows attributable to non-controlling interests. Management believes that the valuation inputs used to determine fair value of our reporting units are reasonable.

        The fair value of each of our reporting units substantially exceeds their respective carrying values; the fair values of the Mutual Fund, High Net Worth and Institutional reporting units are approximately 40%, 60% and 200% greater than their respective carrying values. Accordingly, only a substantial decline in the value of any of our reporting units would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

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

        In the fourth quarter, we performed our impairment test, and no impairments were identified. The fair value of each of our indefinite-lived intangible assets exceeds their respective carrying value by at least 100%. Accordingly, only a substantial decline in the fair value of our indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets

        Definite-lived intangible assets are comprised of investment advisory contracts acquired in an Affiliate investment. We monitor the useful lives of these assets and revise them, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a material impact on our amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year; our amortization expense would increase by approximately $8.5 million per year.

        We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our definite-lived acquired client relationship for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired relationships.

        In the fourth quarter, we performed our impairment test, and no impairments were identified. Projected undiscounted cash flows over the remaining life of each of these assets exceeds their carrying value by at least 50%. Accordingly, only a substantial decline in the undiscounted cash flows underlying these assets would indicate that an impairment may exist.

Equity Method Investments

        We evaluate equity method investments for impairment by assessing whether the fair value of the investment has declined below its carrying value for a period we consider other-than-temporary. If we determine that a decline in fair value below our carrying value is other-than-temporary, an impairment charge is recognized to reduce the carrying value of the investment to its fair value.

        We measure the fair value of each of our equity-method investments by applying a fair value multiple to estimates of the cash flow. Our fair value multiples are supported by observed transactions and discounted cash flow analyses which reflect assumptions of current and projected levels of Affiliate assets under management, fee rates and estimated expenses. Changes in estimates used in these valuations could materially affect the fair value of these investments.

        In the fourth quarter, we completed our evaluation of equity method investments and no impairments were identified. Only a decline in excess of approximately 20% in the fair value of certain of our equity method investments for a period considered to be other-than-temporary would indicate that an impairment may exist.

Income Taxes

        Tax regulations often require income and expense to be included in our tax returns in different amounts and in different periods than are reflected in the financial statements. Deferred taxes are established to reflect the differences between the inclusion of items of income and expense in the financial statements and their reporting on our tax returns. Our overall tax position requires analysis to estimate the expected realization of tax assets and liabilities. Additionally, we must assess whether to recognize the benefit of uncertain tax positions, and, if so, the appropriate amount of the benefit.

        Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and convertible securities. Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments as cash transactions that are taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. We generally believe that our intangible-related deferred tax liabilities are unlikely to be used to settle a cash obligation. As such, we currently believe the economic benefit we realize from these deductions may be permanent. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment. We are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2009, our estimate of the tax liability associated with such a sale or impairment was approximately $208.5 million.

        During 2009, our convertible securities generated deferred taxes of approximately $14.5 million because our interest deductions for tax purposes are greater than our reported interest expense. These deferred tax liabilities may be reclassified to equity if the securities convert to common stock.

        We regularly assess our deferred tax assets in order to determine the need for valuation allowances. Our principal deferred tax assets are state operating losses and foreign tax credit carryforwards. In our assessment, we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we establish a valuation allowance that would increase our tax expense in the period of such determination.

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

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $8.4 million in our tax expense in the period of such determination.

Share-Based Compensation

        We have share-based compensation plans covering directors, senior management and employees. We recognize share-based compensation based on the fair value of the awards on the grant date over the requisite service period.

        We estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options based on past experience and anticipated future exercise behavior. In determining expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded securities. In measuring volatility, we may place less emphasis on periods that are not representative of our expected future volatility.

        Our options typically vest and become fully exercisable over three to five years of continued employment and do not include performance-based or market-based vesting conditions. For grants that are subject to graded vesting over a service period, we recognize expense net of expected forfeitures on a straight-line basis over the requisite service period for the entire award.

Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees as they render services to their clients. In addition to generating asset-based fees, over 75 Affiliate products, representing approximately $31.4 billion of assets under management, also bill on the basis of absolute investment performance ("performance fees"). Our Affiliates recognize performance fees when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured.

International Operations

        In connection with our international distribution initiatives, we have offices in Sydney, Australia and London, England and we expect to open an office in Hong Kong in 2010. In addition, we have international operations through Affiliates who provide some or a significant part of their investment management services to non-US clients. In the future, we may open additional offices, or invest in other investment management firms which conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our international operations or our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

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

        As of December 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2009 was effective.

        The Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 44, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. (the "Company") at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1b to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments, acquisition-related professional fees, non-controlling interests, and redeemable non-controlling interests, effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2010

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2007	2008	2009
Revenue	$1,369,866	$1,158,217	$841,840
Operating expenses:
Compensation and related expenses	579,365	516,895	402,584
Selling, general and administrative	199,088	209,586	131,538
Amortization of intangible assets	31,653	33,854	32,939
Depreciation and other amortization	10,444	12,767	12,745
Other operating expenses	18,822	26,511	26,945

	839,372	799,613	606,751

Operating income	530,494	358,604	235,089

Non-operating (income) and expenses:
Investment and other (income) loss	(17,133)	(26,900)	(24,902)
(Income) loss from equity method investments	(58,197)	97,142	(31,632)
Investment (income) loss from investments in partnerships	(38,877)	63,410	(27,425)
Interest expense	84,466	81,425	78,129

	(29,741)	215,077	(5,830)

Income before income taxes	560,235	143,527	240,919
Income taxes—current	74,634	49,167	(701)
Income taxes—intangible-related deferred	28,576	(12,776)	38,552
Income taxes—other deferred	450	(24,763)	(9,848)

Net income	$456,575	$131,899	$212,916
Net income (non-controlling interests)	(241,987)	(193,728)	(126,764)
Net (income) loss (non-controlling interests in partnerships)	(38,089)	60,504	(26,679)

Net Income (loss) (controlling interest)	$176,499	$(1,325)	$59,473

Earnings per share—basic	$5.99	$(0.03)	$1.44

Earnings per share—diluted	$4.51	$(0.03)	$1.38

Average shares outstanding—basic	29,464,764	38,211,326	41,385,359
Average shares outstanding—diluted	42,398,686	38,211,326	43,333,355
Supplemental disclosure of total comprehensive income:
Net Income	$456,575	$131,899	$212,916
Other comprehensive income (loss)	50,071	(68,818)	50,039

Comprehensive income	$506,646	$63,081	$262,955
Comprehensive income (non-controlling interests)	(280,076)	(133,224)	(153,443)

Comprehensive income (loss) (controlling interest)	$226,570	$(70,143)	$109,512

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$396,431	$259,487
Investment advisory fees receivable	131,099	140,118
Investments in partnerships	68,789	93,809
Investments in marketable securities	10,399	56,690
Prepaid expenses and other current assets	23,968	35,478

Total current assets	630,686	585,582
Fixed assets, net	71,845	62,402
Equity investments in Affiliates	678,887	658,332
Acquired client relationships, net	491,408	571,573
Goodwill	1,243,583	1,413,217
Other assets	96,291	99,800

Total assets	$3,212,700	$3,390,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$183,794	$117,227
Payables to related party	26,187	109,888

Total current liabilities	209,981	227,115
Senior bank debt	233,514	—
Senior convertible securities	445,535	456,976
Junior convertible trust preferred securities	505,034	507,358
Deferred income taxes	319,491	322,671
Other long-term liabilities	30,414	26,066

Total liabilities	1,743,969	1,540,186
Redeemable non-controlling interests	297,733	368,999
Equity:
Common Stock ($.01 par value, 153,000 shares authorized; 45,795 shares outstanding in 2008 and 45,795 outstanding in 2009)	458	458
Additional paid-in capital	817,713	612,091
Accumulated other comprehensive income (loss)	(4,081)	45,958
Retained earnings	813,664	873,137

	1,627,754	1,531,644
Less: treasury stock, at cost (6,296 shares in 2008 and 3,445 shares in 2009)	(702,953)	(421,954)

Total stockholders' equity	924,801	1,109,690
Non-controlling interests	180,732	281,946
Non-controlling interests in partnerships	65,465	90,085

Total equity	1,170,998	1,481,721

Total liabilities and equity	$3,212,700	$3,390,906

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2006	$390	$240,518	$14,666	$638,490	$(779,668)	$180,055	$104,096	$398,547
Stock issued under option and other incentive plans	—	(23,443)	—	—	84,333	—	—	60,890
Tax benefit of option exercises	—	42,308	—	—	—	—	—	42,308
Changes in Affiliate equity	—	(86,089)	—	—	—	—	—	(86,089)
Issuance of junior convertible trust preferred securities	—	98,452	—	—	—	—	—	98,452
Settlement of call spread option agreements	—	15,564	—	—	(8,764)	—	—	6,800
Cost of call spread option agreements	—	(6,800)	—	—	—	—	—	(6,800)
Conversion of zero coupon convertible notes	—	—	—	—	35,773	—	—	35,773
Repurchase of common shares, including prepaid forward purchase contracts	—	(2,052)	—	—	(426,479)	—	—	(428,531)
Distributions to non-controlling interests	—	—	—	—	—	(182,749)	—	(182,749)
Redemptions of non-controlling interests in partnerships	—	—	—	—	—	—	(14,788)	(14,788)
Net Income	—	—	—	176,499	—	241,987	38,089	456,575
Other comprehensive loss	—	—	50,071	—	—	—	—	50,071

December 31, 2007	$390	$278,458	$64,737	$814,989	$(1,094,805)	$239,293	$127,397	$430,459
Stock issued under option and other incentive plans	—	1,215	—	—	64,941	—	—	66,156
Tax benefit of option exercises	—	13,868	—	—	—	—	—	13,868
Issuance of senior convertible securities	—	35,045	—	—	—	—	—	35,045
Changes in Affiliate equity	—	232,617	—	—	—	—	—	232,617
Settlement of mandatory convertible securities	26	213,939	—	—	85,484	—	—	299,449
Settlement of floating rate senior convertible securities	42	50,288	—	—	249,637	—	—	299,967
Tax benefit related to conversion of forward equity sale agreement	—	18,291	—	—	—	—	—	18,291
Conversion of zero coupon convertible notes	—	(26,008)	—	—	57,280			31,272
Repurchase of common shares	—	—			(65,490)	—	—	(65,490)
Distributions to non-controlling interests	—	—	—	—	—	(252,289)	—	(252,289)
Redemptions of non-controlling interests in partnerships	—	—	—	—	—	—	(1,428)	(1,428)
Net Income	—	—	—	(1,325)	—	193,728	(60,504)	131,899
Other comprehensive loss	—	—	(68,818)	—	—	—	—	(68,818)

December 31, 2008	$458	$817,713	$(4,081)	$813,664	$(702,953)	$180,732	$65,465	$1,170,998

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(dollars in thousands)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2008	$458	$817,713	$(4,081)	$813,664	$(702,953)	$180,732	$65,465	$1,170,998
Stock issued under option and other incentive plans	—	(75,307)	—	—	111,363	—	—	36,056
Tax benefit of option exercises	—	11,799	—	—	—	—	—	11,799
Issuance costs	—	(694)	—	—	—	—	—	(694)
Changes in Affiliate equity	—	(132,775)	—	—	—	9,914	—	(122,861)
Settlement of forward equity sale agreements	—	(25,378)	—	—	169,636	—	—	144,258
Share-based payment arrangements	—	16,733	—	—	—	—	—	16,733
Distributions to non-controlling interests	—	—	—	—	—	(119,555)	—	(119,555)
Investments in Affiliates	—	—	—	—	—	84,091	—	84,091
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	(2,059)	(2,059)
Net Income	—	—	—	59,473	—	126,764	26,679	212,916
Other comprehensive loss	—	—	50,039	—	—	—	—	50,039

December 31, 2009	$458	$612,091	$45,958	$873,137	$(421,954)	$281,946	$90,085	$1,481,721

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2008	2009
Cash flow from operating activities:
Net income	$456,575	$131,899	$212,916
Adjustments to reconcile Net income to net cash flow from operating activities:
Amortization of intangible assets	31,653	33,854	32,939
Amortization of issuance costs	2,931	4,192	7,325
Depreciation and other amortization	10,444	12,767	12,745
Deferred income tax provision (benefit)	29,026	(37,539)	28,704
Accretion of interest	10,638	8,754	13,765
(Income) loss from equity method investments, net of amortization	(58,197)	97,142	(31,632)
Distributions received from equity method investments	53,612	80,487	55,453
Tax benefit from exercise of stock options	5,780	2,767	4,260
Stock option expense	9,039	53,968	8,604
Affiliate equity expense	8,109	13,948	13,218
Other adjustments	(40,219)	44,049	(42,842)
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(35,963)	102,788	(6,552)
Decrease in Affiliate investments in partnerships	12,766	6,045	285
(Increase) decrease in prepaids and other current assets	(3,601)	29,154	(8,389)
(Increase) decrease in other assets	(3,178)	9,770	3,315
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	19,988	(86,080)	(60,904)

Cash flow from operating activities	509,403	507,965	243,210

Cash flow used in investing activities:
Investments in Affiliates	(488,450)	(75,602)	(139,271)
Purchase of fixed assets	(16,821)	(9,554)	(2,566)
Purchase of investment securities	(13,648)	(33,613)	(47,733)
Sale of investment securities	6,397	25,156	8,069

Cash flow used in investing activities	(512,522)	(93,613)	(181,501)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	727,000	366,000	142,000
Repayments of senior bank debt	(573,000)	(651,986)	(375,514)
Issuance of senior convertible notes	—	460,000	—
Settlement of convertible securities	—	(208,730)	—
Issuance of junior convertible trust preferred securities	500,000	—	—
Repurchase of junior convertible trust preferred securities	—	(24,213)	—
Issuance of common stock	53,324	238,814	37,125
Repurchase of common stock	(435,997)	(65,490)	—
Issuance costs	(19,999)	(28,859)	(1,344)
Excess tax benefit from exercise of stock options	36,528	11,101	7,539
Settlement of derivative contracts	—	8,154	—
Settlement of forward equity sale agreement	—	—	144,258
Note payments	(2,542)	5,628	3,184
Distributions to non-controlling interests	(182,749)	(252,289)	(119,555)
Affiliate equity issuances and repurchases	(68,233)	(95,798)	(39,534)
Redemptions of non-controlling interests in partnerships	(12,766)	(672)	(425)

Cash flow from (used in) financing activities	21,566	(238,340)	(202,266)

Effect of foreign exchange rate changes on cash and cash equivalents	2,778	(2,535)	3,613
Net increase (decrease) in cash and cash equivalents	21,225	173,477	(136,944)
Cash and cash equivalents at beginning of period	201,729	222,954	396,431

Cash and cash equivalents at end of period	$222,954	$396,431	$259,487

Supplemental disclosure of cash flow information:
Interest paid	$77,735	$63,987	$58,013
Income taxes paid	30,243	45,279	17,765
Supplemental disclosure of non-cash financing activities:
Stock issued for conversion of floating rate senior convertible securities	—	299,970	—
Stock issued in settlement of mandatory convertible securities	—	93,750	—
Stock issued for conversion of zero coupon senior convertible note	35,773	31,272	—
Payables recorded for Affiliate equity purchases	18,308	23,655	78,448

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

(a)   Organization and Nature of Operations

        Affiliated Managers Group, Inc. ("AMG" or the "Company") is a global asset management company with equity investments in a diverse group of boutique investment management firms ("Affiliates"). AMG's Affiliates provide investment management services globally to mutual funds, institutional clients and high net worth individuals. Fees for services are largely asset-based and, as a result, the Company's revenue may fluctuate based on the performance of financial markets.

        Affiliates are either organized as limited partnerships, limited liability partnerships, limited liability companies, or corporations. AMG generally has contractual arrangements with its Affiliates whereby a percentage of revenue is customarily allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining portion of revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members, generally with a priority to AMG. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. In these cases, AMG participates fully in any increase or decrease in the revenue or expenses of such firms. In situations where AMG holds a minority equity interest, AMG generally has a revenue sharing arrangement that allocates to AMG a percentage of the Affiliate's revenue. The remaining revenue is used to pay operating expenses and profit distributions to the other owners.

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

(b)   Recently Adopted Accounting Standards

        The Company adopted several accounting standards in 2009 ("the 2009 accounting changes") that have been retrospectively applied to prior periods.

        The Company is now required to bifurcate certain of its convertible debt securities into their theoretical debt and equity components. The Company accretes (as interest expense) the debt components to their principal amounts over the expected life of the debt. As a result, the Company has reported incremental non-cash interest of approximately $7,547, $7,534 and $13,529 for the years ended December 31, 2007, 2008 and 2009, respectively. Also as a result of this new standard, the net gain on the repurchase of a portion of the Company's junior convertible trust preferred securities in 2008 was reduced to $26,521. The Company also recorded approximately $110,000 of deferred tax liabilities related to convertible securities interest to account for the future deferred tax impact of non-cash interest accretion.

        The Company is now required to expense professional fees incurred in connection with a business combination. The Company retrospectively applied this accounting change to acquisition-related professional fees that were deferred as of December 31, 2008, and, accordingly, the Company's 2008 net income was reduced by $5,902. The other provisions of this new guidance have been applied to the Company's acquisitions in 2009.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(c)   Principles of Consolidation

        The Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine the appropriate method of accounting. Majority-owned or otherwise controlled investments are consolidated. In many of its Affiliate investments, AMG is, directly or indirectly, the sole general partner (in the case of Affiliates which are limited partnerships), managing partner (in the case of Affiliates which are limited liability partnerships), sole manager member (in the case of Affiliates which are limited liability companies) or principal shareholder (in the case of Affiliates which are corporations). As a result, the Company generally consolidates its Affiliate investments. Investments that are determined to be variable interest entities ("VIEs") are consolidated if AMG or a consolidated Affiliate is the primary beneficiary of the investment.

        For Affiliate operations consolidated into these financial statements, the portion of the income allocated to owners other than AMG is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed income owned by the managers of the consolidated Affiliates. All material intercompany balances and transactions have been eliminated.

        AMG applies the equity method of accounting to investments where AMG or an Affiliate does not hold a majority equity interest but has the ability to exercise significant influence (generally at least a 20% interest or a general partner interest) over operating and financial matters. AMG or an Affiliate also applies the equity method when their unaffiliated minority shareholders or partners have certain rights to remove AMG or an Affiliate or have rights to participate in substantive operating decisions (e.g. approval of annual operating budgets, major financings, selection of senior management, etc.). For equity method investments, AMG's or the Affiliate's portion of income before taxes is included in Income from equity method investments. Other investments in which AMG or an Affiliate own less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.

        The effect of any changes in the Company's equity interests in its consolidated Affiliates resulting from the issuance or repurchase of an Affiliate's equity by the Company or one of its Affiliates is included as a component of stockholders' equity, net of the related income tax effect in the period of the change.

(d)   Cash and Cash Equivalents

        The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)   Investments in Partnerships

        Assets of consolidated partnerships are reported as "Investments in partnerships." A majority of these assets are held by investors that are unrelated to the Company, and reported as "Non-controlling interests in partnerships." Income from these partnerships is presented as "Investment (income) loss from investments in partnerships" in the Consolidated Statements of Income. The portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as a "Net income (non-controlling interests in partnerships)."

(f)    Investments in Marketable Securities

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

(g)   Fixed Assets

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

(h)   Leases

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

(i)    Equity Investments in Affiliates

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(j)    Acquired Client Relationships and Goodwill

        Each acquired Affiliate has identifiable assets arising from contractual or other legal rights with their clients ("acquired client relationships"). In determining the value of acquired client relationships, the Company analyzes the net present value of each acquired Affiliate's existing client relationships based on a number of factors including: the Affiliate's historical and potential future operating performance; the Affiliate's historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate's recent, as well as long-term, investment performance; the characteristics of the firm's products and investment styles; the stability and depth of the Affiliate's management team and the Affiliate's history and perceived franchise or brand value.

        The Company has determined that certain of its mutual fund acquired client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets at least annually for impairment. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of the assets exceeds its fair value, and an impairment loss would be recorded in an amount equal to any such excess.

        The expected useful lives of definite-lived acquired client relationships are analyzed each period and determined based on an analysis of the historical and projected attrition rates of each Affiliate's existing clients, and other factors that may influence the expected future economic benefit the Company will derive from the relationships. The Company tests for the possible impairment of definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Income for amounts necessary to reduce the carrying value of the asset to fair value.

        The excess of purchase price for the acquisition of interests in Affiliates and the fair value of any non-controlling interests over the fair value of net assets acquired, including acquired client relationships, is reported as goodwill within the operating segments in which the Affiliate operates. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually during the third quarter, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. Fair value is determined for each operating segment primarily based on fair multiples. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(k)   Revenue Recognition

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

(l)    Issuance Costs

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

(m)  Derivative Financial Instruments

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

(n)   Income Taxes

        The Company accounts for income taxes using the liability method. Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(o)   Foreign Currency Translation

        The assets and liabilities of Affiliates whose functional currency is not the United States dollar are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. The revenue and expenses of these Affiliates are translated into U.S. dollars using average exchange rates for the relevant period. Because of the permanent nature of the Company's investments, net translation exchange gains and losses are excluded from Net Income but are recorded in other comprehensive income. Foreign currency transaction gains and losses are reflected in Investment and other income.

(p)   Share-Based Compensation Plans

        The Company recognizes as an expense the cost of all share-based payments to directors, senior management and employees, including grants of stock options, to be recognized in the financial statements based on their fair values over the requisite service period.

        The Company reports any tax benefits realized upon the exercise of stock options that are in excess of the expense recognized for reporting purposes as a financing activity in the Company's Consolidated Statement of Cash Flows. If the tax benefit realized is less than the expense, the tax shortfall is recognized in stockholders' equity. To the extent the expense exceeds available windfall tax benefits, it is recognized in the Consolidated Statements of Income. The Company was permitted to calculate its cumulative windfall tax benefits for the purposes of accounting for future tax shortfalls. The Company elected to apply the long-form method for determining the pool of windfall tax benefits.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(q)   Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(r)    Recent Accounting Developments

        The Company has adopted the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"), which is now the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification had no impact on the Company's Consolidated Financial Statements.

        In June 2009, the FASB issued a standard that requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is required to consolidate the VIE. This standard is effective beginning in the first quarter of 2010. In February 2010, the FASB deferred this standard for certain entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.

        In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special-purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The standard is effective beginning in 2010. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements.

        In September 2009, the FASB issued a standard regarding fair value measurements and disclosures for alternative investments in certain entities that calculate net asset value per share (or its equivalent). This standard permits, but does not require, the Company to measure the fair value of an alternative investment on the basis of the net asset value per share if the net asset value of the investment is calculated in a manner consistent with established measurement principles as of its measurement date. This standard is effective beginning in 2010. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements.

2.     Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents, investments and, at times, certain financial instruments with various financial institutions. These

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial institutions are typically located in cities in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

3.     Investments in Partnerships

        Purchases and sales of investments (principally equity securities) and gross client subscriptions and redemptions relating to investments in partnerships were as follows:

	At December 31,
	2008	2009
Purchase of investments	$617,339	$446,955
Sale of investments	623,384	447,240
Gross subscriptions	4,562	804
Gross redemptions	5,234	1,229

        Management fees earned by the Company on partnership assets were $1,169 and $839 for the years ended December 31, 2008 and 2009, respectively.

        As of December 31, 2008 and December 31, 2009, the Company's investments in partnerships that are not controlled by its Affiliates were $10,221 and $17,631, respectively. These assets are reported within "Other assets" in the Consolidated Balance Sheet. The income or loss related to these investments is classified within "Investment and other income" in the Consolidated Statement of Income.

4. Investments in Marketable Securities

        Investments in marketable securities are comprised of the Company's 2009 investment in Value Partners Group Limited ($41,303), a publicly-traded asset management firm based in Hong Kong, and Affiliate investments held principally for Affiliate working capital purposes. These investments are carried at their fair value with changes in fair value reported in accumulated other comprehensive income. The cost of investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31,
	2008	2009
Cost of investments in marketable securities	$14,984	$50,631
Gross unrealized gains	36	6,108
Gross unrealized losses	(4,621)	(49)

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Fair Value Measurements

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
Level 3—	Prices reflecting the Company's own assumptions concerning unobservable inputs to a valuation model.

        The following table summarizes the Company's financial assets (principally equity securities) that are measured at fair value on a quarterly basis. The Company did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement during the years ended December 31, 2008 and 2009.

		Fair Value Measurements
	December 31, 2008
		Level 1	Level 2	Level 3
Financial Assets
Investments in partnerships	$68,789	$64,524	$80	$4,185
Investments in marketable securities	10,399	9,081	1,318	—

		Fair Value Measurements
	December 31, 2009
		Level 1	Level 2	Level 3
Investments in partnerships	$93,809	$89,768	$32	$4,009
Investments in marketable securities	56,690	54,480	2,210	—

        Substantially all of the Company's Level 3 instruments consist of investments in partnerships. Changes in the fair value of these investments are presented as "Investment (income) loss from investments in partnerships" in the Consolidated Statements of Income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as "Net loss (non-controlling interests in partnerships)." The following table presents the changes in Level 3 assets or liabilities for the years ended December 31, 2008 and 2009:

	For the Years Ended December 31,
	2008	2009
Balance, beginning of period	$4,731	$4,185
Realized and unrealized gains (losses)	(641)	(173)
Purchases, issuances and settlements	95	(3)
Transfers in and/or out of Level 3	—	—

Balance, end of period	$4,185	$4,009

Amount of total gains (losses) included in Net Income (controlling interest) attributable to unrealized gains (losses) from assets still held at end of period	$(1)	$—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Fixed Assets and Lease Commitments

        Fixed assets consisted of the following:

	December 31,
	2008	2009
Building and leasehold improvements	$52,919	$52,462
Office equipment	30,210	29,552
Furniture and fixtures	14,645	13,719
Land and improvements	13,582	13,582
Computer software	15,857	16,762

Fixed assets, at cost	127,213	126,077
Accumulated depreciation and amortization	(55,368)	(63,675)

Fixed assets, net	$71,845	$62,402

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2009, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Required Minimum Payments
2010	$17,348
2011	14,635
2012	11,300
2013	9,559
2014	7,776
Thereafter	11,216

        Consolidated rent expense for 2007, 2008 and 2009 was $20,283, $20,861 and $19,579, respectively.

7.     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2008	2009
Accrued compensation	$102,407	$68,505
Accrued professional fees	15,431	15,555
Accrued interest	15,373	14,640
Accrued expense reimbursements	11,971	—
Accounts payable	8,909	5,128
Other	29,703	13,399

	$183,794	$117,227

8.     Benefit Plans

        The Company has three defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and several of its Affiliates, and

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-qualified plans for certain senior employees. AMG's other Affiliates generally have separate defined contribution retirement plans. Under each of the qualified plans, AMG and each participating Affiliate, as the case may be, are able to make discretionary contributions for the benefit of qualified plan participants up to Internal Revenue Service limits.

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

        Consolidated expenses related to the Company's benefit plans in 2007, 2008 and 2009 were $11,420, $12,103 and $9,747, respectively.

9.     Senior Bank Debt

        In the fourth quarter of 2007, the Company entered into an amended and restated senior credit facility (the "Facility"). During the third quarter of 2008, the Company increased its borrowing capacity to $1,010,000, comprised of a $770,000 revolving credit facility (the "Revolver") and a $240,000 term loan (the "Term Loan"). In the first quarter of 2009, the Company repaid the outstanding balance of the Term Loan ($233,514); the capacity under the Revolver remains at $770,000. The Company pays interest on any outstanding obligations at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Facility by up to an additional $175,000.

        The Revolver will mature in February 2012, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. The Company had no outstanding borrowings at December 31, 2009.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Senior Convertible Securities

        The carrying values of the senior convertible securities are as follows:

	December 31,
	2008		2009
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
2008 senior convertible notes	$398,389	$460,000	$409,594	$460,000
Zero coupon senior convertible notes	47,146	50,135	47,382	50,135

Total senior convertible securities	$445,535	$510,135	$456,976	$510,135

2008 Senior Convertible Notes

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. The Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.4% (over its expected life of five years), resulting in incremental interest expense for 2009 of approximately $11,205. Each security is convertible into 7.959 shares of the Company's common stock (at an initial conversion price of $125.65) upon the occurrence of certain events, including the following: (i) during any fiscal quarter, if the closing price of the Company's common stock, as measured over a specified time period during the preceding fiscal quarter, is equal to or greater than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (ii) during a certain window of time, if the trading price per $1,000 principal amount of the notes for each day during a specified period is less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate of the notes on such day; (iii) upon the occurrence of specified corporate transactions; (iv) after the notes have been called for redemption; and (v) anytime after February 15, 2038. Upon conversion, the Company may elect to pay cash, deliver shares of its common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash (subject to the holders right to convert) at any time on or after August 15, 2013.

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

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 of principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of December 31, 2009, $50,135 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $54.22) upon the occurrence of certain events, including the following: (i) if, during any fiscal quarter, the closing price of the Company's

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock, as measured over a specified time period during the preceding fiscal quarter is greater than a specified conversion trigger price (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; (iii) if the Company calls the securities for redemption; and (iv) upon the occurrence of specified corporate transactions. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or some combination thereof. The Company has the option to redeem the securities for cash at their accreted value.

11.   Junior Convertible Trust Preferred Securities

        The carrying values of the junior convertible trust preferred securities are as follows:

	December 31,
	2008		2009
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
2006 junior convertible trust preferred securities	$211,429	$300,000	$212,466	$300,000
2007 junior convertible trust preferred securities	293,605	430,820	294,892	430,820

Total junior convertible securities	$505,034	$730,820	$507,358	$730,820

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

        The 2006 junior convertible trust preferred securities bear interest at a rate of 5.1% per annum, payable quarterly in cash. The Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.5% (over its expected life of 30 years). The incremental interest expense for 2007, 2008 and 2009 was approximately $886, $965 and $1,036, respectively. Each $50 security is convertible, at any time, into 0.333 shares of the Company's common stock, which represents a conversion price of $150 per share (or a 48% premium to the then prevailing share price of $101.45). Upon conversion, holders will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2006 junior convertible trust preferred securities may not be redeemed by the Company prior to April 15, 2011. On or after April 15, 2011, they may be redeemed if the closing price of the Company's common stock exceeds $195 per share for a specified period of time. The trust's only assets are the junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the 2006 junior convertible trust preferred securities receive all payments due from the trust.

        In October 2007, the Company issued an additional $500,000 of junior subordinated convertible debentures which are due 2037 to a wholly-owned trust simultaneous with the issuance, by the trust, of $500,000 of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The 2007 junior convertible trust preferred securities bear interest at 5.15% per annum, payable quarterly in cash. The Company is accreting the discounted amount to the principal amount at maturity using an interest rate of 8.0% (over its expected life of 30 years). The incremental interest expense for 2008 and 2009 was approximately $1,426 and $1,288, respectively. Each $50 security is convertible, at any time, into 0.25 shares of the Company's common stock, which represents a conversion price of $200 per share (or a 53% premium to the then prevailing share price of $130.77). Upon conversion, holders will receive cash or shares of the Company's common stock (or a combination of cash and common stock) at the election of the Company. The 2007 junior convertible trust preferred securities may not be redeemed by the Company prior to October 15, 2012. On or after October 15, 2012, they may be redeemed if the closing price of the Company's common stock exceeds $260 per share for a specified period of time. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust.

        In November 2008, the Company repurchased $69,180 aggregate principal amount of the 2007 junior convertible trust preferred securities. The Company realized a gain of $26,521 on this transaction, which was reported in Investment and other income. Following the repurchase, these securities were cancelled and retired.

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

12.   Other Convertible Securities

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Forward Equity Sale Agreements

        The Company has entered into three forward equity sale agreements with major securities firms to sell shares of its common stock (up to $200,000 under each agreement). Under the terms of these agreements, the Company can settle forward sales at any time prior to December 31, 2010 by issuing shares in exchange for cash. Alternatively, the Company may choose to settle forward sales on a net stock or cash basis. Through December 31, 2009, the Company has completed $496,500 of forward sales. In March 2009, the Company settled $147,170 of forward equity sales by issuing 1,774,584 shares of its common stock. The weighted average exercise price of the forward equity sales that remain unsettled is $57.54.

        A summary of the Company's forward equity sale agreements is as follows:

Agreement	Amount Sold	Amount Settled	Unsettled Amount
May 2008	$200,000	$147,170	52,830
May 2009	200,000	—	200,000
July 2009	96,500	—	96,500

	$496,500	$147,170	$349,330

14.   Income Taxes

        The Company's consolidated income taxes represent taxes on Net Income (controlling interest) as net income attributable to non-controlling interests is not taxed at the corporate level.

        A summary of the provision for income taxes is as follows:

		Year Ended December 31,
		2007	2008	2009
Current:	Federal	$52,012	$28,686	$(11,169)
	State	8,124	5,253	3,604
	Foreign	14,498	15,228	6,864
Deferred:	Federal	30,549	(38,192)	31,767
	State	1,781	5,035	568
	Foreign	(3,304)	(4,382)	(3,631)

		$103,660	$11,628	$28,003

        The components of income before income taxes consisted of the following:

	Year Ended December 31,
	2007	2008	2009
Domestic	$457,999	$59,457	$176,148
International	102,236	84,070	64,771

	$560,235	$143,527	$240,919

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2007	2008	2009
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	(88.1)	8.9
Non-deductible expenses	0.2	12.8	0.7
Valuation allowance	1.3	128.4	(9.2)
Effect of foreign operations	(1.1)	(8.1)	(3.4)
Effect of changes in tax law, rates	0.0	33.0	—
Effect of income from non-controlling interests	(18.5)	(104.9)	(20.4)

	18.5%	8.1%	11.6%

        In July 2008, the state of Massachusetts enacted legislation that will require combined tax reporting for the Company and all its subsidiaries beginning in 2009. The tax provision for the year ended December 31, 2008 includes a deferred tax expense of $8,853 resulting from the revaluation of the Company's deferred taxes under the new legislation. In May 2009, regulations under this legislation changed the methodology for measuring net operating losses, resulting in a $3,665 reduction of the state net operating loss carryforwards and the valuation allowance.

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2009
Deferred Tax Assets
State net operating loss carryforwards	$31,259	$28,694
Foreign tax credit carryforwards	—	9,442
Capital loss carryforwards	922	1,808
Other	12,594	14,297

Total deferred tax assets	44,775	54,241
Valuation allowance	(32,181)	(25,294)

Deferred tax assets, net of valuation allowance	$12,594	$28,947

Deferred Tax Liabilities
Intangible asset amortization	$(185,376)	$(188,872)
Convertible securities interest	(124,806)	(139,279)
Non-deductible intangible amortization	(18,277)	(19,745)
Other	(3,626)	(3,722)

Total deferred tax liabilities	(332,085)	(351,618)

Net deferred tax liability	$(319,491)	$(322,671)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's junior convertible trust preferred securities and

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008 senior convertible notes generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        At December 31, 2009, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2010. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2010. The valuation allowances at December 31, 2008 and December 31, 2009 were principally related to the Company's ability to generate sufficient taxable income prior to the expiration of these carryforwards.

        The Company carried a liability for uncertain tax positions of $22,506, $21,881 and $21,868 as of December 31, 2007, 2008 and 2009, respectively. These amounts included $3,877, $4,223 and $4,394 of interest and related charges, respectively. At December 31, 2007, 2008 and 2009, these liabilities included $12,619, $13,925 and $13,912, respectively, for tax positions that, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that this liability will change significantly over the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008	2009
Balance as of January 1	$21,315	$22,506	$21,881
Additions based on tax positions related to current year	4,381	4,493	4,071
Additions based on tax positions of prior years	116	346	172
Reductions for tax provisions of prior years	—	—	—
Settlements	—	—	—
Reductions related to lapses of statutes of limitations	(3,306)	(4,313)	(5,022)
Additions (reductions) related to foreign exchange rates	—	(1,151)	766

Balance as of December 31	$22,506	$21,881	$21,868

        The Company or its subsidiaries files income tax returns in federal, various state, and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by any tax authorities for years before 2005.

15.   Derivative Financial Instruments

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the year ended December 31,
	2007	2008	2009
Net income	$456,575	$131,899	$212,916
Foreign currency translation adjustment	51,475	(68,277)	46,776
Change in net unrealized loss on derivative securities	(1,328)	(180)	—
Change in net unrealized gain (loss) on investment securities	(76)	(361)	3,263

Comprehensive income	$506,646	$63,081	$262,955
Comprehensive income (non-controlling interests)	(280,076)	(133,224)	(153,443)

Comprehensive income (loss) (controlling interest)	$226,570	$(70,143)	$109,512

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	At December 31,
	2008	2009
Foreign currency translation adjustments	$(3,721)	$43,055
Unrealized gain (loss) on investment securities	(360)	2,903

Accumulated other comprehensive income (loss)	$(4,081)	$45,958

17.   Commitments and Contingencies

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Business Combinations

        The Company's investments in Affiliates totaled $488,450, $75,602 and $139,271 in the years ended December 31, 2007, 2008 and 2009, respectively. These investments were made to generate shareholder value by making investments in boutique investment management firms and other strategic transactions designed to expand the Company's participation in its three principal distribution channels. The results of operations of acquired businesses have been included in the Consolidated Financial Statements beginning as of the date of the acquisition.

        The Company completed a majority investment in Harding Loevner LLC ("Harding Loevner") in August 2009 and a subsequent investment in Harding Loevner in January 2010. As part of its initial investment, the Company was contingently liable to make payments of up to approximately $60,000 upon the achievement of specified targets of assets under management in 2009.

        The Company completed its Harding Loevner purchase price allocation in the fourth quarter by using assumptions of market performance, net client cash flows and market multiples. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 67%, 19% and 14% was attributed to the Company's Mutual Fund, Institutional and High Net Worth segments, respectively. The portion of goodwill and acquired client relationships attributable to the Company are deductible for tax purposes over a 15 year life. The allocation of the purchase price is as follows:

Assets
Acquired client relationships	$112,506
Goodwill	142,109
Other Assets	2,809
Liabilities and Equity
Contingent Consideration	$34,600
Non-controlling interests	84,091

        Pro forma financial results for the Company are presented below, as if the Company's investment in Harding Loevner was completed on January 1, 2008.

	For the Years Ended December 31,
	2008	2009
Revenue	$1,205,622	$862,706
Net Income (controlling interest)	7,249	62,911
Earnings per share—basic	$0.19	$1.52
Earnings per share—diluted	$0.18	$1.46

        During the fourth quarter of 2009, the Company's Net Income included $4,500 related to the revaluation of its Harding Loevner contingent payment obligation, which the Company settled in January 2010. Harding Loevner's contribution to the Company's revenue and earnings for the year ended December 31, 2009 was not material.

        On December 14, 2009, the Company announced a definitive agreement to acquire a majority equity interest in Aston Asset Management LLC ("Aston") through the acquisition of Highbury Financial Inc. This investment is expected to close in the second quarter of 2010, subject to the approval of both Highbury shareholders and Aston mutual fund shareholders, as well as other

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customary closing conditions and regulatory approvals, and will be financed through the issuance of approximately 1.7 million shares of the Company's stock.

        In February 2010, the Company and the management team of Artemis Investment Management Ltd ("Artemis") announced an agreement to purchase 100% of the equity of Artemis. Following the closing of the transaction, AMG will own a majority equity interest in Artemis, with the Artemis management team owning a substantial equity interest and continuing to direct the day-to-day operations of the firm. Also in February 2010, the Company announced a definitive agreement to acquire the business of Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon"), a Russell Investments subsidiary, for $775,000, with the potential for additional payments over the next five years, contingent on the growth of Pantheon's business. Pantheon's management team will own a meaningful stake in the partnership and continue to direct the firm's day-to-day operations. These transactions are anticipated to close in the second quarter of 2010, subject to customary closing conditions and regulatory approvals, and will be financed with borrowings under the Revolver and proceeds from the partial settlement of forward equity sales.

        In 2008, the Company acquired Gannett Welsh & Kotler, LLC, which specializes in intermediate duration municipal bonds, multi-cap and small-cap equities, and core taxable fixed income investments. In 2007, the Company acquired minority investments in BlueMountain Capital Management ("BlueMountain") and ValueAct Capital ("ValueAct"), both alternative investment firms. These transactions were financed through borrowings under the Company's Facility.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $278,000 through 2012. In 2010, the Company expects to make payments of approximately $30,000 to settle portions of these contingent obligations.

19.   Affiliate Equity

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require the Company to purchase their retained equity interests at certain intervals. Certain agreements also provide the Company a conditional right to require Affiliate managers to sell their retained equity interests to the Company upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. The Company and Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases.

        The Company may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and in all cases can consent to the transfer of these interests to other individuals or entities. The Company's cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the years ended December 31, 2007, 2008 and 2009 are principally the result of changes to the value of, and repurchases of, these interests. Although the timing and amounts of these purchases are difficult to predict, the Company expects to repurchase approximately $125,000 of Affiliate equity during 2010, and, in such event, will own the cash flow associated with any equity repurchased.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the years ended 2007, 2008 and 2009, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interests in its Affiliates on the controlling interest's equity:

	For the Years Ended December 31,
	2007	2008	2009
Net Income (controlling interest)	$176,499	$(1,325)	$59,473
Increase in controlling interest paid-in capital from the sale of Affiliate equity	28,081	5,828	2,723

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$204,580	$4,503	$62,196

20.   Goodwill and Acquired Client Relationships

        The Company periodically acquires interests from, makes additional purchase payments to and transfers interests to Affiliate management partners. Most of the goodwill acquired during the period is deductible for tax purposes.

        The following table presents the change in goodwill during 2008 and 2009:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2007	$474,335	$529,195	$226,857	$1,230,387
Goodwill acquired, net	9,901	50,646	1,055	61,602
Foreign currency translation	(20,815)	(20,330)	(7,261)	(48,406)

Balance, as of December 31, 2008	$463,421	$559,511	$220,651	$1,243,583
Goodwill acquired, net	95,426	25,414	15,386	136,226
Foreign currency translation	2,906	18,037	12,465	33,408

Balance, as of December 31, 2009	$561,753	$602,962	$248,502	$1,413,217

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2008 and 2009:

	2008		2009
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$399,886	$176,261	$389,312	$168,538
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	267,783	—	350,799	—
Goodwill	1,243,583	—	1,413,217	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2009, these relationships were being amortized over a weighted average life of 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $34,000 for the next five years, assuming no useful life

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes or additional investments in new (including the pending investments described in Note 18) or existing Affiliates.

        During 2009, the Company completed impairment assessments on its goodwill and amortized and non-amortized acquired client relationships, and no impairments were identified.

21.   Equity Investments in Affiliates

        Certain of the Company's Affiliates are accounted for under the equity method of accounting. The Company periodically evaluates these investments to assess whether the value of the investment has declined below its carrying value for a period considered to be other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the decline as well as the Company's ability and intent to hold the investment. The Company derives the fair value of each of its equity method investments based on fair value multiples and discounted cash flow analyses. The valuation analysis reflects assumptions of the growth rates of the assets, discount rates and other factors including recent financial results and operating trends, implied values from any recent comparable transactions and other conditions that may affect the value of the investments.

        During 2008, the Company concluded a decline in the market value of its investments in ValueAct and BlueMountain was other-than-temporary. Because the market values had declined below the carrying value of these investments, the Company reduced the carrying value of these investments by $150,000.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of December 31, 2009, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $20,694 and $31,909 for 2008 and 2009, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $32,000 for the next five years assuming no useful life changes and no new investments.

        The following table presents summarized financial information for Affiliates accounted for under the equity method.

	2007	2008	2009
Revenue(1)(2)	$887,781	$669,571	$481,064
Net Income	242,804	131,968	169,803

	2008	2009
Current assets(2)	$6,518,591	$5,593,190
Noncurrent assets	117,833	56,202
Current liabilities	2,158,309	1,477,220
Noncurrent liabilities and Non-controlling interest(2)	4,168,741	3,934,161

(1)
Revenue includes advisory fees for asset management services, investment income and dividends from consolidated investment partnerships.

(2)
For its investments in BlueMountain and ValueAct, the Company is entitled to a share of revenue but no portion of the assets held by investors that are unrelated to the Company (which include consolidated investment partnerships).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's share of undistributed earnings from equity method investments totaled $22,076 as of December 31, 2009.

22.   Net income (non-controlling interests)

        Net income (non-controlling interests) in the Consolidated Statements of Income includes the income allocated to owners of consolidated Affiliates, other than AMG. For the years ended December 31, 2007, 2008 and 2009, this income was $241,987, $193,728 and $126,764, respectively. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed profits owned by the managers of the consolidated Affiliates (including profits allocated to managers from the Owners' Allocation and Operating Allocation).

23.   Stockholders' Equity

Preferred Stock

        The Company is authorized to issue up to 5,000,000 shares of Preferred Stock. Any such Preferred Stock issued by the Company may rank prior to common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.

Common Stock

        The Company's Board of Directors has authorized the issuance of up to 150,000,000 shares of Voting Common Stock and 3,000,000 shares of Class B Non-Voting Common Stock. As more fully described in Note 13, the Company is party to a series of forward equity sale agreements to issue new shares of the Company's common stock.

        The Company's Board of Directors has also authorized share repurchase programs in recent periods. The maximum number of shares that may yet be repurchased under outstanding programs is 1,084,706. The timing and amount of issuances and repurchases are determined at the discretion of AMG's management.

        A summary of the Company's recent share repurchase activity is as follows:

Period	Shares Repurchased	Average Price
2007	3,609,394	$120.59
2008	795,400	82.34
2009	—	—

Financial Instruments

        The Company's zero coupon convertible notes, 2008 senior convertible notes and junior convertible trust preferred securities contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. These arrangements, as well as, the forward equity sale agreement meet the definition of equity and are not required to be accounted for separately as derivative instruments.

        In 2006, the Company entered into a series of contracts that provided the option, but not the obligation, to repurchase 0.9 million shares of its common stock. Upon exercise, the Company could elect to receive the intrinsic value of a contract in cash or common stock. During 2007, the Company

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercised its option, which had an intrinsic value of $21,100. The Company elected to receive approximately 0.1 million shares of common stock and used the remaining proceeds, $6,800, to enter into a series of contracts to repurchase up to 0.8 million shares. These options expired during the first quarter of 2008.

Stock Option and Incentive Plans

        The Company established the 1997 Stock Option and Incentive Plan (as amended and restated, the "1997 Plan"), under which it is authorized to grant options to employees, officers and directors. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

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

        The following table summarizes the transactions of the Company's stock option and incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2009	5,250,137	$48.38
Options granted	1,061,579	63.38
Options exercised	(1,086,697)	34.39
Options expired	(22,501)	45.67
Options forfeited	(36,174)	67.14

Unexercised options outstanding—December 31, 2009	5,166,344	54.29	4.8

Exercisable at December 31, 2009	3,279,674	51.41	4.5

        The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $115,568, $39,782 and $32,210, respectively. As of December 31, 2009, the intrinsic value of exercisable options outstanding was $58,117.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition, under the Company's Long-Term Executive Incentive and Deferred Compensation Plans, the Company granted awards during 2009. The awards are denominated in the Company's common stock, with an aggregate fair value of $20,915. Consistent with the Company's retention and incentive objectives, including the belief that long-term equity compensation is an effective and appropriate retention tool, the awards will be earned only if specified future performance goals are obtained, and are also subject to vesting and forfeiture provisions. The Company will recognize expense for these awards ratably over the 4.5 year service period.

        During the year ended December 31, 2009, the cash received and the actual tax benefit recognized for options exercised were $37,545 and $11,800, respectively. During the year ended December 31, 2009, the excess tax benefit classified as a financing cash flow was $7,539. During the year ended December 31, 2008, the cash received and the actual tax benefit recognized for options exercised were $32,564 and $13,868 respectively. During the year ended December 31, 2008, the excess tax benefit classified as a financing cash flow was $11,101.

        A summary of recent share based compensation expense is as follows:

			Decrease in Earnings Per Share
	Share Based Compensation
Period		Tax Benefit	Basic	Diluted
2007	$12,384	$3,345	$0.19	$0.13
2008	53,968	20,508	0.88	0.82
2009	8,604	3,356	0.13	0.12

        During the year ended December 31, 2008, certain of the Company's employees voluntarily surrendered 2,099,597 stock options for no consideration. Accordingly, the unrecognized compensation expense related to these stock options of $38,742 was recognized as compensation expense. As of December 31, 2009, 0.9 million options have expiration dates prior to the end of 2010. As of December 31, 2009, there was $29,302 of deferred compensation expense related to stock options which will be recognized over a weighted average period of approximately four years (assuming no forfeitures).

        The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2007, 2008 and 2009 was $26.88, $13.58 and $17.03 per option, respectively, based on the assumptions stated below.

	Year Ended December 31,
	2007	2008	2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	23.8%	30.5%	30.7%
Risk-free interest rate(2)	3.1%	2.0%	1.8%
Expected life of options (in years)(3)	3.8	4.0	4.0
Forfeiture rate(3)	5.0%	5.0%	5.0%

(1)
Based on historical and implied volatility.

(2)
Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)
Based on historical data and expected exercise behavior.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company periodically issues Affiliate equity interests to certain Affiliate employees. The estimated fair value of equity granted in these awards, net of estimated forfeitures, is recorded as compensation expense over the service period as Affiliate equity expense.

24.   Earnings Per Share

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

	Year Ended December 31,
	2007	2008	2009
Numerator:
Net Income (controlling interest)	$176,499,000	$(1,325,000)	$59,473,000
Interest expense on convertible securities, net of taxes	14,855,000	—	144,000

Net Income (controlling interest), as adjusted	$191,354,000	$(1,325,000)	$59,617,000

Denominator:
Average shares outstanding—basic	29,464,764	38,211,326	41,385,359
Effect of dilutive instruments:
Stock options	2,117,478	—	565,877
Forward sale	—	—	508,316
Senior convertible securities	9,276,218	—	873,803
Mandatory convertible securities	1,540,226	—	—

Average shares outstanding—diluted	42,398,686	38,211,326	43,333,355

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

        The calculation of diluted earnings per share for 2007, 2008 and 2009 excludes the potential exercise of options to purchase approximately 2.3, 5.3 and 3.1 million common shares, respectively, because their effect would be anti-dilutive. In addition, the calculation of diluted earnings per share for 2007 and 2008 excludes the effect of the outstanding call spread option agreements because their effect would be anti-dilutive.

        During the years ended December 31, 2007 and 2008 the Company repurchased approximately 3.6 and 0.8 million shares of common stock, respectively, under various stock repurchase programs. The Company repurchased no shares of common stock during the year ended December 31, 2009.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.   Financial Instruments and Risk Management

        The Company is exposed to market risks brought on by changes in interest and currency exchange rates. The Company has not entered into foreign currency transactions or derivative financial instruments to reduce risks associated with changes in currency exchange rates. The Company may use derivative financial instruments to reduce risks associated with changes in interest rates.

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

Fair Value

        Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or by using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale nor are there typically plans to settle liabilities prior to contractual maturity. Additionally, current authoritative guidance allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible securities, the senior convertible securities, and the junior convertible trust preferred securities at December 31, 2009 was $60,358, $456,550 and $517,141, respectively.

26.   Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2008 and 2009.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$335,034	$308,964	$290,824	$223,395
Operating income	114,567	103,461	97,183	43,393
Income (loss) before income taxes	89,345	105,778	63,771	(115,367)
Net Income (loss) (controlling interest)	31,223	34,635	16,471	(83,654)
Earnings per share-diluted	$0.81	$0.82	$0.39	$(2.12)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$178,475	$201,246	$217,461	$244,658
Operating income	44,725	49,693	61,605	79,066
Income before income taxes	27,157	59,989	71,796	81,977
Net Income (controlling interest)	6,125	10,979	17,769	24,600
Earnings per share-diluted	$0.15	$0.26	$0.40	$0.55

        In the fourth quarter of 2008, the Company reported a non-cash charge of $150,000 to reduce the carrying value of certain investments accounted for under the equity method of accounting to their fair value, which reduced Operating income, Income before taxes, Net Income (controlling interest) and Earnings per share-diluted.

27.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2008 and 2009, the total receivable was $42,808 and $45,253, respectively. The total payable as of December 31, 2008 was $28,241, of which $26,187 is included in current liabilities. The total payable as of December 31, 2009 was $109,888, of which $109,888 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

28.   Segment Information

        Management has determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

        Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically registered investment products as well as non-institutional investment products that are registered abroad. Revenue in the Institutional distribution channel is earned from

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$558,257	$645,613	$165,996	$1,369,866
Operating expenses:
Depreciation and other amortization	10,356	23,543	8,198	42,097
Other operating expenses	317,999	381,724	97,552	797,275

	328,355	405,267	105,750	839,372

Operating income	229,902	240,346	60,246	530,494

Non-operating (income) and expenses:
Investment and other income	(7,121)	(6,587)	(3,425)	(17,133)
Income from equity method investments	(1,651)	(51,214)	(5,332)	(58,197)
Investment income from investments in partnerships	—	(11)	(38,866)	(38,877)
Interest expense	31,087	42,579	10,800	84,466

	22,315	(15,233)	(36,823)	(29,741)

Income before income taxes	207,587	255,579	97,069	560,235
Income taxes	41,391	49,974	12,295	103,660

Net income	166,196	205,605	84,774	456,575
Net income (non-controlling interests)	(95,720)	(120,506)	(25,761)	(241,987)
Net income (non-controlling interest in partnerships)	—	(11)	(38,078)	(38,089)

Net Income (controlling interest)	$70,476	$85,088	$20,935	$176,499

Total assets	$979,419	$1,820,480	$573,888	$3,373,787
Goodwill	$474,335	$529,195	$226,857	$1,230,387

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$456,187	$559,801	$142,229	$1,158,217
Operating expenses:
Depreciation and other amortization	10,038	28,646	7,937	46,621
Other operating expenses	282,859	374,904	95,229	752,992

	292,897	403,550	103,166	799,613

Operating income	163,290	156,251	39,063	358,604

Non-operating (income) and expenses:
Investment and other income	(2,295)	(18,587)	(6,018)	(26,900)
(Income) loss from equity method investments	(2,576)	82,253	17,465	97,142
Investment loss from investments in partnerships	446	1,856	61,108	63,410
Interest expense	27,185	44,276	9,964	81,425

	22,760	109,798	82,519	215,077

Income before income taxes	140,530	46,453	(43,456)	143,527
Income taxes	27,792	(14,669)	(1,495)	11,628

Net income	112,738	61,122	(41,961)	131,899
Net income (non-controlling interests)	(75,559)	(96,706)	(21,463)	(193,728)
Net loss (non-controlling interest in partnerships)	227	1,382	58,895	60,504

Net Income (controlling interest)	$37,406	$(34,202)	$(4,529)	$(1,325)

Total assets	$983,416	$1,733,963	$495,321	$3,212,700
Goodwill	$463,421	$559,511	$220,651	$1,243,583

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$313,177	$415,605	$113,058	$841,840
Operating expenses:
Depreciation and other amortization	6,973	29,457	9,254	45,684
Other operating expenses	204,567	279,899	76,601	561,067

	211,540	309,356	85,855	606,751

Operating income	101,637	106,249	27,203	235,089

Non-operating (income) and expenses:
Investment and other income	(15,066)	(6,332)	(3,504)	(24,902)
Income from equity method investments	(965)	(28,518)	(2,149)	(31,632)
Investment loss from investments in partnerships	(185)	(1,252)	(25,988)	(27,425)
Interest expense	21,808	45,870	10,451	78,129

	5,592	9,768	(21,190)	(5,830)

Income before income taxes	96,045	96,481	48,393	240,919
Income taxes	11,393	12,964	3,646	28,003

Net income	84,652	83,517	44,747	212,916
Net income (non-controlling interests)	(54,737)	(58,692)	(13,335)	(126,764)
Net loss (non-controlling interest in partnerships)	(184)	(1,252)	(25,243)	(26,679)

Net Income (controlling interest)	$29,731	$23,573	$6,169	$59,473

Total assets	$1,182,940	$1,702,983	$504,983	$3,390,906
Goodwill	$561,753	$602,962	$248,502	$1,413,217

        As of December 31, 2007, equity method investments of $8,704, $755,107 and $78,679 were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2008, equity method investments of $8,807, $609,956 and $60,124 were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2009, equity method investments of $12,139, $602,060 and $44,133 were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively.

Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance Year Ending December 31,
2009	$32,181	$700	$—	$7,587	$25,294
2008	18,023	14,158	—	—	32,181
2007	14,126	3,897	—	—	18,023
Other Allowances Year Ending December 31,
2009	$19,051	$277	$—	$6,102	$13,226
2008	15,267	7,708	—	3,924	19,051
2007	12,843	1,278	1,146	—	15,267

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting, which is incorporated by reference herein."

        Our registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item will be set forth in our proxy statement for our 2010 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2009) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 1, 2010	By:	/s/ SEAN M. HEALEY
Sean M. Healey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM J. NUTT William J. Nutt	Chairman of the Board of Directors	March 1, 2010
/s/ SEAN M. HEALEY Sean M. Healey	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2010
/s/ DARRELL W. CRATE Darrell W. Crate	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 1, 2010
/s/ SAMUEL T. BYRNE Samuel T. Byrne	Director	March 1, 2010
/s/ DWIGHT D. CHURCHILL Dwight D. Churchill	Director	March 1, 2010
/s/ HAROLD J. MEYERMAN Harold J. Meyerman	Director	March 1, 2010
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	March 1, 2010
/s/ PATRICK T. RYAN Patrick T. Ryan	Director	March 1, 2010
/s/ JIDE J. ZEITLIN Jide J. Zeitlin	Director	March 1, 2010

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Amended and Restated By-laws(1)
3.5	Certificate of Designations, Preferences and Rights of a Series of Stock(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
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
10.2
First Amendment to Third Amended and Restated Credit Agreement, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent and the several lenders from time to time parties thereto(16)
10.3	†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.4	†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan(12)
10.5	†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.6	†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.7	†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.8	†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(2)
10.9	†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.10	†	Affiliated Managers Group, Inc. Deferred Compensation Plan(15)
10.11		Distribution Agency Agreement, dated May 7, 2008 by and between Affiliated Managers Group, Inc. and Banc of America Securities LLC(16)
10.12		Form of Confirmation Letter Agreement, dated May 7, 2008, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(16)
10.13		Distribution Agency Agreement, dated May 1, 2009, by and between Affiliated Managers Group, Inc. and Merrill Lynch, Pierce, Fenner and Smith Inc. and Bank of America, N.A.(17)
10.14		Form of Confirmation Letter Agreement, dated May 1, 2009, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(17)
10.15		Distribution Agency Agreement, dated July 31, 2009, by and between Affiliated Managers Group, Inc. and Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch(18)
10.16		Form of Confirmation Letter Agreement, dated July 31, 2009, by and between Affiliated Managers Group, Inc. and Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch(18)
21.1		Schedule of Subsidiaries*
23.1		Consent of PricewaterhouseCoopers LLP*
31.1		Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(13)
Incorporated by reference to the Company's Quarterly Report or Form 10-Q filed May 10, 2004

(14)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed October 9, 2005

(15)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 2, 2009, as amended.

(16)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 10, 2008

(17)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 11, 2009

(18)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 6, 2009