Form 10-K/A
period 2009-12-31
AFFILIATED MANAGERS GROUP INC
filed 2010-03-31
CIK 1004434

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
(Do not check if a smaller Reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

At June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $58.19 on that date on the New York Stock Exchange, was $2,398,143,097. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and persons holding 10% or more of the registrant’s common stock are affiliates. There were 42,355,387 shares of the registrant’s common stock outstanding on February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 8, 2010 are incorporated by reference into Part III.

Explanatory Note

On March 1, 2010, Affiliated Managers Group, Inc. (“AMG”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

This Form 10-K/A provides supplemental financial statements under Item 15 for ValueAct Holdings, L.P., an Affiliate in which AMG owns a minority interest. There are no other changes to AMG’s 2009 Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. See Item 8 of the original Form 10-K filed on March 1, 2010.

	(2)

Financial Statement Schedule. See Item 8 of the original Form 10-K filed on March 1, 2010. Also see Exhibit 99.1 for the separate financial statements of ValueAct Holdings, L.P. and its subsidiaries, which are incorporated by reference herein.

	(3)	Exhibits. See the Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

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
10.1

Third Amended and Restated Credit Agreement, dated as of November 27, 2007, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the several lenders from time to time parties thereto(10)

10.2

First Amendment to Third Amended and Restated Credit Agreement, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent and the several lenders from time to time parties thereto.(16)

10.3†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.4†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan(12)
10.5†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.6†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.7†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.8†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(2)
10.9†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.10†	Affiliated Managers Group, Inc. Deferred Compensation Plan(15)
10.11	Distribution Agency Agreement, dated May 7, 2008 by and between Affiliated Managers Group, Inc. and Banc of America Securities LLC(16)
10.12	Form of Confirmation Letter Agreement, dated May 7, 2008, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(16)
10.13	Distribution Agency Agreement, dated May 1, 2009, by and between Affiliated Managers Group, Inc. and Merrill Lynch, Pierce, Fenner and Smith Inc. and Bank of America, N.A.(17)
10.14	Form of Confirmation Letter Agreement, dated May 1, 2009, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(17)
10.15	Distribution Agency Agreement, dated July 31, 2009, by and between Affiliated Managers Group, Inc. and Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch (18)

10.16	Form of Confirmation Letter Agreement, dated July 31, 2009, by and between Affiliated Managers Group, Inc. and Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch (18)
21.1	Schedule of Subsidiaries(19)
23.1	Consent of PricewaterhouseCoopers LLP(19)
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)
31.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(19)
32.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Indicates a management contract or compensatory plan

*	Filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed November 16, 2005

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 28, 2006

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-71561), filed February 1, 1999, as amended

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2001 (001-13459/1636134)

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 28, 2006

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2006

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 18, 2007

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 12, 2008

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 3, 2007

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (001-13459/99582797)

(12)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 19, 2000 (001-13459/604839)

(13)	Incorporated by reference to the Company’s Quarterly Report or Form 10-Q filed May 10, 2004

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed October 9, 2005

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed March 2, 2009, as amended

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 6, 2009

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed March 1, 2010