Form 10-Q
period 2010-03-31
AFFILIATED MANAGERS GROUP INC
filed 2010-05-10
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        There were 44,548,728 shares of the registrant's common stock outstanding on May 6, 2010.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2009	2010
Revenue	$178,475	$251,021
Operating expenses:
Compensation and related expenses	84,160	119,229
Selling, general and administrative	32,507	46,059
Amortization of intangible assets	8,094	8,937
Depreciation and other amortization	3,239	3,026
Other operating expenses	5,750	6,053

	133,750	183,304

Operating income	44,725	67,717

Non-operating (income) and expenses:
Investment and other (income) loss	241	(2,822)
Income from equity method investments	(6,416)	(9,147)
Investment (income) loss from investments in partnerships	3,795	(4,091)
Interest expense	19,948	19,851

	17,568	3,791

Income before income taxes	27,157	63,926
Income taxes—current	(8,045)	2,507
Income taxes—intangible-related deferred	9,571	10,740
Income taxes—other deferred	2,391	(2,082)

Net income	23,240	52,761
Net income (non-controlling interests)	(20,878)	(31,285)
Net (income) loss (non-controlling interests in partnerships)	3,763	(4,014)

Net Income (controlling interest)	$6,125	$17,462

Average shares outstanding—basic	40,022,423	42,360,311
Average shares outstanding—diluted	41,082,130	45,421,716
Earnings per share—basic	$0.15	$0.41
Earnings per share—diluted	$0.15	$0.38
Supplemental disclosure of total comprehensive income:
Net income	$23,240	$52,761
Other comprehensive income (loss)	(9,872)	25,392

Comprehensive income	13,368	78,153
Comprehensive income (non-controlling interests)	(17,115)	(35,299)

Comprehensive income (loss) (controlling interest)	$(3,747)	$42,854

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2009	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$259,487	$203,751
Investment advisory fees receivable	140,118	157,502
Investments in partnerships	93,809	97,304
Investments in marketable securities	56,690	80,814
Unsettled fund share receivables	—	154,740
Prepaid expenses and other current assets	35,478	22,119

Total current assets	585,582	716,230
Fixed assets, net	62,402	65,309
Equity investments in Affiliates	658,332	644,876
Acquired client relationships, net	571,573	803,250
Goodwill	1,413,217	1,521,222
Other assets	99,800	114,984

Total assets	$3,390,906	$3,865,871

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$117,227	$126,960
Unsettled fund share payables	—	159,039
Payables to related party	109,888	18,314

Total current liabilities	227,115	304,313
Senior debt	—	170,000
Senior convertible securities	456,976	460,137
Junior convertible trust preferred securities	507,358	507,965
Deferred income taxes	322,671	393,263
Other long-term liabilities	26,066	123,655

Total liabilities	1,540,186	1,959,333
Redeemable non-controlling interests	368,999	368,702
Equity:
Common stock	458	458
Additional paid-in capital	612,091	594,842
Accumulated other comprehensive income	45,958	71,350
Retained earnings	873,137	890,599

	1,531,644	1,557,249
Less: treasury stock, at cost	(421,954)	(416,588)

Total stockholders' equity	1,109,690	1,140,661
Non-controlling interests	281,946	303,674
Non-controlling interests in partnerships	90,085	93,501

Total equity	1,481,721	1,537,836

Total liabilities and equity	$3,390,906	$3,865,871

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2009	$458	$612,091	$45,958	$873,137	$(421,954)	$281,946	$90,085	$1,481,721
Stock issued under option and other incentive plans	—	(3,915)	—	—	5,357	—	—	1,442
Tax benefit of option exercises	—	635	—	—	—	—	—	635
Issuance costs	—	(82)	—	—	—	—	—	(82)
Changes in Affiliate equity	—	(19,476)	—	—	—	(1,573)	—	(21,049)
Conversion of zero coupon convertible notes	—	1	—	—	9	—	—	10
Share-based payment arrangements	—	5,588	—	—	—	—	—	5,588
Distributions to non-controlling
interests	—	—	—	—	—	(66,681)	—	(66,681)
Investments in Affiliates	—		—	—	—	58,697	—	58,697
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	(598)	(598)
Net Income	—	—	—	17,462	—	31,285	4,014	52,761
Other comprehensive income	—	—	25,392	—	—	—	—	25,392

March 31, 2010	$458	$594,842	$71,350	$890,599	$(416,588)	$303,674	$93,501	$1,537,836

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2010
Cash flow from operating activities:
Net Income	$23,240	$52,761
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	8,094	8,937
Amortization of issuance costs	1,795	1,847
Depreciation and other amortization	3,239	3,026
Deferred income tax provision	11,962	8,658
Accretion of interest	3,431	3,778
Income from equity method investments, net of amortization	(6,416)	(9,147)
Distributions received from equity method investments	18,941	23,187
Tax benefit from exercise of stock options	—	274
Stock option expense	1,177	3,644
Affiliate equity expense	3,250	3,368
Other adjustments	2,550	(3,975)
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	29,342	(938)
Decrease in investments in partnerships	979	283
Decrease in prepaids and other current assets	257	10,729
Increase in unsettled fund shares receivable	—	(98,711)
(Increase) decrease in other assets	1,830	(11,112)
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(87,980)	(36,942)
Increase in unsettled fund shares payable	—	108,354

Cash flow from operating activities	15,691	68,021

Cash flow used in investing activities:
Investments in Affiliates	—	(127,668)
Purchase of fixed assets	(552)	(1,105)
Purchase of investment securities	(8,836)	(14,919)
Sale of investment securities	5,720	11,784

Cash flow used in investing activities	(3,668)	(131,908)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	235,000
Repayments of senior bank debt	(233,514)	(65,000)
Issuance of common stock	—	2,455
Issuance costs	(921)	(82)
Excess tax benefit from exercise of stock options	—	361
Settlement of forward equity sale agreement	144,258	—
Note payments	(1,547)	(25,371)
Distributions to non-controlling interests	(61,619)	(36,913)
Affiliate equity issuances and repurchases	(16,385)	(102,639)
Redemptions of non-controlling interests in partnerships	(979)	(284)

Cash flow from (used in) financing activities	(170,707)	7,527

Effect of foreign exchange rate changes on cash and cash equivalents	(456)	624
Net decrease in cash and cash equivalents	(159,140)	(55,736)
Cash and cash equivalents at beginning of period	396,431	259,487

Cash and cash equivalents at end of period	$237,291	$203,751

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$3,467	$5,749
Payables recorded for Affiliate equity purchases	—	15,284
Payables recorded under contingent payment arrangements	—	48,967

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("AMG" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. All dollar amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in thousands, unless otherwise indicated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K (as amended, the "Annual Report on Form 10-K") for the fiscal year ended December 31, 2009 includes additional information about AMG, its operations, its financial position and its accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

        The Revolver, which will mature in February 2012, contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Facility are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. At March 31, 2010, the Company had $170,000 of outstanding borrowings under the Revolver.

3. Senior Convertible Securities

        The carrying values of the senior convertible securities are as follows:

	December 31, 2009		March 31, 2010
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2008 senior convertible notes	$409,594	$460,000	$412,725	$460,000
Zero coupon senior convertible notes	47,382	50,135	47,412	50,125

Total senior convertible securities	$456,976	$510,135	$460,137	$510,125

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008 Senior Convertible Notes

        In August 2008, the Company issued $460,000 of senior convertible notes due 2038 ("2008 senior convertible notes"). The 2008 senior convertible notes bear interest at 3.95%, payable semi-annually in cash. The Company is accreting the carrying value to the principal amount at maturity using an interest rate of 7.4% (over its expected life of five years). Each security is convertible into 7.959 shares of the Company's common stock (at an initial conversion price of $125.65) upon the occurrence of certain events, as follows: (i) during any fiscal quarter, if the closing price of the Company's common stock, as measured over a specified time period during the preceding fiscal quarter, is equal to or greater than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (ii) during a certain window of time, if the trading price per $1,000 principal amount of the notes for each day during a specified period is less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate of the notes on such day; (iii) upon the occurrence of specified corporate transactions; (iv) after the notes have been called for redemption; and (v) anytime after February 15, 2038. Upon conversion, the Company may elect to pay cash, deliver shares of its common stock, or a combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash (subject to the holders' right to convert) at any time on or after August 15, 2013.

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $11,200. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

Zero Coupon Senior Convertible Notes

        In 2001, the Company issued $251,000 principal amount at maturity of zero coupon senior convertible notes due 2021 ("zero coupon convertible notes"), with each note issued at 90.50% of such principal amount and accreting at a rate of 0.50% per year. As of March 31, 2010, $50,125 principal amount at maturity remains outstanding. Each security is convertible into 17.429 shares of the Company's common stock (at a current base conversion price of $54.28) upon the occurrence of certain events, as follows: (i) during any fiscal quarter, if the closing price of a share of the Company's common stock, as measured over a specified time period during the preceding fiscal quarter, is greater than a specified conversion price (initially $62.36 and increasing incrementally at the end of each calendar quarter to $63.08 in April 2021); (ii) if the credit rating assigned by Standard & Poor's to the securities is below BB-; (iii) if the Company calls the securities for redemption and (iv) upon the occurrence of specified corporate transactions. The holders may require the Company to repurchase the securities at their accreted value in May 2011 and 2016. If the holders exercise this option in the future, the Company may elect to repurchase the securities with cash, shares of its common stock or a combination thereof. The Company has the option to redeem the securities for cash at their accreted value. Subject to changes in the price of the Company's common stock, the zero coupon convertible notes may not be convertible in certain future periods.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Junior Convertible Trust Preferred Securities

        The carrying values of the junior convertible trust preferred securities are as follows:

	December 31, 2009		March 31, 2010
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2006 junior convertible trust preferred securities	$212,466	$300,000	$212,734	$300,000
2007 junior convertible trust preferred securities	294,892	430,820	295,231	430,820

Total junior convertible securities	$507,358	$730,820	$507,965	$730,820

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The 2006 and 2007 junior convertible trust preferred securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $9,500. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

5. Forward Equity Sale Agreements

        The Company has entered into three forward equity sale agreements with major securities firms to sell shares of its common stock (up to $200,000 under each agreement). Under the terms of these agreements, the Company can settle forward sales at any time prior to December 31, 2010 by issuing shares in exchange for cash or, at the Company's option, by settling on a net stock or cash basis. As of March 31, 2010, the Company has $349,330 of forward sales that remain unsettled at a weighted average price of $57.54.

        A summary of the Company's forward equity sale agreements is as follows:

Agreement	Amount Sold	Amount Settled	Amount Unsettled(1)
May 2008	$200,000	$147,170	$52,830
May 2009	200,000	—	200,000
July 2009	96,500	—	96,500

	$496,500	$147,170	$349,330

(1)
Before transaction costs.

6. Income Taxes

        A summary of the provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2009	2010
Current:
Federal	$(9,985)	$(748)
State	363	368
Foreign	1,577	2,887

Total Current	(8,045)	2,507

Deferred:
Federal	$11,008	$7,877
State	1,258	1,273
Foreign	(304)	(492)

Total Deferred	11,962	8,658

Provision for Income Taxes	$3,917	$11,165

Effective Tax Rate(1)	39.0%	39.0%

(1)
Calculated by dividing the Provision for Income Taxes by Income before taxes, excluding income attributable to non-controlling interests.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2009	March 31, 2010
Deferred Tax Assets
State net operating loss carryforwards	$28,694	$28,721
Foreign tax credit carryforwards	9,442	12,329
Capital loss carryforwards	1,808	1,472
Other	14,297	12,495

Total deferred tax assets	54,241	55,017
Valuation allowance	(25,294)	(25,364)

Deferred tax assets, net of valuation allowance	$28,947	$29,653

Deferred Tax Liabilities
Intangible asset amortization	$(188,872)	$(184,024)
Convertible securities interest	(139,279)	(142,898)
Non-deductible intangible amortization	(19,745)	(87,291)
Other	(3,722)	(8,703)

Total deferred tax liabilities	(351,618)	(422,916)

Net deferred tax liability	$(322,671)	$(393,263)

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

        In March 2010, in connection with the closing of the investment in Artemis (discussed in Note 16 below), the Company recorded a deferred tax liability of approximately $67,000 for the tax effect of acquiring intangible assets that are not deductible for tax purposes in the United Kingdom.

        At March 31, 2010, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2010. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2010. The valuation allowances at December 31, 2009 and March 31, 2010 were principally related to the uncertainty of the realization of the foreign tax credits and the state net operating loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

        At March 31, 2010, the Company's liability for uncertain tax positions was $22,249, including interest and related charges of $4,165. The Company does not anticipate that this liability will change significantly over the next twelve months.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominator used in the calculation of basic and diluted earnings per share available to common stockholders. Unlike all other dollar amounts in these Notes, the amounts in the numerator reconciliation are not presented in thousands.

	For the Three Months Ended March 31,
	2009	2010
Numerator:
Net Income (controlling interest)	$6,125,000	$17,462,000
Interest expense on convertible securities, net of taxes	36,000	24,000

Net Income (controlling interest), as adjusted	$6,161,000	$17,486,000

Denominator:
Average shares outstanding—basic	40,022,423	42,360,311
Effect of dilutive instruments:
Stock options	185,904	917,575
Forward sale	—	1,270,201
Senior convertible securities	873,803	873,629

Average shares outstanding—diluted	41,082,130	45,421,716

        As more fully discussed in Notes 3 and 4, the Company had certain convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net Income (controlling interest) reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        The calculation of diluted earnings per share for the three months ended March 31, 2009 and 2010 excludes the potential exercise of options to purchase 4.2 million and 1.3 million common shares, respectively, because the effect would be anti-dilutive.

        As discussed further in Note 18, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

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

9. Investments in Partnerships

        The activity in the Affiliate investments in consolidated partnerships was as follows for the three months ended March 31, 2010:

December 31, 2009	$93,809
Gross subscriptions	1
Gross redemptions	(284)
Investment income	4,091
Other	(313)

March 31, 2010	$97,304

        Purchases and sales of investments (principally equity securities) were $73,160 and $73,443, respectively, for the three months ended March 31, 2010.

        Management fees earned from these partnerships were $162 and $242 for the three months ended March 31, 2009 and 2010, respectively.

        As of December 31, 2009 and March 31, 2010, the Affiliates' investments in partnerships that are not consolidated were $17,631 and $22,894, respectively. These assets are reported within "Other assets" in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other (income) loss" in the Consolidated Statements of Income.

10. Investments in Marketable Securities

        The cost of investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2009	March 31, 2010
Cost of investments in marketable securities	$50,631	$53,342
Gross unrealized gains	6,108	27,570
Gross unrealized losses	(49)	(98)

11. Unsettled Fund Share Receivables and Payables

        Unsettled fund share receivables and payables are created by the normal settlement periods on transactions initiated by certain clients of Affiliate funds domiciled in the United Kingdom. The gross presentation of the receivable ($154,740) and substantially offsetting payable ($159,039) reflects the legal relationship between the underlying investor and the Company.

12. Fair Value Measurements

        The Company determines the fair value of certain investment securities and other financial and nonfinancial assets and liabilities. Fair value is determined based on the price that would be received

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

        Level 1—Unadjusted quoted market prices for identical instruments in active markets;

        Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

        Level 3—Prices reflecting the Company's own assumptions concerning unobservable inputs to the valuation model.

        The following table summarizes the Company's assets (principally equity securities) and liabilities that are measured at fair value on a quarterly basis.

		Fair Value Measurements
	December 31, 2009
		Level 1	Level 2	Level 3
Financial Assets
Investments in partnerships	$93,809	$89,768	$32	$4,009
Investments in marketable securities	56,690	54,480	2,210	—
Financial Liabilities
Contingent payment obligations	$27,074	$—	$—	$27,074

		Fair Value Measurements
	March 31, 2010
		Level 1	Level 2	Level 3
Financial Assets
Investments in partnerships	$97,304	$90,527	$6,477	$300
Investments in marketable securities	80,814	78,527	2,287	—
Financial Liabilities
Contingent payment obligations	$49,105	$—	$—	$49,105

        During the three months ended March 31, 2010, there were no significant transfers of financial assets between Level 1 and Level 2; financial assets valued at $3,709 transferred from Level 3 to Level 2. The fair value of Level 2 assets was determined using quoted prices for similar instruments in active markets. The fair value of Level 3 assets and liabilities were determined using an income approach with assumptions made about future cash flows and discount rates.

        Any change in the fair value of investments in partnerships is presented as "Investment (income) loss from investments in partnerships" in the Consolidated Statements of Income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company, if any, is

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported as "Net (income) loss (non-controlling interests in partnerships)." The following table presents the changes in Level 3 assets and liabilities for the three months ended March 31, 2009 and 2010:

	Financial Assets		Financial Liabilities
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Balance, beginning of period	$4,185	$4,009	$—	$27,074
Realized and unrealized gains (losses) included in net income	—	—	—	—
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—	—
Purchases or increases	—	—	—	49,105
Settlements	—	—	—	(27,074)
Transfers in and/or out of Level 3	—	(3,709)	—	—

Balance, end of period	$4,185	$300	$—	$49,105

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at end of period	$—	$2	$—	$—
Amount of total gains (losses) included in other comprehensive income	$—	$—	$—	$—

        The carrying amount of the Company's cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the zero coupon senior convertible notes, the 2008 senior convertible notes, and the 2006 and 2007 junior convertible trust preferred securities at March 31, 2010 was $69,769, $456,550 and $542,697, respectively.

13. Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2009 and March 31, 2010, the total receivable (reported in "Other assets") was $45,253 and $41,114, respectively. The total payable as of December 31, 2009 was $109,888, of which $109,888 is included in current liabilities. The total payable as of March 31, 2010 was $18,314, of which $18,314 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the three months ended March 31, 2010:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding— January 1, 2010	5,166,344	$54.29
Options granted	3,125	71.13
Options exercised	(63,233)	41.99
Options forfeited	(2,854)	44.57

Unexercised options outstanding— March 31, 2010	5,103,382	54.45	4.5

Exercisable at March 31, 2010	3,237,416	51.58	4.2

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

        The Company's Net Income (controlling interest) for the three months ended March 31, 2010 includes compensation expense of $2,241 (net of income tax benefits of $1,403 related to the Company's share-based compensation arrangements). As of March 31, 2010, the deferred compensation expense related to share-based compensation arrangements was $43,781 which is expected to be recognized over a weighted average period of approximately four years (assuming no forfeitures). As of March 31, 2010, 0.8 million options have expiration dates prior to the end of 2010.

15. Segment Information

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

Statements of Income

	For the Three Months Ended March 31, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$68,338	$82,238	$27,899	$178,475
Operating expenses:
Depreciation and other amortization	1,078	7,424	2,831	11,333
Other operating expenses	45,140	57,662	19,615	122,417

	46,218	65,086	22,446	133,750

Operating income	22,120	17,152	5,453	44,725

Non-operating (income) and expenses:
Investment and other (income) loss	625	(166)	(218)	241
Income from equity method investments	(70)	(6,111)	(235)	(6,416)
Investment (income) loss from Affiliate investments in partnerships	(3)	69	3,729	3,795
Interest expense	6,049	11,097	2,802	19,948

	6,601	4,889	6,078	17,568

Income before income taxes	15,519	12,263	(625)	27,157
Income taxes	2,956	793	168	3,917

Net income	12,563	11,470	(793)	23,240
Net income (non-controlling interests)	(7,936)	(10,300)	(2,642)	(20,878)
Net (income) loss (non-controlling interests in partnerships)	(3)	69	3,697	3,763

Net Income (controlling interest)	$4,624	$1,239	$262	$6,125

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$97,925	$121,772	$31,324	$251,021
Operating expenses:
Depreciation and other amortization	2,237	7,451	2,275	11,963
Other operating expenses	67,366	83,399	20,576	171,341

	69,603	90,850	22,851	183,304

Operating income	28,322	30,922	8,473	67,717

Non-operating (income) and expenses:
Investment and other (income) loss	(770)	(1,341)	(711)	(2,822)
Income from equity method investments	(360)	(7,823)	(964)	(9,147)
Investment (income) loss from Affiliate investments in partnerships	(52)	(156)	(3,883)	(4,091)
Interest expense	6,070	11,091	2,690	19,851

	4,888	1,771	(2,868)	3,791

Income before income taxes	23,434	29,151	11,341	63,926
Income taxes	4,831	4,896	1,438	11,165

Net income	18,603	24,255	9,903	52,761
Net income (non-controlling interests)	(10,994)	(16,443)	(3,848)	(31,285)
Net income (non-controlling interests in partnerships)	(52)	(156)	(3,806)	(4,014)

Net Income (controlling interest)	$7,557	$7,656	$2,249	$17,462

Balance Sheet Information
Total assets as of December 31, 2009	$1,182,940	$1,702,983	$504,983	$3,390,906
Total assets as of March 31, 2010	1,586,810	1,758,330	520,731	3,865,871

16. Goodwill and Acquired Client Relationships

        The Company periodically acquires interests from, makes additional purchase payments to and transfers interests to Affiliate management partners. During the three month period ended March 31, 2010, the Company incurred $4,450 of acquisition-related costs which were recognized as selling, general and administrative expenses. The Company did not incur any such costs during the period ended March 31, 2009.

        The following table presents the change in goodwill during the three months ended March 31, 2010:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2009	$561,753	$602,962	$248,502	$1,413,217
Goodwill acquired	93,688	5,811	44	99,543
Foreign currency translation	634	4,605	3,223	8,462

Balance, as of March 31, 2010	$656,075	$613,378	$251,769	$1,521,222

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2009 and March 31, 2010:

	December 31, 2009		March 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$389,312	$168,538	$416,242	$177,475
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	350,799	—	564,483	—
Goodwill	1,413,217	—	1,521,222	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2010, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $36,000 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of March 31, 2010, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $8,063 for the three months ended March 31, 2010. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $32,000 for the next five years.

        Consistent with the Company's strategic objective to make investments in boutique investment management firms, in March 2010 the Company completed a majority investment in Artemis Investment Management Ltd ("Artemis"), a firm which specializes in active investment management for retail and institutional investors in the U.K. as well as Europe and the Middle East.

        The Company's purchase price allocation is provisional because the Company has not yet completed the valuation of the acquired client relationships, deferred income taxes, contingent payment obligations or the non-controlling interest. As a result, provisional amounts may be revised in future periods. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 94% and 6% was attributed to the Company's Mutual Fund and Institutional segments,

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The goodwill and acquired client relationships are deductible for U.S. tax purposes over a 15 year life. The provisional allocation of the purchase price is as follows:

Consideration
Purchase price	$157,838
Contingent payment obligation	24,973

Purchase Price	$182,811

Acquired client relationships, net	$238,666
Tangible assets, net	42,261
Deferred income taxes	(66,826)
Non-controlling interests	(130,833)
Goodwill	99,543

$182,811

        As part of this investment, the Company and the non-controlling interest are contingently liable to make payments of between zero and £105,000 in November of 2012 upon the achievement of specified revenue targets. The Company measured the provisional fair value of the contingent payment obligation using a financial model that included assumptions of expected market performance and net client cash flows. Based on these assumptions, the Company projects a contingent payment of $80,332 in 2012. As of March 31, 2010, the present value of this payment was $49,105 ($24,061 is attributable to the non-controlling interest). These amounts are reported in "Other long-term liabilities."

        Unaudited pro forma financial results are set forth below, giving consideration to the Artemis investment, as if such transactions occurred as of the beginning of 2009, assuming the revenue sharing arrangement had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Three Months Ended March 31,
	2009	2010
Revenue	$222,487	$292,380
Net Income (controlling interest)	9,351	19,753
Earnings per share—basic	0.23	0.47
Earnings per share—diluted	0.23	0.43

        Artemis' contribution to the Company's revenue and earnings in the quarter ended March 31, 2010 was not material.

17. Recent Accounting Developments

        During the first quarter of 2010, the Company adopted a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to consolidate the VIE. This new standard has been deferred for certain entities that utilize the specialized accounting guidance for investment companies or that have the attributes of investment companies. The adoption of the portions of this new standard that were not deferred did not have a material impact on the Company's Consolidated Financial Statements.

        During the first quarter of 2010, the Company adopted a new standard that eliminated the concept of a qualifying special-purpose entity ("QSPE"), changed the requirements for derecognizing financial assets, and required additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this new standard did not have a material impact on the Company's Consolidated Financial Statements.

18. Affiliate Equity

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

        The Company may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities. The Company's cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in the value of the Company's cumulative redemption obligation are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance as of January 1, 2010	$368,999
Issuance of Redeemable non-controlling interest	6,703
Repurchase of Redeemable non-controlling interest	(17,911)
Changes in redemption value	10,911

Balance as of March 31, 2010	$368,702

        Although the timing and amounts of these purchases are difficult to predict, the Company expects to repurchase approximately $100,000 of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the three months ended March 31, 2009 and 2010, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended March 31,
	2009	2010
Net Income (controlling interest)	$6,125	$17,462
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	3,876	1,011

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$10,001	$18,473

19. Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended March 31,
	2009	2010
Net income	$23,240	$52,761
Foreign currency translation adjustment(1)	(9,717)	12,081
Change in net unrealized gain (loss) on investment securities	(155)	13,311

Comprehensive income	13,368	78,153
Comprehensive income (non-controlling interests)	(17,115)	(35,299)

Comprehensive income (loss) (controlling interest)	$(3,747)	$42,854

(1)
Foreign currency translation results from the impact of changes in foreign currency exchange rates at Affiliates whose functional currency is not the United States dollar.

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2009	March 31, 2010
Foreign currency translation adjustments	$43,055	$55,136
Unrealized gain on investment securities	2,903	16,214

Accumulated other comprehensive income	$45,958	$71,350

20. Subsequent Event

        On April 15, 2010, the Company completed its investment in Aston Asset Management LLC ("Aston") through the acquisition of Highbury Financial Inc., Aston's parent company. Aston is the principal advisor to the Aston Funds, a fund family of 24 sub-advised, no-load mutual funds with total net assets of approximately $7.6 billion as of March 31, 2010.

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

        As of March 31, 2010, we manage approximately $232.1 billion in assets through our Affiliates (approximately $260.0 billion pro forma for the transactions discussed below in Pending Investments) in more than 300 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  Our Affiliates provide advisory or sub-advisory services to approximately 200 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries,

    including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

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

Pending Investments

        On April 15, 2010, we completed our investment in Aston Asset Management LLC ("Aston") through the acquisition of Highbury Financial Inc., Aston's parent company. Based in Chicago, Aston offers sub-advised investment products to the mutual fund and managed accounts markets. Aston is the principal advisor to the Aston Funds, a fund family of 24 sub-advised, no-load mutual funds with total net assets of approximately $7.6 billion as of March 31, 2010.

        In February 2010, we announced an agreement to purchase Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon"). Pantheon manages regional funds-of-funds in Europe, the United States and Asia, as well as global secondary funds-of-funds, global infrastructure fund-of-funds and customized separate account programs, with total assets under management of approximately $21 billion as of March 31, 2010. Subject to customary closing conditions, regulatory approvals and compliance with other terms of the purchase agreement, we anticipate the investment in Pantheon will close in the second quarter of 2010.

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

        In addition, over 75 Affiliate alternative investment and equity products, representing approximately $35 billion of assets under management (as of March 31, 2010), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of any performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a non-controlling interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income (controlling interest) and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $57.4 billion as of March 31, 2010) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Assets under Management

Statement of Changes—Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2009	$44.5	$133.9	$29.6	$208.0
Client cash inflows	3.0	6.6	1.7	11.3
Client cash outflows	(2.7)	(8.6)	(1.5)	(12.8)

Net client cash flows	0.3	(2.0)	0.2	(1.5)

New Investments	13.5	2.2	—	15.7
Other(1)	—	(0.1)	—	(0.1)
Investment performance	2.2	6.6	1.2	10.0

March 31, 2010	$60.5	$140.6	$31.0	$232.1

(1)
Represents certain Affiliate products that we elected to close; these transactions are not material to our ongoing financial results.

        As shown in the assets under management table above, client cash inflows totaled $11.3 billion while client cash outflows totaled $12.8 billion for the three months ended March 31, 2010. The net flows for the three months ended March 31, 2010 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

        The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management takes into consideration the billing patterns of particular client accounts. For example, assets under management for an account that bills in advance is included in the table using beginning of period assets under management while an account that bills in arrears uses end of period assets under management. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended March 31,
(dollars in millions, except as noted)	2009	2010	% Change
Average assets under management (in billions)(1)
Mutual Fund	$32.1	$47.2	47%
Institutional	104.0	137.9	33%
High Net Worth	25.4	30.2	19%

Total	$161.5	$215.3	33%

Revenue
Mutual Fund	$68.3	$97.9	43%
Institutional	82.3	121.8	48%
High Net Worth	27.9	31.3	12%

Total	$178.5	$251.0	41%

Net Income (controlling interest)
Mutual Fund	$4.6	$7.6	65%
Institutional	1.2	7.7	542%
High Net Worth	0.3	2.2	633%

Total	$6.1	$17.5	187%

EBITDA(2)
Mutual Fund	$14.9	$20.9	40%
Institutional	27.4	38.1	39%
High Net Worth	6.9	9.2	33%

Total	$49.2	$68.2	39%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. These amounts also include assets managed by firms whose financial results are not consolidated ($41.1 billion and $56.6 billion for the three months ended March 31, 2009 and 2010, respectively). Assets under management attributable to any investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

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

Revenue

        Our revenue is generally determined by the level of our assets under management, the portion of our assets across our products and three operating segments, which realize different fee rates, and the recognition of any performance fees. As described in the "Overview" section above, performance fees are generally measured on absolute or relative investment performance against a benchmark. As a result, the level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management.

        Our total revenue increased $72.5 million (or 41%) in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily from a 33% increase in average assets under management. This increase in average assets under management resulted principally from investment performance, partially offset by negative net client cash flows. Performance fees were not a significant component of revenue in either the three months ended March 31, 2010 or the three months ended March 31, 2009 (approximately 1% of revenue for both time periods).

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $29.6 million (or 43%) in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, while average assets under management increased 47%. The increase in average assets under management resulted principally from investment performance and our 2009 and 2010 investments in new Affiliates.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $39.5 million (or 48%) in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, while average assets under management increased 33%. The increase in average assets under management resulted principally from investment performance, partially offset by negative net client cash flows. The increase in revenue was proportionately greater than the increase in average assets under management as a result of an increase in assets under management at Affiliates that realize comparatively higher fee rates.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $3.4 million (or 12%) in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, while average assets under management increased 19%. This increase in average assets under management resulted principally from investment performance.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
(dollars in millions)	2009	2010	% Change
Compensation and related expenses	$84.2	$119.2	42%
Selling, general and administrative	32.5	46.1	42%
Amortization of intangible assets	8.1	8.9	10%
Depreciation and other amortization	3.3	3.0	(9%)
Other operating expenses	5.7	6.1	7%

Total operating expenses	$133.8	$183.3	37%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three months ended March 31, 2010, approximately $55.9 million (or 47%) of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 42% in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily as a result of the relationship between revenue and operating expenses at Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. This increase was also attributable to an increase in aggregate Affiliate expenses of $5.1 million from new Affiliate investments as well as an increase in holding company share-based compensation of $2.5 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. These increases were partially offset by a decrease in aggregate Affiliate expenses from the transfer of our interests in certain Affiliates of $2.0 million in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

        Selling, general and administrative expenses increased 42% in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This increase resulted principally from an increase in aggregate Affiliate expenses of $8.6 million from new Affiliate investments and $4.5 million of acquisition-related professional fees in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

        Amortization of intangible assets increased 10% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase was principally attributable to an increase in definite-lived intangible assets resulting from new Affiliate investments.

        Depreciation and other amortization decreased 9% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, principally attributable to a decrease in spending on depreciable assets in recent periods, partially offset by an increase of $0.1 million in aggregate Affiliate expenses from new Affiliate investments.

        Other operating expenses increased 7% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, principally attributable an increase in aggregate Affiliate expenses from new Affiliate investments.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(dollars in millions)	2009	2010	% Change
Income from equity method investments	$6.4	$9.1	42%
Investment and other income (loss)	(0.2)	2.8	n.m. (1)
Investment income (loss) from Affiliate investments in partnerships	(3.8)	4.1	n.m. (1)
Interest expense	19.9	19.9	0%
Income tax expense	3.9	11.2	187%

(1)
The percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 42% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, principally as a result of increases in assets under management at Affiliates that we account for under the equity method of accounting.

        Investment and other income increased significantly in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, principally as a result of an increase in Affiliate investment earnings.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended March 31, 2009 and 2010, the income (loss) from Affiliate investments in partnerships was $(3.8) million and $4.1 million, respectively. This income (loss) was principally attributable to investors who are unrelated to us.

        Interest expense was generally flat in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, as a decrease in the cost of our senior bank debt of $0.3 million (which resulted from a decline in borrowings) was offset by an increase in the interest accretion on our senior convertible securities.

        Income taxes increased 187% in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, as a result of the increase in Net Income (controlling interest).

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended March 31,
(dollars in millions)	2009	2010	% Change
Net income (non-controlling interests)	$20.9	$31.3	50%
Net income (loss) (non-controlling interests in partnerships)	(3.8)	4.0	n.m. (1)
Net Income (controlling interest)	6.1	17.5	187%

(1)
The percentage change is not meaningful.

        Net income attributable to non-controlling interests increased 50% in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, principally as a result of the previously discussed changes in revenue.

        Net income (loss) (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended March 31, 2009 and 2010, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $(3.8) million and $4.0 million, respectively.

        Net Income (controlling interest) increased 187% in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 as a result of increases in revenue and income from equity method investments. These increases were partially offset by increases in reported operating and income tax expenses as well as Net income attributable to non-controlling interest, as described above.

Supplemental Performance Measures

        As supplemental information, we provide non-GAAP performance measures that we refer to as Cash Net Income and Cash earnings per share. We consider Cash Net Income as an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our investment management firms. Cash Net Income and Cash earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net Income (controlling interest) and Earnings per share; Cash Net Income and Cash earnings per share are not liquidity measures and should not be used in place of any liquidity measure calculated under GAAP. These measures facilitate comparisons to other asset management firms that have not engaged in significant acquisitions or issued convertible debt.

        Under our Cash Net Income definition, we add to Net Income (controlling interest) amortization (including equity method amortization), deferred taxes related to intangible assets, Affiliate depreciation and Affiliate equity expense, and exclude the non-cash effect of APB 14-1 (principally imputed interest on convertible securities) and non-cash expenses related to contingent payment arrangements. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because we believe it is unlikely these accruals will be used to settle material tax obligations. Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners, when these transfers have no dilutive effect to our shareholders. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets.

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

        In connection with recent investments in Affiliates, in the first quarter of 2010 we modified our Cash Net Income definition to exclude non-cash imputed interest and revaluation adjustments related to contingent payment arrangements from Net Income (controlling interest). The modification of the Cash Net Income definition did not have an impact on the periods reported herein.

        The following table provides a reconciliation of Net Income (controlling interest) to Cash Net Income and the calculation of Cash earnings per share:

	For the Three Months Ended March 31,
(in millions, except shares and per share data)	2009	2010
Net Income (controlling interest)	$6.1	$17.5
Intangible amortization(1)	16.0	16.7
Intangible-related deferred taxes	9.6	10.7
Imputed interest and contingent payment adjustments	2.1	2.3
Affiliate equity expense	2.0	1.7
Affiliate depreciation	1.9	1.9

Cash Net Income	$37.7	$50.8

Average shares outstanding—diluted	41,082,130	45,421,716
Assumed issuance of senior convertible securities shares	(873,803)	(873,629)
Assumed issuance of junior convertible securities shares	—	—
Dilutive impact of senior convertible securities shares	—	209,713
Dilutive impact of junior convertible securities shares	—	—

Average shares outstanding—adjusted diluted	40,208,327	44,757,800

Cash earnings per share	$0.94	$1.14

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

        Cash Net Income increased 35% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily as a result of the previously-described factors that caused an increase in Net Income as well as increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2009	March 31, 2010
Balance Sheet Data
Cash and cash equivalents	$259.5	$203.8
Senior bank debt	—	170.0
2008 senior convertible notes	409.6	412.7
Zero coupon convertible notes	47.4	47.4
Junior convertible trust preferred securities	507.4	508.0

	For the Three Months Ended March 31,
	2009	2010
Cash Flow Data
Operating cash flow	$15.7	$68.0
Investing cash flow	(3.7)	(131.9)
Financing cash flow	(170.7)	7.5
EBITDA(1)	49.2	68.2

(1)
The definition of EBITDA is presented in Note 2 on page 27 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash (including prospective proceeds from the settlement of our forward equity sale agreements). At March 31, 2010, our internal leverage ratio was 1.2:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of March 31, 2010, our actual bank leverage and bank interest coverage ratios were 2.4 and 5.0, respectively, and we were in full compliance with all terms of our credit facility. Following the closing of our investment in Aston, we have $600 million of remaining capacity under our $770 million credit facility, of which we could borrow a total of $575 million without violating credit facility covenants.

        Our investment in Aston was closed in April and was financed through the issuance of 1.7 million shares of our common stock. We plan to finance our investment in Pantheon with borrowings under our credit facility and $100 million of proceeds from the partial settlement of forward equity sales. Following the closing of our pending new investments, we anticipate our bank leverage ratio will increase to approximately 3.0.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(in millions)	2009	2010
Cash flow from operations	$15.7	$68.0
Interest expense, net of non-cash items(1)	14.7	14.2
Current tax provision	(8.0)	2.5
Income from equity method investments, net of distributions(2)	(4.6)	(6.0)
Changes in assets and liabilities and other adjustments(3)	31.4	(10.5)

EBITDA	$49.2	$68.2

(1)
Non-cash items represent amortization of issuance costs and interest accretion ($5.2 million and $5.6 million for the three months ended March 31, 2009 and 2010, respectively).

(2)
Distributions from equity method investments were $18.9 million and $23.2 million for the three months ended March 31, 2009 and 2010, respectively.

(3)
Other adjustments include stock option expenses, tax benefits from stock options, Net income attributable to non-controlling interests and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the three months ended March 31, 2010, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended March 31, 2010 were to make distributions to Affiliate managers and repay our senior bank debt. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of March 31, 2010:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt	$170.0	2012	(1)
Zero Coupon Senior Convertible Notes	50.1	2021	(2)
2008 Senior Convertibles Notes	460.0	2038	(3)
Junior Convertible Trust Preferred Securities	730.8	2036/2037	(4)

(1)
Settled in cash.

(2)
Settled in cash or common stock (or a combination thereof) at our election if holders exercise their May 2011 or 2016 put rights, and in common stock if the holders exercise their conversion rights.

(3)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

(4)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        We have a $770 million revolving credit facility (the "Revolver") under which we pay interest at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time) that vary depending on our credit rating. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Revolver by up to $175 million. The Revolver contains financial covenants with respect to leverage and interest coverage and customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Revolver are collateralized by pledges of the substantial majority of our capital stock or other equity interests owned by us. As of March 31, 2010, we had $170 million outstanding under the Revolver.

Senior Convertible Securities

        We have two senior convertible securities outstanding at March 31, 2010. The principal terms of these notes are summarized below.

	Zero Coupon Convertible Notes	2008 Convertible Notes
Issue Date	May 2001	August 2008
Maturity Date	May 2021	August 2038
Par Value	$47.4	$460.0
Carrying Value	$47.4	$409.6	(1)
Note Denomination	945	1,000
Current Conversion Rate	17.429	7.959
Current Conversion Price	$54.28	$125.65
Stated Coupon	—	3.95%
Tax Deduction Rate	0.50%	9.38%	(2)

(1)
The carrying value is accreted to the principal amount at maturity using an interest rate of 7.4%.

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

Junior Convertible Trust Preferred Securities

        We have two junior convertible trust preferred securities outstanding at March 31, 2010, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities".) The principal terms of these securities are summarized below.

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

Forward Equity Sale Agreement

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

Through March 31, 2010, we have completed $496.5 million of forward sales. In March 2009, we settled $147.2 million of forward equity sales by issuing 1.8 million shares of our common stock. The weighted average exercise price of our forward equity sales that remain unsettled is $57.54.

        A summary of our forward equity sale agreements is as follows:

Agreement	Amount Sold	Amount Settled	Amount Unsettled(1)
May 2008	$200.0	$147.2	$52.8
May 2009	200.0	—	200.0
July 2009	96.5	—	96.5

	$496.5	$147.2	$349.3

(1)
Before transaction costs.

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

        We may pay for Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities. Our cumulative redemption obligation for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $100 million of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The increase in cash flows from operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, resulted principally from increased Net Income of $29.5 million and a decrease in settlements of liabilities of $51.0 million, partially offset by a decrease in collections of investment advisory fees receivable of $30.3 million.

        We consolidated $93.8 million and $97.3 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2009 and March 31, 2010, respectively. Sales of $1.0 million and $0.3 million increased operating cash flow in the three months ended March 31, 2009 and March 31, 2010, respectively.

Investing Cash Flow

        The net cash flow used in investing activities increased $128.2 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This was primarily the result of an increase of $127.7 million in investments in Affiliates in the current period.

        As discussed above in Pending Investments, during the second quarter we completed our investment in Aston and plan to complete our investment in Pantheon.

Financing Cash Flow

        Net cash flows from financing activities increased $178.2 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This was primarily as a result of an increase in net senior bank debt activity of $403.5 million, partially offset by $144.3 million received from settlements under our forward equity sale agreement in the first quarter of 2009 (as discussed above) and an increase in repurchases of Affiliate equity of $86.3 million.

        Our investment in Artemis was financed through borrowings under our credit facility, and our investment in Aston was financed through the issuance of approximately 1.7 million shares of our common stock. We plan to finance our investment in Pantheon with borrowings under our credit facility and $100 million of proceeds from the partial settlement of forward equity sales.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $378 million through 2012. In the remainder of 2010, we do not expect to make any significant payments to settle portions of these contingent obligations.

        Proceeds available under our Facility and forward equity sale agreements are sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2010:

		Payments Due
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
(in millions)
Senior bank debt	$170.0	$—	$170.0	$—	$—
Senior convertible securities(1)	1,027.9	9.1	36.3	36.3	946.2
Junior convertible trust preferred securities(2)	1,727.2	27.8	74.1	74.1	1,551.2
Leases	69.4	13.3	26.6	17.9	11.6
Other liabilities(3)	18.3	18.3	—	—	—

Total Contractual Obligations	$3,012.8	$68.5	$307.0	$128.3	$2,509.0

Contingent Obligations
Contingent payment obligations(4)	$80.3	$—	$80.3	$—	$—

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460 million in 2013, and holders of our zero coupon convertible notes may put their interests to us for $47 million in 2011.

(2)
As more fully discussed on page 33, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests. This table does not include liabilities for uncertain tax positions ($22.2 million as of March 31, 2010) as we cannot predict when such liabilities will be paid.

(4)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. While the table above reflects our current estimates, the maximum settlement amount is $166 million for the remainder of 2010 and $212 million in periods after 2010.

Recent Accounting Developments

        During the first quarter of 2010, we adopted a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is required to consolidate the VIE. This new standard has been deferred for certain entities that utilize the specialized accounting guidance for investment companies or that have the attributes of investment companies. The adoption of the portions of this new standard that were not deferred did not have a material impact on our Consolidated Financial Statements.

        During the first quarter of 2010, we adopted a new standard that eliminated the concept of a qualifying special-purpose entity ("QSPE"), changed the requirements for derecognizing financial assets, and required additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this new standard did not have a material impact on our Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2010. Please refer to Item 7A in our 2009 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that (i) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
May 10, 2010
/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and among Frank Russell Company, The Northwestern Mutual Life Insurance Company (solely with respect to Section 4.18 and Section 4.19) and Affiliated Managers Group, Inc. dated as of February 10, 2010.*
10.1
Third Amended and Restated Credit Agreement, dated as of November 27, 2007, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the several lenders from time to time parties thereto, and the schedules and exhibits thereto effective as of November 27, 2007.
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

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Affiliated Managers Group, Inc. undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

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