Form 10-Q
period 2010-06-30
AFFILIATED MANAGERS GROUP INC
filed 2010-08-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        There were 51,097,659 shares of the registrant's common stock outstanding on August 3, 2010.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Revenue	$201,246	$332,080	$379,721	$583,102
Operating expenses:
Compensation and related expenses	103,373	142,740	187,533	261,969
Selling, general and administrative	30,953	72,126	62,413	117,365
Amortization of intangible assets	8,044	9,592	16,138	18,528
Depreciation and other amortization	3,243	3,375	6,482	6,401
Other operating expenses	4,736	8,416	10,486	14,470

	150,349	236,249	283,052	418,733

Operating income	50,897	95,831	96,669	164,369

Non-operating (income) and expenses:
Investment and other income	(7,191)	(723)	(6,950)	(3,545)
Income from equity method investments	(7,351)	(9,861)	(13,767)	(19,007)
Investment (income) loss from investments in partnerships	(14,947)	8,585	(11,152)	4,493
Interest expense	15,828	16,315	32,404	32,428
Imputed interest expense	3,365	6,374	6,737	10,112

	(10,296)	20,690	7,272	24,481

Income before income taxes	61,193	75,141	89,397	139,888
Income taxes	4,944	16,923	9,908	28,910

Net income	56,249	58,218	79,489	110,978
Net income (non-controlling interests)	(30,671)	(41,411)	(51,549)	(72,697)
Net (income) loss (non-controlling interests in partnerships)	(14,599)	8,397	(10,836)	4,386

Net Income (controlling interest)	$10,979	$25,204	$17,104	$42,667

Average shares outstanding—basic	41,450,659	44,610,506	40,740,486	43,491,622
Average shares outstanding—diluted	43,159,140	47,635,230	42,082,991	46,539,949
Earnings per share—basic	$0.26	$0.56	$0.42	$0.98
Earnings per share—diluted	$0.26	$0.53	$0.41	$0.92
Supplemental disclosure of total comprehensive income:
Net income	$56,249	$58,218	$79,489	$110,978
Other comprehensive income (loss)	24,676	(24,189)	14,804	1,203

Comprehensive income	80,925	34,029	94,293	112,181
Comprehensive income (non-controlling interests)	(45,270)	(33,014)	(62,385)	(68,311)

Comprehensive income (loss) (controlling interest)	$35,655	$1,015	$31,908	$43,870

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2009	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$259,487	$220,543
Investment advisory fees receivable	140,118	200,395
Investments in partnerships	93,809	89,554
Investments in marketable securities	56,690	62,802
Unsettled fund share receivables	—	55,817
Prepaid expenses and other current assets	35,478	30,007

Total current assets	585,582	659,118
Fixed assets, net	62,402	68,086
Equity investments in Affiliates	658,332	635,321
Acquired client relationships, net	571,573	1,397,034
Goodwill	1,413,217	1,983,468
Other assets	99,800	195,426

Total assets	$3,390,906	$4,938,453

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$117,227	$194,759
Unsettled fund share payables	—	50,446
Payables to related party	109,888	90,791

Total current liabilities	227,115	335,996
Senior debt	—	659,500
Senior convertible securities	456,976	415,856
Junior convertible trust preferred securities	507,358	508,588
Deferred income taxes	322,671	464,151
Other long-term liabilities	26,066	174,545

Total liabilities	1,540,186	2,558,636
Redeemable non-controlling interests	368,999	344,020
Equity:
Common stock	458	508
Additional paid-in capital	612,091	880,729
Accumulated other comprehensive income	45,958	47,161
Retained earnings	873,137	915,804

	1,531,644	1,844,202
Less: treasury stock, at cost	(421,954)	(356,341)

Total stockholders' equity	1,109,690	1,487,861
Non-controlling interests	281,946	462,015
Non-controlling interests in partnerships	90,085	85,921

Total equity	1,481,721	2,035,797

Total liabilities and equity	$3,390,906	$4,938,453

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2009	$458	$612,091	$45,958	$873,137	$(421,954)	$281,946	$90,085	$1,481,721
Stock issued under option and other incentive plans	—	(41,202)	—	—	65,604	—	—	24,402
Tax benefit of option exercises	—	6,795	—	—	—	—	—	6,795
Issuance costs	—	(228)	—	—	—	—	—	(228)
Changes in Affiliate equity value	—	(1,774)	—	—	—	394	—	(1,380)
Settlement of forward equity sale agreement	24	99,980	—	—	—	—	—	100,004
Conversion of zero coupon convertible notes	9	47,449	—	—	9	—	—	47,467
Share-based payment arrangements	—	10,730	—	—	—	—	—	10,730
Distributions to non-controlling interests	—	—	—	—	—	(90,564)	—	(90,564)
Investments in Affiliates	17	146,888	—	—	—	197,542	—	344,447
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	222	222
Net Income	—	—	—	42,667	—	72,697	(4,386)	110,978
Other comprehensive income	—	—	1,203	—	—	—	—	1,203

June 30, 2010	$508	$880,729	$47,161	$915,804	$(356,341)	$462,015	$85,921	$2,035,797

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Cash flow from operating activities:
Net Income	$56,249	$58,218	$79,489	$110,978
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	8,044	9,592	16,138	18,528
Amortization of issuance costs	1,841	1,847	3,636	3,694
Depreciation and other amortization	3,243	3,375	6,482	6,401
Deferred income tax provision	4,866	8,997	16,828	17,655
Imputed Interest Expense	3,365	6,374	6,737	10,112
Income from equity method investments, net of amortization	(7,351)	(9,861)	(13,767)	(19,007)
Distributions received from equity method investments	9,879	13,577	28,820	36,764
Tax benefit from exercise of stock options	1,459	1,802	1,459	2,076
Stock option expense	1,958	3,159	3,135	6,803
Affiliate equity expense	3,469	3,432	6,719	6,800
Other adjustments	(21,189)	13,483	(18,580)	9,548
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(11,447)	(24,391)	17,895	(25,329)
(Increase) decrease in investments in partnerships	(648)	(787)	331	(504)
(Increase) decrease in prepaids and other current assets	(9,470)	9,039	(9,213)	19,768
(Increase) decrease in other assets	1,085	2,987	2,915	(8,125)
(Increase) decrease in unsettled fund shares receivable	—	96,487	—	(2,224)
Increase (decrease) in unsettled fund shares payable	—	(106,089)	—	2,265
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	26,861	23,850	(61,119)	(13,092)

Cash flow from operating activities	72,214	115,091	87,905	183,111

Cash flow used in investing activities:
Investments in Affiliates	(1,411)	(665,368)	(1,411)	(793,036)
Purchase of fixed assets	(663)	(2,002)	(1,215)	(3,107)
Purchase of investment securities	(2,911)	(15,484)	(11,747)	(30,403)
Sale of investment securities	—	—	5,720	11,784

Cash flow used in investing activities	(4,985)	(682,854)	(8,653)	(814,762)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	782,500	—	1,017,500
Repayments of senior bank debt	—	(293,000)	(233,514)	(358,000)
Issuance of common stock	11,622	22,959	11,622	25,414
Issuance costs	—	(147)	(921)	(229)
Excess tax benefit from exercise of stock options	1,086	4,358	1,086	4,719
Settlement of forward equity sale agreement	—	100,004	144,258	100,004
Note payments	(2,932)	(520)	(4,479)	(25,891)
Distributions to non-controlling interests	(25,506)	(23,779)	(87,125)	(60,692)
Affiliate equity issuances and repurchases	(16,421)	(6,893)	(32,806)	(109,532)
Subscriptions (redemptions) of non-controlling interests in partnerships	508	787	(471)	503

Cash flow from (used in) financing activities	(31,643)	586,269	(202,350)	593,796

Effect of foreign exchange rate changes on cash and cash equivalents	1,492	(1,714)	1,036	(1,089)
Net increase (decrease) in cash and cash equivalents	37,078	16,792	(122,062)	(38,944)
Cash and cash equivalents at beginning of period	237,291	203,751	396,431	259,487

Cash and cash equivalents at end of period	$274,369	$220,543	$274,369	$220,543

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$593	$1,893	$4,060	$7,642
Payables recorded for Affiliate equity purchases	671	—	671	15,284
Stock issued for conversion of zero coupon senior convertible note	—	47,457	—	47,457
Stock issued for Investments in Affiliates	—	146,906	—	146,906
Stock issued for settlement of forward equity sale agreement	—	44,450	—	44,450
Payables recorded under contingent payment arrangements	—	15,283	—	64,250

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

2.     Senior Bank Debt

        The Company has a $770,000 revolving credit facility (the "Revolver") and pays interest on any outstanding obligations at specified rates (based either on the Eurodollar rate or the prime rate as in effect from time to time) that vary depending on the Company's credit rating. Subject to the agreement of lenders to provide additional commitments, the Company has the option to increase the Revolver by up to an additional $175,000.

        The Revolver, which will mature in February 2012, contains financial covenants with respect to leverage and interest coverage. The Revolver also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Revolver are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. At June 30, 2010, the Company had $659,500 of outstanding borrowings under the Revolver; and, on July 2, 2010, used the net proceeds from the settlement of sales under its forward equity program to pay down the balance of the Revolver to approximately $465,000.

3.     Senior Convertible Securities

        The carrying values of the senior convertible securities are as follows:

	December 31, 2009		June 30, 2010
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2008 senior convertible notes	$409,594	$460,000	$415,856	$460,000
Zero coupon senior convertible notes	47,382	50,135	—	—

Total senior convertible securities	$456,976	$510,135	$415,856	$460,000

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

        The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $11.2 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

Zero Coupon Senior Convertible Notes

        In the second quarter of 2010, the Company called the zero coupon senior convertible notes for redemption. In lieu of redemption, all of the holders elected to convert their notes into shares of the Company's common stock. The Company issued 873,626 shares of common stock to settle these conversions. All of the Company's zero coupon senior convertible notes have been cancelled and retired.

4.     Junior Convertible Trust Preferred Securities

        The carrying values of the Company's junior convertible trust preferred securities are as follows:

	December 31, 2009		June 30, 2010
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2006 junior convertible trust preferred securities	$212,466	$300,000	$213,010	$300,000
2007 junior convertible trust preferred securities	294,892	430,820	295,578	430,820

Total junior convertible securities	$507,358	$730,820	$508,588	$730,820

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The 2006 and 2007 junior convertible trust preferred securities are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $9.5 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

5.     Forward Equity Sale Agreements

        The Company has entered into three forward equity sale agreements with major securities firms to sell shares of its common stock (up to $200,000 under each agreement). Under the terms of these

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreements, the Company can settle forward sales at any time prior to December 31, 2010 by issuing shares in exchange for cash or, at the Company's option, by settling on a net stock or cash basis. As of June 30, 2010, the Company had $200,700 of forward sales outstanding, which were subsequently settled net of transaction costs on July 2, 2010 by issuing 3,193,072 shares. The Company may sell up to an additional $103,500 under an agreement entered into in July 2009.

6.     Income Taxes

        The consolidated income tax provision includes taxes attributable to controlling interests and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Controlling Interests:
Current Tax	$(1,126)	$5,344	$(9,171)	$7,852
Intangible related deferred taxes	9,544	14,310	19,115	25,050
Other Deferred Taxes	(4,678)	(4,852)	(2,287)	(6,935)

Total Controlling Interests	3,740	14,802	7,657	25,967

Non-Controlling Interests:
Current Tax	$1,204	$2,581	$2,251	$3,403
Deferred Taxes	—	(460)	—	(460)

Total Non-Controlling Interests	1,204	2,121	2,251	2,943

Provision for income taxes	$4,944	$16,923	$9,908	$28,910

Income before income taxes (controlling interest)	$14,719	$40,006	$24,761	$68,634

Effective Tax rate attributable to controlling interests(1)	25.4%	37.0%	30.9%	37.8%

(1)
Taxes attributable to controlling interests divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Current:
Federal	$(4,640)	$544	$(14,625)	$(204)
State	2,516	2,264	3,926	3,453
Foreign	2,202	5,118	3,779	8,006

Total Current	78	7,926	(6,920)	11,255

Deferred:
Federal	7,448	8,503	18,456	16,380
State	(2,149)	1,570	(891)	2,843
Foreign	(433)	(1,076)	(737)	(1,568)

Total Deferred	4,866	8,997	16,828	17,655

Provision for Income Taxes	$4,944	$16,923	$9,908	$28,910

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2009	June 30, 2010
Deferred Tax Assets
State net operating loss carryforwards	$28,694	$28,748
Foreign tax credit carryforwards	9,442	17,186
Capital loss carryforwards	1,808	1,472
Other	14,297	14,987

Total deferred tax assets	54,241	62,393
Valuation allowance	(25,294)	(25,434)

Deferred tax assets, net of valuation allowance	$28,947	$36,959

Deferred Tax Liabilities
Intangible asset amortization	$(188,872)	$(194,979)
Convertible securities interest	(139,279)	(146,671)
Non-deductible intangible amortization	(19,745)	(149,706)
Other	(3,722)	(9,754)

Total deferred tax liabilities	(351,618)	(501,110)

Net deferred tax liability	$(322,671)	$(464,151)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In the second quarter of 2010, in connection with the closing of the investments in Pantheon and Aston (discussed further in Note 17), the Company recorded deferred tax liabilities. As the Company's investment in Pantheon is deductible in the United States, but is not deductible outside the United States; the Company recorded a deferred tax liability of $51,917. As the Company's investment in Aston was tax-free for Highbury's shareholders, the Company only recorded a deferred tax liability of $13,171 because most of its acquired intangible assets were not deductible for tax purposes.

        At June 30, 2010, the Company had state net operating loss carryforwards that expire over a 15-year period beginning in 2010. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2010. The valuation allowances at December 31, 2009 and June 30, 2010 were principally related to the uncertainty of the realization of the foreign tax credits and the state net operating loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

        At June 30, 2010, the Company's liability for uncertain tax positions was $22,150, including interest and related charges of $3,918. The Company does not anticipate that this liability will change significantly over the next twelve months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Net Income (controlling interest)	$10,979,000	$25,204,000	$17,104,000	$42,667,000
Interest expense on convertible securities, net of taxes	36,000	28,000	72,000	52,000

Net Income (controlling interest), as adjusted	$11,015,000	$25,232,000	$17,176,000	$42,719,000

Denominator:
Average shares outstanding—basic	41,450,659	44,610,506	40,740,486	43,491,622
Effect of dilutive instruments:
Stock options	557,275	987,830	324,501	951,364
Forward sale	277,403	1,375,840	144,201	1,329,622
Senior convertible securities	873,803	661,054	873,803	767,341

Average shares outstanding—diluted	43,159,140	47,635,230	42,082,991	46,539,949

        As more fully discussed in Notes 3 and 4, the Company had certain convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The calculation of diluted earnings per share for the three months ended June 30, 2009 and 2010 excludes the potential exercise of options to purchase 2.1 million and 0.8 million common shares, respectively, because the effect would be anti-dilutive. The calculation of diluted earnings per share for the six months ended June 30, 2009 and 2010 excludes the potential exercise of options to purchase 2.1 million and 1.2 million common shares, respectively, because the effect would be anti-dilutive.

        As discussed further in Note 19, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

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

        In connection with its Pantheon investment (discussed further in Note 17), the Company has committed to co-invest in certain Pantheon investment partnerships where it serves as the general partner and Russell Investments is contractually obligated to reimburse the Company for these commitments when they are called. As of June 30, 2010, these commitments totaled approximately $97,000 and may be called in future periods.

9.     Investments in Partnerships

        The activity in the Affiliate investments in consolidated partnerships was as follows for the six months ended June 30, 2010:

December 31, 2009	$93,809
Gross subscriptions	6,399
Gross redemptions	(5,895)
Investment income	(4,759)

June 30, 2010	$89,554

        Purchases and sales of investments (principally equity securities) were $189,878 and $189,374, respectively, for the six months ended June 30, 2010.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Management fees earned from these partnerships were $200 and $227 for the three months ended June 30, 2009 and 2010, respectively, and $362 and $469 for the six months ended June 30, 2009 and 2010, respectively.

        As of December 31, 2009 and June 30, 2010, the Affiliates' investments in partnerships that are not consolidated were $17,631 and $94,656, respectively. These assets are reported within "Other assets" in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other (income) loss" in the Consolidated Statements of Income.

10.   Investments in Marketable Securities

        The cost of investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2009	June 30, 2010
Cost of investments in marketable securities	$50,631	$51,904
Gross unrealized gains	6,108	11,317
Gross unrealized losses	(49)	(419)

11.   Unsettled Fund Share Receivables and Payables

        Unsettled fund share receivables and payables are created by the normal settlement periods on transactions initiated by certain clients of Affiliate funds domiciled in the United Kingdom. The gross presentation of the receivable ($55,817) and offsetting payable ($50,446) reflects the legal relationship between the underlying investor and the Company.

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

		Fair Value Measurements
	December 31, 2009
		Level 1	Level 2	Level 3
Financial Assets
Investments in partnerships	$111,440	$93,066	$14,365	$4,009
Investments in marketable securities	56,690	54,480	2,210	—
Financial Liabilities
Contingent payment obligations	$27,074	$—	$—	$27,074
Obligations to related parties	78,653	—	—	78,653

		Fair Value Measurements
	June 30, 2010
		Level 1	Level 2	Level 3
Financial Assets
Investments in partnerships	$184,210	$83,691	$36,829	$63,690
Investments in marketable securities	62,802	60,758	2,044	—
Financial Liabilities
Contingent payment obligations	$66,239	$—	$—	$66,239
Obligations to related parties	48,950	—	—	48,950

        During the three and six months ended June 30, 2010, there were no significant transfers of financial assets between Level 1 and Level 2. During the six months ended June 30, 2010, financial assets valued at $3,709 transferred from Level 3 to Level 2. The fair value of Level 2 assets was determined using quoted prices for similar instruments in active markets. The fair value of Level 3 assets and liabilities were determined using an income approach with assumptions made about future cash flows and discount rates.

        Any change in the fair value of Affiliate investments in consolidated partnerships is presented as "Investment (income) loss from investments in partnerships" in the Consolidated Statements of Income. However, the portion of this income or loss that is attributable to investors that are unrelated to the Company, if any, is reported as "Net (income) loss (non-controlling interests in partnerships)."

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2009 and 2010:

	Financial Assets
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Balance, beginning of period	$4,185	$300	$4,185	$4,009
Realized and unrealized gains (losses) included in net income	—	(116)	—	(116)
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—	—
New Investments		63,506		63,506
Purchases	—	—	—	—
Sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	(3,709)

Balance, end of period	$4,185	$63,690	$4,185	$63,690

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at end of period	$—	$—	$—	$—
Amount of total gains (losses) included in other comprehensive income	$—	$—	$—	$—

	Financial Liabilities
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Balance, beginning of period	$2,568	$64,388	$27,764	$105,727
Realized and unrealized (gains) losses included in net income	(232)	2,621	(232)	2,454
Realized and unrealized (gains) losses included in other comprehensive income	—	(769)	—	(769)
New Investments	—	48,950	—	98,054
Additions	672	—	672	15,284
Settlements	(1,693)	—	(26,889)	(105,560)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$1,315	$115,190	$1,315	$115,190

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from unsettled liabilities at end of period	$—	$2,621	$—	$2,621
Amount of total gains (losses) included in other comprehensive income	$—	$(769)	$—	$(769)

        The carrying amount of the Company's cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2008 senior convertible notes, and the 2006 and 2007 junior convertible trust preferred securities at June 30, 2010 was $448,500 and $509,224, respectively.

13.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2009 and June 30, 2010, the total receivable (reported in "Other assets") was $45,253 and $40,945, respectively. The total payable as of December 31, 2009 was $109,888, which is included in current liabilities. The total payable as of June 30, 2010 was $153,527, of which $90,791 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

14.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the six months ended June 30, 2010:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2010	5,166,344	$54.29
Options granted	3,125	71.13
Options exercised	(584,956)	43.79
Options forfeited	(3,043)	48.79

Unexercised options outstanding—June 30, 2010	4,581,470	55.64	4.6

Exercisable at June 30, 2010	2,734,354	53.21	4.4

        The Company's Net Income (controlling interest) for the three and six months ended June 30, 2010 includes compensation expense of $1,943 and $4,184, respectively (net of income tax benefits of $1,216 and $2,619, respectively, related to the Company's share-based compensation arrangements). As of June 30, 2010, the deferred compensation expense related to share-based compensation arrangements was $40,622 which is expected to be recognized over a weighted average period of approximately four years (assuming no forfeitures). As of June 30, 2010, 0.5 million options have expiration dates prior to the end of 2010.

15.   Segment Information

        Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

        Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically-registered investment products as well as non-institutional investment

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products that are registered abroad. Revenue in the Institutional distribution channel is earned from relationships with foundations and endowments, defined benefit and defined contribution plans and Taft-Hartley plans. Revenue in the High Net Worth distribution channel is earned from relationships with high net worth individuals, family trusts and managed account programs.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended June 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$72,360	$101,491	$27,395	$201,246
Operating expenses:
Depreciation and other amortization	1,011	7,476	2,800	11,287
Other operating expenses	49,660	70,638	18,764	139,062

	50,671	78,114	21,564	150,349

Operating income	21,689	23,377	5,831	50,897

Non-operating (income) and expenses:
Investment and other income	(5,025)	(1,560)	(606)	(7,191)
Income from equity method investments	(139)	(6,835)	(377)	(7,351)
Investment income from investments in partnerships	—	(385)	(14,562)	(14,947)
Interest expense	5,198	11,441	2,554	19,193

	34	2,661	(12,991)	(10,296)

Income before income taxes	21,655	20,716	18,822	61,193
Income taxes	2,688	1,950	306	4,944

Net income	18,967	18,766	18,516	56,249
Net income (non-controlling interests)	(12,994)	(14,130)	(3,547)	(30,671)
Net income (non-controlling interests in partnerships)	—	(385)	(14,214)	(14,599)

Net Income (controlling interest)	$5,973	$4,251	$755	$10,979

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$147,993	$152,301	$31,786	$332,080
Operating expenses:
Depreciation and other amortization	2,596	8,258	2,113	12,967
Other operating expenses	102,719	99,574	20,989	223,282

	105,315	107,832	23,102	236,249

Operating income	42,678	44,469	8,684	95,831

Non-operating (income) and expenses:
Investment and other (income) loss	1,351	(1,283)	(791)	(723)
Income from equity method investments	(408)	(8,521)	(932)	(9,861)
Investment loss from investments in partnerships	126	351	8,108	8,585
Interest expense	9,156	11,331	2,202	22,689

	10,225	1,878	8,587	20,690

Income before income taxes	32,453	42,591	97	75,141
Income taxes	7,565	7,862	1,496	16,923

Net income	24,888	34,729	(1,399)	58,218
Net income (non-controlling interests)	(14,755)	(22,736)	(3,920)	(41,411)
Net loss (non-controlling interests in partnerships)	125	351	7,921	8,397

Net Income (controlling interest)	$10,258	$12,344	$2,602	$25,204

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$140,698	$183,729	$55,294	$379,721
Operating expenses:
Depreciation and other amortization	2,089	14,900	5,631	22,620
Other operating expenses	94,229	127,872	38,331	260,432

	96,318	142,772	43,962	283,052

Operating income	44,380	40,957	11,332	96,669

Non-operating (income) and expenses:
Investment and other income	(4,399)	(1,727)	(824)	(6,950)
Income from equity method investments	(209)	(12,946)	(612)	(13,767)
Investment income from investments in partnerships	(3)	(316)	(10,833)	(11,152)
Interest expense	11,247	22,538	5,356	39,141

	6,636	7,549	(6,913)	7,272

Income before income taxes	37,744	33,408	18,245	89,397
Income taxes	6,215	3,171	522	9,908

Net income	31,529	30,237	17,723	79,489
Net income (non-controlling interests)	(20,930)	(24,430)	(6,189)	(51,549)
Net income (non-controlling interests in partnerships)	(3)	(316)	(10,517)	(10,836)

Net Income (controlling interest)	$10,596	$5,491	$1,017	$17,104

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$245,919	$274,073	$63,110	$583,102
Operating expenses:
Depreciation and other amortization	4,832	15,709	4,388	24,929
Other operating expenses	169,452	182,836	41,516	393,804

	174,284	198,545	45,904	418,733

Operating income	71,635	75,528	17,206	164,369

Non-operating (income) and expenses:
Investment and other (income) loss	581	(2,624)	(1,502)	(3,545)
Income from equity method investments	(767)	(16,344)	(1,896)	(19,007)
Investment loss from investments in partnerships	73	195	4,225	4,493
Interest expense	15,226	22,422	4,892	42,540

	15,113	3,649	5,719	24,481

Income before income taxes	56,522	71,879	11,487	139,888
Income taxes	13,030	12,896	2,984	28,910

Net income	43,492	58,983	8,503	110,978
Net income (non-controlling interests)	(25,750)	(39,179)	(7,768)	(72,697)
Net loss (non-controlling interests in partnerships)	74	196	4,116	4,386

Net Income (controlling interest)	$17,816	$20,000	$4,851	$42,667

Balance Sheet Information
Total assets as of December 31, 2009	$1,182,940	$1,702,983	$504,983	$3,390,906
Total assets as of June 30, 2010	1,752,409	2,676,571	509,473	4,938,453

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Goodwill and Acquired Client Relationships

        The Company periodically makes new investments in asset management firms and acquires interests from, makes additional purchase payments to and transfers interests to Affiliate management partners. The Company incurred $10,445 and $194 of acquisition-related costs which were recognized as selling, general and administrative expenses during the six months ended June 30, 2010 and June 30, 2009, respectively.

        The following table presents the change in goodwill during the six months ended June 30, 2010:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2009	$561,753	$602,962	$248,502	$1,413,217
Goodwill acquired, net	210,383	358,110	4,757	573,250
Foreign currency translation	(244)	(1,315)	(1,440)	(2,999)

Balance, as of June 30, 2010	$771,892	$959,757	$251,819	$1,983,468

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2009 and June 30, 2010:

	December 31, 2009		June 30, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$389,312	$168,538	$924,796	$187,067
Non-amortized intangible assets:
Acquired client relationships—mutual fund management contracts	350,799	—	659,305	—
Goodwill	1,413,217	—	1,983,468	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2010, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $82,000 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of June 30, 2010, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $16,136 for the six months ended June 30, 2010. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $32,000 for the next five years, assuming no additional investments in new or existing Affiliates.

17.   Business Combinations

        During the quarter ended June 30, 2010, the Company completed its acquisition of Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon") from Russell Investments, a subsidiary of Northwestern Mutual Life Insurance Company.

        Pantheon is a global private equity fund-of-funds manager, with over 25 years of private equity investment experience. Pantheon manages regional funds-of-funds in Europe, the United States and

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asia, as well as global secondary funds-of-funds, global infrastructure fund-of-funds and customized separate account programs.

        During the quarter, the Company also completed its investment in Aston Asset Management LLC ("Aston") through the acquisition of Highbury Financial Inc., Aston's parent company. Based in Chicago, Aston offers sub-advised investment products to the mutual fund and managed accounts markets. Aston is the principal advisor to the Aston Funds, a fund family of 24 sub-advised, no-load mutual funds.

Pantheon Purchase Price Allocation

        The Company has not yet completed its valuation of Pantheon and, therefore, the Company's purchase price allocation is provisional. These provisional amounts may be revised upon completion of the valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 91%, 8% and 1% was attributed to the Company's Institutional, Mutual Fund and High Net Worth segments, respectively. The goodwill and acquired client relationships are deductible for U.S. tax purposes over a 15-year life. The provisional allocation of the purchase price is as follows:

	Controlling Interest	Non-Controlling Interest	Total
Purchase price	$762,294	$10,700	$772,994
Retained Non-Controlling interest	—	106,027	106,027
Contingent payment obligation	15,283	—	15,283

Enterprise Value	777,577	116,727	894,304
Acquired client relationships	431,744	81,382	513,126
Tangible assets, net	13,034	32,295	45,329
Deferred income taxes	(51,917)	—	(51,917)
Goodwill	384,716	3,050	387,766

	$777,577	$116,727	$894,304

        As part of this investment, the Company is contingently liable to make payments totaling between zero and $225,000 over the next three to five years upon the achievement of specified revenue targets. The Company measured the provisional fair value of the contingent payment obligation using a financial model that included assumptions of expected market performance and net client cash flows. Based on these assumptions, the Company projects contingent payments totaling $26,300. As of June 30, 2010, the present value of these payments was $15,300. This amount is reported in "Other long-term liabilities."

Aston Purchase Price Allocation

        The Company has not yet completed its valuation of Aston and, therefore, the Company's purchase price allocation is provisional. These provisional amounts may be revised upon completion of the valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 98% and 2% was attributed to the Company's Mutual Fund and High Net Worth segments,

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Most of the acquired intangible assets are not deductible for U.S. tax purposes. The provisional allocation of the purchase price is as follows:

	Controlling Interest	Non-Controlling Interest	Total
Purchase Price	$146,906	$—	$146,906
Retained Non-Controlling interest	—	21,287	21,287

Enterprise Value	146,906	21,287	168,193
Acquired client relationships	81,175	14,494	95,669
Tangible assets	4,000	—	4,000
Deferred income taxes	(13,171)	—	(13,171)
Goodwill	74,902	6,793	81,695

	$146,906	$21,287	$168,193

        Unaudited pro forma financial results are set forth below, giving consideration to the Artemis (closed during the first quarter of 2010), Pantheon and Aston investments, as if such transactions occurred as of the beginning of 2009, assuming the revenue sharing arrangement had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Six Months Ended June 30,
	2009	2010
Revenue	$572,376	$722,167
Net Income (controlling interest)	35,020	56,684
Earnings per share—basic	0.79	1.22
Earnings per share—diluted	0.77	1.16

        Pantheon and Aston's contribution to the Company's revenue and earnings in the quarter ended June 30, 2010 was not material.

18.   Recent Accounting Developments

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Balance as of January 1, 2010	$368,999
Issuance of Redeemable non-controlling interest	8,352
Repurchase of Redeemable non-controlling interest	(20,512)
Changes in redemption value	(12,819)

Balance as of June 30, 2010	$344,020

        Although the timing and amounts of these purchases are difficult to predict, the Company expects to repurchase approximately $100,000 of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

        During the three and six months ended June 30, 2009 and 2010, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Net Income (controlling interest)	$10,979	$25,204	$17,104	$42,667
Decrease in controlling interest paid-in capital from purchases and sales of Affiliate equity	(5,789)	(3,710)	(5,111)	(23,420)

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$5,190	$21,494	$11,993	$19,247

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Net income	$56,249	$58,218	$79,489	$110,978
Foreign currency translation adjustment	24,672	(16,899)	14,955	(4,818)
Change in net unrealized gain (loss) on investment securities	4	(7,290)	(151)	6,021

Comprehensive income	80,925	34,029	94,293	112,181
Comprehensive income (non-controlling interests)	(45,270)	(33,014)	(62,385)	(68,311)

Comprehensive income (controlling interest)	$35,655	$1,015	$31,908	$43,870

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2009	June 30, 2010
Foreign currency translation adjustments	$43,055	$38,237
Unrealized gain on investment securities	2,903	8,924

Accumulated other comprehensive income	$45,958	$47,161

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

        As of June 30, 2010, we manage approximately $249 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  In the Mutual Fund distribution channel, our Affiliates provide advisory or sub-advisory services to more than 200 mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker/dealers, major fund marketplaces and bank trust departments.

  •
  In the Institutional distribution channel, our Affiliates offer more than 200 investment products across over 50 different investment styles, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative, credit arbitrage and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

New Investments

        On June 30, 2010, we completed our investment in Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon"). Pantheon manages regional funds-of-funds in Europe, the United States and Asia, as well as global secondary funds-of-funds, global infrastructure fund-of-funds and customized separate account programs.

        On April 15, 2010, we completed our investment in Aston Asset Management LLC ("Aston") through the acquisition of Highbury Financial Inc., Aston's parent company. Based in Chicago, Aston offers sub-advised investment products to the mutual fund and managed accounts markets. Aston is the principal advisor to the Aston Funds, a fund family of 24 sub-advised, no-load mutual funds.

        On March 15, 2010, we completed our investment in Artemis Investment Management Ltd ("Artemis") in combination with the management team of Artemis. Artemis specializes in active investment management for retail and institutional investors in the UK, as well as Europe and the Middle East, across a range of mutual funds and segregated institutional accounts.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $32 billion of assets under management (as of June 30, 2010), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of any performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a non-controlling interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income (controlling interest) and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $55.4 billion as of June 30, 2010) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2009		June 30, 2010
	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
(in billions)
Asset Class:
Equity(1)	$153.2	74%	$159.3	64%
Alternative(2)	31.3	15%	59.7	24%
Fixed Income	23.5	11%	30.0	12%

Total	$208.0	100%	$249.0	100%

Geography:(3)
Domestic	$89.7	43%	$97.8	39%
Global/International	93.2	45%	126.5	51%
Emerging Markets	25.1	12%	24.7	10%

Total	$208.0	100%	$249.0	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes multi-strategy, market neutral equity and hedge products.

(3)
The Geography of a particular investment product describes the general location of its investment holdings.

        Our investments in Pantheon and Artemis (in the second and first quarters of 2010, respectively) further diversified our business by increasing our exposure to alternative product offerings that we anticipate will be uncorrelated to equity markets (in the case of Pantheon) and global/international product offerings (in the case of Pantheon and Artemis). Our investment in Pantheon also provides a stable revenue stream because Pantheon charges management fees on the capital committed to its funds, not the value of the funds. Our investment in Aston which closed in the second quarter of 2010 increased our domestic equity product offerings.

        In addition, positive investment returns during the six months ended June 30, 2010 in our alternative and fixed income asset classes increased assets under management in those strategies. Through positive investment returns, several of our Affiliates produced performance fees in this period ($33.6 million included in our consolidated revenue).

Results of Operations

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes—Quarter to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
Assets under management, March 31, 2010	$60.5	$140.6	$31.0	$232.1
New Investments(1)	9.9	23.9	0.4	34.2

Adjusted Assets under management, March 31, 2010	70.4	164.5	31.4	266.3

Client cash inflows	4.6	5.3	1.9	11.8
Client cash outflows	(4.4)	(5.2)	(1.9)	(11.5)

Net client cash flows	0.2	0.1	—	0.3

Investment performance	(6.2)	(9.4)	(1.9)	(17.5)
Other(2)	(0.1)	—	—	(0.1)

Assets under management, June 30, 2010	$64.3	$155.2	$29.5	$249.0

Statement of Changes—Year to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
Assets under management, December 31, 2009	$44.5	$133.9	$29.6	$208.0
New Investments(1)	22.9	26.1	0.4	49.4

Adjusted Assets under management, December 31, 2009	67.4	160.0	30.0	257.4

Client cash inflows	8.9	12.3	3.6	24.8
Client cash outflows	(7.9)	(14.2)	(3.4)	(25.5)

Net client cash flows	1.0	(1.9)	0.2	(0.7)

Investment performance	(4.0)	(2.8)	(0.7)	(7.5)
Other(2)	(0.1)	(0.1)	—	(0.2)

Assets under management, June 30, 2010	$64.3	$155.2	$29.5	$249.0

(1)
We completed our investment in Artemis during the first quarter of 2010; and we completed our investments in Pantheon and Aston during the second quarter of 2010. Our presentation of assets under management activity is pro forma assuming these investments closed at the beginning of each period presented.

(2)
Represents certain Affiliate products that we elected to close; these transactions are not material to our ongoing financial results.

        As shown in the assets under management table above, client cash inflows totaled $24.8 billion while client cash outflows totaled $25.5 billion for the six months ended June 30, 2010. The net flows for the six months ended June 30, 2010 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions, except as noted)	2009	2010	% Change	2009	2010	% Change
Average assets under management (in billions)(1)
Mutual Fund	$33.8	$63.8	89%	$33.1	$55.5	68%
Institutional	105.1	134.4	28%	106.6	136.3	28%
High Net Worth	25.3	29.7	17%	25.5	30.0	18%

Total	$164.2	$227.9	39%	$165.2	$221.8	34%

Revenue
Mutual Fund	$72.3	$148.0	105%	$140.7	$245.9	75%
Institutional	101.5	152.3	50%	183.7	274.1	49%
High Net Worth	27.4	31.8	16%	55.3	63.1	14%

Total	$201.2	$332.1	65%	$379.7	$583.1	54%

Net Income
Mutual Fund	$6.0	$10.3	72%	$10.6	$17.8	68%
Institutional	4.2	12.3	193%	5.5	20.0	264%
High Net Worth	0.8	2.6	225%	1.0	4.9	390%

Total	$11.0	$25.2	129%	$17.1	$42.7	150%

EBITDA(2)
Mutual Fund	$14.4	$27.0	88%	$29.3	$47.9	63%
Institutional	31.7	45.8	44%	59.1	83.9	42%
High Net Worth	7.1	8.9	25%	14.0	18.2	30%

Total	$53.2	$81.7	54%	$102.4	$150.0	46%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. These amounts also include assets managed by firms whose financial results are not consolidated ($42.9 billion and $55.1 billion for the three months ended June 30, 2009 and 2010, respectively, and $43.3 billion and $56.3 billion for the six months ended June 30, 2009 and 2010, respectively). Assets under management attributable to any investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

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

        Our total revenue increased $130.9 million (or 65%) in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily from a 39% increase in average assets under management. This increase in average assets under management resulted principally from our new Affiliate investments and investment performance. Unrelated to the change in assets under management, performance fees increased $21.2 million (or 221%) in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

        Our total revenue increased $203.4 million (or 54%) in the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily from a 34% increase in average assets under management. This increase in average assets under management resulted principally from our new Affiliate investments and investment performance. Unrelated to the change in assets under management, performance fees increased $22.0 million (or 191%) in the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $75.7 million (or 105%) in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, while average assets under management increased 89%, and revenue increased $105.2 million (or 75%) in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, while average assets under management increased 68%. These increases in average assets under management resulted principally from investment performance and our 2009 and 2010 investments in new Affiliates.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $50.8 million (or 50%) in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, while average assets under management increased 28%, and revenue increased $90.4 million (or 49%) in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, while average assets under management increased 28%. These increases in average assets under management resulted principally from investment performance, partially offset by negative net client cash flows. Unrelated to the change in assets under management, performance fees increased $21.7 million (or 235%) in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, and increased $22.8 (or 210%) in the six months ended June 30, 2010. The increase in revenue was proportionately greater than the increase in average assets under management as a result of an increase in assets under management at Affiliates that realize comparatively higher fee rates.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $4.4 million (or 16%) in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, while average assets under management increased 17%, and revenue increased $7.8 million (or 14%) in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, while average assets under management increased 18%. These increases in average assets under management resulted principally from investment performance.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2009	2010	% Change	2009	2010	% Change
Compensation and related expenses	$103.4	$142.7	38%	$187.5	$261.9	40%
Selling, general and administrative	31.0	72.1	133%	62.4	117.4	88%
Amortization of intangible assets	8.1	9.6	19%	16.1	18.5	15%
Depreciation and other amortization	3.2	3.4	6%	6.5	6.4	(2)%
Other operating expenses	4.7	8.4	79%	10.5	14.5	38%

Total operating expenses	$150.4	$236.2	57%	$283.0	$418.7	48%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three and six months ended June 30, 2010, approximately $69.6 million and $125.6 million (or 49% and 48%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 38% and 40% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, primarily as a result of the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. These increases were also attributable to increases in aggregate Affiliate expenses of $16.1 million and $21.2 million in the three and six months ended June 30, 2010 from new Affiliate investments, as compared to the three and six months ended June 30, 2009, respectively, as well as increases in holding company incentive and stock-based compensation of $8.6 million and $13.5 million in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively. These increases were partially offset by decreases in aggregate Affiliate expenses from the transfer of our interests in certain Affiliates of $2.1 million and $2.6 million in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.

        Selling, general and administrative expenses increased 133% and 88% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively. These increases resulted principally from increases in aggregate Affiliate expenses of $32.4 million and $41.0 million from new Affiliate investments in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively. These increases also resulted from increases in professional fees principally related to recent investment closings of $5.5 million and $9.9 million in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, respectively.

        Amortization of intangible assets increased 19% and 15% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively. These increases were principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments.

        Depreciation and other amortization increased 6% in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, principally attributable to a $0.3 million increase in aggregate Affiliate expenses from new Affiliate investments, partially offset by a decrease in spending on depreciable assets in recent periods. Depreciation and other amortization decreased 2% in the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, principally attributable to a decrease in spending on depreciable assets in recent periods, partially offset by an increase of $0.4 million in aggregate Affiliate expenses from new Affiliate investments.

        Other operating expenses increased 79% and 38% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, principally attributable to a loss realized on the transfer of Affiliate interests in the second quarter of 2010, as well as increases in aggregate Affiliate expenses of $1.0 million and $1.2 million from new Affiliate investments in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2009	2010	% Change	2009	2010	% Change
Income from equity method investments	$7.4	$9.9	34%	$13.8	$19.0	38%
Investment and other income	7.2	0.7	(90)%	6.9	3.5	(49)%
Investment income (loss) from investments in partnerships	14.9	(8.6)	(158)%	11.2	(4.5)	(140)%
Interest expense	15.8	16.3	3%	32.4	32.4	0%
Imputed interest expense	3.4	6.4	88%	6.7	10.1	51%
Income tax expense	4.9	16.9	245%	9.9	28.9	192%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 34% and 38% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, principally as a result of increases in assets under management at Affiliates that we account for under the equity method of accounting.

        Investment and other income decreased 90% and 49% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, principally as a result of a decrease in Affiliate investment earnings.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended June 30, 2009 and 2010, the income (loss) from Affiliate investments in partnerships was $14.9 million and $(8.6) million, respectively. For the six months ended June 30, 2009 and 2010, the income (loss) from Affiliate investments in partnerships was $11.2 million and $(4.5) million, respectively. This income (loss) was principally attributable to investors who are unrelated to us.

        Interest expense increased slightly in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, principally as a result of an increase in cost of our senior bank debt, which resulted from an increase in borrowings. Interest expense was flat in the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

        Imputed interest expense consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities as well as the accretion of our projected contingent payment arrangements. Imputed interest expense increased 88% and 51% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, principally as a result of a $2.6 million increase in accretion related to our contingent payment arrangements, as well as increases in the interest accretion on our convertible securities.

        Income taxes increased 245% and 192% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, primarily as the result of increases in Income before income taxes attributable to controlling interests, and a one-time $3.0 million benefit in 2009 from the reversal of a valuation allowance on Massachusetts net operating losses.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2009	2010	% Change	2009	2010	% Change
Net income (non-controlling interests)	$30.7	$41.4	35%	$51.5	$72.7	41%
Net income (loss) (non-controlling interests in partnerships)	14.6	(8.4)	(158)%	10.8	(4.4)	(141)%
Net Income (controlling interest)	11.0	25.2	129%	17.1	42.7	150%

        Net income attributable to non-controlling interests increased 35% and 41% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, principally as a result of the previously discussed changes in revenue partially offset by the previously discussed decreases in investment and other income.

        Net income (loss) (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. For the three months ended June 30, 2009 and 2010, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $14.6 million and $(8.4) million, respectively. For the six months ended June 30, 2009 and 2010, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $10.8 million and $(4.4) million, respectively.

        Net Income (controlling interest) increased 129% and 150% in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, as a result of the previously discussed increases in revenue, partially offset by increases in reported operating and income tax expenses.

Supplemental Performance Measures

        In reporting our financial and operating results during the second quarter, we renamed our non-GAAP performance measures to Economic Net Income and Economic earnings per share (formerly known as Cash Net Income and Cash earnings per share). We consider Economic Net Income an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our investment management firms. Economic Net Income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net Income (controlling interest) and Earnings per share. Economic Net Income and Economic earnings per share are not liquidity measures and should not be used in place of any liquidity measure calculated under GAAP. These measures facilitate comparisons to other asset management firms that have not engaged in significant acquisitions or issued convertible debt.

        Under our Economic Net Income definition, we add to Net Income (controlling interest) amortization (including equity method amortization), deferred taxes related to intangible assets, Affiliate depreciation and Affiliate equity expense, and exclude the non-cash effect of APB 14-1 (principally imputed interest on convertible securities) and non-cash expenses related to contingent payment arrangements. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because we believe it is unlikely these accruals will be used to settle material tax obligations. Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners, when these transfers have no dilutive effect to our shareholders. We add back the portion of consolidated depreciation expense incurred by our Affiliates because under our Affiliates' operating agreements we are generally not required to replenish these depreciating assets.

        Economic earnings per share represents Economic Net Income divided by the adjusted diluted average shares outstanding, which measures the potential share issuance from our senior convertible securities and junior convertible securities (each further described in Liquidity and Capital Resources) using a "treasury stock" method. Under this method, only the net number of shares of common stock equal to the value of these securities in excess of par, if any, are deemed to be outstanding. We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of common stock) that occurs when these securities are converted and we are relieved of our debt obligation. This method does not take into account any increase or decrease in our cost of capital in an assumed conversion.

        In connection with recent investments in Affiliates, in the first quarter of 2010 we modified our Economic Net Income definition to exclude non-cash imputed interest and revaluation adjustments related to contingent payment arrangements from Net Income (controlling interest). The modification of the Economic Net Income definition did not have an impact on the prior periods reported.

        The following table provides a reconciliation of Net Income (controlling interest) to Economic Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except shares and per share data)	2009	2010	2009	2010
Net Income (controlling interest)	$11.0	$25.2	$17.1	$42.7
Intangible amortization(1)(2)	16.0	17.0	32.0	33.7
Intangible-related deferred taxes	9.5	14.3	19.1	25.0
Imputed interest and contingent payment adjustments(3)	2.0	3.2	4.1	5.5
Affiliate equity expense	1.9	1.8	3.9	3.5
Affiliate depreciation	2.0	2.3	3.9	4.2

Economic Net Income	$42.4	$63.8	$80.1	$114.6

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Average shares outstanding—diluted	43,159,140	47,635,230	42,082,991	46,539,949
Assumed issuance of senior convertible securities shares	(873,803)	(661,054)	(873,803)	(767,341)
Assumed issuance of junior convertible securities shares	—	—	—	—
Dilutive impact of senior convertible securities shares	1,163	185,589	581	197,651
Dilutive impact of junior convertible securities shares	—	—	—	—

Average shares outstanding—adjusted diluted	42,286,500	47,159,765	41,209,769	45,970,259

Economic earnings per share	$1.00	$1.35	$1.94	$2.49

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.1 million and $16.1 million for the three and six months ended June 30, 2010, respectively, is reported in "Income from equity method investments."

(2)
Our reported intangible amortization, $9.6 million and $18.5 million for the three and six months ended June 30, 2010, respectively, includes $0.7 million and $1.0 million, respectively, of amortization attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

(3)
Our reported imputed interest expense, $6.4 million and $10.1 million for the three and six months ended June 30, 2010, respectively, includes $1.3 million of imputed interest attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

        Economic Net Income increased 50% and 43% in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, primarily as a result of the previously-described factors that caused an increase in Net Income as well as increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2009	June 30, 2010
Balance Sheet Data
Cash and cash equivalents	$259.5	$220.5
Senior bank debt	—	659.5
2008 senior convertible notes	409.6	415.9
Zero coupon convertible notes	47.4	—
Junior convertible trust preferred securities	507.4	508.6

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Cash Flow Data
Operating cash flow	$72.2	$115.1	$87.9	$183.1
Investing cash flow	(5.0)	(682.9)	(8.7)	(814.8)
Financing cash flow	(31.6)	586.3	(202.4)	593.8
EBITDA(1)	53.2	81.7	102.4	150.0

(1)
The definition of EBITDA is presented in Note 2 on page 34 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash (including prospective proceeds from the settlement of our forward equity sale agreements). At June 30, 2010, our internal leverage ratio was 2.2:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of June 30, 2010, our actual bank leverage and bank interest coverage ratios were 2.7 and 5.7, respectively, and we were in full compliance with all terms of our credit facility. Following the July 2 settlement of the outstanding forward equity sales and the use of these funds to pay down senior bank debt, our pro forma bank leverage ratio was 2.3. Following this repayment, we have $305.2 million of remaining capacity under our $770 million credit facility, of which we could borrow a total of $305.2 million without violating credit facility covenants.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2009	2010	2009	2010
Cash flow from operations	$72.2	$115.1	$87.9	$183.1
Interest expense, net of non-cash items(1)	13.9	14.4	28.7	28.6
Current tax provision	(1.1)	5.3	(9.2)	7.9
Income from equity method investments, net of distributions(2)	5.4	4.4	0.8	(1.6)
Changes in assets and liabilities
and other adjustments(3)	(37.2)	(57.5)	(5.8)	(68.0)

EBITDA	$53.2	$81.7	$102.4	$150.0

(1)
Non-cash items represent amortization of issuance costs and imputed interest ($5.2 million and $8.2 million for the three months ended June 30, 2009 and 2010, respectively, and $10.4 million and $13.8 million for the six months ended June 30, 2009 and 2010, respectively).

(2)
Distributions from equity method investments were $9.9 million and $13.6 million for the three months ended June 30, 2009 and 2010, respectively, and $28.8 million and $36.8 million for the six months ended June 30, 2009 and 2010, respectively.

(3)
Other adjustments include stock option expenses, tax benefits from stock options, net income attributable to non-controlling interests and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the six months ended June 30, 2010, we met our operating cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three and six months ended June 30, 2010 were to make distributions to Affiliate managers and repay our senior bank debt. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of June 30, 2010:

(in millions)	Amount		Maturity Date	Form of Repayment
Senior Bank Debt	$465.0	(1)	2012		(2)
2008 Senior Convertibles Notes	460.0		2038		(3)
Junior Convertible Trust Preferred Securities	730.8		2036/2037		(4)

(1)
Pro forma for the July 2, 2010 settlement of our forward equity sales.

(2)
Settled in cash.

(3)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

(4)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        We have a $770 million revolving credit facility (the "Revolver") under which we pay interest at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time) that vary depending on our credit rating. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Revolver by up to $175 million. The Revolver contains financial covenants with respect to leverage and interest coverage and customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Revolver are collateralized by pledges of the substantial majority of our capital stock or other equity interests owned by us. As of June 30, 2010, we had $660 million outstanding under the Revolver; and, on July 2, 2010 used the net proceeds from the settlement of sales under our forward equity program to pay down the balance outstanding under the Revolver to approximately $465 million.

Senior Convertible Securities

        We have one senior convertible security outstanding at June 30, 2010. The principal terms of these notes are summarized below.

	2008 Convertible Notes
Issue Date	August 2008
Maturity Date	August 2038
Par Value	$460.0
Carrying Value	415.9	(1)
Note Denomination	1,000
Current Conversion Rate	7.959
Current Conversion Price	125.65
Stated Coupon	3.95%
Tax Deduction Rate	9.38%	(2)

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

        In the second quarter of 2010, we called our Zero Coupon Senior Convertible Notes due May 7, 2021 ("zero coupon senior convertible notes") for redemption at their principal amount plus any original issue discount accrued thereon. In lieu of redemption, all of the holders elected to convert their zero coupon senior convertible notes into shares of our common stock. We issued 873,626 shares of common stock to settle these conversions. All of our zero coupon senior convertible notes have been cancelled and retired as of June 14, 2010.

Junior Convertible Trust Preferred Securities

        We have two junior convertible trust preferred securities outstanding at June 30, 2010, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities".) The principal terms of these securities are summarized below.

	2006 Junior Convertible Trust Preferred Securities		2007 Junior Convertible Trust Preferred Securities
Issue Date	April 2006		October 2007
Maturity Date	April 2036		October 2037
Par Value	$300.0		$430.8
Carrying Value	213.0	(1)	295.6	(2)
Note Denomination	50		50
Current Conversion Rate	0.333		0.250
Current Conversion Price	150.00		200.00
Stated Coupon	5.10%		5.15%
Tax Deduction Rate	7.50%	(3)	8.00%	(3)

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

Forward Equity Sale Agreement

        We have entered into three forward equity sale agreements with major securities firms to sell shares of our common stock (up to $200 million under each agreement). Under the terms of these agreements, we can settle forward sales at any time prior to December 31, 2010 by issuing shares in exchange for cash. Alternatively, we may choose to settle forward sales on a net stock or cash basis. Through June 30, 2010, we have completed $496.5 million of forward sales. In March 2009, we settled $147.2 million of forward equity sales by issuing 1.8 million shares of our common stock. In May 2010, we settled $46.6 million of forward equity sales by issuing 0.5 million shares of our common stock. In

June 2010, we settled $102.0 million of forward equity sales by issuing 1.8 million shares of our common stock. In July 2010, we settled the remaining $200.7 million of outstanding forward equity sales through the issuance of 3.2 million shares of our common stock. We have the additional capacity to sell up to $103.5 million under an agreement entered into in July 2009.

Share Repurchase Program

        In the second quarter of 2010, we did not purchase any shares of common stock under our share repurchase programs. In July 2010, our Board of Directors authorized an additional 500,000 shares of common stock for repurchase under our share repurchase programs. There are currently 1,584,706 shares that could be purchased under our share repurchase program.

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

        The increase in cash flows from operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, resulted principally from increased Net Income of $31.5 million, a decrease in settlements of accounts payable and accrued liabilities of $48.0 million and purchases of prepaids and other current assets of $29.0 million, partially offset by a decrease in collections of investment advisory fees receivable of $43.2 million.

        We consolidated $93.8 million and $89.6 million of client assets held in partnerships controlled by our Affiliates as of December 31, 2009 and June 30, 2010, respectively. Sales of $0.3 million increased operating cash flow in the six months ended June 30, 2009. Purchases of $0.5 million decreased operating cash flow in the six months ended June 30, 2010.

Investing Cash Flow

        The net cash flow used in investing activities increased $806.1 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This was primarily the result of an increase of $791.6 million relating to our investments in Pantheon and Aston during the second quarter of 2010.

Financing Cash Flow

        Net cash flows from financing activities increased $796.1 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. This was primarily a result of an increase in net borrowings of senior bank debt of $893.0 million, partially offset by an increase in repurchases of Affiliate equity of $76.7 million. In addition, we received $144.3 million and $100.0 million of proceeds from the settlement of forward equity sales in the six months ended June 30, 2009 and June 30, 2010, respectively. In July 2010, we settled our remaining forward sales with the issuance of 3.2 million shares for $194.7 million.

        Our investment in Artemis was financed through borrowings under our Revolver, and our investment in Aston was financed through the issuance of approximately 1.7 million shares of our common stock. Our investment in Pantheon was financed with borrowings under our Revolver and proceeds from the partial settlement of forward equity sales.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $601 million through 2015. In the remainder of 2010, we do not expect to make any significant payments to settle portions of these contingent obligations.

        Proceeds available under our Revolver are sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of June 30, 2010:

		Payments Due
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
(in millions)
Senior bank debt	$659.5	$—	$659.5	$—	$—
Senior convertible securities(1)	977.8	9.1	36.3	36.3	896.1
Junior convertible trust preferred securities(2)	1,717.9	18.5	74.1	74.1	1,551.2
Leases	82.4	10.6	33.8	23.8	14.2
Other liabilities(3)	155.6	21.6	134.0	—	—

Total Contractual Obligations	$3,593.2	$59.8	$937.7	$134.2	$2,461.5

Contingent Obligations
Contingent payment obligations(4)	$106.6	$—	$80.3	$24.2	$2.1

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460 million in 2013.

(2)
As more fully discussed on page 41, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $22.2 million and $97 million as of June 30, 2010, respectively) as we cannot predict when such obligations will be paid.

(4)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. While the table above reflects our current estimates, the maximum settlement amount is $167 million for the remainder of 2010 and $434 million in periods after 2010.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three and six months ended June 30, 2010. Please refer to Item 7A in our 2009 Annual Report on Form 10-K.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 9, 2010	/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
2.1	Amendment No. 1 to Purchase and Sale Agreement, dated as of June 30, 2010, by and among Frank Russell Company, Affiliated Managers Group, Inc., and, solely in respect of Sections 4.18, 4.19 and 8.8 of the Purchase and Sale Agreement between the parties dated as of February 10, 2010 (as amended hereby), The Northwestern Mutual Life Insurance Company.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Equity for the six month period ended June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (dollars in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX