Form 10-Q
period 2010-09-30
AFFILIATED MANAGERS GROUP INC
filed 2010-11-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        There were 51,571,828 shares of the registrant's common stock outstanding on November 5, 2010.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue	$217,461	$354,372	$597,182	$937,474
Operating expenses:
Compensation and related expenses	105,237	151,533	292,770	413,501
Selling, general and administrative	26,864	73,378	89,276	190,743
Amortization of intangible assets	8,293	20,517	24,430	39,045
Depreciation and other amortization	3,167	3,716	9,649	10,117
Other operating expenses	10,865	9,638	21,351	24,109

	154,426	258,782	437,476	677,515

Operating income	63,035	95,590	159,706	259,959

Non-operating (income) and expenses:
Investment and other income	(6,614)	(11,384)	(13,564)	(14,929)
Income from equity method investments	(8,203)	(9,536)	(21,970)	(28,543)
Investment (income) loss from investments in partnerships	(14,914)	—	(26,065)	4,493
Interest expense	16,151	16,322	48,555	48,750
Imputed interest expense	3,389	7,191	10,126	17,303

	(10,191)	2,593	(2,918)	27,074

Income before income taxes	73,226	92,997	162,624	232,885
Income taxes	5,366	23,968	15,275	52,878

Net income	67,860	69,029	147,349	180,007
Net income (non-controlling interests)	(35,459)	(35,074)	(87,008)	(107,770)
Net (income) loss (non-controlling interests in partnerships)	(14,632)	—	(25,468)	4,385

Net Income (controlling interest)	$17,769	$33,955	$34,873	$76,622

Average shares outstanding—basic	41,854,249	51,154,863	41,115,819	46,054,042
Average shares outstanding—diluted	44,267,107	51,895,871	42,835,258	48,741,873
Earnings per share—basic	$0.42	$0.66	$0.85	$1.66
Earnings per share—diluted	$0.40	$0.65	$0.82	$1.57
Supplemental disclosure of total comprehensive income:
Net income	$67,860	$69,029	$147,349	$180,007
Other comprehensive income	25,792	23,812	40,596	25,015

Comprehensive income	93,652	92,841	187,945	205,022
Comprehensive income (non-controlling interests)	(50,091)	(35,074)	(112,476)	(103,385)

Comprehensive income (controlling interest)	$43,561	$57,767	$75,469	$101,637

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$259,487	$255,452
Investment advisory fees receivable	140,118	183,988
Investments in partnerships	93,809	—
Investments in marketable securities	56,690	84,945
Unsettled fund share receivables	—	57,046
Prepaid expenses and other current assets	35,478	58,756

Total current assets	585,582	640,187
Fixed assets, net	62,402	66,789
Equity investments in Affiliates	658,332	630,996
Acquired client relationships, net	571,573	1,400,806
Goodwill	1,413,217	1,995,756
Other assets	99,800	216,408

Total assets	$3,390,906	$4,950,942

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$117,227	$240,796
Unsettled fund share payables	—	54,302
Payables to related party	109,888	100,176

Total current liabilities	227,115	395,274
Senior debt	—	371,000
Senior convertible securities	456,976	418,987
Junior convertible trust preferred securities	507,358	509,222
Deferred income taxes	322,671	471,571
Other long-term liabilities	26,066	188,905

Total liabilities	1,540,186	2,354,959
Redeemable non-controlling interests	368,999	386,183
Equity:
Common stock	458	539
Additional paid-in capital	612,091	1,016,318
Accumulated other comprehensive income	45,958	70,973
Retained earnings	873,137	949,759

	1,531,644	2,037,589
Less: treasury stock, at cost	(421,954)	(325,521)

Total stockholders' equity	1,109,690	1,712,068
Non-controlling interests	281,946	497,732
Non-controlling interests in partnerships	90,085	—

Total equity	1,481,721	2,209,800

Total liabilities and equity	$3,390,906	$4,950,942

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(dollars in thousands)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2009	$458	$612,091	$45,958	$873,137	$(421,954)	$281,946	$90,085	$1,481,721
Stock issued under option and other incentive plans	—	(61,381)	—	—	96,424	—	—	35,043
Tax benefit of option exercises	—	10,143	—	—	—	—	—	10,143
Issuance costs	—	(330)	—	—	—	—	—	(330)
Settlement of forward equity sale agreement	55	294,601	—	—	—	—	—	294,656
Share-based payment arrangements	—	16,370	—	—	—	—	—	16,370
Changes in Affiliate equity value	—	(49,513)	—	—	—	8,542	—	(40,971)
Conversion of zero coupon convertible notes	9	47,449	—	—	9	—	—	47,467
Distributions to non-controlling interests	—	—	—	—	—	(98,068)	—	(98,068)
Investments in Affiliates	17	146,888	—	—	—	197,542	—	344,447
Net Income	—	—	—	76,622	—	107,770	(4,385)	180,007
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	(85,700)	(85,700)
Other comprehensive income	—	—	25,015	—	—	—	—	25,015

September 30, 2010	$539	$1,016,318	$70,973	$949,759	$(325,521)	$497,732	$—	$2,209,800

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Cash flow from operating activities:
Net Income	$67,860	$69,029	$147,349	$180,007
Adjustments to reconcile Net Income to net cash flow from operating activities:
Amortization of intangible assets	8,293	20,517	24,430	39,045
Amortization of issuance costs	1,843	1,959	5,479	5,653
Depreciation and other amortization	3,167	3,716	9,649	10,117
Deferred income tax provision	3,873	6,643	20,701	24,298
Imputed Interest Expense	3,389	7,191	10,126	17,303
Income from equity method investments, net of amortization	(8,203)	(9,536)	(21,970)	(28,543)
Distributions received from equity method investments	13,725	14,656	42,545	51,420
Tax benefit from exercise of stock options	1,715	1,402	3,174	3,478
Stock option expense	2,560	3,608	5,695	10,410
Affiliate equity expense	3,150	3,511	9,869	10,312
Other adjustments	(14,545)	(530)	(33,125)	9,022
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(17,051)	13,277	845	(12,052)
(Increase) decrease in investments in partnerships	—	—	331	(503)
(Increase) decrease in prepaids and other current assets	(811)	(20,280)	(10,024)	(512)
(Increase) decrease in other assets	(46)	(1,654)	2,869	(9,779)
(Increase) decrease in unsettled fund shares receivable	—	1,651	—	(573)
Increase in unsettled fund shares payable	—	1,253	—	3,519
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	11,243	51,956	(49,876)	38,858

Cash flow from operating activities	80,162	168,369	168,067	351,480

Cash flow used in investing activities:
Investments in Affiliates	(137,860)	(10,980)	(139,271)	(804,017)
Purchase of fixed assets	(438)	(2,209)	(1,653)	(5,316)
Purchase of investment securities	—	(12,801)	(11,746)	(43,203)
Sale of investment securities	1,584	—	7,303	11,784

Cash flow used in investing activities	(136,714)	(25,990)	(145,367)	(840,752)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	5,000	—	1,022,500
Repayments of senior bank debt	—	(293,500)	(233,514)	(651,500)
Issuance of common stock	18,139	10,641	29,760	36,055
Issuance costs	(288)	(102)	(1,209)	(330)
Excess tax benefit from exercise of stock options	2,750	1,946	3,836	6,664
Settlement of forward equity sale agreement	—	194,653	144,258	294,657
Note payments	7,196	(5,893)	2,718	(31,784)
Distributions to non-controlling interests	(14,962)	(16,754)	(102,087)	(77,446)
Affiliate equity issuances and repurchases	(7,502)	(6,591)	(40,308)	(116,123)
Subscriptions (redemptions) of non-controlling interests in partnerships	—	—	(471)	503

Cash flow from (used in) financing activities	5,333	(110,600)	(197,017)	483,196

Effect of foreign exchange rate changes on cash and cash equivalents	2,100	3,130	3,136	2,041
Net increase (decrease) in cash and cash equivalents	(49,119)	34,909	(171,181)	(4,035)
Cash and cash equivalents at beginning of period	274,369	220,543	396,431	259,487

Cash and cash equivalents at end of period	$225,250	$255,452	$225,250	$255,452

Supplemental disclosure of non-cash activities:
Notes received for Affiliate equity sales	$357	$5,656	$4,417	$13,298
Payables recorded for Affiliate equity purchases	26,021	19,224	26,692	34,508
Stock issued for conversion of zero coupon senior convertible note	—	—	—	47,467
Stock issued for Investments in Affiliates	—	—	—	146,906
Stock issued for settlement of forward equity sale agreement	—	—	—	44,450
Payables recorded under contingent payment arrangements	34,600	—	34,600	64,250

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

        The Revolver, which will mature in February 2012, contains financial covenants with respect to leverage and interest coverage. The Revolver also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Revolver are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. At September 30, 2010, the Company had $371,000 of outstanding borrowings under the Revolver.

        As further described in Note 15, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on $50 million of its variable rate debt. For the period October 1, 2010 through October 1, 2015, the Company will pay a weighted average fixed rate of 1.66% on the notional amount plus any applicable spread payable under variable rate debt agreements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Senior Convertible Securities

        The carrying values of the senior convertible securities are as follows:

	December 31, 2009		September 30, 2010
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2008 senior convertible notes	$409,594	$460,000	$418,987	$460,000
Zero coupon senior convertible notes	47,382	50,135	—	—

Total senior convertible securities	$456,976	$510,135	$418,987	$460,000

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Junior Convertible Trust Preferred Securities

        The carrying values of the Company's junior convertible trust preferred securities are as follows:

	December 31, 2009		September 30, 2010
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
2006 junior convertible trust preferred securities	$212,466	$300,000	$213,292	$300,000
2007 junior convertible trust preferred securities	294,892	430,820	295,930	430,820

Total junior convertible securities	$507,358	$730,820	$509,222	$730,820

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

5.     Forward Equity Sale Agreements

        During 2009, the Company entered into a forward equity sale agreement with a major securities firm to sell shares of its common stock. As of September 30, 2010, no forward equity sales are outstanding and the Company may sell up to an additional $103,500 under this agreement.

6.     Income Taxes

        The consolidated income tax provision includes taxes attributable to controlling interests and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Controlling Interests:
Current Tax	$63	$7,931	$(9,108)	$15,783
Intangible related deferred taxes	6,181	9,820	25,296	34,870
Other Deferred Taxes	(2,308)	(1,423)	(4,595)	(8,357)

Total Controlling Interests	3,936	16,328	11,593	42,296

Non-Controlling Interests:
Current Tax	$1,430	$9,394	$3,682	$12,796
Deferred Taxes	—	(1,754)	—	(2,214)

Total Non-Controlling Interests	1,430	7,640	3,682	10,582

Provision for income taxes	$5,366	$23,968	$15,275	$52,878

Income before income taxes (controlling interest)	$21,705	$50,283	$46,466	$118,918

Effective Tax rate attributable to controlling interests(1)	18.1%	32.5%	24.9%	35.6%

(1)
Taxes attributable to controlling interests divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Current:
Federal	$(3,418)	$185	$(18,043)	$(19)
State	2,289	1,862	6,216	5,315
Foreign	2,622	15,278	6,401	23,284

Total Current	1,493	17,325	(5,426)	28,580

Deferred:
Federal	3,948	12,877	22,404	29,257
State	451	(51)	(440)	2,792
Foreign	(526)	(6,183)	(1,263)	(7,751)

Total Deferred	3,873	6,643	20,701	24,298

Provision for Income Taxes	$5,366	$23,968	$15,275	$52,878

        During the quarter ended September 30, 2010, the Company realized a deferred tax benefit of $4,065 from the revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom.

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2009	September 30, 2010
Deferred Tax Assets
State net operating loss carryforwards	$28,694	$29,774
Foreign tax credit carryforwards	9,442	21,094
Capital loss carryforwards	1,808	1,472
Other	14,297	16,223

Total deferred tax assets	54,241	68,563
Valuation allowance	(25,294)	(26,454)

Deferred tax assets, net of valuation allowance	$28,947	$42,109

Deferred Tax Liabilities
Intangible asset amortization	$(188,872)	$(200,788)
Convertible securities interest	(139,279)	(150,558)
Non-deductible intangible amortization	(19,745)	(147,811)
Other	(3,722)	(14,523)

Total deferred tax liabilities	(351,618)	(513,680)

Net deferred tax liability	$(322,671)	$(471,571)

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

        In 2010, in connection with the closing of investments in Artemis, Pantheon and Aston (discussed further in Note 18), the Company recorded deferred tax liabilities of approximately $132,000 for acquired intangible assets that were not deductible for tax purposes in foreign jurisdictions or the United States.

        At September 30, 2010, the Company had state net operating loss carryforwards that expire over a 15-year period beginning in 2010. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2010. The valuation allowances at December 31, 2009 and September 30, 2010 were principally related to the uncertainty of the realization of the foreign tax credits and the state net operating loss carryforwards, which realization depends upon the Company's generation of sufficient taxable income prior to their expiration.

        At September 30, 2010, the Company's liability for uncertain tax positions was $23,062, including interest and related charges of $3,731. The Company does not anticipate that this liability will change significantly over the next twelve months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Numerator:
Net Income (controlling interest)	$17,769,000	$33,955,000	$34,873,000	$76,622,000
Interest expense on convertible securities, net of taxes	36,000	—	108,000	53,000

Net Income (controlling interest), as adjusted	$17,805,000	$33,955,000	$34,981,000	$76,675,000

Denominator:
Average shares outstanding—basic	41,854,249	51,154,863	41,115,819	46,054,042
Effect of dilutive instruments:
Stock options	791,078	739,367	496,711	866,912
Forward sale	747,977	1,641	348,925	1,306,158
Senior convertible securities	873,803	—	873,803	514,761

Average shares outstanding—diluted	44,267,107	51,895,871	42,835,258	48,741,873

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

        The calculation of diluted earnings per share for the three months ended September 30, 2009 and 2010 excludes the potential exercise of options to purchase 0.9 million and 1.8 million common shares, respectively, because the effect would be anti-dilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2009 and 2010 excludes the potential exercise of options to purchase 2.6 million and 1.8 million common shares, respectively, because the effect would be anti-dilutive.

        As discussed further in Note 20, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

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

        In connection with its Pantheon investment, the Company has committed to co-invest in certain Pantheon investment partnerships where it serves as the general partner. As of September 30, 2010, these commitments totaled approximately $97,964 and may be called in future periods. Russell Investments (Pantheon's former owner) is contractually obligated to reimburse the Company for $72,703 of these commitments when they are called.

9.     Investments in Partnerships

        As of December 31, 2009 and September 30, 2010, the Affiliates' investments in partnerships that are not consolidated were $17,631 and $108,318, respectively. These assets are reported within Prepaid expenses and other current assets and Other assets in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other income" in the Consolidated Statements of Income.

        During the third quarter of 2010, the Company modified the governance provisions of certain investment partnerships that were previously consolidated. As a result, the Company deconsolidated these partnerships, which were previously reported as Investments in partnerships.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Investments in Marketable Securities

        The cost of investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31, 2009	September 30, 2010
Cost of investments in marketable securities	$50,631	$65,911
Gross unrealized gains	6,108	19,104
Gross unrealized losses	(49)	(70)

11.   Unsettled Fund Share Receivables and Payables

        Unsettled fund share receivables and payables are created by the normal settlement periods on transactions initiated by certain clients of Affiliate funds domiciled in the United Kingdom. The gross presentation of the receivable ($57,046) and offsetting payable ($54,302) reflects the legal relationship between the underlying investor and the Company.

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

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a quarterly basis.

		Fair Value Measurements
	December 31, 2009
		Level 1	Level 2	Level 3
Financial Assets
Investments in partnerships	$111,440	$93,066	$14,365	$4,009
Investments in marketable securities	56,690	54,480	2,210	—
Financial Liabilities
Contingent payment obligations	$27,074	$—	$—	$27,074
Obligations to related parties	78,653	—	—	78,653

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	September 30, 2010
		Level 1	Level 2	Level 3
Financial Assets
Investments in partnerships	$124,837	$15,327	$34,451	$75,059
Investments in marketable securities	84,945	82,959	1,986	—
Financial Liabilities
Contingent payment obligations	$72,821	$—	$—	$72,821
Obligations to related parties	68,822	—	—	68,822
Interest rate swap contracts	566	—	566	—

        During the three and nine months ended September 30, 2010, there were no significant transfers of financial assets between Level 1 and Level 2. During the nine months ended September 30, 2010, financial assets valued at $3,709 transferred from Level 3 to Level 2. The fair value of Level 2 assets was determined using quoted prices for similar instruments in active markets, by model-derived valuations in which all significant inputs were observable in active markets or by using net asset value as a practical expedient. The fair value of Level 3 assets was determined using net asset value one quarter in arrears (adjusted for current period calls and distributions) for certain of the Company's investments accounted for under the equity method. The fair value of Level 3 liabilities was determined using an income approach with assumptions made about future cash flows and discount rates.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the changes in Level 3 assets and liabilities for the three and nine months ended September 30, 2009 and 2010:

	Financial Assets
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Balance, beginning of period	$4,185	$68,372	$4,185	$4,009
Realized and unrealized gains (losses) included in net income	—	2,215	—	2,215
Realized and unrealized gains (losses) included in other comprehensive income	—	—	—	—
New Investments	—	—	—	68,072
Purchases	—	5,768	—	5,768
Sales	—	(996)	—	(996)
Other	—	(300)	—	(300)
Transfers in and/or out of Level 3	—	—	—	(3,709)

Balance, end of period	$4,185	$75,059	$4,185	$75,059

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from assets still held at end of period	$—	$2,215	$—	$2,215
Amount of total gains (losses) included in other comprehensive income	$—	$—	$—	$—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Liabilities
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Balance, beginning of period	$1,315	$117,648	$27,764	$105,727
Realized and unrealized (gains) losses
included in net income	107	4,090	(125)	6,545
Realized and unrealized (gains) losses included in other comprehensive income	—	3,611	—	2,842
New Investments	34,600	—	34,600	100,513
Additions	26,021	22,256	26,693	37,540
Settlements	(1,216)	(5,962)	(28,105)	(111,524)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$60,827	$141,643	$60,827	$141,643

Amount of total gains (losses) included in net income attributable to unrealized gains (losses) from unsettled liabilities at end of period	$—	$4,090	$—	$6,545
Amount of total gains (losses) included in other comprehensive income	$—	$3,611	$—	$2,842

        The carrying amount of the Company's cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2008 senior convertible notes, and the 2006 and 2007 junior convertible trust preferred securities at September 30, 2010 was $469,775 and $572,341, respectively.

13.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2009 and September 30, 2010, the total receivable (reported in "Other assets") was $45,253 and $44,588, respectively. The total payable as of December 31, 2009 was $109,888, which is included in current liabilities. The total payable as of September 30, 2010 was $115,913, of which $100,176 is included in current liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the nine months ended September 30, 2010:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2010	5,166,344	$54.29
Options granted	554,064	62.96
Options exercised	(859,299)	42.19
Options forfeited	(4,128)	65.29

Unexercised options outstanding—September 30, 2010	4,856,981	57.41	4.9

Exercisable at September 30, 2010	2,462,108	54.84	4.6

        The Company's Net Income (controlling interest) for the three and nine months ended September 30, 2010 includes compensation expense of $2,219 and $6,402, respectively (net of income tax benefits of $1,389 and $4,008, respectively, related to the Company's share-based compensation arrangements). As of September 30, 2010, the deferred compensation expense related to share-based compensation arrangements was $47,382 which is expected to be recognized over a weighted average period of approximately four years (assuming no forfeitures). As of September 30, 2010, 0.2 million options have expiration dates prior to the end of 2010.

15.   Derivative Financial Instruments

        The Company periodically uses derivative contracts to manage interest rate exposure associated with its variable interest rate debt. In September 2010, the Company entered into forward starting interest rate swap agreements with notional amounts totaling $50,000, which became effective October 1, 2010 and expire on October 1, 2015. The Company receives payments based on LIBOR and makes payments based on a weighted average annual fixed rate of 1.66% on the notional amount. Certain of the Company's derivative contracts contain provisions that require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of September 30, 2010, the Company had posted collateral of $600.

        The Company records all derivatives on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in any periods presented. As of September 30, 2010, the unrealized loss (before taxes) on the derivative instruments was $566, and the Company does not expect to reclassify any portion of the unrealized loss into earnings in the next twelve months. The fair value of the derivative instruments has been presented within other long-term liabilities.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended September 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$80,682	$109,918	$26,861	$217,461
Operating expenses:
Depreciation and other amortization	1,132	7,669	2,659	11,460
Other operating expenses	55,901	68,945	18,120	142,966

	57,033	76,614	20,779	154,426

Operating income	23,649	33,304	6,082	63,035

Non-operating (income) and expenses:
Investment and other income	(4,501)	(1,514)	(599)	(6,614)
Income from equity method investments	(217)	(7,397)	(589)	(8,203)
Investment income from investments in partnerships	(183)	(606)	(14,125)	(14,914)
Interest expense	4,685	12,341	2,514	19,540

	(216)	2,824	(12,799)	(10,191)

Income before income taxes	23,865	30,480	18,881	73,226
Income taxes	369	4,335	662	5,366

Net income	23,496	26,145	18,219	67,860
Net income (non-controlling interests)	(14,372)	(17,940)	(3,147)	(35,459)
Net income (non-controlling interests in partnerships)	(181)	(605)	(13,846)	(14,632)

Net Income (controlling interest)	$8,943	$7,600	$1,226	$17,769

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$151,817	$170,990	$31,565	$354,372
Operating expenses:
Depreciation and other amortization	3,664	18,567	2,002	24,233
Other operating expenses	105,977	108,917	19,655	234,549

	109,641	127,485	21,656	258,782

Operating income	42,176	43,505	9,909	95,590

Non-operating (income) and expenses:
Investment and other income	(5,377)	(5,156)	(851)	(11,384)
Income from equity method investments	(418)	(8,245)	(873)	(9,536)
Investment (income) loss from investments in partnerships	—	—	—	—
Interest expense	8,781	12,705	2,027	23,513

	2,986	(696)	303	2,593

Income before income taxes	39,190	44,201	9,606	92,997
Income taxes	11,734	10,364	1,870	23,968

Net income	27,456	33,837	7,736	69,029
Net income (non-controlling interests)	(13,923)	(17,033)	(4,118)	(35,074)
Net loss (non-controlling interests in partnerships)	—	—	—	—

Net Income (controlling interest)	$13,533	$16,804	$3,618	$33,955

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$221,380	$293,646	$82,156	$597,182
Operating expenses:
Depreciation and other amortization	3,221	22,569	8,289	34,079
Other operating expenses	150,130	196,817	56,450	403,397

	153,351	219,386	64,739	437,476

Operating income	68,029	74,260	17,417	159,706

Non-operating (income) and expenses:
Investment and other income	(8,900)	(3,241)	(1,423)	(13,564)
Income from equity method investments	(426)	(20,343)	(1,201)	(21,970)
Investment income from investments in partnerships	(186)	(922)	(24,957)	(26,065)
Interest expense	15,932	34,879	7,870	58,681

	6,420	10,373	(19,711)	(2,918)

Income before income taxes	61,609	63,887	37,128	162,624
Income taxes	6,584	7,506	1,185	15,275

Net income	55,025	56,381	35,943	147,349
Net income (non-controlling interests)	(35,302)	(42,370)	(9,336)	(87,008)
Net income (non-controlling interests in partnerships)	(184)	(921)	(24,363)	(25,468)

Net Income (controlling interest)	$19,539	$13,090	$2,244	$34,873

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$397,736	$445,063	$94,675	$937,474
Operating expenses:
Depreciation and other amortization	8,496	34,276	6,390	49,162
Other operating expenses	275,429	291,753	61,171	628,353

	283,925	326,030	67,560	677,515

Operating income	113,811	119,033	27,115	259,959

Non-operating (income) and expenses:
Investment and other income	(4,796)	(7,780)	(2,353)	(14,929)
Income from equity method investments	(1,185)	(24,589)	(2,769)	(28,543)
Investment loss from investments in partnerships	73	195	4,225	4,493
Interest expense	24,007	35,127	6,919	66,053

	18,099	2,953	6,022	27,074

Income before income taxes	95,712	116,080	21,093	232,885
Income taxes	24,764	23,260	4,854	52,878

Net income	70,948	92,820	16,239	180,007
Net income (non-controlling interests)	(39,673)	(56,211)	(11,886)	(107,770)
Net income (non-controlling interests in partnerships)	74	195	4,116	4,385

Net Income (controlling interest)	$31,349	$36,804	$8,469	$76,622

Balance Sheet Information
Total assets as of December 31, 2009	$1,182,940	$1,702,983	$504,983	$3,390,906
Total assets as of September 30, 2010	1,835,861	2,700,032	415,049	$4,950,942

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the nine months ended September 30, 2010:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2009	$561,753	$602,962	$248,502	$1,413,217
Goodwill acquired, net	210,383	358,110	4,757	573,250
Foreign currency translation	4,144	3,049	2,096	9,289

Balance, as of September 30, 2010	$776,280	$964,121	$255,355	$1,995,756

        The Company performed its annual goodwill assessment as of September 30, 2010 and no impairments were identified.

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2009 and September 30, 2010:

	December 31, 2009		September 30, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$389,312	$168,538	$929,999	$207,584
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	350,799	—	678,391	—
Goodwill	1,413,217	—	1,995,756	—

        During the quarter ended September 30, 2010, the Company purchased the investment advisory and administrative servicing contracts for four mutual funds from Allianz Global Investors Capital LLC. The purchase price was allocated to non-amortized acquired client relationships.

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2010, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $82,000 for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of September 30, 2010, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $24,119 for the nine months ended September 30, 2010. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $32,000 for the next five years assuming no additional investments in new or existing Affiliates.

18.   Business Combinations

        The Company periodically makes new investments in asset management firms and acquires interests from, makes additional purchase payments to and transfers interests to Affiliate management partners. The Company reported $10,597 and $545 of acquisition-related costs as selling, general and

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

administrative expenses during the nine months ended September 30, 2010 and September 30, 2009, respectively.

        Unaudited pro forma financial results are set forth below, giving consideration to the Company's investments in Artemis Investment Management ("Artemis), Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon") and Aston Asset Management LLC ("Aston"), as if such transactions occurred as of the beginning of 2009, assuming the revenue sharing arrangement had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Nine Months Ended September 30,
	2009	2010
Revenue	$896,764	$1,076,539
Net Income (controlling interest)	62,546	92,313
Earnings per share—basic	1.40	1.93
Earnings per share—diluted	1.35	1.84

        New Affiliate investments during the nine months ended September 30, 2010, contributed $178,936 and $20,752 to the Company's revenue and earnings, respectively, for the nine months ended September 30, 2010.

19.   Recent Accounting Developments

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

20.   Affiliate Equity

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require the Company to purchase their retained equity interests at certain intervals. Certain agreements also provide the Company a conditional right to require Affiliate managers to sell their retained equity

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Balance as of January 1, 2010	$368,999
Issuance of Redeemable non-controlling interest	18,804
Repurchase of Redeemable non-controlling interest	(70,520)
Changes in redemption value	68,900

Balance as of September 30, 2010	$386,183

        Although the timing and amounts of these purchases are difficult to predict, the Company expects to repurchase approximately $100,000 of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

        During the three and nine months ended September 30, 2009 and 2010, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Net Income (controlling interest)	$17,769	$33,955	$34,873	$76,622
Decrease in controlling interest paid-in capital from purchases and sales of Affiliate equity	(12,871)	(13,592)	(17,982)	(37,012)

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$4,898	$20,363	$16,891	$39,610

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Net income	$67,860	$69,029	$147,349	$180,007
Foreign currency translation adjustment	25,689	20,016	40,644	15,198
Change in net unrealized gain (loss) on investment securities	103	3,796	(48)	9,817

Comprehensive income	93,652	92,841	187,945	205,022
Comprehensive income (non-controlling interests)	(50,091)	(35,074)	(112,476)	(103,385)

Comprehensive income (controlling interest)	$43,561	$57,767	$75,469	$101,637

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2009	September 30, 2010
Foreign currency translation adjustments	$43,055	$58,253
Unrealized gain on investment securities	2,903	12,720

Accumulated other comprehensive income	$45,958	$70,973

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

        As of September 30, 2010, we manage approximately $280 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

New Investments

        In September 2010, we announced an agreement to acquire a majority interest in Trilogy Global Advisors, LLC ("Trilogy"). Trilogy manages assets for institutional and retail clients specializing in emerging and global market strategies. As of September 30, Trilogy had approximately $14 billion in assets under management.

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

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $33 billion of assets under management (as of September 30, 2010), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of any performance fees will typically be realized in the fourth quarter.

        For certain of our Affiliates, generally where we own a non-controlling interest, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income (controlling interest) and EBITDA. As a consequence, increases or decreases in these firms' assets under management (which totaled $64.9 billion as of September 30, 2010) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2009		September 30, 2010
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class:
Equity(1)	$153.2	74%	$184.6	66%
Alternative(2)	31.3	15%	63.0	23%
Fixed Income	23.5	11%	32.1	11%

Total	$208.0	100%	$279.7	100%

Geography:(3)
Domestic	$89.7	43%	$100.0	36%
Global/International	93.2	45%	148.7	53%
Emerging Markets	25.1	12%	31.0	11%

Total	$208.0	100%	$279.7	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The Geography of a particular investment product describes the general location of its investment holdings.

        Our assets under management increased significantly during the nine months ended September 30, 2010 as a result of new Affiliate investments in Artemis, Aston and Pantheon. Our investments in Pantheon and Artemis (in the second and first quarters of 2010, respectively) further diversified our business by increasing our exposure to alternative product offerings that we anticipate will be uncorrelated to equity markets (in the case of Pantheon) and global/international product offerings (in the case of Pantheon and Artemis). Our investment in Pantheon also provides a stable revenue stream because Pantheon charges management fees on the capital committed to its funds, not the value of the funds. Our investment in Aston, which closed in the second quarter of 2010, increased our domestic equity product offerings. In addition, during the nine months ended September 30, 2010, positive net client cash flows increased assets under management in our alternative and fixed income asset classes and all asset classes benefited from positive investment returns.

Results of Operations

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes-Quarter to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
Assets under management, June 30, 2010	$64.3	$155.2	$29.5	$249.0
Client cash inflows	6.4	8.5	1.4	16.3
Client cash outflows	(5.3)	(4.3)	(1.2)	(10.8)

Net client cash flows	1.1	4.2	0.2	5.5

Investment performance	7.9	15.2	2.7	25.8
Other(2)	1.6	(2.2)	—	(0.6)

Assets under management, September 30, 2010	$74.9	$172.4	$32.4	$279.7

Statement of Changes-Year to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
Assets under management, December 31, 2009	$44.5	$133.9	$29.6	$208.0
New Investments(1)	22.9	26.0	0.5	49.4

Adjusted Assets under management, December 31, 2009	67.4	159.9	30.1	257.4

Client cash inflows	15.3	20.8	5.0	41.1
Client cash outflows	(13.2)	(18.5)	(4.7)	(36.4)

Net client cash flows	2.1	2.3	0.3	4.7

Investment performance	3.8	12.5	2.0	18.3
Other(2)	1.6	(2.3)	—	(0.7)

Assets under management, September 30, 2010	$74.9	$172.4	$32.4	$279.7

(1)
We completed our investment in Artemis during the first quarter of 2010 and we completed our investments in Pantheon and Aston during the second quarter of 2010. Our presentation of assets under management activity is pro forma assuming these investments closed at the beginning of each period presented.

(2)
Includes assets under management attributable to Affiliate product transitions, the financial effects of which are not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $41.1 billion while client cash outflows totaled $36.4 billion for the nine months ended September 30, 2010. The net flows for the nine months ended September 30, 2010 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions, except as noted)	2009	2010	% Change	2009	2010	% Change
Average assets under management (in billions)(1)
Mutual Fund	$39.0	$70.3	80%	$35.2	$60.4	72%
Institutional	119.5	167.0	40%	111.6	146.5	31%
High Net Worth	27.7	31.2	13%	26.2	30.4	16%

Total	$186.2	$268.5	44%	$173.0	$237.3	37%

Revenue
Mutual Fund	$80.7	$151.8	88%	$221.4	$397.7	80%
Institutional	109.9	171.0	56%	293.6	445.1	52%
High Net Worth	26.9	31.6	17%	82.2	94.7	15%

Total	$217.5	$354.4	63%	$597.2	$937.5	57%

Net Income
Mutual Fund	$9.0	$13.5	40%	$19.5	$31.3	41%
Institutional	7.6	16.8	49%	13.1	36.8	48%
High Net Worth	1.2	3.7	11%	2.3	8.5	11%

Total	$17.8	$34.0	91%	$34.9	$76.6	119%

EBITDA(2)
Mutual Fund	$14.5	$31.3	116%	$43.8	$79.2	81%
Institutional	38.2	61.1	60%	97.3	144.9	49%
High Net Worth	7.8	9.9	27%	21.8	28.1	29%

Total	$60.5	$102.3	69%	$162.9	$252.2	55%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. These amounts also include assets managed by firms whose financial results are not consolidated ($49.2 billion and $62.4 billion for the three months ended September 30, 2009 and 2010, respectively, and $45.6 billion and $58.3 billion for the nine months ended September 30, 2009 and 2010, respectively). Assets under management attributable to any investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

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

        Our total revenue increased $136.9 million (or 63%) in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily from a 44% increase in average assets under management. This increase in average assets under management resulted principally from our new Affiliate investments and investment performance. Performance fees were not a significant component of revenue in either the three months ended September 30, 2010 or the three months ended September 30, 2009 (approximately 2% of revenue for both time periods).

        Our total revenue increased $340.3 million (or 57%) in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily from a 37% increase in average assets under management. This increase in average assets under management resulted principally from our new Affiliate investments and investment performance. Unrelated to the change in assets under management, performance fees increased $23.1 million to $39.2 million (or 144%) in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $71.1 million (or 88%) in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, while average assets under management increased 80%, and revenue increased $176.3 million (or 80%) in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, while average assets under management increased 72%. These increases in average assets under management resulted principally from investment performance and our 2010 investments in new Affiliates.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $61.1 million (or 56%) in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, while average assets under management increased 40%, and revenue increased $151.5 million (or 52%) in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, while average assets under management increased 31%. These increases in average assets under management resulted principally from investment performance and our 2010 investments in new Affiliates. Unrelated to the change in assets under management, performance fees increased $23.7 million (or 154%) in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase in revenue was proportionately greater than the increase in average assets under management as a result of an increase in assets under management at Affiliates that realize comparatively higher fee rates.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $4.7 million (or 17%) in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, while average assets under management increased 13%, and revenue increased $12.5 million (or 15%) in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, while average assets under management increased 16%. These increases in average assets under management resulted principally from investment performance.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2009	2010	% Change	2009	2010	% Change
Compensation and related expenses	$105.2	$151.5	44%	$292.8	$413.5	41%
Selling, general and administrative	26.8	73.4	174%	89.3	190.8	114%
Amortization of intangible assets	8.3	20.5	147%	24.4	39.0	60%
Depreciation and other amortization	3.2	3.7	16%	9.6	10.1	5%
Other operating expenses	10.9	9.6	(12)%	21.4	24.1	13%

Total operating expenses	$154.4	$258.7	68%	$437.5	$677.5	55%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three and nine months ended September 30, 2010, approximately $79.4 million and $205.0 million (or 52% and 50%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 44% and 41% in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively, primarily as a result of the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. These increases were also attributable to increases in aggregate Affiliate expenses of $29.8 million and $44.4 million in the three and nine months ended September 30, 2010 from new Affiliate investments, as compared to the three and nine months ended September 30, 2009, respectively, as well as increases in holding company incentive and stock-based compensation of $5.2 million and $15.3 million in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.

        Selling, general and administrative expenses increased 174% and 114% in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively. These increases resulted principally from increases in aggregate Affiliate expenses of $36.6 million and $77.6 million from new Affiliate investments in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively. These increases also resulted from a $6.0 million insurance recovery in the three and nine months ended September 30, 2009, which did not recur in the three and nine months ended September 30, 2010. The increase in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, also resulted from increases in professional fees principally related to recent investment closings of $9.8 million.

        Amortization of intangible assets increased 147% and 60% in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively. These increases were principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments.

        Depreciation and other amortization increased 16% and 5% in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, principally attributable to increases in aggregate Affiliate expenses from new Affiliate investments of $0.8 million and $1.3 million in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively. These increases were partially offset by decreases in spending on depreciable assets in recent periods.

        Other operating expenses decreased 12% in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, principally attributable to a loss realized on the transfer of Affiliate interests in the three months ended September 30, 2009, which did not recur in the three months ended September 30, 2010. This decrease was partially offset by a $4.1 million increase in aggregate Affiliate expenses from new Affiliate investments. Other operating expenses increased 13% in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, principally attributable to a $5.3 million increase in aggregate Affiliate expenses from new Affiliate investments, partially offset by a decrease in losses realized on transfers of Affiliate interests in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2009	2010	% Change	2009	2010	% Change
Income from equity method investments	$8.2	$9.5	16%	$22.0	$28.5	30%
Investment and other income	6.6	11.4	73%	13.6	14.9	10%
Investment income (loss) from
investments in partnerships	14.9	—	(100)%	26.1	(4.5)	(117)%
Interest expense	16.2	16.3	1%	48.6	48.8	0%
Imputed interest expense	3.4	7.2	112%	10.1	17.3	71%
Income tax expense	5.4	24.0	344%	15.3	52.9	246%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 16% and 30% in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively, principally as a result of increases in assets under management at Affiliates that we account for under the equity method of accounting.

        Investment and other income increased 73% in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, principally as a result of an increase in Affiliate investment earnings and foreign exchange gains, including a $2.5 million increase in aggregate Affiliate income from new Affiliate investments. Investment and other income increased 10% in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, principally as a result of a $2.8 million increase in investment and other income from new Affiliates, partially offset by a decrease in extant Affiliate investment income.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For the three months ended September 30, 2009, the income from Affiliate investments in partnerships was $14.9 million. For the nine months ended September 30, 2009 and 2010, the income (loss) from Affiliate investments in partnerships was $26.1 million and $(4.5) million, respectively. This income (loss) was principally attributable to investors who are unrelated to us.

        Interest expense increased slightly in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, principally as a result of increased borrowings under the Revolver.

        Imputed interest expense consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities as well as the accretion of our projected contingent payment arrangements. Imputed interest expense increased 112% and 71% in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively, principally as a result of increases in accretion related to our contingent payment arrangements of $4.9 million and $8.4 million in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively.

        Income taxes increased 344% and 246% in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, respectively, as the result of increases in Income before income taxes and approximately $6.0 million of taxes attributable to non-controlling interests from our 2010 new Affiliate investments. In 2009, we reported a $3 million benefit from a reduction in valuation allowances on state net operating losses, and in the third quarter of 2010, we reported a $4.1 million benefit from a change in corporate tax rates in the United Kingdom.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2009	2010	% Change	2009	2010	% Change
Net income (non-controlling interests)	$35.5	$35.1	(1)%	$87.0	$107.8	24%
Net income (loss) (non-controlling interests in partnerships)	14.6	—	(100)%	25.5	(4.4)	(117)%
Net Income (controlling interest)	17.8	34.0	91%	34.9	76.6	119%

        Net income attributable to non-controlling interests was flat in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, principally as a result of the previously discussed changes in revenue, which were offset by the increases in tax expenses attributable to non-controlling interests. Net income attributable to non-controlling interests increased 24% in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, principally as a result of the previously discussed changes in revenue partially offset by the previously discussed increases in tax expenses.

        Net income (loss) (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For the three months ended September 30, 2009, the net income from Affiliate investment partnerships attributable to the non-controlling interests was $14.6 million. For the nine months ended September 30, 2009 and 2010, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $25.5 million and $(4.4) million, respectively.

        Net Income (controlling interest) increased 91% and 119% in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively, as a result of the previously discussed increases in revenue, partially offset by increases in reported operating and income tax expenses.

Supplemental Performance Measures

        In reporting our financial and operating results during the second quarter of 2010, we renamed our non-GAAP performance measures to Economic Net Income and Economic earnings per share (formerly known as Cash Net Income and Cash earnings per share). We consider Economic Net Income an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our investment management firms. Economic Net Income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net Income (controlling interest) and Earnings per share. Economic Net Income and Economic earnings per share are not liquidity measures and should not be used in place of any liquidity measure calculated under GAAP. These measures facilitate comparisons to other asset management firms that have not engaged in significant acquisitions or issued convertible debt.

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

        The following table provides a reconciliation of Net Income (controlling interest) to Economic Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except shares and per share data)	2009	2010	2009	2010
Net Income (controlling interest)	$17.8	$34.0	$34.9	$76.6
Intangible amortization(1)(2)	16.1	26.0	48.1	59.7
Intangible-related deferred taxes	6.2	9.8	25.3	34.9
Imputed interest and contingent payment adjustments(3)	2.0	3.7	6.2	9.2
Affiliate equity expense	1.6	1.8	5.5	5.3
Affiliate depreciation	1.9	2.6	5.8	6.8

Economic Net Income	$45.6	$77.9	$125.8	$192.5

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Average shares outstanding—diluted	44,267,107	51,895,871	42,835,258	48,741,873
Assumed issuance of senior convertible securities shares	(873,803)	—	(873,803)	(514,761)
Assumed issuance of junior convertible securities shares	—	—	—	—
Dilutive impact of senior convertible securities shares	129,809	—	43,657	132,886
Dilutive impact of junior convertible securities shares	—	—	—	—

Average shares outstanding—adjusted diluted	43,523,113	51,895,871	42,005,112	48,359,998

Economic earnings per share	$1.05	$1.50	$2.99	$3.98

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.0 million and $24.1 million for the three and nine months ended September 30, 2010, respectively, is reported in "Income from equity method investments."

(2)
Our reported intangible amortization, $20.5 million and $39.0 million for the three and nine months ended September 30, 2010, respectively, includes $2.5 million and $3.5 million, respectively,

  of amortization attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

(3)
Our reported imputed interest expense, $7.2 million and $17.3 million for the three and nine months ended September 30, 2010, respectively, includes $1.2 million and $2.5 million, respectively, of imputed interest attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

        Economic Net Income increased 71% and 53% in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, primarily as a result of the previously-described factors that caused an increase in Net Income as well as increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2009	September 30, 2010
Balance Sheet Data
Cash and cash equivalents	$259.5	$255.5
Senior bank debt	—	371.0
2008 senior convertible notes	409.6	419.0
Zero coupon convertible notes	47.4	—
Junior convertible trust preferred securities	507.4	509.2

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Cash Flow Data
Operating cash flow	$80.2	$168.4	$168.1	$351.5
Investing cash flow	(136.7)	(26.0)	(145.4)	(840.8)
Financing cash flow	5.3	(110.6)	(197.0)	483.2
EBITDA(1)	60.5	102.3	162.9	252.2

(1)
The definition of EBITDA is presented in Note 2 on page 34 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At September 30, 2010, our internal leverage ratio was 1.7:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of September 30, 2010, our actual bank leverage and bank interest coverage ratios were 2.0 and 6.3, respectively, and we were in full compliance with all terms of our credit facility. We have $399 million of remaining capacity under our $770 million credit facility and we could borrow the entire amount and remain in compliance with our credit agreement.

        We are rated BBB- by Standard & Poor's. With the exception of a modest increase in the borrowing rate under our Revolver (30 basis points), a downgrade of our credit rating would have no financial effect on any of our agreements or securities (or otherwise trigger a default).

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2009	2010	2009	2010
Cash flow from operations	$80.2	$168.4	$168.1	$351.5
Interest expense, net of non-cash items(1)	14.2	14.4	42.9	43.0
Current tax provision	0.1	7.9	(9.1)	15.8
Income from equity method investments, net of distributions(2)	2.5	2.9	3.3	1.2
Changes in assets and liabilities and other adjustments(3)	(36.5)	(91.3)	(42.3)	(159.3)

EBITDA	$60.5	$102.3	$162.9	$252.2

(1)
Non-cash items represent amortization of issuance costs and imputed interest ($5.2 million and $9.2 million for the three months ended September 30, 2009 and 2010, respectively, and $15.6 million and $23.0 million for the nine months ended September 30, 2009 and 2010, respectively).

(2)
Distributions from equity method investments were $13.7 million and $14.7 million for the three months ended September 30, 2009 and 2010, respectively, and $42.5 million and $51.4 million for the nine months ended September 30, 2009 and 2010, respectively.

(3)
Other adjustments include stock option expenses, tax benefits from stock options, net income attributable to non-controlling interests and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the nine months ended September 30, 2010, we met our cash requirements primarily through cash generated by operating activities and borrowings of senior bank debt. Our principal uses of cash in the three and nine months ended September 30, 2010 were to make investments in new and existing Affiliates, make distributions to Affiliate managers and repay our senior bank debt. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of interest on outstanding debt, the repurchase of debt securities, and the repurchase of shares of our common stock and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of September 30, 2010:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt	$371.0	2012	(1)
2008 Senior Convertibles Notes	460.0	2038	(2)
Junior Convertible Trust Preferred Securities	730.8	2036/2037	(3)

(1)
Settled in cash.

(2)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

(3)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        We have a $770 million revolving credit facility (the "Revolver") under which we pay interest at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time) that vary depending on our credit rating. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Revolver by up to $175 million. The Revolver contains financial covenants with respect to leverage and interest coverage and customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Revolver are collateralized by pledges of the substantial majority of our capital stock or other equity interests owned by us. As of September 30, 2010, we had $371 million outstanding under the Revolver.

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on $50 million of our variable rate debt. For the period October 1, 2010 through October 1, 2015, we will pay a weighted average fixed rate of 1.66% on the notional amount plus any applicable spread payable under variable rate debt agreements. Certain of our derivative contracts contain provisions that require us or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of September 30, 2010, we had posted collateral of $0.6 million related to our derivative contracts.

Senior Convertible Securities

        We have one senior convertible security outstanding at September 30, 2010. The principal terms of these notes are summarized below.

	2008 Convertible Notes
Issue Date	August 2008
Maturity Date	August 2038
Par Value	$460.0
Carrying Value	419.0	(1)
Note Denomination	1,000
Current Conversion Rate	7.959
Current Conversion Price	125.65
Stated Coupon	3.95%
Tax Deduction Rate	9.38	%(2)

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

Junior Convertible Trust Preferred Securities

        We have two junior convertible trust preferred securities outstanding at September 30, 2010, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007

(the "2007 junior convertible trust preferred securities".) The principal terms of these securities are summarized below.

	2006 Junior Convertible Trust Preferred Securities		2007 Junior Convertible Trust Preferred Securities
Issue Date	April 2006		October 2007
Maturity Date	April 2036		October 2037
Par Value	$300.0		$430.8
Carrying Value	213.3	(1)	295.9	(2)
Note Denomination	50		50
Current Conversion Rate	0.333		0.250
Current Conversion Price	150.00		200.00
Stated Coupon	5.10%		5.15%
Tax Deduction Rate	7.50	%(3)	8.00	%(3)

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

Forward Equity Sale Agreement

        During 2009, we entered into a forward equity sale agreement with a major securities firm to sell shares of our common stock. As of September 30, 2010, no forward equity sales are outstanding and we may sell up to an additional $103.5 million under this agreement.

Share Repurchase Program

        In the third quarter of 2010, we did not purchase any shares of common stock under our share repurchase programs. In July 2010, our Board of Directors authorized an additional 500,000 shares of common stock for repurchase under our share repurchase programs. There are currently 1,584,706 shares that could be purchased under our share repurchase program.

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

        The increase in cash flows from operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, resulted principally from increased Net Income of $32.7 million, a decrease in settlements of accounts payable and accrued liabilities of $88.7 million and a decrease in purchases of prepaids and other current assets of $9.5 million, partially offset by a decrease in collections of investment advisory fees receivable of $12.9 million and an increase in other assets of $12.6 million.

Investing Cash Flow

        The net cash flow used in investing activities increased $695.4 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This was primarily the result of a $664.7 million increase relating to our new Affiliate investments in 2010.

Financing Cash Flow

        Net cash flows from financing activities increased $680.2 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. This was primarily a result of an increase in net borrowings of senior bank debt of $604.5 million, partially offset by an increase in repurchases of Affiliate equity of $75.8 million. In addition, we received $144.3 million and $294.7 million of proceeds from the settlement of forward equity sales in the nine months ended September 30, 2009 and September 30, 2010, respectively.

        Our investment in Artemis was financed through borrowings under our Revolver, and our investment in Aston was financed through the issuance of approximately 1.7 million shares of our common stock. Our investment in Pantheon was financed with borrowings under our Revolver and proceeds from the partial settlement of forward equity sales. We plan to finance our investment in Trilogy with available cash and borrowings from the Revolver.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $609 million through 2015. In the remainder of 2010, we do not expect to make any significant payments to settle portions of these contingent obligations.

        Proceeds available under our Revolver are sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2010:

		Payments Due
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
(in millions)
Senior bank debt	$371.0	$—	$371.0	$—	$—
Senior convertible securities(1)	968.7	—	36.3	36.3	896.1
Junior convertible trust preferred securities(2)	1,708.7	9.3	74.1	74.1	1,551.2
Leases	91.5	5.8	38.3	28.3	19.1
Other liabilities(3)	164.1	34.2	129.9	—	—

Total Contractual Obligations	$3,304.0	$49.3	$649.6	$138.7	$2,466.4

Contingent Obligations
Contingent payment obligations(4)	111.5	1.4	83.8	24.2	2.1

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460 million in 2013.

(2)
As more fully discussed on page 40, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(3)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $23.1 million and $98.0 million as of September 30, 2010, respectively) as we cannot predict when such obligations will be paid.

(4)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount is $168 million through 2011 and $442 million in periods after 2011.

Market Risk

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. As of September 30, 2010, we were a party, with major commercial banks as counterparties, to $50 million notional amount interest rate swap contracts which fix the interest rate on the notional amount to a weighted average interest rate of approximately 1.66% for the period from October 2010 to October 2015. The unrealized loss on these interest rate swap contracts as of September 30, 2010 was $0.6 million.

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

Annual Goodwill Assessment

        As of September 30, 2010, the carrying value of goodwill was $1,995.8 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified assets and liabilities. Our goodwill impairment tests are performed annually during the third quarter at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount. We completed our annual goodwill impairment test during the third quarter and no impairments were identified. For purposes of our test, the fair value of each reporting unit was measured by applying a multiple to the estimated cash flow of the reporting unit, including cash flows attributable to non-controlling interests. The fair value of each of our reporting units substantially exceeds their respective carrying values and only a material decline in the value of any of our reporting units would indicate that an impairment may exist. Management believes that the valuation inputs used to determine fair value of our reporting units are reasonable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three and nine months ended September 30, 2010. Please refer to Item 7A in our 2009 Annual Report on Form 10-K.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 9, 2010	/s/ DARRELL W. CRATE Darrell W. Crate on behalf of the Registrant as Executive Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated By-laws.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Equity for the nine month period ended September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.

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