Form 10-K
period 2010-12-31
AFFILIATED MANAGERS GROUP INC
filed 2011-03-01
CIK 1004434

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 1 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          At June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $60.77 on that date on the New York Stock Exchange, was $2,877,307,575. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 51,908,911 shares of the registrant's common stock outstanding on February 24, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 24, 2011 are incorporated by reference into Part III.

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

        We believe that substantial opportunities to make investments in high-quality boutique investment management firms will continue to arise as their founders seek to institutionalize their businesses through broader equity ownership, or approach retirement age and begin to plan for succession. Our management identifies select firms based on our thorough understanding of the asset management industry, and has developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture of commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels. We are focused on investing in the highest quality boutique investment management firms specializing in an array of investment styles and asset classes, including both traditional and alternative investment managers. We anticipate that we will have significant additional investment opportunities across the asset management industry globally, including the potential for investments in subsidiaries, divisions and other investment teams or products.

Investment Management Operations

        As of December 31, 2010, we manage approximately $320.0 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        A summary of selected financial data attributable to our operations follows:

(dollars in millions, except as noted)	2008	2009	2010
Assets under management (in billions)(1)
Mutual Fund	$34.7	$44.5	$85.2
Institutional	109.4	133.9	200.1
High Net Worth	26.0	29.6	34.7

Total	$170.1	$208.0	$320.0

Revenue(2)
Mutual Fund	$456.2	$313.2	$578.8
Institutional	559.8	415.6	649.2
High Net Worth	142.2	113.0	130.2

Total	$1,158.2	$841.8	$1,358.2

Net Income (loss) (controlling interest)(3)
Mutual Fund	$37.4	$29.7	$46.3
Institutional	(34.2)	23.6	77.8
High Net Worth	(4.5)	6.2	14.5

Total	$(1.3)	$59.5	$138.6

EBITDA(3)(4)
Mutual Fund	$102.6	$70.6	$119.4
Institutional	168.5	139.7	242.3
High Net Worth	37.9	32.5	42.7

Total	$309.0	$242.8	$404.4

(1)
Balances as of December 31.

(2)
In 2008, 2009 and 2010, revenue attributable to clients domiciled outside the U.S. was approximately 19%, 18% and 33% of total revenue, respectively.

(3)
Note 28 to the Consolidated Financial Statements on page 80 describes the basis of presentation of our distribution channel operating results. For purposes of our distribution channel operating results, expenses not incurred directly by Affiliates have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

(4)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. EBITDA is not a measure of liquidity under generally accepted accounting principles and should not be considered an alternative to cash flow from operations. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 30.

        On March 15, 2010, we completed our investment in Artemis Investment Management Ltd ("Artemis") in combination with the management team of Artemis. Artemis specializes in active investment management for retail and institutional investors in the UK, as well as Europe and the Middle East, across a range of mutual funds and segregated institutional accounts.

        On April 15, 2010, we completed our investment in Aston Asset Management LLC ("Aston") through the acquisition of Highbury Financial Inc., Aston's parent company. Based in Chicago, Aston offers sub-advised investment products to the mutual fund and managed accounts markets. Aston is the advisor to the Aston Funds, a manager of managers fund family of 24 no-load mutual funds.

        On June 30, 2010, we completed our investment in Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon"). Pantheon manages regional private equity funds-of-funds in Europe, the United States and Asia, as well as global secondary funds-of-funds, global infrastructure fund-of-funds and customized separate account programs.

        On December 3, 2010, we completed our investment in Trilogy Global Advisors, LLC ("Trilogy"). Based in New York and Florida, Trilogy manages assets for institutional and retail clients specializing in emerging and global market strategies.

Mutual Fund Distribution Channel

        Through our Affiliates, we provide advisory or sub-advisory services to mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

        Utilizing the distribution, sales, client service and back-office capabilities of Managers Investment Group LLC ("Managers"), our Affiliates are provided access to the Mutual Fund wholesale distribution channel and wrap sponsor platforms. Managers offers Affiliates a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms. Within this distribution channel, Managers is presently servicing and distributing approximately 40 mutual funds, including funds managed by ten Affiliates.

Institutional Distribution Channel

        Through our Affiliates, we offer a broad range of investment styles in the Institutional distribution channel, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

        Our institutional investment products are distributed by over 100 sales and marketing professionals who develop new institutional business through direct sales efforts and established relationships with pension consultants. Our efforts are designed to ensure that our Affiliates' products and services successfully address the specialized needs of their clients and are responsive to the evolving demands of the marketplace and provide our Affiliates with resources to improve sales and marketing materials, network with the pension consultant and plan sponsor communities, and further expand and establish new distribution alternatives.

        We continue to work with our Affiliates in executing and enhancing their marketing and client service initiatives by expanding our global distribution platform. Our global distribution platform includes offices in Sydney, serving institutional investors in Australia and New Zealand; London, serving institutional investors in the Middle East and Europe; and Hong Kong, serving institutional investors in Asia. Our Affiliates currently manage approximately $135 billion in assets for non-U.S. clients in more than 40 countries, including Australia, Brazil, Canada, Germany, Japan, Luxembourg, the Netherlands, Singapore, the United Arab Emirates and the United Kingdom.

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

        We have undertaken several initiatives to provide our Affiliates with enhanced managed account distribution and administration capabilities. Within our High Net Worth distribution channel, Managers is presently distributing more than 20 investment products managed by multiple Affiliates. Managers distributes single and multi-manager separate account products and mutual funds through brokerage firms.

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

        Although the specific structure of each investment is highly tailored to meet the needs of a particular Affiliate, in all cases, we establish a meaningful equity interest in the firm, with the remaining equity interests retained by the management of the Affiliate. Each Affiliate is organized as a separate firm, and its operating or shareholder agreement is structured to provide appropriate incentives for Affiliate management owners and to address the Affiliate's particular characteristics while also enabling us to protect our interests, including through arrangements such as long-term employment agreements with key members of the firm's management team.

        In most cases, we own a majority of the equity interests of a firm and structure a revenue sharing arrangement, in which a percentage of revenue is allocated for use by management of that Affiliate in paying operating expenses of the Affiliate, including salaries and bonuses. We call this the "Operating Allocation." The portion of each Affiliate's revenue that is allocated to the owners of that Affiliate (including us) is called the "Owners' Allocation." Each Affiliate allocates its Owners' Allocation to its managers and to us generally in proportion to their and our respective ownership interests in that Affiliate.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($71.3 billion as of December 31, 2010 and included in our reported assets under management) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

        We are focused on establishing and maintaining long-term partnerships with our Affiliates. Our shared equity ownership gives both us and our Affiliates meaningful incentives to manage their businesses for strong future growth. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the firm's growth strategy.

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

        Through our Affiliates, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management; most asset-based fees are billed by our Affiliates quarterly. Our private equity products bill advisory fees on committed capital.

        Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). Most client accounts in the High Net Worth distribution channel are billed in advance, and most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Asset-based fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes due to client withdrawals. Conversely, asset-based fees billed in arrears will reflect changes in the market value of assets under management for that period.

        In addition, over 50 Affiliate alternative investment and equity products, representing approximately $40 billion of assets under management (as of December 31, 2010), bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

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

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management as of December 31, 2010.

	Assets under Management	Percentage of Total
	(in billions)
Distribution Channel:
Mutual Fund	$85.2	27%
Institutional	200.1	62%
High Net Worth	34.7	11%

Total	$320.0	100%

Asset Class:
Equity(1)	$220.4	69%
Alternative(2)	65.3	20%
Fixed Income	34.3	11%

Total	$320.0	100%

Geography:(3)
Domestic	$110.5	34%
Global/International	169.1	53%
Emerging Markets	40.4	13%

Total	$320.0	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The Geography of a particular investment product describes the general location of its investment holdings.

Prospective Affiliates

        Our target investment universe includes more than 1,800 investment management firms globally, and we have established relationships with approximately 800 of these firms and continue to develop new relationships with additional firms. This group of boutique investment management firms includes independently owned firms, as well as investment management subsidiaries of larger organizations and strategic distribution firms located in the U.S. and around the world. We believe that demographic trends will continue to create a number of transaction opportunities as the founders of independent firms experience a need for partnership transition and succession planning, or otherwise seek a degree of diversification and additional resources to pursue their growth strategy. In addition, we expect that the number of transaction opportunities available to us will be further enhanced as larger financial organizations dispose of non-core asset management subsidiaries and private equity firms sell investments in asset managers.

        We are well positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, our broad industry relationships, as well as our substantial experience and expertise in structuring and negotiating transactions. In addition, we have a strong reputation as an effective partner to our existing Affiliates, and are recognized as an innovative, supportive institutional partner for the highest quality boutique investment management firms.

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

Government Regulation

        Our Affiliates' businesses are subject to complex and extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and various non-U.S. regulatory authorities. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Changes in these laws or regulations could have a material adverse impact on our Affiliates' businesses, our profitability and mode of operations, and could require that we or our Affiliates incur substantial cost or curtail our operations or investment offerings. Regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates and any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damage, and potentially have an adverse effect on the price of our common stock. Global financial regulatory reform initiatives are likely to result in more stringent regulation of the financial services industry in which we and our Affiliates operate, which could adversely affect our business.

Employees and Corporate Organization

        As of December 31, 2010, we employed approximately 110 persons and our Affiliates employed approximately 1,800 persons, the substantial majority of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

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

        A decline in global market conditions may result in decreases in the level of our Affiliates' assets under management due to the significant declines in the value of securities, as well as a global decrease in assets invested in the equity markets. Since our assets under management are largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets.

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

        We and our Affiliates routinely execute transactions with various counterparties in the financial services industry. Historical market volatility highlights the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. We and our Affiliates may be exposed to such risk in the event that a counterparty with whom we transact defaults on its obligations, or if there are other unrelated systemic failures in the markets.

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

        Our Affiliates' businesses are subject to extensive regulation by various U.S. federal regulatory authorities, certain state regulatory authorities and non-U.S. regulatory authorities. We cannot ensure that our Affiliates will fulfill all applicable regulatory requirements. If we or any of our Affiliates were to be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and financial condition even if we (or our Affiliates) were found not to have committed any violation of the securities laws or other misconduct. The failure of any Affiliate to satisfy regulatory requirements could subject that Affiliate to sanctions that might materially impact the Affiliate's business and our business. Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, could occur without notice and have a material adverse impact on our profitability and mode of operations. In addition, proposals in the United States and the European Union have called for more stringent regulation and additional taxation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur which could adversely affect our business, our access to capital and the market for our common stock.

        In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") represents a comprehensive overhaul of the financial services regulatory environment and will require federal agencies to implement numerous new rules, many of which may not be implemented for months or even years. The Dodd-Frank Act also includes significant corporate governance and executive compensation-related provisions. In the United Kingdom and Europe, our business may be impacted by financial services reform initiatives enacted by the European Union. Compliance with these new laws and regulations may result in increased compliance costs and expenses.

Our international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        We and some of our Affiliates operate offices or advise clients outside of the United States, and several affiliated investment management firms are based outside the United States. Accordingly, we and our current and any prospective affiliated investment management firms that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other risks related to our international operations may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

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

The failure to receive regular distributions from our Affiliates would adversely affect us. In addition, our structure results in substantial structural subordination that may affect our ability to make payments on our obligations.

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

        Our Affiliates have generally entered into agreements with us under which they have agreed to pay us a specified percentage of their respective gross revenue, while retaining a percentage of revenue for use in paying that Affiliate's operating expenses. We may not anticipate and reflect in those agreements possible changes in the revenue and expense base of any Affiliate, and the agreed-upon expense allocation may not be large enough to pay for all of an Affiliate's operating expenses. We may elect to defer the receipt of our share of an Affiliate's revenue to permit the Affiliate to fund such operating expenses, or we may restructure our relationship with an Affiliate with the aim of maximizing the long-term benefits to us, but we cannot be certain that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship may have an adverse effect on our near-term or long-term profitability and financial condition.

The sale or issue of substantial amounts of our common stock could adversely impact the price of our common stock.

        The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities and entered into contracts that may result in the issuance of our common stock upon the occurrence of certain events. As of December 31, 2010, approximately 7.8 million shares remain issuable under the terms of our convertible securities. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms may require additional capital. We may also need to repurchase some or all of our outstanding 3.95% convertible senior notes in the third quarter of 2013. We are contingently liable to make additional purchase payments upon the achievement of specified financial targets in connection with certain of our prior acquisitions and we have obligations to purchase additional equity in existing Affiliates, which obligations may be triggered from time to time. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. As of December 31, 2010, we are in compliance with the terms of our credit facility, which matures in January 2015.

        Our level of indebtedness may increase if we fund one or more future acquisitions through borrowings under our credit facility. This additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and will require us to dedicate a greater portion of our cash flow from operations to payments on our indebtedness.

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

        At December 31, 2010, our total assets were approximately $5.3 billion, of which approximately $3.6 billion were intangible assets, and approximately $0.7 billion were equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our results of operations.

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

        Our Affiliates derive almost all of their revenue from their clients based upon their investment management contracts with those clients. These contracts are typically terminable by the client without penalty upon relatively short notice (typically not longer than 60 days) and may not be assignable without consent. We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If our Affiliates' clients withdraw a substantial amount of funds, it is likely to harm our results. In addition, investment management contracts with mutual funds are subject to annual approval by each fund's board of directors.

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

Item 2.    Properties

        Our headquarters and principal offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965; we believe that the property is suitable for the foreseeable future. We also lease offices in Palm Beach, Florida, Sydney, Australia, London, England and Hong Kong. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business.

Item 3.    Legal Proceedings

        From time to time, we and our Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2009 for the periods indicated.

	High	Low
2009
First Quarter	$49.56	$27.99
Second Quarter	63.10	40.00
Third Quarter	71.31	51.95
Fourth Quarter	73.50	61.00
2010
First Quarter	$81.43	$60.55
Second Quarter	88.01	60.39
Third Quarter	80.15	58.08
Fourth Quarter	102.06	77.93

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on February 24, 2011 was $104.61. As of February 24, 2011, there were 31 stockholders of record.

        We have not declared a cash dividend with respect to the periods presented. We do not anticipate paying cash dividends on our common stock as we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase debt securities and shares of our common stock when appropriate, and develop our existing business. Furthermore, our credit facility prohibits us from making cash dividend payments to our stockholders. We did not repurchase any shares of our common stock during the quarter ended December 31, 2010. As of February 15, 2011, there were 1,584,706 shares that could be purchased under our share repurchase programs.

        The following graph compares the cumulative stockholder return on our common stock from November 21, 1997, the date of our initial public offering, through December 31, 2010, with the cumulative total return, during the equivalent period, on the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of BlackRock, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Janus Capital Group Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. ("New Peer Group"). Previously our peer group also included W.P. Stewart & Co., Ltd. The comparison assumes the investment of $100 on November 21, 1997 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.    Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except as noted and per share data)
Assets under Management (at period end, in millions)	$241,140	$274,764	$170,145	$208,039	$320,046
Statement of Income Data
Revenue	$1,170,353	$1,369,866	$1,158,217	$841,840	$1,358,242
Net income	362,495	456,575	131,899	212,916	287,328
Net Income (loss) (controlling interest)	146,608	176,499	(1,325)	59,473	138,633
Earnings (loss) per share—diluted	3.69	4.51	(0.03)	1.38	2.81
Other Financial Data
Cash Flow from (used in):
Operating activities	$484,906	$509,403	$507,965	$243,210	$480,699
Investing activities	(140,469)	(512,522)	(93,613)	(181,501)	(973,799)
Financing activities	(283,595)	21,566	(238,340)	(202,266)	545,044
EBITDA(1)	342,118	417,108	309,043	242,787	404,391
Economic Net Income(2)	224,468	263,469	225,367	185,711	299,083
Economic earnings per share(2)(3)	5.73	6.77	5.57	4.37	6.09
Balance Sheet Data
Total assets(4)	$2,659,088	$3,373,787	$3,212,700	$3,390,906	$5,291,215
Long-term debt(5)	1,280,656	1,746,230	1,184,083	964,334	1,391,990
Redeemable non-controlling interests(6)	431,979	515,371	297,733	368,999	406,292
Stockholders' equity(7)	114,396	63,769	924,801	1,109,690	1,799,963

(1)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 30.

(2)
In reporting our financial and operating results during the second quarter of 2010, we renamed our non-GAAP performance measures to Economic Net Income and Economic earnings per share (formerly known as Cash Net Income and Cash earnings per share). Under our Economic Net Income definition, we add to Net Income (controlling interest) amortization (including equity method amortization), deferred taxes related to intangible assets, non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and Affiliate equity expense. Our use of Economic Net Income, including a reconciliation of Economic Net Income to Net Income, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 27.

  In the first quarter of 2010, we modified our Economic Net Income definition to exclude the effect of imputed interest related to contingent payment arrangements from Net Income (controlling interest), and in the fourth quarter of 2010 we further modified the definition to no longer add back Affiliate depreciation to Net Income (controlling interest). If we had applied these definition changes to all periods presented above, Economic Net Income would have been $218,738, $257,295, $218,347, $170,438 and $292,282 and Economic earnings per share would have been

  $5.58, $6.61, $5.40, $4.01 and $5.95 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

(3)
Economic Earnings per share represents Economic Net Income divided by the adjusted diluted average shares outstanding. In this calculation, the potential share issuance in connection with our convertible securities is measured using a "treasury stock" method. Under this method, only the net number of shares of common stock equal to the value of contingently convertible securities and the junior convertible trust preferred securities in excess of par, if any, are deemed to be outstanding. Our use of Economic Earnings per share is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 27.

(4)
Total assets have increased as we have made new or additional investments in affiliated investment management firms (see Note 18, "Business Combinations," on page 69).

(5)
Long-term debt consists of the following: Senior bank debt, zero coupon senior convertible notes, floating rate convertible securities, 2008 senior convertible notes, mandatory convertible securities and junior convertible trust preferred securities. In 2008, we settled approximately $600 million of our floating rate convertible securities and our mandatory convertible securities. In 2010, we called our zero coupon senior convertible notes for redemption and all holders elected to convert their notes into shares of common stock.

(6)
Represents the current redemption value of the non-controlling interests held in our Affiliates, as described in the Notes to the Consolidated Financial Statements.

(7)
During 2006 and 2007, we repurchased $537,777 and $426,479 of our common stock, respectively. In 2008, we issued approximately 10.8 million shares of common stock to retire our floating rate convertible securities and our mandatory convertible securities. In 2009, we issued approximately 1.8 million shares under our forward equity sale agreement. In 2010, we issued approximately 5.5 million shares under our forward equity sale agreement and approximately 1.7 million shares for our investment in Aston.

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

Executive Overview

        The following executive overview summarizes the significant trends affecting our results of operations and financial condition. This overview and the remainder of this Management's Discussion and Analysis supplements, and should be read in conjunction with, the Consolidated Financial Statements of AMG and its subsidiaries (collectively, the "Company" or "AMG") and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

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

        The table below shows our financial highlights for each of the past three years:

(in millions, except as noted and per share data)	2008	2009	% Change	2010	% Change
Assets under Management (in billions)	$170.1	$208.0	22%	$320.0	54%
Revenue	1,158.2	841.8	(27)%	1,358.2	61%
Net Income (loss) (controlling interest)	(1.3)	59.5	n.m. (1)	138.6	133%
Earnings per share—diluted	(0.03)	1.38	n.m. (1)	2.81	104%
Economic Net Income(2)	225.4	185.7	(18)%	299.1	61%
Economic earnings per share(2)	5.57	4.37	(22)%	6.09	39%
EBITDA(3)	309.0	242.8	(21)%	404.4	67%

(1)
Percentage change is not meaningful.

(2)
Our use of Economic Net Income and Economic earnings per share, including a reconciliation of Economic Net Income to Net Income, is discussed in "Supplemental Performance Measures" on page 27.

(3)
Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 30.

        During the year ended December 31, 2010, global equity market returns improved; the MSCI EAFE and S&P 500 realized increases of 8.2% and 15.1%, respectively. Our total assets under management grew to $320.0 billion at December 31, 2010, an increase of approximately 54% over December 31, 2009. The growth in our assets under management was the result of investment performance ($39.3 billion), organic growth of our Affiliates from new client cash flows ($9.4 billion, net) and the successful completion of new Affiliate investments in Artemis, Aston, Pantheon and Trilogy ($64.5 billion).

        Our asset-based fee and performance fee revenues benefited from the increase in our assets under management in 2010. Revenue increased approximately 61%, from $841.8 million in 2009 to $1,358.2 million in 2010. Consolidated performance fee revenues increased approximately 154% from $23.0 million in 2009 to $58.4 million in 2010. Net Income (controlling interest) increased 133% in 2010 as a result of the previously discussed increases in revenue and income from equity method investments. Economic Net Income increased 61% in line with revenues in 2010 versus 2009; Economic earnings per share grew 39%.

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2008		December 31, 2009		December 31, 2010
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class:
Equity(1)	$115.5	68%	$153.2	74%	$220.4	69%
Alternative(2)	37.3	22%	31.3	15%	65.3	20%
Fixed Income	17.3	10%	23.5	11%	34.3	11%

Total	$170.1	100%	$208.0	100%	$320.0	100%

Geography:(3)
Domestic	$80.3	47%	$89.7	43%	$110.5	34%
Global/International	78.0	46%	93.2	45%	169.1	53%
Emerging Markets	11.8	7%	25.1	12%	40.4	13%

Total	$170.1	100%	$208.0	100%	$320.0	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The Geography of a particular investment product describes the general location of its investment holdings.

        Our assets under management increased significantly during the year ended December 31, 2010, in large part, as a result of new Affiliate investments in Artemis, Aston, Pantheon and Trilogy. The investments in Pantheon, Artemis and Trilogy further diversified our business by increasing our exposure to alternative, global/international and emerging market product offerings.

Results of Operations

        The following tables present a rollforward of our assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K).

Assets under Management

Statement of Changes

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2007	$62.2	$180.4	$32.2	$274.8
Client cash inflows	11.7	23.8	5.1	40.6
Client cash outflows	(15.8)	(38.1)	(6.5)	(60.4)

Net client cash flows	(4.1)	(14.3)	(1.4)	(19.8)

New investments(1)	—	0.8	6.6	7.4
Investment performance	(23.0)	(53.4)	(9.8)	(86.2)
Other(2)	(0.4)	(4.1)	(1.6)	(6.1)

December 31, 2008	$34.7	$109.4	$26.0	$170.1
Client cash inflows	8.2	25.6	5.7	39.5
Client cash outflows	(11.2)	(29.9)	(6.3)	(47.4)

Net client cash flows	(3.0)	(4.3)	(0.6)	(7.9)

New investments(1)	2.7	1.7	1.2	5.6
Investment performance	10.4	33.6	5.3	49.3
Other(2)	(0.3)	(6.5)	(2.3)	(9.1)

December 31, 2009	$44.5	$133.9	$29.6	$208.0
Client cash inflows	21.4	29.8	7.6	58.8
Client cash outflows	(18.5)	(24.2)	(6.7)	(49.4)

Net client cash flows	2.9	5.6	0.9	9.4

New investments(1)	26.5	37.6	0.4	64.5
Investment performance	9.7	25.4	4.2	39.3
Other(2)	1.6	(2.4)	(0.4)	(1.2)

December 31, 2010	$85.2	$200.1	$34.7	$320.0

(1)
In 2008, we completed an investment in Gannett Welsh and Kotler, LLC. In 2009, we completed an investment in Harding Loevner LLC. In 2010, we completed investments in Artemis, Aston, Pantheon and Trilogy.

(2)
Other includes assets under management attributable to Affiliate product transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $58.8 billion while client cash outflows totaled $49.4 billion for the year ended December 31, 2010. The net flows for the year ended December 31, 2010 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

        The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represents an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management reflects the billing patterns of particular client accounts. For example, assets under management for an account that bills in advance is presented in the table on the basis of beginning of period assets under management while an account that bills in arrears is reflected on the basis of end of period assets under management. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

(in millions, except as noted)	2008	2009	% Change	2010	% Change
Average assets under management (in billions)(1)
Mutual Fund	$50.8	$37.2	(27)%	$65.1	75%
Institutional	148.8	116.0	(22)%	156.4	35%
High Net Worth	28.5	26.8	(6)%	31.3	17%

Total	$228.1	$180.0	(21)%	$252.8	40%

Revenue(2)
Mutual Fund	$456.2	$313.2	(31)%	$578.8	85%
Institutional	559.8	415.6	(26)%	649.2	56%
High Net Worth	142.2	113.0	(21)%	130.2	15%

Total	$1,158.2	$841.8	(27)%	$1,358.2	61%

Net Income (loss) (controlling interest)(2)
Mutual Fund	$37.4	$29.7	(21)%	$46.3	56%
Institutional	(34.2)	23.6	n.m. (4)	77.8	230%
High Net Worth	(4.5)	6.2	n.m. (4)	14.5	134%

Total	$(1.3)	$59.5	n.m. (4)	$138.6	133%

EBITDA(2)(3)
Mutual Fund	$102.6	$70.6	(31)%	$119.4	69%
Institutional	168.5	139.7	(17)%	242.3	73%
High Net Worth	37.9	32.5	(14)%	42.7	31%

Total	$309.0	$242.8	(21)%	$404.4	67%

(1)
Assets under management attributable to investments that were completed during the relevant periods are included on a weighted average basis for the period from the closing date of the respective investment. Average assets under management includes assets managed by affiliated investment management firms that we do not consolidate for financial reporting purposes of $59.6 billion, $47.5 billion and $60.7 billion for 2008, 2009 and 2010, respectively.

(2)
Note 28 to the Consolidated Financial Statements on page 80 describes the basis of presentation of the financial results of our three operating segments. As discussed in Note 1 to the Consolidated Financial Statements on page 49, we are required to use the equity method of accounting for certain investments and as such do not consolidate their revenue for financial reporting purposes. Our share of profits from these investments is reported in "Income from equity method investments" and is therefore reflected in Net Income and EBITDA.

(3)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Liquidity and Capital Resources" on page 30.

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

        Our revenue increased $516.4 million (or 61%) in 2010 from 2009, primarily as a result of a 40% increase in average assets under management and our investments in new Affiliates that realize comparatively higher fee rates. The increase in average assets under management resulted principally from our new Affiliate investments, strong investment performance and positive net client cash flows. Unrelated to the change in assets under management, consolidated performance fee revenue increased $35.4 million to $58.4 million (or 154%) for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

        Our revenue decreased $316.4 million (or 27%) in 2009 from 2008, primarily as a result of a 21% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008 and negative net client cash flows. Unrelated to the change in assets under management, performance fees decreased $49.8 million to $23.0 million (or 68%) for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

        The following discusses the changes in our revenue by operating segments.

  Mutual Fund Distribution Channel

        The increase in revenue of $265.6 million (or 85%) in the Mutual Fund distribution channel in 2010 from 2009 resulted from a 75% increase in average assets under management. The increase in average assets under management resulted principally from our investments in new Affiliates, strong investment performance and positive net client cash flows.

        The decrease in revenue of $143.0 million (or 31%) in the Mutual Fund distribution channel in 2009 from 2008 resulted from a 27% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008.

  Institutional Distribution Channel

        The increase in revenue of $233.6 million (or 56%) in the Institutional distribution channel in 2010 from 2009 resulted principally from a 35% increase in average assets under management and our investments in new Affiliates that realize comparatively higher fee rates. The increase in average assets under management resulted principally from our new Affiliate investments, strong investment performance and positive net client cash flows. Unrelated to the change in assets under management, performance fees increased $34.2 million to $56.6 million (or 153%) for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

        The decrease in revenue of $144.2 million (or 26%) in the Institutional distribution channel in 2009 from 2008 resulted principally from a 22% decrease in average assets under management. The decrease in average assets under management resulted principally from the decline in global equity markets in 2008 and negative net client cash flows in 2008 and 2009. Unrelated to the change in assets under management, performance fees decreased $40.4 million to $22.4 million (or 64%) for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

  High Net Worth Distribution Channel

        The increase in revenue of $17.2 million (or 15%) in the High Net Worth distribution channel in 2010 from 2009 resulted principally from a 17% increase in average assets under management. The increase in average assets under management resulted principally from investment performance.

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

Operating Expenses

        The following table summarizes our consolidated operating expenses:-

(in millions)	2008	2009	% Change	2010	% Change
Compensation and related expenses	$516.9	$402.6	(22)%	$594.5	48%
Selling, general and administrative	201.5	126.8	(37)%	284.6	124%
Amortization of intangible assets	33.8	32.9	(3)%	60.0	82%
Depreciation and other amortization	12.8	12.8	0%	14.1	10%
Other operating expenses	26.5	26.9	2%	31.0	15%

Total operating expenses	$791.5	$602.0	(24)%	$984.2	63%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During 2010, approximately $298.4 million, or about 50.2% of our consolidated compensation expense, was attributable to our Affiliate managers from their Operating Allocations. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 48% in 2010. The increase was attributable to increases in aggregate Affiliate expenses of $84.9 million from new Affiliate investments, and $81.2 million from the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. This increase was also attributable to increases in holding company incentive and share-based compensation, as compared to 2009.

        Compensation and related expenses decreased 22% in 2009. This decrease was primarily a result of the relationship between revenue and operating expenses at our Affiliates with revenue sharing arrangements, which experienced aggregate decreases in revenue and accordingly, reported lower compensation expense. The decrease in 2009 was also attributable to a $38.7 million decrease in share-based compensation resulting from a charge in 2008 from senior management's surrender of stock options, which did not recur in 2009.

        Selling, general and administrative expenses increased 124% in 2010. This increase resulted principally from increases in aggregate Affiliate expenses of $119.2 million from new Affiliate investments. This increase also resulted from a $10.3 million increase in acquisition-related professional fees, as compared to 2009.

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

        Amortization of intangible assets increased 82% in 2010, principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments. Amortization of intangible assets decreased 3% in 2009 principally attributable to a decrease in definite-lived intangible assets, partially offset by new Affiliate investments in 2009.

        Depreciation and other amortization increased 10% in 2010, principally attributable to a $2.1 million increase in aggregate Affiliate expenses from new Affiliate investments. This increase was partially offset by decreases in spending on depreciable assets in recent periods. Depreciation and other amortization was essentially flat in 2009.

        Other operating expenses increased 15% in 2010, principally attributable to a $6.1 million increase in aggregate Affiliate expenses from new Affiliate investments, partially offset by a decrease in losses realized on transfers of Affiliate interests in 2010, as compared to 2009. Other operating expenses increased 2% in 2009, principally as a result of an increase in the loss realized on the transfer of Affiliate interests.

Other Income Statement Data

        The following table summarizes non-operating income and expense data:

(in millions)	2008	2009	% Change	2010	% Change
Income (loss) from equity method investments	$(97.1)	$31.6	n.m. (1)	$77.5	145%
Investment and other income	26.9	24.9	(7)%	22.9	(8)%
Investment income (loss) from
investments in partnerships	(63.4)	27.4	n.m. (1)	(4.5)	(116)%
Interest expense	73.4	64.6	(12)%	66.2	2%
Imputed interest expense	8.1	13.5	67%	25.0	85%
Income tax expense	19.7	32.8	66%	91.5	179%

(1)
Percentage change is not meaningful.

        Income (loss) from equity method investments consists of our share of income (loss) from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 145% in 2010, principally as a result of a $158.4 million increase in performance fees (to $278.9 million) earned by Affiliates that we account for under the equity method of accounting. Income (loss) from equity method investments increased substantially in 2009, principally as a result of a $150.0 million non-cash impairment charge in 2008, as partially offset by an increase in intangible amortization expense of $11.2 million.

        Investment and other income decreased 8% in 2010, principally as a result of a $7.5 million gain on the settlement of a contingent payment in 2009 (described further below), partially offset by a $4.0 million increase in investment and other income from new Affiliates, as well as increases in investment earnings. Investment and other income decreased 7% in 2009, principally from $34.7 million of non-recurring gains in 2008, partially offset by an increase in Affiliate investment earnings as well as a $7.5 million gain on the settlement of a contingent payment related to our new investment in Harding Loevner.

        Investment income (loss) from investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates serve as the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For 2010 and 2009, the income (loss) from investments in partnerships was $(4.5) million and $27.4 million, respectively, which was principally attributable to investors who are unrelated to us.

        Interest expense increased 2% in 2010, principally as a result of increased borrowings under our revolving credit facility, which was amended and restated in January 2011 (the "Revolver"). Interest expense decreased 12% in 2009, principally attributable to a $15.7 million decrease from a decline in Revolver borrowings, a $3.7 million decrease from the 2008 conversion of our floating rate senior convertible securities and settlement of our mandatory convertible securities and a $3.2 million decrease resulting from the repurchase of a portion of our 2007 junior convertible trust preferred securities in the fourth quarter of 2008. These decreases were partially offset by an increase of $13.4 million attributable to the issuance of our 2008 senior convertible securities in the third quarter of 2008.

        Imputed interest expense consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities as well as the accretion of our projected contingent payment arrangements. Imputed interest expense increased 85% in 2010, principally as a result of a $9.9 million increase in accretion related to our contingent payment arrangements. Imputed interest expense increased 67% in 2009, principally as a result of a $6.7 million increase in the accretion on our senior convertible securities issued in the third quarter of 2008, partially offset by a $1.1 million decrease resulting from the 2008 conversion of our floating rate senior convertible securities.

        Income taxes increased 179% in 2010, as the result of an increase in Income before income taxes and approximately $11.2 million of taxes attributable to non-controlling interests from our 2010 new Affiliate investments. This increase was partially offset by a $4.1 million benefit from revaluing certain deferred tax liabilities as a result of a change to corporate tax rates in the United Kingdom.

        Income taxes increased 66% in 2009 principally as a result of the increase in Net Income (controlling interest). This increase was offset by $6.1 million of benefits realized from the restructuring of certain Affiliate relationships, a $3.0 million reduction in valuation allowances on state net operating losses and a 2008 charge to revalue our deferred tax liabilities for changes in Massachusetts tax laws, which did not recur in 2009.

Net Income

        The following table summarizes Net Income for the past three years:

(in millions)	2008	2009	% Change		2010	% Change
Net income	$131.9	$212.9	61%		$287.3	35%
Net income (loss) (non-controlling interests
in partnerships)	(60.5)	26.7	n.m.	(1)	(4.4)	(116)%
Net income (non-controlling interests)	193.7	126.8	(35)%		153.1	21%
Net Income (loss) (controlling interest)	(1.3)	59.5	n.m.	(1)	138.6	133%

(1)
Percentage change is not meaningful.

        Net income increased 35% and 61% in 2010 and 2009, respectively, for the reasons described below.

        Net income attributable to non-controlling interests increased 21% in 2010 and decreased 35% in 2009. These changes resulted principally from the previously discussed changes in revenue. In 2010, the increase was proportionately less than the increase in revenue as a result of the previously discussed increases in tax expenses. In both periods, Affiliate equity repurchases had the effect of decreasing Affiliate equity ownership, and therefore decreasing the income attributable to non-controlling interests.

        Net income (loss) (non-controlling interests in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. In 2010 and 2009, the net income (loss) from Affiliate investment partnerships attributable to the non-controlling interests was $(4.4) million, and $26.7 million, respectively.

        Net Income (controlling interest) increased 133% in 2010 as a result of the previously discussed increases in revenue and income from equity method investments, partially offset by increases in reported operating and income tax expenses and income attributable to non-controlling interests. Net Income (controlling interest) increased substantially in 2009, principally the result of the increase in income from equity method investments and a decrease in operating expenses, partially offset by a decrease in revenue and income attributable to non-controlling interests.

Supplemental Performance Measures

        In reporting our financial and operating results during the second quarter of 2010, we renamed our non-GAAP performance measures to Economic Net Income and Economic earnings per share (formerly known as Cash Net Income and Cash earnings per share). We consider Economic Net Income an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our investment management firms. Economic Net Income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net Income (controlling interest) and Earnings per share. Economic Net Income and Economic earnings per share are not liquidity measures and should not be used in place of any liquidity measures calculated under GAAP.

        Under our Economic Net Income definition, we add to Net Income (controlling interest) amortization (including equity method amortization), deferred taxes related to intangible assets, non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and Affiliate equity expense. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners, when these transfers have no dilutive effect to our shareholders.

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

        The following table provides a reconciliation of Net Income (controlling interest) to Economic Net Income:

(in millions, except shares and per share data)	2008	2009	2010
Net Income (loss)	$(1.3)	$59.5	$138.6
Intangible amortization(1)(2)	204.6	64.4	85.9
Intangible-related deferred taxes	(12.8)	38.6	47.5
Imputed interest(3)	19.0	8.3	13.2
Affiliate equity expense	8.9	7.2	7.1
Affiliate depreciation	7.0	7.7	6.8

Economic Net Income	$225.4	$185.7	$299.1

Average shares outstanding—diluted	38,211,326	43,333,355	49,398,535
Assumed issuance of senior convertible securities shares	—	(873,803)	(383,671)
Assumed issuance of junior convertible securities shares	—	—	—
Dilutive impact of options	1,326,696	—	—
Dilutive impact of mandatory convertible securities shares	95,898	—	—
Dilutive impact of senior convertible securities shares	818,668	74,346	98,826
Dilutive impact of junior convertible securities shares	—	—	—

Average shares outstanding—adjusted diluted	40,452,588	42,533,898	49,113,690

Economic earnings per share(4)(5)	$5.57	$4.37	$6.09

(1)
As discussed in Note 1 to the Consolidated Financial Statements on page 49, we are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization expenses) in our income statement. Our share of these investments' amortization, $170.7 million, $31.9 million and $32.1 million for 2008, 2009 and 2010, respectively is reported in "Income (loss) from equity method investments."

(2)
Our reported intangible amortization, $33.9 million, $33.0 million and $60.1 million for 2008, 2009 and 2010, respectively, includes $0, $0.4 million and $6.3 million, respectively, of amortization attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

(3)
Our reported imputed interest expense, $8.1 million, $13.5 million and $25.0 million for 2008, 2009 and 2010, respectively, includes $0, $0 and $3.9 million of imputed interest attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

(4)
In connection with accounting changes adopted in 2009, we modified our Economic Net Income definition to add back non-cash charges related to certain Affiliate equity transfers (referred to as Affiliate equity expense) and APB 14-1 expense (both net of tax). In prior periods, Economic Net Income was defined as "Net Income plus amortization and deferred taxes relating to intangible assets plus Affiliate depreciation." Under this prior definition Economic Net Income and Economic earnings per share reported in 2008 were $222.0 million and $5.49, respectively.

(5)
In the first quarter of 2010, we modified our Economic Net Income definition to exclude non-cash imputed interest and revaluation adjustments related to contingent payment arrangements from Net Income (controlling interest), and in the fourth quarter of 2010 we further modified the definition to no longer add back Affiliate depreciation to Net Income (controlling interest). If we had applied these definition changes to all periods presented above, Economic Net Income would have been $218.3 million, $170.4 million and $292.3 million and Economic earnings per share would have been $5.40, $4.01 and $5.95 for the years ended December 31, 2008, 2009 and 2010, respectively.

        Economic Net Income increased 61% in 2010 primarily as a result of the previously described factors that caused an increase in Net Income as well as increases in amortization and intangible-related deferred tax expenses. Economic Net Income decreased 18% in 2009 primarily as a result of the decreases in revenue, partially offset by an increase in investment and other income as well as decreases in reported operating, non-controlling interest and tax expenses, as previously described.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
(in millions)	2008	2009	2010
Balance Sheet Data
Cash and cash equivalents	$396.4	$259.5	$313.3
Senior bank debt	233.5	—	460.0
2008 senior convertible notes	398.4	409.6	422.1
Zero coupon convertible notes	47.1	47.4	—
Junior convertible trust preferred securities	505.0	507.4	510.0
Cash flow data
Operating cash flows	$508.0	243.2	480.7
Investing cash flows	(93.6)	(181.5)	(973.8)
Financing cash flows	(238.3)	(202.3)	545.0
EBITDA(1)	309.0	242.8	404.4

(1)
The definition of EBITDA is presented in Note 4 on page 2.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At December 31, 2010, our internal leverage ratio was 1.7:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5x. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0x (our "bank interest coverage ratio"). As of December 31, 2010, our actual bank leverage and bank interest coverage ratios were 2.0 and 7.6, respectively, and we were in full compliance with all terms of our credit facility. We have $290 million of remaining capacity under our $750 million credit facility and we could borrow the entire amount and remain in compliance with our credit agreement.

        We are rated BBB- by both Standard & Poor's and Fitch rating agencies. With the exception of a modest increase in the borrowing rate under our credit facility (0.50%), a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

(in millions)	2008	2009	2010
Cash flow from operating activities	$508.0	$243.2	$480.7
Interest expense, net of non-cash items(1)	68.5	57.0	58.5
Current tax provision	49.2	(0.7)	42.1
Income from equity method investments, net of distributions(2)	(6.9)	8.1	43.9
Net income (non-controlling interests)	(193.7)	(126.8)	(153.1)
Net (income) loss (non-controlling interests in partnerships)	60.5	(26.7)	4.4
Changes in assets and liabilities	(61.6)	72.2	(16.0)
Other non-cash adjustments(3)	(115.0)	16.5	(56.1)

EBITDA(4)	$309.0	$242.8	$404.4

(1)
Non-cash items represent amortization of issuance costs and imputed interest ($12.9 million, $21.1 million and $32.6 million in 2008, 2009 and 2010, respectively).

(2)
Distributions from equity method investments were $80.5 million, $55.5 million and $65.8 million for 2008, 2009 and 2010, respectively.

(3)
Other non-cash adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income to net cash flow from operating activities.

(4)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization.

        In 2010, we met our cash requirements primarily through cash generated by operating activities, the settlement of forward equity sales and borrowings of senior bank debt. Our principal uses of cash were to make investments in new and existing Affiliates, repay senior debt and make distributions to Affiliate managers. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount at maturity of our debt obligations and convertible securities as of December 31, 2010:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt(1)	$460.0	2015		(2)
2008 Senior Convertibles Notes	460.0	2038		(3)
Junior Convertible Trust Preferred Securities	730.8	2036/2037		(4)

(1)
As discussed below, in January 2011 we entered into an amended and restated revolving credit facility, which extended the maturity date from February 2012 to January 2015.

(2)
Settled in cash.

(3)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock at our election if the holders exercise their conversion rights.

(4)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        Under the Revolver (a $750 million facility, as amended in January 2011), we pay interest at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time) that vary depending on our credit rating. Subject to the agreement of lenders to provide additional commitments, we have the option to increase the Revolver by up to $150 million. The Revolver contains financial covenants with respect to leverage and interest coverage and customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of December 31, 2010, we had $460 million outstanding under the Revolver.

Senior Convertible Securities

        We have one senior convertible security outstanding at December 31, 2010. The principal terms of this security are summarized below.

	2008 Convertible Notes
Issue Date	August 2008
Maturity Date	August 2038
Par Value	$460.0
Carrying Value	422.1	(1)
Note Denomination	1,000
Current Conversion Rate	7.959
Current Conversion Price	$125.65
Stated Coupon	3.95%
Tax Deduction Rate	9.38	%(2)

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

        In the second quarter of 2010, we called our zero coupon senior convertible notes due May 7, 2021 for redemption at their principal amount plus any original issue discount accrued thereon. In lieu of redemption, all of the holders elected to convert their zero coupon senior convertible notes into shares of our common stock. We issued 873,626 shares of common stock to settle these conversions, and cancelled and retired the notes.

Junior Convertible Securities

        We have two junior convertible trust preferred securities outstanding at December 31, 2010, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007

(the "2007 junior convertible trust preferred securities".) The principal terms of these securities are summarized below.

	2006 Junior Convertible Trust Preferred Securities		2007 Junior Convertible Trust Preferred Securities
Issue Date	April 2006		October 2007
Maturity Date	April 2036		October 2037
Par Value	$300.0		$430.8
Carrying Value	213.6	(1)	296.3	(2)
Note Denomination	50		50
Current Conversion Rate	0.333		0.250
Current Conversion Price	$150.00		$200.00
Stated Coupon	5.10%		5.15%
Tax Deduction Rate	7.50	%(3)	8.00	%(3)

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

Derivative Instruments

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. These instruments are designated as cash flow hedges with changes in fair value recorded in other comprehensive income for the effective portion of the hedge.

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on $100 million of our debt. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% through October 2015 and a weighted average fixed rate of 2.14% (on a remaining notional amount of $25 million) thereafter through October 2017 plus any applicable spread payable under our debt agreements. As of December 31, 2010, the unrealized gain on these contracts was $2.5 million.

        We have also entered into treasury rate lock agreements with a notional value of $100 million to hedge an anticipated issuance of fixed-rate debt. As of December 31, 2010, the unrealized gain on these agreements was $3.4 million. These contracts were settled in February 2011.

Forward Equity Sale Agreement

        During 2009, we entered into a forward equity sale agreement with a major securities firm to sell shares of our common stock. As of December 31, 2010, no forward equity sales are outstanding and we may sell up to an additional $103.5 million under this agreement.

Affiliate Equity

        Many of our operating agreements provide Affiliate managers a conditional right to require us to purchase their retained equity interests at certain intervals. Certain agreements also provide us a conditional right to require Affiliate managers to sell their retained equity interests to us upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require us to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flows, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.

        We may pay for Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and in all cases can consent to the transfer of these interests to other individuals or entities. The current redemption value for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $100.0 million of Affiliate equity during 2011, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The increase in cash flows from operations in 2010 as compared to 2009, resulted principally from increases in Net Income of $74.4 million, in income from equity method investments of $45.9 million (offset by an increase in distributions received from equity method investments of $10.3 million), and in other adjustments of $51.1 million, as well as a decrease in settlements of accounts payable and accrued liabilities of $127.3 million. These increases in cash flows were partially offset by a decrease in collections of investment advisory fees receivable of $42.6 million, which reduced cash flows.

        The decrease in cash flow from operations in 2009 as compared to 2008 resulted principally from a decrease in collections of investment advisory fees receivable of $109.3 million, a decrease in other adjustments of $86.9 million and a decrease in stock option expense of $45.4 million.

Investing Cash Flow

        Changes in net cash flow used in investing activities result primarily from investments in new Affiliates. Net cash flow used to make investments in new Affiliates was $916.1 million, $139.3 million and $75.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. These investments were primarily funded with borrowings under our credit facility, the issuance of equity (including the settlement of forward equity sales) and existing cash.

Financing Cash Flow

        Net cash flows from financing activities increased $747.3 million in 2010 as compared to 2009, primarily a result of an increase in net borrowings of senior bank debt of $693.5 million as well as an increase in proceeds from the settlement of forward equity sales of $150.4 million. These increases were partially offset by an increase in repurchases of Affiliate equity of $96.2 million.

        We used available cash and borrowings under our Revolver to finance our investments in Artemis and Trilogy and issued shares of common stock for our Aston investment. We financed our Pantheon investment with available cash, borrowings under our Revolver, and proceeds from the partial settlement of forward equity sales.

        Net cash flows used in financing activities decreased $36.1 million in 2009 as compared to 2008, primarily as a result of the settlement of a forward equity arrangement of $144.3 million in the period and a decrease in issuance costs of $27.5 million, partially offset by a $132.7 million decrease in the distributions to non-controlling interests

        During 2008, we retired the outstanding floating rate convertible securities and issued approximately 7.0 million shares of common stock. Additionally, we repurchased the outstanding senior notes component of our mandatory convertible securities. The repurchase proceeds were used by the original holders to fulfill their obligations under the related forward equity purchase contracts. We issued approximately 3.8 million shares of common stock to settle the forward equity purchase contracts.

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $10.1 million and $7.5 million as of December 31, 2010 and 2009, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $491 million through 2015. In 2011, we expect to make total payments of approximately $15 million to settle portions of these contingent obligations and we expect to repurchase about $100 million of interests in certain existing Affiliates in 2011.

        We anticipate that borrowings under the Revolver and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2010:

		Payments Due
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
(in millions)
Senior bank debt(1)	$460.0	$—	$460.0	$—	$—
Senior convertible securities(2)	968.7	18.2	36.3	36.3	877.9
Junior convertible trust preferred securities(3)	1,699.4	37.0	74.1	74.1	1,514.2
Leases	127.8	23.7	42.7	31.7	29.7
Other liabilities(4)	159.3	115.7	—	—	43.6

Total Contractual Obligations	$3,415.2	$194.6	$613.1	$142.1	$2,465.4

Contingent Obligations
Contingent payment obligations(5)	$139.8	$14.7	$91.6	$33.5	$—

(1)
As further discussed on page 31, in January 2011 we entered into an amended and restated Revolver, which matures in 2015.

(2)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460 million in 2013.

(3)
As more fully discussed on page 29, consistent with industry practice, we do not consider our junior convertible trust preferred securities as debt for the purpose of determining our leverage ratio.

(4)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $24.6 million and $89.2 million as of December 31, 2010) as we cannot predict when such obligations will be paid.

(5)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2011 is $67.4 million, and $423.3 million in periods thereafter.

Market Risk

        Our revenue is derived primarily from advisory fees which are based on assets under management. Such values are affected by changes in financial markets, and accordingly declines in the financial markets will negatively impact our revenue and Net Income. The broader financial markets are affected, in part, by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates' assets under management and associated fees.

        We have fixed rates of interest on our 2008 senior convertible notes and on both issues of our junior convertible trust preferred securities. We pay a variable rate of interest on our credit facility. From time to time, we seek to manage our exposure to changing interest rates by entering into interest rate hedging contracts.

        While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 100 basis point (1%) change in interest rates would result in a net change in the value of our fixed rate securities of approximately $33.5 million.

        We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. The valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2010, a 1% change in the Canadian dollar and British Pound to U.S. dollar exchange rates would result in an approximate $6.3 million change to stockholders' equity and a $2.8 million change to income before income taxes. During 2010, changes in currency exchange rates increased stockholders' equity by $24.9 million.

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into derivative contracts as described on page 33. We estimate that a 100 basis point (1%) increase in interest rates as of December 31, 2010 would result in a net increase in the unrealized value of our derivative contracts of approximately $13.1 million.

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

Critical Accounting Estimates and Judgments

        The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following are our critical accounting estimates and judgments used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported.

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

        We make judgments to determine the fair value of certain assets, liabilities and equity investments when allocating the purchase price of our investments, when our contingent payment obligations are re-measured, when we issue or repurchase equity interests in our Affiliates and when we test our assets for impairment. These judgments require us to make estimates and assumptions to determine the fair value of our operating segments, indefinite and definite-lived intangible assets, equity and cost method investments, contingent payment obligations and the fair value of non-controlling interests held by our Affiliate managers in establishing the terms for their transfer.

        In these valuations, we make assumptions about the growth rates, profitability and useful lives of existing and prospective client accounts, as well as valuation multiples, tax benefits, credit risk, interest rates and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to market transactions, and in certain instances consult with third party valuation experts. If we used different assumptions, the effect may be material to our financial statements, as the carrying value of our intangible assets (and related amortization) and our equity and cost method investments could be stated differently and result in different impairment conclusions. The use of different assumptions to value our contingent payment obligations and non-controlling interests could change the amount of imputed interest and compensation expense, if any, we report.

Goodwill

        Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually indentified and separately recognized. Our goodwill impairment tests are performed annually during the third quarter at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount. We completed our annual goodwill impairment test during the third quarter and no impairments were identified and no events have required us to update our assessments. For purposes of our test, the fair value of each reporting unit was measured by applying a market multiple to the estimated cash flow of the reporting unit, including cash flows attributable to non-controlling interests. Management believes that the valuation inputs used to determine fair value of our reporting units are reasonable.

        The fair value of each of our reporting units substantially exceeds their respective carrying values; the fair values of the Mutual Fund, High Net Worth and Institutional reporting units are approximately 20%, 70% and 100% greater than their respective carrying values. Accordingly, only a substantial decline in the value of any of our reporting units would indicate that an impairment may exist.

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

        In the fourth quarter, we performed our impairment test, and no impairments were identified. The fair value of each of our indefinite-lived intangible assets tested for impairment exceeds their respective carrying value by at least 50%. Accordingly, only a substantial decline in the fair value of our indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets

        Definite-lived intangible assets are comprised of investment advisory contracts acquired in an Affiliate investment. We monitor the useful lives of these assets and revise them, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a material impact on our amortization expense. For example, if we reduced the weighted average remaining life of our definite-lived acquired client relationships by one year; our amortization expense would increase by approximately $8.8 million per year.

        We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our definite-lived acquired client relationship for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired relationships.

        In the fourth quarter, we performed our impairment test, and no impairments were identified. Projected undiscounted cash flows over the remaining life of each of these assets exceeds their carrying value by at least 100%. Accordingly, only a substantial decline in the undiscounted cash flows underlying these assets would indicate that an impairment may exist.

Equity and Cost Method Investments

        We evaluate equity and cost method investments for impairment by assessing whether the fair value of the investment has declined below its carrying value for a period we consider other-than-temporary. If we determine that a decline in fair value below our carrying value is other-than-temporary, an impairment charge is recognized to reduce the carrying value of the investment to its fair value.

        We measure the fair value of each of our investments by applying a market multiple to estimated cash flows of each investment. Our fair value multiples are supported by observed transactions and discounted cash flow analyses which reflect assumptions of current and projected levels of Affiliate assets under management, fee rates and estimated expenses. Changes in estimates used in these valuations could materially affect the fair value of these investments.

        In the fourth quarter, we completed our evaluation of equity and cost method investments and no impairments were identified. Only a decline in excess of approximately 10% in the fair value of certain of our equity and cost method investments for a period considered to be other-than-temporary would indicate that an impairment may exist.

Redeemable Non-controlling Interests

        Redeemable non-controlling interests represent the currently redeemable value of our Affiliate partners' retained equity interests. We may pay for these Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and have presented our obligation to repurchase these interests as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. We value these interests quarterly and upon their transfer or repurchase by applying market multiples to an Affiliate's cash flows, which is intended to represent fair value. The use of different assumptions could change the value of these interests including the amount of compensation expense, if any, that we may report upon their transfer or repurchase.

Imputed Interest Expense

        Imputed interest expense results from accreting the carrying value of our convertible securities and contingent payment obligations to their expected payment amounts using market interest rates over the expected life of the obligations. The expected payment amounts are based on the principal amount at maturity for convertible securities and our current estimate of payments to be made for contingent payment obligations (such estimates being dependent upon growth rates and future earnings). Our interest rates are supported by observed transactions and input from valuation experts. Our expected lives are determined based on the contractual terms of the underlying obligations.

        Changes in the expected payment amounts of our contingent payment obligations could materially affect the amount of imputed interest expense we recognize in any period.

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

        Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and convertible securities. Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments to be taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. We generally believe that our intangible-related deferred tax liabilities are unlikely to be used to settle a cash obligation. As such, we currently believe the economic benefit we realize from these deductions may be permanent. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment. We are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2010, our estimate of the tax liability associated with such a sale or impairment was approximately $352.4 million.

        During 2010, our convertible securities generated deferred taxes of approximately $20.7 million because our interest deductions for tax purposes are greater than our reported interest expense. These deferred tax liabilities may be reclassified to equity if the securities convert to common stock.

        We regularly assess our deferred tax assets in order to determine the need for valuation allowances. Our principal deferred tax assets are state operating losses and foreign tax credit carryforwards. In our assessment, we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2010, our valuation allowances for state net operating losses and foreign tax credit carryforwards were $24.9 million and $2.6 million, respectively.

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

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $14.3 million in our tax expense in the period of such determination.

Share-Based Compensation

        We have share-based compensation plans covering directors, senior management and employees. We recognize share-based compensation based on the fair value of the awards on the grant date over the requisite service period.

        We estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options. In determining expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded securities. In measuring volatility and expected life, we may place less emphasis on periods that are not representative of our future expectations.

        Our options typically vest and become fully exercisable over three to five years of continued employment and do not include performance-based or market-based vesting conditions. For grants that are subject to graded vesting over a service period, we recognize expense net of expected forfeitures on a straight-line basis over the requisite service period for the entire award.

        In 2010, the Compensation Committee of our Board of Directors implemented a long-term equity interests plan providing us with an additional long-term retention tool designed to align incentives with the creation of shareholder value. Under the plan, equity interests may be granted to our management from time to time, with vesting, forfeiture and repurchase agreements established under the plan and by the Compensation Committee at the time of grant. The value of awards is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management and fee rates, and discount rates utilizing industry market data and historical experience in making these assumptions.

Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees as they render services to their clients. In addition to generating asset-based fees, over 50 Affiliate products, representing approximately $40 billion of assets under management, also bill on the basis of absolute or relative investment performance ("performance fees"). Our Affiliates recognize performance fees when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured.

International Operations

        In connection with our international distribution initiatives, we have offices in Sydney, Australia, London, England and Hong Kong. In addition, we have international operations through Affiliates who provide some or a significant part of their investment management services to non-US clients. In the future, we may open additional offices, or invest in other investment management firms which conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our international operations or our affiliated investment management firms that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        Management of Affiliated Managers Group, Inc. (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting processes are designed by, or under the supervision of, the Company's chief executive and chief financial officers and effected by the Company's Board of Directors, management and other senior employees to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

        As of December 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010 was effective.

        As permitted by the Sarbanes-Oxley Act of 2002, management has excluded Pantheon and Trilogy from our assessment of internal control over financial reporting as of December 31, 2010 because they were acquired in a business combination in 2010. Pantheon and Trilogy's combined total assets and combined total revenues represent 3.2% and 7.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

        The Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 43, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. (the "Company") at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Pantheon and Trilogy from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in a purchase business combination during 2010. We have also excluded Pantheon and Trilogy from our audit of internal control over financial reporting. Pantheon and Trilogy are controlled subsidiaries of the Company whose total assets and total revenues represent 3.2% and 7.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2011

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2008	2009	2010
Revenue	$1,158,217	$841,840	$1,358,242
Operating expenses:
Compensation and related expenses	516,895	402,584	594,486
Selling, general and administrative	201,470	126,781	284,595
Amortization of intangible assets	33,854	32,939	60,066
Depreciation and other amortization	12,767	12,745	14,076
Other operating expenses	26,511	26,945	30,987

	791,497	601,994	984,210

Operating income	366,720	239,846	374,032

Non-operating (income) and expenses:
Investment and other income	(26,900)	(24,902)	(22,905)
(Income) loss from equity method investments	97,142	(31,632)	(77,544)
Investment (income) loss from investments in partnerships	63,410	(27,425)	4,493
Interest expense	73,357	64,600	66,178
Imputed interest expense	8,068	13,529	24,959

	215,077	(5,830)	(4,819)

Income before income taxes	151,643	245,676	378,851
Income taxes	19,744	32,760	91,523

Net income	$131,899	$212,916	$287,328
Net income (non-controlling interests)	(193,728)	(126,764)	(153,080)
Net (income) loss (non-controlling interests in partnerships)	60,504	(26,679)	4,385

Net Income (loss) (controlling interest)	$(1,325)	$59,473	$138,633

Earnings per share—basic	$(0.03)	$1.44	$2.92

Earnings per share—diluted	$(0.03)	$1.38	$2.81

Average shares outstanding—basic	38,211,326	41,385,359	47,428,846
Average shares outstanding—diluted	38,211,326	43,333,355	49,398,535
Supplemental disclosure of total comprehensive income:
Net Income	$131,899	$212,916	$287,328
Other comprehensive income (loss)	(68,818)	50,039	54,506

Comprehensive income	$63,081	$262,955	$341,834
Comprehensive income (non-controlling interests)	(133,224)	(153,443)	(148,695)

Comprehensive income (loss) (controlling interest)	$(70,143)	$109,512	$193,139

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$259,487	$313,328
Investment advisory fees receivable	140,118	236,411
Investments in partnerships	93,809	—
Investments in marketable securities	56,690	115,965
Unsettled fund share receivables	—	41,971
Prepaid expenses and other current assets	35,478	61,755

Total current assets	585,582	769,430
Fixed assets, net	62,402	67,725
Equity investments in Affiliates	658,332	678,931
Acquired client relationships, net	571,573	1,424,165
Goodwill	1,413,217	2,131,143
Other assets	99,800	219,821

Total assets	$3,390,906	$5,291,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$117,227	$252,820
Unsettled fund share payables	—	39,845
Payables to related party	109,888	114,792

Total current liabilities	227,115	407,457
Senior bank debt	—	460,000
Senior convertible securities	456,976	422,118
Junior convertible trust preferred securities	507,358	509,872
Deferred income taxes	322,671	495,349
Other long-term liabilities	26,066	207,825

Total liabilities	1,540,186	2,502,621
Redeemable non-controlling interests	368,999	406,292
Equity:
Common Stock ($.01 par value, 153,000 shares authorized; 45,795 shares outstanding in 2009 and 53,944 outstanding in 2010)	458	539
Additional paid-in capital	612,091	980,469
Accumulated other comprehensive income	45,958	100,464
Retained earnings	873,137	1,011,770

	1,531,644	2,093,242
Less: treasury stock, at cost (3,445 shares in 2009 and 2,339 shares in 2010)	(421,954)	(293,279)

Total stockholders' equity	1,109,690	1,799,963
Non-controlling interests	281,946	582,339
Non-controlling interests in partnerships	90,085	—

Total equity	1,481,721	2,382,302

Total liabilities and equity	$3,390,906	$5,291,215

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2007	$390	$278,458	$64,737	$814,989	$(1,094,805)	$239,293	$127,397	$430,459
Stock issued under option and other incentive plans	—	1,215	—	—	64,941	—	—	66,156
Tax benefit of option exercises	—	13,868	—	—	—	—	—	13,868
Issuance of senior convertible securities	—	35,045	—	—	—	—	—	35,045
Changes in Affiliate equity	—	232,617	—	—	—	—	—	232,617
Settlement of mandatory convertible securities	26	213,939	—	—	85,484	—	—	299,449
Settlement of floating rate senior convertible securities	42	50,288	—	—	249,637	—	—	299,967
Tax benefit related to conversion of forward equity sale agreement	—	18,291	—	—	—	—	—	18,291
Conversion of zero coupon convertible notes	—	(26,008)	—	—	57,280			31,272
Repurchase of common shares	—	—			(65,490)	—	—	(65,490)
Distributions to non-controlling interests	—	—	—	—	—	(252,289)	—	(252,289)
Redemptions of non-controlling interests in partnerships	—	—	—	—	—	—	(1,428)	(1,428)
Net Income	—	—	—	(1,325)	—	193,728	(60,504)	131,899
Other comprehensive loss	—	—	(68,818)	—	—	—	—	(68,818)

December 31, 2008	$458	$817,713	$(4,081)	$813,664	$(702,953)	$180,732	$65,465	$1,170,998
Stock issued under option and other incentive plans	—	(75,307)	—	—	111,363	—	—	36,056
Tax benefit of option exercises	—	11,799	—	—	—	—	—	11,799
Issuance costs	—	(694)	—	—	—	—	—	(694)
Changes in Affiliate equity	—	(132,775)	—	—	—	9,914	—	(122,861)
Settlement of forward equity sale agreements	—	(25,378)	—	—	169,636	—	—	144,258
Share-based payment arrangements	—	16,733	—	—	—	—	—	16,733
Distributions to non-controlling interests	—	—	—	—	—	(119,555)	—	(119,555)
Investments in Affiliates	—	—	—	—	—	84,091	—	84,091
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	(2,059)	(2,059)
Net Income	—	—	—	59,473	—	126,764	26,679	212,916
Other comprehensive income	—	—	50,039	—	—	—	—	50,039

December 31, 2009	$458	$612,091	$45,958	$873,137	$(421,954)	$281,946	$90,085	$1,481,721

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(dollars in thousands)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2009	$458	$612,091	$45,958	$873,137	$(421,954)	$281,946	$90,085	$1,481,721
Stock issued under option and other incentive plans	—	(83,334)	—	—	128,666	—	—	45,332
Tax benefit of option exercises	—	14,568	—	—	—	—	—	14,568
Issuance costs	—	(922)	—	—	—	—	—	(922)
Changes in Affiliate equity value	—	(76,893)	—	—	—	2,893	—	(74,000)
Settlement of forward equity sale agreements	55	294,601	—	—	—	—	—	294,656
Share-based payment arrangements	—	26,021	—	—	—	—	—	26,021
Conversion of zero coupon convertible notes	9	47,448	—	—	9	—	—	47,466
Distributions to non-controlling interests	—	—	—	—	—	(101,049)	—	(101,049)
Investments in Affiliates	17	146,889	—	—	—	245,469	—	392,375
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	(85,700)	(85,700)
Net Income	—	—	—	138,633	—	153,080	(4,385)	287,328
Other comprehensive income	—	—	54,506	—	—	—	—	54,506

December 31, 2010	$539	$980,469	$100,464	$1,011,770	$(293,279)	$582,339	$—	$2,382,302

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2009	2010
Cash flow from operating activities:
Net income	$131,899	$212,916	$287,328
Adjustments to reconcile Net income to net cash flow from operating activities:
Amortization of intangible assets	33,854	32,939	60,066
Amortization of issuance costs	4,192	7,325	7,612
Depreciation and other amortization	12,767	12,745	14,076
Deferred income tax provision (benefit)	(37,539)	28,704	35,420
Imputed interest expense	8,068	13,529	24,959
(Income) loss from equity method investments, net of amortization	97,142	(31,632)	(77,544)
Distributions received from equity method investments	80,487	55,453	65,756
Tax benefit from exercise of stock options	2,767	4,260	4,464
Share-based compensation	53,968	8,604	19,530
Affiliate equity expense	13,948	13,218	14,519
Other adjustments	44,735	(42,606)	8,494
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	102,788	(6,552)	(49,195)
(Increase) decrease in Affiliate investments in partnerships	6,045	285	(503)
(Increase) decrease in prepaids and other current assets	29,154	(8,389)	(2,912)
(Increase) decrease in other assets	9,770	3,315	(1,301)
Decrease in unsettled fund shares receivable	—	—	14,125
Decrease in unsettled fund shares payable	—	—	(10,578)
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	(86,080)	(60,904)	66,383

Cash flow from operating activities	507,965	243,210	480,699

Cash flow used in investing activities:
Investments in Affiliates	(75,602)	(139,271)	(916,143)
Purchase of fixed assets	(9,554)	(2,566)	(8,762)
Purchase of investment securities	(33,613)	(47,733)	(63,967)
Sale of investment securities	25,156	8,069	15,073

Cash flow used in investing activities	(93,613)	(181,501)	(973,799)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	366,000	142,000	1,191,500
Repayments of senior bank debt	(651,986)	(375,514)	(731,500)
Issuance of senior convertible notes	460,000	—	—
Settlement of convertible securities	(208,730)	—	—
Repurchase of junior convertible trust preferred securities	(24,213)	—	—
Issuance of common stock	238,814	37,125	46,376
Repurchase of common stock	(65,490)	—	—
Issuance costs	(28,859)	(1,344)	(935)
Excess tax benefit from exercise of stock options	11,101	7,539	10,103
Settlement of derivative contracts	8,154	—	—
Settlement of forward equity sale agreement	—	144,258	294,657
Note payments	5,628	3,184	(28,836)
Distributions to non-controlling interests	(252,289)	(119,555)	(101,049)
Affiliate equity issuances and repurchases	(95,798)	(39,534)	(135,775)
Subscriptions (redemptions) of non-controlling interests in partnerships	(672)	(425)	503

Cash flow from (used in) financing activities	(238,340)	(202,266)	545,044

Effect of foreign exchange rate changes on cash and cash equivalents	(2,535)	3,613	1,897
Net increase (decrease) in cash and cash equivalents	173,477	(136,944)	53,841
Cash and cash equivalents at beginning of period	222,954	396,431	259,487

Cash and cash equivalents at end of period	$396,431	$259,487	$313,328

Supplemental disclosure of cash flow information:
Interest paid	$63,987	$58,013	$61,626
Income taxes paid	45,279	17,765	49,168
Supplemental disclosure of non-cash activities:
Stock issued for conversion of floating rate senior convertible securities	299,970	—	—
Stock issued in settlement of mandatory convertible securities	93,750	—	—
Stock issued for conversion of zero coupon senior convertible note	31,272	—	47,467
Stock issued for investments in Affiliates	—	—	146,906
Stock issued for settlement of forward equity sale agreement	—	—	44,450
Payables recorded for Affiliate equity repurchases	23,655	78,448	46,148

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(d)   Investments in Partnerships

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

(e)   Investments in Marketable Securities

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

(h)   Equity Investments in Affiliates

        For equity method investments, the Company's portion of income or loss before taxes is included in (Income) loss from equity method investments. The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within Income taxes—current because these taxes generally represent the Company's share of the taxes incurred by the Affiliate. Deferred income taxes incurred as a direct result of the Company's investment in Affiliates accounted for under the equity method have been included in Income taxes—intangible-related deferred (see footnote 14). The associated deferred tax liabilities have been classified as a component of deferred income taxes in the Consolidated Balance Sheet.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the Consolidated Statements of Income for amounts necessary to reduce the carrying value of the asset to fair value.

        Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized, and is reported within the operating segments in which the business operates. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually during the third quarter, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss may be recorded. Fair value is determined for each operating segment primarily based on fair multiples.

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

(k)   Issuance Costs

        Issuance costs incurred in securing credit facility financing are amortized over the remaining term of the credit facility. Costs incurred to issue the 2008 senior convertible notes and the junior convertible trust preferred securities are amortized over the earlier of the period to the first investor put date or the stated term of the security. Costs associated with financial instruments that are not required to be accounted for separately as derivative instruments are charged directly to stockholders' equity.

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

        From time to time, derivatives are used to hedge the anticipated issuance of fixed-rate debt. These exposures are hedged with treasury rate locks (e.g., a 10-year treasury lock hedging the anticipated underlying U.S. Treasury interest rate related to issuance of 10-year debt). The contracts are designated as cash flow hedges.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company records all derivatives on the balance sheet at fair value. If the Company's derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when the hedged cash flows are recorded in earnings. Hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense.

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

(n)   Foreign Currency Translation

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.     Investments in Partnerships

        As of December 31, 2009 and 2010, the Affiliates' investments in partnerships that are not consolidated were $17,631 and $106,143, respectively. These assets are reported within "Prepaid

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses and other current assets" and "Other assets" in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other income" in the Consolidated Statements of Income.

        During 2010, the Company modified the governance provisions of certain investment partnerships that were previously consolidated. As a result, the Company deconsolidated these partnerships, which were previously reported as Investments in partnerships.

4.     Investments in Marketable Securities

        Investments in marketable securities are comprised of the Company's 2009 and 2010 investments in Value Partners Group Limited, a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates. These investments are carried at their fair value. Changes in fair value for securities classified as available-for-sale are reported in accumulated other comprehensive income. Changes in fair value for trading securities are reported within other operating expenses. The cost of investments in marketable securities, gross unrealized gains and losses were as follows:

	December 31,
	2009	2010
Cost of investments in marketable securities	$50,631	$68,892
Gross unrealized gains	6,108	47,080
Gross unrealized losses	(49)	(7)

5.     Fair Value Measurements

        The Company determines the fair value of certain investment securities and other financial and nonfinancial assets and liabilities. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the most advantageous market, utilizing a hierarchy of three different valuation techniques:

Level 1—	Unadjusted quoted market prices for identical instruments in active markets;
Level 2—
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and
Level 3—
Prices reflecting the Company's own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect our estimation of assumptions that market participants would use in pricing the asset or liability.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
	December 31, 2009
		Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	22,287	22,287	—	—
Partnership investments(1)	111,440	93,066	14,365	4,009
Investments in marketable securities
Trading securities	14,626	12,716	1,910	—
Available for sale securities	42,064	41,764	300	—
Financial Liabilities
Contingent payment obligations(2)	27,074	—	—	27,074
Obligations to related parties	78,653	—	—	78,653

		Fair Value Measurements
	December 31, 2010
		Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	36,026	36,026	—	—
Partnership investments(1)	124,459	16,923	21,789	85,747
Investments in marketable securities
Trading securities	15,425	15,174	251	—
Available for sale securities	100,540	99,148	1,392	—
Interest rate derivatives	5,892	—	5,892	—
Financial Liabilities
Controlling interest
Contingent payment obligations(2)	84,026	—	—	84,026
Obligations to related parties	79,565	—	—	79,565

(1)
As of December 31, 2010, Partnerships investments are reported within "Other assets" on the consolidated Balance Sheet; previously, these investments were reported in "Investments in Partnerships" and "Other Assets."

(2)
Contingent payment obligations reported in "Other long-term liabilities."

        The following is a description of the significant assets and liabilities measured at fair value and the fair value methodologies used.

        Cash equivalents consist primarily of highly liquid investments in money market funds. Cash investments in actively traded money market funds are classified as Level 1.

        Partnership investments consist of investments in funds advised by Affiliates accounted for under the equity method and certain consolidated investment vehicles. These investments are valued using net asset value ("NAV"). Investments in actively traded funds that calculate daily NAVs are classified as Level 1. Investments in funds that are valued using third party pricing services that utilize available market data are classified as Level 2. Investments in funds that hold illiquid securities or that are subject to redemption restrictions are classified as Level 3. The fair value of Level 3 assets was determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Investments in marketable securities consist primarily of investments in funds advised by Affiliates and in publicly traded securities. Investments in actively traded funds that calculate daily NAVs and actively traded public securities are classified as Level 1. Investments in funds that are valued using third party pricing services that utilize available market data are classified as Level 2.

        Interest rate derivatives include Treasury rate lock contracts and interest rate swaps. The fair value of these assets was determined by model-derived valuations in which all significant inputs were observable in active markets.

        Contingent payment obligations represents the present value of the expected future settlement of contingent payment arrangements related to our business acquisitions. The fair value of these obligations was determined using an income approach with assumptions made about future cash flows and discount rates.

        Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The fair value of these obligations was determined using an income approach with assumptions made about future cash flows and discount rates.

        The following table presents the changes in Level 3 assets and liabilities for the years ended December 31, 2009 and 2010:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Year Ended December 31, 2010	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/(losses) relating to instruments still held at the reporting date		Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$4,009	$—	(1)	$5,232	(1)	$80,215	$(3,709)	$85,747
Contingent payment obligations	27,074	—	(2)	11,003	(2)	45,949	—	84,026
Obligations to related parties	78,653	(1,004)	(3)	4,780	(3)	(2,864)	—	79,565

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Year Ended December 31, 2009	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/(losses) relating to instruments still held at the reporting date		Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$4,185	$—	(1)	$(173	)(1)	$(3)	$—	$4,009
Contingent payment obligations	—	(7,526	)(2)	—	(2)	34,600	—	27,074
Obligations to related parties	27,764	(126	)(3)	—	(3)	51,015	—	78,653

(1)
Recorded in "Investment and other income" and "Investment (income) loss from investments in partnerships."

(2)
Recorded in "Imputed interest expense" and "Other comprehensive income."

(3)
Recorded in "Interest expense."

        During 2010, financial assets valued at $3,709 transferred from Level 3 to Level 2 and there were no significant transfers of financial assets or liabilities between Level 2 and Level 1.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As a practical expedient, the Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$85,747	$89,158
Private funds(2)	55,212	—

	$140,959	$89,158

(1)
These funds primarily invest in a broad range of private equity funds, as well as making direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, generally 15 years.

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies including long/short equity, credit and real estate. Investments are generally redeemable on a daily or quarterly basis.

        There are no current plans to sell any of these investments.

6.     Variable Interest Entities

Sponsored Investment Funds

        The Company's Affiliates act as the investment manager for certain investment funds that are considered VIEs. In addition to an Affiliate's involvement as the investment manager, Affiliates may also hold investments in these products. Affiliates are not the primary beneficiary of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management, or both. As a result, the Company's variable interests will not absorb the majority of the variability of the entity's net assets and therefore the Company has not consolidated these entities.

Trust Preferred Vehicles

        The Company established wholly-owned trusts in connection with the 2006 and 2007 issuance of convertible trust preferred securities. These entities are considered VIEs and the Company is not the primary beneficiary, therefore these entities are not consolidated in the Company's financial statements.

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	As of December 31,
	2009		2010
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$1,554,289	$121	$3,350,712	$853
Trust preferred vehicles	9,010	9,010	9,010	9,010

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Fixed Assets and Lease Commitments

        Fixed assets consisted of the following:

	December 31,
	2009	2010
Building and leasehold improvements	$52,462	$56,246
Office equipment	29,552	33,043
Furniture and fixtures	13,719	14,655
Land and improvements	13,582	16,992
Computer software	16,762	19,335

Fixed assets, at cost	126,077	140,271
Accumulated depreciation and amortization	(63,675)	(72,546)

Fixed assets, net	$62,402	$67,725

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2010, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Required Minimum Payments
2011	$23,712
2012	22,343
2013	20,326
2014	16,881
2015	14,791
Thereafter	29,710

        Consolidated rent expense for 2008, 2009 and 2010 was $20,861, $19,579 and $23,334, respectively.

8.     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2009	2010
Accrued compensation	$68,505	$116,968
Accounts payable	5,128	39,782
Accrued distributions	17,837	23,456
Accrued professional fees	15,555	17,741
Other	10,202	54,873

	$117,227	$252,820

9.     Benefit Plans

        The Company has three defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and several of its Affiliates, and non-qualified plans for certain senior employees. AMG's other Affiliates generally have separate

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Consolidated expenses related to the Company's benefit plans in 2008, 2009 and 2010 were $12,103, $9,747 and $12,141, respectively.

10.   Senior Bank Debt (see also Note 29 Subsequent Events)

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

        The Revolver, which will mature in February 2012, contains financial covenants with respect to leverage and interest coverage. The Revolver also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. Borrowings under the Revolver are collateralized by pledges of the substantial majority of capital stock or other equity interests owned by the Company. At December 31, 2010, the Company had $460,000 of outstanding borrowings under the Revolver.

        As further described in Note 15, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on $100,000 of its variable rate debt. For the period October 2010 through October 2015, the Company will pay a weighted average fixed rate of 1.76% on the notional amount and a weighted average fixed rate of 2.14% (on a remaining notional amount of $25,000) thereafter through October 2017 plus any applicable spread payable under variable rate debt agreements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Senior Convertible Securities

        The carrying values of the senior convertible securities are as follows:

	December 31,
	2009		2010
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
2008 senior convertible notes(1)	$409,594	$460,000	$422,118	$460,000
Zero coupon senior convertible notes(2)	47,382	50,135	—	—

Total senior convertible securities	$456,976	$510,135	$422,118	$460,000

(1)
The carrying value is accreted to the principal amount at maturity using an interest rate of 7.4% (over its expected life of five years).

(2)
The carrying value is accreted to the principal amount at maturity using an interest rate of 0.50%.

2008 Senior Convertible Notes

        There is one senior convertible security outstanding at December 31, 2010. The principal terms of this security are summarized below.

	2008 Convertible Notes
Issue Date	August 2008
Maturity Date	August 2038
Note Denomination	1,000
Current Conversion Rate	7.959
Current Conversion Price	$125.65
Stated Coupon	3.95	%(1)
Tax Deduction Rate	9.38	%(2)

(1)
Interest is payable semi-annually in cash.

(2)
The 2008 senior convertible notes are considered contingent payment debt instruments under federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $11,600. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

        The 2008 convertible notes are convertible into a defined number of shares of our common stock upon the occurrence of certain events, including the following: (i) during any fiscal quarter, if the closing price of the Company's common stock, as measured over a specified time period during the preceding fiscal quarter, is equal to or greater than 130% of the conversion price of the notes on the last day of such preceding fiscal quarter; (ii) during a certain window of time, if the trading price per $1,000 principal amount of the notes for each day during a specified period is less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate of the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes on such day; (iii) upon the occurrence of specified corporate transactions; (iv) after the notes have been called for redemption; and (v) anytime after February 15, 2038. Upon conversion, the Company may elect to pay cash, deliver shares of its common stock, or some combination thereof. The holders of the 2008 senior convertible notes may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. The Company may redeem the notes for cash (subject to the holder's right to convert) at any time on or after August 15, 2013.

Zero Coupon Senior Convertible Notes

        In the second quarter of 2010, the Company called its zero coupon senior convertible notes due May 7, 2021 ("zero coupon senior convertible notes") for redemption at their principal amount plus any original issue discount accrued thereon. In lieu of redemption, all of the holders elected to convert their zero coupon senior convertible notes into shares of the Company's common stock. The Company issued 873,626 shares of common stock to settle these conversions. All of the zero coupon senior convertible notes have been cancelled and retired.

12.   Junior Convertible Trust Preferred Securities

        The carrying values of the junior convertible trust preferred securities are as follows:

	December 31,
	2009		2010
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
2006 junior convertible trust preferred securities(1)	$212,466	$300,000	$213,582	$300,000
2007 junior convertible trust preferred securities(2)	294,892	430,820	296,290	430,820

Total junior convertible securities	$507,358	$730,820	$509,872	$730,820

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

        In 2007, the Company issued an additional $500,000 of junior subordinated convertible debentures which are due 2037 to a wholly-owned trust simultaneous with the issuance, by the trust, of $500,000 of convertible trust preferred securities to investors. The junior subordinated convertible debentures and convertible trust preferred securities (together, the "2007 junior convertible trust preferred securities") have substantially the same terms. The trust's only assets are the 2007 junior convertible subordinated debentures. To the extent that the trust has available funds, the Company is obligated to ensure that holders of the convertible trust preferred securities receive all payments due from the trust. In

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2008, the Company repurchased $69,180 aggregate principal amount of the 2007 junior convertible trust preferred securities. Following the repurchase, these securities were cancelled and retired.

        The principal terms of these securities are summarized below.

	2006 Junior Convertible Trust Preferred Securities	2007 Junior Convertible Trust Preferred Securities
Issue Date	April 2006	October 2007
Stated Maturity Date	April 2036	October 2037
Note Denomination	$50.00	$50.00
Current Conversion Rate	0.333	0.250
Current Conversion Price	$150.00	$200.00
Stated Coupon(1)	5.10%	5.15%
Tax Deduction Rate(2)	7.50%	8.00%

(1)
Interest is payable quarterly in cash.

(2)
The 2006 and 2007 junior convertible trust preferred securities are considered contingent payment debt instruments under the federal income tax regulations. These regulations require the Company to deduct interest in an amount greater than its reported interest expense, which will result in annual deferred tax liabilities of approximately $9,800. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the notes.

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

13.   Forward Equity Sale Agreements

        During 2008 and 2009, the Company entered into three forward equity sale agreements with major securities firms to sell shares of its common stock (up to $200,000 under each agreement). Through December 31, 2010, the Company has completed $496,500 of forward sales. In March 2009, the Company settled $147,170 of forward equity sales by issuing 1,774,584 shares of its common stock. During 2010, the Company settled $349,330 of forward equity sales by issuing 5,526,497 shares of its common stock. As of December 31, 2010, no forward equity sales are outstanding and the Company may sell up to an additional $103,500 under the remaining agreement.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the Company's forward equity sale agreements is as follows:

Agreement	Amount Sold	Amount Settled	Amount Unsettled
May 2008	$200,000	$200,000	$—
May 2009	200,000	200,000	—
July 2009	96,500	96,500	—

	$496,500	$496,500	$—

14.   Income Taxes

        The consolidated income tax provision includes taxes attributable to controlling interests and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	Year Ended December 31,
	2008	2009	2010
Controlling Interests:
Current Tax	$49,167	$(701)	$42,127
Intangible related deferred taxes	(12,854)	38,574	47,465
Other Deferred Taxes	(24,685)	(9,870)	(9,255)

Total Controlling Interests	11,628	28,003	80,337

Non-Controlling Interests:
Current Tax	$8,116	$4,757	$13,977
Deferred Taxes	—	—	(2,791)

Total Non-Controlling Interests	8,116	4,757	11,186

Provision for income taxes	$19,744	$32,760	$91,523

Income before income taxes (controlling interest)	$10,303	$87,476	$218,969

Effective Tax rate attributable to controlling interests(1)	112.9%	32.0%	36.7%

(1)
Taxes attributable to controlling interests divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$28,686	$(11,169)	$12,768
State	13,369	8,361	9,947
Foreign	15,228	6,864	33,389

Total Current	57,283	4,056	56,104

Deferred:
Federal	(38,192)	31,767	43,225
State	5,035	568	2,653
Foreign	(4,382)	(3,631)	(10,459)

Total Deferred	(37,539)	28,704	35,419

Provision for Income Taxes	$19,744	$32,760	$91,523

        The components of income before income taxes consisted of the following:

	Year Ended December 31,
	2008	2009	2010
Domestic	$67,573	$180,905	$186,252
International	84,070	64,771	192,599

	$151,643	$245,676	$378,851

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2008	2009	2010
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(88.1)	8.9	2.0
Non-deductible expenses	12.8	0.7	0.1
Valuation allowance	128.4	(9.2)	1.0
Effect of foreign operations	(8.1)	(3.4)	0.5
Foreign basis differences	—	—	(0.7)
Effect of changes in tax law, rates	33.0	—	(1.2)
Effect of income from non-controlling interests	(100.0)	(18.7)	(12.5)

	13.0%	13.3%	24.2%

        In 2008, the state of Massachusetts enacted legislation that required combined tax reporting for the Company and all its subsidiaries beginning in 2009. The tax provision for the year ended December 31, 2008 includes a deferred tax expense of $8,853 resulting from the revaluation of the Company's deferred taxes under the new legislation. In 2009, regulations under this legislation changed the methodology for measuring net operating losses, resulting in a $3,665 reduction of the state net

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating loss carryforwards and the valuation allowance. During 2010, the Company realized a deferred tax benefit of $4,071 from the revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom.

        The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in its investments in foreign subsidiaries that are permanent in duration. That excess totaled approximately $12,568 as of December 31, 2010. The additional deferred taxes that have not been provided are approximately $1,600.

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2010
Deferred Tax Assets
State net operating loss carryforwards	$28,694	$30,581
Foreign tax credit carryforwards	9,442	17,291
Capital loss carryforwards	1,808	1,476
Deferred compensation	6,355	10,281
Accrued expenses	5,187	8,536
Other	2,755	—

Total deferred tax assets	54,241	68,165
Valuation allowance	(25,294)	(27,545)

Deferred tax assets, net of valuation allowance	$28,947	$40,620

Deferred Tax Liabilities
Intangible asset amortization	$(188,872)	$(209,306)
Convertible securities interest	(139,279)	(154,529)
Non-deductible intangible amortization	(19,745)	(143,077)
Deferred revenue	—	(26,246)
Other	(3,722)	(2,811)

Total deferred tax liabilities	(351,618)	(535,969)

Net deferred tax liability	$(322,671)	$(495,349)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's junior convertible trust preferred securities and 2008 senior convertible notes generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        In 2010, in connection with the closing of investments in Artemis, Pantheon and Aston (discussed further in Note 18), the Company recorded deferred tax liabilities of approximately $132,900 for acquired intangible assets that were not deductible for tax purposes in foreign jurisdictions or the United States.

        At December 31, 2009, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2010. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2010. The valuation allowances at December 31, 2009 and December 31, 2010 were principally related to the Company's ability to generate sufficient taxable income prior to the expiration of these carryforwards.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company carried a liability for uncertain tax positions of $21,881, $21,868 and $24,609 as of December 31, 2008, 2009 and 2010, respectively. These amounts included $4,223, $4,394 and $3,185 of interest and related charges, respectively. At December 31, 2008, 2009 and 2010, these liabilities included $13,925, $13,912 and $16,653, respectively, for tax positions that, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that this liability will change significantly over the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2009	2010
Balance as of January 1	$22,506	$21,881	$21,868
Additions based on tax positions related to current year	4,493	4,071	7,068
Additions based on tax positions of prior years	346	172	—
Reductions for tax provisions of prior years	—	—	(1,209)
Settlements	—	—	—
Reductions related to lapses of statutes of limitations	(4,313)	(5,022)	(3,446)
Additions (reductions) related to foreign exchange rates	(1,151)	766	328

Balance as of December 31	$21,881	$21,868	$24,609

        The Company or its subsidiaries files income tax returns in federal, various state, and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by any tax authorities for years before 2005.

15.   Derivative Financial Instruments

        The Company periodically uses derivative contracts to manage interest rate exposure associated with its variable interest rate debt. In September and October of 2010, the Company entered into forward starting interest rate swap agreements with notional amounts totaling $100,000, which became effective in October and expire between 2015 and 2017. The Company receives payments based on LIBOR and will make payments based on a weighted average annual fixed rate of 1.76% on the notional amount through October 2015 and based on a weighted average fixed rate of 2.14% (on a remaining notional amount of $25,000) thereafter through October 2017 plus any applicable spread payable under the Company's debt agreements. Certain of the Company's derivative contracts contain provisions that require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of December 31, 2010, the Company had posted collateral of $900.

        In November of 2010, the Company entered into a series of treasury rate lock contracts with a total notional value of $100,000 which were settled in February 2011 (each contract was designated and qualified as a cash flow hedge). These contracts are intended to hedge the risks associated with changes in interest rates of an anticipated fixed-rate debt issuance expected to occur prior to June 2012.

        The Company records all derivative instruments on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in any periods presented. As of December 31, 2010, the unrealized gain (before taxes) on the derivative instruments was $5,892. The Company does not expect to reclassify any material portion of the unrealized gain into earnings in the next twelve months.

        The following summarizes the location and amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Income:

	2008		2009	2010
Cash Flow Hedges
Interest rate swaps	$(286	)(1)	$—	$2,466	(1)
Treasury rate locks	8,154	(2)	—	3,426	(1)

Total	$7,868		$—	$5,892

(1)
Recorded in "Other comprehensive income."

(2)
Recorded in "Investment and other income."

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31,
	2009	2010
Cash Flow Hedges
Interest rate swaps	$—	$2,466	(1)
Treasury rate locks	—	3,426	(1)

Total	$—	$5,892

(1)
Recorded in "Other assets."

        The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps and treasury locks are intended to enable the Company to achieve a level of variable-rate and fixed-rate debt that is acceptable to management and to limit interest rate exposure.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	Year Ended December 31,
	2008	2009	2010
Net income	$131,899	$212,916	$287,328
Foreign currency translation adjustment	(68,277)	46,776	24,851
Change in net unrealized loss on derivative securities	(180)	—	3,637
Change in net unrealized gain (loss) on investment securities	(361)	3,263	26,018

Comprehensive income	$63,081	$262,955	$341,834
Comprehensive income (non-controlling interests)	(133,224)	(153,443)	(148,695)

Comprehensive income (loss) (controlling interest)	$(70,143)	$109,512	$193,139

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	December 31,
	2009	2010
Foreign currency translation adjustments	$43,055	$67,906
Unrealized gain on derivative securities	—	3,637
Unrealized gain on investment securities	2,903	28,921

Accumulated other comprehensive income (loss)	$45,958	$100,464

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

        In connection with its investment in Pantheon, the Company has committed to co-invest in certain Pantheon investment partnerships where it serves as the general partner. As of December 31, 2010, these commitments totaled approximately $89,158 and may be called in future periods. Russell Investments (Pantheon's former owner) is contractually obligated to reimburse the Company for $63,103 of these commitments when they are called.

18.   Business Combinations

        The Company's investments in Affiliates totaled $75,602, $173,871 and $1,184,942 in the years ended December 31, 2008, 2009 and 2010, respectively. These investments were made to generate shareholder value by making investments in boutique investment management firms and other strategic

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions designed to expand the Company's participation in its three principal distribution channels. The results of operations of acquired businesses have been included in the Consolidated Financial Statements beginning as of the date of the acquisition.

        Consistent with the Company's strategic objective to make investments in boutique investment management firms, the Company completed majority investments in Artemis Investment Management Ltd ("Artemis"), Aston Asset Management LLC ("Aston"), Pantheon Ventures Inc., Pantheon Holdings Limited and Pantheon Capital (Asia) Limited (collectively, "Pantheon") and Trilogy Global Advisors, LLC ("Trilogy") in 2010.

        With offices in London and Edinburgh, Artemis is a leading United Kingdom fund manager, specializing in active investment management for retail and institutional investors in the UK, as well as Europe and the Middle East. The Company completed its purchase price allocation by using assumptions of market performance, net client cash flows and market multiples. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 94% and 6% was attributed to the Company's Mutual Fund and Institutional segments, respectively. The goodwill and acquired client relationships are deductible for U.S. tax purposes over a 15 year life. As part of this investment, the Company and the non-controlling interest are contingently liable to make payments totaling between zero and £105,000 in November of 2012 upon the achievement of specified revenue targets. The Company measured the fair value of the contingent payment obligation using a financial model that included assumptions of expected market performance and net client cash flows. Based on these assumptions, the Company projects a contingent payment of $81,215 in 2012. As of December 31, 2010, the present value of this payment was $59,299 ($29,057 is attributable to the non-controlling interest).

        Based in Chicago, Aston offers sub-advised investment products to the mutual fund and managed accounts markets. Aston is the advisor to the Aston Funds, a manager of managers fund family of 24 no-load mutual funds. The Company completed its purchase price allocation by using assumptions of market performance, net client cash flows and market multiples. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 98% and 2% was attributed to the Company's Mutual Fund and High Net Worth segments, respectively. Most of the acquired intangible assets are not deductible for U.S. tax purposes.

        Pantheon is a global private equity fund-of-funds manager, with over 25 years of private equity investment experience. Pantheon manages regional funds-of-funds in Europe, the United States and Asia, as well as global secondary funds-of-funds, global infrastructure fund-of-funds and customized separate account programs. The Company completed its purchase price allocation by using assumptions of market performance, net client cash flows and market multiples. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 91%, 8% and 1% was attributed to the Company's Institutional, Mutual Fund and High Net Worth segments, respectively. The goodwill and acquired client relationships are deductible for U.S. tax purposes over a 15-year life. As part of this investment, the Company is contingently liable to make payments totaling between zero and $225,000 over the next three to five years upon the achievement of specified revenue targets. The Company measured the fair value of the contingent payment obligation using a financial model that included assumptions of expected market performance and net client cash flows. Based on these assumptions, the Company projects contingent payments totaling $26,282. As of December 31, 2010, the present value of these payments was $16,389.

        Based in New York and Florida, Trilogy manages assets for institutional and retail clients spread across several geographic regions, using a unique risk management approach to growth-oriented

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investing. The Company has not yet completed its valuation of Trilogy and, therefore, the Company's purchase price allocation is provisional. These provisional amounts may be revised upon completion of the valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 89% and 11% was attributed to the Company's Institutional and Mutual Fund segments, respectively. The goodwill and acquired client relationships are deductible for U.S. tax purposes over a 15-year life. As part of this investment, the Company is contingently liable to make payments of between zero and $23,000 over the next two to five years upon the achievement of specified revenue targets. The Company measured the fair value of the contingent payment obligation using a financial model that included assumptions of expected market performance and net client cash flows. Based on the assumptions, the Company projects contingent payments totaling $14,595. As of December 31, 2010, the present value of these payments was $8,219.

        The purchase price allocations for the 2010 investments are as follows:

	Artemis	Aston	Pantheon	Trilogy
Consideration Paid	$157,837	$146,906	$689,555	$114,980
Deferred Consideration	—	—	73,143	372
Non-controlling interests	106,839	21,287	118,836	62,638
Contingent payment obligations	49,506	—	15,283	8,219

Enterprise Value	314,182	168,193	896,817	186,209
Acquired client relationships	239,398	96,587	476,991	79,392
Tangible assets	44,388	5,256	44,896	10,947
Deferred income taxes	(71,382)	(13,467)	(48,261)	—
Goodwill	101,778	79,817	423,191	95,870

	$314,182	$168,193	$896,817	$186,209

        Unaudited pro forma financial results are set forth below, giving consideration to the Company's investments in Artemis, Pantheon, Aston and Trilogy as if such transactions occurred as of the beginning of 2009, assuming the revenue sharing arrangement had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Years Ended December 31,
	2009	2010
Revenue	$1,294,210	$1,551,474
Net Income (controlling interest)	102,656	158,763
Earnings per share—basic	$2.28	$3.25
Earnings per share—diluted	$2.20	$3.14

        New Affiliate investments contributed $305,972 and $41,018 to the Company's revenue and earnings, respectively, for the year ended December 31, 2010.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $491,000 through 2015. In 2011, the Company expects to make payments of approximately $15,000 to settle portions of these contingent obligations.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Affiliate Equity

        Many of the Company's operating agreements provide Affiliate managers a conditional right to require the Company to purchase their retained equity interests at certain intervals. Certain agreements also provide the Company a conditional right to require Affiliate managers to sell their retained equity interests to the Company upon their death, permanent incapacity or termination of employment and provide Affiliate managers a conditional right to require the Company to purchase such retained equity interests upon the occurrence of specified events. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate's cash flows, which is intended to represent fair value. The Company and Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases.

        The Company may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and in all cases can consent to the transfer of these interests to other individuals or entities. The current redemption value of these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in redeemable non-controlling interests for the years ended December 31, 2009 and 2010 are principally the result of changes to the value of, and repurchases of, these interests. The following table presents the changes in Redeemable non-controlling interests:

	2009	2010
Balance as of January 1	$297,733	$368,999
Issuance of Redeemable non-controlling interest	6,801	18,955
Repurchase of Redeemable non-controlling interest	(101,535)	(97,298)
Changes in redemption value	166,000	115,636

Balance as of December 31	$368,999	$406,292

        During the years ended 2008, 2009 and 2010, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interests in its Affiliates on the controlling interest's equity:

	For the Years Ended December 31,
	2008	2009	2010
Net Income (loss) (controlling interest)	$(1,325)	$59,473	$138,633
Net increase (decrease) in controlling interest paid-in capital from Affiliate equity transactions	9,629	(49,728)	(46,202)

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$8,304	$9,745	$92,431

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Goodwill and Acquired Client Relationships

        The Company periodically acquires interests from, makes additional purchase payments to and transfers interests to Affiliate management partners. The following table presents the change in goodwill during 2009 and 2010:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2008	$463,421	$559,511	$220,651	$1,243,583
Goodwill acquired, net	95,426	25,414	15,386	136,226
Foreign currency translation	2,906	18,037	12,465	33,408

Balance, as of December 31, 2009	$561,753	$602,962	$248,502	$1,413,217
Goodwill acquired, net	218,321	476,701	7,022	702,044
Foreign currency translation	5,848	3,912	6,122	15,882

Balance, as of December 31, 2010	$785,922	$1,083,575	$261,646	$2,131,143

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2009 and 2010:

	2009		2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$389,312	$168,538	$974,809	$228,604
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	350,799	—	677,960	—
Goodwill	1,413,217	—	2,131,143	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2010, these relationships were being amortized over a weighted average life of 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $86,000 for the next five years, assuming no useful life changes or additional investments in new or existing Affiliates.

        During 2010, the Company completed impairment assessments on its goodwill and amortized and non-amortized acquired client relationships, and no impairments were identified.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2008, the Company concluded a decline in the market value of its investments in ValueAct and BlueMountain was other-than-temporary. Because the market values had declined below the carrying value of these investments, the Company reduced the carrying value of these investments by $150,000.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of December 31, 2010, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $31,909 and $32,123 for 2009 and 2010, respectively. The Company estimates that the annual amortization expense attributable to its current equity-method Affiliates will be approximately $32,000 for the next five years assuming no useful life changes and no new investments.

        The following table presents summarized financial information for Affiliates accounted for under the equity method.

	2008	2009	2010
Revenue(1)(2)	$669,571	$361,592	$600,952
Net income	138,710	178,881	444,705

	2009	2010
Current assets(2)	$5,612,132	$7,360,035
Noncurrent assets	60,675	21,780
Current liabilities	1,507,760	1,511,215
Noncurrent liabilities and Non-controlling interest(2)	3,910,256	5,297,445

(1)
Revenue includes advisory fees for asset management services, investment income and dividends from consolidated investment partnerships.

(2)
For its investments in BlueMountain and ValueAct, the Company is entitled to a share of revenue but no portion of the assets held by investors that are unrelated to the Company (which include consolidated investment partnerships).

        The Company's share of undistributed earnings from equity method investments totaled $62,000 as of December 31, 2010.

22.   Net income (non-controlling interests)

        Net income (non-controlling interests) in the Consolidated Statements of Income includes the income allocated to owners of consolidated Affiliates, other than AMG. For the years ended December 31, 2008, 2009 and 2010, this income was $193,728, $126,764 and $153,080, respectively. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed profits owned by the managers of the consolidated Affiliates (including profits allocated to managers from the Owners' Allocation and Operating Allocation).

23.   Stockholders' Equity

Preferred Stock

        The Company is authorized to issue up to 5,000,000 shares of Preferred Stock. Any such Preferred Stock issued by the Company may rank prior to common stock as to dividend rights, liquidation

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company's Board of Directors has also authorized share repurchase programs in recent periods. The maximum number of shares that may yet be repurchased under outstanding programs is 1,584,706. The timing and amount of issuances and repurchases are determined at the discretion of AMG's management.

        A summary of the Company's recent share repurchase activity is as follows:

Period	Shares Repurchased	Average Price
2008	795,400	82.34
2009	—	—
2010	—	—

Financial Instruments

        The Company's 2008 senior convertible notes and junior convertible trust preferred securities contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. These arrangements, as well as, the forward equity sale agreement meet the definition of equity and are not required to be accounted for separately as derivative instruments.

Stock Option and Incentive Plans

        The Company established the 1997 Stock Option and Incentive Plan (as amended and restated, the "1997 Plan"), under which it was authorized to grant options to employees, officers and directors. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7,875,000.

        In 2002, the Company's Board of Directors established the 2002 Stock Option and Incentive Plan (as amended and restated, the "2002 Plan"), under which the Company was authorized to grant 3,375,000 non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan was approved by the Company's Board of Directors.

        In May 2006, the stockholders of the Company approved the 2006 Stock Option and Incentive Plan (the "2006 Plan"), under which the Company was authorized to grant 3,000,000 stock options and stock appreciation rights to senior management, employees and directors.

        The plans are administered by a committee of the Board of Directors. Under the plans, options generally vest over a period of three to five years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the transactions of the Company's stock option and incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2010	5,166,344	$54.29
Options granted	1,098,624	79.25
Options exercised	(1,118,497)	41.64
Options expired	(4,167)	64.81
Options forfeited	(2,162)	112.73

Unexercised options outstanding—December 31, 2010	5,140,142	62.34	5.1

Exercisable at December 31, 2010	2,736,611	57.31	4.2

        The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $39,782, $32,210 and $42,256, respectively. As of December 31, 2010, the intrinsic value of exercisable options outstanding was $191,572 and 52,483 options are available for future grant under the Company's option plans.

        In addition, under the Company's Long-Term Executive Incentive and Deferred Compensation Plans, the Company granted awards during 2009 and 2010. The awards are denominated in the Company's common stock, with fair values of $20,915 and $600, for the 2009 and 2010 awards, respectively. Consistent with the Company's retention and incentive objectives, including the belief that long-term equity compensation is an effective and appropriate retention tool, the awards will be earned only if specified future performance goals are obtained, and are also subject to vesting and forfeiture provisions. The Company will recognize expense for these awards ratably over the remaining four year service period.

        Further to the Company's retention and incentive objectives, during 2010 the Company granted awards under the Company's Long-Term Equity Incentive Plan with an aggregate fair value of $21,000. These awards represent profits interests in the Company's existing Affiliates, and recipients of these awards have rights to cash flows beginning in 2018 and may require the Company to purchase their interests starting in 2015. The Company recognized $5,000 of compensation expense related to these awards in 2010 and will recognize the remaining compensation expense over the award's three year service period.

        During the year ended December 31, 2010, the cash received and the actual tax benefit recognized for options exercised were $46,376 and $14,567, respectively. During the year ended December 31, 2010, the excess tax benefit classified as a financing cash flow was $10,103. During the year ended December 31, 2009, the cash received and the actual tax benefit recognized for options exercised were $37,125 and $11,800 respectively. During the year ended December 31, 2009, the excess tax benefit classified as a financing cash flow was $7,539.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of recent share based compensation expense is as follows:

Period	Share Based Compensation Expense	Tax Benefit
2008	$53,968	$20,509
2009	8,604	3,284
2010	19,530	7,468

        During the year ended December 31, 2008, certain of the Company's employees voluntarily surrendered 2,099,597 stock options for no consideration. Accordingly, the unrecognized compensation expense related to these stock options of $38,742 was recognized as compensation expense. As of December 31, 2010, there was $75,440 of compensation expense related to share-based compensation arrangements which will be recognized over a weighted average period of approximately four years (assuming no forfeitures).

        The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2008, 2009 and 2010 was $13.58, $17.03 and $23.54 per option, respectively, based on the assumptions stated below.

	Year Ended December 31,
	2008	2009	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	30.5%	30.7%	32.4%
Risk-free interest rate(2)	2.0%	1.8%	1.6%
Expected life of options (in years)(3)	4.0	4.0	4.5
Forfeiture rate(3)	5.0%	5.0%	5.0%

(1)
Based on historical and implied volatility.

(2)
Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)
Based on the Company's historical data and expected exercise behavior.

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

	Year Ended December 31,
	2008	2009	2010
Numerator:
Net Income (controlling interest)	$(1,325,000)	$59,473,000	$138,633,000
Interest expense on convertible securities, net of taxes	—	144,000	53,000

Net Income (controlling interest), as adjusted	$(1,325,000)	$59,617,000	$138,686,000

Denominator:
Average shares outstanding—basic	38,211,326	41,385,359	47,428,846
Effect of dilutive instruments:
Stock options and other awards	—	565,877	951,102
Forward sale	—	508,316	634,916
Senior convertible securities	—	873,803	383,671

Average shares outstanding—diluted	38,211,326	43,333,355	49,398,535

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

        The calculation of diluted earnings per share for 2008, 2009 and 2010 excludes the potential exercise of options to purchase approximately 5.3, 3.1 and 1.3 million common shares, respectively, because their effect would be anti-dilutive. In addition, the calculation of diluted earnings per share for 2008 excludes the effect of the outstanding call spread option agreements because their effect would be anti-dilutive.

        During the years ended December 31, 2008 the Company repurchased approximately 0.8 million shares of common stock under various stock repurchase programs. The Company repurchased no shares of common stock during the years ended December 31, 2009 and 2010.

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

        The Company would be exposed to credit-related losses in the event of nonperformance by the counter parties that issued the financial instruments, although the Company does not expect that the counter parties to interest rate derivatives will fail to meet their obligations, given their typically high credit ratings. The credit exposure of derivative contracts is represented by the positive fair value of contracts at the reporting date, reduced by the effects of master netting agreements and collateral posted by the counterparty.

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

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the senior convertible securities and the junior convertible trust preferred securities at December 31, 2010 was $509,740 and $636,549, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26.   Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2009 and 2010.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$178,475	$201,246	$217,461	$244,658
Operating income	45,773	50,897	63,035	80,141
Income before income taxes	28,205	61,193	73,226	83,052
Net Income (controlling interest)	6,125	10,979	17,769	24,600
Earnings per share-diluted	$0.15	$0.26	$0.40	$0.55

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$251,021	$332,080	$354,372	$420,769
Operating income	67,717	96,652	95,590	114,073
Income before income taxes	63,926	75,961	92,997	145,967
Net Income (controlling interest)	17,462	25,204	33,955	62,012
Earnings per share-diluted	$0.38	$0.53	$0.65	$1.18

27.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. As of December 31, 2009 and 2010, the total receivable was $45,253 and $42,863, respectively. The total payable as of December 31, 2009 was $109,888, all of which is included in current liabilities. The total payable as of December 31, 2010 was $183,016, of which $114,792 is included in current liabilities and $68,224 is included in other long-term liabilities.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2008
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$456,187	$559,801	$142,229	$1,158,217
Operating expenses:
Depreciation and other amortization	10,038	28,646	7,937	46,621
Other operating expenses	280,332	369,811	94,733	744,876

	290,370	398,457	102,670	791,497

Operating income	165,817	161,344	39,559	366,720

Non-operating (income) and expenses:
Investment and other income	(2,295)	(18,587)	(6,018)	(26,900)
(Income) loss from equity method investments	(2,576)	82,253	17,465	97,142
Investment loss from investments in partnerships	446	1,856	61,108	63,410
Interest expense	27,185	44,276	9,964	81,425

	22,760	109,798	82,519	215,077

Income before income taxes	143,057	51,546	(42,960)	151,643
Income taxes	30,319	(9,576)	(999)	19,744

Net income	112,738	61,122	(41,961)	131,899
Net income (non-controlling interests)	(75,559)	(96,706)	(21,463)	(193,728)
Net loss (non-controlling interest in partnerships)	227	1,382	58,895	60,504

Net Income (controlling interest)	$37,406	$(34,202)	$(4,529)	$(1,325)

Total assets	$983,416	$1,733,963	$495,321	$3,212,700
Goodwill	$463,421	$559,511	$220,651	$1,243,583

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$313,177	$415,605	$113,058	$841,840
Operating expenses:
Depreciation and other amortization	6,973	29,457	9,254	45,684
Other operating expenses	202,096	277,821	76,393	556,310

	209,069	307,278	85,647	601,994

Operating income	104,108	108,327	27,411	239,846

Non-operating (income) and expenses:
Investment and other income	(15,066)	(6,332)	(3,504)	(24,902)
Income from equity method investments	(965)	(28,518)	(2,149)	(31,632)
Investment loss from investments
in partnerships	(185)	(1,252)	(25,988)	(27,425)
Interest expense	21,808	45,870	10,451	78,129

	5,592	9,768	(21,190)	(5,830)

Income before income taxes	98,516	98,559	48,601	245,676
Income taxes	13,864	15,042	3,854	32,760

Net income	84,652	83,517	44,747	212,916
Net income (non-controlling interests)	(54,737)	(58,692)	(13,335)	(126,764)
Net loss (non-controlling interest in partnerships)	(184)	(1,252)	(25,243)	(26,679)

Net Income (controlling interest)	$29,731	$23,573	$6,169	$59,473

Total assets	$1,182,940	$1,702,983	$504,983	$3,390,906
Goodwill	$561,753	$602,962	$248,502	$1,413,217

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$578,791	$649,204	$130,247	$1,358,242
Operating expenses:
Depreciation and other amortization	15,275	49,662	9,205	74,142
Other operating expenses	401,148	424,929	83,991	910,068

	416,423	474,591	93,196	984,210

Operating income	162,368	174,613	37,051	374,032

Non-operating (income) and expenses:
Investment and other income	(7,651)	(11,042)	(4,212)	(22,905)
Income from equity method investments	372	(70,431)	(7,485)	(77,544)
Investment loss from investments
in partnerships	67	181	4,245	4,493
Interest expense	32,421	49,563	9,153	91,137

	25,209	(31,729)	1,701	(4,819)

Income before income taxes	137,159	206,342	35,350	378,851
Income taxes	36,190	47,129	8,204	91,523

Net income	100,969	159,213	27,146	287,328
Net income (non-controlling interests)	(54,728)	(81,605)	(16,747)	(153,080)
Net loss (non-controlling interest in partnerships)	74	195	4,116	4,385

Net Income (controlling interest)	$46,315	$77,803	$14,515	$138,633

Total assets	$1,847,886	$3,009,346	$433,983	$5,291,215
Goodwill	$785,641	$1,083,855	$261,647	$2,131,143

        As of December 31, 2008, equity method investments of $8,807, $609,956 and $60,124 were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2009, equity method investments of $12,139, $602,060 and $44,133 were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2010, equity method investments of $9,123, $630,135 and $39,673 were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively.

29.   Subsequent Events

        The Company entered into an amended and restated revolving credit facility (the "Facility") in January 2011, which allows for borrowings of up to $750 million on an unsecured revolving credit basis at specified rates of interest that vary depending on our credit ratings. Subject to the agreement of the lenders to provide incremental commitments and subject to certain requirements in the Facility, the Company has the option to increase the Facility by up to an additional $150 million. The Facility will mature in January 2015, and contains financial covenants with respect to leverage and interest coverage. The Facility also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes. Obligations under the Facility are guaranteed by certain of the Company's wholly-owned domestic subsidiaries in accordance with the terms of the Facility.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On February 1, 2011, the Company announced the appointment of three senior executives to the following roles, to be effective as of the Company's Annual Meeting on May 24, 2011. Nathaniel Dalton was appointed President of the Company, in addition to continuing to serve as its Chief Operating Officer. Jay C. Horgen was appointed Chief Financial Officer and Treasurer of the Company, in addition to continuing to oversee the Company's New Investments activities. John Kingston, III was appointed Vice Chairman, in addition to continuing to serve as General Counsel of the Company. Each of Messrs. Dalton, Horgen and Kingston will continue to report to Sean M. Healey, the Chairman and Chief Executive Officer of the Company. Darrell W. Crate, currently the Company's Chief Financial Officer, Executive Vice President and Treasurer, will resign from these positions, effective as of the Annual Meeting.

        Following the Annual Meeting, Mr. Crate will continue to serve as an employee providing advisory services on an on-going basis to the Company through February 2016. In 2011, Mr. Crate will be eligible to receive compensation for his service to the Company in line with his past compensation, ratable for the period of service, all to be determined by the Board of Directors in its compensation determinations at the end of the year. Mr. Crate will continue to receive medical and dental insurance for a period of two years, and his Company equity awards will continue to remain outstanding, and Mr. Crate will be subject to on-going non-competition and other customary covenants.

Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2010	$25,294	$2,251	$—	$—	$27,545
2009	32,181	700	—	7,587	25,294
2008	18,023	14,158	—	—	32,181
Other Allowances(1)
Year Ending December 31,
2010	$13,226	$—	$—	$—	$13,226
2009	19,051	277	—	6,102	13,226
2008	15,267	7,708	—	3,924	19,051

(1)
Other Allowances represents reserves on notes received in connection with transfers of our interests in certain Affiliates, which we consider uncollectible.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting," which is incorporated by reference herein.

        Our registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item will be set forth in our proxy statement for our 2011 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2010) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: March 1, 2011	By:	/s/ SEAN M. HEALEY
Sean M. Healey President, Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SEAN M. HEALEY Sean M. Healey	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2011
/s/ DARRELL W. CRATE Darrell W. Crate	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 1, 2011
/s/ SAMUEL T. BYRNE Samuel T. Byrne	Director	March 1, 2011
/s/ DWIGHT D. CHURCHILL Dwight D. Churchill	Director	March 1, 2011
/s/ HAROLD J. MEYERMAN Harold J. Meyerman	Director	March 1, 2011
/s/ WILLIAM J. NUTT William J. Nutt	Director	March 1, 2011
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	March 1, 2011
/s/ PATRICK T. RYAN Patrick T. Ryan	Director	March 1, 2011
/s/ JIDE J. ZEITLIN Jide J. Zeitlin	Director	March 1, 2011

Exhibit Index

2.1		Purchase and Sale Agreement, dated as of February 10, 2010, by and among Frank Russell Company, Affiliated Managers Group, Inc. and The Northwestern Mutual Life Insurance Company (solely with respect to Sections 4.18 and 4.19)(1)
2.2
Amendment No. 1 to Purchase and Sale Agreement, dated as of June 30, 2010, by and among Frank Russell Company, Affiliated Managers Group, Inc. and The Northwestern Mutual Life Insurance Company (solely with respect to Sections 4.18, 4.19 and 8.8 of the Purchase and Sale Agreement between the parties dated as of February 10, 2010)(2)
3.1		Amended and Restated Certificate of Incorporation(3)
3.2		Amendment to Amended and Restated Certificate of Incorporation(4)
3.3		Amendment to Amended and Restated Certificate of Incorporation(5)
3.4		Second Amended and Restated By-laws(6)
3.5		Certificate of Designations, Preferences and Rights of a Series of Stock(7)
4.1		Specimen certificate for shares of common stock of the Registrant(3)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust I, dated as of April 3, 2006, among Affiliated Managers Group, Inc., Christiana Bank & Trust Company, as Delaware Trustee, LaSalle Bank National Association, as Property Trustee and Administrative Trustee, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust I(8)
4.3		Indenture, dated as of April 3, 2006, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Debenture Trustee(8)
4.5		Guarantee Agreement, dated as of April 3, 2006, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Guarantee Trustee(8)
4.6
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, among Affiliated Managers Group, Inc., LaSalle National Trust Delaware, as Delaware Trustee, LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II(9)
4.7		Indenture, dated as of October 17, 2007, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Debenture Trustee(9)
4.8		Guarantee Agreement, dated as of October 17, 2007, between Affiliated Managers Group, Inc. and LaSalle Bank National Association, as Guarantee Trustee(9)
4.9		Indenture related to the 3.95% Convertible Senior Notes due 2038, dated as of August 6, 2008 between Affiliated Managers Group, Inc. and The Bank of New York Mellon Trust Company, N.A.(10)
10.1
Fourth Amended and Restated Credit Agreement, dated as of January 12, 2011, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the several lenders from time to time parties thereto(11)
10.2	†	Affiliated Managers Group, Inc. Defined Contribution Plan(12)
10.3	†	Affiliated Managers Group, Inc. Long-Term Executive Incentive Plan(13)
10.4	†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(14)

10.5	†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(14)
10.6	†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(5)
10.7	†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(4)
10.8	†	Affiliated Managers Group, Inc. Executive Retention Plan(15)
10.9	†	Affiliated Managers Group, Inc. Deferred Compensation Plan(16)
10.10	†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(17)
10.11		Distribution Agency Agreement, dated May 1, 2009, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner and Smith Inc. and Bank of America, N.A.(18)
10.12		Form of Confirmation Letter Agreement, dated May 1, 2009, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(18)
10.13		Distribution Agency Agreement, dated July 31, 2009, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch(19)
10.14		Form of Confirmation Letter Agreement, dated July 31, 2009, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch(19)
10.15		Form of 2011 Indemnification Agreement entered into by each Director and Executive Officer*
21.1		Schedule of Subsidiaries*
23.1		Consent of PricewaterhouseCoopers LLP*
31.1		Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial statements from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008, (ii) the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (iii) the Consolidated Statement of Equity for the years ended December 31, 2010, 2009, and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008, and (v) the Notes to the Consolidated Financial Statements.

†
Indicates a management contract or compensatory plan

*
Filed herewith

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 10, 2010

(2)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 9, 2010

(3)
Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(4)
Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(5)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 28, 2006

(6)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 9, 2010

(7)
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

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2007

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed August 12, 2008

(11)
Incorporated by reference to the Company's Current Report on Form 8-K filed January 13, 2011

(12)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000

(13)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2000

(14)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459) filed May 10, 2004

(15)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005

(16)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 2, 2009, as amended

(17)
Incorporated by reference to the Company's Current Report on Form 8-K filed December 17, 2010

(18)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 11, 2009

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 6, 2009