Form 10-Q
period 2011-03-31
AFFILIATED MANAGERS GROUP INC
filed 2011-05-10
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 52,053,190 shares of the registrant's common stock outstanding on May 5, 2011.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2010	2011
Revenue	$251.0	$426.3
Operating expenses:
Compensation and related expenses	119.2	179.5
Selling, general and administrative	45.3	87.5
Amortization of intangible assets	8.9	22.1
Depreciation and other amortization	3.0	3.8
Other operating expenses	6.1	8.5

	182.5	301.4

Operating income	68.5	124.9

Non-operating (income) and expenses:
Investment and other income	(2.8)	(8.7)
Income from equity method investments	(9.1)	(10.2)
Investment income from investments in partnerships	(4.1)	—
Interest expense	16.0	19.4
Imputed interest expense	3.8	8.3

	3.8	8.8

Income before income taxes	64.7	116.1
Income taxes	11.9	26.7

Net income	52.8	89.4
Net income (non-controlling interests)	(31.3)	(50.3)
Net income (non-controlling interests in partnerships)	(4.0)	—

Net Income (controlling interest)	$17.5	$39.1

Average shares outstanding—basic	42.4	51.8
Average shares outstanding—diluted	45.4	53.1
Earnings per share—basic	$0.41	$0.76
Earnings per share—diluted	$0.38	$0.74
Supplemental disclosure of total comprehensive income:
Net income	$52.8	$89.4
Other comprehensive income	25.4	11.4

Comprehensive income	78.2	100.8
Comprehensive income (non-controlling interests)	(35.3)	(50.3)

Comprehensive income (controlling interest)	$42.9	$50.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2010	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$313.3	$252.8
Investment advisory fees receivable	236.4	231.2
Investments in marketable securities	116.0	110.3
Unsettled fund share receivables	42.0	103.8
Prepaid expenses and other current assets	61.7	83.5

Total current assets	769.4	781.6
Fixed assets, net	67.7	66.0
Equity investments in Affiliates	678.9	622.7
Acquired client relationships, net	1,424.2	1,409.6
Goodwill	2,131.2	2,142.6
Other assets	219.8	236.8

Total assets	$5,291.2	$5,259.3

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$252.8	$207.3
Unsettled fund share payables	39.8	95.3
Payables to related party	114.8	80.5

Total current liabilities	407.4	383.1
Senior debt	460.0	340.0
Senior convertible securities	422.1	425.5
Junior convertible trust preferred securities	509.9	510.5
Deferred income taxes	495.4	502.9
Other long-term liabilities	207.8	215.0

Total liabilities	2,502.6	2,377.0
Redeemable non-controlling interests	406.3	531.2
Equity:
Common stock	0.5	0.5
Additional paid-in capital	980.5	854.6
Accumulated other comprehensive income	100.5	111.9
Retained earnings	1,011.8	1,050.9

	2,093.3	2,017.9
Less: treasury stock, at cost	(293.3)	(256.7)

Total equity	1,800.0	1,761.2
Non-controlling interests	582.3	589.9

Total equity	2,382.3	2,351.1

Total liabilities and equity	$5,291.2	$5,259.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Total Equity
December 31, 2010	$0.5	$980.5	$100.5	$1,011.8	$(293.3)	$582.3	$2,382.3
Stock issued under option and other incentive plans	—	(21.5)	—	—	36.6	—	15.1
Tax benefit of option exercises	—	5.7	—	—	—	—	5.7
Changes in Affiliate equity	—	(117.6)	—	—	—	26.8	(90.8)
Share-based payment arrangements	—	7.5	—	—	—	—	7.5
Distributions to non-controlling interests	—	—	—	—	—	(69.5)	(69.5)
Net Income	—	—	—	39.1	—	50.3	89.4
Other comprehensive income	—	—	11.4	—	—	—	11.4

March 31, 2011	$0.5	$854.6	$111.9	$1,050.9	$(256.7)	$589.9	$2,351.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Three Months Ended March 31,
	2010	2011
Cash flow from operating activities:
Net income	$52.8	$89.4
Adjustments to reconcile Net income to net cash flow from operating activities:
Amortization of intangible assets	8.9	22.1
Amortization of issuance costs	1.8	2.6
Depreciation and other amortization	3.0	3.8
Deferred income tax provision	8.6	9.6
Imputed interest expense	3.8	8.3
Income from equity method investments, net of amortization	(9.1)	(10.2)
Distributions received from equity method investments	23.2	64.9
Tax benefit from exercise of stock options	0.3	0.8
Stock option expense	3.6	6.1
Affiliate equity expense	3.4	3.5
Other adjustments	(4.0)	(5.6)
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(0.9)	3.0
(Increase) decrease in prepaids and other current assets	11.0	(2.5)
Increase in unsettled fund shares receivable	(98.7)	(60.7)
Increase in other assets	(11.1)	(2.9)
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(37.0)	(56.5)
Increase in unsettled fund shares payable	108.4	54.5

Cash flow from operating activities	68.0	130.2

Cash flow used in investing activities:
Investments in Affiliates	(127.7)	(13.3)
Purchase of fixed assets	(1.1)	(1.7)
Purchase of investment securities	(14.9)	(9.1)
Sale of investment securities	11.8	12.0

Cash flow used in investing activities	(131.9)	(12.1)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	235.0	—
Repayments of senior bank debt	(65.0)	(120.0)
Issuance of common stock	2.5	15.2
Issuance costs	(0.1)	(7.7)
Excess tax benefit from exercise of stock options	0.4	4.9
Settlement of treasury lock	—	4.0
Note payments	(25.4)	0.1
Distributions to non-controlling interests	(37.2)	(69.5)
Affiliate equity issuances and repurchases	(102.6)	(7.8)

Cash flow from (used in) financing activities	7.6	(180.8)

Effect of foreign exchange rate changes on cash and cash equivalents	0.6	2.2
Net decrease in cash and cash equivalents	(55.7)	(60.5)
Cash and cash equivalents at beginning of period	259.5	313.3

Cash and cash equivalents at end of period	$203.8	$252.8

Supplemental disclosure of non-cash activities:
Notes received for Affiliate equity sales	$5.7	$9.5
Payables recorded for Affiliate equity purchases	15.3	7.0
Payables recorded under contingent payment arrangements	49.0	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("AMG" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes additional information about AMG, its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.

        All dollar and share amounts in these notes (except information that is presented on a per share, per security, per note or per contract basis) are stated in millions, unless otherwise indicated.

        There are no recently issued accounting standards that are expected to have a material effect on the Company's Consolidated Financial Statements.

2.     Senior Bank Debt

        The Company entered into an amended and restated revolving credit facility (the "credit facility") in January 2011, which allows for borrowings of up to $750.0 million at specified rates of interest that vary depending on the Company's credit ratings. Subject to the agreement of the lenders to provide incremental commitments and subject to certain requirements in the credit facility, the Company has the option to increase the credit facility by up to an additional $150.0 million.

        The credit facility, which will mature in January 2015, is unsecured and contains financial covenants with respect to leverage and interest coverage and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes. Obligations under the credit facility are guaranteed by certain of the Company's wholly-owned domestic subsidiaries in accordance with the terms of the credit facility. At March 31, 2011, the Company had $340.0 million of outstanding borrowings.

        As further described in Note 15, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

3.     Convertible Securities

        At March 31, 2011, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, issued in 2006 (the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

"2006 junior convertible trust preferred securities") and in 2007 (the "2007 junior convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2010		March 31, 2011
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$422.1	$460.0	$425.5	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$296.3	$430.8	$296.6	$430.8
2006 junior convertible trust preferred securities(1)	213.6	300.0	213.9	300.0

Total junior convertible securities	$509.9	$730.8	$510.5	$730.8

(1)
Carrying value is accreted to the principal amount at maturity over an expected life of five years for the 2008 senior convertible notes and 30 years for each of the junior convertible trust preferred securities.

        The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes(1)	2007 Junior Convertible Trust Preferred Securities(2)	2006 Junior Convertible Trust Preferred Securities(3)
Issue Date	August 2008	October 2007	April 2006
Maturity Date	August 2038	October 2037	April 2036
Next Potential Put Date	August 2013	N/A	N/A
Note Denomination	$1,000	$50	$50
Current Conversion Rate	7.959	0.250	0.333
Current Conversion Price	$125.65	$200.00	$150.00
Stated Coupon	3.95%	5.15%	5.10%
Coupon Frequency	Semi-annually	Quarterly	Quarterly
Tax Deduction Rate(4)	9.38%	8.00%	7.50%

(1)
The Company may redeem the notes for cash (subject to the holders right to convert) at any time on or after August 15, 2013.

(2)
The Company may redeem the 2007 junior convertible trust preferred securities on or after October 15, 2012 if the closing price of the Company's common stock exceeds $260 per share for a specified period of time.

(3)
The Company may redeem the 2006 junior convertible trust preferred securities on or after April 15, 2011 if the closing price of the Company's common stock exceeds $195 per share for a specified period of time.

(4)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. These deductions result in annual deferred tax liabilities of approximately $22.5 million. These deferred tax liabilities will be

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities.

4.     Forward Equity Sale Agreements

        During 2009, the Company entered into a forward equity sale agreement with a major securities firm to sell shares of its common stock, and extended this agreement in April 2011. As of March 31, 2011, no forward equity sales are outstanding. The Company may sell up to an additional $103.5 million under this agreement.

5.     Income Taxes

        The consolidated income tax provision includes taxes attributable to controlling interests and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended March 31,
	2010	2011
Controlling Interests:
Current Tax	$2.5	$13.5
Intangible related deferred taxes	10.7	12.9
Other Deferred Taxes	(2.1)	(2.8)

Total Controlling Interests	$11.1	$23.6

Non-Controlling Interests:
Current Tax	$0.8	$3.6
Deferred Taxes	—	(0.5)

Total Non-Controlling Interests	0.8	3.1

Provision for income taxes	$11.9	$26.7

Income before income taxes (controlling interest)	$28.6	$62.7

Effective Tax rate attributable to controlling interests(1)	38.8%	37.6%

(1)
Taxes attributable to controlling interests divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2010	2011
Current:
Federal	$(0.8)	$6.1
State	1.2	3.1
Foreign	2.9	7.9

Total Current	3.3	17.1

Deferred:
Federal	7.9	11.3
State	1.2	0.7
Foreign	(0.5)	(2.4)

Total Deferred	8.6	9.6

Provision for Income Taxes	$11.9	$26.7

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2010	March 31, 2011
Deferred Tax Assets
State net operating loss carryforwards	$30.6	$29.6
Foreign tax credit carryforwards	17.3	19.1
Deferred compensation	10.3	11.7
Accrued expenses	8.5	10.3
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	68.2	72.2
Valuation allowance	(27.6)	(26.7)

Deferred tax assets, net of valuation allowance	$40.6	$45.5

Deferred Tax Liabilities
Intangible asset amortization	$(209.3)	$(218.9)
Convertible securities interest	(154.5)	(158.5)
Non-deductible intangible amortization	(143.1)	(143.5)
Deferred revenue	(26.3)	(24.8)
Other	(2.8)	(2.7)

Total deferred tax liabilities	(536.0)	(548.4)

Net deferred tax liability	$(495.4)	$(502.9)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's 2008 senior convertible notes and junior convertible trust preferred securities also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At March 31, 2011, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2011. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2011. The valuation allowances at December 31, 2010 and March 31, 2011 were principally related to the Company's ability to generate sufficient taxable income prior to the expiration of these carryforwards.

        At March 31, 2011, the Company's liability for uncertain tax positions was $24.6 million, including interest and related charges of $3.0 million. Over the next twelve months, as a result of state and foreign tax audits, unrecognized tax benefits on uncertain tax positions could increase by $1.0 to $3.0 million.

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

	For the Three Months Ended March 31,
	2010	2011
Numerator:
Net Income (controlling interest)	$17.5	$39.1
Interest expense on convertible securities, net of taxes	0.0	—

Net Income (controlling interest), as adjusted	$17.5	$39.1

Denominator:
Average shares outstanding—basic	42.4	51.8
Effect of dilutive instruments:
Stock options	0.9	1.3
Forward sale	1.3	—
Senior convertible securities	0.8	—

Average shares outstanding—diluted	45.4	53.1

        As more fully discussed in Note 3, the Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net Income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        The calculation of diluted earnings per share for the three months ended March 31, 2010 and 2011 excludes the potential exercise of options to purchase 1.3 million and 0.6 million shares of common stock, respectively, because the effect would be anti-dilutive.

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

7.     Commitments and Contingencies

        The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of operations of the Company.

        Certain Affiliates operate under regulatory authorities which require that they maintain minimum financial or capital requirements. Management is not aware of any material violations of such financial requirements.

        In connection with its investment in Pantheon Ventures, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of March 31, 2011, these commitments totaled approximately $98.6 million and may be called in future periods. Russell Investments (Pantheon Ventures former owner) is contractually obligated to reimburse the Company for $69.6 million of these commitments when they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $496.5 million through 2015. In 2011, the Company expects to make payments of approximately $1.4 million to settle portions of these contingent obligations.

8.     Investments in Partnerships

        As of December 31, 2010 and March 31, 2011, the Affiliates' investments in partnerships that are not consolidated were $106.1 million and $121.9 million, respectively. These assets are reported within "Other assets" in the Consolidated Balance Sheets. The income or loss related to these investments is classified within "Investment and other income" in the Consolidated Statements of Income.

9.     Investments in Marketable Securities

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

	December 31, 2010	March 31, 2011
Cost of investments in marketable securities	$68.9	$63.0
Gross unrealized gains	47.1	47.3
Gross unrealized losses	—	—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Unsettled Fund Share Receivables and Payables

        Unsettled fund share receivables and payables are created by the normal settlement periods on transactions initiated by certain clients of Affiliate funds domiciled in the United Kingdom. The gross presentation of the receivable and offsetting payable reflects the legal relationship between the underlying investor and the Company.

11.   Fair Value Measurements

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

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

  Level 3—Prices reflecting the Company's own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect the Company's estimation of assumptions that market participants would use in pricing the asset or liability.

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2010
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$36.0	$36.0	$—	$—
Partnership investments(1)	124.5	16.9	21.8	85.8
Investments in marketable securities(2)
Trading securities	15.4	15.2	0.2	—
Available for sale securities	100.6	99.2	1.4	—
Interest rate derivatives	5.9	—	5.9	—
Financial Liabilities
Contingent payment obligations(3)	$84.0	$—	$—	$84.0
Obligations to related parties	79.6	—	—	79.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2011	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$14.6	$14.6	$—	$—
Partnership investments(1)	152.8	27.9	31.3	93.6
Investments in marketable securities(2)
Trading securities	16.0	16.0	—	—
Available for sale securities	94.3	94.3	—	—
Interest rate derivatives	3.0	—	3.0	—
Financial Liabilities
Contingent payment obligations(3)	$89.4	$—	$—	$89.4
Obligations to related parties	67.9	—	—	67.9

(1)
Partnerships investments are reported within "Prepaid expenses and other current assets" and "Other assets" on the Consolidated Balance Sheets.

(2)
Principally investments in equity securities.

(3)
Contingent payment obligations are reported in "Other long-term liabilities."

        The following is a description of the significant assets and liabilities measured at fair value and the fair value methodologies used.

        Cash equivalents consist primarily of highly liquid investments in money market funds. Cash investments in actively traded money market funds are classified as Level 1.

        Partnership investments consist of investments in funds advised by Affiliates and are valued using net asset value ("NAV"). Investments in actively traded funds that calculate daily NAVs are classified as Level 1. Investments in non-public funds that hold investments with observable market prices are classified as Level 2. Investments in funds that hold illiquid securities or that are subject to redemption restrictions are classified as Level 3. The fair value of Level 3 assets was determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

        Investments in marketable securities consist primarily of investments in funds advised by Affiliates which are valued using NAV and in publicly traded securities. Investments in actively traded funds that calculate daily NAVs and actively traded public securities are classified as Level 1. Investments in non-public funds that hold investments with observable market prices are classified as Level 2.

        Interest rate derivatives include Treasury rate lock contracts and interest rate swaps at December 31, 2010 and only interest rate swaps at March 31, 2011. The fair value of these assets was determined by model-derived valuations in which all significant inputs were observable in active markets.

        Contingent payment obligations represents the present value of the expected future settlement of contingent payment arrangements related to the Company's business combinations. The fair value of these obligations is determined using an income approach with assumptions made about future cash flows and discount rates.

        Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The fair value of the agreements to repurchase Affiliate equity is determined using an income approach with assumptions made about future cash flows and discount rates. The liability to a related

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV.

        The following table presents the changes in Level 3 assets and liabilities for the three months ended March 31, 2010 and 2011:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended March 31, 2010	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$4.0	$—	(1)	$—	(1)	$—	$—	$(3.7)	$0.3
Contingent payment obligations	27.1	—	(2)	—	(2)	49.1	(27.1)	—	49.1
Obligations to related parties	78.7	(0.2	)(3)	—	(3)	15.3	(78.5)	—	15.3

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended March 31, 2011	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$85.8	$1.1	(1)	$5.6	(1)	$2.8	$(1.7)	$—	$93.6
Contingent payment obligations	84.0	—	(2)	5.4	(2)	—	—	—	89.4
Obligations to related parties	79.6	0.3	(3)	2.5	(3)	9.6	(24.1)	—	67.9

(1)
Recorded in "Investment and other income" and "Investment (income) loss from investments in partnerships."

(2)
Recorded in "Imputed interest expense" and "Other comprehensive income."

(3)
Recorded in "Interest expense" and "Investment and other income."

        During the three months ended March 31, 2010, financial assets valued at $3.7 million transferred from Level 3 to Level 2. No such transfers occurred during the three months ended March 31, 2011. In addition, there were no significant transfers of financial assets or liabilities between Level 2 and Level 1 in either period.

        As a practical expedient, the Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2010 and March 31, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2010		March 31, 2011
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$85.7	$89.2	$93.6	$98.6
Other funds(2)	55.2	—	64.0	—

	$140.9	$89.2	$157.6	$98.6

(1)
These funds primarily invest in a broad range of private equity funds, as well as making direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, generally 15 years.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies including long/short equity, credit and real estate. Investments are generally redeemable on a daily or quarterly basis.

        There are no current plans to sell any of these investments.

        The carrying amount of the Company's cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms of the notes are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at March 31, 2011 was $542.8 million and $664.0 million, respectively.

12.   Variable Interest Entities

Sponsored Investment Funds

        The Company's Affiliates act as the investment manager for certain investment funds that are considered variable interest entities ("VIEs"). In addition to an Affiliate's involvement as the investment manager, Affiliates may also hold investments in these products. Affiliates are not the primary beneficiary of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management. As a result, the Company's variable interests will not absorb the majority of the variability of the entity's net assets and therefore the Company has not consolidated these entities.

Trust Preferred Vehicles

        The Company established wholly-owned trusts in connection with the 2006 and 2007 issuances of junior convertible trust preferred securities. These entities are considered VIEs and the Company is not the primary beneficiary, therefore these entities are not consolidated in the Company's financial statements.

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2010		March 31, 2011
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,350.7	$0.9	$3,524.6	$0.8
Trust preferred vehicles	9.0	9.0	9.0	9.0

13.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. The Company also has liabilities to related parties for deferred purchase price and contingent payment obligations in connection with certain business combinations.

        The total receivable as of December 31, 2010 was $42.9 million, which is included in "Other assets." The total receivable as of March 31, 2011 was $57.0 million, of which $14.3 million is included

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in "Prepaid expenses and other current assets" and $42.7 million is included in "Other assets." The total payable as of December 31, 2010 was $183.0 million, of which $114.8 million is included in "Payables to related party" and $68.2 million is included in "Other long-term liabilities." The total payable as of March 31, 2011 was $147.6 million, of which $80.5 million is included in "Payables to related party" and $67.1 million is included in "Other long-term liabilities."

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

14.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the three months ended March 31, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2011	5.1	$62.34
Options granted	—	—
Options exercised	(0.3)	48.03
Options forfeited	—	—

Unexercised options outstanding—March 31, 2011	4.8	63.27	4.9

Exercisable at March 31, 2011	2.4	58.49	4.0

        The Company's Net Income (controlling interest) for the three months ended March 31, 2011 includes compensation expense of $3.8 million (net of income tax benefits of $2.3 million related to the Company's Stock Option and Incentive, Long-Term Executive Incentive, Long-Term Equity Incentive and Deferred Compensation Plans). As of March 31, 2011, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $69.7 million over a weighted average period of approximately three years (assuming no forfeitures). As of March 31, 2011, no outstanding options have expiration dates prior to the end of 2011.

15.   Derivative Financial Instruments

        The Company periodically uses derivative contracts to manage interest rate exposure associated with its variable interest rate debt.

        In 2010, the Company entered into interest rate swap agreements as summarized in the table below:

	Notional Amount	Paying	Receiving	Start Date	Expiration Date
Counterparty A	$25.0	1.67%	3-Month LIBOR	October 2010	October 2015
Counterparty A	$25.0	1.65%	3-Month LIBOR	October 2010	October 2015
Counterparty B	$25.0	1.59%	3-Month LIBOR	October 2010	October 2015
Counterparty B	$25.0	2.14%	3-Month LIBOR	October 2010	October 2017

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In November of 2010, the Company entered into a series of treasury rate lock contracts with a total notional value of $100.0 million which were settled in February 2011 for a net pre-tax gain of $4.0 million (each contract was designated and qualified as a cash flow hedge). These contracts were intended to hedge the risks associated with changes in interest rates on a fixed-rate debt issuance that is anticipated to occur prior to June 2012. The gain on these contracts is reflected as a component of other comprehensive income and will be recognized as a deduction to interest expense over the life of the expected fixed rate debt issuance, or recorded as other income in the event the Company determines that it is not probable it will issue fixed rate debt prior to the third quarter of 2012.

        Certain of the Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of March 31, 2011, the Company was not required to post collateral.

        The Company records all derivative instruments on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in any periods presented. As of March 31, 2011, the unrealized gain (before taxes) on the derivative instruments was $3.0 million. The Company does not expect to reclassify any material portion of the unrealized gain into earnings in the next twelve months.

        The following summarizes the location and amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Income:

	Amount of Gain Recognized in Other Comprehensive Income
	For the Three Months Ended March 31,
	2010	2011
Cash Flow Hedges
Interest rate swaps	$—	$0.6
Treasury rate locks	—	0.5

Total	$—	$1.1

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31, 2010	March 31, 2011
Cash Flow Hedges
Interest rate swaps(1)	$2.5	$3.0
Treasury rate locks(1)	3.4	—

Total	$5.9	$3.0

(1)
Recorded in "Other assets."

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended March 31, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$97.9	$121.8	$31.3	$251.0
Operating expenses:
Depreciation and other amortization	2.2	7.4	2.3	11.9
Other operating expenses	66.7	83.4	20.5	170.6

	68.9	90.8	22.8	182.5

Operating income	29.0	31.0	8.5	68.5

Non-operating (income) and expenses:
Investment and other income	(0.8)	(1.3)	(0.7)	(2.8)
Income from equity method investments	(0.3)	(7.8)	(1.0)	(9.1)
Investment income from Affiliate investments in partnerships	(0.1)	(0.2)	(3.8)	(4.1)
Interest expense	6.0	11.1	2.7	19.8

	4.8	1.8	(2.8)	3.8

Income before income taxes	24.2	29.2	11.3	64.7
Income taxes	5.5	5.0	1.4	11.9

Net income	18.7	24.2	9.9	52.8
Net income (non-controlling interests)	(11.0)	(16.4)	(3.9)	(31.3)
Net income (non-controlling interests in partnerships)	(0.1)	(0.1)	(3.8)	(4.0)

Net Income (controlling interest)	$7.6	$7.7	$2.2	$17.5

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$184.2	$207.0	$35.1	$426.3
Operating expenses:
Depreciation and other amortization	4.1	19.7	2.1	25.9
Other operating expenses	126.4	127.0	22.1	275.5

	130.5	146.7	24.2	301.4

Operating income	53.7	60.3	10.9	124.9

Non-operating (income) and expenses:
Investment and other income	(2.3)	(5.0)	(1.4)	(8.7)
Income from equity method investments	(1.4)	(7.7)	(1.1)	(10.2)
Investment income from Affiliate investments in partnerships	—	—	—	—
Interest expense	10.8	14.6	2.3	27.7

	7.1	1.9	(0.2)	8.8

Income before income taxes	46.6	58.4	11.1	116.1
Income taxes	11.7	12.8	2.2	26.7

Net income	34.9	45.6	8.9	89.4
Net income (non-controlling interests)	(18.3)	(27.2)	(4.8)	(50.3)
Net income (non-controlling interests in partnerships)	—	—	—	—

Net Income (controlling interest)	$16.6	$18.4	$4.1	$39.1

Balance Sheet Information
Total assets as of December 31, 2010	$1,847.9	$3,009.3	$434.0	$5,291.2
Total assets as of March 31, 2011	1,955.2	2,872.7	431.4	5,259.3

17.   Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the three months ended March 31, 2011:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2010	$785.9	$1,083.7	$261.6	$2,131.2
Goodwill acquired	1.9	0.1	—	2.0
Foreign currency translation	2.4	4.5	2.5	9.4

Balance, as of March 31, 2011	$790.2	$1,088.3	$264.1	$2,142.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2010 and March 31, 2011:

	December 31, 2010		March 31, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$974.8	$228.6	$976.5	$250.7
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	678.0	—	683.8	—
Goodwill	2,131.2	—	2,142.6	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2011, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $88.5 million for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of March 31, 2011, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $8.4 million for the three months ended March 31, 2011. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2011	$32.9
2012	32.8
2013	32.8
2014	11.3
2015	4.1

18.   Affiliate Equity

        Many of the Company's operating agreements provide the Company a conditional right to call and Affiliate partners the conditional right to put their retained equity interests at certain intervals. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The Company may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities.

        The current redemption value of these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in the current

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance as of January 1, 2011	$406.3
Issuance of Redeemable non-controlling interest	48.5
Repurchase of Redeemable non-controlling interest	(7.0)
Changes in redemption value	83.4

Balance as of March 31, 2011	$531.2

        During the three months ended March 31, 2010 and 2011, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended March 31,
	2010	2011
Net Income (controlling interest)	$17.5	$39.1
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(16.4)	3.8

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$1.1	$42.9

19.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended March 31,
	2010	2011
Net income	$52.8	$89.4
Foreign currency translation adjustment	12.1	14.2
Change in net unrealized gain on derivative securities	—	0.7
Change in net unrealized gain on investment securities	13.3	(3.5)

Comprehensive income	78.2	100.8
Comprehensive income (non-controlling interests)	(35.3)	(50.3)

Comprehensive income (controlling interest)	$42.9	$50.5

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2010	March 31, 2011
Foreign currency translation adjustments	$67.9	$82.1
Unrealized gain on derivative securities	3.7	4.4
Unrealized gain on investment securities	28.9	25.4

Accumulated other comprehensive income	$100.5	$111.9

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

        Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements of AMG and its subsidiaries (collectively, the "Company" or "AMG") and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

        We are a global asset management company with equity investments in leading boutique investment management firms (our "Affiliates"). Our innovative partnership approach allows each Affiliate's management team to own significant equity in their firm while maintaining operational autonomy. Our strategy is to generate growth through the internal growth of existing Affiliates, as well as through investments in new Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations.

        As of March 31, 2011, we manage approximately $340 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  In the Mutual Fund distribution channel, our Affiliates provide advisory or sub-advisory services to mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

  •
  In the Institutional distribution channel, we offer a broad range of investment styles, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and Taft-Hartley plans, with disciplined and focused investment styles that address the specialized needs of institutional clients.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($78.6 billion as of March 31, 2011 and included in our reported assets under management) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Financial Results

        The table below summarizes our financial highlights:

	For the Three Months Ended March 31,
(in millions, except as noted and per share data)	2010	2011	% Change
Assets under Management (in billions)	$232.1	$339.8	46%
Revenue	251.0	426.3	70%
Net Income (controlling interest)	17.5	39.1	123%
Earnings per share—diluted	0.38	0.74	95%
Economic Net Income(1)	50.8	85.1	68%
Economic earnings per share(1)	1.14	1.60	40%
EBITDA(2)	68.2	118.2	73%

(1)
Our use of Economic Net Income and Economic earnings per share, including a reconciliation of Economic Net Income to Net Income, is discussed in "Supplemental Performance Measures" on page 32.

(2)
Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 34.

        During the twelve months ended March 31, 2011, global equity market returns continued to improve; the MSCI EAFE and S&P 500 realized increases of 10.9% and 15.7%, respectively. Our total assets under management grew to $339.8 billion at March 31, 2011, an increase of approximately 46% over March 31, 2010. The growth in our assets under management was the result of the successful completion of new Affiliate investments in Aston Asset Management, Pantheon Ventures and Trilogy Global Advisors ($49.1 billion), investment performance ($42.8 billion) and organic growth of our Affiliates from net client cash flows ($16.9 billion).

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2010		March 31, 2011
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class:
Equity(1)	$220.4	69%	$232.1	68%
Alternative(2)	65.3	20%	71.9	21%
Fixed Income	34.3	11%	35.8	11%

Total	$320.0	100%	$339.8	100%

Geography:(3)
Domestic	$110.5	34%	$115.9	34%
Global/International	169.1	53%	180.7	53%
Emerging Markets	40.4	13%	43.2	13%

Total	$320.0	100%	$339.8	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The geography of a particular investment product describes the general location of its investment holdings.

        Our assets under management by asset class increased during the three months ended March 31, 2011 principally as a result of investment performance as well as organic growth from net client cash flows in our Alternative ($3.2 billion) and Equity asset classes ($2.5 billion). The geographic breakdown of our assets under management also benefitted from investment performance and net client cash flows in Global/International ($3.0 billion) and Emerging Markets ($2.5 billion).

Results of Operations

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes-Quarter to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2010	$85.2	$200.1	$34.7	$320.0
Client cash inflows	7.0	12.7	1.7	21.4
Client cash outflows	(4.8)	(8.4)	(1.7)	(14.9)

Net client cash flows	2.2	4.3	—	6.5

Other(1)	(0.2)	—	—	(0.2)
Investment performance	3.4	8.3	1.8	13.5

March 31, 2011	$90.6	$212.7	$36.5	$339.8

(1)
Other includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $21.4 billion while client cash outflows totaled $14.9 billion for the three months ended March 31, 2011. Client flows for the three months ended March 31, 2011 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended March 31,
(in millions, except as noted)	2010	2011	% Change
Average assets under management (in billions)(1)
Mutual Fund	$47.2	$87.1	85%
Institutional	138.1	208.0	51%
High Net Worth	30.3	35.8	18%

Total	$215.6	$330.9	53%

Revenue
Mutual Fund	$97.9	$184.2	88%
Institutional	121.8	207.0	70%
High Net Worth	31.3	35.1	12%

Total	$251.0	$426.3	70%

Net Income (controlling interest)
Mutual Fund	$7.6	$16.6	118%
Institutional	7.7	18.4	139%
High Net Worth	2.2	4.1	86%

Total	$17.5	$39.1	123%

EBITDA(2)
Mutual Fund	$20.9	$38.5	84%
Institutional	38.1	68.9	81%
High Net Worth	9.2	10.8	17%

Total	$68.2	$118.2	73%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. These amounts also include assets managed by firms whose financial results are not consolidated ($56.6 billion and $76.0 billion for the three months ended March 31, 2010 and 2011, respectively). Assets under management attributable to any investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including reconciliation to cash flow from operations, is described in greater detail in "Liquidity and Capital Resources—Supplemental Liquidity Measure" on page 34. For purposes of our distribution channel operating results, expenses not incurred directly by Affiliates have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        Our total revenue increased $175.3 million (or 70%) in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily from a 53% increase in average assets under management and our investments in new Affiliates that realize comparatively higher fee rates. The increase in average assets under management resulted principally from our new Affiliate investments, strong investment performance and positive net client cash flows. Performance fees were not a significant component of consolidated revenue in either the three months ended March 31, 2011 or the three months ended March 31, 2010 (approximately 1% of consolidated revenue for both time periods).

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $86.3 million (or 88%) in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily from a 85% increase in average assets under management. The increase in average assets under management resulted principally from our new Affiliate investments, strong investment performance and positive net client cash flows.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $85.2 million (or 70%) in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily from a 51% increase in average assets under management and our investments in new Affiliates that realize comparatively higher fee rates. The increase in average assets under management resulted principally from our new Affiliate investments, strong investment performance and positive net client cash flows. Performance fees were not a significant component of consolidated revenue in either the three months ended March 31, 2011 or the three months ended March 31, 2010 (approximately 2% of consolidated revenue for both time periods).

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $3.8 million (or 12%) in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily from a 18% increase in average assets under management. The increase in average assets under management resulted principally from investment performance.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
(in millions)	2010	2011	% Change
Compensation and related expenses	$119.2	$179.5	51%
Selling, general and administrative	45.3	87.5	93%
Amortization of intangible assets	8.9	22.1	148%
Depreciation and other amortization	3.0	3.8	27%
Other operating expenses	6.1	8.5	39%

Total operating expenses	$182.5	$301.4	65%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three months ended March 31, 2011, approximately $91.4 million (or 51%) of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 51% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily as a result of increases in aggregate Affiliate expenses of $37.9 million from new Affiliate investments during 2010, and $13.3 million from the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. This increase was also attributable to increases in holding company incentive and share-based compensation.

        Selling, general and administrative increased 93% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This increase resulted principally from increases in aggregate Affiliate expenses of $27.9 million from new Affiliate investments as well as increases in sub-advisory and distribution expenses attributable to an increase in assets under management at our Affiliates in the Mutual Fund distribution channel. These increases were partially offset by a $4.5 million decrease in acquisition-related professional fees.

        Amortization of intangible assets increased 148% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This increase was principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments.

        Depreciation and other amortization increased 27% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, principally attributable to an increase in aggregate Affiliate expenses from new Affiliate investments.

        Other operating expenses increased 39% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, principally attributable to an increase in aggregate Affiliate expenses from new Affiliate investments.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(in millions)	2010	2011	% Change
Income from equity method investments	$9.1	$10.2	12%
Investment and other income	2.8	8.7	211%
Investment income from investments in partnerships	4.1	—	(100)%
Interest expense	16.0	19.4	21%
Imputed interest expense	3.8	8.3	118%
Income tax expense	11.9	26.7	124%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 12% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, principally as a result of increases in assets under management at Affiliates that we account for under the equity method of accounting. For the quarter ended March 31, 2011, income from performance fees earned on our equity method investments ($13.5 million of revenue) was consistent with amounts reported in the quarter ended March 31, 2010.

        Investment and other income increased 211% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, principally as a result of an increase in Affiliate investment earnings, including $4.2 million from new Affiliates.

        Investment income from investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For the three months ended March 31, 2010, the income from investments in partnerships was $4.1 million, which was principally attributable to investors who are unrelated to us.

        Interest expense increased 21% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, principally as a result of increased borrowings under our revolving credit facility, which was amended and restated in January 2011 (the "credit facility"), as well as an increase in the cost of credit facility borrowings. The increase was also attributable to a $0.8 million increase in issuance costs related to our credit facility amendment.

        Imputed interest expense consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities as well as the accretion of our projected contingent payment arrangements. Imputed interest expense increased 118% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, principally as a result of a $4.2 million increase in accretion related to our contingent payment arrangements in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

        Income taxes increased 124% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as the result of increases in Income before income taxes and approximately $1.1 million of taxes attributable to non-controlling interests from our 2010 new Affiliate investments.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended March 31,
(in millions)	2010	2011	% Change
Net income	$52.8	$89.4	69%
Net income (non-controlling interests)	31.3	50.3	61%
Net income (non-controlling interests in partnerships)	4.0	—	(100)%
Net Income (controlling interest)	17.5	39.1	123%

        Net income attributable to non-controlling interests increased 61% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, principally as a result of the previously discussed changes in revenue partially offset by the previously discussed increases in tax expenses.

        Net income (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For the three months ended March 31, 2010, the income from investments in partnerships was $4.0 million.

        Net Income (controlling interest) increased 123% in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, respectively, as a result of the previously discussed increases in revenue, partially offset by increases in reported operating and income tax expenses.

Supplemental Performance Measures

        As supplemental information, we provide non-GAAP performance measures that we refer to as Economic Net Income and Economic earnings per share. We consider Economic Net Income an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our investment management firms. Economic Net Income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net Income (controlling interest) and Earnings per share. Economic Net Income and Economic earnings per share are not liquidity measures and should not be used in place of any liquidity measure calculated under GAAP.

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

        In the fourth quarter of 2010, we modified our Economic Net Income definition to no longer add back Affiliate depreciation to Net Income (controlling interest). If we had applied this definition change to the three months ended March 31, 2010, Economic Net Income would have been $48.9 million and Economic earnings per share would have been $1.09, as compared to $50.8 million and $1.14, respectively.

        The following table provides a reconciliation of Net Income (controlling interest) to Economic Net Income:

	For the Three Months Ended March 31,
(in millions, except shares and per share data)	2010	2011
Net Income (controlling interest)	$17.5	$39.1
Intangible amortization(1)(2)	16.7	27.1
Intangible-related deferred taxes	10.7	12.9
Imputed interest(3)	2.3	4.4
Affiliate equity expense	1.7	1.6
Affiliate depreciation	1.9	—

Economic Net Income	$50.8	$85.1

Average shares outstanding—diluted	45.4	53.1
Assumed issuance of senior convertible securities shares	(0.8)	—
Assumed issuance of junior convertible securities shares	—	—
Dilutive impact of senior convertible securities shares	0.2	—
Dilutive impact of junior convertible securities shares	—	—

Average shares outstanding—adjusted diluted	44.8	53.1

Economic earnings per share	$1.14	$1.60

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.1 million and $8.4 million for the three months ended March 31, 2010 and 2011, respectively, is reported in "Income from equity method investments."

(2)
Our reported intangible amortization, $8.9 million and $22.1 million for the three months ended March 31, 2010 and 2011, respectively, includes $0.3 million and $3.4 million, respectively, of amortization attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

(3)
Our reported imputed interest expense, $3.8 million and $8.3 million for the three months ended March 31, 2010 and 2011, respectively, includes $0.0 million and $1.4 million, respectively, of imputed interest attributable to our non-controlling interests, amounts not added back to Net Income (controlling interest) to measure our Economic Net Income.

        Economic Net Income increased 68% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily as a result of the previously described factors that caused an increase in Net Income as well as increases in amortization and intangible-related deferred tax expenses.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2010	March 31, 2011
Balance Sheet Data
Cash and cash equivalents	$313.3	$252.8
Senior bank debt	460.0	340.0
2008 senior convertible notes	422.1	425.5
Junior convertible trust preferred securities	509.9	510.5

	For the Three Months Ended March 31,
	2010	2011
Cash Flow Data
Operating cash flow	$68.0	$130.2
Investing cash flow	(131.9)	(12.1)
Financing cash flow	7.6	(180.8)
EBITDA(1)	68.2	118.2

(1)
The definition of EBITDA is presented in Note 2 on page 28 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At March 31, 2011, our internal leverage ratio was 1.4:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.5. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of March 31, 2011, our actual bank leverage and bank interest coverage ratios were 1.7 and 8.0, respectively, and we were in full compliance with all terms of our credit facility. We have $410 million of remaining capacity under our $750 million credit facility and we could borrow the entire amount and remain in compliance with our credit agreement.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(in millions)	2010	2011
Cash flow from operations	$68.0	$130.2
Interest expense, net of non-cash items(1)	14.2	16.8
Current tax provision	2.5	13.5
Income from equity method investments, net of distributions(2)	(6.0)	(46.4)
Net income (non-controlling interests)	(31.3)	(50.3)
Net income (non-controlling interests in partnerships)	(4.0)	—
Changes in assets and liabilities	28.3	65.1
Other non-cash adjustments(3)	(3.5)	(10.7)

EBITDA	$68.2	$118.2

(1)
Non-cash items represent amortization of issuance costs and imputed interest ($5.6 million and $10.9 million for the three months ended March 31, 2010 and 2011, respectively).

(2)
Distributions from equity method investments were $23.2 million and $64.9 million for the three months ended March 31, 2010 and 2011, respectively.

(3)
Other non-cash adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the three months ended March 31, 2011, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended March 31, 2011 were to make distributions to Affiliate managers and repay our senior bank debt. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of March 31, 2011:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt	$340.0	2015	(1)
2008 Senior Convertibles Notes	460.0	2038	(2)
Junior Convertible Trust Preferred Securities	730.8	2036/2037	(3)

(1)
Settled in cash.

(2)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

(3)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        Under the credit facility, we pay interest based on a LIBOR rate or the prime rate (plus an applicable spread, which varies depending on our credit rating). Subject to the agreement of lenders to provide additional commitments, we have the option to increase the credit facility by up to $150 million. The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage and customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of March 31, 2011, we had $340 million outstanding under the credit facility.

Convertible Securities

        At March 31, 2011, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue Date	August 2008	October 2007	April 2006
Maturity Date	August 2038	October 2037	April 2036
Next Potential Put Date	August 2013	N/A	N/A
Par Value	$460.0	$430.8	$300.0
Carrying Value(1)	425.5	296.6	213.9
Note Denomination	1,000	50	50
Current Conversion Rate	7.959	0.250	0.333
Current Conversion Price	$125.65	$200.00	$150.00
Stated Coupon	3.95%	5.15%	5.10%
Coupon Frequency	Semi-annually	Quarterly	Quarterly
Tax Deduction Rate(2)	9.38%	8.00%	7.50%

(1)
The carrying value is accreted to the principal amount at maturity over an expected life of five years for the 2008 senior convertible notes and 30 years for each of the junior convertible trust preferred securities.

(2)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense.

Derivative Instruments

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. These instruments are designated as cash flow hedges with changes in fair value recorded in other comprehensive income for the effective portion of the hedge.

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25 million. As of March 31, 2011, the unrealized gain on these contracts was $3.0 million.

        We also entered into treasury rate lock agreements with a notional value of $100.0 million to hedge an anticipated issuance of fixed-rate debt. These contracts were settled in February 2011 for a net pre-tax gain of $4.0 million.

Forward Equity Sale Agreement

        During 2009, we entered into a forward equity sale agreement with a major securities firm to sell shares of our common stock, and extended this agreement in April 2011. As of March 31, 2011, no forward equity sales are outstanding. We may sell up to an additional $103.5 million under this agreement.

Share Repurchase Program

        Our Board of Directors has authorized share repurchase programs in recent periods. The maximum number of shares that may yet be repurchased under outstanding programs is approximately 1.6 million. The timing and amount of issuances and repurchases are determined at the discretion of our management.

Affiliate Equity

        Many of our operating agreements provide us a conditional right to call and Affiliate partners the conditional right to put their retained equity interests at certain intervals. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions. We may pay for Affiliate equity purchases in cash, shares of our common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities.

        Our current redemption value for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $100 million of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The increase in cash flows from operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, resulted principally from an increase in Net Income of $36.6 million, an increase in distributions from equity method investments of $41.7 million and a decrease in collection of unsettled shares receivable of $38.0 million, partially offset by a decrease in payments of unsettled shares payable of $53.9 million and an increase in accounts payable and accrued liabilities of $19.5 million.

Investing Cash Flow

        The net cash flow used in investing activities decreased $119.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This was primarily the result of a $114.4 million decrease in cash flow used for new Affiliate investments in 2011, as compared to 2010.

Financing Cash Flow

        Net cash flows used in financing activities increased $188.4 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This was primarily a result of repayments of the credit facility for the three months ended March 31, 2011 (as compared to net borrowings for the three months ended March 31, 2010), partially offset by a decrease in repurchases of Affiliate equity of $94.8 million.

        In the second quarter of 2011, we will make a payment of approximately $63.8 million representing the deferred purchase price from our Pantheon Ventures acquisition. We are also contingently liable, upon achievement of specified financial targets, to make payments of up to $496.5 million through 2015 under past acquisition agreements. In 2011, we expect to make total payments of approximately $1.4 million to settle portions of these contingent obligations and we expect to repurchase about $100.0 million of interests in certain existing Affiliates in 2011.

        We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2011:

		Payments Due
		Remainder of 2011
(in millions)	Total		2012-2013	2014-2015	Thereafter
Contractual Obligations
Senior bank debt	$340.0	$—	$340.0	$—	$—
Senior convertible securities(1)	959.6	9.1	36.3	36.3	877.9
Junior convertible trust preferred securities	1,690.2	27.8	74.1	74.1	1,514.2
Leases	123.8	18.4	42.5	32.0	30.9
Other liabilities(2)	122.0	80.5	—	—	41.5

Total Contractual Obligations	$3,235.6	$135.8	$492.9	$142.4	$2,464.5

Contingent Obligations
Contingent payment obligations(3)	$128.8	$1.4	$93.9	$33.5	$—

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460 million in 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price payments for acquisitons. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $24.6 million and $98.6 million as of March 31, 2011, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2011 is $54.1 million and $442.4 million in periods thereafter.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2011. Please refer to Item 7A in our 2010 Annual Report on Form 10-K.

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

        The Sarbanes-Oxley Act of 2002 provides that recent business combinations may be excluded from internal controls assessment; consequently, management will include Pantheon Ventures and Trilogy Global Advisors in our assessment of internal control over financial reporting as of December 31, 2011.

PART II—OTHER INFORMATION

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC.
May 10, 2011	/s/ JAY C. HORGEN Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	Transition and Advisory Services Agreement by and between Affiliated Managers Group, Inc. and Darrell W. Crate dated as of February 1, 2011.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Equity for the three month period ended March 31, 2011, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX