Form 10-Q
period 2011-06-30
AFFILIATED MANAGERS GROUP INC
filed 2011-08-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        There were 52,055,990 shares of the registrant's common stock outstanding on August 3, 2011.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Revenue	$332.1	$462.3	$583.1	$888.5
Operating expenses:
Compensation and related expenses	142.7	196.5	262.0	376.0
Selling, general and administrative	72.1	90.6	117.4	178.1
Amortization of intangible assets	9.6	22.1	18.5	44.2
Depreciation and other amortization	3.4	3.8	6.4	7.6
Other operating expenses	8.5	9.3	14.4	17.7

	236.3	322.3	418.7	623.6

Operating income	95.8	140.0	164.4	264.9

Non-operating (income) and expenses:
Investment and other (income) loss	(0.7)	6.1	(3.5)	(2.6)
Income from equity method investments	(9.9)	(20.1)	(19.0)	(30.3)
Investment loss from Affiliate investments in partnerships	8.6	—	4.5	—
Interest expense	16.3	18.1	32.4	37.4
Imputed interest expense	6.4	8.3	10.1	16.6

	20.7	12.4	24.5	21.1

Income before income taxes	75.1	127.6	139.9	243.8
Income taxes	16.9	26.6	28.9	53.4

Net income	58.2	101.0	111.0	190.4
Net income (non-controlling interests)	(41.4)	(55.5)	(72.7)	(105.9)
Net loss (non-controlling interests in partnerships)	8.4	—	4.4	—

Net Income (controlling interest)	$25.2	$45.5	$42.7	$84.5

Average shares outstanding—basic	44.6	52.1	43.5	51.9
Average shares outstanding—diluted	47.6	53.4	46.5	53.3
Earnings per share—basic	$0.56	$0.87	$0.98	$1.63
Earnings per share—diluted	$0.53	$0.85	$0.92	$1.59
Supplemental disclosure of total comprehensive income:
Net income	$58.2	$101.0	$111.0	$190.4
Other comprehensive income (loss)	(24.2)	(1.5)	1.2	9.9

Comprehensive income	34.0	99.5	112.2	200.3
Comprehensive income (non-controlling interests)	(33.0)	(55.5)	(68.3)	(105.9)

Comprehensive income (controlling interest)	$1.0	$44.0	$43.9	$94.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2010	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$313.3	$311.2
Investment advisory fees receivable	236.4	252.7
Investments in marketable securities	116.0	147.0
Unsettled fund share receivables	42.0	92.0
Prepaid expenses and other current assets	61.7	74.3

Total current assets	769.4	877.2
Fixed assets, net	67.7	65.0
Equity investments in Affiliates	678.9	622.9
Acquired client relationships, net	1,424.2	1,384.6
Goodwill	2,131.2	2,138.1
Other assets	219.8	237.2

Total assets	$5,291.2	$5,325.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$252.8	$297.5
Unsettled fund share payables	39.8	72.6
Payables to related party	114.8	17.1

Total current liabilities	407.4	387.2
Senior debt	460.0	295.0
Senior convertible securities	422.1	428.9
Junior convertible trust preferred securities	509.9	511.2
Deferred income taxes	495.4	508.1
Other long-term liabilities	207.8	216.1

Total liabilities	2,502.6	2,346.5
Redeemable non-controlling interests	406.3	517.9
Equity:
Common stock	0.5	0.5
Additional paid-in capital	980.5	866.5
Accumulated other comprehensive income	100.5	110.4
Retained earnings	1,011.8	1,096.3

	2,093.3	2,073.7
Less treasury stock, at cost	(293.3)	(239.9)

Total stockholders' equity	1,800.0	1,833.8
Non-controlling interests	582.3	626.8

Total equity	2,382.3	2,460.6

Total liabilities and equity	$5,291.2	$5,325.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares at Cost	Non- controlling interests	Total Equity
December 31, 2010	$0.5	$980.5	$100.5	$1,011.8	$(293.3)	$582.3	$2,382.3
Stock issued under option and other incentive plans	—	(32.5)	—	—	53.4	—	20.9
Tax benefit of option exercises	—	5.7	—	—	—	—	5.7
Changes in Affiliate equity	—	(102.1)	—	—	—	28.2	(73.9)
Share-based payment arrangements	—	14.9	—	—	—	—	14.9
Distributions to non-controlling interests	—	—	—	—	—	(82.6)	(82.6)
Investments in Affiliates	—	—	—	—	—	(7.0)	(7.0)
Net Income	—	—	—	84.5	—	105.9	190.4
Other comprehensive income	—	—	9.9	—	—	—	9.9

June 30, 2011	$0.5	$866.5	$110.4	$1,096.3	$(239.9)	$626.8	$2,460.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Cash flow from operating activities:
Net income	$58.2	$101.0	$111.0	$190.4
Adjustments to reconcile Net income to net cash flow from operating activities:
Amortization of intangible assets	9.6	22.1	18.5	44.2
Amortization of issuance costs	1.8	1.8	3.7	4.4
Depreciation and other amortization	3.4	3.8	6.4	7.6
Deferred income tax provision	9.0	7.4	17.7	17.0
Imputed interest expense	6.4	8.3	10.1	16.6
Income from equity method investments, net of amortization	(9.9)	(20.1)	(19.0)	(30.3)
Distributions received from equity method investments	13.6	18.6	36.8	83.5
Tax benefit from exercise of stock options	1.8	0.0	2.1	0.8
Share-based compensation	3.2	5.9	6.8	12.0
Affiliate equity expense	3.4	3.7	6.8	7.2
Other adjustments	13.5	12.9	9.5	7.2
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(24.4)	(21.8)	(25.3)	(18.8)
(Increase) decrease in prepaids and other current assets	8.2	(0.6)	19.2	(3.0)
(Increase) decrease in other assets	3.0	(0.7)	(8.1)	(3.6)
(Increase) decrease in unsettled fund shares receivable	96.5	12.0	(2.2)	(48.7)
Increase (decrease) in unsettled fund shares payable	(106.1)	(22.9)	2.3	31.5
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	23.9	48.8	(13.2)	(7.6)

Cash flow from operating activities	115.1	180.2	183.1	310.4

Cash flow used in investing activities:
Investments in Affiliates	(665.4)	—	(793.0)	(13.3)
Purchase of fixed assets	(2.0)	(2.7)	(3.2)	(4.4)
Purchase of investment securities	(15.5)	(2.4)	(30.4)	(11.5)
Sale of investment securities	—	—	11.8	12.0

Cash flow used in investing activities	(682.9)	(5.1)	(814.8)	(17.2)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	782.5	110.0	1,017.5	110.0
Repayments of senior bank debt	(293.0)	(155.0)	(358.0)	(275.0)
Issuance of common stock	23.0	5.7	25.4	20.9
Issuance costs	(0.1)	—	(0.2)	(7.7)
Excess tax benefit from exercise of stock options	4.4	—	4.7	4.9
Settlement of treasury lock	—	—	—	4.0
Settlement of forward equity sale agreement	100.0	—	100.0	—
Note payments	(0.5)	(72.5)	(25.9)	(72.5)
Distributions to non-controlling interests	(23.1)	(13.2)	(60.2)	(82.6)
Affiliate equity issuances and repurchases	(6.9)	8.0	(109.5)	0.1

Cash flow from (used in) financing activities	586.3	(117.0)	593.8	(297.9)

Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	0.3	(1.1)	2.6
Net increase (decrease) in cash and cash equivalents	16.7	58.4	(39.0)	(2.1)
Cash and cash equivalents at beginning of period	203.8	252.8	259.5	313.3

Cash and cash equivalents at end of period	$220.5	311.2	$220.5	311.2

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$1.9	$2.1	$7.6	$11.6
Payables recorded for Affiliate equity purchases	—	5.9	15.3	12.9
Payables recorded under contingent payment arrangements	15.3	—	64.3	—
Stock issued for Investments in Affiliates	146.9	—	146.9	—
Stock issued for conversion of zero coupon senior convertible note	47.8	—	47.8	—
Stock issued for settlement of forward equity sale agreement	44.5	—	44.5	—

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

2.     Senior Bank Debt

        The Company has a revolving credit facility (the "credit facility") which allows for borrowings of up to $750.0 million at specified rates of interest that vary depending on the Company's credit ratings. Subject to the agreement of the lenders to provide incremental commitments and subject to certain requirements in the credit facility, the Company has the option to increase the credit facility by up to an additional $150.0 million.

        The credit facility, which will mature in January 2015, is unsecured and contains financial covenants with respect to leverage and interest coverage and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes. At June 30, 2011, the Company had $295.0 million of outstanding borrowings.

        As further described in Note 15, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

3.     Convertible Securities

        At June 30, 2011, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding issued in 2006 (the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

"2006 junior convertible trust preferred securities") and in 2007 (the "2007 junior convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2010		June 30, 2011
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$422.1	$460.0	$428.9	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$296.3	$430.8	$297.0	$430.8
2006 junior convertible trust preferred securities(1)	213.6	300.0	214.2	300.0

Total junior convertible securities	$509.9	$730.8	$511.2	$730.8

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

(1)
The Company may redeem the notes for cash (subject to the holders' rights to convert) at any time on or after August 15, 2013.

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

4.     Forward Equity Sale Agreements

        In July 2011, the Company entered into a forward equity sale agreement with two major securities firms under which it may sell shares of common stock with an aggregate sales price of up to $300 million.

5.     Income Taxes

        The consolidated income tax provision includes taxes attributable to controlling interests and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Controlling Interests:
Current Tax	$5.3	$16.4	$7.8	$30.0
Intangible related deferred taxes	14.3	12.9	25.1	25.8
Other Deferred Taxes	(4.8)	(5.0)	(6.9)	(7.8)

Total Controlling Interests	14.8	24.3	26.0	48.0

Non-Controlling Interests:
Current Tax	$2.6	$2.8	$3.4	$6.4
Deferred Taxes	(0.5)	(0.5)	(0.5)	(1.0)

Total Non-Controlling Interests	2.1	2.3	2.9	5.4

Provision for income taxes	$16.9	$26.6	$28.9	$53.4

Income before income taxes (controlling interest)	$40.0	$69.8	$68.7	$132.5

Effective Tax rate attributable to controlling interests(1)	37.0%	34.8%	37.8%	36.2%

(1)
Taxes attributable to controlling interests divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Current:
Federal	$0.5	$7.0	$(0.2)	$13.2
State	2.3	1.7	3.4	4.9
Foreign	5.1	10.5	8.0	18.3

Total Current	7.9	19.2	11.2	36.4

Deferred:
Federal	$8.5	$9.2	$16.4	$20.6
State	1.6	0.5	2.8	1.1
Foreign	(1.1)	(2.3)	(1.5)	(4.7)

Total Deferred	9.0	7.4	17.7	17.0

Provision for Income Taxes	$16.9	$26.6	28.9	$53.4

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2010	June 30, 2011
Deferred Tax Assets
State net operating loss carryforwards	$30.6	$28.6
Foreign tax credit carryforwards	17.3	20.6
Deferred compensation	10.3	13.4
Tax benefit of uncertain tax positions	10.8	11.1
Accrued expenses	8.5	10.7
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	79.0	85.9
Valuation allowance	(38.4)	(36.6)

Deferred tax assets, net of valuation allowance	$40.6	$49.3

Deferred Tax Liabilities
Intangible asset amortization	$(209.3)	$(231.0)
Convertible securities interest	(154.5)	(162.6)
Non-deductible intangible amortization	(143.1)	(141.8)
Deferred revenue	(26.3)	(19.4)
Other	(2.8)	(2.6)

Total deferred tax liabilities	(536.0)	(557.4)

Net deferred tax liability	$(495.4)	$(508.1)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible trust preferred securities also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        At June 30, 2011, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2011. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2011. The valuation allowances at December 31, 2010 and June 30, 2011 were principally related to the Company's ability to generate sufficient taxable income prior to the expiration of these carryforwards.

        The Company has ongoing tax examinations in the United States and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.

        At June 30, 2011, the Company's liability for uncertain tax positions was $23.2 million, including $11.1 million of liabilities that would generate tax benefits if settled. The Company's liability for uncertain tax positions also includes $2.6 million for interest and related charges. As a result of tax examination settlements and the expiration of statutes of limitations, this liability could increase by up to $3.0 million in the next 12 months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Numerator:
Net Income (controlling interest)	$25.2	$45.5	$42.7	$84.5
Interest expense on convertible securities, net of taxes	0.0	—	0.0	—

Net Income (controlling interest), as adjusted	$25.2	$45.5	$42.7	$84.5

Denominator:
Average shares outstanding—basic	44.6	52.1	43.5	51.9
Effect of dilutive instruments:
Stock options	1.0	1.3	1.0	1.4
Forward sale	1.4	—	1.3	—
Senior convertible securities	0.6	—	0.7	—

Average shares outstanding—diluted	47.6	53.4	46.5	53.3

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Stock options	0.8	0.6	1.2	0.6
Senior convertible securities	3.7	3.7	3.7	3.7
Junior convertible trust preferred securities	4.1	4.1	4.1	4.1

        As discussed further in Note 18, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

7.     Commitments and Contingencies

        The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Company.

        Certain Affiliates operate under regulatory authorities which require that they maintain minimum financial or capital requirements. Management is not aware of any material violations of such financial requirements.

        In connection with its investment in Pantheon Ventures, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of June 30, 2011, these commitments totaled approximately $89.6 million and may be called in future periods. Russell Investments (Pantheon Ventures former owner) is contractually obligated to reimburse the Company for $58.7 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $496.8 million through 2015. In 2011, the Company expects to make payments of approximately $1.4 million to settle portions of these contingent obligations.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Investments in Marketable Securities

        Investments in marketable securities are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates. The Company invested an additional $38.6 million in Value Partners during the quarter for a total investment of $79.6 million, representing 7.8% of the outstanding common stock at June 30, 2011. These investments are carried at their fair value. Changes in fair value for securities classified as available-for-sale are reported in accumulated other comprehensive income. Changes in fair value for trading securities are reported within other operating expenses.

        A summary of our investments in marketable securities follows:

	December 31, 2010	June 30, 2011
Cost of investments in marketable securities	$68.9	$107.1
Gross unrealized gains	47.1	39.9
Gross unrealized losses	(0.0)	(0.0)

Total	$116.0	$147.0

9.     Cost Method Investments

        The Company has other cost method investments reported in "Other assets" in which it owns less than a 20% interest and does not exercise significant influence. The balance of these investments was $27.4 million and $14.6 million as of December 31, 2010 and June 30, 2011, respectively. During the three months ended June 30, 2011, the Company determined that the value of a cost method investment had been reduced to zero and recorded a $12.8 million write-down in "Investment and other (income) loss" (allocated to the Company's High Net Worth distribution channel—see Note 16).

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2010
		Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$36.0	$36.0	$—	$—
Partnership investments(1)	124.5	16.9	21.8	85.8
Investments in marketable securities(2)
Trading securities	15.4	15.2	0.2	—
Available for sale securities	100.6	99.2	1.4	—
Interest rate derivatives	5.9	—	5.9	—
Financial Liabilities
Contingent payment obligations(3)	$84.0	$—	$—	$84.0
Obligations to related parties	79.6	—	—	79.6

		Fair Value Measurements
	June 30, 2011
		Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$16.2	$16.2	$—	$—
Partnership investments(1)	166.4	36.2	28.2	102.0
Investments in marketable securities(2)
Trading securities	15.7	15.7	—	—
Available for sale securities	131.3	131.3	—	—
Interest rate derivatives	0.7	—	0.7	—
Financial Liabilities
Contingent payment obligations(3)	$91.7	$—	$—	$91.7
Obligations to related parties	71.2	—	—	71.2

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Investments in marketable securities consist primarily of investments in funds advised by Affiliates which are valued using NAV and in publicly traded securities. Investments in actively traded funds that calculate daily NAVs and actively traded public securities are classified as Level 1. Investments in other funds that hold investments with observable market prices are classified as Level 2.

        Interest rate derivatives include Treasury rate lock contracts and interest rate swaps at December 31, 2010 and only interest rate swaps at June 30, 2011. The fair value of these assets was determined by model-derived valuations in which all significant inputs were observable in active markets.

        Contingent payment obligations represents the present value of the expected future settlement of contingent payment arrangements related to the Company's business combinations. The fair value of these obligations is determined using an income approach with assumptions made about future cash flows and discount rates.

        Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The fair value of the agreements to repurchase Affiliate equity is determined using an income approach with assumptions made about future cash flows and discount rates. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV.

        The following tables present the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2010 and 2011:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended June 30, 2010	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Net purchases, issuances and settlements	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$0.3	$(0.1	)(1)	$—		$63.5	$—	$—	$63.7
Contingent payment obligations	49.1	2.6	(2)	(0.8	)(2)	15.3	—	—	66.2
Obligations to related parties	15.3	—		—		33.7	—	—	49.0

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended June 30, 2011	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Net purchases, issuances and settlements	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$93.6	$(0.1	)(1)	$4.9	(1)	$5.8	$(2.2)	$—	$102.0
Contingent payment obligations	89.4	—		4.0	(2)	—	(1.7)	—	91.7
Obligations to related parties	67.9	0.3	(3)	1.1	(3)	3.4	(1.5)	—	71.2

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Six Months Ended June 30, 2010	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Net purchases, issuances and settlements	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$4.0	$(0.1	)(1)	$—		$63.5	$—	$(3.7)	$63.7
Contingent payment obligations	27.1	2.6	(2)	(0.8	)(2)	64.4	(27.1)	—	66.2
Obligations to related parties	78.7	(0.2	)(3)	—		49.0	(78.5)	—	49.0

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Six Months Ended June 30, 2011	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Net purchases, issuances and settlements	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$85.8	$1.0	(1)	$10.5	(1)	$8.6	$(3.9)	$—	$102.0
Contingent payment obligations	84.0	—		9.4	(2)	—	(1.7)	—	91.7
Obligations to related parties	79.6	0.6	(3)	3.6	(3)	13.0	(25.6)	—	71.2

(1)
Recorded in "Investment and other (income) loss" and "Investment loss from Affiliate investments in partnerships."

(2)
Recorded in "Imputed interest expense" and "Other comprehensive income (loss)."

(3)
Recorded in "Interest expense" and "Investment and other (income) loss."

        There were no significant transfers of financial assets or liabilities between Level 2 and Level 1 in the three-month or six-month periods ended June 30, 2010 and 2011.

        The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2010 and June 30, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2010		June 30, 2011
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$85.7	$89.2	$102.0	$89.6
Other funds(2)	55.2	—	65.1	—

	$140.9	$89.2	$167.1	$89.6

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

        The carrying amount of the Company's cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms of the notes are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the 2008 senior convertible notes and the junior convertible trust preferred securities at June 30, 2011 was $513.2 million and $653.1 million, respectively.

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

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2010		June 30, 2011
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,350.7	$0.9	$3,635.9	$1.0
Trust preferred vehicles	9.0	9.0	9.0	9.0

13.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. The Company also has liabilities to related parties for deferred purchase price and contingent payment obligations in connection with certain business combinations.

        The total receivable as of December 31, 2010 was $42.9 million, which is included in "Other assets." The total receivable as of June 30, 2011 was $53.6 million, of which $3.3 million is included in "Prepaid expenses and other current assets" and $50.3 million is included in "Other assets." The total payable as of December 31, 2010 was $183.0 million, of which $114.8 million is included in "Payables to related party" and $68.2 million is included in "Other long-term liabilities." The total payable as of June 30, 2011 was $80.1 million, of which $17.1 million is included in "Payables to related party" and $63.0 million is included in "Other long-term liabilities."

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the six months ended June 30, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2011	5.1	$62.34
Options granted	—	—
Options exercised	(0.4)	47.23
Options forfeited	(0.0)	110.31

Unexercised options outstanding—June 30, 2011	4.7	63.75	4.7

Exercisable at June 30, 2011	2.3	59.22	3.8

        The Company's Net Income (controlling interest) for the three and six months ended June 30, 2011 includes compensation expense of $3.6 million and $7.4 million, respectively (net of income tax benefits of $2.2 million and $4.6 million, respectively, related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans). As of June 30, 2011, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $63.8 million over a weighted average period of approximately three years (assuming no forfeitures). As of June 30, 2011, no outstanding options have expiration dates prior to the end of 2011.

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

        In November 2010, the Company entered into a series of treasury rate lock contracts with a total notional value of $100.0 million which were settled in February 2011 for a net pre-tax gain of $4.0 million (each contract was designated and qualified as a cash flow hedge). These contracts were intended to hedge the risks associated with changes in interest rates on a fixed-rate debt issuance that is anticipated to occur prior to June 2012. The gain on these contracts is reflected as a component of other comprehensive income and will be recognized as a deduction to interest expense over the life of

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the expected fixed rate debt issuance, or recorded as other income in the event the Company determines that it is not probable it will issue the anticipated fixed rate debt.

        Certain of the Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of June 30, 2011, the Company had posted collateral of $1.3 million.

        The Company records all derivative instruments on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in any periods presented. As of June 30, 2011, the unrealized gain (before taxes) on the derivative instruments was $0.7 million. The Company does not expect to reclassify any material portion of the unrealized gain into earnings in the next twelve months.

        The following summarizes the location and amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Income:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Amount of Gain (Loss) Recognized in Other Comprehensive Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Cash Flow Hedges
Interest rate swaps	$—	$(2.4)	$—	$(1.8)
Treasury rate locks	—	—	—	0.5

Total	$—	$(2.4)	$—	$(1.3)

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31, 2010	June 30, 2011
Cash Flow Hedges
Interest rate swaps(1)	$2.5	$0.7
Treasury rate locks(1)	3.4	—

Total	$5.9	$0.7

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

        In firms with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." In reporting segment operating expenses, Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. Generally, as revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond the Company's Owners' Allocation as an operating expense. All other operating expenses (excluding intangible amortization) and interest expense are generally allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended June 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$148.0	$152.3	$31.8	$332.1
Operating expenses:
Depreciation and other amortization	2.6	8.3	2.1	13.0
Other operating expenses	102.7	99.6	21.0	223.3

	105.3	107.9	23.1	236.3

Operating income	42.7	44.4	8.7	95.8

Non-operating (income) and expenses:
Investment and other (income) loss	1.4	(1.3)	(0.8)	(0.7)
Income from equity method investments	(0.4)	(8.6)	(0.9)	(9.9)
Investment loss from Affiliate investments in partnerships	0.1	0.4	8.1	8.6
Interest expense	9.2	11.3	2.2	22.7

	10.3	1.8	8.6	20.7

Income before income taxes	32.4	42.6	0.1	75.1
Income taxes	7.5	7.9	1.5	16.9

Net income	24.9	34.7	(1.4)	58.2
Net income (non-controlling interests)	(14.7)	(22.8)	(3.9)	(41.4)
Net (income) loss (non-controlling interests in partnerships)	0.1	0.4	7.9	8.4

Net Income (controlling interest)	$10.3	$12.3	$2.6	$25.2

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$192.5	$233.9	$35.9	$462.3
Operating expenses:
Depreciation and other amortization	4.0	19.8	2.1	25.9
Other operating expenses	130.0	144.2	22.2	296.4

	134.0	164.0	24.3	322.3

Operating income	58.5	69.9	11.6	140.0

Non-operating (income) and expenses:
Investment and other (income) loss	(1.2)	(4.5)	11.8	6.1
(Income) loss from equity method investments	0.9	(19.9)	(1.1)	(20.1)
Investment (income) loss from Affiliate investments in partnerships	—	—	—	—
Interest expense	10.0	14.3	2.1	26.4

	9.7	(10.1)	12.8	12.4

Income before income taxes	48.8	80.0	(1.2)	127.6
Income taxes	11.0	17.4	(1.8)	26.6

Net income	37.8	62.6	0.6	101.0
Net income (non-controlling interests)	(19.0)	(32.4)	(4.1)	(55.5)
Net income (non-controlling interests in partnerships)	—	—	—	—

Net Income (controlling interest)	$18.8	$30.2	$(3.5)	$45.5

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$245.9	$274.1	$63.1	$583.1
Operating expenses:
Depreciation and other amortization	4.8	15.7	4.4	24.9
Other operating expenses	169.5	182.8	41.5	393.8

	174.3	198.5	45.9	418.7

Operating income	71.6	75.6	17.2	164.4

Non-operating (income) and expenses:
Investment and other (income) loss	0.6	(2.6)	(1.5)	(3.5)
Income from equity method investments	(0.8)	(16.3)	(1.9)	(19.0)
Investment (income) loss from Affiliate investments in partnerships	0.1	0.2	4.2	4.5
Interest expense	15.2	22.4	4.9	42.5

	15.1	3.7	5.7	24.5

Income before income taxes	56.5	71.9	11.5	139.9
Income taxes	13.0	12.9	3.0	28.9

Net income	43.5	59.0	8.5	111.0
Net income (non-controlling interests)	(25.8)	(39.2)	(7.7)	(72.7)
Net (income) loss (non-controlling interests in partnerships)	0.1	0.2	4.1	4.4

Net Income (controlling interest)	$17.8	$20.0	$4.9	$42.7

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$376.7	$440.9	$70.9	$888.5
Operating expenses:
Depreciation and other amortization	8.1	39.5	4.2	51.8
Other operating expenses	256.4	271.1	44.3	571.8

	264.5	310.6	48.5	623.6

Operating income	112.2	130.3	22.4	264.9

Non-operating (income) and expenses:
Investment and other (income) loss	(3.5)	(9.5)	10.4	(2.6)
Income from equity method investments	(0.5)	(27.6)	(2.2)	(30.3)
Investment (income) loss from Affiliate investments in partnerships	—	—	—	—
Interest expense	20.8	28.8	4.4	54.0

	16.8	(8.3)	12.6	21.1

Income before income taxes	95.4	138.6	9.8	243.8
Income taxes	22.7	30.3	0.4	53.4

Net income	72.7	108.3	9.4	190.4
Net income (non-controlling interests)	(37.3)	(59.7)	(8.9)	(105.9)
Net income (non-controlling interests in partnerships)	—	—	—	—

Net Income (controlling interest)	$35.4	$48.6	$0.5	$84.5

Balance Sheet Information
Total assets as of December 31, 2010	$1,847.9	$3,009.3	$434.0	$5,291.2
Total assets as of June 30, 2011	$1,961.3	$2,941.0	$422.7	$5,325.0

17.   Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the six months ended June 30, 2011:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2010	$785.9	$1,083.7	$261.6	$2,131.2
Purchase price adjustments	1.2	(5.7)	—	(4.5)
Goodwill acquired	—	—	—	—
Foreign currency translation	2.6	5.5	3.3	11.4

Balance, as of June 30, 2011	$789.7	$1,083.5	$264.9	$2,138.1

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2010 and June 30, 2011:

	December 31, 2010		June 30, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$974.8	$228.6	$973.2	$272.8
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	678.0	—	684.2	—
Goodwill	2,131.2	—	2,138.1	—

        During the three months ended June 30, 2011, the Company completed purchase price allocations related to its 2010 business combinations. Adjustments to the Company's provisional estimates were not significant.

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2011, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $88.5 million for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of June 30, 2011, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $16.6 million for the six months ended June 30, 2011. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2011	$32.9
2012	32.8
2013	32.8
2014	11.3
2015	4.1

18.   Affiliate Equity

        Many of the Company's operating agreements provide the Company a conditional right to call and Affiliate partners the conditional right to put their retained equity interests at certain intervals. The purchase price of these conditional purchases are generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The Company, at its option, may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The current redemption value of these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance as of January 1, 2011	$406.3
Issuance of Redeemable non-controlling interest	48.5
Repurchase of Redeemable non-controlling interest	(12.9)
Changes in redemption value	76.0

Balance as of June 30, 2011	$517.9

        During the three and six months ended June 30, 2010 and 2011, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Net Income (controlling interest)	$25.2	$45.5	$42.7	$84.5
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(3.3)	(3.4)	(19.8)	0.4

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$21.9	$42.1	$22.9	$84.9

19.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Net income	$58.2	$101.0	$111.0	$190.4
Foreign currency translation adjustment	(16.9)	2.2	(4.8)	16.4
Change in net unrealized loss on derivative securities	—	(1.5)	—	(0.8)
Change in net unrealized gain (loss) on investment securities	(7.3)	(2.2)	6.0	(5.7)

Comprehensive income	34.0	99.5	112.2	200.3
Comprehensive income (non-controlling interests)	(33.0)	(55.5)	(68.3)	(105.9)

Comprehensive income (loss) (controlling interest)	$1.0	$44.0	$43.9	$94.4

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2010	June 30, 2011
Foreign currency translation adjustments	$67.9	$84.3
Realized and unrealized gains on derivative securities	3.7	2.9
Unrealized gain on investment securities	28.9	23.2

Accumulated other comprehensive income	$100.5	$110.4

20.   Recent Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued an update to the fair value measurements and disclosures guidance. The new guidance clarifies existing fair value measurement principles and expands certain disclosure requirements, particularly for measurements categorized as Level 3. The amendment is effective for interim and fiscal periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In June 2011, the Financial Accounting Standards Board issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, or in two separate, but consecutive statements. The new guidance does not change the items that are recognized in net income or other comprehensive income. This new guidance is effective for interim and fiscal periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

        As of June 30, 2011, we manage approximately $350 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

        In June 2011, we announced the formation of AMG Wealth Partners, a subsidiary focused on applying our innovative partnership approach to investments in boutique wealth management firms.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($85.5 billion as of June 30, 2011 and included in our reported assets under management) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Financial Results

        The table below summarizes our financial highlights:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted and per share data)	2010	2011	% Change	2010	2011	% Change
Assets under Management (in billions)	$249.0	$348.4	40%	$249.0	$348.4	40%
Revenue	332.1	462.3	39%	583.1	888.5	52%
Net Income (controlling interest)	25.2	45.5	81%	42.7	84.5	98%
Earnings per share—diluted	0.53	0.85	60%	0.92	1.59	73%
Economic Net Income(1)	63.8	91.3	43%	114.6	176.3	54%
Economic Earnings per share(1)	1.35	1.71	27%	2.49	3.31	33%
EBITDA(2)	81.7	123.8	52%	150.0	242.0	61%

(1)
Our use of Economic Net Income and Economic earnings per share, including a reconciliation of Economic Net Income to Net Income, is discussed in "Supplemental Performance Measures" on page 36.

(2)
Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 38.

        During the twelve months ended June 30, 2011, global equity market returns continued to improve; the MSCI EAFE and S&P 500 realized increases of 30.9% and 30.7%, respectively. Our total assets under management grew to $348.4 billion at June 30, 2011, an increase of approximately 40% over June 30, 2010. The growth in our assets under management was the result of investment performance ($61.5 billion), organic growth of our Affiliates from net client cash flows ($24.1 billion) and our new investment in Trilogy Global Advisors ($15.2 billion).

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2010		June 30, 2011
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class:
Equity(1)	$220.4	69%	$234.5	67%
Alternative(2)	65.3	20%	77.1	22%
Fixed Income	34.3	11%	36.8	11%

Total	$320.0	100%	$348.4	100%

Geography:(3)
Domestic	$110.5	34%	$116.6	33%
Global/International	169.1	53%	188.1	54%
Emerging Markets	40.4	13%	43.7	13%

Total	$320.0	100%	$348.4	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The geography of a particular investment product describes the general location of its investment holdings.

        Our assets under management by asset class increased during the three months ended June 30, 2011 principally as a result of investment performance as well as organic growth from net client cash flows in our Alternative ($7.9 billion) and Equity asset classes ($5.5 billion). The geographic breakdown of our assets under management also benefitted from investment performance and net client cash flows in Global/International ($9.4 billion) and Emerging Markets ($3.2 billion).

Results of Operations

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes-Quarter to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
March 31, 2011	$90.6	$212.7	$36.5	$339.8
Client cash inflows	7.6	14.6	1.9	24.1
Client cash outflows	(7.9)	(7.2)	(1.5)	(16.6)

Net client cash flows	(0.3)	7.4	0.4	7.5

Investment performance	(0.3)	0.8	0.6	1.1

June 30, 2011	$90.0	$220.9	$37.5	$348.4

Statement of Changes-Year to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2010	$85.2	$200.1	$34.7	$320.0
Client cash inflows	14.6	27.4	3.5	45.5
Client cash outflows	(12.7)	(15.7)	(3.1)	(31.5)

Net client cash flows	1.9	11.7	0.4	14.0

Other(1)	(0.2)	—	—	(0.2)
Investment performance	3.1	9.1	2.4	14.6

June 30, 2011	$90.0	$220.9	$37.5	$348.4

(1)
Other includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $45.5 billion while client cash outflows totaled $31.5 billion for the six months ended June 30, 2011. Client flows for the six months ended June 30, 2011 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

        The operating segment analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management reflect the billing patterns of particular client accounts. For example, assets under management for an account that bills in advance is presented in the table on the basis of beginning of period assets under management while an account that bills in arrears is reflected on the basis of end of period assets under management. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions, except as noted)	2010	2011	% Change	2010	2011	% Change
Average assets under management (in billions)(1)
Mutual Fund	$63.8	$91.9	44%	$55.5	$89.5	61%
Institutional	134.4	217.8	62%	136.3	212.9	56%
High Net Worth	29.7	36.9	24%	30.0	36.4	21%

Total	$227.9	$346.6	52%	$221.8	$338.8	53%

Revenue
Mutual Fund	$148.0	$192.5	30%	$245.9	$376.7	53%
Institutional	152.3	233.9	54%	274.1	440.9	61%
High Net Worth	31.8	35.9	13%	63.1	70.9	12%

Total	$332.1	$462.3	39%	$583.1	$888.5	52%

Net Income (controlling interest)
Mutual Fund	$10.3	$18.8	83%	$17.8	$35.4	99%
Institutional	12.3	30.2	146%	20.0	48.6	143%
High Net Worth(2)	2.6	(3.5)	(235%)	4.9	0.5	(90%)

Total	$25.2	$45.5	81%	$42.7	$84.5	98%

EBITDA(3)
Mutual Fund	$27.1	$44.4	64%	$47.9	$82.9	73%
Institutional	45.7	80.0	75%	83.9	148.9	77%
High Net Worth(2)	8.9	(0.6)	(107%)	18.2	10.2	(44%)

Total	$81.7	$123.8	52%	$150.0	$242.0	61%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. These amounts also include assets managed by firms whose financial results are not consolidated ($55.1 billion and $81.6 billion for the three months ended June 30, 2010 and 2011, respectively and $56.3 billion and $78.8 billion for the six months ended June 30, 2010 and 2011, respectively). Assets under management attributable to any investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
During the three months ended June 30, 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded a $12.8 million write-down in investment and other income which was allocated to our High Net Worth distribution channel.

(3)
EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our use of EBITDA, including reconciliation to cash flow from operations, is described in greater detail in "Liquidity and Capital Resources—Supplemental Liquidity Measure" on page 38. For purposes of our distribution channel operating results, expenses not incurred directly by Affiliates have been allocated based on the proportion of aggregate cash flow distributions reported by each Affiliate in the particular distribution channel.

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

        Our total revenue increased $130.2 million (or 39%) in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily from a 52% increase in average assets under management, partially offset by a decline in performance fees from our consolidated Affiliates. The increase in average assets under management resulted from positive investment performance, net client cash flows and our 2010 investments in new Affiliates. Consolidated performance fees declined $12.8 million to $18.1 million (or 41%) for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

        Our total revenue increased $305.4 million (or 52%) in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily from a 53% increase in average assets under management. This increase in average assets under management resulted from positive investment performance, net client cash flows and our 2010 investments in new Affiliates. Consolidated performance fees declined $11.4 million to $22.3 million (or 34%) for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

        See page 34 for disclosure of performance fees from our equity method investments.

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $44.5 million (or 30%) in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily from a 44% increase in average assets under management, and revenue increased $130.8 million (or 53%) in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily from a 61% increase in average assets under management. These increases in average assets under management resulted principally from positive investment performance, net client cash flows and our 2010 investments in new Affiliates.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $81.6 million (or 54%) in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, from a 62% increase in average assets under management and our investments in new Affiliates which realize comparatively higher fee rates, offset by a decline in performance fees. The increase in average assets under management resulted principally from positive investment performance, net client cash flows and our 2010 investments in new Affiliates. Unrelated to the change in assets under management, consolidated performance fees in this channel decreased $12.8 million to $18.1 million (or 41%) in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

        Our revenue increased $166.8 million (or 61%) in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, from a 56% increase in average assets under management and our investments in new Affiliates which realize comparatively higher fee rates, offset by a decline in performance fees. The increase in average assets under management resulted principally from positive investment performance, net client cash flows and our 2010 investments in new Affiliates. Unrelated to the change in assets under management, consolidated performance fees in this channel decreased $11.6 million to $22.1 million (or 34%) in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $4.1 million (or 13%) in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily from a 24% increase in average assets under management, and revenue increased $7.8 million (or 12%) in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily from a 21% increase in average assets under management. These increases in average assets under management resulted principally from investment performance.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2010	2011	% Change	2010	2011	% Change
Compensation and related expenses	$142.7	$196.5	38%	$262.0	$376.0	44%
Selling, general and administrative	72.1	90.6	26%	117.4	178.1	52%
Amortization of intangible assets	9.6	22.1	130%	18.5	44.2	139%
Depreciation and other amortization	3.4	3.8	12%	6.4	7.6	19%
Other operating expenses	8.5	9.3	9%	14.4	17.7	23%

Total operating expenses	$236.3	$322.3	36%	$418.7	$623.6	49%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three and six months ended June 30, 2011, approximately $109.3 million and $200.7 million (or 56% and 53%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 38% and 44% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, primarily as a result of increases in aggregate Affiliate expenses of $27.0 million and $68.6 million in the three and six months ended June 30, 2011 from new Affiliate investments, as compared to the three and six months ended June 30, 2010, respectively. These increases were also attributable to the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses.

        Selling, general and administrative expenses increased 26% and 52% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively. These increases resulted principally from increases in aggregate Affiliate expenses of $12.7 million and $40.7 million from new Affiliate investments in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively. These increases were also attributable to increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. These increases were partially offset by decreases in acquisition-related professional fees of $5.4 million and $9.9 million in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.

        Amortization of intangible assets increased 130% and 139% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively. These increases were principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments.

        Depreciation and other amortization increased 12% and 19% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, principally attributable to increases in aggregate Affiliate expenses from new Affiliate investments.

        Other operating expenses increased 9% and 23% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively. These increases were principally attributable to increases in aggregate Affiliate expenses of $2.1 million and $4.7 million from new Affiliate investments in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively. These increases were also attributable to increase in costs associated with our global distribution initiatives. These increases were partially offset by a $2.0 million loss realized on the transfer of Affiliate interests in the three months ended June 30, 2010, which did not recur in the three months ended June 30, 2011.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2010	2011	% Change	2010	2011	% Change
Income from equity method investments	$9.9	$20.1	103%	$19.0	$30.3	59%
Investment and other income (loss)	0.7	(6.1)	n.m. (1)	3.5	2.6	(26%)
Investment loss from Affiliate investments in partnerships	(8.6)	—	(100%)	(4.5)	—	(100%)
Interest expense	16.3	18.1	11%	32.4	37.4	15%
Imputed interest expense	6.4	8.3	30%	10.1	16.6	64%
Income tax expense	16.9	26.6	57%	28.9	53.4	85%

(1)
Percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 103% and 59% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, principally as a result of a $43.1 million and $42.1 million increase in performance fees realized during the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.

        Investment and other income decreased significantly in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, and decreased 26% in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, principally as a result of a write-off of a cost method investment in the three months ended June 30, 2011. These decreases were partially offset by increases in Affiliate investment earnings and foreign exchange gains of $4.1 million and

$9.9 million in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated certain of these partnerships. For the three and six months ended June 30, 2010, the loss from Affiliate investments in partnerships was $8.6 million and $4.5 million, respectively. This loss was principally attributable to investors who are unrelated to us.

        Interest expense increased 11% and 15% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, principally as a result of increased borrowings under our revolving credit facility, as well as an increase in the cost of these borrowings. In the six months ended June 30, 2011, the increase was also attributable to a $0.8 million increase in issuance costs related to our credit facility amendment, which occurred in the first quarter of 2011.

        Imputed interest expense consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities as well as the accretion of our projected contingent payment arrangements. Imputed interest expense increased 30% and 64% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, principally as a result of increases in accretion related to our contingent payment arrangements of $1.7 million and $5.9 million in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively.

        Income taxes increased 57% and 85% in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, principally as the result of increases in Income before income taxes.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in millions)	2010	2011	% Change	2010	2011	% Change
Net income	$58.2	$101.0	74%	$111.0	$190.4	72%
Net income (non-controlling interests)	41.4	55.5	34%	72.7	105.9	46%
Net loss (non-controlling interests in partnerships)	(8.4)	—	(100%)	(4.4)	—	(100%)
Net Income (controlling interest)	25.2	45.5	81%	42.7	84.5	98%

        Net income attributable to non-controlling interests increased 34% and 46% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, principally as a result of the previously discussed changes in revenue, which were partially offset by the increases in amortization, interest and tax expenses attributable to non-controlling interests.

        Net loss (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For the three and six months ended June 30, 2010, the loss from Affiliate investment partnerships attributable to the non-controlling interests was $8.4 million and $4.4 million, respectively.

        Net Income (controlling interest) increased 81% and 98% in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, respectively, as a result of the previously discussed increases in revenue, partially offset by increases in reported operating expenses.

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

        In the fourth quarter of 2010, we modified our Economic Net Income definition to no longer add back Affiliate depreciation to Net Income (controlling interest). If we had applied this definition change to the three and six months ended June 30, 2010, Economic Net Income would have been $61.5 million and $110.4 million and Economic earnings per share would have been $1.30 and $2.40, as compared to $63.8 million and $114.6 million and $1.35 and $2.49, respectively.

        The following table provides a reconciliation of Net Income (controlling interest) to Economic Net Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except shares and per share data)	2010	2011	2010	2011
Net Income (controlling interest)	$25.2	$45.5	$42.7	$84.5
Intangible amortization(1)(2)	17.0	26.9	33.7	54.0
Intangible-related deferred taxes	14.3	12.9	25.1	25.8
Imputed interest and contingent payment adjustments(3)	3.2	4.4	5.5	8.8
Affiliate equity expense	1.8	1.6	3.5	3.2
Affiliate depreciation	2.3	—	4.1	—

Economic Net Income	$63.8	$91.3	$114.6	$176.3

Average shares outstanding—diluted	47.6	53.4	46.5	53.3
Assumed issuance of senior convertible securities shares	(0.6)	—	(0.7)	—
Assumed issuance of junior convertible securities shares	—	—	—	—
Dilutive impact of senior convertible securities shares	0.2	—	0.2	—
Dilutive impact of junior convertible securities shares	—	—	—	—

Average shares outstanding—adjusted diluted	47.2	53.4	46.0	53.3

Economic earnings per share	$1.35	$1.71	$2.49	$3.31

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.1 million and $8.2 million for the three months ended June 30, 2010 and 2011, respectively, and $16.2 million and $16.6 million for the six months ended June 30, 2010 and 2011, respectively, is reported in "Income from equity method investments."

(2)
Our reported intangible amortization, $9.6 million and $22.1 million for the three months ended June 30, 2010 and 2011, respectively, includes $0.7 million and $3.4 million, respectively, of amortization attributable to our non-controlling interests. Our reported intangible amortization, $18.5 million and $44.2 million for the six months ended June 30, 2010 and 2011, respectively, includes $1.0 million and $6.8 million, respectively, of amortization attributable to our non-controlling interests. The intangible amortization attributable to our non-controlling interests is not added back to Net Income (controlling interest) to measure our Economic Net Income.

(3)
Our reported imputed interest expense, $6.4 million and $8.3 million for the three months ended June 30, 2010 and 2011, respectively, includes $1.3 million and $1.5 million, respectively, of imputed interest attributable to our non-controlling interests. Our reported imputed interest expense, $10.1 million and $16.6 million for the six months ended June 30, 2010 and 2011, respectively, includes $1.3 million and $2.9 million, respectively, of imputed interest attributable to our non-controlling interests. The imputed interest expense attributable to our non-controlling interests is not added back to Net Income (controlling interest) to measure our Economic Net Income.

        Economic Net Income increased 43% and 54% in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, primarily as a result of the previously described factors that caused an increase in Net Income as well as increases in amortization and intangible-related deferred tax expenses related to our 2010 investments in new Affiliates.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2010	June 30, 2011
Balance Sheet Data
Cash and cash equivalents	$313.3	$311.2
Senior bank debt	460.0	295.0
2008 senior convertible notes	422.1	428.9
Junior convertible trust preferred securities	509.9	511.2

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Cash Flow Data
Operating cash flow	$115.1	$180.2	$183.1	$310.4
Investing cash flow	(682.9)	(5.1)	(814.8)	(17.2)
Financing cash flow	586.3	(117.0)	593.8	(297.9)
EBITDA(1)	81.7	123.8	150.0	242.0

(1)
The definition of EBITDA is presented in Note 3 on page 31 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At June 30, 2011, our internal leverage ratio was 1.2:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of June 30, 2011, our actual bank leverage and bank interest coverage ratios were 1.5 and 8.6, respectively, and we were in full compliance with all terms of our credit facility. We have $455 million of remaining capacity under our $750 million credit facility and we could borrow the entire amount and remain in compliance with our credit agreement.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2010	2011	2010	2011
Cash flow from operations	$115.1	$180.2	$183.1	$310.4
Interest expense, net of non-cash items(1)	14.4	16.3	28.6	33.0
Current tax provision	5.3	16.4	7.9	30.0
Income from equity method investments, net of distributions(2)	4.4	9.7	(1.6)	(36.7)
Net income (non-controlling interests)	(41.4)	(55.5)	(72.7)	(105.9)
Net loss (non-controlling interests in partnerships)	8.4	—	4.4	—
Changes in assets and liabilities	(1.1)	(14.8)	27.3	50.2
Other non-cash adjustments(3)	(23.4)	(28.5)	(27.0)	(39.0)

EBITDA	$81.7	$123.8	$150.0	$242.0

(1)
Non-cash items represent amortization of issuance costs and imputed interest ($8.2 million and $10.1 million for the three months ended June 30, 2010 and 2011, respectively, and $13.8 million and $21.0 million for the six months ended June 30, 2010 and 2011, respectively).

(2)
Distributions from equity method investments were $13.6 million and $18.6 million for the three months ended June 30, 2010 and 2011, respectively, and $36.8 million and $83.5 million for the six months ended June 30, 2010 and 2011, respectively.

(3)
Other non-cash adjustments include stock option expenses, tax benefits from stock options and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the three months ended June 30, 2011, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended June 30, 2011 were to make distributions to Affiliate managers and repay our senior bank debt and other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of June 30, 2011:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt	$295.0	2012	(1)
2008 Senior Convertibles Notes	460.0	2038	(2)
Junior Convertible Trust Preferred Securities	730.8	2036/2037	(3)

(1)
Settled in cash.

(2)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

(3)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        Under the credit facility, we pay interest based on a LIBOR rate or the prime rate (plus an applicable spread, which varies depending on our credit rating). Subject to the agreement of lenders to provide additional commitments, we have the option to increase the credit facility by up to $150 million. The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage and customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of June 30, 2011, we had $295.0 million outstanding under the credit facility.

Convertible Securities

        At June 30, 2011, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue Date	August 2008	October 2007	April 2006
Maturity Date	August 2038	October 2037	April 2036
Next Potential Put Date	August 2013	N/A	N/A
Par Value	$460.0	$430.8	$300.0
Carrying Value(1)	428.9	297.0	214.2
Denomination	1,000	50	50
Current Conversion Rate	7.959	0.250	0.333
Current Conversion Price	$125.65	$200.00	$150.00
Stated Coupon	3.95%	5.15%	5.10%
Coupon Frequency	Semi-annually	Quarterly	Quarterly
Tax Deduction Rate(2)	9.38%	8.00%	7.50%

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

Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25 million. As of June 30, 2011, the unrealized gain (before taxes) on these contracts was $0.7 million.

        We also entered into treasury rate lock agreements with a notional value of $100.0 million to hedge an anticipated issuance of fixed-rate debt. These contracts were settled in February 2011 for a net pre-tax gain of $4.0 million.

Forward Equity Sale Agreement

        In July 2011, we entered into a forward equity sale agreement with two major securities firms under which we may sell shares of our common stock with an aggregate sales price of up to $300 million, which replaced the prior agreement.

Share Repurchase Program

        Our Board of Directors has authorized share repurchase programs in recent periods. The maximum number of shares that may yet be repurchased under outstanding programs is approximately 1.6 million. The timing and amount of repurchases are determined at the discretion of our management.

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

        Our current redemption value for these interests has been presented as "Redeemable non-controlling interests" on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50 million of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net Income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The increase in cash flows from operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, resulted principally from increased Net Income of $79.4 million, an increase in amortization of intangible assets of $25.7 million, an increase in distributions received from equity method investments of $46.7 million, an increase in unsettled fund shares payable of $29.2 million, partially offset by increases in unsettled fund shares receivable of $46.5 million and prepaids and other current assets of $22.2 million.

Investing Cash Flow

        The net cash flow used in investing activities decreased $797.6 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This was primarily the result of our investments in Pantheon and Aston during the second quarter of 2010.

Financing Cash Flow

        Net cash flows from financing activities decreased $891.7 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. This was primarily a result of a decrease in net borrowings of senior bank debt of $824.5 million, a decrease in proceeds from the settlement of forward equity sales of $100.0 million, an increase in note payments of $46.6 million and an increase in distributions to non-controlling interests of $22.4 million, partially offset by an increase in repurchases of Affiliate equity of $109.6 million.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $496.8 million through 2015. In the remainder of 2011, we expect to make total payments of approximately $1.4 million to settle portions of these contingent obligations and we expect to repurchase approximately $50 million of interests in existing Affiliates during the next twelve months.

        Borrowings available under our credit facility are sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of June 30, 2011:

		Payments Due
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
(in millions)
Senior bank debt	$295.0	$—	$—	$295.0	$—
Senior convertible securities(1)	959.6	9.1	36.3	36.3	877.9
Junior convertible trust preferred securities	1,689.8	18.5	74.1	74.1	1,523.1
Leases	126.8	12.8	44.8	32.7	36.5
Other liabilities(2)	55.4	17.1	—	—	38.3

Total Contractual Obligations	$3,126.6	$57.5	$155.2	$438.1	$2,475.8

Contingent Obligations
Contingent payment obligations(3)	$126.1	$1.4	$93.2	$31.5	$—

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460 million in 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price payments for acquisitions. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $23.2 million and $89.6 million as of June 30, 2011, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2011 is $54.1 million and $442.7 million in periods thereafter.

Recent Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued an update to the fair value measurements and disclosures guidance. The new guidance clarifies existing fair value measurement principles and expands certain disclosure requirements, particularly for measurements categorized as

Level 3. The amendment is effective for interim and fiscal periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on our Consolidated Financial Statements.

        In June 2011, the Financial Accounting Standards Board issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, or in two separate, but consecutive statements. The new guidance does not change the items that are recognized in net income or other comprehensive income. This new guidance is effective for interim and fiscal periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on our Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2011. Please refer to Item 7A in our 2010 Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that (i) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 9, 2011	/s/ JAY C. HORGEN Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	Distribution Agency Agreement, dated July 26, 2011, by and between the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A.
10.2	Form of Confirmation Letter Agreement, dated July 26, 2011, by and between the Company and Bank of America, N.A.
10.3	Distribution Agency Agreement, dated July 26, 2011, by and between the Company, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch.
10.4	Form of Confirmation Letter Agreement, dated July 26, 2011, by and between the Company, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Equity for the three month period ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the three month periods ended June 30, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

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