Form 10-Q
period 2011-09-30
AFFILIATED MANAGERS GROUP INC
filed 2011-11-04
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        There were 51,470,034 shares of the registrant's common stock outstanding on November 1, 2011.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue	$354.4	$413.8	$937.5	$1,302.4
Operating expenses:
Compensation and related expenses	151.5	168.9	413.5	544.9
Selling, general and administrative	73.4	83.5	190.7	261.6
Amortization of intangible assets	20.5	22.1	39.1	66.3
Depreciation and other amortization	3.7	4.0	10.1	11.6
Other operating expenses	9.7	9.3	24.1	27.1

	258.8	287.8	677.5	911.5

Operating income	95.6	126.0	260.0	390.9

Non-operating (income) and expenses:
Investment and other (income) loss	(11.4)	9.5	(14.9)	6.8
Income from equity method investments	(9.5)	(9.8)	(28.5)	(40.1)
Investment loss from Affiliate investments in partnerships	—	—	4.5	—
Interest expense	16.3	18.1	48.7	55.6
Imputed interest expense	7.2	8.3	17.3	24.9

	2.6	26.1	27.1	47.2

Income before income taxes	93.0	99.9	232.9	343.7
Income taxes	24.0	19.8	52.9	73.2

Net income	69.0	80.1	180.0	270.5
Net income (non-controlling interests)	(35.0)	(40.0)	(107.8)	(145.9)
Net loss (non-controlling interests in partnerships)	—	—	4.4	—

Net Income (controlling interest)	$34.0	$40.1	$76.6	$124.6

Average shares outstanding—basic	51.2	51.9	46.1	51.9
Average shares outstanding—diluted	51.9	53.0	48.7	53.2
Earnings per share—basic	$0.66	$0.77	$1.66	$2.40
Earnings per share—diluted	$0.65	$0.76	$1.57	$2.34
Supplemental disclosure of total comprehensive income:
Net income	$69.0	$80.1	$180.0	$270.5
Other comprehensive income (loss)	23.8	(81.4)	25.0	(71.5)

Comprehensive income (loss)	92.8	(1.3)	205.0	199.0
Comprehensive income (non-controlling interests)	(35.0)	(40.0)	(103.4)	(145.9)

Comprehensive income (loss) (controlling interest)	$57.8	$(41.3)	$101.6	$53.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2010	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$313.3	$323.3
Investment advisory fees receivable	236.4	219.5
Investments in marketable securities	116.0	80.3
Unsettled fund share receivables	42.0	57.3
Prepaid expenses and other current assets	61.7	76.8

Total current assets	769.4	757.2
Fixed assets, net	67.7	64.8
Equity investments in Affiliates	678.9	603.0
Acquired client relationships, net	1,424.2	1,352.1
Goodwill	2,131.2	2,116.1
Other assets	219.8	238.6

Total assets	$5,291.2	$5,131.8

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$252.8	$310.1
Unsettled fund share payables	39.8	46.0
Payables to related party	114.8	12.9

Total current liabilities	407.4	369.0
Senior bank debt	460.0	210.0
Senior convertible securities	422.1	432.2
Junior convertible trust preferred securities	509.9	511.9
Deferred income taxes	495.4	489.5
Other long-term liabilities	207.8	223.3

Total liabilities	2,502.6	2,235.9
Redeemable non-controlling interests	406.3	455.5
Equity:
Common stock	0.5	0.5
Additional paid-in capital	980.5	929.7
Accumulated other comprehensive income	100.5	29.0
Retained earnings	1,011.8	1,136.4

	2,093.3	2,095.6
Less treasury stock, at cost	(293.3)	(290.0)

Total stockholders' equity	1,800.0	1,805.6
Non-controlling interests	582.3	634.8

Total equity	2,382.3	2,440.4

Total liabilities and equity	$5,291.2	$5,131.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2010	$0.5	$980.5	$100.5	$1,011.8	$(293.3)	$582.3	$2,382.3
Stock issued under option and other incentive plans	—	(32.5)	—	—	53.7	—	21.2
Tax benefit of option exercises	—	5.7	—	—	—	—	5.7
Issuance Costs	—	(0.1)	—	—		—	(0.1)
Changes in Affiliate equity	—	(46.6)	—	—	—	32.4	(14.2)
Share-based payment arrangements	—	22.7	—	—	—	—	22.7
Distributions to non-controlling interests	—	—	—	—	—	(118.8)	(118.8)
Investments in Affiliates	—	—	—	—	—	(7.0)	(7.0)
Repurchase of common stock	—	—	—	—	(50.4)	—	(50.4)
Net income	—	—	—	124.6	—	145.9	270.5
Other comprehensive loss	—	—	(71.5)	—	—	—	(71.5)

September 30, 2011	$0.5	$929.7	$29.0	$1,136.4	$(290.0)	$634.8	$2,440.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Cash flow from operating activities:
Net income	$69.0	$80.1	$180.0	$270.5
Adjustments to reconcile Net income to net cash flow from operating activities:
Amortization of intangible assets	20.5	22.1	39.1	66.3
Amortization of issuance costs	2.0	1.8	5.7	6.2
Depreciation and other amortization	3.7	4.0	10.1	11.6
Deferred income tax provision	6.6	14.8	24.3	31.8
Imputed interest expense	7.2	8.3	17.3	24.9
Income from equity method investments, net of amortization	(9.5)	(9.8)	(28.5)	(40.1)
Distributions received from equity method investments	14.7	27.0	51.4	110.5
Tax benefit from exercise of stock options	1.4	—	3.5	0.8
Share-based compensation	3.6	7.3	10.4	19.3
Affiliate equity expense	3.5	1.9	10.3	9.1
Other adjustments	(0.5)	9.0	9.0	16.2
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	13.3	37.1	(12.0)	18.2
Increase in prepaids and other current assets	(20.3)	(6.2)	(1.0)	(9.2)
(Increase) decrease in other assets	(1.7)	0.6	(9.8)	(3.0)
(Increase) decrease in unsettled fund shares receivable	1.7	32.0	(0.6)	(16.7)
Increase (decrease) in unsettled fund shares payable	1.3	(24.5)	3.5	7.0
Increase in accounts payable, accrued liabilities and other long-term liabilities	51.9	38.3	38.8	30.8

Cash flow from operating activities	168.4	243.8	351.5	554.2

Cash flow used in investing activities:
Investments in Affiliates	(11.0)	—	(804.0)	(13.3)
Purchase of fixed assets	(2.2)	(3.9)	(5.4)	(8.3)
Purchase of investment securities	(12.8)	(39.4)	(43.2)	(50.9)
Sale of investment securities	—	0.5	11.8	12.6

Cash flow used in investing activities	(26.0)	(42.8)	(840.8)	(59.9)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	5.0	—	1,022.5	110.0
Repayments of senior bank debt	(293.5)	(85.0)	(651.5)	(360.0)
Issuance of common stock	10.6	0.3	36.1	21.2
Repurchase of common stock	—	(48.0)	—	(48.0)
Issuance costs	(0.1)	(0.8)	(0.3)	(8.5)
Excess tax benefit from exercise of stock options	1.9	—	6.7	4.9
Settlement of treasury lock	—	—	—	4.0
Settlement of forward equity sale agreement	194.7	—	294.7	—
Note payments	(5.9)	(8.4)	(31.8)	(81.0)
Distributions to non-controlling interests	(16.7)	(36.2)	(77.0)	(118.8)
Affiliate equity issuances and repurchases	(6.6)	(6.8)	(116.2)	(6.7)

Cash flow from (used in) financing activities	(110.6)	(184.9)	483.2	(482.9)

Effect of foreign exchange rate changes on cash and cash equivalents	3.1	(4.0)	2.0	(1.4)
Net increase (decrease) in cash and cash equivalents	34.9	12.1	(4.1)	10.0
Cash and cash equivalents at beginning of period	220.5	311.2	259.5	313.3

Cash and cash equivalents at end of period	$255.4	$323.3	$255.4	$323.3

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$5.7	$—	$13.3	$11.6
Payables recorded for Affiliate equity purchases	19.2	4.9	34.5	17.8
Payables recorded under contingent payment arrangements	—	1.4	64.3	1.4
Stock issued for Investments in Affiliates	—	—	146.9	—
Stock issued for conversion of zero coupon senior convertible note	—	—	47.5	—
Stock issued for settlement of forward equity sale arrangement	—	—	44.5	—

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

2.     Senior Bank Debt (see also Note 21 Subsequent Events)

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

        The credit facility, which will mature in January 2015, is unsecured and contains financial covenants with respect to leverage and interest coverage and also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes. At September 30, 2011, the Company had $210.0 million of outstanding borrowings.

        As further described in Note 15, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

3.     Convertible Securities

        At September 30, 2011, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding issued in 2006 (the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

"2006 junior convertible trust preferred securities") and in 2007 (the "2007 junior convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2010		September 30, 2011
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$422.1	$460.0	$432.2	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$296.3	$430.8	$297.4	$430.8
2006 junior convertible trust preferred securities(1)	213.6	300.0	214.5	300.0

Total junior convertible securities	$509.9	$730.8	$511.9	$730.8

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

(3)
The Company may redeem the 2006 junior convertible trust preferred securities at any time if the closing price of the Company's common stock exceeds $195 per share for a specified period of time.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Forward Equity Sale Agreements

        In July 2011, the Company entered into a forward equity sale agreement with two major securities firms under which it may sell shares of common stock with an aggregate sales price of up to $300 million. During the three months ended September 30, 2011, no forward equity sales have occurred.

5.     Income Taxes

        The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Controlling Interest:
Current Tax	$7.9	$1.9	$15.8	$31.9
Intangible related deferred taxes	9.8	10.4	34.9	36.2
Other Deferred Taxes	(1.4)	6.2	(8.4)	(1.6)

Total Controlling Interest	16.3	18.5	42.3	66.5

Non-Controlling Interests:
Current Tax	$9.5	$3.1	$12.8	$9.5
Deferred Taxes	(1.8)	(1.8)	(2.2)	(2.8)

Total Non-Controlling Interests	7.7	1.3	10.6	6.7

Provision for income taxes	$24.0	$19.8	$52.9	$73.2

Income before income taxes (controlling interest)	$50.3	$58.6	$118.9	$191.1

Effective Tax rate attributable to controlling interests(1)	32.4%	31.6%	35.6%	34.8%

(1)
Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

        During the quarter ended September 30, 2011, the Company recognized a deferred tax benefit of $3.9 million ($2.6 million attributable to the controlling interest) from the revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Current:
Federal	$0.2	$(7.6)	$—	$5.6
State	1.9	1.6	5.3	6.5
Foreign	15.3	11.0	23.3	29.3

Total Current	17.4	5.0	28.6	41.4

Deferred:
Federal	$12.9	$17.9	$29.3	$38.4
State	(0.1)	0.5	2.8	1.7
Foreign	(6.2)	(3.6)	(7.8)	(8.3)

Total Deferred	6.6	14.8	24.3	31.8

Provision for Income Taxes	$24.0	$19.8	$52.9	$73.2

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2010	September 30, 2011
Deferred Tax Assets
State net operating loss carryforwards	$30.6	$27.9
Foreign tax credit carryforwards	17.3	20.6
Deferred compensation	10.3	15.3
Tax benefit of uncertain tax positions	10.8	11.5
Accrued expenses	8.5	11.6
Unrealized losses	—	8.4
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	79.0	96.8
Valuation allowance	(38.4)	(36.3)

Deferred tax assets, net of valuation allowance	$40.6	$60.5

Deferred Tax Liabilities
Intangible asset amortization	$(209.3)	$(241.4)
Convertible securities interest	(154.5)	(166.8)
Non-deductible intangible amortization	(143.1)	(135.2)
Deferred revenue	(26.3)	(3.9)
Other	(2.8)	(2.7)

Total deferred tax liabilities	(536.0)	(550.0)

Net deferred tax liability	$(495.4)	$(489.5)

        Deferred tax liabilities arise primarily as a result of the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's 2008 senior convertible notes and junior convertible trust

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred securities also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        At September 30, 2011, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2011. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2011. The valuation allowances at December 31, 2010 and September 30, 2011 were principally related to the Company's ability to generate sufficient taxable income prior to the expiration of these carryforwards.

        The Company periodically has tax examinations in the United States and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.

        At September 30, 2011, the Company's liability for uncertain tax positions was $21.9 million, including $11.5 million of liabilities that would generate tax benefits if settled. The Company's liability for uncertain tax positions also includes $2.1 million for interest and related charges. As a result of tax examination settlements and the expiration of statutes of limitations, this liability could increase by up to $2.5 million in the next 12 months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Numerator:
Net Income (controlling interest)	$34.0	$40.1	$76.6	$124.6
Interest expense on convertible securities, net of taxes	—	—	0.1	—

Net Income (controlling interest), as adjusted	$34.0	$40.1	$76.7	$124.6

Denominator:
Average shares outstanding—basic	51.2	51.9	46.1	51.9
Effect of dilutive instruments:
Stock options	0.7	1.1	0.8	1.3
Forward sale	0.0	—	1.3	—
Senior convertible securities	—	—	0.5	—

Average shares outstanding—diluted	51.9	53.0	48.7	53.2

        As more fully discussed in Note 3, the Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        For the three and nine months ended September 30, 2011, the Company repurchased approximately 0.6 million shares of common stock under the share repurchase programs approved by the Company's Board of Directors.

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Stock options	1.8	1.2	1.8	1.2
Senior convertible securities	3.7	3.7	3.7	3.7
Junior convertible trust preferred securities	4.2	4.2	4.2	4.2

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

        In connection with its investment in Pantheon Ventures, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of September 30, 2011, these commitments totaled approximately $84.1 million and may be called in future periods. Russell Investments (Pantheon Ventures former owner) is contractually obligated to reimburse the Company for $54.1 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $491.8 million through 2015. In 2011, the Company expects to make payments of approximately $2.8 million to settle portions of these contingent obligations.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Investments in Marketable Securities

        Investments in marketable securities are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates. These investments are carried at their fair value. Changes in fair value for securities classified as available-for-sale are reported in "Accumulated other comprehensive income." Changes in fair value for trading securities are reported within "Other operating expenses."

        A summary of our investments in marketable securities follows:

	December 31, 2010	September 30, 2011
Cost of investments in marketable securities	$68.9	$108.2
Gross unrealized gains	47.1	1.5
Gross unrealized losses	(0.0)	(29.4)

Total	$116.0	$80.3

        As of September 30, 2011, the Company has invested $79.6 million in Value Partners, representing 7.8% of the outstanding common stock. In line with the volatility of global equity markets during the recent quarter the investment in Value Partners declined, resulting in an unrealized loss of $25.8 million at September 30, 2011. The Company intends to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

9.     Cost Method Investments

        The Company has cost method investments reported in "Other assets" in which it owns less than a 20% interest and does not exercise significant influence. The balance of these investments was $27.4 million and $14.6 million as of December 31, 2010 and September 30, 2011, respectively. During the nine months ended September 30, 2011, the Company determined that the value of a cost method investment had been reduced to zero and recorded a $12.8 million write down in "Investment and other (income) loss" (allocated to the Company's High Net Worth distribution channel—see Note 16).

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2010
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$36.0	$36.0	$—	$—
Partnership investments(1)	124.5	16.9	21.8	85.8
Investments in marketable securities(2)
Trading securities	15.4	15.2	0.2	—
Available for sale securities	100.6	99.2	1.4	—
Interest rate derivatives	5.9	—	5.9	—
Financial Liabilities
Contingent payment obligations(3)	$84.0	$—	$—	$84.0
Obligations to related parties(4)	79.6	—	—	79.6

		Fair Value Measurements
	September 30, 2011
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$23.1	$23.1	$—	$—
Partnership investments(1)	160.3	29.6	23.4	107.3
Investments in marketable securities(2)
Trading securities	14.1	14.1	—	—
Available for sale securities	66.2	66.2	—	—
Financial Liabilities
Contingent payment obligations(3)	$93.7	$—	$—	$93.7
Obligations to related parties(4)	71.6	—	—	71.6
Interest rate derivatives	9.6	—	9.6	—

(1)
Partnerships investments are reported within "Prepaid expenses and other current assets" and "Other assets" on the Consolidated Balance Sheets.

(2)
Principally investments in equity securities.

(3)
Contingent payment obligations are reported in "Other long-term liabilities."

(4)
Obligations to related parties are presented within "Payables to related party" and "Other long-term liabilities."

        The following is a description of the significant assets and liabilities measured at fair value and the fair value methodologies used.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Cash equivalents consist primarily of highly liquid investments in money market funds. Cash investments in actively traded money market funds are classified as Level 1.

        Partnership investments consist of investments in funds advised by Affiliates and are valued using net asset value ("NAV"). Investments in actively traded funds that calculate daily NAVs are classified as Level 1. Investments in non-public funds that hold investments with observable market prices are classified as Level 2. Investments in funds that hold illiquid securities or that are subject to redemption restrictions are classified as Level 3. The fair value of Level 3 assets is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

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

        Interest rate derivatives include Treasury rate lock contracts and interest rate swaps. The fair value of these assets is determined by model-derived valuations in which all significant inputs were observable in active markets.

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

        The following tables present the changes in Level 3 assets and liabilities for the three and nine months ended September 30, 2010 and 2011:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended September 30, 2010	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$68.4	$2.2	(1)	$—		$5.8	$(1.3)	$—	$75.1
Contingent payment obligations	66.2	—		6.6	(2)	—	—	—	72.8
Obligations to related parties	51.3	(0.8)	(3)	1.9	(3)	25.6	(5.8)	—	72.2

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended September 30, 2011	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$102.0	$(0.3	)(1)	$3.5	(1)	$4.2	$(2.1)	$—	$107.3
Contingent payment obligations	91.7	—		2.0	(2)	—	—	—	93.7
Obligations to related parties	71.2	0.8	(3)	(0.4	)(3)	8.5	(8.5)	—	71.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Nine Months Ended September 30, 2010	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$4.0	$2.2	(1)	$—		$73.9	$(1.3)	$(3.7)	$75.1
Contingent payment obligations	27.1	—		8.4	(2)	64.4	(27.1)	—	72.8
Obligations to related parties	78.7	(1.0	)(3)	1.9	(3)	76.8	(84.2)	—	72.2

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Nine Months Ended September 30, 2011	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Partnership investments	$85.8	$0.7	(1)	$14.0	(1)	$12.8	$(6.0)	$—	$107.3
Contingent payment obligations	84.0	—		11.4	(2)	—	(1.7)	—	93.7
Obligations to related parties	79.6	1.4	(3)	3.2	(3)	21.5	(34.1)	—	71.6

(1)
In the periods prior to 2011, losses on consolidated partnership investments are recorded in "Investment loss from Affiliate investments in partnerships." In 2011, gains and losses on partnership investments are recorded in "Investment and other (income) loss."

(2)
Accretion related to contingent payment obligations is recorded in "Imputed interest expense" and foreign currency translation adjustments related to such obligations are recorded as "Other comprehensive income (loss)."

(3)
Gains and losses associated with agreements to repurchase Affiliate equity are recorded in "Imputed interest expense." Gains and losses related to liabilities offsetting certain investments are recorded in "Investment and other (income) loss."

        There were no significant transfers of financial assets or liabilities between Level 2 and Level 1 in the three-month or nine-month periods ended September 30, 2010 and 2011.

        The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2010 and September 30, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2010		September 30, 2011
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$85.7	$89.2	$107.3	$84.1
Other funds(2)	55.2	—	55.4	—

	$140.9	$89.2	$162.7	$84.1

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        There are no current plans to sell any of these investments.

        The carrying value of notes receivable approximates fair value because interest rates and other terms of the notes are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at September 30, 2011 was $485.0 million and $568.6 million, respectively.

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

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2010		September 30, 2011
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,350.7	$0.9	$3,151.9	$1.0
Trust preferred vehicles	9.0	9.0	9.0	9.0

13.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. The Company also has liabilities to related parties for deferred purchase price and contingent payment obligations in connection with certain business combinations.

        The total receivable at December 31, 2010 was $42.9 million, which is included in "Other assets." The total receivable at September 30, 2011 was $48.6 million, of which $3.1 million is included in "Prepaid expenses and other current assets" and $45.5 million is included in "Other assets." The total payable at December 31, 2010 was $183.0 million, of which $114.8 million is included in "Payables to related party" and $68.2 million is included in "Other long-term liabilities." The total payable at

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011 was $72.5 million, of which $12.9 million is included in "Payables to related party" and $59.6 million is included in "Other long-term liabilities."

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

14.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the nine months ended September 30, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2011	5.1	$62.34
Options granted	0.5	99.66
Options exercised	(0.4)	47.48
Options forfeited	(0.0)	110.42

Unexercised options outstanding—September 30, 2011	5.2	67.45	4.7

Exercisable at September 30, 2011	2.3	59.21	3.6

        The Company's Net Income (controlling interest) for the three and nine months ended September 30, 2011 includes compensation expense of $4.5 million and $11.9 million, respectively (net of income tax benefits of $2.8 million and $7.4 million, respectively, related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans). As of September 30, 2011, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $73.2 million over a weighted average period of approximately three years (assuming no forfeitures). As of September 30, 2011, no outstanding options have expiration dates prior to the end of 2011.

15.   Derivative Financial Instruments

        From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements by entering into interest rate hedging contracts. The Company does not hold or issue derivative financial instruments for speculative purposes.

        In 2010, the Company entered into interest rate swap contracts as summarized in the table below:

	Notional Amount	Paying	Receiving	Start Date	Expiration Date
Counterparty A	$25.0	1.67%	3-Month LIBOR	October 2010	October 2015
Counterparty A	$25.0	1.65%	3-Month LIBOR	October 2010	October 2015
Counterparty B	$25.0	1.59%	3-Month LIBOR	October 2010	October 2015
Counterparty B	$25.0	2.14%	3-Month LIBOR	October 2010	October 2017

        In November 2010, the Company entered into a series of treasury rate lock contracts with a total notional value of $100.0 million which were settled in February 2011 for a net pre-tax gain of $4.0 million (each contract was designated and qualified as a cash flow hedge). In the third quarter of 2011, the Company entered into a series of treasury rate lock contracts with a total notional value of

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$75.0 million which were settled in October 2011 for a net pre-tax loss of $4.7 million (each contract was designated and qualified as a cash flow hedge). These contracts were intended to hedge the risks associated with changes in interest rates on a fixed-rate debt issuance that is anticipated to occur prior to June 2012. The net loss on these contracts ($0.7 million) is reflected as a component of other comprehensive income and will be recognized as an increase to interest expense over the life of the expected fixed rate debt issuance, or recorded within other income and loss in the event the Company determines that it is not probable it will issue the anticipated fixed rate debt.

        The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of September 30, 2011, the Company had posted collateral of $7.3 million related to its interest rate swap and treasury rate lock contracts.

        The Company records all derivative instruments on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as interest expense. Hedge ineffectiveness was not material in any periods presented. The Company does not expect to reclassify any material portion of the unrealized loss into earnings in the next twelve months.

        The following summarizes the location and amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Income:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Amount of Gain (Loss) Recognized in Other Comprehensive Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Cash Flow Hedges
Interest rate swaps	$(0.6)	$(3.6)	$(0.6)	$(5.4)
Treasury rate locks	—	(6.7)	—	(6.2)

Total	$(0.6)	$(10.3)	$(0.6)	$(11.6)

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31, 2010	September 30, 2011
Cash Flow Hedges
Interest rate swaps(1)	$2.5	$(2.9)
Treasury rate locks(2)	3.4	(6.7)

Total	$5.9	$(9.6)

(1)
Presented within "Other assets" and "Other long-term liabilities" as of December 31, 2010 and September 30, 2011, respectively.

(2)
Presented within "Prepaid expenses and other current assets" and "Accounts payable and accrued liabilities" as of December 31, 2010 and September 30, 2011, respectively.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended September 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$151.8	$171.0	$31.6	$354.4
Operating expenses:
Depreciation and other amortization	3.7	18.5	2.0	24.2
Other operating expenses	106.0	109.0	19.6	234.6

	109.7	127.5	21.6	258.8

Operating income	42.1	43.5	10.0	95.6

Non-operating (income) and expenses:
Investment and other (income) loss	(5.4)	(5.2)	(0.8)	(11.4)
Income from equity method investments	(0.4)	(8.2)	(0.9)	(9.5)
Interest expense	8.8	12.7	2.0	23.5

	3.0	(0.7)	0.3	2.6

Income before income taxes	39.1	44.2	9.7	93.0
Income taxes	11.7	10.4	1.9	24.0

Net income	27.4	33.8	7.8	69.0
Net income (non-controlling interests)	(13.9)	(17.0)	(4.1)	(35.0)

Net Income (controlling interest)	$13.5	$16.8	$3.7	$34.0

	For the Three Months Ended September 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$179.0	$199.6	$35.2	$413.8
Operating expenses:
Depreciation and other amortization	4.2	19.8	2.1	26.1
Other operating expenses	119.3	120.9	21.5	261.7

	123.5	140.7	23.6	287.8

Operating income	55.5	58.9	11.6	126.0

Non-operating (income) and expenses:
Investment and other (income) loss	5.5	2.6	1.4	9.5
Income from equity method investments	(2.0)	(6.6)	(1.2)	(9.8)
Interest expense	10.8	13.4	2.2	26.4

	14.3	9.4	2.4	26.1

Income before income taxes	41.2	49.5	9.2	99.9
Income taxes	8.1	9.5	2.2	19.8

Net income	33.1	40.0	7.0	80.1
Net income (non-controlling interests)	(14.7)	(22.3)	(3.0)	(40.0)

Net Income (controlling interest)	$18.4	$17.7	$4.0	$40.1

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$397.7	$445.1	$94.7	$937.5
Operating expenses:
Depreciation and other amortization	8.5	34.3	6.4	49.2
Other operating expenses	275.4	291.7	61.2	628.3

	283.9	326.0	67.6	677.5

Operating income	113.8	119.1	27.1	260.0

Non-operating (income) and expenses:
Investment and other (income) loss	(4.8)	(7.7)	(2.4)	(14.9)
Income from equity method investments	(1.2)	(24.6)	(2.7)	(28.5)
Investment loss from Affiliate investments in partnerships	0.1	0.2	4.2	4.5
Interest expense	24.0	35.1	6.9	66.0

	18.1	3.0	6.0	27.1

Income before income taxes	95.7	116.1	21.1	232.9
Income taxes	24.8	23.3	4.8	52.9

Net income	70.9	92.8	16.3	180.0
Net income (non-controlling interests)	(39.7)	(56.2)	(11.9)	(107.8)
Net loss (non-controlling interests in partnerships)	0.1	0.2	4.1	4.4

Net Income (controlling interest)	$31.3	$36.8	$8.5	$76.6

	For the Nine Months Ended September 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$555.7	$640.6	$106.1	$1,302.4
Operating expenses:
Depreciation and other amortization	12.3	59.3	6.3	77.9
Other operating expenses	375.7	392.0	65.9	833.6

	388.0	451.3	72.2	911.5

Operating income	167.7	189.3	33.9	390.9

Non-operating (income) and expenses:
Investment and other (income) loss	2.0	(6.9)	11.7	6.8
Income from equity method investments	(2.5)	(34.2)	(3.4)	(40.1)
Interest expense	31.6	42.3	6.6	80.5

	31.1	1.2	14.9	47.2

Income before income taxes	136.6	188.1	19.0	343.7
Income taxes	30.8	39.8	2.6	73.2

Net income	105.8	148.3	16.4	270.5
Net income (non-controlling interests)	(52.0)	(82.0)	(11.9)	(145.9)

Net Income (controlling interest)	$53.8	$66.3	$4.5	$124.6

Balance Sheet Information
Total assets as of December 31, 2010	$1,847.9	$3,009.3	$434.0	$5,291.2
Total assets as of September 30, 2011	$1,932.3	$2,778.4	$421.1	$5,131.8

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the nine months ended September 30, 2011:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2010	$785.9	$1,083.7	$261.6	$2,131.2
Purchase price adjustments	1.2	(5.7)	—	(4.5)
Goodwill acquired	—	0.1	1.3	1.4
Foreign currency translation	(1.9)	(5.7)	(4.4)	(12.0)

Balance, as of September 30, 2011	$785.2	$1,072.4	$258.5	$2,116.1

        The Company performed its annual goodwill assessment as of September 30, 2011 and no impairments were identified.

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2010 and September 30, 2011:

	December 31, 2010		September 30, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired client relationships	$974.8	$228.6	$969.5	$294.9
Non-amortized intangible assets:
Acquired client relationships-mutual fund management contracts	678.0	—	677.5	—
Goodwill	2,131.2	—	2,116.1	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2011, these relationships were being amortized over a weighted average life of approximately 10 years. The Company estimates that its consolidated annual amortization expense will be approximately $88.5 million for the next five years, assuming no additional investments in new or existing Affiliates.

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of September 30, 2011, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $24.8 million for the nine months ended September 30, 2011. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2011	$32.9
2012	32.8
2013	32.8
2014	11.3
2015	4.1

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Indefinite-lived intangible assets are comprised of investment advisory contracts between the Company's Affiliates and their sponsored registered investment companies. Because the contracts are with the registered investment companies themselves, and not with the underlying investors, and the contracts between the Company's Affiliates and the registered investment companies are typically renewed on an annual basis, generally accepted accounting principles consider the contract life to be indefinite and, as a result, not amortizable. At September 30, 2011, the fair value of the indefinite-lived intangible assets at one of the Company's Affiliates, a manager of growth-oriented U.S. equity mutual funds, has declined significantly, and further declines in the fair value of these assets could result in a future impairment.

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

        The current redemption value of these interests has been presented as "Redeemable non-controlling interests" on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance as of January 1, 2011	$406.3
Issuance of Redeemable non-controlling interest	51.7
Repurchase of Redeemable non-controlling interest	(20.9)
Changes in redemption value	18.4

Balance as of September 30, 2011	$455.5

        During the three and nine months ended September 30, 2010 and 2011, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Net Income (controlling interest)	$34.0	$40.1	$76.6	$124.6
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(12.8)	(5.1)	(32.5)	(4.6)

Change from Net Income (controlling interest) and net transfers with non-controlling interests	$21.2	$35.0	$44.1	$120.0

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Comprehensive Income

        A summary of comprehensive income, net of applicable taxes, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Net income	$69.0	$80.1	$180.0	$270.5
Foreign currency translation adjustment	20.0	(34.6)	15.2	(17.7)
Change in net realized and unrealized loss on derivative securities	—	(6.3)	—	(7.1)
Change in net unrealized gain (loss) on investment securities	3.8	(40.5)	9.8	(46.7)

Comprehensive income (loss)	92.8	(1.3)	205.0	199.0
Comprehensive income (non-controlling interests)	(35.0)	(40.0)	(103.4)	(145.9)

Comprehensive income (loss) (controlling interest)	$57.8	$(41.3)	$101.6	$53.1

        The components of accumulated other comprehensive income, net of applicable taxes, are as follows:

	December 31, 2010	September 30, 2011
Foreign currency translation adjustments	$67.9	$50.2
Realized and unrealized gains (losses) on derivative securities	3.7	(3.4)
Unrealized gain (loss) on investment securities	28.9	(17.8)

Accumulated other comprehensive income	$100.5	$29.0

20.   Recent Accounting Developments

        In September 2011, the Financial Accounting Standards Board issued new guidance on testing goodwill for impairment. The new guidance provides the option of performing a qualitative assessment before proceeding with a quantitative goodwill impairment test. Following an assessment of qualitative factors, if an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, then a quantitative assessment is unnecessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early-adopted this guidance for its annual goodwill impairment testing which was performed in the third quarter of 2011. Adoption of this new guidance did not have a material impact on the Company's Consolidated Financial Statements.

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

21.   Subsequent Event

        On October 18, 2011, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 2.0 million shares of common stock, in addition to those shares that may be purchased pursuant to the Company's previously authorized share repurchase programs. Purchases may be made from time to time, at management's discretion, in the open market or in privately negotiated transactions, including through the use of derivative instruments. As of October 18, 2011, there were approximately 3.0 million shares that could be purchased under the Company's share repurchase programs.

        The Company entered into a $1.0 billion senior unsecured credit facility in November 2011 (the "amended credit facility"), consisting of a $750 million revolving credit facility (the "revolver") and a $250 million term loan (the "term loan"), the principal terms of which are similar to the Company's previous senior unsecured revolving credit facility. The term loan and $720 million of the revolver have a five-year maturity (maturing November 3, 2016); the remaining $30 million of the revolver matures January 12, 2015. Subject to certain conditions, the Company may increase the revolver and the term loan by up to $150 million and $250 million, respectively. The term loan borrowings were used to repay the outstanding balance under the previous revolving credit facility ($210 million) and for general corporate purposes.

        The amended credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

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

        As of September 30, 2011, we manage approximately $306 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in "Income from equity method investments," and is therefore reflected in our Net Income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($78.3 billion as of September 30, 2011 and included in our reported assets under management) will not affect reported revenue in the same manner as changes in assets under management at our other Affiliates.

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

Financial Results

        The table below summarizes our financial highlights:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted and per share data)	2010	2011	% Change	2010	2011	% Change
Assets under Management (in billions)	$279.7	$305.9	9%	$279.7	$305.9	9%
Revenue	354.4	413.8	17%	937.5	1,302.4	39%
Net Income (controlling interest)	34.0	40.1	18%	76.6	124.6	63%
Earnings per share—diluted	0.65	0.76	17%	1.57	2.34	49%
Economic Net Income(1)	77.9	82.1	5%	192.5	258.5	34%
Economic earnings per share(1)	1.50	1.55	3%	3.98	4.86	22%
EBITDA(2)	102.3	112.9	10%	252.2	355.0	41%

(1)
Our use of Economic Net Income and Economic earnings per share, including a reconciliation of Economic Net Income to Net Income, is discussed in "Supplemental Performance Measures" on page 36.

(2)
Our use of EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 38.

        During the twelve months ended September 30, 2011, the MSCI EAFE decreased 8.9% while the S&P 500 increased 1.1%. Our total assets under management grew to $305.9 billion at September 30, 2011, an increase of approximately 9% over September 30, 2010. The growth in our assets under management was the result of organic growth of our Affiliates from net client cash flows ($23.6 billion) and our new investment in Trilogy Global Advisors ($15.2 billion), partially offset by negative investment performance ($11.8 billion).

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2010		September 30, 2011
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class:
Equity(1)	$220.4	69%	$193.8	63%
Alternative(2)	65.3	20%	75.5	25%
Fixed Income	34.3	11%	36.6	12%

Total	$320.0	100%	$305.9	100%

Geography:(3)
Domestic	$110.5	34%	$102.1	33%
Global/International	169.1	53%	167.1	55%
Emerging Markets	40.4	13%	36.7	12%

Total	$320.0	100%	$305.9	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The geography of a particular investment product describes the general location of its investment holdings.

        Our assets under management decreased during the nine months ended September 30, 2011 principally as a result of negative investment performance in the equity asset class, partially offset by organic growth from net client cash flows in our Alternative ($9.7 billion) and Equity ($8.1 billion) asset classes. Our assets under management also declined from negative investment performance across all geographic regions, partially offset by net client cash flows in Global/International ($11.0 billion) and Emerging Markets ($5.4 billion).

Results of Operations

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Assets under Management

Statement of Changes-Quarter to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
June 30, 2011	$90.0	$220.9	$37.5	$348.4
Client cash inflows	8.2	7.8	1.9	17.9
Client cash outflows	(5.3)	(6.1)	(1.6)	(13.0)

Net client cash flows	2.9	1.7	0.3	4.9

Investment performance	(13.5)	(30.1)	(3.8)	(47.4)

September 30, 2011	$79.4	$192.5	$34.0	$305.9

Statement of Changes-Year to Date (in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2010	$85.2	$200.1	$34.7	$320.0
Client cash inflows	22.8	35.2	5.4	63.4
Client cash outflows	(18.0)	(21.8)	(4.7)	(44.5)

Net client cash flows	4.8	13.4	0.7	18.9

Other(1)	(0.2)	—	—	(0.2)
Investment performance	(10.4)	(21.0)	(1.4)	(32.8)

September 30, 2011	$79.4	$192.5	$34.0	$305.9

(1)
Other includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $63.4 billion while client cash outflows totaled $44.5 billion for the nine months ended September 30, 2011. Client flows for the nine months ended September 30, 2011 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions, except as noted)	2010	2011	% Change	2010	2011	% Change
Average assets under management (in billions)(1)
Mutual Fund	$70.3	$83.7	19%	$60.4	$87.6	45%
Institutional	167.0	200.4	20%	146.5	208.7	42%
High Net Worth	31.2	35.4	13%	30.4	36.1	19%

Total	$268.5	$319.5	19%	$237.3	$332.4	40%

Revenue
Mutual Fund	$151.8	$179.0	18%	$397.7	$555.7	40%
Institutional	171.0	199.6	17%	445.1	640.6	44%
High Net Worth	31.6	35.2	11%	94.7	106.1	12%

Total	$354.4	$413.8	17%	$937.5	$1,302.4	39%

Net Income (controlling interest)
Mutual Fund	$13.5	$18.4	36%	$31.3	$53.8	72%
Institutional	16.8	17.7	5%	36.8	66.3	80%
High Net Worth(2)	3.7	4.0	8%	8.5	4.5	(47)%

Total	$34.0	$40.1	18%	$76.6	$124.6	63%

EBITDA(3)
Mutual Fund	$31.3	$38.1	22%	$79.2	$121.0	53%
Institutional	61.1	64.1	5%	144.9	213.1	47%
High Net Worth(2)	9.9	10.7	8%	28.1	20.9	(26)%

Total	$102.3	$112.9	10%	$252.2	$355.0	41%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. These amounts also include assets managed by firms whose financial results are not consolidated ($62.4 billion and $78.2 billion for the three months ended September 30, 2010 and 2011, respectively and $58.3 billion and $78.6 billion for the nine months ended September 30, 2010 and 2011, respectively). Assets under management attributable to any investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
During the nine months ended September 30, 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded a $12.8 million write-down in "Investment and other (income) loss" which was allocated to our High Net Worth distribution channel.

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

        Our total revenue increased $59.4 million (or 17%) in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily from a 19% increase in average assets under management, partially offset by a decline in performance fees from our consolidated Affiliates. The increase in average assets under management resulted from net client cash flows and our 2010 investment in a new Affiliate, partially offset by a decline in global equity markets during the most recent quarter. Consolidated performance fees declined $2.4 million to $3.2 million (or 43%) for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

        Our total revenue increased $364.9 million (or 39%) in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily from a 40% increase in average assets under management. This increase in average assets under management resulted from our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during the most recent quarter. Consolidated performance fees declined $13.9 million to $25.3 million (or 35%) for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

        See page 35 for disclosure of performance fees from our equity method investments.

        The following discusses the changes in our revenue by operating segments.

Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $27.2 million (or 18%) in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily from a 19% increase in average assets under management, and revenue increased $158.0 million (or 40%) in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily from a 45% increase in average assets under management. These increases in average assets under management resulted principally from our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during the most recent quarter.

Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $28.6 million (or 17%) in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily from a 20% increase in average assets under management, partially offset by a decline in performance fees. The increase in average assets under management resulted principally from net client cash flows and our 2010 investment in a new Affiliate, partially offset by a decline in global equity markets during the most recent quarter. Unrelated to the change in assets under management, consolidated performance fees in this channel decreased $2.6 million to $2.8 million (or 48%) in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

        Our revenue increased $195.5 million (or 44%) in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily from a 42% increase in average assets under management, partially offset by a decline in performance fees. The increase in average assets under management resulted principally from our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during the most recent quarter. Unrelated to the change in assets under management, consolidated performance fees in this channel decreased $14.2 million to $24.9 million (or 36%) in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $3.6 million (or 11%) in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily from a 13% increase in average assets under management, and revenue increased $11.4 million (or 12%) in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily from a 19% increase in average assets under management. These increases in average assets under management resulted principally from net client cash flows, partially offset by a decline in global equity markets during the most recent quarter.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2010	2011	% Change	2010	2011	% Change
Compensation and related expenses	$151.5	$168.9	11%	$413.5	$544.9	32%
Selling, general and administrative	73.4	83.5	14%	190.7	261.6	37%
Amortization of intangible assets	20.5	22.1	8%	39.1	66.3	70%
Depreciation and other amortization	3.7	4.0	8%	10.1	11.6	15%
Other operating expenses	9.7	9.3	(4)%	24.1	27.1	12%

Total operating expenses	$258.8	$287.8	11%	$677.5	$911.5	35%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in each Affiliate's respective Operating Allocation. During the three and nine months ended September 30, 2011, approximately $85.5 million and $281.7 million (or 50.6% and 51.7%), respectively, of our consolidated compensation expense was attributable to our Affiliate management partners. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may also vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased 11% and 32% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, primarily as a result of the relationship between revenue and operating expenses at Affiliates which experienced increases in revenue, and accordingly, reported higher compensation expenses. These increases were also a result of increases in aggregate Affiliate expenses of $8.0 million and $78.2 million in the three and nine months ended September 30, 2011 from new Affiliate investments in 2010, as compared to the three and nine months ended September 30, 2010, respectively.

        Selling, general and administrative expenses increased 14% and 37% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010,

respectively. These increases were a result of increases in aggregate Affiliate expenses of $6.1 million and $46.7 million in the three and nine months ended September 30, 2011 from new Affiliate investments in 2010, as compared to the three and nine months ended September 30, 2010, respectively. These increases were also attributable to increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. In the nine months ended September 30, 2011, these increases were partially offset by a $9.9 million decrease in deal costs as compared to the nine months ended September 30, 2010.

        Amortization of intangible assets increased 8% and 70% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively. These increases were principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments in 2010.

        Depreciation and other amortization increased 8% in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, principally attributable to spending on depreciable assets during 2010 and 2011. Depreciation and other amortization increased 15% in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, principally attributable to an increase in aggregate Affiliate expenses from new Affiliate investments in 2010.

        Other operating expenses decreased 4% in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, principally as a result of an Affiliate expense in the three months ended September 30, 2010, which did not recur in the three months ended September 30, 2011. Other operating expenses increased 12% in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, principally attributable to increases in aggregate Affiliate expenses of $3.7 million from new Affiliate investments in 2010. This increase was also attributable to an increase in costs associated with our global distribution initiatives. This increase was partially offset by a $2.0 million loss realized on the transfer of Affiliate interests in the nine months ended September 30, 2010, which did not recur in the nine months ended September 30, 2011.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2010	2011	% Change	2010	2011	% Change
Income from equity method investments	$9.5	$9.8	3%	$28.5	$40.1	41%
Investment and other income (loss)	11.4	(9.5)	n.m. (1)	14.9	(6.8)	n.m. (1)
Investment loss from Affiliate investments in partnerships	—	—	0%	(4.5)	—	(100)%
Interest expense	16.3	18.1	11%	48.7	55.6	14%
Imputed interest expense	7.2	8.3	15%	17.3	24.9	44%
Income tax expense	24.0	19.8	(18)%	52.9	73.2	38%

(1)
Percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased 3% and 41% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, principally as a result of increases in assets under management at Affiliates we account for under the equity method of accounting. The increase in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was also a result of a $42.7 million increase in performance fees realized during the nine months ended September 30, 2011.

        Investment and other income decreased significantly in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, principally as a result of increases in Affiliate investment losses. The decrease in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, also resulted from the write-off of a cost method investment during the nine months ended September 30, 2011.

        Investment loss from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated certain of these partnerships. For the nine months ended September 30, 2010, the loss from Affiliate investments in partnerships was $4.5 million. This loss was principally attributable to investors who are unrelated to us.

        Interest expense increased 11% and 14% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, principally as a result of an increase in the cost of revolver borrowings. In the nine months ended September 30, 2011, the increase was also attributable to a $0.8 million increase in issuance costs related to our credit facility amendment, which occurred in the first quarter of 2011.

        Imputed interest expense consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities as well as the accretion of our projected contingent payment arrangements. Imputed interest expense increased 15% and 44% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, principally as a result of increases in accretion related to our contingent payment arrangements of $0.6 million and $6.5 million in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively.

        Income taxes decreased 18% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, principally as the result of lower taxes attributable to non-controlling interests. Each period reflected a benefit from a 1% reduction to UK corporate tax rates. Income taxes increased 38% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 principally as the result of increases in Income before income taxes.

Net Income

        The following table summarizes Net Income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in millions)	2010	2011	% Change	2010	2011	% Change
Net income	$69.0	$80.1	16%	$180.0	$270.5	50%
Net income (non-controlling interests)	35.0	40.0	14%	107.8	145.9	35%
Net loss (non-controlling interests in partnerships)	—	—	0%	(4.4)	—	(100)%
Net Income (controlling interest)	34.0	40.1	18%	76.6	124.6	63%

        Net income attributable to non-controlling interests increased 14% and 35% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, principally as a result of the previously discussed changes in revenue, partially offset by the increases in Affiliate investment losses. In the nine months ended September 30, 2011, the increase was also partially offset by increases in amortization, interest and tax expenses attributable to non-controlling interests, as compared to the nine months ended September 30, 2010.

        Net loss (non-controlling interest in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated certain of these partnerships. For the nine months ended September 30, 2010, the loss from Affiliate investment partnerships attributable to the non-controlling interests was $4.4 million.

        Net Income (controlling interest) increased 18% and 63% in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, as a result of the previously discussed increases in revenue, partially offset by increases in reported operating expenses.

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

        Economic earnings per share represents Economic Net Income divided by the adjusted diluted average shares outstanding, which measures the potential share issuance from our senior convertible securities and junior convertible securities (each further described in Liquidity and Capital Resources) using a "treasury stock" method. Under this method, only the net number of shares of common stock equal to the value of these securities in excess of par, if any, is deemed to be outstanding. We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of common stock) that occurs when these securities are converted and our debt obligation is eliminated. This method does not take into account any increase or decrease in our cost of capital in an assumed conversion.

        In the fourth quarter of 2010, we modified our Economic Net Income definition to no longer add back Affiliate depreciation to Net Income (controlling interest). If we had applied this definition change to the three and nine months ended September 30, 2010, Economic Net Income would have been $75.3 million and $185.7 million and Economic earnings per share would have been $1.45 and $3.84 as compared to $77.9 million and $192.5 million and $1.50 and $3.98, respectively.

        The following table provides a reconciliation of Net Income (controlling interest) to Economic Net Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except shares and per share data)	2010	2011	2010	2011
Net Income (controlling interest)	$34.0	$40.1	$76.6	$124.6
Intangible amortization(1)(2)	26.0	26.9	59.7	80.9
Intangible-related deferred taxes	9.8	10.4	34.9	36.2
Imputed interest and contingent payment adjustments(3)	3.7	4.3	9.2	13.1
Affiliate equity expense	1.8	0.4	5.3	3.7
Affiliate depreciation	2.6	—	6.8	—

Economic Net Income	$77.9	$82.1	$192.5	$258.5

Average shares outstanding—diluted	51.9	53.0	48.7	53.2
Assumed issuance of senior convertible securities shares	—	—	(0.5)	—
Assumed issuance of junior convertible securities shares	—	—	—	—
Dilutive impact of senior convertible securities shares	—	—	0.2	—
Dilutive impact of junior convertible securities shares	—	—	—	—

Average shares outstanding—adjusted diluted	51.9	53.0	48.4	53.2

Economic earnings per share	$1.50	$1.55	$3.98	$4.86

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.0 million and $8.2 million for the three months ended September 30, 2010 and 2011, respectively, and $24.1 million and $24.8 million for the nine months ended September 30, 2010 and 2011, respectively, is reported in "Income from equity method investments."

(2)
Our reported intangible amortization, $20.5 million and $22.1 million for the three months ended September 30, 2010 and 2011, respectively, includes $2.5 million and $3.4 million, respectively, of amortization attributable to our non-controlling interests. Our reported intangible amortization, $39.1 million and $66.3 million for the nine months ended September 30, 2010 and 2011, respectively, includes $3.5 million and $10.2 million, respectively, of amortization attributable to our non-controlling interests. The intangible amortization attributable to our non-controlling interests is not added back to Net Income (controlling interest) to measure our Economic Net Income.

(3)
Our reported imputed interest expense, $7.2 million and $8.3 million for the three months ended September 30, 2010 and 2011, respectively, includes $1.2 million and $1.5 million, respectively, of imputed interest attributable to our non-controlling interests. Our reported imputed interest expense, $17.3 million and $24.9 million for the nine months ended September 30, 2010 and 2011, respectively, includes $2.5 million and $4.4 million, respectively, of imputed interest attributable to our non-controlling interests. The imputed interest expense attributable to our non-controlling interests is not added back to Net Income (controlling interest) to measure our Economic Net Income.

        Economic Net Income increased 5% and 34% in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, primarily as a result of the previously described factors that caused an increase in Net Income as well as increases in amortization and intangible- related deferred tax expenses related to our 2010 investments in new Affiliates.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2010	September 30, 2011
Balance Sheet Data
Cash and cash equivalents	$313.3	$323.3
Senior bank debt	460.0	210.0
2008 senior convertible notes	422.1	432.2
Junior convertible trust preferred securities	509.9	511.9

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Cash Flow Data
Operating cash flow	$168.4	$243.8	$351.5	$554.2
Investing cash flow	(26.0)	(42.8)	(840.8)	(59.9)
Financing cash flow	(110.6)	(184.9)	483.2	(482.9)
EBITDA(1)	102.3	112.9	252.2	355.0

(1)
The definition of EBITDA is presented in Note 3 on page 31 and below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At September 30, 2011, our internal leverage ratio was 1.2:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For the purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of September 30, 2011, our actual bank leverage and bank interest coverage ratios were 1.4 and 8.6, respectively, and we were in full compliance with all terms of our credit facility.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2011	2010	2011
Cash flow from operations	$168.4	$243.8	$351.5	$554.2
Interest expense, net of non-cash items(1)	14.4	16.3	43.0	49.4
Current tax provision	7.9	1.9	15.8	31.9
Income (loss) from equity method investments, net of distributions(2)	2.9	(9.0)	1.2	(45.6)
Net income (non-controlling interests)	(35.0)	(40.0)	(107.8)	(145.9)
Net loss (non-controlling interests in partnerships)	—	—	4.4	—
Changes in assets and liabilities	(46.2)	(77.3)	(18.9)	(27.1)
Other non-cash adjustments(3)	(10.1)	(22.8)	(37.0)	(61.9)

EBITDA	$102.3	$112.9	$252.2	$355.0

(1)
Non-cash items represent amortization of issuance costs and imputed interest ($9.2 million and $10.1 million for the three months ended September 30, 2010 and 2011, respectively, and $23.0 million and $31.1 million for the nine months ended September 30, 2010 and 2011, respectively).

(2)
Distributions from equity method investments were $14.7 million and $27.0 million for the three months ended September 30, 2010 and 2011, respectively, and $51.4 million and $110.5 million for the nine months ended September 30, 2010 and 2011, respectively.

(3)
Other non-cash adjustments include share-based compensation expenses, tax benefits from stock options and other adjustments to reconcile Net Income (controlling interest) to net cash flow from operating activities.

        In the three months ended September 30, 2011, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended September 30, 2011 were to make distributions to Affiliate managers and repay our senior bank debt and other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of September 30, 2011:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior Bank Debt	$210.0	2015	(1)
2008 Senior Convertibles Notes	460.0	2038	(2)
Junior Convertible Trust Preferred Securities	730.8	2036/2037	(3)

(1)
Settled in cash.

(2)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

(3)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        We entered into a $1.0 billion senior unsecured credit facility in November 2011(the "amended credit facility"), consisting of a $750 million revolving credit facility (the "revolver") and a $250 million term loan (the "term loan"), the principal terms of which are similar to our previous senior unsecured revolving credit facility. The term loan and $720 million of the revolver have a five-year maturity (maturing November 3, 2016); the remaining $30 million of the revolver matures January 12, 2015. Subject to certain conditions, we may increase the revolver and the term loan by up to $150 million and $250 million, respectively. The term loan borrowings were used to repay the outstanding balance under the previous revolving credit facility ($210 million) and for general corporate purposes.

        The amended credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

Convertible Securities

        At September 30, 2011, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006

(the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue Date	August 2008	October 2007	April 2006
Maturity Date	August 2038	October 2037	April 2036
Next Potential Put Date	August 2013	N/A	N/A
Par Value	$460.0	$430.8	$300.0
Carrying Value(1)	432.2	297.4	214.5
Denomination	1,000	50	50
Current Conversion Rate	7.959	0.250	0.333
Current Conversion Price	$125.65	$200.00	$150.00
Stated Coupon	3.95%	5.15%	5.10%
Coupon Frequency	Semi-annually	Quarterly	Quarterly
Tax Deduction Rate(2)	9.38%	8.00%	7.50%

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

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of September 30, 2011, the unrealized loss (before taxes) on these contracts was $2.9 million.

        We also entered into treasury rate lock agreements to hedge an anticipated issuance of fixed-rate debt. Treasury lock contracts with a notional value of $100.0 million were settled in February 2011 for a net pre-tax gain of $4.0 million. Treasury lock contracts with a notional value of $75.0 million were settled in October 2011 for a net pre-tax loss of $4.7 million. These contracts were intended to hedge the risks associated with changes in interest rates on a fixed-rate debt issuance that is anticipated to occur prior to June 2012. The net loss on these contracts ($0.7 million) is reflected as a component of other comprehensive income and will be recognized as an increase to interest expense over the life of the expected fixed rate debt issuance, or recorded within other income and loss in the event we determine that it is not probable we will issue the anticipated fixed rate debt.

Forward Equity Sale Agreement

        In July 2011, we entered into a forward equity sale agreement with two major securities firms under which we may sell shares of our common stock with an aggregate sales price of up to $300 million, which replaced the prior agreement. During the three months ended September 30, 2011, no forward equity sales have occurred.

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

        The increase in cash flows from operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, resulted principally from increased Net Income of $90.5 million, an increase in amortization of intangible assets of $27.2 million, an increase in distributions received from equity method investments of $59.1 million and an increase in the collection of investment advisory fees receivable of $30.2 million.

Investing Cash Flow

        The net cash flow used in investing activities decreased $780.9 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This was primarily the result of our new Affiliate investments during the nine months ended September 30, 2010.

Financing Cash Flow

        Net cash flows used in financing activities decreased $966.1 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This was primarily a result of a decrease in net borrowings of senior bank debt of $621.0 million and a decrease in proceeds from the settlement of forward equity sales of $294.7 million, partially offset by a decrease in net repurchases of Affiliate equity of $109.5 million.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $491.8 million through 2015. In the remainder of 2011, we expect to make total payments of approximately $2.8 million to settle portions of these contingent obligations and we expect to repurchase approximately $50 million of interests in existing Affiliates during the next twelve months.

        Our Board of Directors has authorized share repurchase programs in recent periods (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 3.0 million. The timing and amount of repurchases are determined at the discretion of our management.

        Borrowings available under our credit facility are sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2011:

		Payments Due
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
(in millions)
Senior bank debt	$210.0	$—	$—	$210.0	$—
Senior convertible securities(1)	955.0	4.5	36.3	36.3	877.9
Junior convertible trust preferred securities	1,680.5	9.2	74.1	74.1	1,523.1
Leases	150.3	6.7	49.6	39.4	54.6
Other liabilities(2)	46.8	12.9	—	—	33.9

Total Contractual Obligations	$3,042.6	$33.3	$160.0	$359.8	$2,489.5

Contingent Obligations
Contingent payment obligations(3)	$125.0	$2.8	$90.7	$31.5	$—

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460 million in 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price payments for acquisitions. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $21.9 million and $84.1 million as of September 30, 2011, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2011 is $54.1 million and $437.7 million in periods thereafter.

Recent Accounting Developments

        In September 2011, the Financial Accounting Standards Board issued new guidance on testing goodwill for impairment. The new guidance provides the option of performing a qualitative assessment before proceeding with a quantitative goodwill impairment test. Following an assessment of qualitative factors, if an entity determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, then a quantitative assessment is unnecessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early-adopted this guidance for our annual goodwill impairment testing which was performed in the third quarter of 2011. Adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

Critical Accounting Estimates and Judgments

        Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Goodwill

        As of September 30, 2011, the carrying value of goodwill was $2,116.1 million. Goodwill represents the excess of the purchase price of acquisitions over the fair value of identified assets and liabilities. Our goodwill impairment assessments are performed annually during the third quarter at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount. We completed our annual goodwill impairment assessment during the third quarter and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples for asset management businesses) and determined that it was unlikely that the fair value of any of our reporting units was less than its respective carrying amount, including goodwill.

Indefinite-Lived Intangible Assets

        Indefinite-lived intangible assets are comprised of investment advisory contracts between our Affiliates and their sponsored registered investment companies. Because the contracts are with the registered investment companies themselves, and not with the underlying investors, and the contracts between our Affiliates and the registered investment companies are typically renewed on an annual basis, generally accepted accounting principles consider the contract life to be indefinite and, as a result, not amortizable.

        In comparison, we are required under generally accepted accounting principles to amortize our definite-lived intangible assets which are comprised of investment advisory contracts between our Affiliates and the investors themselves, over their estimated useful lives. As a result, the amortization expense associated with our definite-lived intangible assets reduces Net income (controlling interest) and we add back this amortization to arrive at Economic Net Income (because this expense does not correspond to the changes in the value of these assets, which do not diminish predictably over time).

        At September 30, 2011, the fair value of the indefinite-lived intangible assets at one of our Affiliates, a manager of growth-oriented U.S. equity mutual funds, has declined significantly, and further declines in the fair value of these assets could result in a future impairment. If an impairment were to occur, an impairment expense would be recognized as a reduction of Net income (controlling interest) and, similar to our treatment of definite-lived intangible amortization, the expense would be added back to arrive at Economic Net Income.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2011. Please refer to Item 7A in our 2010 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1-31, 2011	—	$—	—	1,584,706
August 1-31, 2011	312,600	$83.62	312,600	1,272,106
September 1-30, 2011	295,800	$81.18	295,800	976,306

Total	608,400	$82.92	608,400	976,306

(1)
On October 18, 2011, the Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of common stock, in addition to those shares that may be purchased pursuant to our previously authorized share repurchase programs. Purchases may be made from time to time, at management's discretion, in the open market or in privately negotiated transactions, including through the use of derivative instruments. As of October 18, 2011, there were approximately 3.0 million shares that could be purchased under our share repurchase programs.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 4, 2011	/s/ JAY C. HORGEN Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed April 19, 2011).
10.2
First Amendment to Credit Agreement dated as of July 5, 2011 among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and financial institutions from time to time party to the Credit Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed July 6, 2011).
10.3
Fifth Amended and Restated Credit Agreement dated as of November 3, 2011 among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto (incorporated by reference to the Company's Current Report on Form 8-K filed November 4, 2011).
10.4
Term Credit Agreement dated as of November 3, 2011 among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto (incorporated by reference to the Company's Current Report on Form 8-K filed November 4, 2011).
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
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Equity for the three month period ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements.

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