Form 10-K
period 2011-12-31
AFFILIATED MANAGERS GROUP INC
filed 2012-02-23
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2011
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          At June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $101.45 on that date on the New York Stock Exchange, was $5,227,844,602. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 51,763,612 shares of the registrant's common stock outstanding on February 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 4, 2012 are incorporated by reference into Part III.

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

        Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale. We assist our Affiliates in broadening global distribution, developing new products and providing strategic support and enhanced operational capabilities.

        We believe that substantial opportunities to make investments in high-quality boutique investment management firms will continue to arise as their founders seek to institutionalize their businesses through broader equity ownership, or approach retirement age and begin to plan for succession. Our management identifies select firms based on our thorough understanding of the asset management industry, and has developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects, which are typically characterized by a strong multi-generational management team and culture, with a commitment to building a firm for its longer-term success, focused investment discipline and long-term investment track record, and diverse products and distribution channels. We are focused on investing in the highest quality boutique investment management firms specializing in an array of investment styles and asset classes, including both traditional and alternative investment managers. We anticipate that we will have significant additional investment opportunities across the global asset management industry, including the potential for investments in subsidiaries, divisions and other investment teams or products.

Investment Management Operations

        As of December 31, 2011, we manage $327.5 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        A summary of selected financial data attributable to our operations follows:

(in millions, except as noted)	2009	2010	2011
Assets under Management (in billions)(1)
Mutual Fund	$44.5	$85.2	$85.2
Institutional	133.9	200.1	205.7
High Net Worth	29.6	34.7	36.6

Total	$208.0	$320.0	$327.5

Revenue(2)
Mutual Fund	$313.2	$578.8	$723.7
Institutional	415.6	649.2	841.4
High Net Worth	113.0	130.2	139.7

Total	$841.8	$1,358.2	$1,704.8

Net income (controlling interest)(3)(4)
Mutual Fund(5)	$29.7	$46.3	$65.5
Institutional	23.6	77.8	90.2
High Net Worth(6)	6.2	14.5	9.2

Total	$59.5	$138.6	$164.9

EBITDA(3)(7)
Mutual Fund	$70.6	$119.4	$151.2
Institutional	139.7	242.3	288.3
High Net Worth(6)	32.5	42.7	31.8

Total	$242.8	$404.4	$471.3

(1)
Balances as of December 31.

(2)
In 2009, 2010 and 2011, revenue attributable to clients domiciled outside the U.S. was approximately 18%, 33% and 39% of total revenue, respectively.

(3)
Note 26 to the Consolidated Financial Statements on page 79 describes the basis on which we present our distribution channel operating results.

(4)
In 2011, we changed our estimate of payments to be made under certain of our contingent payment arrangements and recognized a gain totaling $4.8 million ($3.1 million of which is attributable to the controlling interest). This gain was allocated $0.2 million and $4.6 million to our Mutual Fund and Institutional channels, respectively.

(5)
During 2011, we recorded a $9.2 million expense associated with the revaluation of Indefinite-lived intangible assets.

(6)
During 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded a $12.8 million expense.

(7)
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

        Utilizing the distribution, sales, client service and back-office capabilities of Managers Investment Group LLC ("Managers"), our Affiliates are provided access to the Mutual Fund wholesale distribution channel and wrap sponsor platforms. Managers offers Affiliates a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms. Within this distribution channel, Managers is presently servicing and distributing approximately 40 mutual funds, including funds managed by twelve Affiliates.

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

        We continue to work with our Affiliates in executing and enhancing their marketing and client service initiatives by expanding our global distribution platform. Our global distribution platform includes offices in Sydney, serving institutional investors in Australia and New Zealand; London, serving institutional investors in the United Kingdom and Europe; Dubai, serving institutional investors in the Middle East; and Hong Kong, serving institutional investors in Asia. Our Affiliates currently manage approximately $150.0 billion in assets for non-U.S. clients in more than 40 countries, including Australia, Brazil, Canada, Germany, Japan, Luxembourg, the Netherlands, Singapore, the United Arab Emirates and the United Kingdom.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in Income from equity method investments, and is therefore reflected in our Net income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($86.9 billion as of December 31, 2011 and included in our reported Assets under Management) will not affect our reported revenue.

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

        In addition, over 75 Affiliate alternative investment and equity products, representing approximately $40.4 billion of assets under management (as of December 31, 2011), also bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fee component is typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

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

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management as of December 31, 2011.

	Assets under Management	Percentage of Total
	(in billions)
Distribution Channel:
Mutual Fund	$85.2	26%
Institutional	205.7	63%
High Net Worth	36.6	11%

Total	$327.5	100%

Asset Class:
Equity(1)	$207.9	63%
Alternative(2)	80.3	25%
Fixed Income	39.3	12%

Total	$327.5	100%

Geography:(3)
Domestic	$109.4	33%
Global/International	178.4	55%
Emerging Markets	39.7	12%

Total	$327.5	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The Geography of a particular investment product describes the general location of its investment holdings.

Prospective Affiliates

        Our target investment universe includes more than 1,800 investment management firms globally, and we have established relationships with approximately 800 of these firms and continue to develop new relationships with additional firms. This group of boutique investment management firms includes independently owned firms, as well as investment management subsidiaries of larger organizations and strategic distribution firms located around the world. We believe that demographic trends will continue to create a number of transaction opportunities as the founders of independent firms experience a need for partnership transition and succession planning, or otherwise seek a degree of diversification and additional resources to pursue their growth strategy. In addition, we expect that the number of transaction opportunities available to us will be further enhanced as larger financial organizations dispose of non-core asset management subsidiaries and private equity firms sell investments in asset managers.

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

Competition

        In each of our three principal distribution channels, we and our Affiliates compete with a large number of other domestic and foreign investment management firms, as well as subsidiaries of larger financial organizations. In comparison to us and our Affiliates, these firms may have significantly greater financial, technological and marketing resources, captive distribution and greater assets under management and many offer an even broader array of investment products and services. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms to compete with our Affiliates, especially in the Institutional distribution channel. We believe that the most important factors affecting our ability to compete for clients in our three principal distribution channels are the:

  •
  performance records, investment style and discipline, and reputation of our Affiliates and their management teams, as well as their ability to attract and retain high quality investment professionals;

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

Government Regulation

        Our Affiliates' businesses are subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Changes in these laws or regulations could have a material adverse impact on our Affiliates' businesses, our profitability and mode of operations, and could require that we or our Affiliates incur substantial cost or curtail our operations or investment offerings. Regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates and any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damage, and potentially have an adverse effect on the price of our common stock. Global financial regulatory reform initiatives are likely to result in more stringent regulation of the financial services industry in which we and our Affiliates operate, which could adversely affect our business.

Employees and Corporate Organization

        As of December 31, 2011, we employed approximately 120 persons and our Affiliates employed approximately 1,900 persons, the substantial majority of which were full-time employees. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

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

Item 1A.    Risk Factors

        We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our business.

Our financial results depend on equity market returns and the investment performance of our Affiliates.

        Our Affiliates typically receive fees based on the market value of assets under management, and payments will be adversely affected by declines in the equity markets. In addition, some of our Affiliates are paid fees based on investment performance on an absolute basis or relative to a specified benchmark and, as such, are directly dependent upon investment results which may vary substantially from year to year. Unfavorable market performance and volatility in the capital markets or in the prices of specific securities may reduce our Affiliates' assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our consolidated results of operations and financial condition. Because our assets under management are largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets, or a decline in the assets invested in the equity markets.

Our growth strategy depends upon continued growth from our existing Affiliates and upon making new investments in boutique investment management firms.

        Our Affiliates may not maintain their respective levels of performance or contribute to our growth at their historical or currently anticipated levels. Also, our Affiliates may be unable to carry out their management succession plans, which may adversely affect their operations and revenue streams and thus our results of operations.

        The success of our investment program will depend upon our ability to find suitable firms in which to invest, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. We cannot be certain that we will be successful in finding or investing in such firms or that they will have favorable operating results following our investment, which could have an adverse effect on our business, financial condition and results of operations.

Our financial results could be adversely affected by the financial stability of other financial institutions.

        We and our Affiliates routinely execute transactions with various counterparties in the financial services industry. Historical market volatility highlights the interconnection of the global markets and demonstrates how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. We and our Affiliates may be exposed to such risk in the event that a counterparty with whom we transact defaults on its obligations, or if there are other unrelated systemic failures in the markets.

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

        Our Affiliates' businesses are subject to extensive regulation by various regulatory authorities in jurisdictions around the world. If we or any of our Affiliates were to fail to comply with those regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and result in increased costs even if we (or our Affiliates) were found not to have violated the regulations or the law. The failure of AMG or any Affiliate to satisfy regulatory requirements could subject it to sanctions that might materially impact our business and the Affiliate's business. Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, can occur without notice and could have a material adverse impact on our profitability and mode of operations. Proposals in the United States and the European Union have called for more stringent regulation and additional taxation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur that could adversely affect our business, our access to capital and the market for our common stock.

        In the U.S., the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act represents a comprehensive overhaul of the financial services regulatory environment and will require federal agencies to implement numerous new rules, the extent of which is not yet known and many of which may not be implemented for months or even years. In the United Kingdom and Europe, our business may be impacted by financial services reform initiatives enacted or under consideration in the European Union. Compliance with these new laws and regulations may result in increased compliance costs and expenses.

Our international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        We and some of our Affiliates operate offices or advise clients outside of the United States, and several Affiliates are based outside the United States. Accordingly, we and our current and any prospective Affiliates that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other risks related to our international operations may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

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

        Some of our Affiliates are partnerships or limited liability companies of which we, or entities controlled by us, are the general partner or managing member. Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed its ability to pay for them, we may be directly or indirectly liable for their payment. In addition, with respect to each of our Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment in excess of available insurance coverage could have a material adverse effect on our financial condition.

We depend on regular distributions from our Affiliates to fund our operations. In addition, our structure results in substantial structural subordination that may affect our ability to make payments on our obligations.

        We receive cash distributions from our Affiliates. An Affiliate's payment of distributions to us may be subject to claims by the Affiliate's creditors and to limitations applicable to the Affiliate under federal and state laws, including securities and bankruptcy laws, and any applicable non-U.S. laws. Additionally, an Affiliate may default on some or all of the distributions that are payable to us. If we do not receive the distributions to which we are entitled under our agreements with our Affiliates, it would adversely affect us, and may affect our ability to make payments on our obligations.

        Our right to receive any assets of our Affiliates or subsidiaries upon their liquidation or reorganization, and thus the right of the holders of our securities to benefit from those assets, typically would be subordinated to the claims of that entity's creditors. In addition, even if we were a creditor of any of our Affiliates or subsidiaries, our rights as a creditor would be subordinate to any security interest and indebtedness that is senior to us.

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

The sale or issuance of substantial amounts of our common stock could adversely impact the price of our common stock.

        The sale of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities and entered into contracts that may result in the issuance of our common stock upon the occurrence of certain events. As of December 31, 2011, approximately 7.8 million shares remain issuable under the terms of our convertible securities. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated investment management firms may require additional capital. We may also need to repurchase some or all of our $460.0 million of outstanding 3.95% convertible senior notes in the third quarter of 2013. We are contingently liable to make additional purchase payments upon the achievement of specified financial targets in connection with certain of our prior acquisitions and we have obligations to purchase additional equity in existing Affiliates, which obligations may be triggered from time to time. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations. As of December 31, 2011, we are in compliance with the terms of our credit facility, which matures in 2016.

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

        At December 31, 2011, our total assets were approximately $5.2 billion, of which approximately $3.4 billion were intangible assets, and approximately $0.6 billion were Equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our results of operations.

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

Item 2.    Properties

        Our headquarters and principal offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965; we believe that the property is suitable for the foreseeable future. We also lease offices in Palm Beach, Florida, Sydney, Australia, London, England, Hong Kong and Dubai, United Arab Emirates. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business.

Item 3.    Legal Proceedings

        From time to time, we and our Affiliates may be parties to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange composite tape since January 1, 2010 for the periods indicated.

	High	Low
2010
First quarter	$81.43	$60.55
Second quarter	88.01	60.39
Third quarter	80.15	58.08
Fourth quarter	102.06	77.93
2011
First quarter	$112.86	$96.90
Second quarter	113.00	93.38
Third quarter	109.67	75.71
Fourth quarter	100.41	70.27

        The closing price for a share of our common stock as reported on the New York Stock Exchange composite tape on February 16, 2012 was $106.95. As of February 16, 2012, there were 25 stockholders of record.

        We have not declared a cash dividend with respect to the periods presented. We do not anticipate paying cash dividends on our common stock as we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase debt securities and shares of our common stock when appropriate, and develop our existing business. Furthermore, our credit facility contains limitations on cash dividends.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the first and second quarters of 2011. Our share repurchase activity during the third and fourth quarters is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
Quarter Ended September 30, 2011
July 1-31, 2011	—	$—	—	1,584,706
August 1-31, 2011	312,600	83.62	312,600	1,272,106
September 1-30, 2011	295,800	81.18	295,800	976,306

Total	608,400	82.92	608,400

Quarter Ended December 31, 2011
October 1-31, 2011	10,000	$74.50	10,000	2,966,306
November 1-30, 2011	35,924	82.44	35,924	2,930,382
December 1-31, 2011	74,910	91.20	74,910	2,855,472

Total	120,834	87.21	120,834

	729,234	$83.63	729,234	2,855,472

(1)
In February 2007, July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 3.0 million, 0.5 million and 2.0 million shares, respectively, of our common stock. As of December 31, 2011, 2.9 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

        The following graph compares the cumulative stockholder return on our common stock from November 21, 1997, the date of our initial public offering, through December 31, 2011, with the cumulative total return, during the same period, on the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Ameriprise Financial, Inc., BlackRock, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Capital Group Inc., Legg Mason, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. ("New Peer Group"). Previously our peer group also included GAMCO Investors, Inc. and did not include AllianceBernstein Holding L.P., Ameriprise Financial, Inc., Invesco Ltd. and Legg Mason, Inc. The comparison assumes the investment of $100 on November 21, 1997 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.    Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2007	2008	2009	2010	2011
	(in millions, except as noted and per share data)
Assets under Management (at period end) (in billions)	$274.8	$170.1	$208.0	$320.0	$327.5
Statement of Income Data
Revenue	$1,369.9	$1,158.2	$841.8	$1,358.2	$1,704.8
Net income	456.6	131.9	212.9	287.3	359.6
Net income (loss) (controlling interest)	176.5	(1.3)	59.5	138.6	164.9
Earnings (loss) per share—diluted	4.51	(0.03)	1.38	2.81	3.11
Other Financial Data
Cash flow from (used in):
Operating activities	$509.4	$508.0	$243.2	$480.7	$708.5
Investing activities	(512.5)	(93.6)	(181.5)	(973.8)	(67.7)
Financing activities	21.6	(238.3)	(202.2)	545.0	(503.8)
EBITDA(1)	417.1	309.0	242.8	404.4	471.3
Economic net income(2)	263.5	225.4	185.7	299.1	351.0
Economic earnings per share(2)(3)	6.77	5.57	4.37	6.09	6.62
Balance Sheet Data
Total assets(4)	$3,373.8	$3,212.7	$3,390.9	$5,279.8	$5,218.9
Long-term debt(5)	1,746.2	1,184.1	964.3	1,392.0	1,198.2
Redeemable non-controlling interest(6)	515.4	297.7	369.0	406.3	451.8
Stockholders' equity(7)	63.8	924.8	1,109.7	1,800.0	1,866.0

(1)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 30.

(2)
Economic net income, including a reconciliation of Economic net income to Net income (controlling interest), is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28.

In the first quarter of 2010, we modified our Economic net income definition to exclude the effect of imputed interest related to contingent payment arrangements from Net income (controlling interest), and in the fourth quarter of 2010 we further modified the definition to no longer add back Affiliate depreciation to Net income (controlling interest). If we had applied these definition changes to all periods presented above, Economic net income would have been $257.3 million, $218.3 million, $170.4 million and $292.3 million and Economic earnings per share would have been $6.61, $5.40, $4.01 and $5.95 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

(3)
Economic earnings per share is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28.

(4)
Total assets have increased as we have made new or additional investments in affiliated investment management firms.

(5)
Long-term debt consists of the following: Senior bank debt, zero coupon senior convertible notes, floating rate convertible securities, 2008 senior convertible notes, mandatory convertible securities and junior convertible trust preferred securities. In 2008, we settled approximately $600.0 million of our floating rate convertible securities and our mandatory convertible securities. In 2010, we called our zero coupon senior convertible notes for redemption and all holders elected to convert their notes into shares of common stock.

(6)
Represents the current redemption value of the non-controlling interests held in our Affiliates, as described in Note 17 of the Consolidated Financial Statements.

(7)
In 2008, we issued approximately 10.8 million shares of common stock to retire our floating rate convertible securities and our mandatory convertible securities. In 2009, we issued approximately 1.8 million shares under our forward equity sale agreement. In 2010, we issued approximately 5.5 million shares under our forward equity sale agreement, approximately 1.7 million shares for our investment in Aston and approximately 0.9 million shares to settle the conversion of our zero coupon senior convertible notes. In 2011, we repurchased 0.7 million shares of our common stock.

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

        Our global distribution strategy combines the resources and scale of a global asset management company with the investment expertise of our boutique Affiliates. We are continuing to invest in our distribution platform worldwide with the addition of new personnel and geographic regions.

        The table below shows our financial highlights for each of the past three years:

(in millions, except as noted and per share data)	2009	2010	% Change	2011	% Change
Assets under Management (in billions)	$208.0	$320.0	54%	$327.5	2%
Revenue	841.8	1,358.2	61%	1,704.8	26%
Net income (controlling interest)	59.5	138.6	133%	164.9	19%
Earnings per share—diluted	1.38	2.81	104%	3.11	11%
Economic net income(1)	185.7	299.1	61%	351.0	17%
Economic earnings per share(1)	4.37	6.09	39%	6.62	9%
EBITDA(2)	242.8	404.4	67%	471.3	17%

(1)
Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, is discussed in "Supplemental Performance Measures" on page 28.

(2)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 30.

        During the year ended December 31, 2011, the MSCI EAFE decreased 11.7% and the MSCI Emerging Markets decreased 18.2%, while the S&P 500 increased 2.1%. Our total assets under management grew to $327.5 billion at December 31, 2011, an increase of approximately 2% over December 31, 2010. The growth in our assets under management was the result of organic growth of our Affiliates from net client cash flows ($22.9 billion), partially offset by negative investment performance ($15.2 billion).

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2009		December 31, 2010		December 31, 2011
	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
(in billions)
Asset Class:
Equity(1)	$153.2	74%	$220.4	69%	$207.9	63%
Alternative(2)	31.3	15%	65.3	20%	80.3	25%
Fixed Income	23.5	11%	34.3	11%	39.3	12%

Total	$208.0	100%	$320.0	100%	$327.5	100%

Geography:(3)
Domestic	$89.7	43%	$110.5	34%	$109.4	33%
Global/International	93.2	45%	169.1	53%	178.4	55%
Emerging Markets	25.1	12%	40.4	13%	39.7	12%

Total	$208.0	100%	$320.0	100%	$327.5	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
The Geography of a particular investment product describes the general location of its investment holdings.

        Our strategic focus on global and emerging market equity and alternative products continues to drive the growth of our business. During the year ended December 31, 2011 we experienced strong organic growth from net client cash flows in our Alternative ($12.8 billion) and Equity asset classes ($7.9 billion). Moderately positive investment performance in the Alternative and Fixed Income asset classes contributed to the growth in 2011, while negative investment performance in the Equity asset class resulted in a 6% decline from 2010.

        As mentioned above, our Global/International products benefited from net client cash flows of $14.7 billion and the Emerging Markets products benefited from net client cash flows of $6.7 billion, partially offset by negative investment performance across all geographic regions.

        Our assets under management increased significantly during the year ended December 31, 2010, in large part, as a result of new Affiliate investments in Artemis, Aston, Pantheon and Trilogy. The investments in Pantheon, Artemis and Trilogy further diversified our business by increasing our exposure to Alternative, Global/International and Emerging Market product offerings.

Assets under Management by Operating Segment

        The following tables present a rollforward of our assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K).

Statement of Changes

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2008	$34.7	$109.4	$26.0	$170.1
Client cash inflows	8.2	25.6	5.7	39.5
Client cash outflows	(11.2)	(29.9)	(6.3)	(47.4)

Net client cash flows	(3.0)	(4.3)	(0.6)	(7.9)

New investments(1)	2.7	1.7	1.2	5.6
Investment performance	10.4	33.6	5.3	49.3
Other(2)	(0.3)	(6.5)	(2.3)	(9.1)

December 31, 2009	$44.5	$133.9	$29.6	$208.0
Client cash inflows	21.4	29.8	7.6	58.8
Client cash outflows	(18.5)	(24.2)	(6.7)	(49.4)

Net client cash flows	2.9	5.6	0.9	9.4

New investments(1)	26.5	37.6	0.4	64.5
Investment performance	9.7	25.4	4.2	39.3
Other(2)	1.6	(2.4)	(0.4)	(1.2)

December 31, 2010	$85.2	$200.1	$34.7	$320.0
Client cash inflows	29.2	44.5	7.6	81.3
Client cash outflows	(23.8)	(28.0)	(6.6)	(58.4)

Net client cash flows	5.4	16.5	1.0	22.9

Investment performance	(5.2)	(10.9)	0.9	(15.2)
Other(2)	(0.2)	—	—	(0.2)

December 31, 2011	$85.2	$205.7	$36.6	$327.5

(1)
In 2009, we completed an investment in Harding Loevner. In 2010, we completed investments in Artemis, Aston, Pantheon and Trilogy.

(2)
Other includes assets under management attributable to Affiliate product transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $81.3 billion while client cash outflows totaled $58.4 billion for the year ended December 31, 2011. The net flows for the year ended December 31, 2011 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

(in millions, except as noted)	2009	2010	% Change	2011	% Change
Average Assets under Management (in billions)(1)
Mutual Fund	$37.2	$65.1	75%	$86.9	33%
Institutional	116.0	156.4	35%	207.8	33%
High Net Worth	26.8	31.3	17%	35.9	15%

Total	$180.0	$252.8	40%	$330.6	31%

Revenue
Mutual Fund	$313.2	$578.8	85%	$723.7	25%
Institutional	415.6	649.2	56%	841.4	30%
High Net Worth	113.0	130.2	15%	139.7	7%

Total	$841.8	$1,358.2	61%	$1,704.8	26%

Net income (controlling interest)(2)
Mutual Fund(3)	$29.7	$46.3	56%	$65.5	41%
Institutional	23.6	77.8	230%	90.2	16%
High Net Worth(4)	6.2	14.5	134%	9.2	(37)%

Total	$59.5	$138.6	133%	$164.9	19%

EBITDA(5)
Mutual Fund	$70.6	$119.4	69%	$151.2	27%
Institutional	139.7	242.3	73%	288.3	19%
High Net Worth(4)	32.5	42.7	31%	31.8	(26)%

Total	$242.8	$404.4	67%	$471.3	17%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. These amounts include assets managed by firms accounted for under the equity method ($47.5 billion, $60.7 billion and $79.9 billion for 2009, 2010 and 2011, respectively). Assets under management attributable to any investment in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
In 2011, we changed our estimate of payments to be made under certain of our contingent payment arrangements and recognized a gain totaling $4.8 million ($3.1 million of which is attributable to the controlling interest). This gain was allocated $0.2 million and $4.6 million to our Mutual Fund and Institutional channels, respectively.

(3)
During 2011, we recorded a $9.2 million expense associated with the revaluation of Indefinite-lived intangible assets.

(4)
During 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded a $12.8 million expense.

(5)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 30.

Results of Operations

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

        Our revenue increased $346.6 million (or 26%) in 2011 from 2010, primarily from a 31% increase in average assets under management, partially offset by a decline in performance fees from our consolidated Affiliates. This increase in average assets under management resulted from our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during 2011. Unrelated to the change in assets under management, consolidated performance fees declined $27.5 million to $30.9 million (or 47%) in 2011, as compared to 2010.

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

  Mutual Fund Distribution Channel

        The increase in revenue of $144.9 million (or 25%) in the Mutual Fund distribution channel in 2011 from 2010 resulted primarily from a 33% increase in average assets under management. The increase in average assets under management resulted principally from our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during 2011.

        The increase in revenue of $265.6 million (or 85%) in the Mutual Fund distribution channel in 2010 from 2009 resulted from a 75% increase in average assets under management. The increase in average assets under management resulted principally from our investments in new Affiliates, strong investment performance and positive net client cash flows.

  Institutional Distribution Channel

        The increase in revenue of $192.2 million (or 30%) in the Institutional distribution channel in 2011 from 2010 resulted primarily from a 33% increase in average assets under management, partially offset by a decline in performance fees from our consolidated Affiliates. The increase in average assets under management resulted principally from our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during 2011. Unrelated to the change in assets under management, consolidated performance fee revenue decreased $25.9 million to $30.7 million (or 46%) for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

        The increase in revenue of $233.6 million (or 56%) in the Institutional distribution channel in 2010 from 2009 resulted principally from a 35% increase in average assets under management and our investments in new Affiliates that realize comparatively higher fee rates. The increase in average assets under management resulted principally from our new Affiliate investments, strong investment performance and positive net client cash flows. Unrelated to the change in assets under management, consolidated performance fee revenue increased $34.2 million to $56.6 million (or 153%) for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

  High Net Worth Distribution Channel

        The increase in revenue of $9.5 million (or 7%) in the High Net Worth distribution channel in 2011 from 2010 resulted principally from a 15% increase in average assets under management. The increase in average assets under management resulted principally from 2010 investment performance and net client cash flows in both 2010 and 2011.

        The increase in revenue of $17.2 million (or 15%) in the High Net Worth distribution channel in 2010 from 2009 resulted principally from a 17% increase in average assets under management. The increase in average assets under management resulted principally from investment performance.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

(in millions)	2009	2010	% Change	2011	% Change
Compensation and related expenses	$402.6	$594.5	48%	$718.8	21%
Selling, general and administrative	126.8	284.6	124%	350.8	23%
Amortization of intangible assets	32.9	60.0	82%	97.7	63%
Depreciation and other amortization	12.7	14.1	11%	15.0	6%
Other operating expenses	26.9	31.0	15%	36.4	17%

Total operating expenses	$601.9	$984.2	64%	$1,218.7	24%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During 2011, approximately $359.6 million, or about 50.0% of our consolidated compensation expense, was attributable to our Affiliate partners from their Operating Allocations. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased $124.3 million (or 21%) in 2011, as compared to 2010. This increase was attributable to increases in aggregate Affiliate expenses of $74.4 million from new Affiliate investments in 2010, and also a result of the relationship between revenue and operating expenses at extant Affiliates which experienced increases in revenue, and accordingly, reported higher compensation expenses.

        Compensation and related expenses increased $191.9 million (or 48%) in 2010. The increase was attributable to increases in aggregate Affiliate expenses of $84.9 million from new Affiliate investments, and $81.2 million from the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. This increase was also attributable to increases in holding company incentive and share-based compensation, as compared to 2009.

        Selling, general and administrative expenses increased $66.2 million (or 23%) in 2011. This increase was a result of increases in Affiliate expenses of $48.9 million in 2011 from new Affiliate investments in 2010. This increase was also attributable to increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. These increases were partially offset by a $13.5 million decrease in acquisition-related professional fees, as compared to 2010.

        Selling, general and administrative expenses increased $157.8 million (or 124%) in 2010. This increase resulted principally from increases in aggregate Affiliate expenses of $119.2 million from new Affiliate investments. This increase also resulted from a $10.3 million increase in acquisition-related professional fees, as compared to 2009.

        Amortization of intangible assets increased $37.7 million (or 63%) in 2011 and $27.1 million (or 82%) in 2010, principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments in 2010. The increase in 2011 is also the result of a $9.2 million expense associated with the revaluation of Indefinite-lived intangible assets at one of our Affiliates.

        Depreciation and other amortization increased $0.9 million (or 6%) in 2011, as compared to 2010, principally attributable to a $1.3 million increase in aggregate Affiliate expenses from new Affiliate investments in 2010. Depreciation and other amortization increased $1.4 million (or 11%) in 2010, principally attributable to a $2.1 million increase in aggregate Affiliate expenses from new Affiliate investments. This increase was partially offset by decreases in spending on depreciable assets in recent periods.

        Other operating expenses increased $5.4 million (or 17%) in 2011, as compared to 2010, principally attributable to an increase in aggregate Affiliate expenses of $5.5 million from new Affiliate investments in 2010, as well as an increase in costs associated with our global distribution initiatives. These increases were partially offset by a $2.5 million loss realized on the transfer of Affiliate interests in 2010, which did not recur in 2011. Other operating expenses increased $4.1 million (or 15%) in 2010, principally attributable to a $6.1 million increase in aggregate Affiliate expenses from new Affiliate investments, partially offset by a decrease in losses realized on transfers of Affiliate interests in 2010, as compared to 2009.

Other Income Statement Data

        The following table summarizes non-operating income and expense data:

(in millions)	2009	2010	% Change	2011	% Change
Income from equity method investments	$31.6	$77.5	145%	$72.7	(6)%
Investment and other income (loss)	24.9	22.9	(8)%	(5.0)	(122)%
Investment income (loss) from Affiliate investments in partnerships	27.4	(4.5)	(116)%	—	(100)%
Interest expense	64.6	66.2	2%	73.8	11%
Imputed interest expense and contingent payment arrangements	13.5	24.9	84%	27.3	10%
Income tax expense	32.8	91.5	179%	93.1	2%

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments decreased $4.8 million (or 6%) in 2011, principally as a result of a $101.8 million decrease in performance fees (to $177.1 million). This decrease was partially offset by increases in revenue resulting from higher assets under management. Income from equity method investments increased $45.9 million (or 145%) in 2010, principally as a result of a $158.4 million increase in performance fees (to $278.9 million).

        Investment and other income (loss) decreased $27.9 million (or 122%) in 2011, as compared to 2010, principally as a result of increases in Affiliate investment losses. This decrease also resulted from the write-off of a cost method investment during 2011 ($12.8 million). Investment and other income (loss) decreased $2.0 million (or 8%) in 2010, principally as a result of a $7.5 million gain on the settlement of a contingent payment in 2009, partially offset by a $4.0 million increase in Investment and other income (loss) from new Affiliates, as well as increases in investment earnings.

        Investment income (loss) from Affiliate investments in partnerships relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For 2010, the loss from Affiliate investments in partnerships was $4.5 million. This loss was principally attributable to investors who are unrelated to us.

        Interest expense increased $7.6 million (or 11%) in 2011, principally as a result of an increase in the cost of borrowings under our revolving credit facility. This increase was also attributable to a $0.8 million increase in issuance costs related to the credit facility amendment that occurred in the first quarter of 2011. Interest expense increased $1.6 million (or 2%) in 2010, principally as a result of increased borrowings under our revolving credit facility.

        Imputed interest expense and contingent payment arrangements consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities, as well as the accretion and revaluation of our contingent payment arrangements. Imputed interest expense and contingent payment arrangements increased $2.4 million (or 10%) in 2011 as compared to 2010, principally as a result of a $6.7 million increase in accretion related to our contingent payment arrangements partially offset by a $4.8 million gain on revaluation. Imputed interest expense and contingent payment arrangements increased $11.4 million (or 84%) in 2010, principally as a result of a $9.9 million increase in accretion related to our contingent payment arrangements.

        Income taxes increased $1.6 million (or 2%) in 2011, as the result of an increase in Income before income taxes, partially offset by a $7.6 million benefit from revaluing certain deferred tax liabilities as a result of a change to corporate tax rates in the United Kingdom.

        Income taxes increased $58.7 million (or 179%) in 2010, as the result of an increase in Income before income taxes and approximately $11.2 million of taxes attributable to non-controlling interests from our 2010 new Affiliate investments. This increase was partially offset by a $4.1 million benefit from revaluing certain deferred tax liabilities as a result of a change to corporate tax rates in the United Kingdom.

Net Income

        The following table summarizes Net income for the past three years:

(in millions)	2009	2010	% Change	2011	% Change
Net income	$212.9	$287.3	35%	$359.6	25%
Net income (loss) (non-controlling interests in partnerships)	26.7	(4.4)	(116)%	—	(100)%
Net income (non-controlling interests)	126.7	153.1	21%	194.7	27%
Net income (controlling interest)	59.5	138.6	133%	164.9	19%

        Net income attributable to non-controlling interests increased $41.6 million (or 27%) in 2011. This change resulted principally from the previously discussed changes in revenue. Affiliate equity issuances had the effect of increasing Affiliate equity ownership, and therefore increasing net income attributable to non-controlling interests. These increases were partially offset by increases in amortization, interest expenses, tax expenses and investment losses attributable to non-controlling interests, as compared to 2010. In 2010, Net income attributable to non-controlling interests increased $26.4 million (or 21%). This increase was proportionately less than the increase in revenue as a result of the previously discussed increases in tax expenses. Additionally, Affiliate equity repurchases had the effect of decreasing Affiliate equity ownership, and therefore decreasing the income attributable to non-controlling interests.

        Net income (loss) (non-controlling interests in partnerships) relates to the consolidation of certain investment partnerships in which our Affiliates are the general partner. In the third quarter of 2010, we deconsolidated these partnerships. For 2010, the loss from Affiliate investment partnerships attributable to the non-controlling interests was $4.4 million.

        Net income (controlling interest) increased $26.3 million (or 19%) in 2011 as a result of the previously discussed increases in revenue, partially offset by increases in reported operating expenses. Net income (controlling interest) increased $79.1 million (or 133%) in 2010 as a result of the previously discussed increases in revenue and income from equity method investments, partially offset by increases in reported operating and income tax expenses and income attributable to non-controlling interests.

Supplemental Performance Measures

        As supplemental information, we provide non-GAAP performance measures that we refer to as Economic net income and Economic earnings per share. We consider Economic net income an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our investment management firms. Economic net income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net income (controlling interest) and Earnings per share. Economic net income and Economic earnings per share are not liquidity measures and should not be used in place of any liquidity measure calculated under accounting principles generally accepted in the United States ("GAAP").

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

        The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

(in millions, except per share data)	2009	2010	2011
Net income (controlling interest)	$59.5	$138.6	$164.9
Intangible amortization(1)(2)	64.4	85.9	117.0
Intangible-related deferred taxes(3)	38.6	47.5	43.2
Imputed interest and contingent payment arrangements(4)(5)	8.3	13.2	14.7
Affiliate equity expense	7.2	7.1	11.2
Affiliate depreciation(5)	7.7	6.8	—

Economic net income	$185.7	$299.1	$351.0

Average shares outstanding—diluted	43.3	49.4	53.0
Assumed issuance of senior convertible securities shares	(0.9)	(0.4)	—
Assumed issuance of junior convertible securities shares	—	—	—
Dilutive impact of senior convertible securities shares	0.1	0.1	—
Dilutive impact of junior convertible securities shares	—	—	—

Average shares outstanding—adjusted diluted	42.5	49.1	53.0

Economic earnings per share(5)	$4.37	$6.09	$6.62

(1)
As discussed in Note 1 to the Consolidated Financial Statements on page 49, we are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $31.9 million, $32.1 million and $32.9 million for 2009, 2010 and 2011, respectively, is reported in Income from equity method investments.

(2)
Our reported intangible amortization, $32.9 million, $60.0 million and $97.7 million for 2009, 2010 and 2011, respectively, includes $0.4 million, $6.2 million and $13.6 million, respectively, of amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. The 2011 reported intangible amortization includes a $9.2 million expense associated with the revaluation of Indefinite-lived intangible assets at one of our Affiliates.

(3)
As described in Note (2) above, we reduced the carrying value of certain of our Indefinite-lived intangible assets during 2011. In addition, we recorded a 2% reduction in the United Kingdom tax rate. Together, the tax effect of these items resulted in a $8.7 million decrease in our intangible-related deferred taxes.

(4)
Our reported Imputed interest expense and contingent payment arrangements, $13.5 million, $24.9 million and $27.3 million for 2009, 2010 and 2011, respectively, includes $0, $3.9 million and $4.3 million of imputed interest attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income.

(5)
In the first quarter of 2010, we modified our Economic net income definition to exclude non-cash imputed interest and revaluation adjustments related to contingent payment arrangements from Net income (controlling interest), and in the fourth quarter of 2010 we further modified the definition to no longer add back Affiliate depreciation to Net income (controlling interest). If we had applied these definition changes to all periods presented above, Economic net income would have been $170.4 million and $292.3 million and Economic earnings per share would have been $4.01 and $5.95 for the years ended December 31, 2009 and 2010, respectively.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
(in millions)	2009	2010	2011
Balance Sheet Data
Cash and cash equivalents	$259.5	$313.3	$449.5
Senior bank debt	—	460.0	250.0
2008 senior convertible notes	409.6	422.1	435.6
Zero coupon convertible notes	47.4	—	—
Junior convertible trust preferred securities	507.4	509.9	512.6
Cash Flow Data
Operating cash flows	243.2	480.7	708.5
Investing cash flows	(181.5)	(973.8)	(67.7)
Financing cash flows	(202.2)	545.0	(503.8)
EBITDA(1)	242.8	404.4	471.3

(1)
The definition of EBITDA is presented below under Supplemental Liquidity Measure.

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At December 31, 2011, our internal leverage ratio was 1.3:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of December 31, 2011, our actual bank leverage and bank interest coverage ratios were 1.5 and 8.3, respectively, and we were in compliance with all terms of our credit facility. We have $750.0 million of remaining capacity under our credit facility and we could borrow the entire amount and remain in compliance with our credit agreement.

        We are rated BBB- by both Standard & Poor's and Fitch rating agencies. With the exception of a modest increase in the borrowing rate under our credit facility (0.50%), a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).

Supplemental Liquidity Measure

        As supplemental information, we have provided information regarding our EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operating activities. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

        The following table provides a reconciliation of cash flow from operations to EBITDA:

(in millions)	2009	2010	2011
Cash Flow from Operating Activities	$243.2	$480.7	$708.5
Interest expense, net of non-cash items(1)	57.0	58.5	65.7
Current tax provision	(0.7)	42.1	45.0
Income from equity method investments, net of distributions(2)	8.1	43.9	(22.7)
Net income (non-controlling interests)	(126.7)	(153.1)	(194.7)
Net (income) loss (non-controlling interests in partnerships)	(26.7)	4.4	—
Changes in assets and liabilities	72.2	(16.0)	(35.2)
Other non-cash adjustments(3)	16.4	(56.1)	(95.3)

EBITDA	$242.8	$404.4	$471.3

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements ($21.1 million, $32.5 million and $35.4 million in 2009, 2010 and 2011, respectively).

(2)
Distributions from equity method investments were $55.5 million, $65.8 million and $128.3 million for 2009, 2010 and 2011, respectively.

(3)
Other non-cash adjustments include share-based compensation expenses, tax benefits from stock options and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.

        In 2011, we met our cash requirements primarily through cash generated by operating activities and borrowings of senior bank debt. Our principal uses of cash were to make distributions to Affiliate partners and repay our senior bank debt and other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate managers, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount at maturity of our debt obligations and convertible securities as of December 31, 2011:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$250.0	2016	(1)
2008 senior convertibles notes	$460.0	2038	(2)
Junior convertible trust preferred securities	$730.8	2036/2037	(3)

(1)
Settled in cash.

(2)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock at our election if the holders exercise their conversion rights.

(3)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        We entered into a $1.0 billion senior unsecured credit facility in November 2011 (the "amended credit facility"), consisting of a $750.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan"), the principal terms of which are similar to our previous senior unsecured revolving credit facility. The term loan and $720.0 million of the revolver have a five-year maturity (maturing November 3, 2016); the remaining $30.0 million of the revolver matures January 12, 2015. Subject to certain conditions, we may increase the revolver and the term loan by up to $150.0 million and $250.0 million, respectively. The term loan borrowings were used to repay the outstanding balance under the previous revolving credit facility ($210.0 million) and for general corporate purposes.

        The amended credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

Convertible Securities

        At December 31, 2011, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Convertible Notes	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue date	August 2008	October 2007	April 2006
Maturity date	August 2038	October 2037	April 2036
Par value (in millions)	$460.0	$430.8	$300.0
Carrying value (in millions)(1)	435.6	297.8	214.8
Denomination	1,000	50	50
Current conversion rate	7.959	0.250	0.333
Current conversion price	$125.65	$200.00	$150.00
Stated coupon	3.95%	5.15%	5.10%
Tax deduction rate(2)	9.38%	8.00%	7.50%

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

        Both the 2006 and 2007 junior convertible trust preferred securities are convertible, at any time, into a defined number of shares. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof. We can call the 2006 junior convertible trust preferred securities if the closing price of our common stock exceeds $195 per share for a specified period of time.

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

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of December 31, 2011, the unrealized loss (before taxes) on these contracts was $2.9 million.

        We also entered into treasury rate lock agreements to hedge an anticipated issuance of fixed-rate debt. Treasury lock contracts with a notional value of $100.0 million were settled in February 2011 for a net pre-tax gain of $4.0 million. Treasury lock contracts with a notional value of $75.0 million were settled in October 2011 for a net pre-tax loss of $4.7 million. These contracts were intended to hedge the risks associated with changes in interest rates on fixed-rate debt issuance that is anticipated to occur prior to the end of the second quarter of 2012. The net loss on these contracts ($0.7 million) is reflected as a component of Other comprehensive income and will be recognized as an increase to Interest expense over the life of the expected fixed rate debt issuance, or recorded within Investment and other (income) loss in the event we determine that it is not probable we will issue the anticipated fixed rate debt.

Forward Equity Sale Agreement

        In July 2011, we entered into a forward equity sale agreement with two major securities firms under which we may sell shares of our common stock with an aggregate sales price of up to $300.0 million. As of December 31, 2011, no forward equity sales have occurred.

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

        Our current redemption value for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50.0 million of Affiliate equity during the next twelve months, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The increase in cash flows from operations in 2011 as compared to 2010, resulted principally from increases in Net income of $72.3 million, in the collections of Investment advisory fees receivable of $71.7 million, in distributions received from equity method investments of $62.5 million, in amortization of intangible assets of $37.7 million, and in share-based compensation of $10.8 million, as well as a decrease in settlements of fund shares payable of $12.5 million. These increases in cash flows were partially offset by an increase in the settlements of Accounts payable and accrued liabilities of $57.3 million.

        The increase in cash flows from operations in 2010 as compared to 2009, resulted principally from increases in Net income of $74.4 million and in other adjustments of $51.1 million, as well as a decrease in settlements of Accounts payable and accrued liabilities of $127.3 million. These increases in cash flows were partially offset by an increase in income from equity method investments of $45.9 million (offset by an increase in distributions received from equity method investments of $10.3 million), as well as a decrease in collections of Investment advisory fees receivable of $42.6 million, which reduced cash flows.

Investing Cash Flow

        The net cash flow used in investing activities decreased $906.1 million in 2011, as compared to 2010. This was primarily the result of the decrease in new Affiliate investments in 2011. Net cash flow used to make investments in Affiliates was $13.3 million, $916.1 million and $139.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The investment in 2011 was funded with existing cash. Our investments in 2010 and 2009 were funded as described below.

Financing Cash Flow

        Financing cash flows decreased $1,048.8 million in 2011 as compared to 2010. This was primarily a result of a decrease in net borrowings of bank debt of $670.0 million, a decrease in proceeds from the settlement of forward equity sales of $294.7 million, an increase in distributions to non-controlling interests of $66.9 million, as well as an increase in the repurchase of common stock of $61.0 million.

        Net cash flows from financing activities increased $747.3 million in 2010 as compared to 2009, primarily a result of an increase in net borrowings of senior bank debt of $693.5 million as well as an increase in proceeds from the settlement of forward equity sales of $150.4 million. These increases were partially offset by an increase in repurchases of Affiliate equity of $96.2 million.

        In 2010, we used available cash and borrowings under our credit facility to finance our investments in Artemis and Trilogy, and issued shares of common stock for our Aston investment. We financed our Pantheon investment with available cash, borrowings under our credit facility, and proceeds from the partial settlement of forward equity sales.

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $7.1 million, $10.1 million and $7.5 million as of December 31, 2011, 2010 and 2009, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $491.4 million through 2017. In 2012, we expect to make total payments of approximately $80.1 million to settle portions of these contingent arrangements. In addition, we expect to repurchase approximately $50.0 million of interests in certain existing Affiliates in 2012.

        Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.9 million. The timing and amount of repurchases are determined at the discretion of our management. In 2011, we repurchased 0.7 million shares for $61.0 million at an average price of $83.63.

        We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2011:

		Payments Due
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
(in millions)
Senior bank debt	$250.0	$—	$—	$250.0	$—
Senior convertible securities(1)	950.6	18.2	36.3	36.3	859.8
Junior convertible trust preferred securities	1,671.3	37.0	74.1	74.1	1,486.1
Leases	146.2	25.7	46.4	31.6	42.5
Other liabilities(2)	63.7	33.1	—	—	30.6
Derivative instruments	7.7	1.8	3.5	2.0	0.4

Total contractual obligations	$3,089.5	$115.8	$160.3	$394.0	$2,419.4

Contingent Obligations
Contingent payment obligations(3)	$108.0	$80.1	$18.4	$9.5	$—

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460.0 million in 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price payments for acquisitions. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $21.3 million and $80.5 million as of December 31, 2011, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2012 is approximately $298.1 million and $193.3 million in periods thereafter.

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

        While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would result in a net change in the value of our fixed rate securities of approximately $25.7 million.

        We operate primarily in the United States, and most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. In addition, the valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2011, a 1% change in the Canadian dollar and British Pound to U.S. dollar exchange rates would result in an approximate $6.3 million change to stockholders' equity and a $0.8 million change to income before income taxes. During 2011, changes in currency exchange rates decreased stockholders' equity by $10.2 million.

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into derivative contracts as described on page 33. We estimate that a 1% increase in interest rates as of December 31, 2011 would result in a net increase in the unrealized value of our derivative contracts of approximately $4.3 million.

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

        In June 2011, the Financial Accounting Standards Board issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, or in two separate, but consecutive statements. The new guidance does not change the items that are recognized in net income or other comprehensive income. This new guidance is effective for interim and fiscal periods beginning after December 15, 2011. We early-adopted this guidance in the fourth quarter of 2011. Adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

        We make judgments to determine the fair value of certain assets, liabilities and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment arrangements, when we issue or repurchase equity interests and when we test our intangible assets or equity and cost method investments for impairment.

        In determining fair values, we make assumptions about the growth rates, profitability and useful lives of existing and prospective client accounts, and consider historical and current market multiples, tax benefits, credit risk, interest rates and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions, and in certain instances consult with third party valuation experts. As described further below, if we used different assumptions, the effect may be material to our financial statements.

Goodwill

        As of December 31, 2011, the carrying value of Goodwill was $2,117.3 million. Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized, and is reported within the segments in which the business operates. Our goodwill impairment assessments are performed annually at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount. We completed our annual goodwill impairment assessment and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples for asset management businesses) and determined that it was unlikely that the fair value of any of our reporting units was less than its respective carrying amount, including goodwill.

        The fair value of each of our reporting units substantially exceeds their respective carrying values; the fair values of the Mutual Fund, High Net Worth and Institutional reporting units are at least 50% greater than their respective carrying values. Accordingly, only a substantial decline in the value of any of our reporting units would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

        Indefinite-lived intangible assets are comprised of investment advisory contracts between our Affiliates and their sponsored registered investment companies. Because the contracts are with the registered investment companies themselves, and not with the underlying investors, and the contracts between our Affiliates and the registered investment companies are typically renewed on an annual basis, industry practice under generally accepted accounting principles is to consider the contract life to be indefinite and, as a result, not amortizable.

        We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our indefinite-lived intangible assets for impairment by comparing their carrying value to the fair value of the investment advisory contract. During the quarter ended December 31, 2011, we determined that the fair value of an indefinite-lived intangible asset at one of our Affiliates, a growth oriented manager of U.S. equity mutual funds, had declined below its carrying value and, accordingly, we reduced the asset to its current fair value. This impairment, which totaled $9.2 million, has been presented within Amortization of intangible assets in our Consolidated Statements of Income. Further declines in the fair value of this asset will likely result in future impairments. For example, if assets under management underlying this asset were to decline 5% (related either to investment performance or client cash outflows), we would likely record an additional impairment of approximately $10.0 million. The fair value of each of our other indefinite-lived intangible assets significantly exceeds their respective carrying value by at least 150%, and accordingly, only a substantial decline in the fair value would indicate an impairment may exist.

Definite-Lived Intangible Assets

        Definite-lived intangible assets are comprised of investment advisory contracts between our Affiliates and their underlying investors, and are amortized over their estimated useful lives. We monitor the useful lives of these assets and revise them, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a material impact on our amortization expense. For example, if we reduced the weighted average remaining life of each of our definite-lived intangible assets by one year, our amortization expense would increase by approximately $10.0 million per year.

        We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our definite-lived acquired client relationships for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired relationships.

        In the fourth quarter, we performed our impairment assessment, and no impairments were identified. Projected undiscounted cash flows over the remaining life of each of these assets exceed their carrying value by at least 60%. Accordingly, only a substantial decline in the undiscounted cash flows underlying these assets would indicate that an impairment may exist.

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

        For companies with quoted market prices in active markets, we use these prices to determine the fair value of our equity and cost method investments. For companies without quoted market prices in active markets, we determine the fair values by applying a market multiple to the estimated cash flows of each investment. Our fair value multiples are supported by observed transactions and discounted cash flow analyses which reflect assumptions of current and projected levels of Affiliate assets under management, fee rates and estimated expenses. Changes in estimates used in these valuations could materially affect the fair value of these investments.

        In the fourth quarter, we completed our evaluation of equity and cost method investments and no impairments were identified. The fair values of our equity method investments are at least 50% greater than their respective carrying values. Accordingly only a substantial decline in the fair value of any of these investments for a period that is considered other-than-temporary would indicate that an impairment may exist. The fair value of one of our cost method investments, a publicly traded investment firm in Hong Kong, had declined below our cost basis as of December 31, 2011. The decline was in line with the broader market decline, and because we intend to hold the investment for a reasonable period of time sufficient for a forecasted recovery, no impairment was recorded.

Imputed Interest Expense and Contingent Payment Arrangements

Convertible Debt

        Imputed interest expense results, in part, from accreting the fair value of our convertible debt instruments at the time of issuance to their principal amounts over their expected lives. We determine the fair value of our convertible debt using market interest rates in effect at the time of each borrowing, and our expected lives are based on an instrument's underlying contractual terms. Market interest rates are supported by observed transactions and input from valuation experts.

Contingent Payment Arrangements

        Imputed interest expense also results from accreting the fair value of our contingent payment obligations to our projected future payment amounts over the expected life of these arrangements, as well as any changes to our estimate of the future payments. The fair value of our contingent payment arrangements is determined by discounting the projected future payments (such estimates being dependent upon projected revenue) using current market rates. Our discount rates are developed with input from valuation experts. Our expected lives are determined based on the contractual terms of the underlying arrangements.

        During the quarter ended December 31, 2011, we changed our estimate of payments to be made under these arrangements and recognized a gain totaling $4.8 million ($3.1 million of which is attributable to the controlling interest). Changes to our projected future payment amounts could materially affect the amount of Imputed interest expense and contingent payment arrangements we recognize in any period. For example, a 1% change in our assumed discount rate or a 1% change in our projected revenue at Affiliates with these types of arrangements would result in an increase or decrease to our Imputed interest expense and contingent payment arrangements of $1.0 million and $7.0 million, respectively.

Redeemable Non-controlling Interests

        Redeemable non-controlling interests represent the currently redeemable value of our Affiliate partners' retained equity interests. We may pay for these Affiliate equity purchases in cash, shares of our common stock or other forms of consideration, at our election, and have presented our obligation to repurchase these interests as Redeemable non-controlling interests on our Consolidated Balance Sheets.

        We value these interests upon their transfer or repurchase by applying market multiples to an Affiliate's cash flows, which is intended to represent fair value. The use of different assumptions could change the value of these interests including the amount of compensation expense, if any, that we may report upon their transfer or repurchase.

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

        Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and convertible securities. Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments to be taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. We generally believe that our intangible-related deferred tax liabilities are unlikely to be used to settle a cash obligation. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment. We are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2011, our estimate of the tax liability associated with such a sale or impairment was approximately $372.5 million.

        During 2011, our convertible securities generated deferred taxes of approximately $22.5 million because our interest deductions for tax purposes are greater than our reported Interest expense (excluding Imputed interest expense and contingent payment arrangements). These deferred tax liabilities may be reclassified to equity if the securities convert to common stock.

        We regularly assess our deferred tax assets in order to determine the need for valuation allowances. Our principal deferred tax assets are state operating losses and foreign tax credit carryforwards. In our assessment, we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2011, our valuation allowances for state net operating losses, foreign tax credit carryforwards and tax benefit from uncertain tax positions were $22.5 million, $2.6 million and $10.5 million, respectively.

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

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $14.9 million in our tax expense in the period of such determination.

Share-Based Compensation

        We have share-based compensation plans covering directors, senior management and employees. We calculate share-based compensation using the fair value of the awards on the grant date. Our share-based compensation plans typically vest and become fully exercisable over three to five years of continued employment. We recognize expense net of expected forfeitures on a straight-line basis over the requisite service period, including grants that are subject to graded vesting.

        We estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options. In measuring expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded securities. In determining volatility, we have placed less emphasis on periods of high volatility that are not representative of our future expectations (see Note 21 to the Consolidated Financial Statements).

        We grant equity interests in our Affiliates to our management and Affiliate partners from time to time, with vesting, forfeiture and repurchase terms established at the date of grant. The fair value of the equity interest is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, fee rates and discount rates.

        The fair value of stock awards are determined based on the closing market price of our stock on the date of the grant.

Revenue Recognition

        The majority of our consolidated revenue represents advisory fees (asset-based and performance-based). Our Affiliates recognize asset-based advisory fees as they render services to their clients. In addition to generating asset-based fees, over 75 Affiliate products, representing approximately $40.4 billion of assets under management, also bill on the basis of absolute or relative investment performance. Our Affiliates recognize performance fees when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured.

International Operations

        In connection with our international distribution initiatives, we have offices in Sydney, Australia, London, England, Hong Kong, and Dubai, United Arab Emirates. In addition, we have international operations through Affiliates who provide some or a significant part of their investment management services to non-US clients. In the future, we may open additional offices, or invest in other investment management firms which conduct a significant part of their operations outside of the United States. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our international operations or our Affiliates that have international operations or on other investment management firms in which we may invest in the future and, consequently, on our business, financial condition and results of operations.

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

        As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 was effective.

        The Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 43, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. (the "Company") at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2012

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	For the Years Ended December 31,
	2009	2010	2011
Revenue	$841.8	$1,358.2	$1,704.8
Operating expenses:
Compensation and related expenses	402.6	594.5	718.8
Selling, general and administrative	126.8	284.6	350.8
Amortization of intangible assets	32.9	60.0	97.7
Depreciation and other amortization	12.7	14.1	15.0
Other operating expenses	26.9	31.0	36.4

	601.9	984.2	1,218.7

Operating income	239.9	374.0	486.1

Non-operating (income) and expenses:
Investment and other (income) loss	(24.9)	(22.9)	5.0
Income from equity method investments	(31.6)	(77.5)	(72.7)
Investment (income) loss from Affiliate investments in partnerships	(27.4)	4.5	—
Interest expense	64.6	66.2	73.8
Imputed interest expense and contingent payment arrangements	13.5	24.9	27.3

	(5.8)	(4.8)	33.4

Income before income taxes	245.7	378.8	452.7
Income taxes	32.8	91.5	93.1

Net income	212.9	287.3	359.6
Net income (non-controlling interests)	(126.7)	(153.1)	(194.7)
Net (income) loss (non-controlling interests in partnerships)	(26.7)	4.4	—

Net income (controlling interest)	$59.5	$138.6	$164.9

Earnings per share—basic	$1.44	$2.92	$3.18

Earnings per share—diluted	$1.38	$2.81	$3.11

Average shares outstanding—basic	41.4	47.4	51.8
Average shares outstanding—diluted	43.3	49.4	53.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2009	2010	2011
Net income	$212.9	$287.3	$359.6

Other comprehensive income (loss):
Foreign currency translation adjustment	46.8	24.8	(10.2)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	—	3.7	(5.9)
Change in net unrealized gain (loss) on investment securities, net of tax	3.2	26.0	(34.4)

Other comprehensive income (loss)	50.0	54.5	(50.5)

Comprehensive income	262.9	341.8	309.1
Comprehensive income (non-controlling interests)	(153.4)	(148.7)	(194.7)

Comprehensive income (controlling interest)	$109.5	$193.1	$114.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$313.3	$449.5
Investment advisory fees receivable	236.4	214.9
Investments in marketable securities	116.0	100.4
Unsettled fund share receivables	42.0	34.5
Prepaid expenses and other current assets	63.2	77.1

Total current assets	770.9	876.4
Fixed assets, net	67.7	69.1
Equity investments in Affiliates	678.9	615.8
Acquired client relationships, net	1,420.6	1,321.1
Goodwill	2,121.9	2,117.3
Other assets	219.8	219.2

Total assets	$5,279.8	$5,218.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$252.8	$343.6
Unsettled fund share payables	39.8	40.8
Payables to related parties	114.8	33.2

Total current liabilities	407.4	417.6
Senior bank debt	460.0	250.0
Senior convertible securities	422.1	435.6
Junior convertible trust preferred securities	509.9	512.6
Deferred income taxes	495.4	506.0
Other long-term liabilities	203.4	145.7

Total liabilities	2,498.2	2,267.5
Redeemable non-controlling interests	406.3	451.8
Equity:
Common stock ($.01 par value, 153.0 shares authorized; 53.9 shares outstanding in 2010 and 2011)	0.5	0.5
Additional paid-in capital	980.5	927.5
Accumulated other comprehensive income	100.5	50.0
Retained earnings	1,011.8	1,176.7

	2,093.3	2,154.7
Less: treasury stock, at cost (2.3 shares in 2010 and 2.5 shares in 2011)	(293.3)	(288.7)

Total stockholders' equity	1,800.0	1,866.0
Non-controlling interests	575.3	633.6

Total equity	2,375.3	2,499.6

Total liabilities and equity	$5,279.8	$5,218.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Non- controlling interests in partnerships	Total Equity
December 31, 2008	$0.5	$817.7	$(4.0)	$813.7	$(703.0)	$180.7	$65.5	$1,171.1
Stock issued under option and other incentive plans	—	(75.3)	—	—	111.4	—	—	36.1
Tax benefit of option exercises	—	11.8	—	—	—	—	—	11.8
Issuance costs	—	(0.7)	—	—	—	—	—	(0.7)
Changes in Affiliate equity	—	(132.8)	—	—	—	9.9	—	(122.9)
Settlement of forward equity sale agreements	—	(25.3)	—	—	169.6	—	—	144.3
Share-based payment arrangements	—	16.7	—	—	—	—	—	16.7
Distributions to non-controlling interests	—	—	—	—	—	(119.6)	—	(119.6)
Investments in Affiliates	—	—	—	—	—	84.1	—	84.1
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	(2.1)	(2.1)
Net income	—	—	—	59.5	—	126.7	26.7	212.9
Other comprehensive income	—	—	50.0	—	—	—	—	50.0

December 31, 2009	$0.5	$612.1	$46.0	$873.2	$(422.0)	$281.8	$90.1	$1,481.7
Stock issued under option and other incentive plans	—	(83.3)	—	—	128.7	—	—	45.4
Tax benefit of option exercises	—	14.6	—	—	—	—	—	14.6
Issuance costs	—	(0.9)	—	—	—	—	—	(0.9)
Changes in Affiliate equity value	—	(76.9)	—	—	—	2.9	—	(74.0)
Settlement of forward equity sale agreements	—	294.7	—	—	—	—	—	294.7
Share-based payment arrangements	—	26.0	—	—	—	—	—	26.0
Conversion of zero coupon convertible notes	—	47.4	—	—	—	—	—	47.4
Distributions to non-controlling interests	—	—	—	—	—	(101.0)	—	(101.0)
Investments in Affiliates	—	146.8	—	—	—	238.5	—	385.3
Other changes in non-controlling interests in partnerships	—	—	—	—	—	—	(85.7)	(85.7)
Net income	—	—	—	138.6	—	153.1	(4.4)	287.3
Other comprehensive income	—	—	54.5	—	—	—	—	54.5

December 31, 2010	$0.5	$980.5	$100.5	$1,011.8	$(293.3)	$575.3	$(0.0)	$2,375.3
Stock issued under option and other incentive plans	—	(37.6)	—	—	65.6	—	—	28.0
Tax benefit of option exercises	—	8.2	—	—	—	—	—	8.2
Issuance costs	—	(0.3)	—	—	—	—	—	(0.3)
Changes in Affiliate equity value	—	(63.0)	—	—	—	37.4	—	(25.6)
Share-based payment arrangements	—	39.7	—	—	—	—	—	39.7
Distributions to non-controlling interests	—	—	—	—	—	(173.8)	—	(173.8)
Investments in Affiliates	—	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	(61.0)	—	—	(61.0)
Net income	—	—	—	164.9	—	194.7	—	359.6
Other comprehensive income	—	—	(50.5)	—	—	—	—	(50.5)

December 31, 2011	$0.5	$927.5	$50.0	$1,176.7	$(288.7)	$633.6	$(0.0)	$2,499.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2009	2010	2011
Cash flow from operating activities:
Net income	$212.9	$287.3	$359.6
Adjustments to reconcile Net income to net cash flow from operating activities:
Amortization of intangible assets	32.9	60.0	97.7
Amortization of issuance costs	7.3	7.6	8.1
Depreciation and other amortization	12.7	14.1	15.0
Deferred income tax provision	28.7	35.4	35.2
Imputed interest expense and contingent payment arrangements	13.5	24.9	27.3
Income from equity method investments, net of amortization	(31.6)	(77.5)	(72.7)
Distributions received from equity method investments	55.5	65.8	128.3
Tax benefit from exercise of stock options	4.3	4.5	1.1
Share-based compensation	8.6	19.5	30.3
Affiliate equity expense	13.2	14.5	22.1
Other adjustments	(42.6)	8.5	21.3
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(6.5)	(49.2)	22.5
(Increase) decrease in prepaids and other current assets	(8.1)	(3.4)	(1.5)
(Increase) decrease in other assets	3.3	(1.3)	(2.8)
Decrease in unsettled fund shares receivable	—	14.1	5.9
Increase (decrease) in unsettled fund shares payable	—	(10.5)	2.0
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	(60.9)	66.4	9.1

Cash flow from operating activities	243.2	480.7	708.5

Cash flow used in investing activities:
Investments in Affiliates	(139.3)	(916.1)	(13.3)
Purchase of fixed assets	(2.6)	(8.8)	(16.1)
Purchase of investment securities	(47.7)	(64.0)	(49.2)
Sale of investment securities	8.1	15.1	10.9

Cash flow used in investing activities	(181.5)	(973.8)	(67.7)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	142.0	1,191.5	360.0
Repayments of senior bank debt	(375.5)	(731.5)	(570.0)
Issuance of common stock	37.1	46.4	28.0
Repurchase of common stock	—	—	(61.0)
Issuance costs	(1.3)	(0.9)	(13.6)
Excess tax benefit from exercise of stock options	7.5	10.1	7.1
Settlement of treasury lock	—	—	(0.8)
Settlement of forward equity sale agreement	144.3	294.7	—
Note payments	3.2	(28.8)	(72.5)
Distributions to non-controlling interests	(120.0)	(100.7)	(167.6)
Affiliate equity issuances and repurchases	(39.5)	(135.8)	(13.4)

Cash flow from (used in) financing activities	(202.2)	545.0	(503.8)

Effect of foreign exchange rate changes on cash and cash equivalents	3.6	1.9	(0.8)
Net increase (decrease) in cash and cash equivalents	(136.9)	53.8	136.2
Cash and cash equivalents at beginning of period	396.4	259.5	313.3

Cash and cash equivalents at end of period	$259.5	$313.3	$449.5

Supplemental disclosure of cash flow information:
Interest paid	$58.0	$61.6	$75.9
Income taxes paid	17.8	49.2	46.6
Supplemental disclosure of non-cash financing activities:
Payables recorded for Affiliate equity repurchases	78.4	46.1	32.1
Payables recorded under contingent payment arrangements	60.0	77.6	—
Stock issued for conversion of zero coupon senior convertible note	—	47.5	—
Stock issued for investments in Affiliates	—	146.9	—
Stock issued for settlement of forward equity sale agreement	—	44.5	—

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

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

(b)   Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

        For consolidated Affiliates, the portion of the income allocated to owners other than AMG is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed income owned by the managers of the consolidated Affiliates. All material intercompany balances and transactions have been eliminated.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(e)   Investments in Marketable Securities

        Investments in marketable securities are classified as either trading or available-for-sale and carried at fair value. Unrealized gains or losses on investments classified as available-for-sale are reported, net of tax, as a separate component of Accumulated other comprehensive income in Equity until realized. Unrealized gains or losses related to trading securities are reported within Other operating expenses in the period they occur. If a decline in the fair value of an available-for-sale investment is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred.

(f)    Other Investments

        Assets of consolidated partnerships are reported within Prepaid expenses and other current assets. A majority of these assets are held by investors that are unrelated to the Company, and are therefore reported within Redeemable non-controlling interests. Income from these partnerships is presented as Investment (income) loss from Affiliate investments in partnerships (prior to 2011) and is presented in Investment and other (income) loss in 2011. The portion of this income or loss that is attributable to investors that are unrelated to the Company is reported as Net (income) loss (non-controlling interests in partnerships).

        Investments in partnerships that are not consolidated are reported within Other assets, with income from these partnerships presented as Investment and other (income) loss. Investments accounted for under the cost method are reported within Other assets, with dividend income presented, when and if declared, as Investment and other (income) loss.

(g)   Fixed Assets

        Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(i)    Equity Investments in Affiliates

        For equity method investments, the Company's portion of income or loss before taxes is included in Income from equity method investments. The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within Income taxes—current because these taxes generally represent the Company's share of the taxes incurred by the Affiliate. Deferred income taxes incurred as a direct result of the Company's investment in Affiliates accounted for under the equity method have been included in Income taxes—intangible-related deferred (see Note 13). The associated deferred tax liabilities have been classified as a component of Deferred income taxes in the Consolidated Balance Sheet.

        The Company periodically evaluates its equity method investments for impairment. In such impairment evaluations, the Company assesses if the fair value of the investment has declined below its carrying value for a period considered to be other than temporary. If the Company determines that a decline in fair value below the carrying value of the investment is other than temporary, then the reduction in carrying value would be recognized in Income from equity method investments in the Consolidated Statements of Income.

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

        The Company has determined that certain of its mutual fund acquired client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assesses whether the carrying value of the assets exceeds its fair value, and an impairment loss would be recorded in an amount equal to any such excess.

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

        Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized, and is reported within the segments in which the business operates. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually during the third quarter, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss may be recorded.

(k)   Revenue Recognition

        The Company's consolidated revenue primarily represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized monthly as services are rendered and are based upon a percentage of the value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance based advisory fees are generally assessed as a percentage of the investment performance realized on a client's account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured. Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(n)   Contingent Payment Arrangements

        The Company periodically enters into contingent payment arrangements in connection with its business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain levels of revenue growth are achieved. The Company estimates the fair value of the obligation at the time the business combination is consummated, and accretes the obligation to its expected payment amount over time. If the Company's expected payment amount changes, the obligation is increased or reduced in the current period. Both the changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in the Company's Consolidated Statements of Income.

(o)   Income Taxes

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(p)   Foreign Currency Translation

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

(q)   Share-Based Compensation Plans

        The Company recognizes as an expense the cost of all share-based payments to directors, senior management and employees, including grants of stock options, to be recognized in the financial statements based on their fair values over the requisite service period.

        The Company reports any tax benefits realized upon the exercise of stock options that are in excess of the expense recognized for reporting purposes as a financing activity in the Company's Consolidated Statements of Cash Flows. If the tax benefit realized is less than the expense, the tax shortfall is recognized in stockholders' equity. To the extent the expense exceeds available windfall tax benefits, it is recognized in the Consolidated Statements of Income. The Company was permitted to calculate its cumulative windfall tax benefits for the purposes of accounting for future tax shortfalls. The Company elected to apply the long-form method for determining the pool of windfall tax benefits.

(r)    Recent Accounting Developments

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guidance for its annual goodwill impairment testing which was performed in the third quarter of 2011. Adoption of this new guidance did not have a material impact on the Company's Consolidated Financial Statements.

        In June 2011, the Financial Accounting Standards Board issued new guidance on the presentation of comprehensive income. This new guidance requires the components of Net income and Other comprehensive income to be either presented in one continuous statement, or in two separate, but consecutive statements. The new guidance does not change the items that are recognized in Net income or Other comprehensive income. This new guidance is effective for interim and fiscal periods beginning after December 15, 2011. The Company early-adopted this guidance in the fourth quarter of 2011. Adoption of this new guidance did not have a material impact on the Company's Consolidated Financial Statements.

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

3.     Investments

Investments in Marketable Securities

        Investment in marketable securities at December 31, 2010 and 2011 were $116.0 million and $100.4 million, respectively. These investments are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.

Available-for-Sale Investments

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale at December 31, 2010 and 2011:

    December 31, 2010

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities	$55.0	$45.6	$—	$100.6

    December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$97.6	$1.4	$(12.7)	$86.3

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2011, the Company has invested $79.6 million in Value Partners, representing 7.8% of the outstanding common stock. In the fourth quarter of 2011, the investment in Value Partners declined, resulting in an unrealized loss at December 31, 2011. The Company intends to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

        The Company did not realize any gains or losses on investments classified as available-for-sale for the years ended December 31, 2010 and 2011.

Trading Securities

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as trading securities at December 31, 2010 and 2011:

    December 31, 2010

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$14.1	$1.5	$(0.4)	$15.2
Debt securities	0.2	—	—	0.2

Total	$14.3	$1.5	$(0.4)	$15.4

    December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$13.5	$0.9	$(0.3)	$14.1
Debt securities	—	—	—	—

Total	$13.5	$0.9	$(0.3)	$14.1

        The following is a summary of the Company's realized gains and losses on investments classified as trading securities at December 31, 2010 and 2011:

	December 31,
	2010	2011
Gains	$0.5	$0.9
Losses	—	(0.7)

Net realized gains (losses)	$0.5	$0.2

Cost Method Investments

        As of December 31, 2010 and 2011, the Company has invested $27.4 million and $14.6 million, respectively. During the twelve months ended December 31, 2011, the Company determined that the value of a cost method investment had been reduced to zero and recorded a $12.8 million expense in Investment and other (income) loss (allocated to the Company's High Net Worth distribution channel—see Note 26).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Investments

        Other investments consist of investments in funds advised by Affiliates. As of December 31, 2010 and 2011, the Company's other investments were $124.5 million and $145.3 million, respectively. These assets are reported within Prepaid expenses and other current assets ($18.3 million and $31.2 million at December 31, 2010 and 2011, respectively) and Other assets ($106.2 million and $114.1 million at December 31, 2010 and 2011, respectively) in the Consolidated Balance Sheets. The income or loss related to these investments is classified within Investment and other income in the Consolidated Statements of Income.

4.     Unsettled Fund Share Receivables and Payables

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

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2010
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$36.0	$36.0	$—	$—
Investments in marketable securities(1)
Trading securities	15.4	15.2	0.2	—
Available for sale securities	100.6	99.2	1.4	—
Other investments(2)	124.5	16.9	21.9	85.7
Interest rate derivatives	5.9	—	5.9	—
Financial Liabilities
Contingent payment arrangements(3)	$77.6	$—	$—	$77.6
Obligations to related parties(4)	79.6	—	—	79.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	December 31, 2011
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$23.2	$23.2	$—	$—
Investments in marketable securities(1)
Trading securities	14.1	14.1	—	—
Available for sale securities	86.3	86.3	—	—
Other investments(2)	145.3	31.1	10.8	103.4
Financial Liabilities
Contingent payment arrangements(3)	$87.1	$—	$—	$87.1
Obligations to related parties(4)	92.0	—	—	92.0
Interest rate derivatives	2.9	—	2.9	—

(1)
Principally investments in equity securities.

(2)
Other investments are reported within Prepaid expenses and other current assets and Other assets.

(3)
Contingent payment arrangements reported in Accounts payable and accrued liabilities and Other long-term liabilities.

(4)
Obligations to related parties are presented within Payables to related party and Other long-term liabilities.

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

        Other investments are valued using net asset value ("NAV"). Investments in actively traded funds that calculate daily NAVs are classified as Level 1. Investments in non-public funds that hold investments with observable market prices are classified as Level 2. Investments in funds that hold illiquid securities or that are subject to redemption restrictions are classified as Level 3. The fair value of Level 3 assets is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

        Interest rate derivatives include treasury rate lock contracts and interest rate swaps. The fair value of these assets is determined by model-derived valuations in which all significant inputs were observable in active markets.

        Contingent payment arrangements represents the present value of the expected future settlement of contingent payment arrangements related to the Company's business combinations. The fair value of these obligations is determined using an income approach with assumptions made about future cash flows and discount rates.

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

        The following table presents the changes in Level 3 assets and liabilities for the years ended December 31, 2010 and 2011:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Year Ended December 31, 2010	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances		Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$4.0	$—		$5.2	(1)	$84.5		$(4.3)	$(3.7)	$85.7
Contingent payment arrangements	27.1	—		11.0	(2)	66.6	(3)	(27.1)	—	77.6
Obligations to related parties	78.7	(1.0	)(4)	4.8	(4)	87.2		(90.1)	—	79.6

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Year Ended December 31, 2011	Balance, beginning of period	Net realized gains/losses	Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$85.7	$(0.2)	$9.6	(1)	$17.7	$(9.4)	$—	$103.4
Contingent payment arrangements	77.6	—	9.5	(2)	—	—	—	87.1
Obligations to related parties	79.6	0.4	1.7	(4)	52.8	(42.5)	—	92.0

(1)
In the periods prior to 2011, losses on other investments are recorded in Investment loss from Affiliate investments in partnerships. In 2011, gains and losses on Other investments are recorded in Investment and other (income) loss.

(2)
Accretion and changes to payment estimates under the Company's contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements and foreign currency translation adjustments related to such arrangements are recorded as Other comprehensive income (loss).

(3)
In 2011, the Company changed its contingent payment arrangements for the year ended December 31, 2010 by $6.4 million (see Note 18).

(4)
Gains and losses associated with agreements to repurchase Affiliate equity are recorded in Imputed interest expense and contingent payment arrangements. Gains and losses related to liabilities offsetting certain investments are recorded in Investment and other (income) loss.

        There were no significant transfers of financial assets or liabilities between Level 2 and Level 1 in the twelve-month periods ended December 31, 2010 and 2011.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2010 and 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2010		December 31, 2011
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$85.7	$89.2	$103.4	$80.5
Other funds(2)	55.2	—	47.2	—

	$140.9	$89.2	$150.6	$80.5

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

        The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at December 31, 2011 (based on market prices) was $500.0 million and $594.3 million, respectively.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	As of December 31,
	2010		2011
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,350.7	$0.8	$3,618.4	$1.1
Trust preferred vehicles	9.0	9.0	9.0	9.0

7.     Fixed Assets and Lease Commitments

        Fixed assets consisted of the following:

	December 31,
	2010	2011
Building and leasehold improvements	$56.2	$59.1
Office equipment	33.0	34.1
Furniture and fixtures	14.7	20.6
Land and improvements	17.0	17.9
Computer software	19.3	20.5

Fixed assets, at cost	140.2	152.2
Accumulated depreciation and amortization	(72.5)	(83.1)

Fixed assets, net	$67.7	$69.1

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2011, the Company's aggregate future minimum payments for operating leases having initial or noncancelable lease terms greater than one year are payable as follows:

Required Minimum Payments
2012	$25.7
2013	25.0
2014	21.4
2015	18.8
2016	12.8
Thereafter	42.5

        Consolidated rent expense for 2009, 2010 and 2011 was $19.6 million, $23.3 million and $29.9 million, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2010	2011
Accrued compensation	$117.0	$136.2
Accrued professional fees	17.7	24.3
Accrued distributions	23.5	25.0
Accounts payable	39.8	90.1
Other	54.8	68.0

	$252.8	$343.6

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

        Consolidated expenses related to the Company's benefit plans in 2009, 2010 and 2011 were $9.7 million, $12.1 million and $12.0 million, respectively.

10.   Senior Bank Debt

        The Company entered into a $1.0 billion senior unsecured credit facility in November 2011 (the "amended credit facility"), consisting of a $750.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan"), the principal terms of which are similar to the Company's previous senior unsecured revolving credit facility. The term loan and $720.0 million of the revolver have a five-year maturity (maturing November 3, 2016); the remaining $30.0 million of the revolver matures January 12, 2015. Subject to certain conditions, the Company may increase the revolver and the term loan by up to $150.0 million and $250.0 million, respectively. The term loan borrowings were used to repay the outstanding balance under the previous revolving credit facility ($210.0 million) and for general corporate purposes.

        The amended credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes. As of December 31, 2011, the Company was in compliance with all terms of its credit facility.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As further described in Note 14, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

11.   Convertible Securities

        At December 31, 2011, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2010		December 31, 2011
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$422.1	$460.0	$435.6	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$296.3	$430.8	$297.8	$430.8
2006 junior convertible trust preferred securities(1)	213.6	300.0	214.8	300.0

Total junior convertible securities	$509.9	$730.8	$512.6	$730.8

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
The Company may redeem the 2006 junior convertible trust preferred securities if the closing price of the Company's common stock exceeds $195 per share for a specified period of time.

(4)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $23.2 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities.

12.   Forward Equity Sale Agreements

        During 2008 and 2009, the Company entered into three forward equity sale agreements with major securities firms to sell shares of its common stock (up to $200.0 million under each agreement). During 2009, the Company settled $147.2 million of forward equity sales by issuing 1.8 million shares of its common stock. During 2010, the Company settled $349.3 million of forward equity sales by issuing 5.5 million shares of its common stock.

        In July 2011, the Company entered into a forward equity sale agreement with two major securities firms under which it may sell shares of common stock with an aggregate sales prices of up to $300.0 million. This agreement replaced all previous forward equity sale agreements. As of December 31, 2011, no forward equity sales have occurred.

13.   Income Taxes

        The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	Year Ended December 31,
	2009	2010	2011
Controlling Interests:
Current tax	$(0.7)	$42.1	$45.0
Intangible related deferred taxes	38.6	47.5	43.2
Other deferred taxes	(9.9)	(9.3)	(4.0)

Total controlling interests	28.0	80.3	84.2

Non-Controlling Interests:
Current tax	$4.8	$14.0	$12.9
Deferred taxes	—	(2.8)	(4.0)

Total non-controlling interests	4.8	11.2	8.9

Provision for income taxes	$32.8	$91.5	$93.1

Income before income taxes (controlling interest)	$87.5	$218.9	$249.1

Effective tax rate attributable to controlling interests(1)	32.0%	36.7%	33.8%

(1)
Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$(11.2)	$12.8	$7.7
State	8.4	9.9	9.7
Foreign	6.8	33.4	40.5

Total current	4.0	56.1	57.9

Deferred:
Federal	31.8	43.2	47.4
State	0.6	2.7	4.4
Foreign	(3.6)	(10.5)	(16.6)

Total deferred	28.8	35.4	35.2

Provision for income taxes	$32.8	$91.5	$93.1

        The components of income before income taxes consisted of the following:

	Year Ended December 31,
	2009	2010	2011
Domestic	$180.9	$186.3	$243.8
International	64.8	192.6	208.9

	$245.7	$378.9	$452.7

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	Year Ended December 31,
	2009	2010	2011
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	8.9	2.0	2.4
Non-deductible expenses	0.7	0.1	0.5
Valuation allowance	(9.2)	1.0	(1.1)
Effect of foreign operations	(3.4)	0.5	—
Foreign basis differences	—	(0.7)	(0.9)
Effect of changes in tax law, rates	—	(1.2)	(2.1)
Effect of income from non-controlling interests	(18.7)	(12.5)	(13.2)

	13.3%	24.2%	20.6%

        In 2008, the state of Massachusetts enacted legislation that required combined tax reporting for the Company and all its subsidiaries beginning in 2009. In 2009, regulations under this legislation changed the methodology for measuring net operating losses, resulting in a $3.7 million reduction of the state net operating loss carryforwards and the valuation allowance. During 2010 and 2011, the Company realized a deferred tax benefit of $4.1 million and $7.6 million, respectively, from the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom.

        The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries that are permanent in duration. That excess totaled approximately $25.0 million as of December 31, 2011. The additional deferred taxes that have not been provided are approximately $2.1 million for 2011, and $9.5 million cumulatively.

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2011
Deferred Tax Assets
State net operating loss carryforwards	$30.6	$26.5
Foreign tax credit carryforwards	17.3	15.1
Deferred compensation	10.3	17.5
Tax benefit of uncertain tax positions	10.8	11.6
Accrued expenses	8.5	11.6
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	79.0	83.8
Valuation allowance	(38.4)	(35.6)

Deferred tax assets, net of valuation allowance	$40.6	$48.2

Deferred Tax Liabilities
Intangible asset amortization	$(209.3)	$(247.1)
Convertible securities interest	(154.5)	(171.1)
Non-deductible intangible amortization	(143.1)	(127.2)
Deferred revenue	(26.3)	(5.6)
Other	(2.8)	(3.2)

Total deferred tax liabilities	(536.0)	(554.2)

Net deferred tax liability	$(495.4)	$(506.0)

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

        At December 31, 2011, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2011. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2011. The valuation allowances at December 31, 2010 and December 31, 2011 were principally related to the Company's ability to generate sufficient taxable income prior to the expiration of these carryforwards.

        The Company carried a liability for uncertain tax positions of $21.9 million, $24.6 million and $21.3 million as of December 31, 2009, 2010 and 2011, respectively. These amounts included $4.4 million, $3.2 million and $1.6 million of interest and related charges, respectively. At December 31, 2009, 2010 and 2011, these liabilities included $13.9 million, $16.7 million and $12.6 million,

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, for tax positions that, if recognized, would affect the Company's effective tax rate. The Company does not anticipate that this liability will change significantly over the next twelve months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2010	2011
Balance as of January 1	$21.9	$21.9	$24.6
Additions based on tax positions related to current year	4.0	7.0	4.8
Additions based on tax positions of prior years	0.2	—	—
Reductions for tax provisions of prior years	—	(1.2)	—
Settlements	—	—	(1.2)
Reductions related to lapses of statutes of limitations	(5.0)	(3.4)	(6.7)
Additions (reductions) related to foreign exchange rates	0.8	0.3	(0.3)

Balance as of December 31	$21.9	$24.6	$21.2

        The Company periodically has tax examinations in the United States and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by any tax authorities for years before 2006.

14.   Derivative Financial Instruments

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

        In November 2010, the Company entered into a series of treasury rate lock contracts with a total notional value of $100.0 million which were settled in February 2011 for a net pre-tax gain of $4.0 million (each contract was designated and qualified as a cash flow hedge). In the third quarter 2011, the Company entered into a series of treasury rate lock contracts with a total notional value of $75.0 million which were settled for a net pre-tax loss of $4.7 million in October 2011 (each contract was designated and qualified as a cash flow hedge). These contracts were intended to hedge the risks associated with changes in interest rates on a fixed-rate debt issuance that is anticipated to occur prior to the end of the second quarter of 2012. The net loss on these contracts ($0.7 million) is reflected as a component of Other comprehensive income and will be recognized as an increase to Interest expense over the life of the expected fixed rate debt issuance, or recorded within other income and loss in the event that the Company determines that it is not probable that it will issue the anticipated fixed rate debt.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of December 31, 2011, the Company had posted collateral of $3.5 million related to its interest rate swap contracts.

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

        The following summarizes the location and amount of derivative instrument gains and (losses), before taxes reported in the Consolidated Statements of Comprehensive Income:

	2009	2010	2011
Cash Flow Hedges
Interest rate swaps(1)	$—	$2.5	$(5.4)
Treasury rate locks(1)	—	3.4	(4.3)

Total	$—	$5.9	$(9.7)

(1)
Presented within Other comprehensive income.

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31,
	2010	2011
Cash Flow Hedges
Interest rate swaps(1)	$2.5	$(2.9)
Treasury rate locks(2)	3.4	—

Total	$5.9	$(2.9)

(1)
Presented within Other assets and Other long-term liabilities as of December 31, 2010 and 2011, respectively.

(2)
Presented within Prepaid expenses and other current assets.

        The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps and treasury rate locks are intended to enable the Company to achieve a level of variable-rate and fixed-rate debt that is acceptable to management and to limit interest rate exposure.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Comprehensive Income

        The following table shows the tax effects allocated to each component of other comprehensive income:

	Year Ended December 31, 2009
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustment	$46.8	$—	$46.8
Change in net unrealized gain on investment securities	5.3	(2.1)	3.2

Other comprehensive income	$52.1	$(2.1)	$50.0

	Year Ended December 31, 2010
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustment	$24.8	$—	$24.8
Change in net realized and unrealized gain on derivative securities	5.9	(2.2)	3.7
Change in net unrealized gain on investment securities	41.3	(15.3)	26.0

Other comprehensive income	$72.0	$(17.5)	$54.5

	Year Ended December 31, 2011
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(10.2)	$—	$(10.2)
Change in net realized and unrealized loss on derivative securities	(9.7)	3.8	(5.9)
Change in net unrealized loss on investment securities	(56.6)	22.2	(34.4)

Other comprehensive loss	$(76.5)	$26.0	$(50.5)

        The components of accumulated other comprehensive income, net of taxes, are as follows:

	December 31, 2010	Other Comprehensive Income	December 31, 2011
Foreign currency translation adjustments	$67.9	$(10.2)	$57.7
Realized and unrealized gains (losses) on derivative securities	3.7	(5.9)	(2.2)
Unrealized gain (loss) on investment securities	28.9	(34.4)	(5.5)

Accumulated other comprehensive income	$100.5	$(50.5)	$50.0

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

        In connection with its investment in Pantheon Ventures, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of December 31, 2011, these commitments totaled approximately $80.5 million and may be called in future periods. Russell Investments (Pantheon Ventures' former owner) is contractually obligated to reimburse the Company for $47.6 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $491.4 million through 2017. In 2011, the Company reduced its current estimate of payments to be made under these agreements and recognized a gain of $4.8 million ($3.1 million of which is attributable to the controlling interest). This gain has been classified within Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income. Based on estimates as of December 31, 2011, the Company expects to make payments of approximately $108.0 million to settle these contingent obligations, of which $80.1 million is expected to be settled in 2012 and the remainder to be settled between 2014 and 2015.

17.   Affiliate Equity

        The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners. In these transactions, if the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the requisite service period. The Company recognized compensation expenses related to Affiliate equity of $16.8 million, $26.2 million, and $29.0 million (of which $13.2 million, $14.5 million, and $22.1 million were attributable to the controlling interest) in 2009, 2010 and 2011, respectively.

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

        The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

	2010	2011
Balance as of January 1	$369.0	$406.3
Issuance of Redeemable non-controlling interest	19.0	52.5
Repurchase of Redeemable non-controlling interest	(97.3)	(57.8)
Changes in redemption value	115.6	50.8

Balance as of December 31	$406.3	$451.8

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the years ended 2009, 2010 and 2011, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interests in its Affiliates on the controlling interest's equity:

	For the Years Ended December 31,
	2009	2010	2011
Net income (controlling interest)	$59.5	$138.6	$164.9
Increase (decrease) in controlling interest paid-in capital from the sale of Affiliate equity	(58.2)	(45.4)	(28.1)

Change from Net income (controlling interest) and net transfers with non-controlling interests	$1.3	$93.2	$136.8

18.   Goodwill and Acquired Client Relationships

        The following table presents the change in Goodwill during 2010 and 2011:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2009	$561.7	$603.0	$248.5	$1,413.2
Goodwill acquired	219.1	466.6	7.0	692.7
Foreign currency translation	5.9	4.0	6.1	16.0

Balance, as of December 31, 2010	$786.7	$1,073.6	$261.6	$2,121.9
Goodwill acquired	—	0.1	1.3	1.4
Foreign currency translation	(1.7)	(2.3)	(2.0)	(6.0)

Balance, as of December 31, 2011	$785.0	$1,071.4	$260.9	$2,117.3

        During 2011, the Company revised its balance sheet for the year ended December 31, 2010 related to the finalization of its purchase price allocation for certain of its 2010 business combinations ($4.5 million), and to correct the initial estimate of its contingent payment obligation ($4.8 million). The net effect of these changes reduced goodwill by $9.3 million and was not material to the Consolidated Financial Statements.

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2010 and 2011:

	2010		2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Definite-lived acquired client relationships	$971.2	$228.6	$970.5	$317.0
Non-amortized intangible assets:
Indefinite-lived acquired client relationships	678.0	—	667.6	—
Goodwill	2,121.9	—	2,117.3	—

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2011, these relationships were being amortized over a weighted average life of approximately ten years. The Company estimates that its consolidated annual amortization expense will be approximately $88.5 million for the next five years, assuming no additional investments in new or existing Affiliates.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of December 31, 2011, these relationships were being amortized over approximately seven years. Amortization expense for these relationships was $32.9 million for the twelve months ended December 31, 2011. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2012	$32.6
2013	32.6
2014	11.1
2015	2.9
2016	0.2

        During 2011, the Company completed impairment assessments on its goodwill and definite-lived and indefinite-lived acquired client relationships. The Company determined that fair value of the indefinite-lived intangible assets at one of its Affiliates, a growth oriented manager of U.S. equity mutual funds had declined below its carrying value and, accordingly, it reduced the carrying value to its current fair value. This impairment, which totaled $9.2 million, has been presented within Amortization of intangible assets in the Company's Consolidated Statements of Income. Further declines in the fair value of this asset will likely result in future impairments. No impairments were identified related to the Company's goodwill or other definite-lived or indefinite-lived intangible assets.

19.   Equity Investments in Affiliates

        The following table presents summarized financial information for Affiliates accounted for under the equity method.

	2009	2010	2011
Revenue(1)(2)	$361.6	$619.5	$581.0
Net income	178.9	444.2	387.9

	2010	2011
Current assets(2)	$7,259.3	$8,193.1
Noncurrent assets	35.6	29.1
Current liabilities	1,471.0	1,022.7
Noncurrent liabilities and Non-controlling interest(2)	5,338.3	6,754.3

(1)
Revenue includes advisory fees for asset management services, investment income and dividends from consolidated investment partnerships.

(2)
For its investments in BlueMountain and ValueAct, the Company is entitled to a share of revenue but no portion of the assets held by investors that are unrelated to the Company (which include consolidated investment partnerships).

        The Company's share of undistributed earnings from equity method investments totaled $32.5 million as of December 31, 2011.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Net Income (non-controlling interests)

        Net income (non-controlling interests) in the Consolidated Statements of Income includes the income allocated to owners of consolidated Affiliates, other than AMG. For the years ended December 31, 2009, 2010 and 2011, this income was $126.7 million, $153.1 million and $194.7 million, respectively. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed profits owned by the managers of the consolidated Affiliates (including profits allocated to managers from the Owners' Allocation and Operating Allocation).

21.   Stockholders' Equity

Preferred Stock

        The Company is authorized to issue up to 5.0 million shares of Preferred Stock. Any such Preferred Stock issued by the Company may rank prior to common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.

Common Stock

        The Company's Board of Directors has authorized the issuance of up to 150.0 million shares of Voting Common Stock and 3.0 million shares of Class B Non-Voting Common Stock. As more fully described in Note 12, the Company is party to a forward equity sale agreement to issue new shares of the Company's common stock.

        The Company's Board of Directors has also authorized share repurchase programs in recent periods. The maximum number of shares that may yet be repurchased under outstanding programs is 2.9 million. The timing and amount of issuances and repurchases are determined at the discretion of AMG's management.

        A summary of the Company's recent share repurchase activity is as follows:

Period	Shares Repurchased	Average Price
2009	—	—
2010	—	—
2011	0.7	$83.63

Financial Instruments

        The Company's 2008 senior convertible notes and junior convertible trust preferred securities contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. These arrangements, as well as the forward equity sale agreement, meet the definition of equity and are not required to be accounted for separately as derivative instruments.

Stock Option and Incentive Plans

        The Company established the 1997 Stock Option and Incentive Plan (as amended and restated, the "1997 Plan"), under which it was authorized to grant options to employees, officers and directors. In 2002, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under this plan to 7.9 million.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In 2002, the Company's Board of Directors established the 2002 Stock Option and Incentive Plan (as amended and restated, the "2002 Plan"), under which the Company was authorized to grant 3.4 million non-qualified stock options and certain other awards to employees and directors. This plan requires that the majority of grants under the plan in any three-year period must be issued to employees of the Company who are not executive officers or directors of the Company. This plan was approved by the Company's Board of Directors.

        In May 2006, the stockholders of the Company approved the 2006 Stock Option and Incentive Plan (the "2006 Plan"), under which the Company was authorized to grant 3.0 million stock options or stock appreciation rights to senior management, employees and directors.

        In May 2011, the stockholders of the company approved the 2011 Stock Option and Incentive Plan (the "2011 Plan"), under which the Company was authorized to grant 4.0 million stock options or stock appreciation rights to senior management, employees, consultants and directors.

        The plans are administered by a committee of the Board of Directors. Under the plans, options generally vest over a period of three to five years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

        The following table summarizes the transactions of the Company's stock option and incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2011	5.1	$62.34
Options granted	0.6	99.42
Options exercised	(0.6)	46.87
Options expired	—	—
Options forfeited	(0.0)	110.42

Unexercised options outstanding—December 31, 2011	5.1	68.18	4.5

Exercisable at December 31, 2011	3.0	61.66	3.8

        The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2009, 2010 and 2011 was $17.03, $23.54 and $30.27 per option, respectively, based on the assumptions stated below.

	Year Ended December 31,
	2009	2010	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	30.7%	32.4%	33.1%
Risk-free interest rate(2)	1.8%	1.6%	1.3%
Expected life of options (in years)(3)	4.0	4.5	4.8
Forfeiture rate(3)	5.0%	5.0%	2.5%

(1)
Based on historical and implied volatility.

(2)
Based on the U.S. Treasury yield curve in effect at the date of grant.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
Based on the Company's historical data and expected exercise behavior.

        The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $32.2 million, $42.3 million and $35.4 million, respectively. As of December 31, 2011, the intrinsic value of exercisable options outstanding was $103.6 million and 3.5 million options are available for future grant under the Company's option plans.

        In addition, under the Company's Executive Incentive Plan and Deferred Compensation Plan, the Company periodically grants awards denominated in the Company's common stock. The Company granted awards with fair values of $20.9 million, $1.0 million, and $3.3 million in 2009, 2010 and 2011, respectively.

        Further to its retention and incentive objectives, the Company granted awards under the Company's Long-Term Equity Incentive Plan with aggregate fair values of $21.0 million and $14.6 million during 2010 and 2011, respectively. These awards represent profits interests in the Company's Affiliates, and recipients of these awards have rights to cash flows beginning in 2018. Recipients may require the Company to purchase their interests starting in 2014.

        During the year ended December 31, 2011, the cash received and the actual tax benefit recognized for options exercised were $28.0 million and $8.2 million, respectively. During the year ended December 31, 2011, the excess tax benefit classified as a financing cash flow was $7.1 million. During the year ended December 31, 2010, the cash received and the actual tax benefit recognized for options exercised were $46.4 million and $14.6 million, respectively. During the year ended December 31, 2010, the excess tax benefit classified as a financing cash flow was $10.1 million.

        A summary of recent share based compensation expense is as follows:

Period	Share Based Compensation Expense	Tax Benefit
2009	$8.6	$3.3
2010	19.5	7.5
2011	30.3	11.6

        As of December 31, 2010, there was $75.4 million of compensation expense related to share-based compensation arrangements which will be recognized over a weighted average period of approximately four years (assuming no forfeitures). As of December 31, 2011, there was $80.0 million of compensation expense related to share-based compensation arrangements which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).

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

	Year Ended December 31,
	2009	2010	2011
Numerator:
Net income (controlling interest)	$59.5	$138.6	$164.9
Interest expense on convertible securities, net of taxes	0.1	0.1	—

Net income (controlling interest), as adjusted	$59.6	$138.7	$164.9

Denominator:
Average shares outstanding—basic	41.4	47.4	51.8
Effect of dilutive instruments:
Stock options and other awards	0.5	1.0	1.2
Forward sale	0.5	0.6	—
Senior convertible securities	0.9	0.4	—

Average shares outstanding—diluted	43.3	49.4	53.0

        As more fully discussed in Notes 10 and 11, the Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        The Company did not repurchase any shares of common stock during the years ended December 31, 2009 and 2010. For the twelve months ended December 31, 2011, the Company repurchased approximately 0.7 million shares of common stock under the share repurchase programs approved by the Company's Board of Directors.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	Year Ended December 31,
	2009	2010	2011
Stock options	3.1	1.3	1.2
Senior convertible securities	3.6	3.6	3.6
Junior convertible trust preferred securities	4.2	4.2	4.2

        As discussed further in Note 17, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximate fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the senior convertible securities and the junior convertible trust preferred securities at December 31, 2011 was $500.0 million and $594.3 million, respectively.

24.   Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2010 and 2011.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$251.0	$332.0	$354.4	$420.8
Operating income	68.5	95.8	95.6	114.1
Income before income taxes	64.7	75.1	93.0	146.0
Net income (controlling interest)	17.4	25.2	34.0	62.0
Earnings per share—diluted	$0.38	$0.53	$0.65	$1.18

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$426.3	$462.3	$413.8	$402.4
Operating income	124.9	140.0	126.0	95.2
Income before income taxes	116.1	127.7	99.9	109.0
Net income (controlling interest)(1)	39.1	45.4	40.1	40.3
Earnings per share—diluted	$0.74	$0.85	$0.76	$0.77

(1)
During the third quarter of 2011, the Company recorded a deferred tax benefit of $3.9 million ($2.6 million attributable to the controlling interest) from the revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom. In the fourth quarter of 2011, the Company determined that the revaluation of the tax benefit should have been $7.6 million ($5.2 million to the controlling interest). The net effect of this change, which was reflected as an out-of-period adjustment in the fourth quarter, reduced Income taxes by $3.7 million ($2.6 million to the controlling interest) and was not material to the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. The Company also has liabilities to related parties for deferred purchase price and contingent payment arrangements in connection with certain business combinations.

        Total receivable at December 31, 2010 was $42.9 million, which is included in Other assets. The total receivable at December 31, 2011 was $41.3 million, of which $1.4 million is included in Prepaid expenses and other current assets and $39.9 million is included in Other assets. The total payable as of December 31, 2010 was $183.0 million, of which $114.8 million is included in current liabilities and $68.2 million is included in Other long-term liabilities. The total payable as of December 31, 2011 was $84.1 million, of which $33.2 million is included in current liabilities and $50.9 million is included in Other long-term liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

26.   Segment Information

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	2009
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$313.2	$415.6	$113.0	$841.8
Operating expenses:
Depreciation and other amortization	7.1	29.3	9.2	45.6
Other operating expenses	202.1	277.8	76.4	556.3

	209.2	307.1	85.6	601.9

Operating income	104.0	108.5	27.4	239.9

Non-operating (income) and expenses:
Investment and other (income) loss	(15.1)	(6.3)	(3.5)	(24.9)
Income from equity method investments	(1.0)	(28.5)	(2.1)	(31.6)
Investment (income) loss from Affiliate investments in partnerships	(0.2)	(1.2)	(26.0)	(27.4)
Interest expense	21.8	45.9	10.4	78.1

	5.5	9.9	(21.2)	(5.8)

Income before income taxes	98.5	98.6	48.6	245.7
Income taxes	13.9	15.0	3.9	32.8

Net income	84.6	83.6	44.7	212.9
Net income (non-controlling interests)	(54.7)	(58.7)	(13.3)	(126.7)
Net (income) loss (non-controlling interests in partnerships)	(0.2)	(1.3)	(25.2)	(26.7)

Net income (controlling interest)	$29.7	$23.6	$6.2	$59.5

Total assets	$1,182.9	$1,703.0	$505.0	$3,390.9
Goodwill	$561.7	$603.0	$248.5	$1,413.2

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2010
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$578.8	$649.2	$130.2	$1,358.2
Operating expenses:
Depreciation and other amortization	15.3	49.6	9.2	74.1
Other operating expenses	401.2	424.9	84.0	910.1

	416.5	474.5	93.2	984.2

Operating income	162.3	174.7	37.0	374.0

Non-operating (income) and expenses:
Investment and other (income) loss	(7.7)	(11.0)	(4.2)	(22.9)
Income from equity method investments	0.4	(70.4)	(7.5)	(77.5)
Investment (income) loss from Affiliate investments in partnerships	0.1	0.2	4.2	4.5
Interest expense	32.4	49.6	9.1	91.1

	25.2	(31.6)	1.6	(4.8)

Income before income taxes	137.1	206.3	35.4	378.8
Income taxes	36.2	47.1	8.2	91.5

Net income	100.9	159.2	27.2	287.3
Net income (non-controlling interests)	(54.7)	(81.6)	(16.8)	(153.1)
Net (income) loss (non-controlling interests in partnerships)	0.1	0.2	4.1	4.4

Net income (controlling interest)	$46.3	$77.8	$14.5	$138.6

Total assets	$1,848.4	$2,997.4	$434.0	$5,279.8
Goodwill	$786.7	$1,073.6	$261.6	$2,121.9

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$723.7	$841.4	$139.7	$1,704.8
Operating expenses:
Depreciation and other amortization	28.0	76.9	7.8	112.7
Other operating expenses	492.4	524.9	88.7	1,106.0

	520.4	601.8	96.5	1,218.7

Operating income	203.3	239.6	43.2	486.1

Non-operating (income) and expenses:
Investment and other (income) loss	0.6	(6.9)	11.3	5.0
Income from equity method investments	(7.9)	(57.2)	(7.6)	(72.7)
Investment (income) loss from Affiliate investments in partnerships	—	—	—	—
Interest expense	37.6	54.8	8.7	101.1

	30.3	(9.3)	12.4	33.4

Income before income taxes	173.0	248.9	30.8	452.7
Income taxes	34.4	53.4	5.3	93.1

Net income	138.6	195.5	25.5	359.6
Net income (non-controlling interests)	(73.1)	(105.3)	(16.3)	(194.7)
Net (income) loss (non-controlling interests in partnerships)	—	—	—	—

Net income (controlling interest)	$65.5	$90.2	$9.2	$164.9

Total assets	$1,920.6	$2,836.2	$462.1	$5,218.9
Goodwill	$785.0	$1,071.4	$260.9	$2,117.3

        In 2009, 2010 and 2011, revenue attributable to clients domiciled outside the U.S. was approximately 18%, 33% and 39% of total revenue, respectively.

        As of December 31, 2009, equity method investments of $12.1 million, $602.1 million and $44.1 million were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2010, equity method investments of $9.1 million, $630.1 million and $39.7 million were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively. As of December 31, 2011, equity method investments of $75.6 million, $490.6 million and $49.6 million were included in the total assets of the Mutual Fund, Institutional and High Net Worth segments, respectively.

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2011	$38.4	$—	$—	$2.8	$35.6
2010	33.1	5.3	—	—	38.4
2009	39.8	0.9	—	7.6	33.1
Other Allowances(1)
Year Ending December 31,
2011	$8.5	$1.2	$—	$0.1	$9.6
2010	13.2	—	—	4.7	8.5
2009	19.0	0.3	—	6.1	13.2

(1)
Other Allowances represents reserves on notes received in connection with transfers of our interests in certain Affiliates as well as other receivable amounts, which we consider uncollectible.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting," which is incorporated by reference herein.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item will be set forth in our proxy statement for our 2012 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2011) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 23, 2012	By:	/s/ SEAN M. HEALEY
Sean M. Healey Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SEAN M. HEALEY Sean M. Healey	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2012
/s/ JAY C. HORGEN Jay C. Horgen	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 23, 2012
/s/ SAMUEL T. BYRNE Samuel T. Byrne	Director	February 23, 2012
/s/ DWIGHT D. CHURCHILL Dwight D. Churchill	Director	February 23, 2012
/s/ HAROLD J. MEYERMAN Harold J. Meyerman	Director	February 23, 2012
/s/ WILLIAM J. NUTT William J. Nutt	Director	February 23, 2012
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	February 23, 2012
/s/ PATRICK T. RYAN Patrick T. Ryan	Director	February 23, 2012
/s/ JIDE J. ZEITLIN Jide J. Zeitlin	Director	February 23, 2012

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Second Amended and Restated By-laws(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust I, dated as of April 3, 2006, by and among Affiliated Managers Group, Inc., Christiana Bank & Trust Company, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Administrative Trustee, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust I(5)
4.3
Indenture, dated as of April 3, 2006, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(5)
4.4
Guarantee Agreement, dated as of April 3, 2006, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(5)
4.5
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II(6)
4.6
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(6)
4.7
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(6)
4.8	Indenture related to the 3.95% Convertible Senior Notes due 2038, dated as of August 6, 2008, by and between Affiliated Managers Group, Inc. and The Bank of New York Mellon Trust Company, N.A.(7)
10.1
Fourth Amended and Restated Credit Agreement, dated as of January 12, 2011, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as Administrative Agent, and the several lenders from time to time parties thereto(8)
10.2
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 5, 2011, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as Administrative Agent, and the several lenders from time to time parties thereto(9)
10.3
Fifth Amended and Restated Credit Agreement, dated as of November 3, 2011, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as Administrative Agent, and the several lenders from time to time parties thereto(10)

10.4		Term Credit Agreement, dated as of November 3, 2011, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as Administrative Agent, and the several lenders from time to time parties thereto(10)
10.5	†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.6	†	Affiliated Managers Group, Inc. Executive Incentive Plan (f/k/a Long-Term Executive Incentive Plan)(12)
10.7	†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.8	†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.9	†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.10	†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(2)
10.11	†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.12	†	Affiliated Managers Group, Inc. Deferred Compensation Plan(15)
10.13	†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(16)
10.14	†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan(17)
10.15	†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP*
10.16		Distribution Agency Agreement, dated as of July 26, 2011, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A. (18)
10.17		Form of Confirmation Letter Agreement, dated as of July 26, 2011, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(18)
10.18		Distribution Agency Agreement, dated as of July 26, 2011, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(18)
10.19		Form of Confirmation Letter Agreement, dated as of July 26, 2011, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(18)
10.20		Form of 2011 Indemnification Agreement entered into by each Director and Executive Officer(19)
10.21		Transition and Advisory Services Agreement, dated as of February 1, 2011, by and between Affiliated Managers Group, Inc. and Darrell W. Crate(20)
21.1		Schedule of Subsidiaries*
23.1		Consent of PricewaterhouseCoopers LLP*
31.1		Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following financial statements from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Equity for the years ended December 31, 2011, 2010, and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) the Notes to the Consolidated Financial Statements.

†
Indicates a management contract or compensatory plan

*
Filed herewith

**
Furnished herewith

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)
Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(3)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006

(4)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2010

(5)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 7, 2006

(6)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed October 18, 2007

(7)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed August 12, 2008

(8)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed January 13, 2011

(9)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed July 6, 2011

(10)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed November 4, 2011

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000

(12)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2010

(13)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004

(14)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005

(15)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009, as amended

(16)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed December 17, 2010

(17)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011

(18)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed August 9, 2011

(19)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011

(20)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2011