Form 10-Q
period 2012-03-31
AFFILIATED MANAGERS GROUP INC
filed 2012-05-08
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        There were 51,360,976 shares of the registrant's common stock outstanding on May 2, 2012.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2011	2012
Revenue	$426.3	$417.7
Operating expenses:
Compensation and related expenses	179.5	181.1
Selling, general and administrative	87.5	85.0
Amortization of intangible assets	22.1	30.4
Depreciation and other amortization	3.8	3.4
Other operating expenses	8.5	9.0

	301.4	308.9

Operating income	124.9	108.8

Non-operating (income) and expenses:
Investment and other income	(8.7)	(10.4)
Income from equity method investments	(10.2)	(14.5)
Interest expense	19.4	18.6
Imputed interest expense and contingent payment arrangements	8.3	(2.5)

	8.8	(8.8)

Income before income taxes	116.1	117.6
Income taxes	26.7	24.6

Net income	89.4	93.0
Net income (non-controlling interests)	(50.3)	(55.6)

Net income (controlling interest)	$39.1	$37.4

Average shares outstanding—basic	51.8	51.6
Average shares outstanding—diluted	53.1	52.9
Earnings per share—basic	$0.76	$0.72
Earnings per share—diluted	$0.74	$0.71

The accompanying notes are an integral part of the Consolidated Financial Statements.

 AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	For the Three Months Ended March 31,
	2011	2012
Net income	$89.4	$93.0

Other comprehensive income (loss):
Foreign currency translation adjustment	14.2	14.4
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	0.7	(0.1)
Change in net unrealized gain (loss) on investment securities, net of tax	(3.5)	9.1

Other comprehensive income	11.4	23.4

Comprehensive income	100.8	116.4
Comprehensive income (non-controlling interests)	(50.3)	(57.3)

Comprehensive income (controlling interest)	$50.5	$59.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2011	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$449.5	$393.7
Investment advisory fees receivable	214.9	224.6
Investments in marketable securities	100.4	122.6
Unsettled fund share receivables	34.5	80.7
Prepaid expenses and other current assets	77.1	73.6

Total current assets	876.4	895.2
Fixed assets, net	69.1	70.2
Equity investments in Affiliates	615.8	599.2
Acquired client relationships, net	1,321.1	1,298.8
Goodwill	2,117.3	2,125.8
Other assets	219.2	220.7

Total assets	$5,218.9	$5,209.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$343.6	$246.2
Unsettled fund share payables	40.8	83.7
Payables to related party	33.2	17.1

Total current liabilities	417.6	347.0
Senior bank debt	250.0	250.0
Senior convertible securities	435.6	439.2
Junior convertible trust preferred securities	512.6	513.3
Deferred income taxes	506.0	525.8
Other long-term liabilities	145.7	151.4

Total liabilities	2,267.5	2,226.7
Redeemable non-controlling interests	451.8	509.6
Equity:
Common stock	0.5	0.5
Additional paid-in capital	927.5	876.2
Accumulated other comprehensive income	50.0	71.7
Retained earnings	1,176.7	1,214.1

	2,154.7	2,162.5
Less treasury stock, at cost	(288.7)	(300.1)

Total stockholders' equity	1,866.0	1,862.4
Non-controlling interests	633.6	611.2

Total equity	2,499.6	2,473.6

Total liabilities and equity	$5,218.9	$5,209.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2011	$0.5	$927.5	$50.0	$1,176.7	$(288.7)	$633.6	$2,499.6
Stock issued under option and other incentive plans	—	(9.8)	—	—	24.7	—	14.9
Tax benefit of option exercises	—	3.9	—	—	—	—	3.9
Changes in Affiliate equity value	—	(53.5)	—	—	—	6.1	(47.4)
Share-based payment arrangements	—	8.1	—	—	—	—	8.1
Distributions to non-controlling interests	—	—	—	—	—	(85.8)	(85.8)
Repurchase of common shares	—	—	—	—	(36.1)	—	(36.1)
Net income	—	—	—	37.4	—	55.6	93.0
Other comprehensive income	—	—	21.7	—	—	1.7	23.4

March 31, 2012	$0.5	$876.2	$71.7	$1,214.1	$(300.1)	$611.2	$2,473.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Three Months Ended March 31,
	2011	2012
Cash flow from operating activities:
Net income	$89.4	$93.0
Adjustments to reconcile Net income to net cash flow from operating activities:
Amortization of intangible assets	22.1	30.4
Amortization of issuance costs	2.6	1.8
Depreciation and other amortization	3.8	3.4
Deferred income tax provision	9.6	13.4
Imputed interest expense and contingent payment arrangements	8.3	(2.5)
Income from equity method investments, net of amortization	(10.2)	(14.5)
Distributions received from equity method investments	64.9	36.8
Tax benefit from exercise of stock options	0.8	0.4
Share-based compensation	6.1	8.2
Affiliate equity expense	3.5	2.2
Other adjustments	(2.4)	(6.0)
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	3.0	(12.5)
Increase in prepaids and other current assets	(2.5)	(9.1)
Increase in other assets	(1.6)	(0.5)
Increase in unsettled fund shares receivable	(60.7)	(45.2)
Increase in unsettled fund shares payable	54.5	41.6
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(62.9)	(88.4)

Cash flow from operating activities	128.3	52.5

Cash flow from (used in) investing activities:
Investments in Affiliates	(13.3)	—
Purchase of fixed assets	(1.7)	(1.3)
Purchase of investment securities	(6.6)	(9.5)
Sale of investment securities	10.3	12.9

Cash flow from (used in) investing activities	(11.3)	2.1

Cash flow used in financing activities:
Repayments of senior bank debt	(120.0)	—
Issuance of common stock	15.2	15.1
Repurchase of common stock	—	(32.7)
Issuance costs	(7.7)	—
Excess tax benefit from exercise of stock options	4.9	3.5
Settlement of treasury lock	4.0	—
Note payments	0.3	(0.2)
Distributions to non-controlling interests	(68.6)	(82.0)
Affiliate equity issuances and repurchases	(7.8)	(16.9)

Cash flow used in financing activities	(179.7)	(113.2)

Effect of foreign exchange rate changes on cash and cash equivalents	2.2	2.8
Net decrease in cash and cash equivalents	(60.5)	(55.8)
Cash and cash equivalents at beginning of period	313.3	449.5

Cash and cash equivalents at end of period	$252.8	$393.7

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$9.5	$1.0
Payables recorded for Affiliate equity purchases	7.0	11.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("AMG" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 includes additional information about AMG, its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.

        All dollar amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.     Senior Bank Debt

        The Company entered into a $1.0 billion senior unsecured credit facility in November 2011 (the "credit facility"), consisting of a $750.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan"), the principal terms of which are similar to the Company's previous senior unsecured credit facility. The term loan and $720.0 million of the revolver have a five-year maturity (maturing November 2016); the remaining $30.0 million of the revolver matures in January 2015. Subject to certain conditions, the Company may increase the revolver and the term loan by up to $150.0 million and $250.0 million, respectively.

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes. As of March 31, 2012, the Company was in compliance with all terms of its credit facility.

        As further described in Note 13, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Convertible Securities

        At March 31, 2012, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2011		March 31, 2012
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$435.6	$460.0	$439.2	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$297.8	$430.8	$298.2	$430.8
2006 junior convertible trust preferred securities(1)	214.8	300.0	215.1	300.0

Total junior convertible securities	$512.6	$730.8	$513.3	$730.8

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

(1)
The Company may redeem the notes for cash (subject to the holders' rights to convert) at any time on or after August 15, 2013. The holders may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported Interest expense. These deductions will result in deferred tax liabilities of approximately $24.5 million in 2012. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities.

4.     Forward Equity Sale Agreements

        In July 2011, the Company entered into a forward equity sale agreement with two major securities firms under which it may sell shares of common stock with an aggregate sales price of up to $300.0 million. This agreement replaced all then outstanding forward equity sale agreements. As of March 31, 2012, no forward equity sales have occurred.

5.     Income Taxes

        The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended March 31,
	2011	2012
Controlling Interests:
Current tax	$13.5	$8.0
Intangible related deferred taxes	12.9	9.9
Other deferred taxes	(2.8)	2.9

Total controlling interests	23.6	20.8

Non-Controlling Interests:
Current tax	$3.6	$3.2
Deferred taxes	(0.5)	0.6

Total non-controlling interests	3.1	3.8

Provision for income taxes	$26.7	$24.6

Income before income taxes (controlling interest)	$62.7	$58.2

Effective tax rate attributable to controlling interests(1)	37.6%	35.7%

(1)
Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2011	2012
Current:
Federal	$6.1	$1.0
State	3.1	2.7
Foreign	7.9	7.5

Total current	17.1	11.2

Deferred:
Federal	$11.3	$13.4
State	0.7	1.1
Foreign	(2.4)	(1.1)

Total deferred	9.6	13.4

Provision for income taxes	$26.7	$24.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2011	March 31, 2012
Deferred Tax Assets
State net operating loss carryforwards	$26.5	$26.2
Foreign tax credit carryforwards	15.1	13.7
Deferred compensation	17.5	18.7
Tax benefit of uncertain tax positions	11.6	11.9
Accrued expenses	11.6	9.6
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	83.8	81.6
Valuation allowance	(35.6)	(34.6)

Deferred tax assets, net of valuation allowance	$48.2	$47.0

Deferred Tax Liabilities
Intangible asset amortization	$(247.1)	$(257.3)
Convertible securities interest	(171.1)	(175.5)
Non-deductible intangible amortization	(127.2)	(126.5)
Deferred revenue	(5.6)	(10.5)
Other	(3.2)	(3.0)

Total deferred tax liabilities	(554.2)	(572.8)

Net deferred tax liability	$(506.0)	$(525.8)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's 2008 senior convertible notes and junior convertible trust preferred securities also generate deferred tax liabilities because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        At March 31, 2012, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2011. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2011. The valuation allowances at December 31, 2011 and March 31, 2012 were principally related to the Company's ability to generate sufficient taxable income prior to the expiration of these carryforwards.

        The Company carried a liability for uncertain tax positions of $21.8 million as of March 31, 2012. These amounts included $1.7 million of interest and related charges. The Company does not anticipate that this liability will change significantly over the next twelve months.

        The Company periodically has tax examinations in the United States and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	For the Three Months Ended March 31,
	2011	2012
Numerator:
Net income (controlling interest)	$39.1	$37.4

Denominator:
Average shares outstanding—basic	51.8	51.6
Effect of dilutive instruments:
Stock options and other awards	1.3	1.3

Average shares outstanding—diluted	53.1	52.9

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

        For the three months ended March 31, 2012, the Company repurchased approximately 0.3 million shares of common stock under the share repurchase programs approved by the Company's Board of Directors.

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended March 31,
	2011	2012
Stock options and other awards	0.6	1.2
Senior convertible securities	4.2	4.2
Junior convertible trust preferred securities	3.7	3.7

        As discussed further in Note 16, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Commitments and Contingencies

        The Company and its Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals for matters for which the outcome is probable and the amount of the liability can be reasonably estimated. Management believes that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on the Company.

        Certain Affiliates operate under regulatory authorities which require that they maintain minimum financial or capital requirements. Management is not aware of any significant violations of such financial requirements occurring during the period.

        In connection with its investment in Pantheon Ventures, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of March 31, 2012, these commitments totaled approximately $80.6 million and may be called in future periods. Russell Investments (Pantheon Ventures' former owner) is contractually obligated to reimburse the Company for $45.6 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $496.3 million through 2017. As of March 31, 2012, the Company expects to make payments of $99.9 million to settle these contingent obligations in 2012–2015 (these payments are calculated to have a net present value of $83.1 million), of which $72.0 million is expected to be settled in the fourth quarter of 2012 and the remainder to be settled between 2014 and 2015. In the first quarter of 2012, the Company reduced its current estimate of payments to be made under these agreements and recognized a gain of $9.9 million ($5.0 million attributable to the controlling interest). This gain has been classified within Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

8.     Investments

Investments in Marketable Securities

        Investment in marketable securities at December 31, 2011 and March 31, 2012 were $100.4 million and $122.6 million, respectively. These investments are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.

Available-for-Sale Investments

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale at December 31, 2011 and March 31, 2012:

December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$97.6	$1.4	$(12.7)	$86.3

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities	$92.1	$12.0	$(2.6)	$101.5

        As of March 31, 2012, the Company has invested $83.3 million in Value Partners, representing 7.8% of the outstanding common stock.

        The following is a summary of the Company's realized gains and losses on investments classified as available-for-sale:

	For the Three Months Ended March 31,
	2011	2012
Gains	$0.2	$—
Losses	—	—

Net realized gains	$0.2	$—

Trading Securities

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as trading securities at December 31, 2011 and March 31, 2012:

December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$13.5	$0.9	$(0.3)	$14.1

March 31, 2012

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$9.6	$11.5	$—	$21.1

        The following is a summary of the Company's realized gains and losses on investments classified as trading securities:

	For the Three Months Ended March 31,
	2011	2012
Gains	$0.2	$0.5
Losses	(0.3)	(0.3)

Net realized gains (losses)	$(0.1)	$0.2

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost Method Investments

        As of December 31, 2011 and March 31, 2012, the Company has $14.6 million in cost method investments. These investments are recorded in Other assets.

Other Investments

        Other investments consist of investments in funds advised by Affiliates. As of December 31, 2011 and March 31, 2012, the Company's other investments were $145.3 million and $157.0 million, respectively. These assets are reported within Prepaid expenses and other current assets ($31.2 million and $37.4 million at December 31, 2011 and March 31, 2012, respectively) and Other assets ($114.1 million and $119.6 million at December 31, 2011 and March 31, 2012, respectively) in the Consolidated Balance Sheets. The income or loss related to these investments is classified within Investment and other income in the Consolidated Statements of Income.

9.     Fair Value Measurements

        The Company determines the fair value of certain investment securities and other financial and nonfinancial assets and liabilities. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in the principal market for the asset or liability, or absent a principal market, the most advantageous market for the asset or liability, utilizing a hierarchy of three different valuation techniques:

  Level 1—Unadjusted quoted market prices for identical instruments in active markets;

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

  Level 3—Prices reflect the Company's own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect the Company's estimation of assumptions that market participants would use in pricing the asset or liability.

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2011
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$23.2	$23.2	$—	$—
Investments in marketable securities(1)
Trading securities	14.1	14.1	—	—
Available-for-sale securities	86.3	86.3	—	—
Other investments(2)	145.3	31.1	10.8	103.4
Financial Liabilities
Contingent payment arrangements(3)	$87.1	$—	$—	$87.1
Obligations to related parties(4)	92.0	—	—	92.0
Interest rate derivatives	2.9	—	2.9	—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	March 31, 2012
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$12.3	$12.3	$—	$—
Investments in marketable securities(1)
Trading securities	21.1	21.1	—	—
Available-for-sale securities	101.5	101.5	—	—
Other investments(2)	157.0	34.5	15.0	107.5
Financial Liabilities
Contingent payment arrangements(3)	$83.1	$—	$—	$83.1
Obligations to related parties(4)	77.6	—	—	77.6
Interest rate derivatives	3.0	—	3.0	—

(1)
Principally investments in equity securities.

(2)
Other investments are reported within Prepaid expenses and other current assets and Other assets.

(3)
Net present value of expected payments under contingent payment arrangements are reported in Accounts payable and accrued liabilities and Other long-term liabilities.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates which are valued using net asset value ("NAV"). These investments are classified as Level 1.

        Other investments are valued using NAV. Investments in actively traded funds that calculate daily NAVs are classified as Level 1. Investments in funds that permit redemptions monthly or quarterly are classified as Level 2. Investments in funds that are subject to longer redemption restrictions are classified as Level 3. The fair value of Level 3 assets is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

        Interest rate derivatives include interest rate swaps. The fair value of these assets is determined by model-derived valuations in which all significant inputs were observable in active markets.

        Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company's business combinations. The significant unobservable inputs used in the fair value measurement of these obligations are growth and discount rates. Increases in the growth rate would result in a higher obligation while an increase in the discount rate would result in a lower obligation.

        Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The significant unobservable inputs used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate would result in a higher obligation while an increase in the discount rate would result in a lower obligation. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV.

        The following table presents certain quantitative information about the significant unobservable inputs used in valuing our Level 3 liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range
Contingent payment arrangements	$83.1	Discounted cash flow	Growth rates	10.0% - 18.0%
			Discount rates	14.0% - 18.0%
Affiliate equity repurchase obligations	14.9	Discounted cash flow	Growth rates	8.0% - 17.5%
			Discount rates	16.0% - 24.0%

        The following table presents the changes in Level 3 assets and liabilities for the three months ended March 31, 2011 and 2012:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended March 31, 2011	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$85.7	$1.1	(1)	$5.6	(1)	$2.8	$(1.7)	$—	$93.5
Contingent payment arrangements	77.6	—		5.4	(2)	—	—	—	83.0
Obligations to related parties	79.6	0.3	(3)	2.5	(3)	9.6	(24.1)	—	67.9

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended March 31, 2012	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$103.4	$(0.8	)(1)	$2.5	(1)	$4.8	$(2.4)	$—	$107.5
Contingent payment arrangements	87.1	—		(4.0	)(2)	—	—	—	83.1
Obligations to related parties	92.0	(0.3	)(3)	1.0	(3)	14.4	(29.5)	—	77.6

(1)
Gains and losses on Other investments are recorded in Investment and other income.

(2)
Accretion and changes to payment estimates under the Company's contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements and foreign currency translation adjustments related to such arrangements are recorded as Other comprehensive income.

(3)
Gains and losses associated with agreements to repurchase Affiliate equity are recorded in Imputed interest expense and contingent payment arrangements. Gains and losses related to liabilities offsetting certain investments are recorded in Investment and other income.

        During the three months ended March 31, 2012, financial assets valued at $2.0 million were transferred from Level 1 to Level 2. There were no significant transfers of financial assets or liabilities in the three months ended March 31, 2011.

        The Company relies on the NAV of certain investments as their fair value. The NAVs have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2011 and March 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2011		March 31, 2012
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$103.4	$80.5	$107.5	$84.4
Other funds(2)	47.2	—	67.5	—

	$150.6	$80.5	$175.0	$84.4

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

        The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at March 31, 2012 was $516.4 million and $664.0 million, respectively. These securities are classified as Level 2 because the fair value was determined utilizing observable inputs in non-active markets.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Variable Interest Entities

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

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2011		March 31, 2012
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,618.4	$1.1	$4,104.6	$1.6
Trust preferred vehicles	9.0	9.0	9.0	9.0

11.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. The Company also has liabilities to related parties for deferred purchase price and contingent payment arrangements in connection with certain business combinations as well as liabilities offsetting certain investments which are held by the Company but economically attributable to a related party.

        The total receivable at December 31, 2011 was $41.3 million, of which $1.4 million is included in Prepaid expenses and other current assets and $39.9 million is included in Other assets. The total receivable at March 31, 2012 was $40.0 million, of which $1.5 million is included in Prepaid expenses and other current assets and $38.5 million is included in Other assets. The total payable as of December 31, 2011 was $147.5 million, of which $33.2 million is included in current liabilities and $114.3 million is included in Other long-term liabilities. The total payable as of March 31, 2012 was $132.2 million, of which $17.1 million is included in current liabilities and $115.1 million is included in Other long-term liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the three months ended March 31, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2012	5.1	$68.18
Options granted	0.0	107.63
Options exercised	(0.3)	51.76
Options forfeited	(0.0)	116.35

Unexercised options outstanding—March 31, 2012	4.8	69.19	4.3

Exercisable at March 31, 2012	2.7	62.91	3.6

        The Company's Net income (controlling interest) for the three months ended March 31, 2011 includes compensation expense of $3.8 million (net of income tax benefits of $2.3 million) related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans as compared to compensation expense of $5.0 million (net of income tax benefits of $3.1 million) for the three months ended March 31, 2012. As of March 31, 2012, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $71.8 million over a weighted average period of approximately three years (assuming no forfeitures). As of March 31, 2012, no outstanding options have expiration dates prior to the end of 2012.

13.   Derivative Financial Instruments

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

        During 2010 and 2011, the Company entered into a series of treasury rate lock contracts with a total notional value of $175.0 million which were settled in February 2011 and October 2011 for a net pre-tax loss of $0.7 million. These contracts were intended to hedge the risks associated with changes in interest rates on a fixed-rate debt issuance that is anticipated to occur prior to the end of the second quarter of 2012. The net loss on these contracts is reflected as a component of Other comprehensive income.

        The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012, the Company had posted collateral of $3.9 million related to its interest rate swap contracts.

        The Company records all derivative instruments on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as Interest expense. Hedge ineffectiveness was not material in any periods presented. The Company does not expect to reclassify any material portion of the losses related to these derivative contracts into earnings in the next twelve months.

        The following summarizes the location and amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Comprehensive Income:

	For the Three Months Ended March 31,
	2011	2012
Cash Flow Hedges
Interest rate swaps	$0.6	$(0.1)
Treasury rate locks	0.5	—

Total	$1.1	$(0.1)

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31, 2011	March 31, 2012
Cash Flow Hedges
Interest rate swaps(1)	$(2.9)	$(3.0)

(1)
Presented within Other long-term liabilities.

14.   Segment Information

        Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically-registered investment products as well as non-institutional investment products that are registered abroad. Revenue in the Institutional distribution channel is earned from relationships with public and private client entities, including pension plans, foundations and endowments. Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	For the Three Months Ended March 31, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$184.2	$207.0	$35.1	$426.3
Operating expenses:
Depreciation and other amortization	4.1	19.7	2.1	25.9
Other operating expenses	126.4	127.0	22.1	275.5

	130.5	146.7	24.2	301.4

Operating income	53.7	60.3	10.9	124.9

Non-operating (income) and expenses:
Investment and other (income) loss	(2.3)	(5.0)	(1.4)	(8.7)
Income from equity method investments	(1.4)	(7.7)	(1.1)	(10.2)
Interest expense	10.8	14.6	2.3	27.7

	7.1	1.9	(0.2)	8.8

Income before income taxes	46.6	58.4	11.1	116.1
Income taxes	11.7	12.8	2.2	26.7

Net income	34.9	45.6	8.9	89.4
Net income (non-controlling interests)	(18.3)	(27.2)	(4.8)	(50.3)

Net income (controlling interest)	$16.6	$18.4	$4.1	$39.1

	For the Three Months Ended March 31, 2012
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$175.7	$206.8	$35.2	$417.7
Operating expenses:
Depreciation and other amortization	12.0	19.9	1.9	33.8
Other operating expenses	123.0	129.7	22.4	275.1

	135.0	149.6	24.3	308.9

Operating income	40.7	57.2	10.9	108.8

Non-operating (income) and expenses:
Investment and other (income) loss	(4.0)	(5.1)	(1.3)	(10.4)
Income from equity method investments	(2.6)	(10.5)	(1.4)	(14.5)
Interest expense	0.9	13.2	2.0	16.1

	(5.7)	(2.4)	(0.7)	(8.8)

Income before income taxes	46.4	59.6	11.6	117.6
Income taxes	10.6	11.8	2.2	24.6

Net income	35.8	47.8	9.4	93.0
Net income (non-controlling interests)	(21.1)	(28.9)	(5.6)	(55.6)

Net income (controlling interest)	$14.7	$18.9	$3.8	$37.4

Total assets as of December 31, 2011	$1,920.6	$2,836.2	$462.1	$5,218.9
Total assets as of March 31, 2012	$1,965.9	$2,783.4	$460.6	$5,209.9

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Goodwill and Acquired Client Relationships

Consolidated

        The following table presents the change in goodwill during the three months ended March 31, 2012:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2011	$785.0	$1,071.4	$260.9	$2,117.3
Goodwill acquired	—	—	—	—
Foreign currency translation	1.6	4.3	2.6	8.5

Balance, as of March 31, 2012	$786.6	$1,075.7	$263.5	$2,125.8

        The following table presents the changes in and the components of acquired client relationships at the Company's consolidated Affiliates during the three months ended March 31, 2012:

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance as of December 31, 2011	$970.5	$(317.0)	$653.5	$667.6	$1,321.1
Amortization and impairment	—	(21.7)	(21.7)	(8.7)	(30.4)
Foreign currency translation	1.1	—	1.1	7.0	8.1

Balance as of March 31, 2012	$971.6	$(338.7)	$632.9	$665.9	$1,298.8

        During the three months ended March 31, 2012, the Company determined that the fair value of the indefinite-lived intangible assets at one of its Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, reduced the carrying value by $8.7 million to its fair value ($131.7 million). The fair value of these indefinite-lived assets was calculated using a discounted cash flow analysis, a Level 3 fair value measurement. The significant assumptions used in the valuation were a weighted average annual growth rate of approximately 3.0% and a discount rate of 16.0%. This impairment has been presented within Amortization of intangible assets in the Consolidated Statements of Income. During the second quarter of 2012, this Affiliate has experienced ongoing client redemptions, and the Company believes an additional impairment is likely in the second quarter of 2012.

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2012, these relationships were being amortized over a weighted average life of approximately ten years. Amortization expense for these relationships was $22.1 million for the three months ended March 31, 2011 as compared to $21.7 million for the three months ended March 31, 2012. The Company estimates that its consolidated annual amortization expense will be approximately $90.0 million for the next five years, assuming no additional investments in new or existing Affiliates.

Equity Method

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of March 31, 2012, these relationships were being amortized over a weighted average life of approximately seven years. Amortization expense

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for these relationships was $8.4 million for the three months ended March 31, 2011 as compared to $8.2 million for the three months ended March 31, 2012. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2012	$32.7
2013	32.7
2014	11.2
2015	2.7
2016	0.2

16.   Affiliate Equity

        The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners. In these transactions, if the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the requisite service period. The Company recognized compensation expense related to Affiliate equity of $5.2 million ($3.5 million attributable to the controlling interest) for the three months ended March 31, 2011 as compared to $6.3 million ($2.2 million attributable to the controlling interest) for the three months ended March 31, 2012.

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

        The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance as of January 1, 2012	$451.8
Issuance of Redeemable non-controlling interest	7.0
Repurchase of Redeemable non-controlling interest	(11.2)
Changes in redemption value	62.0

Balance as of March 31, 2012	$509.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the three months ended March 31, 2011 and 2012, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended March 31,
	2011	2012
Net income (controlling interest)	$39.1	$37.4
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	3.8	(6.0)

Change from Net income (controlling interest) and net transfers with non-controlling interests	$42.9	$31.4

17.   Comprehensive Income

        The following table shows the tax effects allocated to each component of other comprehensive income:

	For the Three Months Ended March 31, 2011
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$14.2	$—	$14.2
Change in net realized and unrealized gain on derivative securities	1.1	(0.4)	0.7
Change in net unrealized loss on investment securities	(5.7)	2.2	(3.5)

Other comprehensive income	$9.6	$1.8	$11.4

	For the Three Months Ended March 31, 2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$14.4	$—	$14.4
Change in net realized and unrealized loss on derivative securities	(0.1)	0.0	(0.1)
Change in net unrealized gain on investment securities	14.3	(5.2)	9.1

Other comprehensive income	$28.6	$(5.2)	$23.4

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of accumulated other comprehensive income, net of taxes, are as follows:

	December 31, 2011	Other Comprehensive Income	March 31, 2012
Foreign currency translation adjustments	$57.7	$14.4	$72.1
Realized and unrealized losses on derivative securities	(2.2)	(0.1)	(2.3)
Unrealized gain (loss) on investment securities	(5.5)	9.1	3.6

Accumulated other comprehensive income	50.0	23.4	73.4
Accumulated other comprehensive income (non-controlling interests)	—	(1.7)	(1.7)

Accumulated other comprehensive income (controlling interest)	$50.0	$21.7	$71.7

18.   Recent Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued an update to the fair value measurements and disclosures guidance. The new guidance clarifies existing fair value measurement principles and expands certain disclosure requirements, particularly for measurements categorized as Level 3. The amendment is effective for interim and fiscal periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012. Adoption of this new guidance did not have a material impact on the Company's Consolidated Financial Statements.

19.   Pending Investments

        In March 2012, AMG Wealth Partners, LP, a subsidiary of AMG, announced an agreement to purchase an equity interest in Veritable, LP ("Veritable"). Veritable manages $11.1 billion in assets for ultra-high net worth individuals. Subject to customary closing conditions, regulatory approvals and compliance with other terms of the purchase agreement, the Company anticipates that AMG Wealth Partners' investment in Veritable will close in the second quarter of 2012.

        In April 2012, the Company announced an agreement to purchase Yacktman Asset Management Co. ("Yacktman"). Yacktman manages $16.8 billion of assets, specializing in large-cap equities through a value-oriented approach. Subject to customary closing conditions, regulatory approvals and compliance with other terms of the purchase agreement, the Company anticipates that its investment in Yacktman will close in the third quarter of 2012.

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

        As of March 31, 2012, we manage approximately $363.9 billion in assets through our Affiliates in more than 350 investment products across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. We believe that our diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

  •
  In the Mutual Fund distribution channel, our Affiliates provide advisory or sub-advisory services to mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

  •
  In the Institutional distribution channel, we offer a broad range of investment styles, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for public and private client entities, including pension plans, foundations and endowments, with disciplined and focused investment styles that address the specialized needs of institutional clients.

  •
  The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, which are generally brokerage firms or other sponsors. Our Affiliates provide investment management services through more than 100 managed account and wrap programs. In 2011, we formed AMG Wealth Partners to extend and tailor our innovative partnership approach to investments in boutique wealth management firms.

Pending Investments

        In March 2012, AMG Wealth Partners announced an agreement to purchase an equity interest in Veritable, LP ("Veritable"). Veritable manages $11.1 billion in assets for ultra-high net worth individuals. Subject to customary closing conditions, regulatory approvals and compliance with other terms of the purchase agreement, we anticipate that AMG Wealth Partners' investment in Veritable will close in the second quarter of 2012.

        In April 2012, we announced an agreement to purchase Yacktman Asset Management Co. ("Yacktman"). Yacktman manages $16.8 billion of assets, specializing in large-cap equities through a value-oriented approach. Subject to customary closing conditions, regulatory approvals and compliance with other terms of the purchase agreement, we anticipate that our investment in Yacktman will close in the third quarter of 2012.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in Income from equity method investments, and is therefore reflected in our Net income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($100.2 billion as of March 31, 2012 and included in our reported assets under management) will not affect our reported revenue.

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

Financial Results

        The table below summarizes our financial highlights:

	For the Three Months Ended March 31,
			% Change
(in millions, except as noted and per share data)	2011	2012
Assets under Management (in billions)	$339.8	$363.9	7%
Revenue	426.3	417.7	(2)%
Net income (controlling interest)	39.1	37.4	(4)%
Earnings per share—diluted	0.74	0.71	(4)%
Economic net income(1)	85.1	83.5	(2)%
Economic earnings per share(1)	1.60	1.58	(1)%
EBITDA(2)	118.2	114.1	(3)%

(1)
Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 37.

(2)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 39.

        During the twelve months ended March 31, 2012, the MSCI EAFE decreased 5.3% while the S&P 500 increased 8.5%. Our total assets under management grew to $363.9 billion at March 31, 2012, an increase of approximately 7% over March 31, 2011. The growth in our assets under management was primarily the result of organic growth of our Affiliates from net client cash flows ($23.5 billion).

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2011		March 31, 2012
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class:
Equity(1)	$207.9	63%	$231.9	63%
Alternative(2)	80.3	25%	89.4	25%
Fixed Income(3)(4)	39.3	12%	42.6	12%

Total	$327.5	100%	$363.9	100%

Geography:(5)
Domestic	$109.4	33%	$119.4	32%
Global/International(4)	178.4	55%	198.8	55%
Emerging Markets	39.7	12%	45.7	13%

Total	$327.5	100%	$363.9	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
Our Affiliates currently sponsor money market funds with fund assets representing less than 1% of our assets under management.

(4)
Investments in sovereign and non-sovereign debt of European countries represent less than 1% of our assets under management.

(5)
The Geography of a particular investment product describes the general location of its investment holdings.

        Our assets under management increased during the three months ended March 31, 2012 principally as a result of positive investment performance in all asset classes and organic growth from net client cash flows in our Alternative asset class ($6.0 billion). Our assets under management also increased from positive investment performance across all geographic regions and organic growth from net client cash flows in Global/International ($7.0 billion).

Assets under Management by Operating Segment

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Statement of Changes-Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2011	$85.2	$205.7	$36.6	$327.5
Client cash inflows	6.2	12.3	2.6	21.1
Client cash outflows	(4.8)	(7.3)	(1.9)	(14.0)

Net client cash flows	1.4	5.0	0.7	7.1

Investment performance	8.5	17.1	3.7	29.3

March 31, 2012	$95.1	$227.8	$41.0	$363.9

        As shown in the assets under management table above, client cash inflows totaled $21.1 billion while client cash outflows totaled $14.0 billion for the three months ended March 31, 2012. The net flows for the three months ended March 31, 2012 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended March 31
			% Change
(in millions, except as noted)	2011	2012
Average Assets under Management (in billions)(1)
Including equity method Affiliates:
Mutual Fund	$87.1	$91.1	5%
Institutional	208.0	220.0	6%
High Net Worth	35.8	39.5	10%

Total	$330.9	$350.6	6%

Excluding equity method Affiliates:
Mutual Fund	$79.5	$76.1	(4)%
Institutional	147.9	152.8	3%
High Net Worth	27.6	28.8	4%

Total	$255.0	$257.7	1%

Revenue
Mutual Fund	$184.2	$175.7	(5)%
Institutional	207.0	206.8	(0)%
High Net Worth	35.1	35.2	0%

Total	$426.3	$417.7	(2)%

Net income (controlling interest)(2)
Mutual Fund(3)	$16.6	$14.7	(11)%
Institutional	18.4	18.9	3%
High Net Worth	4.1	3.8	(7)%

Total	$39.1	$37.4	(4)%

EBITDA(4)
Mutual Fund	$38.5	$37.1	(4)%
Institutional	68.9	66.8	(3)%
High Net Worth	10.8	10.2	(6)%

Total	$118.2	$114.1	(3)%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. Assets under management attributable to any investment in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
In 2012, we changed our estimate of payments to be made under certain of our contingent payment arrangements and recognized a gain totaling $9.9 million ($5.0 million attributable to the controlling interest). This gain was allocated $9.3 million, $0.5 million and $0.1 million to our Mutual Fund, Institutional and High Net Worth channels, respectively.

(3)
During 2012, we recorded an $8.7 million expense associated with the revaluation of indefinite-lived intangible assets.

(4)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 39.

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

        Our total revenue decreased $8.6 million (or 2%) in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily from a modest decline in our average fee rates and a decline in performance fees ($1.9 million), partially offset by a 1% increase in average assets under management from our consolidated Affiliates. The increase in average assets under management and the changes in the composition of our assets under management between operating segments did not have a significant impact on our results.

        The following discusses the changes in our revenue by operating segment.

  Mutual Fund Distribution Channel

        The decrease in revenue of $8.5 million (or 5%) in the Mutual Fund distribution channel in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, resulted primarily from a 4% decrease in average assets under management from our consolidated Affiliates. The decrease in average assets under management resulted principally from net client cash flows at our consolidated Affiliates, partially offset by positive investment performance.

  Institutional Distribution Channel

        Revenue in the Institutional distribution channel remained relatively flat in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily from a 3% increase in average assets under management from our consolidated Affiliates, offset by a decline in performance fees. The increase in average assets under management resulted principally from net client cash flows and positive investment performance. Unrelated to the change in assets under management, consolidated performance fee revenue decreased $1.8 million to $2.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

  High Net Worth Distribution Channel

        Revenue in the High Net Worth distribution channel remained relatively flat in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily from a 4% increase in average assets under management from our consolidated Affiliates offset by a modest decline in our average fee rates. The increase in average assets under management resulted principally from net client cash flows and positive investment performance.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2011	2012
Compensation and related expenses	$179.5	$181.1	1%
Selling, general and administrative	87.5	85.0	(3)%
Amortization of intangible assets	22.1	30.4	38%
Depreciation and other amortization	3.8	3.4	(11)%
Other operating expenses	8.5	9.0	6%

Total operating expenses	$301.4	$308.9	2%

        The substantial portion of our operating expenses is incurred by our Affiliates, the majority of which is incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three months ended March 31, 2012, approximately $89.9 million, or about 49.6% of our consolidated compensation expense, was attributable to our Affiliate partners from their Operating Allocations. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased $1.6 million (or 1%) in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This increase was attributable to a $3.2 million increase in costs associated with our global distribution initiatives and was partially offset by a decrease in compensation resulting from the relationship between revenue and operating expenses at Affiliates which experienced decreases in revenue, and accordingly, reported lower compensation expenses.

        Selling, general and administrative expenses decreased $2.5 million (or 3%) in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease resulted primarily from decreases in sub-advisory and distribution expenses attributable to a decrease in assets under management at our Affiliates in the Mutual Fund distribution channel.

        Amortization of intangible assets increased $8.3 million (or 38%) in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This increase was the result of an $8.7 million expense associated with the revaluation of indefinite-lived intangible assets at one of our Affiliates.

        Depreciation and other amortization decreased $0.4 million (or 11%) in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, principally related to a decrease in spending on depreciable assets in recent periods.

        Other operating expenses increased $0.5 million (or 6%) in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This increase was principally attributable to an increase in costs associated with our global distribution initiatives.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended March 31,
			% Change
(in millions)	2011	2012
Income from equity method investments	$10.2	$14.5	42%
Investment and other income	8.7	10.4	20%
Interest expense	19.4	18.6	(4)%
Imputed interest expense and contingent payment arrangements	8.3	(2.5)	n.m.(1)
Income tax expense	26.7	24.6	(8)%

(1)
Percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased $4.3 million (or 42%) in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase is principally as a result of increases in revenue resulting from higher assets under management.

        Investment and other income increased $1.7 million (or 20%) in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase is primarily the result of an increase in Affiliate investment earnings.

        Interest expense decreased $0.8 million (or 4%) in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, principally attributable to $0.8 million in issuance costs related to the credit facility amendment that occurred in the three months ended March 31, 2011.

        Imputed interest expense and contingent payment arrangements consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities, as well as the accretion and revaluation of our contingent payment arrangements. Imputed interest expense and contingent payment arrangements decreased $10.8 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, principally as a result of a $9.9 million gain on revaluation of contingent payment arrangements.

        Income taxes decreased $2.1 million (or 8%) in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as the result of a decrease in Income before income taxes for controlling interests.

Net Income

        The following table summarizes Net income:

	For the Three Months Ended March 31,
			% Change
(in millions)	2011	2012
Net income	$89.4	$93.0	4%
Net income (non-controlling interests)	50.3	55.6	11%
Net income (controlling interest)	39.1	37.4	(4)%

        Net income attributable to non-controlling interests increased $5.3 million (or 11%) in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change resulted principally from the $4.9 million gain on revaluation of contingent payment arrangements as well as increases in Affiliate investment earnings. These increases were offset by previously discussed decreases in revenue.

        Net income (controlling interest) decreased $1.7 million (or 4%) in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as a result of the previously discussed decreases in revenue as well as increases in reported operating expenses, partially offset by the $5.0 million gain on revaluation of contingent payment arrangements.

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

        Under our Economic net income definition, we add to Net income (controlling interest) amortization (including equity method amortization and reductions in the carrying value of our intangible assets), deferred taxes related to intangible assets, non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and Affiliate equity expense. We add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we no longer amortize but which continues to generate tax deductions is added back, because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners, when these transfers have no dilutive effect to our shareholders.

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

        The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

	For the Three Months Ended March 31,
(in millions, except per share data)	2011	2012
Net income (controlling interest)	$39.1	$37.4
Intangible amortization(1)(2)	27.1	35.0
Intangible-related deferred taxes(3)	12.9	9.9
Imputed interest and contingent payment arrangements(4)	4.4	0.6
Affiliate equity expense	1.6	0.6

Economic net income	$85.1	$83.5

Average shares outstanding—diluted	53.1	52.9
Assumed issuance of senior convertible securities shares	—	—
Assumed issuance of junior convertible securities shares	—	—
Dilutive impact of senior convertible securities shares	—	—
Dilutive impact of junior convertible securities shares	—	—

Average shares outstanding—adjusted diluted	53.1	52.9

Economic earnings per share	$1.60	$1.58

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.4 million and $8.2 million for the three months ended March 31, 2011 and 2012, respectively, is reported in Income from equity method investments.

(2)
Our reported intangible amortization, $22.1 million and $30.4 million for the three months ended March 31, 2011 and 2012, respectively, includes $3.4 million and $3.6 million, respectively, of amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. The reported intangible amortization for the three months ended March 31, 2012 includes an $8.7 million expense associated with the revaluation of indefinite-lived intangible assets at one of our Affiliates.

(3)
As described in Note (2) above, we reduced the carrying value of certain of our indefinite-lived intangible assets during the three months ended March 31, 2012 which resulted in a $3.3 million decrease in our intangible-related deferred taxes.

(4)
Our reported Imputed interest expense and contingent payment arrangements, $8.3 million and ($2.5) million for the three months ended March 31, 2011 and 2012, respectively, includes $1.4 million and ($3.5) million of imputed interest attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2011	March 31, 2012
Balance Sheet Data
Cash and cash equivalents	$449.5	$393.7
Senior bank debt	250.0	250.0
2008 senior convertible notes	435.6	439.2
Junior convertible trust preferred securities	512.6	513.3

	For the Three Months Ended March 31,
	2011	2012
Cash Flow Data
Operating cash flow	$128.3	$52.5
Investing cash flow	(11.3)	2.1
Financing cash flow	(179.7)	(113.2)
EBITDA(1)	118.2	114.1

(1)
The definition of EBITDA is presented below under "Supplemental Liquidity Measure".

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At March 31, 2012, our internal leverage ratio was 1.1:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of March 31, 2012, our actual bank leverage and bank interest coverage ratios were 1.5 and 8.1, respectively, and we were in compliance with all terms of our credit facility. We have $750.0 million of remaining capacity under our credit facility and we could borrow the entire amount and remain in compliance with our credit agreement.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(in millions)	2011	2012
Cash flow from operating activities	$128.3	$52.5
Interest expense, net of non-cash items(1)	16.8	16.8
Current tax provision	13.5	8.0
Income from equity method investments, net of distributions(2)	(46.4)	(14.1)
Net income (non-controlling interests)	(50.3)	(55.6)
Changes in assets and liabilities	70.2	114.1
Other non-cash adjustments(3)	(13.9)	(7.6)

EBITDA	$118.2	$114.1

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements ($10.9 million and ($0.7) million for the three months ended March 31, 2011 and 2012, respectively).

(2)
Distributions from equity method investments were $64.9 million and $36.8 million for the three months ended March 31, 2011 and 2012, respectively.

(3)
Other non-cash adjustments include share-based compensation expense, tax benefits from stock options and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.

        In the three months ended March 31, 2012, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash were to make distributions to Affiliate partners and repay our other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of March 31, 2012:

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

Senior Bank Debt

        We entered into a $1.0 billion senior unsecured credit facility in November 2011 (the "credit facility"), consisting of a $750.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan"), the principal terms of which are similar to our previous senior unsecured revolving credit facility. The term loan and $720.0 million of the revolver have a five-year maturity (maturing November 3, 2016); the remaining $30.0 million of the revolver matures January 12, 2015. Subject to certain conditions, we may increase the revolver and the term loan by up to $150.0 million and $250.0 million, respectively. The term loan borrowings were used to repay the outstanding balance under the previous revolving credit facility ($210.0 million) and for general corporate purposes.

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

Convertible Securities

        At March 31, 2012, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue date	August 2008	October 2007	April 2006
Maturity date	August 2038	October 2037	April 2036
Next potential put date	August 2013	N/A	N/A
Par value (in millions)	$460.0	$430.8	$300.0
Carrying value (in millions)(1)	439.2	298.2	215.1
Denomination	1,000	50	50
Current conversion rate	7.959	0.250	0.333
Current conversion price	$125.65	$200.00	$150.00
Stated coupon	3.95%	5.15%	5.10%
Coupon frequency	Semi-annually	Quarterly	Quarterly
Tax deduction rate(2)	9.38%	8.00%	7.50%

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

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of March 31, 2012, the unrealized loss (before taxes) on these contracts was $3.0 million.

        We also entered into treasury rate lock agreements to hedge an anticipated issuance of fixed-rate debt. Treasury lock contracts with a total notional value of $175.0 million were settled in February 2011 and October 2011 for a net pre-tax loss of $0.7 million. These contracts were intended to hedge the risks associated with changes in interest rates on fixed-rate debt issuance that is anticipated to occur prior to the end of the second quarter of 2012. The net loss on these contracts is reflected as a component of Other comprehensive income.

Forward Equity Sale Agreement

        In July 2011, we entered into a forward equity sale agreement with two major securities firms under which we may sell shares of our common stock with an aggregate sales price of up to $300.0 million. This agreement replaced all then outstanding forward equity sale agreements. As of March 31, 2012, no forward equity sales have occurred.

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

        Our current redemption value for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50.0 million of Affiliate equity during 2012, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The decrease in cash flows from operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 resulted principally from decreases in distributions received from equity method investments of $28.1 million and decreases in the collections of Investment advisory fees receivable of $15.5 million, as well as increases in settlements of Accounts payable and accrued liabilities of $25.5 million.

Investing Cash Flow

        The net cash flow from investing activities increased $13.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This was primarily the result of our Affiliate investments during the three months ended March 31, 2011.

        We plan to close our investments in Veritable through our subsidiary, AMG Wealth Partners, and Yacktman in the second and third quarter of 2012, respectively. Both transactions will be financed with existing cash and borrowings under our credit facility.

Financing Cash Flow

        Financing cash flows increased $66.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This was primarily a result of a decrease in repayments of bank debt of $120.0 million, an increase in the repurchase of common stock of $32.7 million, an increase in distributions to non-controlling interests of $13.4 million, as well as an increase in repurchases of Affiliate equity of $9.1 million.

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $3.5 million and $4.9 million as of March 31, 2012 and 2011, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $496.3 million through 2017. In 2012, we expect to make total payments of approximately $72.0 million to settle portions of these contingent arrangements. In addition, we expect to repurchase approximately $50.0 million of interests in certain existing Affiliates in 2012.

        Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.5 million. The timing and amount of repurchases are determined at the discretion of our management. In the three months ended March 31, 2012, we repurchased 0.3 million shares for $36.1 million at an average price per share of $107.65.

        We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2012:

		Payments Due
		Remainder of 2012
(in millions)	Total		2013-2014	2015-2016	Thereafter
Contractual Obligations
Senior bank debt	$250.0	$—	$—	$250.0	$—
Senior convertible securities(1)	941.5	9.1	36.3	36.3	859.8
Junior convertible trust preferred securities	1,662.0	27.7	74.1	74.1	1,486.1
Leases	142.1	20.4	46.8	31.6	43.3
Other liabilities(2)	45.4	17.1	—	—	28.3
Derivative instruments	7.2	1.3	3.5	2.0	0.4

Total contractual obligations	$3,048.2	$75.6	$160.7	$394.0	$2,417.9

Contingent Obligations
Contingent payment obligations(3)	$99.9	$72.0	$18.4	$9.5	$—

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460.0 million in 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price payments for acquisitions. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $21.8 million and $80.6 million as of March 31, 2012, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2012 is approximately $252.1 million and $244.2 million in periods thereafter.

Recent Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued an update to the fair value measurements and disclosures guidance. The new guidance clarifies existing fair value measurement principles and expands certain disclosure requirements, particularly for measurements categorized as Level 3. The amendment is effective for interim and fiscal periods beginning after December 15, 2011. We adopted this guidance in the first quarter of 2012. Adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

        We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our indefinite-lived intangible assets for impairment by comparing their carrying value to the fair value of the investment advisory contract. During the quarter ended March 31, 2012, we determined that the fair value of an indefinite-lived intangible asset at one of our Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, we reduced the asset to its current fair value. The fair value of the indefinite-lived intangible assets was determined by discounting the projected future cash flows associated with the underlying mutual fund contracts (such cash flows being dependent upon projected growth). Our discount rates are developed with input from valuation experts. This impairment, which totaled $8.7 million, has been presented within Amortization of intangible assets in our Consolidated Statements of Income. Further declines in the fair value of this asset will likely result in future impairments. For example, if assets under management underlying this asset were to decline 5% (assuming all other factors remain constant), we would likely record an additional impairment of approximately $7.0 million.

Contingent Payment Arrangements

        Imputed interest expense results, in part, from accreting the fair value of our contingent payment obligations to our projected future payment amounts over the expected life of these arrangements, as well as any changes to our estimate of the future payments. The fair value of our contingent payment arrangements is determined by discounting the projected future payments (such estimates being dependent upon projected revenue) using current market rates. Our discount rates are developed with input from valuation experts. Our expected lives are determined based on the contractual terms of the underlying arrangements.

        During the quarter ended March 31, 2012, we changed our estimate of payments to be made under these arrangements and recognized a gain totaling $9.9 million ($5.0 million of which is attributable to the controlling interest). Changes to our projected future payment amounts could materially affect the amount of Imputed interest expense and contingent payment arrangements we recognize in any period. For example, a 1% change in our assumed discount rate or a 1% change in our projected revenue (assuming all other factors remain constant) at Affiliates with these types of arrangements would result in an increase or decrease to our Imputed interest expense and contingent payment arrangements of $1.0 million and $7.5 million, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2012. Please refer to Item 7A in our 2011 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
January 1–31, 2012	—	$—	—	2,855,472
February 1–29, 2012	50,000	106.89	50,000	2,805,472
March 1–31, 2012	285,000	107.79	285,000	2,520,472

Total	335,000	$107.65	335,000

(1)
In February 2007, July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 3.0 million, 0.5 million and 2.0 million shares, respectively, of our common stock. As of March 31, 2012, 2.5 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 8, 2012	/s/ JAY C. HORGEN Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-laws (incorporated by reference to the Company's Current Report on Form 8-K filed March 6, 2012).
10.1	Service Agreement, dated as of June 7, 2011, by and between Affiliated Managers Group Limited and Andrew Dyson.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Equity for the three month period ended March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX