Form 10-Q
period 2012-06-30
AFFILIATED MANAGERS GROUP INC
filed 2012-08-08
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        There were 51,348,128 shares of the registrant's common stock outstanding on August 2, 2012.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Revenue	$462.3	$429.6	$888.5	$847.2
Operating expenses:
Compensation and related expenses	196.5	188.1	376.0	369.2
Selling, general and administrative	90.6	88.8	178.1	173.8
Intangible amortization and impairments	22.1	114.7	44.2	145.1
Depreciation and other amortization	3.8	3.6	7.6	7.1
Other operating expenses	9.3	9.4	17.7	18.2

	322.3	404.6	623.6	713.4

Operating income	140.0	25.0	264.9	133.8

Non-operating (income) and expenses:
Investment and other (income) loss	6.1	(3.0)	(2.6)	(13.4)
Income from equity method investments	(20.1)	(13.4)	(30.3)	(27.9)
Interest expense	18.1	18.5	37.4	37.1
Imputed interest expense and contingent payment arrangements	8.3	(40.0)	16.6	(42.5)

	12.4	(37.9)	21.1	(46.7)

Income before income taxes	127.6	62.9	243.8	180.5
Income taxes	26.6	2.0	53.4	26.6

Net income	101.0	60.9	190.4	153.9
Net income (non-controlling interests)	(55.5)	(54.3)	(105.9)	(109.9)

Net income (controlling interest)	$45.5	$6.6	$84.5	$44.0

Average shares outstanding—basic	52.1	51.4	51.9	51.5
Average shares outstanding—diluted	53.4	52.7	53.3	52.8
Earnings per share—basic	$0.87	$0.13	$1.63	$0.85
Earnings per share—diluted	$0.85	$0.12	$1.59	$0.83

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Net income	$101.0	$60.9	$190.4	$153.9

Other comprehensive income (loss):
Foreign currency translation adjustment	2.2	(9.9)	16.4	4.5
Change in net realized and unrealized loss on derivative securities, net of tax	(1.5)	(0.5)	(0.8)	(0.6)
Change in net unrealized loss on investment securities, net of tax	(2.2)	(11.4)	(5.7)	(2.3)

Other comprehensive income (loss)	(1.5)	(21.8)	9.9	1.6

Comprehensive income	99.5	39.1	200.3	155.5
Comprehensive income (non-controlling interests)	(55.5)	(54.1)	(105.9)	(111.4)

Comprehensive income (loss) (controlling interest)	$44.0	$(15.0)	$94.4	$44.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2011	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$449.5	$311.0
Investment advisory fees receivable	214.9	248.5
Investments in marketable securities	100.4	105.6
Unsettled fund share receivables	34.5	43.7
Prepaid expenses and other current assets	77.1	66.7

Total current assets	876.4	775.5
Fixed assets, net	69.1	70.9
Equity investments in Affiliates	615.8	587.3
Acquired client relationships, net	1,321.1	1,631.2
Goodwill	2,117.3	2,342.0
Other assets	219.2	207.8

Total assets	$5,218.9	$5,614.7

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$343.6	$267.7
Unsettled fund share payables	40.8	46.8
Payables to related party	33.2	15.8

Total current liabilities	417.6	330.3
Senior bank debt	250.0	445.0
Senior convertible securities	435.6	442.8
Junior convertible trust preferred securities	512.6	514.0
Deferred income taxes	506.0	502.8
Other long-term liabilities	145.7	160.7

Total liabilities	2,267.5	2,395.6
Redeemable non-controlling interests	451.8	481.9
Equity:
Common stock	0.5	0.5
Additional paid-in capital	927.5	898.5
Accumulated other comprehensive income	50.0	50.1
Retained earnings	1,176.7	1,220.7

	2,154.7	2,169.8
Less treasury stock, at cost	(288.7)	(312.2)

Total stockholders' equity	1,866.0	1,857.6
Non-controlling interests	633.6	879.6

Total equity	2,499.6	2,737.2

Total liabilities and equity	$5,218.9	$5,614.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2011	$0.5	$927.5	$50.0	$1,176.7	$(288.7)	$633.6	$2,499.6
Stock issued under option and other incentive plans	—	(15.2)	—	—	37.4	—	22.2
Tax benefit of option exercises	—	5.5	—	—	—	—	5.5
Changes in Affiliate equity value	—	(35.7)	—	—	—	10.8	(24.9)
Share-based payment arrangements	—	16.4	—	—	—	—	16.4
Distributions to non-controlling interests	—	—	—	—	—	(120.3)	(120.3)
Investments in Affiliates	—	—	—	—	—	244.1	244.1
Repurchase of common shares	—	—	—	—	(60.9)	—	(60.9)
Net income	—	—	—	44.0	—	109.9	153.9
Other comprehensive income	—	—	0.1	—	—	1.5	1.6

June 30, 2012	$0.5	$898.5	$50.1	$1,220.7	$(312.2)	$879.6	$2,737.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Cash flow from operating activities:
Net income	$101.0	$60.9	$190.4	$153.9
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	22.1	114.7	44.2	145.1
Amortization of issuance costs	1.8	1.8	4.4	3.7
Depreciation and other amortization	3.8	3.6	7.6	7.1
Deferred income tax provision	7.4	(15.5)	17.0	(2.0)
Imputed interest expense and contingent payment arrangements	8.3	(40.0)	16.6	(42.5)
Income from equity method investments, net of amortization	(20.1)	(13.4)	(30.3)	(27.9)
Distributions received from equity method investments	18.6	21.8	83.5	58.6
Tax benefit from exercise of stock options	—	0.3	0.8	0.7
Share-based compensation	5.9	7.9	12.0	16.1
Affiliate equity expense	3.7	4.9	7.2	7.1
Other adjustments	12.9	5.4	10.5	(0.6)
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(21.8)	(11.2)	(18.8)	(23.7)
(Increase) decrease in prepaids and other current assets	(0.6)	—	(3.0)	(9.1)
Increase in other assets	(0.7)	(0.4)	(2.3)	(0.9)
(Increase) decrease in unsettled fund shares receivable	12.0	35.5	(48.7)	(9.7)
Increase (decrease) in unsettled fund shares payable	(22.9)	(35.3)	31.5	6.3
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	48.0	42.4	(14.9)	(46.2)

Cash flow from operating activities	179.4	183.4	307.7	236.0

Cash flow used in investing activities:
Investments in Affiliates	—	(405.3)	(13.3)	(405.3)
Purchase of fixed assets	(2.7)	(3.7)	(4.4)	(5.0)
Purchase of investment securities	(2.4)	(1.6)	(9.0)	(11.1)
Sale of investment securities	—	14.6	10.3	27.5

Cash flow used in investing activities	(5.1)	(396.0)	(16.4)	(393.9)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	110.0	195.0	110.0	195.0
Repayments of senior bank debt	(155.0)	—	(275.0)	—
Issuance of common stock	5.7	7.3	20.9	22.4
Repurchase of common stock	—	(28.2)	—	(60.9)
Issuance costs	—	—	(7.7)	—
Excess tax benefit from exercise of stock options	—	1.3	4.9	4.8
Settlement of treasury lock	—	—	4.0	—
Note payments	(72.5)	(0.2)	(72.2)	(0.5)
Distributions to non-controlling interests	(12.4)	(37.6)	(81.0)	(119.6)
Affiliate equity issuances and repurchases	8.0	(6.1)	0.1	(23.0)

Cash flow from (used in) financing activities	(116.2)	131.5	(296.0)	18.2

Effect of foreign exchange rate changes on cash and cash equivalents	0.3	(1.6)	2.6	1.2
Net increase in cash and cash equivalents	58.4	(82.7)	(2.1)	(138.5)
Cash and cash equivalents at beginning of period	252.8	393.7	313.3	449.5

Cash and cash equivalents at end of period	$311.2	$311.0	$311.2	$311.0

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$2.1	$2.0	$11.6	$3.0
Payables recorded for Affiliate equity purchases	5.9	2.4	12.9	13.6
Payables recorded under contingent payment arrangements	—	24.8	—	24.8

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

2.     Senior Bank Debt (see also Note 20 Subsequent Events)

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

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes. As of June 30, 2012, the Company was in compliance with all terms of its credit facility.

        As of December 31, 2011 and June 30, 2012, the Company had outstanding borrowings of $250.0 million and $445.0 million, respectively. As further described in Note 13, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

3.     Convertible Securities

        At June 30, 2012, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2011		June 30, 2012
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$435.6	$460.0	$442.8	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$297.8	$430.8	$298.6	$430.8
2006 junior convertible trust preferred securities(1)	214.8	300.0	215.4	300.0

Total junior convertible securities	$512.6	$730.8	$514.0	$730.8

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  amount greater than its reported Interest expense. These deductions will result in deferred tax liabilities of approximately $24.5 million in 2012. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities.

  4.     Forward Equity Sale Agreements (see also Note 20 Subsequent Events)

          In July 2011, the Company entered into a forward equity sale agreement with two major securities firms under which it was authorized to sell shares of common stock with an aggregate sales price of up to $300.0 million; no forward equity sales occurred under this arrangement.

  5.     Income Taxes

          The consolidated income tax provision includes taxes attributable to the controlling interest and taxes attributable to non-controlling interests as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Controlling Interests:
Current tax	$16.4	$14.3	$30.0	$22.3
Intangible related deferred taxes	12.9	(21.5)	25.8	(11.6)
Other deferred taxes	(5.0)	3.3	(7.8)	6.2

Total controlling interests	24.3	(3.9)	48.0	16.9

Non-Controlling Interests:
Current tax	2.8	3.2	6.4	6.3
Deferred taxes	(0.5)	2.7	(1.0)	3.4

Total non-controlling interests	2.3	5.9	5.4	9.7

Provision for income taxes	$26.6	$2.0	$53.4	$26.6

Income before income taxes (controlling interest)	$69.8	$2.7	$132.5	$60.9

Effective tax rate attributable to controlling interests(1)	34.8%	(144.4)%	36.2%	27.8%

(1)
Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Current:
Federal	$7.0	$1.4	$13.2	$2.4
State	1.7	2.5	4.9	5.1
Foreign	10.5	13.6	18.3	21.1

Total current	19.2	17.5	36.4	28.6

Deferred:
Federal	9.2	(15.6)	20.6	(2.2)
State	0.5	(0.9)	1.1	0.2
Foreign	(2.3)	1.0	(4.7)	0.0

Total deferred	7.4	(15.5)	17.0	(2.0)

Provision for income taxes	$26.6	$2.0	$53.4	$26.6

        During the quarter ended June 30, 2012, the Company reduced its deferred tax valuation allowance by $4.2 million primarily related to indirect tax benefits from foreign tax positions.

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2011	June 30, 2012
Deferred Tax Assets
State net operating loss carryforwards	$26.5	$25.9
Foreign tax credit carryforwards	15.1	14.2
Deferred compensation	17.5	20.5
Tax benefit of uncertain tax positions	11.6	17.1
Accrued expenses	11.6	3.7
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	83.8	82.9
Valuation allowance	(35.6)	(30.4)

Deferred tax assets, net of valuation allowance	48.2	52.5

Deferred Tax Liabilities
Intangible asset amortization	(247.1)	(245.0)
Convertible securities interest	(171.1)	(180.0)
Non-deductible intangible amortization	(127.2)	(123.2)
Deferred revenue	(5.6)	(4.1)
Other	(3.2)	(3.0)

Total deferred tax liabilities	(554.2)	(555.3)

Net deferred tax liability	$(506.0)	$(502.8)

        Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred taxes each reporting period. The Company's 2008 senior convertible notes and junior convertible trust preferred securities also generate deferred tax liabilities because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.

        At June 30, 2012, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2011. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2011. The valuation allowances at December 31, 2011 and June 30, 2012 were principally related to the Company's projections of taxable income prior to the expiration of these carryforwards.

        As of June 30, 2012 the Company carried a liability for uncertain tax positions of $27.1 million, including $2.1 million for interest and related charges and $16.0 million for foreign positions that would generate tax benefits in the United States, if settled. During the three months ended June 30, 2012, the Company increased this liability by $5.1 million for positions taken on its foreign returns and recorded a corresponding deferred tax asset. The Company does not anticipate significant changes in this liability over the next twelve months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Numerator:
Net income (controlling interest)	$45.5	$6.6	$84.5	$44.0

Denominator:
Average shares outstanding—basic	52.1	51.4	51.9	51.5
Effect of dilutive instruments:
Stock options and other awards	1.3	1.3	1.4	1.3

Average shares outstanding—diluted	53.4	52.7	53.3	52.8

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        For the three and six months ended June 30, 2012, the Company repurchased approximately 0.2 million and 0.6 million, respectively shares of common stock under the share repurchase programs approved by the Company's Board of Directors.

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Stock options and other awards	0.6	1.2	0.6	1.2
Senior convertible securities	3.7	3.7	3.7	3.7
Junior convertible trust preferred securities	4.1	4.1	4.1	4.1

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

        In connection with its investment in Pantheon Ventures, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of June 30, 2012, these commitments totaled approximately $73.0 million and may be called in future periods. Russell Investments (Pantheon Ventures' former owner) is contractually obligated to reimburse the Company for $39.8 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $568.1 million through 2017. As of June 30, 2012, the Company expects to make payments of $95.8 million to settle these contingent obligations from 2012 to 2017 (these expected payments have a net present value of $65.7 million), of which $43.2 million is expected to be settled in the fourth quarter of 2012 and the remainder to be settled between 2015 and 2017. For the three months ended June 30, 2012, the Company reduced its current estimate of payments to be made under these agreements and recognized a gain of $47.4 million ($34.6 million attributable to the controlling interest). For the six months ended June 30, 2012, the Company recognized a gain of $57.3 million ($39.6 million attributable to the controlling interest). These gains

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have been classified within Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

8.     Investments

Investments in Marketable Securities

        Investment in marketable securities at December 31, 2011 and June 30, 2012 were $100.4 million and $105.6 million, respectively. These investments are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.

Available-for-Sale Investments

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale at December 31, 2011 and June 30, 2012:

December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$97.6	$1.4	$(12.7)	$86.3

June 30, 2012

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$95.2	$6.8	$(15.7)	$86.3

        As of June 30, 2012, the Company has invested $66.0 million in Value Partners, representing 7.8% of the outstanding common stock. In the second quarter of 2012, the investment in Value Partners declined, resulting in an unrealized loss at June 30, 2012. The Company intends to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

        The following is a summary of the Company's realized gains and losses on investments classified as available-for-sale:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Gains	$—	$—	$0.2	$—
Losses	—	—	—	—

Net realized gains	$—	$—	$0.2	$—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Securities

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as trading securities at December 31, 2011 and June 30, 2012:

December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$13.5	$0.9	$(0.3)	$14.1

June 30, 2012

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$8.2	$11.2	$(0.1)	$19.3

        The following is a summary of the Company's realized gains and losses on investments classified as trading securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Gains	$—	$0.1	$0.4	$0.6
Losses	(0.1)	—	(0.4)	(0.3)

Net realized gains (losses)	$(0.1)	$0.1	$—	$0.3

Other Investments

        Other investments consist of investments in funds advised by Affiliates. As of December 31, 2011 and June 30, 2012, the Company's other investments were $145.3 million and $156.7 million, respectively. These assets are reported within Prepaid expenses and other current assets ($31.2 million and $32.6 million at December 31, 2011 and June 30, 2012, respectively) and Other assets ($114.1 million and $124.1 million at December 31, 2011 and June 30, 2012, respectively) in the Consolidated Balance Sheets. The income or loss related to these investments is classified within Investment and other income in the Consolidated Statements of Income.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

  Level 3—Prices reflect the Company's own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect the Company's assumptions that market participants would use in pricing the asset or liability.

        The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2011
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$23.2	$23.2	$—	$—
Investments in marketable securities(1)
Trading securities	14.1	14.1	—	—
Available-for-sale securities	86.3	86.3	—	—
Other investments(2)	145.3	31.1	10.8	103.4
Financial Liabilities
Contingent payment arrangements(3)	$87.1	$—	$—	$87.1
Obligations to related parties(4)	92.0	—	—	92.0
Interest rate derivatives(5)	2.9	—	2.9	—

		Fair Value Measurements
	June 30, 2012
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$12.2	$12.2	$—	$—
Investments in marketable securities(1)
Trading securities	19.3	19.3	—	—
Available-for-sale securities	86.3	86.3	—	—
Other investments(2)	156.7	30.3	13.4	113.0
Financial Liabilities
Contingent payment arrangements(3)	$62.5	—	—	62.5
Obligations to related parties(4)	79.5	—	—	79.5
Interest rate derivatives(5)	3.8	—	3.8	—

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

(5)
Interest rate derivatives are presented within Other long-term liabilities.

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

        Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates which are valued using net asset value ("NAV"). Publicly traded securities and investments in actively traded funds that calculate daily NAVs are classified as Level 1.

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

        Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company's investments in Affiliates. The significant unobservable inputs used in the fair value measurement of these obligations are growth and discount rates. Increases in the growth rate would result in a higher obligation while an increase in the discount rate would result in a lower obligation.

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

        The following table presents certain quantitative information about the significant unobservable inputs used in valuing our Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range
Contingent payment arrangements	$62.5	Discounted cash flow	Growth rates	7.0% - 10.0%
			Discount rates	15.0% - 18.0%
Affiliate equity repurchase obligations	14.1	Discounted cash flow	Growth rates	8.5% - 17.0%
			Discount rates	16.0% - 24.0%

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the changes in Level 3 financial assets and financial liabilities for the three and six months ended June 30, 2011 and 2012:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended June 30, 2011	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$93.6	$(0.1	)(1)	$4.9	(1)	$5.8	$(2.2)	$—	$102.0
Contingent payment arrangements	83.0	—		4.0	(2)	—	(1.7)	—	85.3
Obligations to related parties	67.9	0.3	(3)	1.1	(3)	3.4	(1.5)	—	71.2

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended June 30, 2012	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$107.5	$(0.9	)(1)	$3.6	(1)	$5.2	$(2.4)	$—	$113.0
Contingent payment arrangements	83.1	—		(45.4	)(2)	24.8	—	—	62.5
Obligations to related parties	77.6	0.7	(3)	(0.2	)(3)	6.0	(4.6)	—	79.5

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Six Months Ended June 30, 2011	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$85.8	$1.0	(1)	$10.5	(1)	$8.6	$(3.9)	$—	$102.0
Contingent payment arrangements	77.6	—		9.4	(2)	—	(1.7)	—	85.3
Obligations to related parties	79.6	0.6	(3)	3.6	(3)	13.0	(25.6)	—	71.2

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Six Months Ended June 30, 2012	Balance, beginning of period	Net realized gains/(losses)		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$103.4	$(1.7	)(1)	$6.1	(1)	$10.0	$(4.8)	$—	$113.0
Contingent payment arrangements	87.1	—		(49.4	)(2)	24.8	—	—	62.5
Obligations to related parties	92.0	0.5	(3)	0.8	(3)	20.3	(34.1)	—	79.5

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

        During the three months ended June 30, 2012, no financial assets were transferred from Level 1 to Level 2. During the six months ended June 30, 2012, financial assets valued at $2.0 million were transferred from Level 1 to Level 2. There were no significant transfers of financial assets or liabilities in the three and six months ended June 30, 2011.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company relies on the NAV of certain investments as their fair value. The NAVs have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2011 and June 30, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2011		June 30, 2012
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$103.4	$80.5	$113.0	$73.0
Other funds(2)	47.2	—	64.5	—

	$150.6	$80.5	$177.5	$73.0

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

        The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at June 30, 2012 were $501.1 million and $665.5 million, respectively. These securities are classified as Level 2 because the fair value was determined utilizing observable inputs in non-active markets.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2011		June 30, 2012
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,618.4	$1.1	$6,591.8	$1.7
Trust preferred vehicles	9.0	9.0	9.0	9.0

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

        The total receivable at December 31, 2011 was $41.3 million, of which $1.4 million is included in Prepaid expenses and other current assets and $39.9 million is included in Other assets. The total receivable at June 30, 2012 was $40.5 million, of which $3.0 million is included in Prepaid expenses and other current assets and $37.5 million is included in Other assets. The total payable as of December 31, 2011 was $147.5 million, of which $33.2 million is included in current liabilities and $114.3 million is included in Other long-term liabilities. The total payable as of June 30, 2012 was $133.9 million, of which $15.8 million is included in current liabilities and $118.1 million is included in Other long-term liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

12.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the six months ended June 30, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2012	5.1	$68.18
Options granted	0.0	107.63
Options exercised	(0.4)	52.02
Options forfeited	(0.0)	116.35

Unexercised options outstanding—June 30, 2012	4.7	69.68	4.1

Exercisable at June 30, 2012	2.5	63.47	3.4

        The Company's Net income (controlling interest) for the three and six months ended June 30, 2011 includes compensation expense of $3.6 million and $7.4 million, respectively (net of income tax benefits of $2.2 million and $4.6 million, respectively) related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans as

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compared to compensation expense of $4.9 million and $9.9 million, (net of income tax benefits of $3.0 million and $6.1 million) for the three and six months ended June 30, 2012. As of June 30, 2012, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $63.9 million over a weighted average period of approximately three years (assuming no forfeitures). As of June 30, 2012, no outstanding options have expiration dates prior to the end of 2012.

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

        During 2010 and 2011, the Company entered into a series of treasury rate lock contracts with a total notional value of $175.0 million which were settled in February 2011 and October 2011 for a net pre-tax loss of $0.7 million. These contracts were intended to hedge the variability of forecasted interest payments on a fixed-rate debt issuance, the first of which was forecasted to occur by June 2012. The net loss on these contracts is reflected as a component of Other comprehensive income and will be reclassified to earnings over the life of the debt or as it becomes probable that the hedged interest rate payments will not occur.

        The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of June 30, 2012, the Company had posted collateral of $4.4 million related to its interest rate swap contracts.

        The Company records all derivative instruments on the balance sheet at fair value. As cash flow hedges, the effective portion of the unrealized gain or loss on the derivative instruments is recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Hedge effectiveness is measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as Interest expense. Hedge ineffectiveness was not material in any periods presented. The Company does not expect to reclassify a significant portion of the losses related to these derivative contracts into earnings in the next twelve months.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes the location and amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Comprehensive Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Cash Flow Hedges
Interest rate swaps	$(2.4)	$(0.8)	$(1.8)	$(0.9)
Treasury rate locks	—	—	0.5	—

Total	$(2.4)	$(0.8)	$(1.3)	$(0.9)

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31, 2011	June 30, 2012
Cash Flow Hedges
Interest rate swaps(1)	$(2.9)	$(3.8)

(1)
Presented within Other long-term liabilities.

14.   Segment Information

        Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Mutual Fund, Institutional and High Net Worth, each of which has different client relationships.

        Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically-registered investment products as well as non-institutional investment products that are registered abroad. Revenue in the Institutional distribution channel is earned from relationships with public and private client entities, including pension plans, foundations, endowments and sovereign wealth funds. Revenue in the High Net Worth distribution channel is earned from relationships with wealthy individuals, family trusts and managed account programs.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

characterization of any growth in profit margin beyond the Company's Owners' Allocation as an operating expense. All other operating expenses (excluding intangible amortization) and interest expense have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

Statements of Income

	For the Three Months Ended June 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$192.5	$233.9	$35.9	$462.3
Operating expenses:
Depreciation and other amortization	4.0	19.8	2.1	25.9
Other operating expenses	130.0	144.2	22.2	296.4

	134.0	164.0	24.3	322.3

Operating income	58.5	69.9	11.6	140.0

Non-operating (income) and expenses:
Investment and other (income) loss	(1.2)	(4.5)	11.8	6.1
(Income) loss from equity method investments	0.9	(19.9)	(1.1)	(20.1)
Interest expense	5.5	11.0	1.6	18.1
Imputed interest and contingent payment arrangements	4.5	3.3	0.5	8.3

	9.7	(10.1)	12.8	12.4

Income (loss) before income taxes	48.8	80.0	(1.2)	127.6
Income taxes	11.0	17.4	(1.8)	26.6

Net income	37.8	62.6	0.6	101.0
Net income (non-controlling interests)	(19.0)	(32.4)	(4.1)	(55.5)

Net income (loss) (controlling interest)	$18.8	$30.2	$(3.5)	$45.5

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2012
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$173.3	$219.5	$36.8	$429.6
Operating expenses:
Depreciation and other amortization	97.7	18.8	1.8	118.3
Other operating expenses	123.3	139.8	23.2	286.3

	221.0	158.6	25.0	404.6

Operating income (loss)	(47.7)	60.9	11.8	25.0

Non-operating (income) and expenses:
Investment and other (income) loss	(0.3)	(3.0)	0.3	(3.0)
Income from equity method investments	(2.8)	(9.3)	(1.3)	(13.4)
Interest expense	5.9	10.9	1.7	18.5
Imputed interest and contingent payment arrangements	(22.7)	(17.5)	0.2	(40.0)

	(19.9)	(18.9)	0.9	(37.9)

Income (loss) before income taxes	(27.8)	79.8	10.9	62.9
Income taxes	(18.1)	18.0	2.1	2.0

Net income (loss)	(9.7)	61.8	8.8	60.9
Net income (non-controlling interests)	(21.6)	(28.4)	(4.3)	(54.3)

Net income (loss) (controlling interest)	$(31.3)	$33.4	$4.5	$6.6

	For the Six Months Ended June 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$376.7	$440.9	$70.9	$888.5
Operating expenses:
Depreciation and other amortization	8.1	39.5	4.2	51.8
Other operating expenses	256.4	271.1	44.3	571.8

	264.5	310.6	48.5	623.6

Operating income	112.2	130.3	22.4	264.9

Non-operating (income) and expenses:
Investment and other (income) loss	(3.5)	(9.5)	10.4	(2.6)
Income from equity method investments	(0.5)	(27.6)	(2.2)	(30.3)
Interest expense	11.8	22.2	3.4	37.4
Imputed interest and contingent payment arrangements	9.0	6.6	1.0	16.6

	16.8	(8.3)	12.6	21.1

Income before income taxes	95.4	138.6	9.8	243.8
Income taxes	22.7	30.3	0.4	53.4

Net income	72.7	108.3	9.4	190.4
Net income (non-controlling interests)	(37.3)	(59.7)	(8.9)	(105.9)

Net income (controlling interest)	$35.4	$48.6	$0.5	$84.5

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2012
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$349.0	$426.2	$72.0	$847.2
Operating expenses:
Depreciation and other amortization	109.7	38.8	3.7	152.2
Other operating expenses	246.2	269.3	45.7	561.2

	355.9	308.1	49.4	713.4

Operating income	(6.9)	118.1	22.6	133.8

Non-operating (income) and expenses:
Investment and other income	(4.3)	(8.1)	(1.0)	(13.4)
Income from equity method investments	(5.4)	(19.8)	(2.7)	(27.9)
Interest expense	12.0	21.8	3.3	37.1
Imputed interest and contingent payment arrangements	(27.9)	(15.2)	0.6	(42.5)

	(25.6)	(21.3)	0.2	(46.7)

Income before income taxes	18.7	139.4	22.4	180.5
Income taxes	(7.5)	29.8	4.3	26.6

Net income	26.2	109.6	18.1	153.9
Net income (non-controlling interests)	(42.7)	(57.3)	(9.9)	(109.9)

Net Income (loss) (controlling interest)	$(16.5)	$52.3	$8.2	$44.0

Balance Sheet Information
Total assets as of December 31, 2011	$1,920.6	$2,836.2	$462.1	$5,218.9
Total assets as of June 30, 2012	$2,302.7	$2,697.2	$614.8	$5,614.7

15.   Business Combinations

        Consistent with the Company's strategic objective to make investments in leading boutique investment and wealth management firms, the Company completed majority investments in Veritable, LP ("Veritable") and Yacktman Asset Management Co. ("Yacktman") on June 29, 2012.

        Veritable, a leading wealth management firm, manages approximately $11.0 billion for ultra-high-net-worth families. The Company's purchase price allocation is provisional and was performed using a financial model that includes assumptions of expected market performance, net client cash flows and discount rates. These provisional amounts may be revised upon completion of the final valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 100% was attributed to the Company's High Net Worth segment. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.

        With approximately $17.0 billion of assets under management, Yacktman specializes in large-cap equities through a unique, value-oriented approach. The Company's purchase price allocation is provisional and was performed using a financial model that includes assumptions of expected market performance, net client cash flows and discount rates. These provisional amounts may be revised upon completion of the final valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 91% and 9% was attributed to the Company's Mutual Fund and High Net Worth segments, respectively. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life. As part of this investment, the Company is

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contingently liable to make payments of up to $75.0 million over the next three to five years upon the achievement of specified revenue targets. The Company projects contingent payments totaling $52.6 million, and as of June 30, 2012, the present value of these payments was $24.8 million.

        The provisional purchase price allocations for these investments are as follows:

	Veritable	Yacktman
Consideration paid	$116.8	$301.0
Non-controlling interests	30.8	213.3
Contingent payment obligations	—	24.8

Enterprise value	$147.6	$539.1

Acquired client relationships	$85.1	$367.5
Tangible assets, net	2.7	9.0
Goodwill	59.8	162.6

	$147.6	$539.1

        Unaudited pro forma financial results are set forth below, giving consideration to the Veritable and Yacktman investments, as if such transactions occurred as of January 1, 2011, assuming the revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Six Months Ended June 30,
	2011	2012
Revenue	$936.6	$922.7
Net income (controlling interest)	90.8	56.0
Earnings per share—basic	$1.75	$1.09
Earnings per share—diluted	$1.70	$1.06

        The unaudited pro forma financial results are not necessarily indicative of the financial results had the investments been consummated at the beginning of the periods presented, nor are they necessarily indicative of the financial results expected in future periods. The pro forma financial results do not include the impact of transaction and integration related costs or benefits that may be expected to result from these investments.

        Veritable and Yacktman's contribution to the Company's revenue and earnings in the quarter ended June 30, 2012 was not significant.

16.   Goodwill and Acquired Client Relationships

Consolidated

        The following table presents the change in goodwill during the six months ended June 30, 2012:

	Mutual Fund	Institutional	High Net Worth	Total
Balance as of December 31, 2011	$785.0	$1,071.4	$260.9	$2,117.3
Goodwill acquired	147.6	0.2	74.6	222.4
Foreign currency translation	(0.6)	1.9	1.0	2.3

Balance as of June 30, 2012	$932.0	$1,073.5	$336.5	$2,342.0

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the changes in and the components of acquired client relationships at the Company's consolidated Affiliates during the six months ended June 30, 2012:

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance as of December 31, 2011	$970.5	$(317.0)	$653.5	$667.6	$1,321.1
New investments	131.1	—	131.1	321.5	452.6
Amortization and impairment	—	(42.9)	(42.9)	(102.2)	(145.1)
Foreign currency translation	0.2	—	0.2	2.4	2.6
Transfer	38.2	—	38.2	(38.2)	—

Balance as of June 30, 2012	$1,140.0	$(359.9)	$780.1	$851.1	$1,631.2

        During 2012, the Company determined that the fair value of the indefinite-lived intangible asset at one of its Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, reduced the carrying value by $93.5 million and $102.2 million, in the three and six months ended June 30, 2012, respectively. The fair value of this asset ($38.2 million) was calculated using a discounted cash flow analysis, a Level 3 fair value measurement. The significant assumptions used in the valuation were declining assets under management (approximately 10% annually) and a discount rate of 15%. While the Company generally considers investment advisory contracts between its Affiliates and their sponsored registered investment companies to have an indefinite life, it was determined that the useful life of this asset was no longer indefinite. Accordingly, the Company reclassified the remaining acquired client relationships to definite-lived.

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2012, these relationships were being amortized over a weighted average life of approximately twelve years. The Company recognized amortization expense for these relationships of $22.1 million and $44.2 million, respectively for the three and six months ended June 30, 2011 as compared to $21.2 million and $42.9 million, respectively for the three and six months ended June 30, 2012. The Company estimates that its consolidated annual amortization expense will be approximately $95.0 million for the next five years, assuming no additional investments in new or existing Affiliates.

Equity Method

        The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of June 30, 2012, these relationships were being amortized over a weighted average life of approximately seven years. The Company recognized amortization expense for these relationships of $8.2 million and $16.6 million, respectively for the three and six months ended June 30, 2011 as compared to $8.2 million and $16.3 million, respectively for the three and six months ended June 30, 2012. Assuming no additional investments in

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity- method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2012	$32.7
2013	32.7
2014	11.2
2015	2.7
2016	0.2

17.   Affiliate Equity

        The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners. These transactions generally occur at fair value. However, if the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the requisite service period. The Company recognized compensation expense related to Affiliate equity of $6.0 million and $11.2 million, respectively ($3.7 million and $7.2 million attributable to the controlling interest) for the three and six months ended June 30, 2011 as compared to $8.8 million and $15.1 million, respectively ($4.8 million and $7.0 million attributable to the controlling interest) for the three and six months ended June 30, 2012.

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

        The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance as of January 1, 2012	$451.8
Issuance of Redeemable non-controlling interest	7.0
Repurchase of Redeemable non-controlling interest	(16.0)
Changes in redemption value	39.1

Balance as of June 30, 2012	$481.9

        During the three and six months ended June 30, 2011 and 2012, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Net income (controlling interest)	$45.5	$6.6	$84.5	$44.0
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(3.4)	(2.6)	0.4	(8.6)

Change from Net income (controlling interest) and net transfers with non-controlling interests	$42.1	$4.0	$84.9	$35.4

18.   Comprehensive Income

        The following table shows the tax effects allocated to each component of other comprehensive income:

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
	Pre-Tax	Tax Expense (Benefit)	Net of Tax	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Foreign currency translation adjustment	$2.2	$—	$2.2	$16.4	$—	$16.4
Change in net realized and unrealized loss on derivative securities	(2.4)	0.9	(1.5)	(1.3)	0.5	(0.8)
Change in net unrealized loss on investment securities	(3.8)	1.6	(2.2)	(9.5)	3.8	(5.7)

Other comprehensive income (loss)	$(4.0)	$2.5	$(1.5)	$5.6	$4.3	$9.9

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
	Pre-Tax	Tax Expense (Benefit)	Net of Tax	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Foreign currency translation adjustment	$(9.9)	$—	$(9.9)	$4.5	$—	$4.5
Change in net realized and unrealized loss on derivative securities	(0.8)	0.3	(0.5)	(0.9)	0.3	(0.6)
Change in net unrealized loss on investment securities	(18.0)	6.6	(11.4)	(3.7)	1.4	(2.3)

Other comprehensive income (loss)	$(28.7)	$6.9	$(21.8)	$(0.1)	$1.7	$1.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of accumulated other comprehensive income, net of taxes, are as follows:

	December 31, 2011	Other Comprehensive Income	June 30, 2012
Foreign currency translation adjustments	$57.7	$4.5	$62.2
Realized and unrealized loss on derivative securities	(2.2)	(0.6)	(2.8)
Unrealized loss on investment securities	(5.5)	(2.3)	(7.8)

Accumulated other comprehensive income	50.0	1.6	51.6
Accumulated other comprehensive income (non-controlling interests)	—	1.5	1.5

Accumulated other comprehensive income (controlling interest)	$50.0	$0.1	$50.1

19.   Recent Accounting Developments

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

        In July 2012, the Financial Accounting Standards Board issued new guidance that provides the option of performing a qualitative assessment before proceeding with a quantitative impairment test for indefinite-lived intangible assets. Following an assessment of qualitative factors, if an entity determines that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, then a quantitative assessment is unnecessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this new guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.

20.   Subsequent Events

        In July 2012, the Company received an additional $75.0 million commitment under its revolver, increasing the facility to $825.0 million.

        On July 31, 2012, the Company announced and closed an additional investment in BlueMountain Capital Management LLC ("BlueMountain"), a leading global credit alternatives manager. Founded in 2003, BlueMountain manages more than $7.0 billion in assets across a diverse set of strategies in the credit markets. With offices in New York and London, BlueMountain is a leader in fundamental long/short, structured credit, arbitrage and equity derivatives.

        In August 2012, the Company sold $200.0 million aggregate principal amount of 6.375% Senior Notes due 2042 (the "2042 Senior Notes") pursuant to an underwriting agreement with three major financial institutions. The unsecured 2042 Senior Notes pay interest quarterly and may be redeemed for cash, in whole or in part, at any time, on or after August 15, 2017. The 2042 Senior Notes' Indenture includes customary provisions regarding events of default. The Company intends to use substantially all of the net proceeds to repay outstanding indebtedness under its revolver.

        In addition, in August 2012, the Board of Directors of the Company approved an amendment and restatement of the Company's forward equity sale agreement with two major securities firms, pursuant to which the Company may now sell shares of common stock with an aggregate sales price of up to $400.0 million. As of August 7, 2012, no forward equity sales have occurred.

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

        As of June 30, 2012, we manage $384.6 billion in assets through our Affiliates across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. The following summarizes our operations in our three principal distribution channels.

  •
  In the Mutual Fund distribution channel, our Affiliates provide advisory or sub-advisory services to mutual funds. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

  •
  In the Institutional distribution channel, we offer a broad range of investment styles, including small, small/mid, mid and large capitalization value, growth equity and emerging markets. In addition, our Affiliates offer quantitative, alternative and fixed income products. Through this distribution channel, our Affiliates manage assets for public and private client entities, including pension plans, foundations, endowments and sovereign wealth funds, with disciplined and focused investment styles that address the specialized needs of institutional clients.

  •
  The High Net Worth distribution channel is comprised broadly of two principal client groups. The first group consists principally of direct relationships with high net worth individuals and families and charitable foundations. For these clients, our Affiliates provide investment management or customized investment counseling and fiduciary services. The second group consists of individual managed account client relationships established through intermediaries, which are generally brokerage firms or other sponsors. Our Affiliates provide investment management services through managed account and wrap programs. In 2011, we formed AMG Wealth Partners to extend and tailor our innovative partnership approach to equity investments in leading boutique wealth management firms.

New Investments

        On June 29, 2012, AMG Wealth Partners completed its investment in Veritable, LP ("Veritable"). Veritable manages approximately $11.0 billion in assets for ultra-high net worth individuals. Veritable provides comprehensive, objective and tax-sensitive investment consultation through an approach customized for each client's specific needs.

        On June 29, 2012, we completed our investment in Yacktman Asset Management Co. ("Yacktman"). Yacktman manages approximately $17.0 billion of assets, specializing in large-cap equities through a unique, value-oriented approach. Yacktman seeks to make investments in high-quality businesses at low valuations with the goal of generating outperformance over the long term.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in Income from equity method investments, and is therefore reflected in our Net income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($103.9 billion as of June 30, 2012 and included in our reported assets under management) will not affect our reported revenue.

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

Financial Results

        The table below summarizes our financial highlights:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions, except as noted and per share data)	2011	2012		2011	2012
Assets under Management (in billions)	$348.4	$384.6	10%	$348.4	$384.6	10%
Revenue	462.3	429.6	(7)%	888.5	847.2	(5)%
Net income (controlling interest)(1)	45.5	6.6	(85)%	84.5	44.0	(48)%
Earnings per share—diluted(1)	0.85	0.12	(86)%	1.59	0.83	(48)%
Economic net income(2)	91.3	87.6	(4)%	176.3	171.1	(3)%
Economic earnings per share(2)	1.71	1.66	(3)%	3.31	3.24	(2)%
EBITDA(3)	123.8	113.7	(8)%	242.0	227.8	(6)%

(1)
We reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates by $93.5 million and $102.2 million, in the three and six months ended June 30, 2012, respectively. We also reduced our current estimate of contingent payment obligations and recognized a gain of $47.4 million ($34.6 million attributable to the controlling interest) and $57.3 million ($39.6 million attributable to the controlling interest), in the three and six months ended June 30, 2012, respectively. Excluding these valuation adjustments, Net income (controlling interest) and Earnings per share—diluted would have been $43.1 million and $0.82 in the three months ended June 30, 2012, respectively, and $82.9 million and $1.57 for the six months ended June 30, 2012, respectively. Management believes the disclosure of Net income (controlling interest) and Earnings per share-diluted excluding these valuation adjustments, both non-GAAP measures, provides for a better comparison between current and prior periods.

(2)
Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 41.

(3)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 43.

        During the twelve months ended June 30, 2012, the MSCI EAFE decreased 13.4% while the S&P 500 increased 5.5%. Our total assets under management grew to $384.6 billion at June 30, 2012, an increase of approximately 10% over June 30, 2011. The growth in our assets under management was primarily the result of organic growth of our Affiliates from net client cash flows ($23.2 billion) and our new investments in Veritable and Yacktman ($28.0 billion).

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2011		June 30, 2012
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class:
Equity(1)	$207.9	63%	$245.9	64%
Alternative(2)	80.3	25%	92.0	24%
Fixed Income(3)(4)	39.3	12%	46.7	12%

Total	$327.5	100%	$384.6	100%

Geography:(5)
Domestic	$109.4	33%	$141.5	37%
Global/International(4)	178.4	55%	200.0	52%
Emerging Markets	39.7	12%	43.1	11%

Total	$327.5	100%	$384.6	100%

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

        Our assets under management increased during the six months ended June 30, 2012 principally as a result of our new investments ($22.9 billion in the Equity asset class and $5.1 billion in Fixed Income) and organic growth from net client cash flows in the Alternative asset class ($10.1 billion) and the Equity asset class ($4.7 billion). Our new investments also increased the Domestic asset class ($25.8 billion) and Global/International ($2.2 billion) while organic growth from net client cash flows increased Global/International ($13.3 billion).

Assets under Management by Operating Segment

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Statement of Changes-Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
March 31, 2012	$95.1	$227.8	$41.0	$363.9
New investments(1)	14.8	0.0	13.2	28.0

Adjusted March 31, 2012	109.9	227.8	54.2	391.9
Client cash inflows	9.1	9.6	2.5	21.2
Client cash outflows	(6.0)	(6.1)	(1.9)	(14.0)

Net client cash flows	3.1	3.5	0.6	7.2

Investment performance	(4.4)	(7.1)	(2.5)	(14.0)
Other(2)	(0.1)	(0.4)	(0.0)	(0.5)

June 30, 2012	$108.5	$223.8	$52.3	$384.6

Statement of Changes-Year to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2011	$85.2	$205.7	$36.6	$327.5
New investments(1)	14.8	0.0	13.2	28.0
Client cash inflows	15.3	21.9	5.0	42.2
Client cash outflows	(10.8)	(13.5)	(3.7)	(28.0)

Net client cash flows	4.5	8.4	1.3	14.2

Investment performance	4.1	10.1	1.2	15.4
Other(2)	(0.1)	(0.4)	(0.0)	(0.5)

June 30, 2012	$108.5	$223.8	$52.3	$384.6

(1)
In the second quarter of 2012, we completed our investments in Veritable and Yacktman. Our presentation of changes in our assets under management is pro forma assuming these investments closed on March 31, 2012.

(2)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $42.2 billion while client cash outflows totaled $28.0 billion for the six months ended June 30, 2012. The net flows for the six months ended June 30, 2012 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2011	2012	% Change	2011	2012	% Change
Average Assets under Management (in billions)(1)
Including equity method Affiliates:
Mutual Fund	$91.9	$92.0	0%	$89.5	$91.5	2%
Institutional	217.8	221.8	2%	212.9	220.9	4%
High Net Worth	36.9	39.7	8%	36.4	39.6	9%

Total	$346.6	$353.5	2%	$338.8	$352.0	4%

Excluding equity method Affiliates:
Mutual Fund	$83.0	$75.4	(9)%	$81.3	$75.7	(7)%
Institutional	153.6	149.7	(3)%	150.7	151.2	0%
High Net Worth	28.3	30.5	8%	28.0	29.7	6%

Total	$264.9	$255.6	(4)%	$260.0	$256.6	(1)%

Revenue
Mutual Fund	$192.5	$173.3	(10)%	$376.7	$349.0	(7)%
Institutional	233.9	219.5	(6)%	440.9	426.2	(3)%
High Net Worth	35.9	36.8	3%	70.9	72.0	2%

Total	$462.3	$429.6	(7)%	$888.5	$847.2	(5)%

Net income (loss) (controlling interest)(2)
Mutual Fund(3)	$18.8	$(31.3)	(266)%	$35.4	$(16.5)	(147)%
Institutional	30.2	33.4	11%	48.6	52.3	8%
High Net Worth(4)	(3.5)	4.5	(229)%	0.5	8.2	1,540%

Total	$45.5	$6.6	(85)%	$84.5	$44.0	(48)%

EBITDA(5)
Mutual Fund	$44.4	$36.4	(18)%	$82.9	$73.5	(11)%
Institutional	80.0	66.9	(16)%	148.9	133.8	(10)%
High Net Worth(4)	(0.6)	10.4	(1,833)%	10.2	20.5	101%

Total	$123.8	$113.7	(8)%	$242.0	$227.8	(6)%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. Assets under management attributable to investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
In 2012, we changed our estimate of payments to be made under certain of our contingent payment arrangements. For the three months ended June 30, 2012, we recognized a gain totaling $47.4 million ($34.6 million attributable to the controlling interest) as a result of this change. The controlling interest portion of the gain was allocated $14.4 million, $20.0 million and $0.2 million to our Mutual Fund, Institutional and High Net Worth channels, respectively. For the six months ended June 30, 2012, we recognized a gain totaling $57.3 million ($39.6 million attributable to the controlling interest) as a result of this change. The controlling interest portion of the gain was allocated $19.1 million, $20.2 million and $0.3 million to our Mutual Fund, Institutional and High Net Worth channels, respectively.

(3)
During the three and six months ended June 30, 2012, we reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates and, accordingly, recorded pre-tax expenses of $93.5 million and $102.2 million, respectively.

(4)
During the three months ended June 30, 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded a $12.8 million write-down which was allocated to our High Net Worth distribution channel.

(5)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 43.

Results of Operations

Revenue

        Our revenue is generally determined by the level of our assets under management and the portion of our assets across our three operating segments, which realize different fee rates, and the recognition of any performance fees. Performance fees are generally measured on absolute or relative investment performance against a benchmark. As a result, the level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management.

        Our total revenue decreased $32.7 million (or 7%) in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily from a 4% decrease in average assets under management from our consolidated Affiliates, a decline in our average fee rates (2%) and a decline in performance fees (1%). The decrease in average assets under management resulted principally from investment performance.

        Our total revenue decreased $41.3 million (or 5%) in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 primarily from a 1% decrease in average assets under management from our consolidated Affiliates, a decline in our average fee rates (3%) and a decline in performance fees (1%). The decrease in average assets under management resulted principally from investment performance, partially offset by net client cash flows. The decline in average fee rates resulted principally from decreases in assets under management that realize comparatively higher fee rates.

        Changes in the composition of our assets under management between operating segments did not have a significant impact on our results.

        The following discusses the changes in our revenue by operating segment.

  Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel decreased $19.2 million (or 10%) in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily from a 9% decrease in average assets under management from our consolidated Affiliates, and revenue decreased $27.7 million (or 7%) in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily from a 7% decrease in average assets under management from our consolidated Affiliates. These decreases in average assets under management resulted principally from investment performance and net client cash flows at our consolidated Affiliates.

  Institutional Distribution Channel

        Our revenue in the Institutional distribution channel decreased $14.4 million (or 6%) in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily from a 3% decrease in average assets under management from our consolidated Affiliates, a decline in our average fee rates (3%) and a decline in performance fees. The decrease in average assets under management resulted principally from investment performance, partially offset by net client cash flows. The decline in our average fee rates resulted principally from decreases in assets under management that realize comparatively higher fee rates. Consolidated performance fee revenue decreased $2.7 million to $15.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

        Our revenue in the Institutional distribution channel decreased $14.7 million (or 3%) in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily from a decline in our average fee rates (3%) and a decline in performance fees while average assets under management from our consolidated Affiliates remained flat as positive net client cash flows were offset by investment performance. The decline in our average fee rates resulted principally from decreases in assets under management that realize comparatively higher fee rates. Consolidated performance fee revenue decreased $4.5 million to $17.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

  High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $0.9 million (or 3%) in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily from a 8% increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our average fee rates (4%). The increase in average assets under management resulted from investment performance and net client cash flows at our consolidated Affiliates. The decline in our average fee rates resulted principally from decreases in assets under management that realize comparatively higher fee rates.

        Our revenue in the High Net Worth distribution channel increased $1.1 million (or 2%) in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily from a 6% increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our average fee rates (4%). The increase in average assets under management resulted from investment performance and net client cash flows at our consolidated Affiliates. The decline in our average fee rates resulted principally from decreases in assets under management that realize comparatively higher fee rates.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2011	2012	% Change	2011	2012	% Change
Compensation and related expenses	$196.5	$188.1	(4)%	$376.0	$369.2	(2)%
Selling, general and administrative	90.6	88.8	(2)%	178.1	173.8	(2)%
Intangible amortization and impairments	22.1	114.7	419%	44.2	145.1	228%
Depreciation and other amortization	3.8	3.6	(5)%	7.6	7.1	(7)%
Other operating expenses	9.3	9.4	1%	17.7	18.2	3%

Total operating expenses	$322.3	$404.6	26%	$623.6	$713.4	14%

        A substantial portion of our operating expenses is incurred by our Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and six months ended June 30, 2012, approximately $94.1 million and $184.7 million, (or 50% and 50%), respectively, of our consolidated compensation expense, was attributable to our Affiliate partners from their Operating Allocations. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses decreased $8.4 million (or 4%) and $6.8 million (or 2%) in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively. These decreases were primarily as a result of the relationship between revenue and operating expenses at Affiliates which experienced decreases in revenue, and accordingly, reported lower compensation expenses. These decreases were partially offset by increases in costs associated with our global distribution initiative.

        Selling, general and administrative expenses decreased $1.8 million (or 2%) and $4.3 million (or 2%) in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively. These decreases resulted primarily from decreases in sub-advisory and distribution expenses attributable to decreases in assets under management at our Affiliates in the Mutual Fund distribution channel, partially offset by an increase in acquisition-related professional fees.

        Intangible amortization and impairments increased $92.6 million (or 419%) and $100.9 million (or 228%) in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively. These increases were primarily the result of expenses associated with the reduction in carrying value of an indefinite-lived intangible asset at one of our Affiliates of $93.5 million and $102.2 million in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.

        Depreciation and other amortization decreased $0.2 million (or 5%) and $0.5 million (or 7%) in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.

        Other operating expenses increased $0.1 million (or 1%) and $0.5 million (or 3%) in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2011	2012	% Change	2011	2012	% Change
Income from equity method investments	$20.1	$13.4	(33)%	$30.3	$27.9	(8)%
Investment and other income (loss)	(6.1)	3.0	(149)%	2.6	13.4	415%
Interest expense	18.1	18.5	2%	37.4	37.1	(1)%
Imputed interest expense and contingent payment arrangements	8.3	(40.0)	n.m.(1)	16.6	(42.5)	n.m.(1)
Income tax expense	26.6	2.0	(92)%	53.4	26.6	(50)%

(1)
Percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments decreased $6.7 million (or 33%) and $2.4 million (or 8%) in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively. These decreases were principally a result of a decrease in total performance fees realized during the three and six months ended June 30, 2012, $43.5 million and $56.7 million, respectively, as compared to the three and six months ended June 30, 2011, partially offset by increases in revenue resulting from higher assets under management.

        Investment and other income increased $9.1 million (or 149%) and $10.8 million (or 415%) in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively. These increases were primarily as a result of a $12.8 million write-off of a cost method investment in the second quarter of 2011, which did not recur in 2012. These increases were partially offset by increases in Affiliate investment losses in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.

        Interest expense increased $0.4 million (or 2%) in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, principally as a result of increased borrowings under our credit facility. Interest expense decreased $0.3 million (or 1%) in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily as a result of $0.8 million in issuance costs related to our credit facility amendment that occurred in the first quarter of 2011.

        Imputed interest expense and contingent payment arrangements consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities, as well as the accretion and revaluation of our contingent payment arrangements. Imputed interest expense and contingent payment arrangements decreased $48.3 million and $59.1 million in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively. These decreases primarily relate to gains on the revaluation of contingent payment arrangements of $47.4 million and $57.3 million in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.

        Income taxes decreased $24.6 million and $26.8 million (or 92% and 50%) in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011 as the result of a decrease in Income before taxes for controlling interests and a $4.2 million reduction in our deferred tax valuation allowance in the second quarter of 2012.

Net Income

        The following table summarizes Net income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2011	2012		2011	2012
Net income	$101.0	$60.9	(40)%	$190.4	$153.9	(19)%
Net income (non-controlling interests)	55.5	54.3	(2)%	105.9	109.9	4%
Net income (controlling interest)	45.5	6.6	(85)%	84.5	44.0	(48)%

        Net income attributable to non-controlling interests decreased $1.2 million (or 2%) in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 as a result of the previously discussed decreases in revenue, partially offset by the $12.8 million gain on revaluation of contingent payment arrangements. Net income attributable to non-controlling interests increased $4.0 million (or 4%) in the six months ended June 30, 2011 as compared to the six months ended June 30, 2012. This change resulted principally from a $17.7 million gain on revaluation of contingent payment arrangements. This increase was offset by previously discussed decreases in revenue and decreases in affiliate investment earnings.

        Net income (controlling interest) decreased $38.9 million (or 85%) and $40.5 million (or 48%) in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, respectively. These decreases were a result of the previously discussed decreases in revenue as well as increases in reported operating expenses including the reduction in carrying value of one of our indefinite-lived intangible assets. These decreases were partially offset by the gains on revaluation of contingent payment arrangements of $34.6 million and $39.6 million in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, respectively.

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

        Under our Economic net income definition, we add to Net income (controlling interest) amortization (including equity method amortization and reductions in the carrying value of our intangible assets), deferred taxes related to intangible assets, non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and Affiliate equity expense. We add back amortization attributable to and reductions in the carrying value of acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that are no longer amortized but continue to generate tax deductions is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners when these transfers have no dilutive effect to shareholders.

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

        The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2011	2012	2011	2012
Net income (controlling interest)	$45.5	$6.6	$84.5	$44.0
Intangible amortization(1)(2)	26.9	119.3	54.0	154.2
Intangible-related deferred taxes(3)	12.9	(21.5)	25.8	(11.6)
Imputed interest and contingent payment arrangements(4)	4.4	(17.4)	8.8	(16.7)
Affiliate equity expense	1.6	0.6	3.2	1.2

Economic net income	$91.3	$87.6	$176.3	$171.1

Average shares outstanding—diluted	53.4	52.7	53.3	52.8
Assumed issuance of senior convertible securities shares	—	—	—	—
Assumed issuance of junior convertible securities shares	—	—	—	—
Dilutive impact of senior convertible securities shares	—	—	—	—
Dilutive impact of junior convertible securities shares	—	—	—	—

Average shares outstanding—adjusted diluted	53.4	52.7	53.3	52.8

Economic earnings per share	$1.71	$1.66	$3.31	$3.24

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.2 million and $8.2 million for the three months ended June 30, 2011 and 2012, respectively, and $16.6 million and $16.3 million for the six months ended June 30, 2011 and 2012, respectively, is reported in Income from equity method investments.

(2)
Our reported intangible amortization, $22.1 million and $114.7 million for the three months ended June 30, 2011 and 2012, respectively, includes $3.4 million and $3.6 million, respectively, of amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. The reported intangible amortization for the three months ended June 30, 2012 includes a $93.5 million expense associated with the reduction in carrying value of an indefinite-lived intangible asset at one of our Affiliates. Our reported intangible amortization, $44.2 million and $145.1 million for the six months ended June 30, 2011 and 2012, respectively, includes $6.8 million and $7.2 million, respectively, of amortization attributable to our non-controlling interests. The reported intangible amortization for the six months ended June 30, 2012 includes a $102.2 million expense associated with the reduction of carrying value of an indefinite-lived intangible asset at one of our Affiliates.

(3)
As described in Note (2) above, we reduced the carrying value of certain of our indefinite-lived intangible assets during the three and six months ended June 30, 2012 which resulted in a $3.3 million and $35.5 million, respectively decrease in our intangible-related deferred taxes.

(4)
Our reported Imputed interest expense and contingent payment arrangements, $8.3 million and ($40.0) million for the three months ended June 30, 2011 and 2012, respectively, include $1.5 million and ($11.7) million of imputed interest attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. Our reported Imputed interest expense and contingent payment arrangements, $16.6 million and ($42.5) million for the six months ended June 30, 2011 and 2012, respectively, include $2.9 million and ($15.2) million of imputed interest attributable to our non-controlling interests

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2011	June 30, 2012
Balance Sheet Data
Cash and cash equivalents	$449.5	$311.0
Senior bank debt	250.0	445.0
2008 senior convertible notes	435.6	442.8
Junior convertible trust preferred securities	512.6	514.0

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Cash Flow Data
Operating cash flow	$179.4	$183.4	$307.7	$236.0
Investing cash flow	(5.1)	(396.0)	(16.4)	(393.9)
Financing cash flow	(116.2)	131.5	(296.0)	18.2
EBITDA(1)	123.8	113.7	242.0	227.8

(1)
The definition of EBITDA is presented below under "Supplemental Liquidity Measure".

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At June 30, 2012, our internal leverage ratio was 1.2:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of June 30, 2012, our actual bank leverage and bank interest coverage ratios were 1.8 and 7.7, respectively, and we were in compliance with all terms of our credit facility. As of June 30, 2012, we had $555.0 million of remaining capacity under our credit facility and we could borrow the entire amount and remain in compliance with our credit agreement.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2011	2012	2011	2012
Cash flow from operating activities	$179.4	$183.4	$307.7	$236.0
Interest expense, net of non-cash items(1)	16.3	16.7	33.0	33.4
Current tax provision	16.4	14.3	30.0	22.3
Income from equity method investments, net of distributions(2)	9.7	(0.3)	(36.7)	(14.4)
Net income (non-controlling interests)	(55.5)	(54.3)	(105.9)	(109.9)
Changes in assets and liabilities	(14.0)	(31.0)	56.2	83.3
Other non-cash adjustments(3)	(28.5)	(15.1)	(42.3)	(22.9)

EBITDA	$123.8	$113.7	$242.0	$227.8

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements ($10.1 million and ($38.2) million for the three months ended June 30, 2011 and 2012, respectively and $21.0 million and ($38.8) million for the six months ended June 30, 2011 and 2012, respectively).

(2)
Distributions from equity method investments were $18.6 million and $21.9 million for the three months ended June 30, 2011 and 2012, respectively and $83.5 million and $58.6 million for the six months ended June 30, 2011 and 2012, respectively.

(3)
Other non-cash adjustments include share-based compensation expense, tax benefits from stock options and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.

        In the six months ended June 30, 2012, we met our cash requirements primarily through cash generated by operating activities and borrowings under our revolver. Our principal uses of cash were to make investments in new Affiliates, make distributions to Affiliate partners and repay our other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of June 30, 2012:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$445.0	2016	(1)
2008 senior convertibles notes	460.0	2038	(2)
Junior convertible trust preferred securities	730.8	2036/2037	(3)

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

        In July 2012, we received an additional $75.0 million commitment under the revolver, increasing the facility to $825.0 million.

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

Convertible Securities

        At June 30, 2012, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue date	August 2008	October 2007	April 2006
Maturity date	August 2038	October 2037	April 2036
Next potential put date	August 2013	N/A	N/A
Par value (in millions)	$460.0	$430.8	$300.0
Carrying value (in millions)(1)	442.8	298.6	215.4
Denomination	1,000	50	50
Current conversion rate	7.959	0.250	0.333
Current conversion price	$125.65	$200.00	$150.00
Stated coupon	3.95%	5.15%	5.10%
Coupon frequency	Semi-annually	Quarterly	Quarterly
Tax deduction rate(2)	9.38%	8.00%	7.50%

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

Senior Notes

        In August 2012, we sold $200.0 million aggregate principal amount of 6.375% Senior Notes due 2042 (the "2042 Senior Notes") pursuant to an underwriting agreement with three major financial institutions. The unsecured 2042 Senior Notes pay interest quarterly and may be redeemed for cash, in whole or in part, at any time, on or after August 15, 2017. The 2042 Senior Notes' Indenture includes customary provisions regarding events of default. We intend to use substantially all of the net proceeds to repay currently outstanding indebtedness under our revolver.

Derivative Instruments

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. These instruments are designated as cash flow hedges with changes in fair value recorded in Other comprehensive income for the effective portion of the hedge.

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of June 30, 2012, the unrealized loss (before taxes) on these contracts was $3.8 million.

        We also entered into treasury rate lock agreements with a total notional value of $175.0 million which were settled in February 2011 and October 2011 for a net pre-tax loss of $0.7 million. These contracts were intended to hedge the variability of forecasted interest payments on a fixed-rate debt issuance, the first of which was forecasted to occur by June 2012. The net loss on these contracts is reflected as a component of Other comprehensive income and will be reclassified to earnings over the life of the debt or as it becomes probable that the hedged interest rate payments will not occur.

Forward Equity Sale Agreement

        In July 2011, we entered into a forward equity sale agreement with two major securities firms under which we were authorized to sell shares of our common stock with an aggregate sales price of up to $300.0 million; no forward equity sales occurred under this arrangement. In August 2012, our Board of Directors approved an amendment and restatement of our July 2011 forward equity sale agreement, pursuant to which we may now sell shares of common stock with an aggregate sales price of up to $400.0 million. As of August 7, 2012, no forward equity sales have occurred.

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

        The decrease in cash flows from operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 resulted principally from decreases in distributions received from equity method investments of $24.9 million and in deferred income tax provision of $19.0 million, as well as increases in settlements of Accounts payable and accrued liabilities of $31.3 million, offset by a net decrease in settlements of fund shares receivable and payable of $13.8 million.

Investing Cash Flow

        Net cash flow used in investing activities increased $377.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily as a result of our Affiliate investments during the six months ended June 30, 2012.

Financing Cash Flow

        Financing cash flows increased $314.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This was primarily a result of a net increase in bank debt borrowings and repayments of $360.0 million, offset by an increase in the repurchase of common stock of $60.9 million.

        We financed our investments in Veritable and Yacktman with available cash and borrowings under our revolver.

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $4.8 million and $4.9 million as of June 30, 2012 and 2011, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $568.1 million through 2017. In 2012, we expect to make total payments of approximately $43.2 million to settle portions of these contingent arrangements. In addition, we expect to repurchase approximately $50.0 million of interests in certain existing Affiliates in 2012.

        Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.3 million. The timing and amount of repurchases are determined at the discretion of management. In the six months ended June 30, 2012, we repurchased 0.6 million shares for $60.9 million at an average price per share of $107.47.

        We anticipate that borrowings under the credit facility and proceeds from the closing of our senior notes offering and from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of June 30, 2012:

		Payments Due
		Remainder of 2012
(in millions)	Total		2013-2014	2015-2016	Thereafter
Contractual Obligations
Senior bank debt	$445.0	$—	$—	$445.0	$—
Senior convertible securities(1)	941.5	9.1	36.3	36.3	859.8
Junior convertible trust preferred securities	1,652.8	18.5	74.1	74.1	1,486.1
Leases	152.2	14.7	50.7	42.2	44.6
Other liabilities(2)	40.0	15.8	—	—	24.2
Derivative instruments	6.8	0.9	3.5	2.0	0.4

Total contractual obligations	$3,238.3	$59.0	$164.6	$599.6	$2,415.1

Contingent Obligations
Contingent payment obligations(3)	$95.8	$43.2	$—	$15.0	$37.6

(1)
The timing of debt payments assumes that outstanding debt is settled for cash or common stock at the applicable maturity dates. The amounts include the cash payment of fixed interest. Holders of the 2008 convertible notes may put their interests to us for $460.0 million in 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price payments for acquisitions. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $27.1 million and $73.0 million, respectively, as of June 30, 2012 as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to business acquisitions disclosed in the table represents our expected settlement amounts. The maximum settlement amount related to extant investments as of June 30, 2012 is approximately $325.9 million through 2012 and $242.2 million in periods thereafter.

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

        In July 2012, the Financial Accounting Standards Board issued new guidance that provides the option of performing a qualitative assessment before proceeding with a quantitative impairment test for indefinite-lived intangible assets. Following an assessment of qualitative factors, if an entity determines that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, then a quantitative assessment is unnecessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this new guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

        We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our indefinite-lived intangible assets for impairment by comparing their carrying value to the fair value of the investment advisory contract. During the three and six months ended June 30, 2012, we determined that the fair value of an indefinite-lived intangible asset at one of our Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, we reduced the asset to its current fair value. The impairments totaled $93.5 million and $102.2 million during the three and six months ended June 30, 2012. The fair value of the indefinite-lived intangible asset was determined by discounting the projected future cash flows associated with the underlying mutual fund contracts (such cash flows being dependent upon projected growth). Our discount rates are developed with input from valuation experts. When determining the fair value of this intangible asset during the second quarter of 2012, we also determined that the useful life of this intangible asset was no longer indefinite; accordingly, we reclassified the remaining acquired client relationships to definite-lived. We will now amortize these acquired client relationships over the period we expect to derive future economic benefits. We may recognize future impairments to the extent that we conclude the carrying amount of these contracts are no longer recoverable.

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

        For the three months ended June 30, 2012, we reduced our current estimate of payments to be made under these agreements and recognized a gain of $47.4 million ($34.6 million attributable to the controlling interest). During the six months ended June 30, 2012, we reduced our estimate of payments to be made under these arrangements and recognized a gain totaling $57.3 million ($39.6 million of which is attributable to the controlling interest). Changes to our projected future payment amounts could materially affect the amount of Imputed interest expense and contingent payment arrangements we recognize in any period. For example, a 1% change in our assumed discount rate or a 1% change in our projected revenue (assuming all other factors remain constant) at Affiliates with these types of arrangements would result in an increase or decrease to our Imputed interest expense and contingent payment arrangements of $0.1 million and $4.2 million, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2012. Please refer to Item 7A in our 2011 Annual Report on Form 10-K.

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

        The Sarbanes-Oxley Act of 2002 provides that recent business combinations may be excluded from internal controls assessments; consequently, management will include Veritable and Yacktman in our assessment of internal control over financial reporting for the year ended December 31, 2013.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
April 1–30, 2012	80,000	$114.04	80,000	2,440,472
May 1–31, 2012	111,723	105.75	111,723	2,328,749
June 1–30, 2012	40,000	97.58	40,000	2,288,749

Total	231,723	$107.20	231,723

(1)
In February 2007, July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 3.0 million, 0.5 million and 2.0 million shares, respectively, of our common stock. As of June 30, 2012, 2.3 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 8, 2012	/s/ JAY C. HORGEN Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement related to the 6.375% Senior Notes due 2042, dated as of August 1, 2012, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Deutsche Bank Securities Inc. as Representatives of the several Underwriters named in Schedule I thereto.
3.1	Amended and Restated By-laws (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed July 31, 2012).
4.1	Indenture, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee.
4.2
First Supplemental Indenture related to the 6.375% Senior Notes due 2042, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee.
5.1	Opinion of Ropes & Gray LLP as to the validity of the 6.375% Senior Notes due 2042.
5.2
Opinion of Ropes & Gray LLP as to the validity of the shares to be issued pursuant to each of the Confirmation Letter Agreements dated August 8, 2012 and any subsequent related Confirmation Letter Agreements.
10.1
Joinder Agreement, dated as of July 25, 2012, by and among Affiliated Managers Group, Inc., Royal Bank of Canada, and Bank of America, N.A., as Administrative Agent under the Company's Fifth Amended and Restated Credit Agreement.
10.2
Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A.
10.3	Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.
10.4	Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch.
10.5	Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch.
23.1	Consent of Ropes & Gray LLP (included in Exhibit 5.1).
23.2	Consent of Ropes & Gray LLP (included in Exhibit 5.2).
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Consolidated Statement of Equity for the three month period ended March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three month periods ended June 30, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.

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