Form 10-Q
period 2012-09-30
AFFILIATED MANAGERS GROUP INC
filed 2012-11-06
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        There were 51,801,413 shares of the registrant's common stock outstanding on November 2, 2012.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue	$413.8	$467.3	$1,302.4	$1,314.5
Operating expenses:
Compensation and related expenses	168.9	196.8	544.9	565.9
Selling, general and administrative	83.5	93.9	261.6	267.7
Intangible amortization and impairments	22.1	24.0	66.3	169.1
Depreciation and other amortization	4.0	3.5	11.6	10.6
Other operating expenses	9.3	9.4	27.1	27.7

	287.8	327.6	911.5	1,041.0

Operating income	126.0	139.7	390.9	273.5

Non-operating (income) and expenses:
Investment and other (income) loss	9.5	(6.9)	6.8	(20.3)
Income from equity method investments	(9.8)	(19.4)	(40.1)	(47.3)
Interest expense	18.1	21.8	55.6	58.8
Imputed interest expense and contingent payment arrangements	8.3	6.7	24.9	(35.7)

	26.1	2.2	47.2	(44.5)

Income before income taxes	99.9	137.5	343.7	318.0
Income taxes	19.8	19.4	73.2	46.0

Net income	80.1	118.1	270.5	272.0
Net income (non-controlling interests)	(40.0)	(63.2)	(145.9)	(173.1)

Net income (controlling interest)	$40.1	$54.9	$124.6	$98.9

Average shares outstanding—basic	51.9	51.7	51.9	51.6
Average shares outstanding—diluted	53.0	53.0	53.2	52.9
Earnings per share—basic	$0.77	$1.06	$2.40	$1.92
Earnings per share—diluted	$0.76	$1.04	$2.34	$1.87

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Net income	$80.1	$118.1	$270.5	$272.0

Other comprehensive income (loss):
Foreign currency translation adjustment	(34.6)	15.2	(18.2)	19.7
Change in net realized and unrealized loss on derivative securities, net of tax	(6.3)	(0.3)	(7.1)	(0.9)
Change in net unrealized gain (loss) on investment securities, net of tax	(40.5)	1.2	(46.2)	(1.1)

Other comprehensive income (loss)	(81.4)	16.1	(71.5)	17.7

Comprehensive income	(1.3)	134.2	199.0	289.7
Comprehensive income (non-controlling interests)	(40.0)	(63.4)	(145.9)	(174.8)

Comprehensive income (loss) (controlling interest)	$(41.3)	$70.8	$53.1	$114.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2011	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$449.5	$372.6
Investment advisory fees receivable	214.9	243.8
Investments in marketable securities	100.4	109.9
Unsettled fund share receivables	34.5	50.5
Prepaid expenses and other current assets	77.1	61.3

Total current assets	876.4	838.1
Fixed assets, net	69.1	72.4
Equity investments in Affiliates	615.8	935.8
Acquired client relationships, net	1,321.1	1,615.3
Goodwill	2,117.3	2,353.3
Other assets	219.2	215.9

Total assets	$5,218.9	$6,030.8

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$343.6	$309.7
Unsettled fund share payables	40.8	52.5
Payables to related party	33.2	10.7

Total current liabilities	417.6	372.9
Senior bank debt	250.0	445.0
Senior notes	—	200.0
Senior convertible securities	435.6	446.5
Junior convertible trust preferred securities	512.6	514.8
Deferred income taxes	506.0	521.4
Other long-term liabilities	145.7	162.4

Total liabilities	2,267.5	2,663.0
Redeemable non-controlling interests	451.8	513.1
Equity:
Common stock	0.5	0.5
Additional paid-in capital	927.5	855.3
Accumulated other comprehensive income	50.0	66.0
Retained earnings	1,176.7	1,275.6

	2,154.7	2,197.4
Less treasury stock, at cost	(288.7)	(266.4)

Total stockholders' equity	1,866.0	1,931.0
Non-controlling interests	633.6	923.7

Total equity	2,499.6	2,854.7

Total liabilities and equity	$5,218.9	$6,030.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2011	$0.5	$927.5	$50.0	$1,176.7	$(288.7)	$633.6	$2,499.6
Stock issued under option and other incentive plans	—	(37.5)	—	—	83.2	—	45.7
Tax benefit of option exercises	—	13.0	—	—	—	—	13.0
Changes in Affiliate equity value	—	(72.6)	—	—	—	14.8	(57.8)
Share-based payment arrangements	—	24.9	—	—	—	—	24.9
Distributions to non-controlling interests	—	—	—	—	—	(140.1)	(140.1)
Investments in Affiliates	—	—	—	—	—	240.6	240.6
Repurchase of common shares	—	—	—	—	(60.9)	—	(60.9)
Net income	—	—	—	98.9	—	173.1	272.0
Other comprehensive income	—	—	16.0	—	—	1.7	17.7

September 30, 2012	$0.5	$855.3	$66.0	$1,275.6	$(266.4)	$923.7	$2,854.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Cash flow from operating activities:
Net income	$80.1	$118.1	$270.5	$272.0
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	22.1	24.0	66.3	169.1
Amortization of issuance costs	1.8	2.0	6.2	5.7
Depreciation and other amortization	4.0	3.5	11.6	10.6
Deferred income tax provision	14.8	7.8	31.8	5.8
Imputed interest expense and contingent payment arrangements	8.3	6.7	24.9	(35.7)
Income from equity method investments, net of amortization	(9.8)	(19.4)	(40.1)	(47.3)
Distributions received from equity method investments	27.0	20.8	110.5	79.4
Tax benefit from exercise of stock options	—	0.7	0.8	1.4
Share-based compensation	7.3	8.0	19.3	24.1
Affiliate equity expense	1.9	2.3	9.1	9.4
Other adjustments	9.0	1.9	19.5	1.3
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	37.1	2.4	18.2	(21.3)
Increase in prepaids and other current assets	(6.2)	(3.8)	(9.2)	(12.9)
(Increase) decrease in other assets	0.6	(1.6)	(1.7)	(2.5)
(Increase) decrease in unsettled fund shares receivable	32.0	(5.6)	(16.7)	(15.3)
Increase (decrease) in unsettled fund shares payable	(24.5)	4.4	7.0	10.7
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	36.7	38.9	21.9	(7.4)

Cash flow from operating activities	242.2	211.1	549.9	447.1

Cash flow used in investing activities:
Investments in Affiliates	—	(350.0)	(13.3)	(755.3)
Purchase of fixed assets	(3.9)	(4.9)	(8.3)	(9.9)
Purchase of investment securities	(39.4)	(2.7)	(48.4)	(13.8)
Sale of investment securities	0.5	3.6	10.9	31.1

Cash flow used in investing activities	(42.8)	(354.0)	(59.1)	(747.9)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	360.0	110.0	555.0
Repayments of senior bank debt	(85.0)	(360.0)	(360.0)	(360.0)
Issuance of senior notes	—	200.0	—	200.0
Issuance of common stock	0.3	23.3	21.2	45.7
Repurchase of common stock	(48.0)	—	(48.0)	(60.9)
Issuance costs	(0.8)	(6.0)	(8.5)	(6.0)
Excess tax benefit from exercise of stock options	—	6.9	4.9	11.6
Settlement of treasury lock	—	—	4.0	—
Note payments	(8.4)	(1.8)	(80.7)	(2.1)
Distributions to non-controlling interests	(34.6)	(18.0)	(115.6)	(137.7)
Affiliate equity issuances and repurchases	(6.8)	(2.2)	(6.7)	(25.1)

Cash flow from (used in) financing activities	(183.3)	202.2	(479.4)	220.5

Effect of foreign exchange rate changes on cash and cash equivalents	(4.0)	2.3	(1.4)	3.4
Net increase (decrease) in cash and cash equivalents	12.1	61.6	10.0	(76.9)
Cash and cash equivalents at beginning of period	311.2	311.0	313.3	449.5

Cash and cash equivalents at end of period	$323.3	$372.6	$323.3	$372.6

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$—	$—	$11.6	$3.0
Payables recorded for Affiliate equity purchases	4.9	0.9	17.8	14.5
Payables recorded under contingent payment arrangements	1.4	—	1.4	24.8

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

2.     Senior Bank Debt

        The Company has a $1,075.0 million senior unsecured credit facility (the "credit facility"), consisting of a $825.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan") and pays interest on any outstanding obligations at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time). A portion of the revolver ($30.0 million) matures in January 2015 with the balance of $795.0 million and the term loan maturing in November 2016. Subject to certain conditions, the Company may increase the revolver and the term loan by up to $75.0 million and $250.0 million, respectively.

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

        As of December 31, 2011 and September 30, 2012, the Company had outstanding borrowings of $250.0 million and $445.0 million, respectively. As further described in Note 14, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

3.     Senior Notes

        As of September 30, 2012 the Company had $200.0 million aggregate principal amount of 6.375% Senior Notes due 2042 (the "2042 Senior Notes"). The unsecured 2042 Senior Notes pay interest quarterly and may be redeemed by the Company at any time, on or after August 15, 2017. The 2042 Senior Notes' indenture includes customary provisions regarding events of default.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In October 2012, the Company sold $140.0 million aggregate principal amount of 5.25% Senior Notes due 2022 (the "2022 Senior Notes"). The unsecured 2022 Senior Notes pay interest quarterly and may be redeemed at any time, on or after October 15, 2015. The 2022 Senior Notes' indenture includes customary provisions regarding events of default.

        The Company used the net proceeds from both the 2042 Senior Notes and the 2022 Senior Notes to repay outstanding indebtedness under its revolver.

4.     Convertible Securities

        At September 30, 2012, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2011		September 30, 2012
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$435.6	$460.0	$446.5	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$297.8	$430.8	$299.1	$430.8
2006 junior convertible trust preferred securities(1)	214.8	300.0	215.7	300.0

Total junior convertible securities	$512.6	$730.8	$514.8	$730.8

(1)
Carrying value is accreted to the principal amount at maturity over an expected life of five years for the 2008 senior convertible notes and 30 years for each of the junior convertible trust preferred securities.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(1)
The Company may redeem the notes (subject to the holders' rights to convert) at any time on or after August 15, 2013. The holders may require the Company to repurchase the notes in August of 2013, 2018, 2023, 2028 and 2033. Should either of these events occur, the Company intends to satisfy its obligations with borrowings under its credit facility.

(2)
The Company may redeem the 2007 junior convertible trust preferred securities if the closing price of the Company's common stock exceeds $260 per share for a specified period of time.

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

5.     Forward Equity Sale Agreements

        In August 2012, the Company amended its forward equity agreement to increase the shares of common stock it may sell to an aggregate of $400.0 million. During the quarter ended September 30, 2012, the Company entered into contracts to sell a notional amount of $136.8 million at an average share price of $121.19. In October 2012, the Company entered into contracts to sell an additional notional amount of $10.4 million at an average share price of $123.88. The Company has the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. All contracts remain outstanding.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Income Taxes

        The consolidated income tax provision includes taxes attributable to the controlling interest and taxes attributable to non-controlling interests as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Controlling Interests:
Current tax	$1.9	$8.8	$31.9	$31.1
Intangible related deferred taxes	10.4	11.7	36.2	0.1
Other deferred taxes	6.2	(1.2)	(1.6)	4.9

Total controlling interests	18.5	19.3	66.5	36.1

Non-Controlling Interests:
Current tax	3.1	2.8	9.5	9.1
Deferred taxes	(1.8)	(2.7)	(2.8)	0.8

Total non-controlling interests	1.3	0.1	6.7	9.9

Provision for income taxes	$19.8	$19.4	$73.2	$46.0

Income before income taxes (controlling interest)	$58.6	$74.2	$191.1	$135.0

Effective tax rate attributable to controlling interests(1)	31.6%	26.0%	34.8%	26.7%

(1)
Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

        A summary of the consolidated provision for income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Current:
Federal	$(7.6)	$0.8	$5.6	$3.2
State	1.6	3.0	6.5	8.1
Foreign	11.0	7.8	29.3	28.9

Total current	5.0	11.6	41.4	40.2

Deferred:
Federal	17.9	15.5	38.4	13.2
State	0.5	1.6	1.7	1.8
Foreign	(3.6)	(9.2)	(8.3)	(9.2)

Total deferred	14.8	7.9	31.8	5.8

Provision for income taxes	$19.8	$19.4	$73.2	$46.0

        During the three and nine months ended September 30, 2012, the Company recognized a deferred tax benefit of $7.2 million ($4.8 million attributable to the controlling interest) from the revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom and reduced its deferred tax valuation allowance by $3.1 million and $8.3 million, respectively, primarily related to indirect tax benefits from foreign tax positions.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2011	September 30, 2012
Deferred Tax Assets
State net operating loss carryforwards	$26.5	$25.6
Foreign tax credit carryforwards	15.1	13.2
Deferred compensation	17.5	21.5
Tax benefit of uncertain tax positions	11.6	17.3
Accrued expenses	11.6	4.8
Capital loss carryforwards	1.5	1.6

Total deferred tax assets	83.8	84.0
Valuation allowance	(35.6)	(27.3)

Deferred tax assets, net of valuation allowance	48.2	56.7

Deferred Tax Liabilities
Intangible asset amortization	(247.1)	$(263.7)
Convertible securities interest	(171.1)	(184.5)
Non-deductible intangible amortization	(127.2)	(121.7)
Deferred revenue	(5.6)	(5.3)
Other	(3.2)	(2.9)

Total deferred tax liabilities	(554.2)	(578.1)

Net deferred tax liability	$(506.0)	$(521.4)

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

        At September 30, 2012, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2012. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2012. The valuation allowances at December 31, 2011 and September 30, 2012 were principally related to the Company's projections of taxable income prior to the expiration of these state and federal carryforwards.

        As of September 30, 2012 the Company carried a liability for uncertain tax positions of $27.9 million, including $2.4 million for interest and related charges and $16.2 million for foreign positions that would generate tax benefits in the United States, if settled. The Company anticipates this liability will decrease by approximately $5.0 million in the fourth quarter through the recognition of tax benefits from the transfer of interests in an Affiliate. The Company does not anticipate any other significant changes in this liability over the next twelve months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Numerator
Net income (controlling interest), as adjusted	$40.1	$54.9	$124.6	$98.9

Denominator
Average shares outstanding—basic	51.9	51.7	51.9	51.6
Effect of dilutive instruments:
Stock options and other awards	1.1	1.3	1.3	1.3

Average shares outstanding—diluted	53.0	53.0	53.2	52.9

        As more fully discussed in Note 4, the Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        During the nine months ended September 30, 2012, the Company repurchased approximately 0.6 million shares of common stock under the share repurchase programs approved by the Company's Board of Directors. No shares were repurchased during the three months ended September 30, 2012.

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Stock options and other awards	1.2	0.6	1.2	0.6
Senior convertible securities	3.7	3.7	3.7	3.7
Junior convertible trust preferred securities	4.2	4.2	4.2	4.2
Forward equity sales	—	0.3	—	0.3

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

        In connection with its investment in Pantheon Ventures, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of September 30, 2012, these commitments totaled approximately $75.1 million and may be called in future periods. The prior owner of Pantheon Ventures is contractually obligated to reimburse the Company for $39.5 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $755.5 million through 2017. As of September 30, 2012, the Company expects to make payments of $279.5 million to settle these contingent obligations (including $182.6 million related to the Company's equity method investments). The net present value of the expected payments for consolidated Affiliates totals $69.2 million as of September 30, 2012. The Company expects to make $85.4 million of payments in the fourth quarter of 2012. During the first half of 2012, the Company recognized a gain of $57.3 million ($39.6 million attributable to the controlling interest) as a result of changes to expected payments for consolidated Affiliates. This gain has been classified within Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

9.     Investments

Investments in Marketable Securities

        Investment in marketable securities at December 31, 2011 and September 30, 2012 were $100.4 million and $109.9 million, respectively. These investments are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.

Available-for-Sale Investments

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale at December 31, 2011 and September 30, 2012:

December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$97.6	$1.4	$(12.7)	$86.3

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$101.1	$1.6	$(13.9)	$88.8

        As of September 30, 2012, the Company has invested $67.1 million in Value Partners, representing 7.8% of the outstanding common stock. In the second quarter of 2012, the investment in Value Partners declined, resulting in an unrealized loss. The Company intends to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value.

        The following is a summary of the Company's realized gains and losses on investments classified as available-for-sale:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Gains	$—	$0.1	$0.2	$0.1
Losses	—	—	—	—

Net realized gains	$—	$0.1	$0.2	$0.1

Trading Securities

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as trading securities at December 31, 2011 and September 30, 2012:

December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$13.5	$0.9	$(0.3)	$14.1

September 30, 2012

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$11.4	$10.8	$(1.1)	$21.1

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of the Company's realized gains and losses on investments classified as trading securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Gains	$0.1	$0.2	$0.5	$0.8
Losses	—	0.0	(0.3)	(0.3)

Net realized gains	$0.1	$0.2	$0.2	$0.5

Other Investments

        Other investments consist of investments in funds advised by Affiliates. As of December 31, 2011 and September 30, 2012, the Company's other investments were $145.3 million and $153.6 million, respectively. These assets are reported within Prepaid expenses and other current assets ($31.2 million and $23.3 million at December 31, 2011 and September 30, 2012, respectively) and Other assets ($114.1 million and $130.3 million at December 31, 2011 and September 30, 2012, respectively) in the Consolidated Balance Sheets. The income or loss related to these investments is classified within Investment and other income in the Consolidated Statements of Income.

10.   Fair Value Measurements

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2011
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$23.2	$23.2	$—	$—
Investments in marketable securities(1)
Trading securities	14.1	14.1	—	—
Available-for-sale securities	86.3	86.3	—	—
Other investments(2)	145.3	31.1	10.8	103.4
Financial Liabilities
Contingent payment arrangements(3)	$87.1	$—	$—	$87.1
Obligations to related parties(4)	92.0	—	—	92.0
Interest rate derivatives(5)	2.9	—	2.9	—

		Fair Value Measurements
	September 30, 2012
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$18.7	$18.7	$—	$—
Investments in marketable securities(1)
Trading securities	21.1	21.1	—	—
Available-for-sale securities	88.8	88.8	—	—
Other investments(2)	153.6	18.2	18.7	116.7
Financial Liabilities
Contingent payment arrangements(3)	$66.0	$—	$—	$66.0
Obligations to related parties(4)	75.8	—	—	75.8
Interest rate derivatives(5)	4.3	—	4.3	—

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

        The following table presents certain quantitative information about the significant unobservable inputs used in valuing our Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range
Contingent payment arrangements	$66.0	Discounted cash flow	Growth rates	2.0% - 10.0%
			Discount rates	15.0% - 18.0%
Affiliate equity repurchase obligations	9.8	Discounted cash flow	Growth rates	(10.0%) - 17.0%
			Discount rates	17.5% - 24.0%

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the changes in Level 3 financial assets and financial liabilities for the three and nine months ended September 30, 2011 and 2012:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended September 30, 2011	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$102.0	$(0.3	)(1)	$3.5	(1)	$4.2	$(2.1)	$—	$107.3
Contingent payment arrangements	85.3	—		2.0	(2)	—	—	—	87.3
Obligations to related parties	71.2	0.8	(3)	(0.4	)(3)	8.5	(8.5)	—	71.6

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended September 30, 2012	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$113.0	$(0.1	)(1)	$1.6	(1)	$3.5	$(1.3)	$—	$116.7
Contingent payment arrangements	62.5	—		3.5	(2)	—	—	—	66.0
Obligations to related parties	79.5	0.5	(3)	0.2	(3)	1.7	(6.1)	—	75.8

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Nine Months Ended September 30, 2011	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$85.8	$0.7	(1)	$14.0	(1)	$12.8	$(6.0)	$—	$107.3
Contingent payment arrangements	77.6	—		11.4	(2)	—	(1.7)	—	87.3
Obligations to related parties	79.6	1.4	(3)	3.2	(3)	21.5	(34.1)	—	71.6

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Nine Months Ended September 30, 2012	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$103.4	$(1.7	)(1)	$7.7	(1)	$13.4	$(6.1)	$—	$116.7
Contingent payment arrangements	87.1	—		(45.9	)(2)	24.8	—	—	66.0
Obligations to related parties	92.0	0.9	(3)	0.9	(3)	22.1	(40.1)	—	75.8

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

        It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. During the three months ended September 30, 2012, no financial assets were transferred from Level 1 to Level 2. During the nine months ended September 30, 2012, financial assets valued at $2.0 million were transferred from Level 1 to Level 2. There were no significant transfers of financial assets or liabilities in the three and nine months ended September 30, 2011.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company relies on the NAV of certain investments as their fair value. The NAVs have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2011 and September 30, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2011		September 30, 2012
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$103.4	$80.5	$116.7	$75.1
Other funds(2)	47.2	—	71.1	—

	$150.6	$80.5	$187.8	$75.1

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

        The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the 2042 Senior Notes at September 30, 2012 was $206.4 million. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at December 31, 2011 were $500.0 million and $594.3 million, respectively. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at September 30, 2012 were $516.6 million and $708.5 million, respectively. The senior bank debt, senior notes, senior convertible notes and junior convertible securities are classified as Level 2 because the fair value was determined utilizing observable inputs in non-active markets.

11.   Variable Interest Entities

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2011		September 30, 2012
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,618.4	$1.1	$5,972.4	$1.7
Trust preferred vehicles	9.0	9.0	9.0	9.0

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

        The total receivable at December 31, 2011 was $41.3 million, of which $1.4 million is included in Prepaid expenses and other current assets and $39.9 million is included in Other assets. The total receivable at September 30, 2012 was $38.6 million, of which $3.7 million is included in Prepaid expenses and other current assets and $34.9 million is included in Other assets. The total payable as of December 31, 2011 was $147.5 million, of which $33.2 million is included in current liabilities and $114.3 million is included in Other long-term liabilities. The total payable as of September 30, 2012 was $128.7 million, of which $10.7 million is included in current liabilities and $118.0 million is included in Other long-term liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

13.   Stock Option and Incentive Plans

        The following summarizes the transactions of the Company's stock option and incentive plans for the nine months ended September 30, 2012:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2012	5.1	$68.18
Options granted	0.0	104.25
Options exercised	(0.9)	52.57
Options forfeited	0.0	116.35

Unexercised options outstanding—September 30, 2012	4.2	71.61	4.1

Exercisable at September 30, 2012	2.1	65.81	3.3

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's Net income (controlling interest) for the three and nine months ended September 30, 2011 includes compensation expense of $4.5 million and $11.9 million, respectively (net of income tax benefits of $2.8 million and $7.4 million, respectively) related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans as compared to compensation expense of $5.0 million and $14.9 million, (net of income tax benefits of $3.1 million and $9.2 million) for the three and nine months ended September 30, 2012. As of September 30, 2012, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $56.7 million over a weighted average period of approximately three years (assuming no forfeitures). As of September 30, 2012, no outstanding options have expiration dates prior to the end of 2012.

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

        In prior years, the Company entered into treasury rate lock contracts which were settled in 2011 for a net pre-tax loss of $0.7 million. The net loss on these contracts is reflected as a component of Other comprehensive income and will be reclassified to earnings over the life of the 2022 Senior Notes.

        The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of September 30, 2012, the Company had posted collateral of $5.3 million related to its interest rate swap contracts.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes the amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Comprehensive Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Cash Flow Hedges
Interest rate swaps	$(3.6)	$(0.5)	$(5.4)	$(1.4)
Treasury rate locks	(6.7)	—	(6.2)	—

Total	$(10.3)	$(0.5)	$(11.6)	$(1.4)

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31, 2011	September 30, 2012
Cash Flow Hedges
Interest rate swaps(1)	$(2.9)	$(4.3)

(1)
Presented within Other long-term liabilities.

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

Statements of Income

	For the Three Months Ended September 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$179.0	$199.6	$35.2	$413.8
Operating expenses:
Depreciation, intangible amortization and impairments	4.2	19.8	2.1	26.1
Other operating expenses	119.3	120.9	21.5	261.7

	123.5	140.7	23.6	287.8

Operating income	55.5	58.9	11.6	126.0

Non-operating (income) and expenses:
Investment and other loss	5.5	2.6	1.4	9.5
Income from equity method investments	(2.0)	(6.6)	(1.2)	(9.8)
Interest expense	6.1	10.3	1.7	18.1
Imputed interest and contingent payment arrangements	4.7	3.1	0.5	8.3

	14.3	9.4	2.4	26.1

Income before income taxes	41.2	49.5	9.2	99.9
Income taxes	8.1	9.5	2.2	19.8

Net income	33.1	40.0	7.0	80.1
Net income (non-controlling interests)	(14.7)	(22.3)	(3.0)	(40.0)

Net income (controlling interest)	$18.4	$17.7	$4.0	$40.1

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2012
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$208.3	$210.7	$48.3	$467.3
Operating expenses:
Depreciation, intangible amortization and impairments	5.4	19.0	3.1	27.5
Other operating expenses	139.1	131.5	29.5	300.1

	144.5	150.5	32.6	327.6

Operating income	63.8	60.2	15.7	139.7

Non-operating (income) and expenses:
Investment and other income	(3.2)	(2.8)	(0.9)	(6.9)
Income from equity method investments	(3.2)	(14.8)	(1.4)	(19.4)
Interest expense	7.5	12.0	2.3	21.8
Imputed interest and contingent payment arrangements	3.2	3.0	0.5	6.7

	4.3	(2.6)	0.5	2.2

Income before income taxes	59.5	62.8	15.2	137.5
Income taxes	7.5	9.4	2.5	19.4

Net income	52.0	53.4	12.7	118.1
Net income (non-controlling interests)	(27.3)	(28.5)	(7.4)	(63.2)

Net income (controlling interest)	$24.7	$24.9	$5.3	$54.9

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2011
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$555.7	$640.6	$106.1	$1,302.4
Operating expenses:
Depreciation, intangible amortization and impairments	12.3	59.3	6.3	77.9
Other operating expenses	375.7	392.0	65.9	833.6

	388.0	451.3	72.2	911.5

Operating income	167.7	189.3	33.9	390.9

Non-operating (income) and expenses:
Investment and other (income) loss	2.0	(6.9)	11.7	6.8
Income from equity method investments	(2.5)	(34.2)	(3.4)	(40.1)
Interest expense	18.0	32.5	5.1	55.6
Imputed interest and contingent payment arrangements	13.6	9.8	1.5	24.9

	31.1	1.2	14.9	47.2

Income before income taxes	136.6	188.1	19.0	343.7
Income taxes	30.8	39.8	2.6	73.2

Net income	105.8	148.3	16.4	270.5
Net income (non-controlling interests)	(52.0)	(82.0)	(11.9)	(145.9)

Net income (controlling interest)	$53.8	$66.3	$4.5	$124.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2012
	Mutual Fund	Institutional	High Net Worth	Total
Revenue	$557.4	$636.8	$120.3	$1,314.5
Operating expenses:
Depreciation, intangible amortization and impairments	115.1	57.8	6.8	179.7
Other operating expenses	385.2	400.9	75.2	861.3

	500.3	458.7	82.0	1,041.0

Operating income	57.1	178.1	38.3	273.5

Non-operating (income) and expenses:
Investment and other income	(7.5)	(10.9)	(1.9)	(20.3)
Income from equity method investments	(8.5)	(34.6)	(4.2)	(47.3)
Interest expense	19.5	33.7	5.6	58.8
Imputed interest and contingent payment arrangements	(24.7)	(12.1)	1.1	(35.7)

	(21.2)	(23.9)	0.6	(44.5)

Income before income taxes	78.3	202.0	37.7	318.0
Income taxes	—	39.2	6.8	46.0

Net income	78.3	162.8	30.9	272.0
Net income (non-controlling interests)	(70.0)	(85.8)	(17.3)	(173.1)

Net Income (controlling interest)	$8.3	$77.0	$13.6	$98.9

Balance Sheet Information
Total assets as of December 31, 2011	$1,920.6	$2,836.2	$462.1	$5,218.9
Total assets as of September 30, 2012	$2,367.5	$3,029.5	$633.8	$6,030.8

16.   Business Combinations

        On June 29, 2012, the Company completed majority investments in Veritable, LP ("Veritable") and Yacktman Asset Management Co. ("Yacktman").

        The Company's purchase price allocation for Veritable is provisional and was performed using a financial model that includes assumptions of expected market performance, net client cash flows and discount rates. These provisional amounts may be revised upon completion of the final valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 100% was attributed to the Company's High Net Worth segment. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.

        The Company's purchase price allocation for Yacktman is provisional and was performed using a financial model that includes assumptions of expected market performance, net client cash flows and discount rates. These provisional amounts may be revised upon completion of the final valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 91% and 9% was attributed to the Company's Mutual Fund and High Net Worth segments, respectively. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life. As part of this investment, the Company is contingently liable to make payments of up to $75.0 million over the next three to five years upon the achievement of specified revenue targets. The

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company projects contingent payments totaling $52.6 million, and as of September 30, 2012, the present value of these payments was $24.8 million.

        The provisional purchase price allocations for these investments are as follows:

	Veritable	Yacktman
Consideration paid	$116.8	$301.0
Non-controlling interests	30.8	213.3
Contingent payment obligations	—	24.8

Enterprise value	$147.6	$539.1

Acquired client relationships	$85.1	$367.5
Tangible assets, net	2.7	9.0
Goodwill	59.8	162.6

	$147.6	$539.1

        Unaudited pro forma financial results are set forth below, giving consideration to the investments and acquisitions in 2012, as if such transactions occurred as of January 1, 2011, assuming the revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Nine Months Ended September 30,
	2011	2012
Revenue	$1,378.3	$1,390.0
Net income (controlling interest)	134.8	111.0
Earnings per share—basic	$2.60	$2.15
Earnings per share—diluted	$2.53	$2.10

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

        New Affiliate investments during the nine months ended September 30, 2012, contributed $43.2 million and $7.0 million to the Company's revenue and earnings, respectively, for the nine months ended September 30, 2012.

17.   Goodwill and Acquired Client Relationships

        The following table presents the change in goodwill during the nine months ended September 30, 2012:

	Mutual Fund	Institutional	High Net Worth	Total
Balance, as of December 31, 2011	$785.0	$1,071.4	$260.9	$2,117.3
Goodwill acquired	147.6	0.2	74.6	222.4
Foreign currency translation	2.9	6.7	4.0	13.6

Balance, as of September 30, 2012	$935.5	$1,078.3	$339.5	$2,353.3

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the changes in and the components of acquired client relationships at the Company's consolidated Affiliates during the nine months ended September 30, 2012:

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance as of December 31, 2011	$970.5	$(317.0)	$653.5	$667.6	$1,321.1
New Investments	131.1	—	131.1	321.5	452.6
Amortization and impairment	—	(66.9)	(66.9)	(102.2)	(169.1)
Foreign currency translation	1.3	—	1.3	9.4	10.7
Transfer	38.2	—	38.2	(38.2)	—

Balance as of September 30, 2012	$1,141.1	$(383.9)	$757.2	$858.1	$1,615.3

        During the first half of 2012, the Company determined that the fair value of the indefinite-lived intangible asset at one of its Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, reduced the carrying value by $102.2 million. The fair value of this asset ($38.2 million) was calculated using a discounted cash flow analysis, a Level 3 fair value measurement. The significant assumptions used in the valuation were assets under management (declining approximately 10% annually) and a discount rate of 15%. While the Company generally considers investment advisory contracts between its Affiliates and their sponsored registered investment companies to have an indefinite life, it was determined that the useful life of this asset was no longer indefinite. Accordingly, in the second quarter of 2012 the Company reclassified the remaining acquired client relationships to definite-lived. No impairment was recognized in the third quarter of 2012.

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2012, these relationships were being amortized over a weighted average life of approximately eleven years. The Company recognized amortization expense for these relationships of $22.1 million and $66.3 million, respectively for the three and nine months ended September 30, 2011 as compared to $24.0 million and $66.9 million, respectively for the three and nine months ended September 30, 2012. The Company estimates that its consolidated annual amortization expense will be approximately $95.0 million for the next five years, assuming no additional investments in new or existing Affiliates.

18.   Equity Method Investments in Affiliates

        For the Affiliates in which the Company holds a significant but non-controlling interest, the equity method of accounting is applied. The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of September 30, 2012, these relationships were being amortized over a weighted average life of approximately eight years. The Company recognized amortization expense for these relationships of $8.2 million and $24.8 million, respectively for the three and nine months ended September 30, 2011 as compared to $10.2 million and $26.5 million, respectively for the three and nine months ended September 30, 2012. Assuming no additional investments in new or existing Affiliates, the Company

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2012	$37.8
2013	44.9
2014	23.5
2015	14.9
2016	12.4

        During the quarter ended September 30, 2012, the Company announced and closed an additional investment in BlueMountain Capital Management LLC ("BlueMountain"), a leading global credit alternatives manager. Founded in 2003, BlueMountain manages more than $8.0 billion in assets across a diverse set of strategies in the credit markets.

        The Company continues to hold a minority interest and accounts for the investment under the equity method of accounting. The Company's purchase price allocation is provisional and allocated $122.8 million to acquired client relationships. The Company's purchase price allocation was measured using a financial model that includes assumptions of expected market performance and net client cash flows. This provisional amount may be revised upon completion of the final valuation. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.

19.   Affiliate Equity

        The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners. These transactions generally occur at fair value. However, if the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the requisite service period. The Company recognized compensation expense related to Affiliate equity of $6.4 million and $17.6 million, respectively ($1.9 million and $9.1 million attributable to the controlling interest) for the three and nine months ended September 30, 2011 as compared to $6.5 million and $21.6 million, respectively ($2.3 million and $9.3 million attributable to the controlling interest) for the three and nine months ended September 30, 2012.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance as of January 1, 2012	$451.8
Issuance of Redeemable non-controlling interest	9.3
Repurchase of Redeemable non-controlling interest	(15.8)
Changes in redemption value	67.8

Balance as of September 30, 2012	$513.1

        During the three and nine months ended September 30, 2011 and 2012, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Net income (controlling interest)	$40.1	$54.9	$124.6	$98.9
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(4.9)	1.1	(4.5)	(7.5)

Change from Net income (controlling interest) and net transfers with non-controlling interests	$35.2	$56.0	$120.1	$91.4

20.   Comprehensive Income

        The following table shows the tax effects allocated to each component of other comprehensive income:

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustment	$(34.6)	$—	$(34.6)	$(18.2)	$—	$(18.2)
Change in net realized and unrealized loss on derivative securities	(10.2)	3.9	(6.3)	(11.5)	4.4	(7.1)
Change in net unrealized loss on investment securities	(64.8)	24.3	(40.5)	(74.3)	28.1	(46.2)

Other comprehensive income (loss)	$(109.6)	$28.2	$(81.4)	$(104.0)	$32.5	$(71.5)

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustment	$15.2	$—	$15.2	$19.7	$—	$19.7
Change in net realized and unrealized loss on derivative securities	(0.5)	0.2	(0.3)	(1.4)	0.5	(0.9)
Change in net unrealized loss on investment securities	1.9	(0.7)	1.2	(1.8)	0.7	(1.1)

Other comprehensive income (loss)	$16.6	$(0.5)	$16.1	$16.5	$1.2	$17.7

        The components of accumulated other comprehensive income, net of taxes, are as follows:

	December 31, 2011	Other Comprehensive Income	September 30, 2012
Foreign currency translation adjustments	$57.7	$19.7	$77.4
Realized and unrealized loss on derivative securities	(2.2)	(0.9)	(3.1)
Unrealized loss on investment securities	(5.5)	(1.1)	(6.6)

Accumulated other comprehensive income	50.0	17.7	67.7
Accumulated other comprehensive income (non-controlling interests)	—	(1.7)	(1.7)

Accumulated other comprehensive income (controlling interest)	$50.0	$16.0	$66.0

21.   Recent Accounting Developments

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

        As of September 30, 2012, we manage $416.1 billion in assets through our Affiliates across a broad range of asset classes and investment styles in three principal distribution channels: Mutual Fund, Institutional and High Net Worth. The following summarizes our operations in our three principal distribution channels.

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

New Investments

        On July 31, 2012, we completed an additional investment in BlueMountain Capital Management LLC ("BlueMountain"), a leading global credit alternatives manager. Founded in 2003, BlueMountain manages more than $8.0 billion in assets across a diverse set of strategies in the credit markets.

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

        Our minority investments are also structured to align our interests with those of the Affiliate's management through shared equity ownership, as well as to preserve the Affiliate's entrepreneurial culture and independence by maintaining the Affiliate's operational autonomy. In cases where we hold a minority investment, the revenue sharing arrangement generally allocates a percentage of the Affiliate's revenue to us. The remaining revenue is used to pay operating expenses and profit distributions to the other owners. Generally where we own a minority investment, we are required to use the equity method of accounting. Consistent with this method, we have not consolidated the operating results of these firms (including their revenue) in our Consolidated Statements of Income. Our share of these firms' profits (net of intangible amortization) is reported in Income from equity method investments, and is therefore reflected in our Net income and EBITDA. As a consequence, increases or decreases in these firms' assets under management ($117.6 billion as of September 30, 2012 and included in our reported assets under management) will not affect our reported revenue.

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

Financial Results

        The table below summarizes our financial highlights:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions, except as noted and per share data)	2011	2012		2011	2012
Assets under Management (in billions)	$305.9	$416.1	36%	$305.9	$416.1	36%
Revenue	413.8	467.3	13%	1,302.4	1,314.5	1%
Net income (controlling interest)(1)	40.1	54.9	37%	124.6	98.9	(21)%
Earnings per share—diluted(1)	0.76	1.04	37%	2.34	1.87	(20)%
Economic net income(2)	82.1	101.2	23%	258.5	272.3	5%
Economic earnings per share(2)	1.55	1.91	23%	4.86	5.15	6%

(1)
During the first half of 2012, we reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates by $102.2 million and we also reduced our current estimate of contingent payment obligations and recognized a gain of $57.3 million ($39.6 million attributable to the controlling interest). Excluding these valuation adjustments, Net income (controlling interest) and Earnings per share—diluted would have been $137.8 million and $2.61 for the nine months ended September 30, 2012. Management believes the disclosure of Net income (controlling interest) and Earnings per share—diluted excluding these valuation adjustments, both non-GAAP measures, provides for a better comparison between current and prior periods.

(2)
Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 43.

        During the twelve months ended September 30, 2012, the MSCI EAFE and the S&P 500 realized increases of 14.3% and 30.2%, respectively. Our total assets under management grew to $416.1 billion at September 30, 2012, an increase of approximately 36% over September 30, 2011. The growth in our assets under management was primarily the result of investment performance ($54.4 billion), organic growth of our Affiliates from net client cash flows ($29.1 billion) and our new investments in Veritable and Yacktman ($28.0 billion).

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2011		September 30, 2012
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$207.9	63%	$266.5	64%
Alternative(2)	80.3	25%	99.4	24%
Fixed Income(3)(4)	39.3	12%	50.2	12%

Total	$327.5	100%	$416.1	100%

Geography(5)
Domestic	$109.4	33%	$152.9	37%
Global/International(4)	178.4	55%	215.2	52%
Emerging Markets	39.7	12%	48.0	11%

Total	$327.5	100%	$416.1	100%

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

        Our assets under management increased during the nine months ended September 30, 2012 principally as a result of our new investments ($22.9 billion in the Equity asset class and $5.1 billion in Fixed Income) and organic growth from net client cash flows in the Alternative asset class ($14.8 billion) and the Equity asset class ($9.2 billion). Our new investments also increased the Domestic asset class ($25.8 billion) and Global/International ($2.2 billion) while organic growth from net client cash flows increased Global/International ($19.2 billion).

Assets under Management by Operating Segment

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels in this Quarterly Report on Form 10-Q).

Statement of Changes-Quarter to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
June 30, 2012	$108.5	$223.8	$52.3	$384.6
Client cash inflows	10.2	11.4	3.1	24.7
Client cash outflows	(6.8)	(4.4)	(2.7)	(13.9)

Net client cash flows	3.4	7.0	0.4	10.8

Investment performance	6.0	13.3	2.2	21.5
Other(1)	(0.1)	(0.3)	(0.4)	(0.8)

September 30, 2012	$117.8	$243.8	$54.5	$416.1

Statement of Changes-Year to Date

(in billions)	Mutual Fund	Institutional	High Net Worth	Total
December 31, 2011	$85.2	$205.7	$36.6	$327.5
New Investments(2)	14.8	0.0	13.2	28.0
Client cash inflows	25.5	33.3	8.2	67.0
Client cash outflows	(17.6)	(17.9)	(6.4)	(41.9)

Net client cash flows	7.9	15.4	1.8	25.1

Investment performance	10.1	23.5	3.3	36.9
Other(1)	(0.2)	(0.8)	(0.4)	(1.4)

September 30, 2012	$117.8	$243.8	$54.5	$416.1

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

(2)
In the second quarter of 2012, we completed our investments in Veritable and Yacktman.

        As shown in the assets under management table above, client cash inflows totaled $67.0 billion while client cash outflows totaled $41.9 billion for the nine months ended September 30, 2012. The net flows for the nine months ended September 30, 2012 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a material impact on our revenue or expenses.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change
(in millions, except as noted)	2011	2012		2011	2012	% Change
Average Assets under Management (in billions)(1)
Including equity method Affiliates:
Mutual Fund	$83.7	$112.0	34%	$87.6	$98.4	12%
Institutional	200.4	234.2	17%	208.7	225.4	8%
High Net Worth	35.4	53.4	51%	36.1	44.2	22%

Total	$319.5	$399.6	25%	$332.4	$368.0	11%

Excluding equity method Affiliates:
Mutual Fund	$74.3	$92.3	24%	$78.9	$81.2	3%
Institutional	139.6	154.0	10%	147.0	152.2	4%
High Net Worth	27.5	43.9	60%	27.8	34.4	24%

Total	$241.4	$290.2	20%	$253.7	$267.8	6%

Revenue
Mutual Fund	$179.0	$208.3	16%	$555.7	$557.4	0%
Institutional	199.6	210.7	6%	640.6	636.8	(1)%
High Net Worth	35.2	48.3	37%	106.1	120.3	13%

Total	$413.8	$467.3	13%	$1,302.4	$1,314.5	1%

Net income (loss) (controlling interest)(2)
Mutual Fund(3)	$18.4	$24.7	34%	$53.8	$8.3	(85)%
Institutional	17.7	24.9	41%	66.3	77.0	16%
High Net Worth(4)	4.0	5.3	33%	4.5	13.6	202%

Total	$40.1	$54.9	37%	$124.6	$98.9	(21)%

EBITDA(5)
Mutual Fund	$38.1	$46.4	22%	$121.0	$119.9	(1)%
Institutional	64.1	73.3	14%	213.1	207.0	(3)%
High Net Worth(4)	10.7	13.8	29%	20.9	34.3	64%

Total	$112.9	$133.5	18%	$355.0	$361.2	2%

(1)
As described above, our average assets under management considers balances used to bill revenue during the reporting period. Assets under management attributable to investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment.

(2)
In 2012, we changed our estimate of payments to be made under certain of our contingent payment arrangements. During the first half of 2012, we recognized a gain totaling $57.3 million ($39.6 million attributable to the controlling interest) as a result of this change. The controlling interest portion of the gain was allocated $19.1 million, $20.2 million and $0.3 million to our Mutual Fund, Institutional and High Net Worth channels, respectively.

(3)
During the first half of 2012, we reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates and, accordingly, recorded pre-tax expenses of $102.2 million.

(4)
During the three months ended June 30, 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded a $12.8 million write-down which was allocated to our High Net Worth distribution channel.

(5)
EBITDA, including a reconciliation to cash flow from operations, is discussed in "Supplemental Liquidity Measure" on page 46.

Results of Operations

Revenue

        Our revenue is generally determined by the level of our assets under management and the allocation of our assets across our three operating segments, which realize different fee rates, and the recognition of any performance fees. Performance fees are generally measured on absolute or relative investment performance against a benchmark. As a result, the level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in total assets under management.

        Our total revenue increased $53.5 million (or 13%) in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily from a 20% increase in average assets under management from our consolidated Affiliates offset by a decline in our average fee rates (6%). The increase in average assets under management resulted principally from investment performance and our new Affiliate investments. The decline in average fee rates resulted from changes in the composition of our assets under management including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates including our new Affiliate investments in 2012. Consolidated performance fee revenue remained relatively flat for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

        Our total revenue increased $12.1 million (or 1%) in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 primarily from a 6% increase in average assets under management from our consolidated Affiliates offset by a decline in our average fee rates (4%). The increase in average assets under management resulted principally from investment performance, our new Affiliate investments and net client cash flows. The decline in average fee rates resulted from changes in the composition of our assets under management including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates including our new Affiliate investments in 2012.

        Changes in the composition of our assets under management between operating segments did not have a significant impact on our results.

        The following discusses the changes in our revenue by operating segment.

  Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $29.3 million (or 16%) in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily from a 24% increase in average assets under management from our consolidated Affiliates offset by a decline in our average fee rates (7%). The increase in average assets under management resulted principally from investment performance and our new Affiliate investments. The decline in average fee rates resulted from changes in our business mix as described above.

        Our revenue increased $1.7 million in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily from a 3% increase in average assets under management from our consolidated Affiliates offset by a decline in our average fee rates (3%). The increase in average assets under management resulted principally from investment performance and our new Affiliate investments. The decline in average fee rates resulted from changes in our business mix as described above.

  Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $11.1 million (or 6%) in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily from a 10% increase in average assets under management from our consolidated Affiliates offset by a decline in our average fee rates (5%). The increase in average assets under management resulted principally from investment performance and net client cash flows. The decline in average fee rates resulted from changes in our business mix as described above.

        Our revenue in the Institutional distribution channel decreased $3.8 million (or 1%) in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily from a decline in our average fee rates (4%) and a decline in performance fees (1%) offset by an increase in average assets under management from our consolidated Affiliates of 4%. The decline in average fee rates resulted from changes in our business mix as described above. Consolidated performance fee revenue decreased $4.4 million to $20.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in average assets under management resulted principally from investment performance and net client cash flows.

  High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $13.1 million (or 37%) in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily from a 60% increase in average assets under management from our consolidated Affiliates offset by a decline in our average fee rates (9%). The increase in average assets under management resulted principally from our new Affiliate investments and investment performance. The decline in average fee rates resulted from changes in our business mix as described above.

        Our revenue in the High Net Worth distribution channel increased $14.2 million (or 13%) in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily from a 24% increase in average assets under management from our consolidated Affiliates offset by a decline in our average fee rates (6%). The increase in average assets under management resulted principally from our new Affiliate investments and investment performance. The decline in average fee rates resulted from changes in our business mix as described above.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change
(in millions)	2011	2012		2011	2012	% Change
Compensation and related expenses	$168.9	$196.8	17%	$544.9	$565.9	4%
Selling, general and administrative	83.5	93.9	12%	261.6	267.7	2%
Intangible amortization and impairments	22.1	24.0	9%	66.3	169.1	155%
Depreciation and other amortization	4.0	3.5	(13)%	11.6	10.6	(9)%
Other operating expenses	9.3	9.4	1%	27.1	27.7	2%

Total operating expenses	$287.8	$327.6	14%	$911.5	$1,041.0	14%

        A substantial portion of our operating expenses is incurred by our Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determines its operating expenses. Accordingly, our compensation expense is generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocations. During the three and nine months ended September 30, 2012, approximately $102.1 million and $267.1 million, (or 52% and 51%), respectively, of our consolidated compensation expense, was attributable to our Affiliate partners from their Operating Allocations. The percentage of revenue allocated to operating expenses varies from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue may not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased $27.9 million (or 17%) and $21.0 million (or 4%) in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively. These increases were primarily attributable to increases in aggregated Affiliate expenses of $13.2 million and $13.6 million from new Affiliate investments in the three and nine months ended September 30, 2012, respectively. In the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, the increase was also a result of the relationship between revenue and operating expenses at Affiliates which experienced increases in revenue, and accordingly, reported higher compensation expenses. In the nine months ended September 30, 2012 the increase was also a result of an increase in share-based payment arrangements and costs associated with our global distribution initiatives.

        Selling, general and administrative expenses increased $10.4 million (or 12%) and $6.1 million (or 2%) in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively. These increases resulted principally from increases in aggregate Affiliate expenses from new Affiliate investments in both the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.

        Intangible amortization and impairments increased $1.9 million (or 9%) and $102.8 million (or 155%) in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively. In the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, this increase related to our new Affiliate investments in 2012. In the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, this increase was primarily the result of expenses associated with the reduction in carrying value of an indefinite-lived intangible asset at one of our Affiliates of $102.2 million in the first half of 2012.

        Depreciation and other amortization decreased $0.5 million (or 13%) and $1.0 million (or 9%) in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.

        Other operating expenses increased $0.1 million (or 1%) and $0.6 million (or 2%) in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2011	2012		2011	2012
Income from equity method investments	$9.8	$19.4	98%	$40.1	$47.3	18%
Investment and other income (loss)	(9.5)	6.9	n.m.(1)	(6.8)	20.3	n.m.(1)
Interest expense	18.1	21.8	20%	55.6	58.8	6%
Imputed interest expense and contingent payment arrangements	8.3	6.7	(19)%	24.9	(35.7)	n.m.(1)
Income tax expense	19.8	19.4	(2)%	73.2	46.0	(37)%

(1)
Percentage change is not meaningful.

        Income from equity method investments consists of our share of income from Affiliates that are accounted for under the equity method of accounting, net of any related intangible amortization. Income from equity method investments increased $9.6 million (or 98%) and $7.2 million (or 18%) in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, respectively. These increases were a result of increases in revenue resulting from higher assets under management as well as our additional investment in BlueMountain during the third quarter of 2012.

        Investment and other income (loss) increased $16.4 million and $27.1 million in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively. These increases were principally as a result of increases in Affiliate investment earnings. The increase in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was also a result of a $12.8 million write-off of a cost method investment in the second quarter of 2011, which did not recur in 2012.

        Interest expense increased $3.7 million (or 20%) and $3.2 million (or 6%) in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, respectively. These increases were principally as a result of the issuance of the 6.375% Senior Notes due in 2042 (the "2042 Senior Notes") in the third quarter of 2012 ($1.8 million) and increased borrowings under our credit facility.

        Imputed interest expense and contingent payment arrangements consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities, as well as the accretion and revaluation of our contingent payment arrangements. Imputed interest expense and contingent payment arrangements decreased $1.6 million (or 19%) and $60.6 million in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, respectively. In the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, the decrease primarily relates to gains on the revaluation of contingent payment arrangements of $57.3 million which occurred during the first half of 2012.

        Income taxes decreased $0.4 million (or 2%) in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, as a result of recognizing the benefit of the reduction of corporate tax rates in the United Kingdom and a $3.1 million reduction in our deferred tax valuation allowance in the third quarter of 2012, offset by the increase in Income before taxes for controlling interests. Income taxes decreased $27.2 million (or 37%) in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 as the result of a decrease in Income before taxes for controlling interests and an $8.3 million reduction in our deferred tax valuation allowance in the nine months ended September 30, 2012.

Net Income

        The following table summarizes Net income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2011	2012		2011	2012
Net income	$80.1	$118.1	47%	$270.5	$272.0	1%
Net income (non-controlling interests)	40.0	63.2	58%	145.9	173.1	19%
Net income (controlling interest)	40.1	54.9	37%	124.6	98.9	(21)%

        Net income (non-controlling interests) increased $23.2 million (or 58%) and $27.2 million (or 19%) in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, respectively. These increases were a result of our new Affiliate investments in 2012 and increases in Affiliate investment earnings. In the nine months ended September 30, 2012, as compared to the nine months ended September 20, 2011, the increase was also attributable to the $17.7 million gain on the revaluation of contingent payment arrangements that occurred during the first half of 2012.

        Net income (controlling interest) increased $14.8 million (or 37%) in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was principally as a result of increases in revenue and income from equity method investments partially offset by increases in operating and interest expenses. Net income (controlling interest) decreased $25.7 million (or 21%) in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was a result of the reduction in carrying value of one of our indefinite-lived intangible assets ($102.2 million) in the first half of 2012, partially offset by the gains on revaluation of contingent payment arrangements of $39.6 million in the first half of 2012.

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

        Under our Economic net income definition, we add to Net income (controlling interest) amortization (including equity method amortization and reductions in the carrying value of our intangible assets), deferred taxes related to intangible assets, non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and Affiliate equity expense. We add back amortization attributable to acquired client relationships (because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time) and other reductions in the carrying value of acquired client relationships, including impairments. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that are no longer amortized but continue to generate tax deductions is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners when these transfers have no dilutive effect to shareholders.

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

        The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2011	2012	2011	2012
Net income (controlling interest)	$40.1	$54.9	$124.6	$98.9
Intangible amortization and impairments(1)(2)	26.9	29.9	80.9	184.1
Intangible-related deferred taxes(3)	10.4	11.7	36.2	0.1
Imputed interest and contingent payment arrangements(4)	4.3	4.0	13.1	(12.7)
Affiliate equity expense	0.4	0.7	3.7	1.9

Economic net income	$82.1	$101.2	$258.5	$272.3

Average shares outstanding—diluted	53.0	53.0	53.2	52.9
Assumed issuance of senior convertible securities shares	—	—	—	—
Assumed issuance of junior convertible securities shares	—	—	—	—
Dilutive impact of senior convertible securities shares	—	—	—	—
Dilutive impact of junior convertible securities shares	—	—	—	—

Average shares outstanding—adjusted diluted	53.0	53.0	53.2	52.9

Economic earnings per share	$1.55	$1.91	$4.86	$5.15

(1)
We are required to use the equity method of accounting for certain of our investments and, as such, do not separately report these Affiliates' revenues or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization, $8.2 million and $10.2 million for the three months ended September 30, 2011 and 2012, respectively, and $24.8 million and $26.5 million for the nine months ended September 30, 2011 and 2012, respectively, is reported in Income from equity method investments.

(2)
Our reported intangible amortization, $22.1 million and $24.0 million for the three months ended September 30, 2011 and 2012, respectively, includes $3.4 million and $4.3 million, respectively, of amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. Our reported intangible amortization, $66.3 million and $169.1 million for the nine months ended September 30, 2011 and 2012, respectively, includes $10.2 million and $11.5 million, respectively, of amortization attributable to our non-controlling interests. The reported intangible amortization for the nine months ended September 30, 2012 includes a $102.2 million expense associated with the reduction of carrying value of an indefinite-lived intangible asset at one of our Affiliates during the first half of 2012.

(3)
As described in Note (2) above, we reduced the carrying value of certain of our indefinite-lived intangible assets during the first half of 2012 which resulted in a $38.8 million decrease in our intangible-related deferred taxes.

(4)
Our reported Imputed interest expense and contingent payment arrangements, $8.3 million and $6.7 million for the three months ended September 30, 2011 and 2012, respectively, include $1.5 million and $0.7 million of imputed interest attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. Our reported Imputed interest expense and contingent payment arrangements, $24.9 million and ($35.7) million for the nine months ended September 30, 2011 and 2012, respectively, include $4.4 million and ($14.6) million of imputed interest attributable to our non-controlling interests. In the first half of 2012, we changed our estimate of payments to be made under certain of our contingent payment arrangements and recognized a gain totaling $57.3 million ($39.6 million attributable to the controlling interest) as a result of this change.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2011	September 30, 2012
Balance Sheet Data
Cash and cash equivalents	$449.5	$372.6
Senior bank debt	250.0	445.0
Senior notes	—	200.0
Senior convertible securities	435.6	446.5
Junior convertible trust preferred securities	512.6	514.8

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Cash Flow Data
Operating cash flow	$242.2	$211.1	$549.9	$447.1
Investing cash flow	(42.8)	(354.0)	(59.1)	(747.9)
Financing cash flow	(183.3)	202.2	(479.4)	220.5
EBITDA(1)	112.9	133.5	355.0	361.2

(1)
The definition of EBITDA is presented below under "Supplemental Liquidity Measure".

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At September 30, 2012, our internal leverage ratio was 2.0:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of September 30, 2012, our actual bank leverage and bank interest coverage ratios were 2.0 and 7.7, respectively, and we were in compliance with all terms of our credit facility. As of September 30, 2012, we had $630.0 million of remaining capacity under our credit facility, of which we could borrow approximately $580.0 million and remain in compliance with our credit agreement.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2011	2012	2011	2012
Cash flow from operating activities	$242.2	$211.1	$549.9	$447.1
Interest expense, net of non-cash items(1)	16.3	19.7	49.4	53.1
Current tax provision	1.9	8.8	31.9	31.1
Income from equity method investments, net of distributions(2)	(9.0)	8.8	(45.6)	(5.5)
Net income (non-controlling interests)	(40.0)	(63.2)	(145.9)	(173.1)
Changes in assets and liabilities	(75.7)	(34.7)	(19.5)	48.6
Other non-cash adjustments(3)	(22.8)	(17.0)	(65.2)	(40.1)

EBITDA	$112.9	$133.5	$355.0	$361.2

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements ($10.1 million and $8.7 million for the three months ended September 30, 2011 and 2012, respectively and $31.1 million and ($30.0) million for the nine months ended September 30, 2011 and 2012, respectively).

(2)
Distributions from equity method investments were $27.0 million and $20.8 million for the three months ended September 30, 2011 and 2012, respectively and $110.5 million and $79.2 million for the nine months ended September 30, 2011 and 2012, respectively.

(3)
Other non-cash adjustments include share-based compensation expense, tax benefits from stock options and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.

        In the nine months ended September 30, 2012, we met our cash requirements primarily through cash generated by operating activities, borrowings under our revolver and the issuance of the 2042 Senior Notes. Our principal uses of cash were to make investments in new Affiliates, make distributions to Affiliate partners and repay our other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, settlement of contingent payment arrangements, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of September 30, 2012:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$445.0	2016	(1)
Senior notes	200.0	2042	(2)
Senior convertibles securities	460.0	2038	(3)
Junior convertible trust preferred securities	730.8	2036/2037	(4)

(1)
Settled in cash.

(2)
Settled in cash on or after August 15, 2017.

(3)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock at our election if the holders exercise their conversion rights.

(4)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        We have a $1,075.0 million senior unsecured credit facility (the "credit facility"), consisting of a $825.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan") and pays interest on any outstanding obligations at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time). A portion of the revolver ($30.0 million) matures in January 2015 with the balance of $795.0 million and the term loan maturing in November 2016. Subject to certain conditions, we may increase the revolver and the term loan by up to $75.0 million and $250.0 million, respectively.

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

Senior Notes

        As of September 30, 2012 we had $200.0 million aggregate principal amount of 2042 Senior Notes. The unsecured 2042 Senior Notes pay interest quarterly and may be redeemed at any time, on or after August 15, 2017. The 2042 Senior Notes' indenture includes customary provisions regarding events of default.

        In October 2012, we sold $140.0 million aggregate principal amount of 5.25% Senior Notes due 2022 (the "2022 Senior Notes"). The unsecured 2022 Senior Notes pay interest quarterly and may be redeemed at any time, on or after October 15, 2015. The 2022 Senior Notes' indenture includes customary provisions regarding events of default.

        We used the net proceeds from both the 2042 Senior Notes and the 2022 Senior Notes to repay outstanding indebtedness under our revolver.

Convertible Securities

        At September 30, 2012, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006

(the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue date	August 2008	October 2007	April 2006
Maturity date	August 2038	October 2037	April 2036
Next potential put date	August 2013	N/A	N/A
Par value (in millions)	$460.0	$430.8	$300.0
Carrying value (in millions)(1)	446.5	299.0	215.7
Denomination	1,000	50	50
Current conversion rate	7.959	0.250	0.333
Current conversion price	$125.65	$200.00	$150.00
Stated coupon	3.95%	5.15%	5.10%
Coupon frequency	Semi-annually	Quarterly	Quarterly
Tax deduction rate(2)	9.38%	8.00%	7.50%

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

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of September 30, 2012, the unrealized loss (before taxes) on these contracts was $4.3 million.

        In prior years, we entered into treasury rate lock contracts which were settled in 2011 for a net pre-tax loss of $0.7 million. The net loss on these contracts is reflected as a component of Other comprehensive income and will be reclassified to earnings over the life of the 2022 Senior Notes.

Forward Equity Sale Agreement

        In August 2012, we amended our forward equity agreement to increase the shares of common stock we may sell to an aggregate of $400.0 million. During the quarter ended September 30, 2012, we entered into contracts to sell a notional amount of $136.8 million at an average share price of $121.19. In October 2012, we entered into contracts to sell an additional notional amount of $10.4 million at an average share price of $123.88. We have the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. All contracts remain outstanding.

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

        Our current redemption value for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $100.0 million of Affiliate equity during 2012, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net income plus non-cash charges for amortization, deferred taxes, equity-based compensation and depreciation, as well as increases and decreases in our consolidated working capital.

        The decrease in cash flows from operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 resulted principally from decreases in investment advisory fees receivable of $39.5 million, distributions received from equity method investments of $31.1 million and increases in settlements of Accounts payable and accrued liabilities of $29.3 million.

Investing Cash Flow

        Net cash flow used in investing activities increased $688.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of our investments in Affiliates during the nine months ended September 30, 2012.

Financing Cash Flow

        Financing cash flows increased $699.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This was primarily a result of a net increase in bank debt borrowings and repayments of $445.0 million, an increase in issuance of senior notes of $200.0 million and a reduction in note payments of $78.6 million, partially offset by an increase in Affiliate equity issuances and repurchases of $18.4 million and repurchases of common stock of $12.9 million.

        We financed our investments in Veritable, Yacktman and BlueMountain with available cash and borrowings under our revolver.

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $11.6 million and $4.9 million as of September 30, 2012 and 2011, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $755.5 million through 2017. In 2012, we expect to make total payments of approximately $85.4 million to settle portions of these contingent arrangements. In addition, we expect to repurchase approximately $100.0 million of interests in certain existing Affiliates in 2012.

        Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.3 million. The timing and amount of repurchases are determined at the discretion of management. In the nine months ended September 30, 2012, we repurchased 0.6 million shares for $60.9 million at an average price per share of $107.47.

        We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity contracts, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

Contractual Obligations

        The following table summarizes our contractual obligations as of September 30, 2012. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
		Remainder of 2012
(in millions)	Total		2013-2014	2015-2016	Thereafter
Contractual Obligations
Senior bank debt	$445.0	$—	$—	$445.0	$—
Senior convertible securities(1)	932.4	—	36.3	36.3	859.8
Junior convertible trust preferred securities	1,643.5	9.2	74.1	74.1	1,486.1
Senior notes	585.9	3.4	25.5	25.5	531.5
Leases	149.3	7.6	51.4	35.5	54.8
Other liabilities(2)	32.1	10.7	—	—	21.4
Derivative instruments	6.3	0.4	3.5	2.0	0.4

Total contractual obligations	$3,794.5	$31.3	$190.8	$618.4	$2,954.0

Contingent Obligations
Contingent payment obligations(3)	$279.5	$85.4	$—	$109.3	$84.8

(1)
Holders of the 2008 convertible notes may put their interests to us for $460.0 million in 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests and deferred purchase price payments for acquisitions. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $27.9 million and $75.1 million, respectively, as of September 30, 2012) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to business acquisitions and investments disclosed in the table represents our expected settlement amounts. The maximum settlement amount related to extant investments as of September 30, 2012 is approximately $370.8 million through 2012 and $384.8 million in periods thereafter.

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

        We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our indefinite-lived intangible assets for impairment by comparing their carrying value to the fair value of the investment advisory contract. During the first half of 2012, we determined that the fair value of an indefinite-lived intangible asset at one of our Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, we reduced the asset to its current fair value. The impairments totaled $102.2 million during the first half of 2012. The fair value of the indefinite-lived intangible asset was determined by discounting the projected future cash flows associated with the underlying mutual fund contracts (such cash flows being dependent upon projected growth). Our discount rates are developed with input from valuation experts. When determining the fair value of this intangible asset during the second quarter of 2012, we also determined that the useful life of this intangible asset was no longer indefinite; accordingly, we reclassified the remaining acquired client relationships to definite-lived. We will now amortize these acquired client relationships over the period we expect to derive future economic benefits. We may recognize future impairments to the extent that we conclude the carrying amount of these contracts are no longer recoverable. No impairments were recognized during the three months ended September 30, 2012.

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

        During the first half of 2012, we reduced our estimate of payments to be made under these arrangements and recognized a gain totaling $57.3 million ($39.6 million of which is attributable to the controlling interest). No changes to our estimate of payments occurred during the three months ended September 30, 2012. Changes to our projected future payment amounts could materially affect the amount of Imputed interest expense and contingent payment arrangements we recognize in any period. For example, a 1% change in our assumed discount rate or a 1% change in our projected revenue (assuming all other factors remain constant) at Affiliates with these types of arrangements, would result in an increase or decrease to our Imputed interest expense and contingent payment arrangements of $1.1 million and $4.4 million, respectively, of which $0.1 million and $2.5 million, respectively, relate to amounts expected to be settled in the fourth quarter of 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2012. Please refer to Item 7A in our 2011 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  None.

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1–31, 2012	—	$—	—	2,288,749
August 1–31, 2012	—	—	—	2,288,749
September 1–30, 2012	—	—	—	2,288,749

Total	—	$—	—

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 6, 2012	/s/ JAY C. HORGEN Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended September 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) the Consolidated Statement of Equity for the three month period ended September 30, 2012, (iv) the Consolidated Statements of Cash Flows for the three month periods ended September 30, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.

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