Form 10-K
period 2012-12-31
AFFILIATED MANAGERS GROUP INC
filed 2013-02-22
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2012
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         At June 29, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $109.45 on that date on the New York Stock Exchange, was $5,586,100,782. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 52,576,768 shares of the registrant's common stock outstanding on February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 11, 2013 are incorporated by reference into Part III.

FORM 10-K

i

PART I

Item 1.    Business

        We are a global asset management company with equity investments in a diverse group of boutique investment management firms (our "Affiliates"). We pursue a growth strategy designed to generate shareholder value through the internal growth of our existing business, additional investments in boutique investment management firms and strategic transactions and relationships structured to enhance our Affiliates' businesses and growth prospects.

        We hold meaningful equity interests in each of our Affiliates. The remaining equity interests are retained by management of the Affiliate and enable Affiliate management to continue to participate in their firm's success. Our investment approach provides a degree of liquidity and diversification to principal owners of boutique investment management firms, and also addresses the succession and ownership transition issues facing many founders and principal owners. Our partnership approach also ensures that our Affiliates maintain operational autonomy in managing their business, thereby preserving their firm's entrepreneurial culture and independence. In particular, our structures are designed to:

  •
  maintain and enhance Affiliate management equity incentives in their firms;

  •
  preserve each Affiliate's distinct culture and investment focus; and

  •
  provide Affiliates with the ability to realize the benefits of scale economies in global distribution, operations, compliance and technology.

        Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale. We assist our Affiliates in broadening their global distribution capabilities, developing new products and providing strategic support and enhanced operational capabilities.

        We believe that substantial opportunities to make investments in high-quality boutique investment management firms will continue to arise as their founders seek to institutionalize their businesses through broader equity ownership, or approach retirement age and begin to plan for succession. Our management identifies select firms based on our thorough understanding of the asset management industry, and has developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects. These firms are typically characterized by a strong multi-generational management team and culture, with a commitment to building longer-term success, focused investment discipline and diverse products and distribution channels. We are focused on investing in the highest quality boutique investment management firms, including traditional, alternative and wealth management firms, specializing in an array of investment styles and asset classes. We anticipate that we will have significant additional investment opportunities across the global asset management industry, including the potential for investments in subsidiaries, divisions and other investment teams or products.

Investment Management Operations

        As of December 31, 2012, we manage $431.8 billion in assets through our Affiliates across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. We believe that our diversification across geographies, asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

        The composition of our assets under management and a summary of selected financial data attributable to our operations for each distribution channel are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 22, respectively.

Institutional Distribution Channel

        Through our Affiliates, we manage assets for large institutional investors world-wide including sovereign wealth funds, foundations, endowments, and retirement plans for corporations and municipalities.

        Our institutional investment services and products are distributed by sales and marketing professionals developing new institutional business through direct sales efforts and established relationships with pension consultants around the world. Our global distribution platform operates in key markets to extend the reach of our Affiliates' own business development efforts, including offices in Sydney, serving institutional investors in Australia and New Zealand; London and Zurich, serving institutional investors in the United Kingdom and Europe; Dubai, serving institutional investors in the Middle East; and Hong Kong, serving institutional investors in Asia. Our efforts are designed to ensure that our Affiliates' products and services are successfully tailored and marketed and are responsive to the evolving demands of the global marketplace by providing our Affiliates with resources and expertise to improve their asset gathering capability. Our Affiliates currently manage assets for non-U.S. clients in more than 40 countries, including Australia, Brazil, Canada, Germany, Japan, Luxembourg, the Netherlands, Singapore, the United Arab Emirates and the United Kingdom.

Mutual Fund Distribution Channel

        In our mutual fund distribution channel, we provide advisory or sub-advisory services to mutual funds and other retail-oriented products. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

        Through our global distribution platform, we provide access to the U.S. mutual fund wholesale distribution channel and wrap sponsor platforms, and provide our Affiliates with a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms.

High Net Worth Distribution Channel

        Through our Affiliates, we provide advisory services to ultra-high net worth individuals, families and charitable foundations. Direct services to these clients include customized investment counseling, investment management and fiduciary services. In 2011, we formed AMG Wealth Partners to extend and tailor our innovative partnership approach to equity investments in ultra-high net worth wealth management firms.

        Additionally, we provide advisory services to high net worth individuals through managed account relationships with intermediaries such as brokerage firms. Through our global distribution platform, we provide our Affiliates with enhanced managed account distribution and administration capabilities to individual managed account clients.

Our Structure and Relationship with Affiliates

        We establish and maintain long-term partnerships with our Affiliates, believing that Affiliate management equity ownership (along with AMG's ownership) aligns our interests and provides Affiliates with a powerful incentive to continue to grow their business. We partner with the highest quality firms in the industry, with outstanding management teams, strong long-term performance records and a demonstrated commitment to continued growth and success. Our partnership approach ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their entrepreneurial culture and independence.

        Although the specific structure of each investment is highly tailored to meet the needs of a particular Affiliate, in all cases, we establish a meaningful equity interest in the firm, with the remaining equity interests retained by Affiliate management. Each Affiliate is organized as a separate firm, and its operating or shareholder agreement is structured to provide appropriate incentives for management owners and to address their particular characteristics while also enabling us to protect our interests, including through arrangements such as long-term employment agreements with key members of the firm.

        We generally have contractual arrangements ("revenue sharing arrangements") with our Affiliates. In many cases, a percentage of revenue is allocable to fund operating expenses, including compensation (the "Operating Allocation"), while the remaining revenue (the "Owners' Allocation") is allocable to us and Affiliate management, generally with a priority to us. In other revenue sharing arrangements, we own a minority interest that allocates to us a percentage of the Affiliate's revenue, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions to the other owners. Certain of our Affiliates operate under profit-based arrangements through which we receive a share of profits as cash flow, rather than a percentage of revenue through a typical revenue sharing agreement. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the firm's growth strategy.

        Many of our Affiliate operating agreements provide Affiliate management conditional rights ("put rights") that enable them to sell their retained equity interests to us at certain intervals, gradually over time. These agreements also provide us conditional rights to require the managers to sell their interests to us ("call rights"). We believe these rights enhance our ability to keep our ownership within a desired range and provide Affiliate management sufficient incentives to grow and improve their business and create equity value for themselves. These rights help facilitate our ability to provide equity ownership opportunities in our Affiliates to a broader group of management.

        Through our Affiliates, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are usually determined as a percentage fee charged on periodic values of a client's assets under management. Our private equity products generally bill advisory fees on committed capital.

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

        In addition, certain Affiliate alternative investment and equity products bill on the basis of absolute or relative investment performance ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fees are typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue. We also anticipate that, within any calendar year, the majority of performance fees will typically be realized in the fourth quarter.

        When we own a majority of the equity interests of a firm, we consolidate the Affiliates' results. In certain instances, we hold a minority investment and generally use the equity method of accounting. Consistent with the equity method of accounting, we have not consolidated the operating results

(including the revenue) of these firms and, therefore, increases or decreases in these firms' assets under management will not affect our reported revenue. Our share of these firms' earnings is generally calculated as a percentage of revenue (net of intangible amortization).

        Our Net income reflects the revenue of our consolidated Affiliates (but not the revenue of our equity method Affiliates) and our share of income from equity method Affiliates, reduced by:

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

Investments in Affiliates

        On June 29, 2012, we completed our investment in Veritable, LP ("Veritable") through AMG Wealth Partners. Veritable manages assets for ultra-high net worth individuals and provides comprehensive, objective and tax-sensitive investment consultation through an approach customized for each client's specific needs.

        On June 29, 2012, we completed our investment in Yacktman Asset Management LP ("Yacktman"). Yacktman specializes in large-cap equities through a unique, value-oriented approach.

        On July 31, 2012, we completed an additional investment in our Affiliate, BlueMountain Capital Management LLC ("BlueMountain"), a leading global credit alternatives manager. BlueMountain manages assets across a diverse set of strategies in the credit markets.

        Our target investment universe includes more than 1,800 investment management firms globally, and we have established relationships with approximately 800 of these firms and continue to develop new relationships with additional firms. With our track record of successful partnership, we are uniquely positioned to execute on a diverse opportunity set, including a broad array of traditional, alternative and wealth management firms. We believe that demographic trends will continue to create a number of succession planning opportunities as the founders of independent firms recognize the need for partnership transition, or otherwise seek a degree of diversification and increase in resources to pursue their growth strategy. In addition, we believe alternative firms will continue to seek institutional partnerships and liquidity, thereby creating a number of opportunities for minority investments. Finally, we expect that the number of transaction opportunities available to us will be further enhanced as larger financial organizations dispose of non-core asset management subsidiaries.

        We are well positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, our broad industry relationships, and our substantial experience and expertise in structuring and negotiating transactions. In addition, we have a strong reputation as an effective partner to our existing Affiliates, and are recognized as an innovative, supportive institutional partner for the highest quality boutique investment management firms.

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

  •
  diversity of products offered;

  •
  level of client service offered;

  •
  the continued success of our global distribution platform and the strong business relationships with the major intermediaries who currently distribute our products; and

  •
  development and marketing of new investment strategies and ability to access opportunities to meet the changing needs of investors.

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

Government Regulation

        Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Changes in these laws or regulations could have a material adverse impact on our business, our profitability and mode of operations, and could require that we or our Affiliates incur substantial cost or curtail our operations or investment offerings. Regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates and any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damage, and potentially have an adverse effect on the price of our common stock. Global financial regulatory reform initiatives are likely to result in more stringent regulation of the financial services industry in which we and our Affiliates operate, which could adversely affect our business.

Employees and Corporate Organization

        As of December 31, 2012, we had approximately 130 employees and our Affiliates had approximately 2,100 employees, the substantial majority of which were full-time. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

Our Web Site

        Our web site is www.amg.com. It provides information about us, as well as a link in the "Investor Relations" section of our web site to another web site where you can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

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

Our business is highly regulated.

        Our business is subject to extensive regulation by various regulatory and self-regulatory authorities in jurisdictions around the world. If we or any of our Affiliates were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and result in increased costs even if we (or our Affiliates) were found not to have violated such laws, rules or regulations. The failure of AMG or any Affiliate to satisfy regulatory requirements could subject it to civil liability, criminal liability or sanctions that might materially impact our business and the Affiliate's business. As investment advisers, our Affiliates are subject to numerous obligations, fiduciary duties and other regulatory requirements, where non-compliance could result in censure or termination of adviser status, litigation or reputational harm, any of which could have an adverse effect on our stock price and results of operations. We are at times subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes, which could materially and adversely impact our financial condition. Proposals in the U.S. and the European Union have called for more stringent regulation and additional taxation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur that could adversely affect our business, our access to capital and the market for our common stock.

        Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, can occur without notice and could have a material adverse impact on our profitability and mode of operations. In the U.S., regulatory uncertainty continues to surround the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which represented a comprehensive overhaul of the financial services regulatory environment and requires federal agencies to implement numerous new rules, which may impose additional restrictions and limitations on our business as they are adopted. In the United Kingdom and Europe, our business may be impacted by financial services reform initiatives enacted or under consideration in the European Union. Compliance with these new laws and regulations may also result in increased compliance costs and expenses.

Our international operations are subject to foreign risks, including political, regulatory, economic and currency risks.

        We and some of our Affiliates operate offices or advise clients outside of the U.S., and several Affiliates are based outside the U.S. Accordingly, we and our Affiliates that have foreign operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. These or other risks related to our international operations may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.

Our Affiliates' autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by them.

        Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, we generally are not directly involved in managing our Affiliates' day-to-day activities, including investment management policies and procedures, fee levels, marketing and product development, client relationships, employment and compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates, where weaknesses or failures in internal processes or systems could lead to a disruption of our Affiliates' operations, liability to their clients, exposure to disciplinary action or reputational harm.

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

        The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities and entered into contracts including our convertible securities and forward equity agreements that may result in the issuance of our common stock upon the occurrence of certain events. As of December 31, 2012, approximately 7.8 million shares remain issuable under the terms of our convertible securities. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.

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

        At December 31, 2012, our total assets were approximately $6.2 billion, of which approximately $3.9 billion were intangible assets, and approximately $1.0 billion were Equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our results of operations.

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

Failure to maintain an adequate infrastructure may limit our growth, result in losses or disrupt our business.

        We operate in an industry that is dependent on its information systems and technology. The failure to implement and maintain an infrastructure commensurate with the size and scope of our business could impede our productivity and growth, which could adversely impact our stock price and results of operations. Further, although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to breaches, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. If any such event occurred, this potentially could jeopardize our and our Affiliates' confidential and other information, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses, increased costs or reputational harm.

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

Item 2.    Properties

        Our headquarters and principal offices are located at 600 Hale Street, Prides Crossing, Massachusetts 01965; we believe that the property is suitable for the foreseeable future. We also lease offices in West Palm Beach, Florida; Conshohocken, Pennsylvania; Norwalk, Connecticut; Chicago, Illinois; Sydney, Australia; London, England; Zurich, Switzerland; Hong Kong and Dubai, United Arab Emirates. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange since January 1, 2011 for the periods indicated.

	High	Low
2011
First quarter	$112.86	$96.90
Second quarter	113.00	93.38
Third quarter	109.67	75.71
Fourth quarter	100.41	70.27
2012
First quarter	$114.39	$95.95
Second quarter	115.66	94.32
Third quarter	127.88	102.21
Fourth quarter	132.33	119.84

        The closing price for a share of our common stock as reported on the New York Stock Exchange on February 15, 2013 was $146.51. As of February 15, 2013, there were 22 stockholders of record.

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

Issuer Purchases of Equity Securities

        In February 2007, July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 3.0 million, 0.5 million and 2.0 million shares, respectively, of our common stock. We did not repurchase any shares of our common stock during the quarter ended December 31, 2012. As of such date, approximately 2.3 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

        The following graph compares the cumulative stockholder return on our common stock from November 21, 1997, the date of our initial public offering, through December 31, 2012, with the cumulative total return, during the same period, on the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Ameriprise Financial, Inc., BlackRock, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Capital Group Inc., Legg Mason, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. ("Peer Group"). The comparison assumes the investment of $100 on November 21, 1997 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.    Selected Financial Data

        Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in millions, except as noted and per share data)	2008	2009	2010	2011	2012
Assets under Management (at period end) (in billions)	$170.1	$208.0	$320.0	$327.5	$431.8
Statement of Income Data
Revenue	$1,158.2	$841.8	$1,358.2	$1,704.8	$1,805.5
Net income	131.9	212.9	287.3	359.6	411.4
Net income (loss) (controlling interest)	(1.3)	59.5	138.6	164.9	174.0
Earnings (loss) per share—diluted	(0.03)	1.38	2.81	3.11	3.28
Other Financial Data
Cash flow from (used in):
Operating activities	$508.0	$243.2	$480.7	$708.5	$633.2
Investing activities	(93.6)	(181.5)	(973.8)	(67.7)	(802.3)
Financing activities	(238.3)	(202.2)	545.0	(503.8)	146.2
EBITDA(1)	309.0	242.8	404.4	471.3	543.4
Economic net income(2)	225.4	185.7	299.1	351.0	408.8
Economic earnings per share(2)	5.57	4.37	6.09	6.62	7.71
Balance Sheet Data
Total assets	$3,212.7	$3,390.9	$5,279.8	$5,218.9	$6,187.1
Long-term debt	1,184.1	964.3	1,392.0	1,198.2	1,630.6
Redeemable non-controlling interests	297.7	369.0	406.3	451.8	477.5
Total equity	1,171.0	1,481.7	2,375.3	2,499.6	3,041.4

(1)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 28.

(2)
Economic net income, including a reconciliation to Net income (controlling interest), and Economic earnings per share are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 26.

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

        For the year ended December 31, 2012, Net income (controlling interest) was $174.0 million, Earnings per share—diluted was $3.28, including a $102.2 million impairment of an indefinite-lived intangible asset at one of our Affiliates, and Cash flow from operations was $633.2 million. For the year ended December 31, 2011, Net income (controlling interest) was $164.9 million, Earnings per share—diluted was $3.11 and Cash flow from operations was $708.5 million.

        For the year ended December 31, 2012, Economic net income was $408.8 million, Economic earnings per share was $7.71, representing a 16% increase over the prior year, and EBITDA was $543.4 million. For the year ended December 31, 2011, Economic net income was $351.0 million, Economic earnings per share was $6.62 and EBITDA was $471.3 million. Reconciliations of Net income to Economic net income and Cash flow from operations to EBITDA are included on pages 27 and 29, respectively.

        For the year ended December 31, 2012 our assets under management increased 32% to $431.8 billion. The increase was the result of $47.5 billion from investment performance, $30.1 billion from organic growth from net client cash flows and $28.0 billion from our new investments in Veritable and Yacktman.

        The table below shows our financial highlights for each of the past three years:

(in millions, except as noted and per share data)	2010	2011	% Change	2012	% Change
Assets under Management (in billions)	$320.0	$327.5	2%	$431.8	32%
Average assets under Management (in billions)	252.8	330.6	31%	381.2	15%
Revenue	1,358.2	1,704.8	26%	1,805.5	6%
EBITDA(1)	404.4	471.3	17%	543.4	15%
Net income (controlling interest)	138.6	164.9	19%	174.0	6%
Earnings per share—diluted	2.81	3.11	11%	3.28	5%
Economic net income(2)	299.1	351.0	17%	408.8	16%
Economic earnings per share(2)	6.09	6.62	9%	7.71	16%

(1)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 28.

(2)
Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 26.

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2010		December 31, 2011		December 31, 2012
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$220.4	69%	$207.9	63%	$279.5	65%
Alternative(2)	65.3	20%	80.3	25%	105.1	24%
Fixed Income(3)(4)	34.3	11%	39.3	12%	47.2	11%

Total	$320.0	100%	$327.5	100%	$431.8	100%

Geography(5)
Global(4)	$169.1	53%	$178.4	55%	$228.0	53%
Domestic	110.5	34%	109.4	33%	152.5	35%
Emerging Markets	40.4	13%	39.7	12%	51.3	12%

Total	$320.0	100%	$327.5	100%	$431.8	100%

(1)
The Equity asset class includes equity, balanced and asset allocation products.

(2)
The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)
Our Affiliates sponsor money market funds with fund assets representing less than 1% of our assets under management.

(4)
Investments in sovereign and non-sovereign debt of European countries represent less than 1% of our assets under management.

(5)
The Geography of a particular investment product describes the general location of its investment holdings.

        During the year ended December 31, 2012, on an asset class basis, we experienced organic growth from net client cash flows in our Alternative ($18.8 billion) and Equity asset classes ($8.5 billion). On a geographic basis, our Global products benefited from net client cash flows of $23.8 billion and the Domestic and Emerging Markets products benefited from net client cash flows of $3.5 billion and $2.9 billion, respectively. Strong investment performance across all geographic areas and in the Alternative and Equity asset classes also contributed to growth in 2012.

        During the year ended December 31, 2011, we experienced strong organic growth from net client cash flows in our Alternative ($12.8 billion) and Equity asset classes ($7.9 billion). Our Global products benefited from net client cash flows of $14.7 billion and the Emerging Markets products benefited from net client cash flows of $6.7 billion, partially offset by negative investment performance across all geographic regions.

Assets under Management by Operating Segment

        The following tables present a rollforward of our assets under management by operating segment (which are also referred to as distribution channels in this Annual Report on Form 10-K).

Statement of Changes

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2009	$133.9	$44.5	$29.6	$208.0
Client cash inflows	29.8	21.4	7.6	58.8
Client cash outflows	(24.2)	(18.5)	(6.7)	(49.4)

Net client cash flows	5.6	2.9	0.9	9.4

New investments	37.6	26.5	0.4	64.5
Investment performance	25.4	9.7	4.2	39.3
Other(1)	(2.4)	1.6	(0.4)	(1.2)

December 31, 2010	$200.1	$85.2	$34.7	$320.0
Client cash inflows	44.5	29.2	7.6	81.3
Client cash outflows	(28.0)	(23.8)	(6.6)	(58.4)

Net client cash flows	16.5	5.4	1.0	22.9

Investment performance	(10.9)	(5.2)	0.9	(15.2)
Other(1)	—	(0.2)	—	(0.2)

December 31, 2011	$205.7	$85.2	$36.6	$327.5
Client cash inflows	43.5	35.0	11.0	89.5
Client cash outflows	(24.9)	(25.3)	(9.2)	(59.4)

Net client cash flows	18.6	9.7	1.8	30.1

New investments	—	14.8	13.2	28.0
Investment performance	30.8	12.3	4.4	47.5
Other(1)	(0.8)	(0.1)	(0.4)	(1.3)

December 31, 2012	$254.3	$121.9	$55.6	$431.8

(1)
Other includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not significant to our ongoing results.

        As shown in the assets under management table above, client cash inflows totaled $89.5 billion while client cash outflows totaled $59.4 billion for the year ended December 31, 2012. The net flows for the year ended December 31, 2012 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.

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

(in millions, except as noted)	2010	2011	% Change	2012	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$156.4	$207.8	33%	$230.9	11%
Mutual Fund	65.1	86.9	33%	103.4	19%
High Net Worth	31.3	35.9	15%	46.9	31%

Total	$252.8	$330.6	31%	$381.2	15%

Consolidated Affiliates
Institutional	$106.8	$145.8	37%	$154.0	6%
Mutual Fund	60.3	77.3	28%	85.1	10%
High Net Worth	24.9	27.6	11%	37.1	34%

Total	$192.0	$250.7	31%	$276.2	10%

Revenue(1)
Institutional	$649.2	$841.4	30%	$861.3	2%
Mutual Fund	578.8	723.7	25%	774.4	7%
High Net Worth	130.2	139.7	7%	169.8	22%

Total	$1,358.2	$1,704.8	26%	$1,805.5	6%

Net income (controlling interest)(2)
Institutional	$77.8	$90.2	16%	$126.0	40%
Mutual Fund(3)	46.3	65.5	41%	27.3	(58)%
High Net Worth(4)	14.5	9.2	(37)%	20.7	125%

Total	$138.6	$164.9	19%	$174.0	6%

EBITDA(5)
Institutional	$242.3	$288.3	19%	$323.5	12%
Mutual Fund	119.4	151.2	27%	169.5	12%
High Net Worth(4)	42.7	31.8	(26)%	50.4	58%

Total	$404.4	$471.3	17%	$543.4	15%

(1)
In 2010, 2011 and 2012, revenue attributable to clients domiciled outside the U.S. was approximately 33%, 39% and 41% of total revenue, respectively.

(2)
In 2011 and 2012, we adjusted our estimate of contingent payment obligations. In 2011, we recorded a gain of $4.8 million ($3.1 million of which was attributable to the controlling interest), of which $4.6 million and $0.2 million was allocated to our Institutional and Mutual Fund channels, respectively. In 2012, we recognized a gain totaling $53.8 million ($35.8 million of which was attributable to the controlling interest), of which $20.9 million, $32.5 million and $0.4 million was allocated to our Institutional, Mutual Fund and High Net Worth channels, respectively.

(3)
During 2011 and 2012, we recognized impairments on an indefinite-lived intangible asset at one of our Affiliates of $9.2 million and $102.2 million, respectively.

(4)
During 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded an expense of $12.8 million.

(5)
EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 28.

Results of Operations

        Our Affiliate investments are generally structured as revenue sharing arrangements. When we own a controlling interest, we consolidate the Affiliates' results. Our discussion of revenue and operating expenses relates to our consolidated Affiliates.

        When we hold a minority investment and are required to use the equity method of accounting, we do not consolidate the operating results of these firms (including their revenue). Our share of these firms' earnings (net of intangible amortization) is reported in Income from equity method investments and is discussed on page 24.

Revenue

        Our revenue is generally determined by the level of our average assets under management and the composition of our assets across our operating segments and products within our operating segments, which realize different fee rates. Our ratio of revenue to average assets under management (in total and by channel) is calculated as revenue divided by average assets under management and may change as a result of new investments, net client cash flows, performance and, to a lesser extent, changes in contractual fees. Therefore, changes in this ratio should not necessarily be viewed as an indicator of changes in contractual fee rates billed to our Affiliates' clients.

        Our revenue is also determined by the level of performance fees recognized. Performance fees are generally measured on absolute or relative investment performance against a benchmark. As a result, the level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in assets under management.

        Our revenue increased $100.7 million (or 6%) in 2012 from 2011, primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from investment performance, net client cash flows and our new Affiliate investments in 2012. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.

        Our revenue increased $346.6 million (or 26%) in 2011 from 2010, primarily from a 31% increase in average assets under management from our consolidated Affiliates, partially offset by a decline in performance fees from our consolidated Affiliates. This increase in average assets under management resulted from the full year impact of our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during 2011. Unrelated to the change in assets under management, consolidated performance fees declined $27.5 million to $30.9 million (or 47%) in 2011, as compared to 2010.

        Neither changes in the composition of our assets under management between operating segments nor changes to our contractual fee rates had a significant impact on our results.

        The following discusses the changes in our revenue by operating segments.

  Institutional Distribution Channel

        The increase in revenue of $19.9 million (or 2%) in the Institutional distribution channel in 2012 from 2011 resulted primarily from an increase in average assets under management, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from investment performance and net client cash flows. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.

        The increase in revenue of $192.2 million (or 30%) in the Institutional distribution channel in 2011 from 2010 resulted primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in performance fees from our consolidated Affiliates. The increase in average assets under management resulted principally from the full year impact of our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during 2011. Unrelated to the change in assets under management, consolidated performance fee revenue decreased $25.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

  Mutual Fund Distribution Channel

        The increase in revenue of $50.7 million (or 7%) in the Mutual Fund distribution channel in 2012 from 2011 resulted primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from investment performance and our new Affiliate investments. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.

        The increase in revenue of $144.9 million (or 25%) in the Mutual Fund distribution channel in 2011 from 2010 resulted primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from the full year impact of our 2010 investments in new Affiliates and net client cash flows, partially offset by a decline in global equity markets during 2011.

  High Net Worth Distribution Channel

        The increase in revenue of $30.1 million (or 22%) in the High Net Worth distribution channel in 2012 from 2011 resulted principally from an increase in average assets under management from our consolidated Affiliates offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from our new Affiliate investments and investment performance. The decline in our ratio of revenue to average assets under management was primarily the result of our new Affiliate investments which realize lower fee rates.

        The increase in revenue of $9.5 million (or 7%) in the High Net Worth distribution channel in 2011 from 2010 resulted principally from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from 2010 investment performance and net client cash flows in both 2010 and 2011.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

(in millions)	2010	2011	% Change	2012	% Change
Compensation and related expenses	$594.5	$718.8	21%	$784.7	9%
Selling, general and administrative	284.6	350.8	23%	366.9	5%
Intangible amortization and impairments	60.0	97.7	63%	200.0	105%
Depreciation and other amortization	14.1	15.0	6%	14.1	(6)%
Other operating expenses	31.0	36.4	17%	39.4	8%

Total operating expenses	$984.2	$1,218.7	24%	$1,405.1	15%

        A substantial portion of our operating expenses was incurred by our Affiliates, the majority of which was incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determined its operating expenses. Accordingly, our compensation expense was generally impacted by increases or decreases in each Affiliate's revenue and the corresponding increases or decreases in their respective Operating Allocation. The percentage of revenue allocated to operating expenses varied from one Affiliate to another and may vary within an Affiliate depending on the source or amount of revenue. As a result, changes in our aggregate revenue did not impact our consolidated operating expenses to the same degree.

        Compensation and related expenses increased $65.9 million (or 9%) in 2012 and $124.3 million (or 21%) in 2011. The increase in 2012 of $65.9 million was primarily the result of increases in aggregate Affiliate expenses attributable to new Affiliate investments in 2012. The increase was also the result of a $15.6 million increase primarily in long-term incentive compensation. The increase in 2011 of $124.3 million was primarily a result of increases in aggregate Affiliate expenses from the full year impact of new Affiliate investments in 2010. The increases in 2012 and 2011 were also a result of the relationship between revenue and operating expenses at extant Affiliates which experienced increases in revenue, and accordingly, reported higher compensation expenses.

        Selling, general and administrative expenses increased $16.1 million (or 5%) in 2012. This increase was primarily a result of increases in Affiliate expenses from new Affiliate investments in 2012 of $10.3 million. This increase was also attributable to an increase in acquisition-related professional fees, as compared to 2011. Selling, general and administrative expenses increased $66.2 million (or 23%) in 2011. This increase was primarily a result of increases of $48.9 million in aggregate Affiliate expenses from the full year impact of new Affiliate investments in 2010. This increase was also attributable to increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. These increases were partially offset by a $13.5 million decrease in acquisition-related professional fees, as compared to 2010.

        Intangible amortization and impairments increased $102.3 million (or 105%) in 2012 and $37.7 million (or 63%) in 2011. These increases were primarily the result of impairments associated with an indefinite-lived intangible asset at one of our Affiliates of $102.2 million in 2012 and $9.2 million in 2011. The increase in 2011 was also attributable to the full year impact of amortization of definite-lived intangible assets resulting from new Affiliate investments in 2010.

Income from Equity Method Investments

        When we own a minority investment and are required to use the equity method of accounting, we only recognize our share of these Affiliates' earnings (generally calculated as a fixed percentage of revenue) net of intangible amortization. Accordingly, we have not consolidated these Affiliates'

operating results (including their revenue). The following table summarizes our share of the profits from our equity method investments:

(in millions)	2010	2011	% Change	2012	% Change
Income from equity method investments	$77.5	$72.7	(6)%	$129.7	78%

        Income from equity method Affiliates increased $57.0 million (or 78%) in 2012. This increase was the result of increases in revenue, including performance fees, as well as our additional investment in BlueMountain during 2012. Income from equity method Affiliates decreased $4.8 million (or 6%) in 2011. This decrease was primarily the result of decreases in performance fees.

Other Income Statement Data

        The following table summarizes non-operating income and expense data:

(in millions)	2010	2011	% Change	2012	% Change
Investment and other income (loss)	$18.4	$(5.0)	n.m. (1)	$22.0	n.m.	(1)
Interest expense	66.2	73.8	11%	83.0	12%
Imputed interest expense and contingent payment arrangements	24.9	27.3	10%	(26.1)	n.m.	(1)
Income taxes	91.5	93.1	2%	83.8	(10)%

(1)
Percentage change is not meaningful.

        Investment and other income increased $27.0 million in 2012, as compared to 2011, principally as a result of increases in Affiliate investment earnings. This increase was also a result of a $12.8 million write-off of a cost method investment in 2011, which did not recur in 2012. Investment and other income decreased $23.4 million in 2011, as compared to 2010, principally as a result of increases in Affiliate investment losses. This decrease also resulted from the write-off of the cost method investment noted previously.

        Interest expense increased $9.2 million (or 12%) in 2012, primarily as a result of the issuance of the 6.375% Senior Notes due in 2042 (the "2042 senior notes") and the 5.25% Senior Notes due in 2022 (the "2022 senior notes") as well as increased borrowings under our credit facility. Interest expense increased $7.6 million (or 11%) in 2011, principally as a result of an increase in the cost of borrowings under our revolving credit facility. This increase was also attributable to a $0.8 million increase in issuance costs related to the credit facility amendment that occurred in 2011.

        Imputed interest expense and contingent payment arrangements consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities, as well as the accretion and revaluation of our contingent payment arrangements. Imputed interest expense and contingent payment arrangements decreased $53.4 million in 2012 as compared to 2011. This decrease relates primarily to gains on the revaluation of contingent payment arrangements of $53.8 million which occurred in 2012. Imputed interest expense and contingent payment arrangements increased $2.4 million (or 10%) in 2011 as compared to 2010, principally as a result of a $6.7 million increase in accretion related to our contingent payment arrangements (related to investments in new Affiliates) partially offset by a $4.8 million gain on revaluation.

        Income taxes decreased $9.3 million (or 10%) in 2012 from an $11.5 million reduction in our valuation allowance, principally on benefits of uncertain tax positions from an improved projection of U.S. income. This benefit was offset by a $3.3 million increase in taxes attributable to the non-controlling interest. Income taxes increased $1.6 million (or 2%) in 2011, as the result of an increase in Income before income taxes, partially offset by a $7.6 million benefit from revaluing certain deferred tax liabilities as a result of a change to corporate tax rates in the United Kingdom.

Net Income

        The following table summarizes Net income for the past three years:

(in millions)	2010	2011	% Change	2012	% Change
Net income	$287.3	$359.6	25%	$411.4	14%
Net income (non-controlling interests)	148.7	194.7	31%	237.4	22%
Net income (controlling interest)	138.6	164.9	19%	174.0	6%

        Net income (non-controlling interests) increased $42.7 million (or 22%) in 2012. This increase was principally a result of our new Affiliate investments in 2012 and increases in Affiliate investment earnings, as well as gains on the revaluation of contingent payment arrangements attributable to the non-controlling interests of $18.0 million. Net income (non-controlling interests) increased $46.0 million (or 31%) in 2011. This change resulted principally from the previously discussed changes in revenue for the 2011 period as well as Affiliate equity issuances which had the effect of increasing Affiliate equity ownership, and therefore increasing net income attributable to non-controlling interests. These increases were partially offset by increases in amortization, interest expenses, tax expenses and investment losses attributable to non-controlling interests, as compared to 2010.

        Net income (controlling interest) increased $9.1 million (or 6%) and $26.3 million (or 19%) in 2012 and 2011 primarily as a result of the previously discussed increases in revenue for each period, partially offset by increases in operating expenses including the impairment associated with an indefinite-lived intangible asset at one of our Affiliates described above.

Supplemental Performance Measures

        As supplemental information, we provide non-GAAP performance measures that we refer to as Economic net income and Economic earnings per share. We consider Economic net income an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our investment management firms. Economic net income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net income (controlling interest) and Earnings per share. Economic net income and Economic earnings per share are not liquidity measures and should not be used in place of any liquidity measure calculated under accounting principles generally accepted in the U.S. ("GAAP").

        Under our Economic net income definition, we add to Net income (controlling interest) amortization (including equity method amortization) and impairments, deferred taxes related to intangible assets, non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expense. We add back amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management partners when these transfers have no dilutive effect to shareholders.

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

        The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

(in millions, except per share data)	2010	2011	2012
Net income (controlling interest)	$138.6	$164.9	$174.0
Intangible amortization and impairments(1)	85.9	117.0	220.9
Intangible-related deferred taxes(2)	47.5	43.2	17.6
Imputed interest and contingent payment arrangements(3)	13.2	14.7	(6.8)
Affiliate equity expense	7.1	11.2	3.1
Affiliate depreciation	6.8	—	—

Economic net income	$299.1	$351.0	$408.8

Average shares outstanding—diluted	49.4	53.0	53.0
Assumed issuance of senior convertible securities shares	(0.4)	—	—
Assumed issuance of junior convertible securities shares	—	—	—
Dilutive impact of senior convertible securities shares	0.1	—	—
Dilutive impact of junior convertible securities shares	—	—	—

Average shares outstanding—adjusted diluted	49.1	53.0	53.0

Economic earnings per share	$6.09	$6.62	$7.71

(1)
For our equity method Affiliates, we do not separately report Affiliate revenue or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization is reported in Income from equity method investments. Our reported intangible amortization includes amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. Reported intangible amortization includes a $9.2 million and $102.2 million expense in 2011 and 2012, respectively, associated with the impairment of an indefinite-lived intangible asset at one of our Affiliates.

The following table summarizes the intangible amortization and impairments shown above:

(in millions)	2010	2011	2012
Reported Intangible amortization and impairments	$60.0	$97.7	$200.0
Equity method amortization	32.1	32.9	36.9
Intangible amortization—non-controlling interests	(6.2)	(13.6)	(16.0)

Total	$85.9	$117.0	$220.9

(2)
As described in Note (1) above, we recognized impairments of certain of our indefinite-lived intangible assets during 2011 and 2012. In addition, we recorded a 2.0% reduction in the United Kingdom tax rate. Together, the tax effect of these items resulted in an $8.7 and $43.7 million decrease in our intangible-related deferred taxes for 2011 and 2012, respectively.

(3)
Our reported Imputed interest expense and contingent payment arrangements, $24.9 million, $27.3 million and $(26.1) million for 2010, 2011 and 2012, respectively, includes $3.9 million,

  $4.3 million and $(14.1) million of imputed interest attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income.

  Liquidity and Capital Resources

          The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
(in millions)	2010	2011	2012
Balance Sheet Data
Cash and cash equivalents	$313.3	$449.5	$430.4
Senior bank debt	460.0	250.0	325.0
Senior notes	—	—	340.0
Senior convertible securities	422.1	435.6	450.1
Junior convertible trust preferred securities	509.9	512.6	515.5
Cash Flow Data
Operating cash flow	480.7	708.5	633.2
Investing cash flow	(973.8)	(67.7)	(802.3)
Financing cash flow	545.0	(503.8)	146.2
EBITDA(1)	404.4	471.3	543.4

(1)
The definition of EBITDA is presented below under "Supplemental Liquidity Measure."

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior convertible trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At December 31, 2012, our internal leverage ratio was 1.7:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of December 31, 2012, our actual bank leverage and bank interest coverage ratios were 1.9 and 8.2, respectively, and we were in compliance with all terms of our credit facility. We have $750.0 million of remaining capacity under our credit facility, and could borrow substantially all such capacity and remain in compliance with our credit facility.

        We are rated BBB- by both Standard & Poor's and Fitch rating agencies. With the exception of a modest increase in the borrowing rate under our credit facility (0.50%), a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).

Supplemental Liquidity Measure

        As supplemental information, we have provided information regarding EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operating activities. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. As a measure of liquidity, we believe that EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

        The following table provides a reconciliation of cash flow from operations to EBITDA:

(in millions)	2010	2011	2012
Cash flow from operating activities	$480.7	$708.5	$633.2
Interest expense, net of non-cash items(1)	58.5	65.7	74.8
Current tax provision	42.1	45.0	61.0
Income from equity method investments, net of distributions(2)	43.9	(22.7)	61.9
Net income (non-controlling interests)	(148.7)	(194.7)	(237.4)
Changes in assets and liabilities	(16.0)	(35.2)	45.9
Other non-cash adjustments(3)	(56.1)	(95.3)	(96.0)

EBITDA	$404.4	$471.3	$543.4

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements ($32.5 million, $35.4 million and $(17.9) million in 2010, 2011 and 2012, respectively).

(2)
Distributions from equity method investments were $65.8 million, $128.3 million and $104.7 million for 2010, 2011 and 2012, respectively.

(3)
Other non-cash adjustments include share-based compensation expenses, tax benefits from stock options and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.

        In the twelve months ended December 31, 2012, we met our cash requirements primarily through cash generated by operating activities, borrowings under our revolver and the issuance of the senior notes. Our principal uses of cash were to make investments in new and existing Affiliates, make distributions to Affiliate partners and repay our other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, settlement of contingent payment arrangements, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount at maturity of our debt obligations and convertible securities as of December 31, 2012:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$325.0	2016		(1)
Senior notes	340.0	2022/2042		(2)
Senior convertibles securities	460.0	2038		(3)
Junior convertible trust preferred securities	730.8	2036/2037		(4)

(1)
Settled in cash.

(2)
Settled in cash on or after October 15, 2015 for the 2022 senior notes and August 15, 2017 for the 2042 senior notes.

(3)
Settled in cash if holders exercise their August 2013, 2018, 2023, 2028 or 2033 put rights, and in cash or common stock at our election if the holders exercise their conversion rights.

(4)
Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.

Senior Bank Debt

        We have a $1,075.0 million senior unsecured credit facility (the "credit facility"), consisting of an $825.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan"). We pay interest on any outstanding obligations at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time). A portion of the revolver ($30.0 million) matures in January 2015 with the balance of $795.0 million and the term loan maturing in November 2016. Subject to certain conditions, we may increase the revolver and the term loan by up to $75.0 million and $250.0 million, respectively.

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

Senior Notes

        At December 31, 2012, we have two senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2042 Senior Notes
Issue date	October 2012	August 2012
Maturity date	October 2022	August 2042
Potential Call Date	October 2015	August 2017
Par value (in millions)	$140.0	$200.0
Call Price	At Par	At Par
Stated coupon	5.25%	6.375%
Coupon frequency	Quarterly	Quarterly

        We used the net proceeds from both the 2022 senior notes and the 2042 senior notes to repay outstanding indebtedness under our revolver.

Convertible Securities

        At December 31, 2012, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006

(the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Securities	2007 Junior Convertible Trust Preferred Securities	2006 Junior Convertible Trust Preferred Securities
Issue date	August 2008	October 2007	April 2006
Maturity date	August 2038	October 2037	April 2036
Next potential put date	August 2013	N/A	N/A
Par value (in millions)	$460.0	$430.8	$300.0
Carrying value (in millions)(1)	450.1	299.4	216.1
Denomination	1,000	50	50
Current conversion rate	7.959	0.250	0.333
Current conversion price	$125.65	$200.00	$150.00
Stated coupon	3.95%	5.15%	5.10%
Coupon frequency	Semi-annually	Quarterly	Quarterly
Tax deduction rate(2)	9.38%	8.00%	7.50%

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

        The 2008 senior convertible notes are convertible into a defined number of shares of our common stock upon the occurrence of certain events. Upon conversion, we may elect to pay or deliver cash, shares of common stock, or some combination thereof. The holders of the 2008 senior convertible notes may put these securities to us in August of 2013, 2018, 2023, 2028 and 2033. We may call the notes for cash at any time on or after August 15, 2013. Should either of these events occur, we currently intend to satisfy our obligations with borrowings under our credit facility.

        Both the 2006 and 2007 junior convertible trust preferred securities are convertible, at any time, into a defined number of shares. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof. We can call the 2006 junior convertible trust preferred securities if the closing price of our common stock exceeds $195 per share for a specified period of time. We can call the 2007 junior convertible trust preferred securities if the closing price of our common stock exceeds $260 per share for a specified period of time. Holders of the 2006 and 2007 junior convertible trust preferred securities have no rights to put these securities to us.

Derivative Instruments

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. These instruments are designated as cash flow hedges with changes in fair value recorded in Other comprehensive income for the effective portion of the hedge.

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14%

on a remaining notional amount of $25.0 million. As of December 31, 2012, the unrealized loss (before taxes) on these contracts was $4.0 million.

        During the fourth quarter of 2012, we entered into Standard & Poor's 500 Index puts to limit the effect of a possible market downturn on our 2012 earnings. We recognized an expense of $1.2 million for the contracts which had a notional value of $150.0 million; these contracts expired on December 31, 2012 and no gain was recognized.

Forward Equity Sale Agreement

        In August 2012, we amended our forward equity agreement to increase the amount of shares of common stock we may sell to an aggregate of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. We have the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. All contracts remain outstanding.

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

        Our current redemption value for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $100.0 million of Affiliate equity during 2013, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net income adjusted for cash distributions from equity method investments, non-cash charges for intangible amortization and impairments, imputed interest expense and contingent payment arrangements, share-based compensation as well as increases and decreases in our consolidated working capital.

        The decrease in cash flows from operations in 2012 as compared to 2011 resulted principally from decreases in the collections of investment advisory fees receivable ($57.3 million), decreases in the settlement of fund shares receivable ($10.4 million), as well as an increase in the settlements of Accounts payable and accrued liabilities ($6.4 million).

        The increase in cash flows from operations in 2011 as compared to 2010 resulted principally from increases in Net income ($72.3 million), distributions received from equity method investments ($62.5 million), amortization of intangible assets ($37.7 million), and share-based compensation ($10.8 million), as well as changes in our working capital, including the collections of Investment advisory fees receivable ($71.7 million), partially offset by an increase in the settlements of Accounts payable and accrued liabilities ($57.3 million).

Investing Cash Flow

        Net cash flow used in investing activities increased $734.6 million in 2012, as compared to 2011. This was primarily the result of our investments in Affiliates during 2012. Net cash flows used in investing activities decreased $906.1 million in 2011, as compared to 2010. This was primarily the result of the decrease in new Affiliate investments in 2011. Net cash flows used to make investments in Affiliates were $797.4 million, $13.3 million and $916.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Financing Cash Flow

        Financing cash flows increased $650.0 million in 2012 as compared to 2011. This was primarily a result of the issuance of senior notes ($340.0 million in aggregate), a net increase in senior bank debt borrowings and repayments ($285.0 million), a reduction in note payments ($68.9 million), and an increase in the issuance of common stock ($45.4 million). These increases in cash flows were partially offset by an increase in Affiliate equity issuances and repurchases of $94.5 million.

        Financing cash flows decreased $1,048.8 million in 2011 as compared to 2010. This was primarily a result of a decrease in net borrowings of senior bank debt ($670.0 million), a decrease in proceeds from the settlement of forward equity sales ($294.7 million), an increase in distributions to non-controlling interests ($66.9 million), as well as an increase in the repurchase of common stock ($61.0 million).

        We used available cash and borrowings under our credit facility to finance our investments in Veritable, Yacktman and BlueMountain during 2012, as well as our investments in Artemis and Trilogy during 2010. In 2010, we issued shares of common stock for our Aston investment and we financed our Pantheon investment with available cash, borrowings under our credit facility, and proceeds from the partial settlement of forward equity sales.

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $22.0 million, $7.1 million and $10.1 million as of December 31, 2012, 2011 and 2010, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $468.2 million through 2017. In 2013, we expect to make total payments of approximately $3.2 million to settle portions of these contingent arrangements. In addition, we expect to repurchase approximately $100.0 million of Affiliate equity during 2013.

        Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.3 million. The timing and amount of repurchases are determined at the discretion of management. In 2012, we repurchased 0.6 million shares for $60.9 million at an average price per share of $107.44.

        We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future. As noted previously, we have the right to call and holders have the right to put the 2008 senior convertible notes for cash, which may require us to borrow under our credit facility or issue shares of our common stock.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2012. Contractual debt obligations include cash payment of fixed interest.

		Payments Due
(in millions)	Total	2013	2014-2015	2016-2017	Thereafter
Contractual Obligations
Senior bank debt	$325.0	$—	$78.1	$246.9	$—
Senior convertible securities(1)	932.4	18.2	36.3	36.3	841.6
Junior convertible trust preferred securities	1,634.3	37.0	74.1	74.1	1,449.1
Senior notes	796.1	20.2	40.2	40.2	695.5
Leases	175.9	26.9	50.4	34.6	64.0
Other liabilities(2)	29.1	11.3	—	—	17.8
Derivative instruments	5.9	1.8	3.2	0.9	—

Total contractual obligations	$3,898.7	$115.4	$282.3	$433.0	$3,068.0

Contingent Obligations
Contingent payment obligations(3)	$200.8	$3.2	$64.8	$132.8	$—

(1)
Holders of the 2008 senior convertible notes may put interests of up to $460.0 million in August 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $22.6 million and $75.4 million as of December 31, 2012, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to investments in Affiliates disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2013 is approximately $164.7 million and $303.5 million in periods thereafter.

Market Risk

        Our revenue is derived primarily from advisory fees which are based on assets under management. Such values are affected by changes in financial markets, and accordingly declines in the financial markets will negatively impact our Revenue and Net income. The broader financial markets are also affected by changing interest rates. We cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates' assets under management and associated fees.

        We have fixed rates of interest on our senior notes, our 2008 senior convertible notes and on both issues of our junior convertible trust preferred securities. We pay a variable rate of interest on our credit facility.

        While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would result in a net change in the value of our fixed rate securities of approximately $84.7 million.

        From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into derivative contracts as described on page 31. We estimate that a 1% increase in interest rates as of December 31, 2012 would result in a net increase in the unrealized value of our derivative contracts of approximately $3.3 million.

        There can be no assurance that our hedging contracts will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.

        Most of our consolidated revenue and associated expenses are denominated in U.S. dollars. A portion of our revenue and expenses are denominated in foreign currencies and may be impacted by movements in currency exchange rates. In addition, the valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2012, a 1% change in the Canadian dollar and British Pound to U.S. dollar exchange rates would result in an approximate $5.2 million change to stockholders' equity and a $0.5 million change to income before income taxes. During 2012, changes in currency exchange rates increased stockholders' equity by $18.5 million.

Recent Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued an update to the fair value measurements and disclosures guidance. The new guidance clarifies existing fair value measurement principles and expands certain disclosure requirements, particularly for measurements categorized as Level 3. We adopted this guidance in the first quarter of 2012. Adoption of this new guidance did not have a significant impact on our Consolidated Financial Statements.

        In July 2012, the Financial Accounting Standards Board issued new guidance that provides the option of performing a qualitative assessment before proceeding with a quantitative impairment test for indefinite-lived intangible assets. Following an assessment of qualitative factors, if an entity determines that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, then a quantitative assessment is unnecessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We early-adopted this guidance in the fourth quarter of 2012. Adoption of this new guidance did not have a significant impact on our Consolidated Financial Statements.

        In February 2013, the Financial Accounting Standards Board issued an update to the guidance for reporting reclassifications out of accumulated other comprehensive income. The new guidance requires companies to present in a single note or on the face of the financial statements, the impact of amounts reclassified from accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for interim and fiscal periods beginning after December 15, 2012. Adoption of this new guidance is not expected to have a significant impact on our Consolidated Financial Statements.

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

Goodwill

        Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized, and is reported within the segments in which the business operates. Our goodwill impairment assessments are performed annually at the reporting unit level (in our case, our three operating segments), or more frequently, should circumstances suggest fair value has declined below the related carrying amount. We completed our annual goodwill impairment assessment and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples for asset management businesses) and determined that it was more likely than not that the fair value of each of our reporting units was greater than its respective carrying amount, including goodwill. Only a substantial decline in the fair value of any of our reporting units would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets

        Indefinite-lived intangible assets are comprised of investment advisory contracts between our Affiliates and their sponsored registered investment companies. Because the contracts are with the registered investment companies themselves, and not with the underlying investors, and the contracts between our Affiliates and the registered investment companies are typically renewed on an annual basis, industry practice under GAAP is to consider the contract life to be indefinite and, as a result, not amortizable.

        We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our indefinite-lived intangible assets for impairment by considering various qualitative factors (including market multiples). During 2012, we determined that the fair value of an indefinite-lived intangible asset at one of our Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, we recognized an impairment of $102.2 million. The fair value of the indefinite-lived intangible asset was determined by discounting the projected future cash flows associated with the underlying mutual fund contracts (such cash flows being dependent upon projected growth). Our discount rates were developed with input from valuation experts. We also determined that the useful life of this intangible asset was no longer indefinite and, accordingly, we reclassified the remaining acquired client relationships to definite-lived. For our remaining indefinite-lived intangible assets, we determined that it was more likely than not that the fair value of each asset was greater than its carrying amount. Only a substantial decline in the fair value would indicate that an impairment may exist.

Definite-Lived Intangible Assets

        Definite-lived intangible assets are comprised of investment advisory contracts between our Affiliates and their underlying investors, and are amortized over their estimated useful lives. We monitor the useful lives of these assets and revise them, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. We are currently amortizing our definite-lived intangible assets over an average useful life of approximately eleven years. A change in the remaining useful life of any of these assets could have a material impact on our amortization expense. For example, if we reduced the weighted average remaining life of each of our definite-lived intangible assets by one year, our amortization expense would increase by approximately $10.0 million per year.

        We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our definite-lived acquired client relationships for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired relationships. Projected undiscounted cash flows over the remaining life of each of these assets significantly exceed their carrying value and, accordingly, only a substantial decline in the undiscounted cash flows underlying these assets would indicate that an impairment may exist.

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

Contingent Payment Arrangements

        We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain levels of revenue growth are achieved. For consolidated Affiliates, we estimate the fair value of these potential future obligations by discounting the projected future payments (such estimates being dependent upon projected revenue) using current market rates. Our discount rates are developed with input from valuation experts. Our expected lives are determined based on the contractual terms of the underlying arrangements.

        We then accrete the obligation to its expected payment amount over the period until the arrangement is measured. If the expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in our Consolidated Statements of Income.

        Changes to our projected future payment amounts could materially affect the amount of Imputed interest expense and contingent payment arrangements we recognize in any period. For example, a 1% change in our assumed discount rate or a 1% change in our projected revenue (assuming all other factors remain constant) at Affiliates with these types of arrangements, would result in an increase or decrease to our Imputed interest expense and contingent payment arrangements of $0.9 million and $7.6 million, respectively.

Redeemable Non-controlling Interests

        Redeemable non-controlling interests represent the currently redeemable value of our Affiliate partners' retained equity interests. We may pay for these Affiliate equity purchases in cash, shares of our common stock or other forms of consideration, at our election.

        We generally value these interests upon their transfer or repurchase by applying market multiples to an Affiliate's cash flows, which is intended to represent fair value. The use of different assumptions could change the value of these interests, including the amount of compensation expense, if any, that we may report upon their transfer or repurchase.

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

        Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and convertible securities. Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments to be taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment. We are required to accrue the estimated cost of such a reversal as a deferred tax liability. As of December 31, 2012, our estimate of the tax liability associated with such a sale or impairment was approximately $238.2 million.

        During 2012, our convertible securities generated deferred taxes of approximately $24.5 million because our interest deductions for tax purposes are greater than our reported Interest expense. These deferred tax liabilities may be reclassified to equity if the securities convert to common stock.

        We regularly assess our deferred tax assets in order to determine the need for valuation allowances. Our principal deferred tax assets are state operating losses, foreign tax credit carryforwards and the indirect benefits of uncertain foreign tax positions. In our assessment, we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2012, our valuation allowances for state net operating losses and indirect tax benefits from uncertain tax positions were $19.7 million, and $1.6 million, respectively.

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

        Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $15.1 million in our tax expense in the period of such determination.

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

        We estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options. In measuring expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded securities. In determining volatility, we have placed less emphasis on periods of high volatility that are not representative of our future expectations (see Note 24 to the Consolidated Financial Statements).

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

Revenue Recognition

        The majority of our consolidated revenue represents asset-based advisory fees. Our Affiliates recognize asset-based advisory fees as they render services to their clients. In addition to generating asset-based fees, our Affiliates also bill on the basis of absolute or relative investment performance and recognize performance fees when they are earned (i.e. when they become billable to customers).

International Operations

        In connection with our international distribution initiatives, we have offices in Sydney, Australia; London, England; Zurich, Switzerland; Hong Kong, and Dubai, United Arab Emirates. In addition, we have international operations through Affiliates who are based outside of the U.S. or have significant operations outside of the U.S., or who provide some or a significant part of their investment management services to non-U.S. clients. In the future, we may open additional offices, or invest in other investment management firms which conduct a significant part of their operations outside of the U.S. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our international operations or our Affiliates that have international operations and, consequently, on our business, financial condition and results of operations.

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

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        Management of Affiliated Managers Group, Inc. (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting processes are designed by, or under the supervision of, the Company's chief executive and chief financial officers and effected by the Company's Board of Directors, management and other senior employees to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        As of December 31, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 was effective.

        Management has excluded Veritable, LP ("Veritable") and Yacktman Asset Management LP ("Yacktman") from our assessment of internal control over financial reporting as of December 31, 2012 because they were acquired in a business combination in 2012. Veritable and Yacktman's combined total assets and combined total revenues represent 0.9% and 4.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

        The Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 41, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Veritable, LP and Yacktman Asset Management LP from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in a purchase business combination during 2012. We have also excluded Veritable, LP and Yacktman Asset Management LP from our audit of internal control over financial reporting. Veritable, LP and Yacktman Asset Management LP are controlled subsidiaries of the Company whose total assets and total revenues represent 0.9% and 4.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 22, 2013

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	For the Years Ended December 31,
	2010	2011	2012
Revenue	$1,358.2	$1,704.8	$1,805.5
Operating expenses:
Compensation and related expenses	594.5	718.8	784.7
Selling, general and administrative	284.6	350.8	366.9
Intangible amortization and impairments	60.0	97.7	200.0
Depreciation and other amortization	14.1	15.0	14.1
Other operating expenses	31.0	36.4	39.4

	984.2	1,218.7	1,405.1

Operating income	374.0	486.1	400.4

Income from equity method investments	(77.5)	(72.7)	(129.7)

Other non-operating (income) and expenses:
Investment and other (income) loss	(18.4)	5.0	(22.0)
Interest expense	66.2	73.8	83.0
Imputed interest expense and contingent payment arrangements	24.9	27.3	(26.1)

	72.7	106.1	34.9

Income before income taxes	378.8	452.7	495.2
Income taxes	91.5	93.1	83.8

Net income	287.3	359.6	411.4
Net income (non-controlling interests)	(148.7)	(194.7)	(237.4)

Net income (controlling interest)	$138.6	$164.9	$174.0

Earnings per share—basic	$2.92	$3.18	$3.36

Earnings per share—diluted	$2.81	$3.11	$3.28

Average shares outstanding—basic	47.4	51.8	51.7
Average shares outstanding—diluted	49.4	53.0	53.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2010	2011	2012
Net income	$287.3	$359.6	$411.4

Other comprehensive income (loss):
Foreign currency translation adjustment	24.8	(10.2)	18.5
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	3.7	(5.9)	(0.7)
Change in net unrealized gain (loss) on investment securities, net of tax	26.0	(34.4)	13.5

Other comprehensive income (loss)	54.5	(50.5)	31.3

Comprehensive income	341.8	309.1	442.7
Comprehensive income (non-controlling interests)	(148.7)	(194.7)	(239.6)

Comprehensive income (controlling interest)	$193.1	$114.4	$203.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$449.5	$430.4
Investment advisory fees receivable	214.9	255.5
Investments in marketable securities	100.4	128.9
Unsettled fund share receivables	34.5	40.1
Prepaid expenses and other current assets	77.1	57.4

Total current assets	876.4	912.3
Fixed assets, net	69.1	81.5
Equity investments in Affiliates	615.8	1,031.3
Acquired client relationships, net	1,321.1	1,585.5
Goodwill	2,117.3	2,355.2
Other assets	219.2	221.3

Total assets	$5,218.9	$6,187.1

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$343.6	$324.7
Unsettled fund share payables	40.8	39.8
Payables to related parties	33.2	11.3

Total current liabilities	417.6	375.8
Senior bank debt	250.0	325.0
Senior notes	—	340.0
Senior convertible securities	435.6	450.1
Junior convertible trust preferred securities	512.6	515.5
Deferred income taxes	506.0	497.1
Other long-term liabilities	145.7	164.7

Total liabilities	2,267.5	2,668.2
Redeemable non-controlling interests	451.8	477.5
Equity:
Common stock ($.01 par value, 153.0 shares authorized; 53.9 shares outstanding in 2011 and 2012)	0.5	0.5
Additional paid-in capital	927.5	868.5
Accumulated other comprehensive income	50.0	79.1
Retained earnings	1,176.7	1,350.7

	2,154.7	2,298.8
Less: treasury stock, at cost (2.5 shares in 2011 and 1.7 shares in 2012)	(288.7)	(214.6)

Total stockholders' equity	1,866.0	2,084.2
Non-controlling interests	633.6	957.2

Total equity	2,499.6	3,041.4

Total liabilities and equity	$5,218.9	$6,187.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2009	$0.5	$612.1	$46.0	$873.2	$(422.0)	$371.9	$1,481.7
Stock issued under option and other incentive plans	—	(83.3)	—	—	128.7	—	45.4
Tax benefit of option exercises	—	14.6	—	—	—	—	14.6
Issuance costs	—	(0.9)	—	—	—	—	(0.9)
Changes in Affiliate equity value	—	(76.9)	—	—	—	2.9	(74.0)
Settlement of forward equity sale agreements	—	294.7	—	—	—	—	294.7
Share-based payment arrangements	—	26.0	—	—	—	—	26.0
Conversion of zero coupon convertible notes	—	47.4	—	—	—	—	47.4
Distributions to non-controlling interests	—	—	—	—	—	(101.0)	(101.0)
Investments in Affiliates	—	146.8	—	—	—	238.5	385.3
Other changes in non-controlling interests in partnerships	—	—	—	—	—	(85.7)	(85.7)
Net income	—	—	—	138.6	—	148.7	287.3
Other comprehensive income	—	—	54.5	—	—	—	54.5

December 31, 2010	$0.5	$980.5	$100.5	$1,011.8	$(293.3)	$575.3	$2,375.3
Stock issued under option and other incentive plans	—	(37.6)	—	—	65.6	—	28.0
Tax benefit of option exercises	—	8.2	—	—	—	—	8.2
Issuance costs	—	(0.3)	—	—	—	—	(0.3)
Changes in Affiliate equity value	—	(63.0)	—	—	—	37.4	(25.6)
Share-based payment arrangements	—	39.7	—	—	—	—	39.7
Distributions to non-controlling interests	—	—	—	—	—	(173.8)	(173.8)
Repurchase of common shares	—	—	—	—	(61.0)	—	(61.0)
Net income	—	—	—	164.9	—	194.7	359.6
Other comprehensive income	—	—	(50.5)	—	—	—	(50.5)

December 31, 2011	$0.5	$927.5	$50.0	$1,176.7	$(288.7)	$633.6	$2,499.6
Stock issued under option and other incentive plans	—	(62.0)	—	—	135.0	—	73.0
Tax benefit of option exercises	—	25.5	—	—	—	—	25.5
Changes in Affiliate equity value	—	(72.1)	—	—	—	21.9	(50.2)
Share-based payment arrangements	—	49.6	—	—	—	—	49.6
Distributions to non-controlling interests	—	—	—	—	—	(185.5)	(185.5)
Investments in Affiliates	—	—	—	—	—	247.6	247.6
Repurchase of common shares	—	—	—	—	(60.9)	—	(60.9)
Net income	—	—	—	174.0	—	237.4	411.4
Other comprehensive income	—	—	29.1	—	—	2.2	31.3

December 31, 2012	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2010	2011	2012
Cash flow from operating activities:
Net income	$287.3	$359.6	$411.4
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	60.0	97.7	200.0
Amortization of issuance costs	7.6	8.1	8.2
Depreciation and other amortization	14.1	15.0	14.1
Deferred income tax provision	35.4	35.2	11.1
Imputed interest expense and contingent payment arrangments	24.9	27.3	(26.1)
Income from equity method investments, net of amortization	(77.5)	(72.7)	(129.7)
Distributions received from equity method investments	65.8	128.3	104.7
Tax benefit from exercise of stock options	4.5	1.1	3.5
Share-based compensation	19.5	30.3	47.6
Affiliate equity expense	14.5	22.1	21.7
Other adjustments	8.5	21.3	12.6
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(49.2)	22.5	(34.8)
(Increase) decrease in prepaids and other current assets	(3.4)	(2.8)	(4.2)
(Increase) decrease in other assets	(1.3)	(1.5)	(2.8)
(Increase) decrease in unsettled fund shares receivable	14.1	5.9	(4.5)
Increase (decrease) in unsettled fund shares payable	(10.5)	2.0	(2.3)
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	66.4	9.1	2.7

Cash flow from operating activities	480.7	708.5	633.2

Cash flow used in investing activities:
Investments in Affiliates	(916.1)	(13.3)	(797.4)
Purchase of fixed assets	(8.8)	(16.1)	(20.0)
Purchase of investment securities	(64.0)	(49.2)	(19.1)
Sale of investment securities	15.1	10.9	34.2

Cash flow used in investing activities	(973.8)	(67.7)	(802.3)

Cash flow from (used in) financing activities:
Borrowings of senior bank debt	1,191.5	360.0	630.0
Repayments of senior bank debt	(731.5)	(570.0)	(555.0)
Issuance of senior notes	—	—	340.0
Issuance of common stock	46.4	28.0	73.4
Repurchase of common stock	—	(61.0)	(60.9)
Issuance costs	(0.9)	(13.6)	(10.4)
Excess tax benefit from exercise of stock options	10.1	7.1	22.0
Settlement of treasury lock	—	(0.8)	—
Settlement of forward equity sale agreement	294.7	—	—
Note payments	(28.8)	(72.5)	(3.6)
Distributions to non-controlling interests	(100.7)	(167.6)	(181.4)
Affiliate equity issuances and repurchases	(135.8)	(13.4)	(107.9)

Cash flow from (used in) financing activities	545.0	(503.8)	146.2

Effect of foreign exchange rate changes on cash and cash equivalents	1.9	(0.8)	3.8
Net increase (decrease) in cash and cash equivalents	53.8	136.2	(19.1)
Cash and cash equivalents at beginning of period	259.5	313.3	449.5

Cash and cash equivalents at end of period	$313.3	$449.5	$430.4

Supplemental disclosure of cash flow information:
Interest paid	$61.6	$75.9	$79.8
Income taxes paid	49.2	46.6	51.6
Supplemental disclosure of non-cash financing activities:
Payables recorded for Affiliate equity repurchases	46.1	32.1	10.6
Payables recorded under contingent payment arrangements	77.6	—	28.9
Stock issued for conversion of zero coupon senior convertible note	47.5	—	—
Stock issued for investments in Affiliates	146.9	—	—
Stock issued for settlement of forward equity sale agreement	44.5	—	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

(a)
Organization and Nature of Operations

        Affiliated Managers Group, Inc. ("AMG" or the "Company") is a global asset management company with equity investments in a diverse group of boutique investment management firms ("Affiliates"). AMG's Affiliates provide investment management services globally to institutional clients, mutual funds and high net worth individuals. Fees for services are largely asset-based and, as a result, the Company's revenue may fluctuate based on the performance of financial markets.

        Affiliates are either organized as limited partnerships, limited liability partnerships, limited liability companies, or corporations. AMG generally has contractual arrangements ("revenue sharing arrangements") with its Affiliates. In many cases, a percentage of revenue is allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members, generally with a priority to AMG. In other revenue sharing arrangements, AMG owns a minority interest that allocates to AMG a percentage of the Affiliate's revenue, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions to the other owners. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. In these cases, AMG participates fully in any increase or decrease in the revenue or expenses of such firms.

        The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

(b)
Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

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

        For consolidated Affiliates, the portion of the income allocated to owners other than AMG is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed income owned by the managers of the consolidated Affiliates. The current redemption value of non-controlling interests has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets. All material intercompany balances and transactions have been eliminated.

        AMG applies the equity method of accounting to investments where AMG does not hold a majority equity interest but has the ability to exercise significant influence over operating and financial

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matters. AMG also applies the equity method when their unaffiliated minority shareholders or partners have certain rights to remove AMG or have rights to participate in substantive operating decisions (e.g. approval of annual operating budgets, major financings, selection of senior management, etc.). For equity method investments, AMG's portion of income before taxes is included in Income from equity method investments. Other investments in which AMG owns less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.

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

(f)
Other Investments

        Assets of consolidated partnerships are reported within Prepaid expenses and other current assets. A majority of these assets are held by investors that are unrelated to the Company, and are therefore reported within Redeemable non-controlling interests. Income from these partnerships is presented as Investment and other (income) loss. The portion of this income or loss that is attributable to investors that are unrelated to the Company is reported within Net income (non-controlling interests).

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(i)
Equity Investments in Affiliates

        For equity method investments, the Company's portion of income or loss before taxes is included in Income from equity method investments. The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within Income taxes—current because these taxes generally represent the Company's share of the taxes incurred by the Affiliate. Deferred income taxes incurred as a direct result of the Company's investment in Affiliates accounted for under the equity method have been included in Income taxes—intangible-related deferred. The associated deferred tax liabilities have been classified as a component of Deferred income taxes in the Consolidated Balance Sheet.

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

        The Company has determined that certain of its mutual fund acquired client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of the assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to definite-lived.

        The expected useful lives of definite-lived acquired client relationships are analyzed each period and determined based on an analysis of the historical and projected attrition rates of each Affiliate's

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(k)
Revenue Recognition

        The Company's consolidated revenue primarily represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance based advisory fees are generally assessed as a percentage of the investment performance realized on a client's account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e. when they become billable to customers) based on the contractual terms of agreements and when collection is reasonably assured. Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.

(l)
Issuance Costs

        Issuance costs incurred in securing credit facility financing are amortized over the remaining term of the credit facility. Costs incurred to issue debt are amortized over the shorter of the period to the first investor put or the Company's estimate of the expected term of the security. Costs associated with financial instruments that are not required to be accounted for separately as derivative instruments are charged directly to stockholders' equity.

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

        The Company records all derivatives on the balance sheet at fair value. If the Company's derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in Accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when the hedged cash flows are recorded in earnings. Hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in earnings as Interest expense. If the Company's derivatives do not qualify as cash flow or fair value hedges, changes in the fair value of the derivatives are recognized as a gain or loss in Investment and other (income) loss.

(n)
Contingent Payment Arrangements

        The Company periodically enters into contingent payment arrangements in connection with its business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain levels of revenue growth are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability on its Consolidated Balance Sheet. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company's expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in the Company's Consolidated Statements of Income. For Affiliates accounted for under the equity method, the Company records an obligation when a payment becomes probable with a corresponding increase to the carrying value of the Affiliate.

(o)
Income Taxes

        The Company accounts for income taxes using the liability method. Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company's assets and liabilities. Deferred tax liabilities are generally attributable to intangible assets, convertible securities and deferred revenue. Deferred tax assets are generally attributable to state and foreign loss carryforwards, deferred compensation and the benefit of uncertain tax positions.

        In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company's tax payments), and any use of its state and foreign loss carryforwards (which would decrease its tax payments). In forming these estimates, the Company makes assumptions about future federal, state and foreign income tax rates and the apportionment of future taxable income to jurisdictions in which the Company has operations. An increase or decrease in federal or state income tax rates could have a material impact on the Company's deferred income tax liabilities and assets and would result in a current income tax charge or benefit.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company records an adjustment to the valuation allowance, which would decrease tax expense in the period such determination was made. Likewise, should the Company determine that it would be unable to realize additional amounts of deferred tax assets, an adjustment to the valuation allowance would be charged to tax expense in the period such determination was made.

(p)
Foreign Currency Translation

        The assets and liabilities of Affiliates whose functional currency is not the U.S. dollar are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. The revenue and expenses of these Affiliates are translated into U.S. dollars using average exchange rates for the relevant period. Because of the permanent nature of the Company's investments, net translation exchange gains and losses are excluded from Net income but are recorded in Other comprehensive income. Foreign currency transaction gains and losses are reflected in Investment and other income.

(q)
Share-Based Compensation Plans

        The Company recognizes expenses for all share-based payments based on their grant date fair values over the requisite service period.

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

(r)
Recent Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued an update to the fair value measurements and disclosures guidance. The new guidance clarifies existing fair value measurement principles and expands certain disclosure requirements, particularly for measurements categorized as Level 3. The Company adopted this guidance in the first quarter of 2012. Adoption of this new guidance did not have a significant impact on the Company's Consolidated Financial Statements.

        In July 2012, the Financial Accounting Standards Board issued new guidance that provides the option of performing a qualitative assessment before proceeding with a quantitative impairment test for indefinite-lived intangible assets. Following an assessment of qualitative factors, if an entity determines that it is more likely than not that the fair value of the indefinite-lived asset is greater than its carrying amount, then a quantitative assessment is unnecessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early-adopted this guidance in the fourth quarter of 2012. Adoption of this new guidance did not have a significant impact on the Company's Consolidated Financial Statements.

        In February 2013, the Financial Accounting Standards Board issued an update to the guidance for reporting reclassifications out of accumulated other comprehensive income. The new guidance requires companies to present in a single note or on the face of the financial statements, the impact of amounts reclassified from accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for interim and fiscal periods beginning after December 15, 2012. Adoption of this new guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents, investments and, at times, certain financial instruments with various financial institutions. These financial institutions are typically located in countries in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

3.     Investments

Investments in Marketable Securities

        Investment in marketable securities at December 31, 2011 and 2012 were $100.4 million and $128.9 million, respectively. These investments are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.

Available-for-Sale Investments

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale at December 31, 2011 and 2012:

    December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$97.6	$1.4	$(12.7)	$86.3

    December 31, 2012

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$103.2	$15.3	$(3.2)	$115.3

        As of December 31, 2012, the Company has invested $90.6 million in Value Partners, representing 7.8% of the outstanding common stock.

        The following is a summary of the Company's realized gains and losses on investments classified as available-for-sale:

	For the Years Ended December 31,
	2010	2011	2012
Gains	$—	$—	$0.1
Losses	—	—	—

Net realized gains	$—	$—	$0.1

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading Securities

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as trading securities at December 31, 2011 and 2012:

    December 31, 2011

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$13.5	$0.9	$(0.3)	$14.1

    December 31, 2012

		Gross Unrealized
				Fair Value
	Cost	Gains	Losses
Equity securities	$10.3	$6.5	$(3.2)	$13.6

        The following is a summary of the Company's realized gains and losses on investments classified as trading securities:

	For the Years Ended December 31,
	2010	2011	2012
Gains	$0.5	$0.9	$1.5
Losses	—	(0.7)	(0.3)

Net realized gains	$0.5	$0.2	$1.2

Other Investments

        Other investments consist of investments in funds advised by Affiliates. As of December 31, 2011 and 2012, the Company's other investments were $145.3 million and $155.4 million, respectively. These assets are reported within Prepaid expenses and other current assets ($31.2 million and $21.5 million at December 31, 2011 and 2012, respectively) and Other assets ($114.1 million and $133.9 million at December 31, 2011 and 2012, respectively) in the Consolidated Balance Sheets. The income or loss related to these investments is classified within Investment and other income in the Consolidated Statements of Income.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Fair Value Measurements

        The Company determines the fair value of certain investment securities and other financial and nonfinancial assets and liabilities. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, utilizing a hierarchy of three different valuation techniques:

Level 1—	Unadjusted quoted market prices for identical instruments in active markets;
Level 2—
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and
Level 3—
Prices reflect the Company's own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect the Company's assumptions that market participants would use in pricing the asset or liability.

        The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2011
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$23.2	$23.2	$—	$—
Investments in marketable securities(1)
Trading securities	14.1	14.1	—	—
Available-for-sale securities	86.3	86.3	—	—
Other investments(2)	145.3	31.1	10.8	103.4
Financial Liabilities
Contingent payment arrangements(3)	$87.1	$—	$—	$87.1
Obligations to related parties(4)	92.0	—	—	92.0
Interest rate derivatives(5)	2.9	—	2.9	—

		Fair Value Measurements
	December 31, 2012
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$13.5	$13.5	$—	$—
Investments in marketable securities(1)
Trading securities	13.6	13.6	—	—
Available for sale securities	115.3	115.3	—	—
Other investments(2)	155.4	15.7	20.8	118.9
Financial Liabilities
Contingent payment arrangements(3)	$31.0	$—	$—	$31.0
Obligations to related parties(4)	77.8	—	—	77.8
Interest rate derivatives(5)	4.0	—	4.0	—

(1)
Principally investments in equity securities.

(2)
Other investments are reported within Prepaid expenses and other current assets and Other assets.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Cash equivalents consist primarily of highly liquid investments in money market funds. Cash investments in daily redeeming money market funds are classified as Level 1.

        Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates which are valued using net asset value ("NAV"). Publicly traded securities and investments in daily redeeming funds that calculate NAVs are classified as Level 1.

        Other investments are valued using NAV. Investments in daily redeeming funds that calculate NAVs are classified as Level 1. Investments in funds that permit redemptions monthly or quarterly are classified as Level 2. Investments in funds that are subject to longer redemption restrictions are classified as Level 3. The fair value of Level 3 assets is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

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

        Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The significant unobservable inputs used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate would result in a higher obligation while an increase in the discount rate would result in a lower obligation. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents certain quantitative information about the significant unobservable inputs in valuing our Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range
Contingent payment arrangements	$31.0	Discounted cash flow	Growth rates	6.0% - 12.0%
			Discount rates	14.0% - 18.0%
Affiliate equity repurchase obligations	9.4	Discounted cash flow	Growth rates	(10.0)% - 17.0%
			Discount rates	15.0% - 24.0%

        The following table presents the changes in Level 3 assets and liabilities for the years ended December 31, 2011 and 2012:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Year Ended December 31, 2011	Balance, beginning of period	Net realized gains/losses	Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$85.7	$(0.2)	$9.6	(1)	$17.7	$(9.4)	$—	$103.4
Contingent payment arrangements	77.6	—	9.5	(2)	—	—	—	87.1
Obligations to related parties	79.6	0.4	1.7	(3)	52.8	(42.5)	—	92.0

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Year Ended December 31, 2012	Balance, beginning of period	Net realized gains/losses	Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$103.4	$(3.2)	$11.0	(1)	$18.8	$(11.1)	$—	$118.9
Contingent payment arrangements	87.1	(0.6)	(40.2	)(2)	24.8	(40.1)	—	31.0
Obligations to related parties	92.0	1.0	0.8	(3)	32.1	(48.1)	—	77.8

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities in 2011 or 2012.

        The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2011 and 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2011		December 31, 2012
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$103.4	$80.5	$118.9	$75.4
Other funds(2)	47.2	—	68.9	—

	$150.6	$80.5	$187.8	$75.4

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

        The carrying amount of cash, cash equivalents and short-term investments approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the senior notes at December 31, 2012 was $351.8 million. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at December 31, 2011 were $500.0 million and $594.3 million, respectively. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at December 31, 2012 were $510.6 million and $719.9 million, respectively. The senior bank debt, senior notes, senior convertible notes and junior convertible securities are classified as Level 2 because the fair value was determined utilizing market quotes in non-active markets.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2011		December 31, 2012
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$3,618.4	$1.1	$7,186.9	$0.8
Trust preferred vehicles	9.0	9.0	9.0	9.0

7.     Fixed Assets and Lease Commitments

        Fixed assets consisted of the following:

	December 31,
	2011	2012
Building and leasehold improvements	$59.1	$74.7
Office equipment	34.1	38.9
Furniture and fixtures	20.6	16.3
Land and improvements	17.9	18.1
Computer software	20.5	21.4

Fixed assets, at cost	152.2	169.4
Accumulated depreciation and amortization	(83.1)	(87.9)

Fixed assets, net	$69.1	$81.5

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company and its Affiliates lease office space and computer equipment for their operations. At December 31, 2012, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Required Minimum Payments
2013	$26.9
2014	26.4
2015	24.0
2016	18.3
2017	16.3
Thereafter	64.0

        Consolidated rent expense for 2010, 2011 and 2012 was $23.3 million, $29.9 million and $30.5 million, respectively.

8.     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2011	2012
Accrued compensation	$136.2	$138.8
Accrued professional fees	24.3	28.7
Accrued interest	15.9	19.3
Accrued distributions	25.0	13.2
Accounts payable	90.1	59.5
Other	52.1	65.2

	$343.6	$324.7

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

        Consolidated expenses related to the Company's benefit plans in 2010, 2011 and 2012 were $12.1 million, $12.0 million and $12.7 million, respectively.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Senior Bank Debt

        The Company has a $1,075.0 million senior unsecured credit facility (the "credit facility"), consisting of an $825.0 million revolving credit facility (the "revolver") and a $250.0 million term loan (the "term loan"). The Company pays interest on any outstanding obligations at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time). A portion of the revolver ($30.0 million) matures in January 2015 with the balance of $795.0 million and the term loan maturing in November 2016. Subject to certain conditions, the Company may increase the revolver and the term loan by up to $75.0 million and $250.0 million, respectively.

        The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

        As of December 31, 2011 and 2012, the Company had outstanding borrowings of $250.0 million and $325.0 million, respectively. As further described in Note 15, the Company has entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of its credit facility.

11.   Senior Notes

        At December 31, 2012, the Company has two senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2042 Senior Notes
Issue date	October 2012	August 2012
Maturity date	October 2022	August 2042
Potential Call Date	October 2015	August 2017
Par value (in millions)	$140.0	$200.0
Call Price	At Par	At Par
Stated coupon	5.25%	6.375%
Coupon frequency	Quarterly	Quarterly

        The Company used the net proceeds from both the 2022 senior notes and the 2042 senior notes to repay outstanding indebtedness under its revolver.

12.   Convertible Securities

        At December 31, 2012, the Company has one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible trust preferred securities"). The carrying values of the Company's convertible securities are as follows:

	December 31, 2011		December 31, 2012
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$435.6	$460.0	$450.1	$460.0

Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$297.8	$430.8	$299.4	$430.8
2006 junior convertible trust preferred securities(1)	214.8	300.0	216.1	300.0

Total junior convertible securities	$512.6	$730.8	$515.5	$730.8

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

(4)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $24.5 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities.

13.   Forward Equity Sale Agreement

        In August 2012, the Company amended its forward equity agreement to increase the amount of shares of common stock it may sell to an aggregate of $400.0 million. During 2012, the Company entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. The Company has the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. All contracts remain outstanding.

14.   Income Taxes

        The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Years Ended December 31,
	2010	2011	2012
Controlling Interests:
Current tax	$42.1	$45.0	$61.0
Intangible related deferred taxes	47.5	43.2	22.7
Other deferred taxes	(9.3)	(4.0)	(12.1)

Total controlling interests	80.3	84.2	71.6

Non-controlling Interests:
Current tax	$14.0	$12.9	$11.7
Deferred taxes	(2.8)	(4.0)	0.5

Total non-controlling interests	11.2	8.9	12.2

Provision for income taxes	$91.5	$93.1	$83.8

Income before income taxes (controlling interest)	$218.9	$249.1	$245.6

Effective tax rate attributable to controlling interests(1)	36.7%	33.8%	29.2%

(1)
Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the consolidated provision for income taxes is as follows:

	For the Years Ended December 31,
	2010	2011	2012
Current:
Federal	$12.8	$7.7	$19.4
State	9.9	9.7	11.3
Foreign	33.4	40.5	42.0

Total current	56.1	57.9	72.7

Deferred:
Federal	43.2	47.4	19.4
State	2.7	4.4	3.0
Foreign	(10.5)	(16.6)	(11.3)

Total deferred	35.4	35.2	11.1

Provision for income taxes	$91.5	$93.1	$83.8

        The components of income before income taxes consisted of the following:

	For the Years Ended December 31,
	2010	2011	2012
Domestic	$186.3	$243.8	$238.6
International	192.6	208.9	256.6

	$378.9	$452.7	$495.2

        The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate to such amount because of the effect of the following items:

	For the Years Ended December 31,
	2010	2011	2012
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.4	4.6
Non-deductible expenses	0.1	0.5	0.8
Valuation allowance	1.0	(1.1)	(5.9)
Effect of foreign operations	0.5	—	(2.9)
Foreign basis differences	(0.7)	(0.9)	(0.4)
Effect of changes in tax law, rates	(1.2)	(2.1)	(2.0)
Effect of income from non-controlling interests	(12.5)	(13.2)	(12.2)

	24.2%	20.6%	17.0%

        During 2010, the Company increased its deferred tax valuation allowance $2.2 million, principally for exposure to foreign tax credit carryforwards increasing its effective tax rate 1.0%. In both 2011 and

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012, the Company reversed $2.8 million of its valuation allowance, principally for state net operating losses that expired. In 2012, the Company also reduced the allowance $11.5 million for foreign tax credit carryforwards and benefits of uncertain tax positions from improved projections of taxes in the U.S.

        During 2010, 2011 and 2012, the Company realized a deferred tax benefit of $4.1 million, $7.6 million, and $7.3 million, respectively, from the re-valuation of its deferred taxes from a change in enacted tax rates in the United Kingdom. These changes, which reduced taxes attributable to both the controlling and non-controlling interest, decreased the Company's effective tax rate 1.9%, 3.1% and 3.0% in 2010, 2011 and 2012, respectively. Excluding the non-controlling interest tax benefits, the changes decreased the effective tax rate of the controlling interest 1.2%, 2.1% and 2.0% in 2010, 2011 and 2012, respectively.

        The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries that are permanent in duration. This amount becomes taxable upon a repatriation of assets from a sale or liquidation of the subsidiary. As of December 31, 2012, the amount of such temporary difference was approximately $25.8 million. The deferred taxes not recognized at December 31, 2012 for this temporary difference are approximately $9.8 million.

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2012
Deferred Tax Assets
State net operating loss carryforwards	$26.5	$23.9
Deferred compensation	17.5	23.9
Foreign tax credit carryforwards	15.1	20.1
Tax benefit of uncertain tax positions	11.6	17.6
Accrued expenses	11.6	6.0
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	83.8	93.0
Valuation allowance	(35.6)	(21.3)

Deferred tax assets, net of valuation allowance	$48.2	$71.7

Deferred Tax Liabilities
Intangible asset amortization	$(247.1)	$(238.2)
Convertible securities interest	(171.1)	(189.2)
Non-deductible intangible amortization	(127.2)	(120.1)
Deferred revenue	(5.6)	(18.5)
Other	(3.2)	(2.8)

Total deferred tax liabilities	(554.2)	(568.8)

Net deferred tax liability	$(506.0)	$(497.1)

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

        At December 31, 2012, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2013. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2013. The valuation allowances at December 31, 2011 and December 31, 2012 were principally related to the Company's projections of taxable income prior to the expiration of these state and federal carryforwards.

        The Company carried a liability for uncertain tax positions of $24.6 million, $21.3 million and $22.6 million as of December 31, 2010, 2011 and 2012, respectively. These amounts included $3.2 million, $1.6 million and $2.2 million of interest and related charges, respectively. At December 31, 2010, 2011 and 2012, these liabilities also included $16.7 million, $12.6 million and $19.4 million, respectively, for tax positions that, if recognized, would affect the Company's effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2010	2011	2012
Balance, as of January 1	$21.9	$24.6	$21.2
Additions based on current year tax positions	7.0	4.8	5.9
Additions based on prior years' tax positions	—	—	5.2
Reductions for prior years' tax provisions	(1.2)	—	(5.4)
Settlements	—	(1.2)	—
Reductions related to lapses of statutes of limitations	(3.4)	(6.7)	(4.6)
Additions (reductions) related to foreign exchange rates	0.3	(0.3)	0.3

Balance, as of December 31	$24.6	$21.2	$22.6

        During 2012, this liability decreased $5.4 million as a result of the recognition of tax benefits from the transfer of interests in an Affiliate. This decrease was offset by a $5.2 million provision for added foreign exposure for prior years. The Company does not anticipate that this liability will change significantly over the next twelve months.

        The Company periodically has tax examinations in the U.S. and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by any tax authorities for years before 2007.

15.   Derivative Financial Instruments

        From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements by entering into interest rate hedging contracts.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of December 31, 2012, the Company had posted collateral of $5.3 million related to its interest rate swap contracts.

        The following summarizes the amount of derivative instrument gains and losses (before taxes) reported in the Consolidated Statements of Comprehensive Income:

	For the Years Ended December 31,
Cash Flow Hedges	2010	2011	2012
Interest rate swaps	$2.5	$(5.4)	$(1.1)
Treasury rate locks	3.4	(4.3)	—

Total	$5.9	$(9.7)	$(1.1)

        Hedge ineffectiveness was not material in any periods presented.

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

	December 31,
Cash Flow Hedges	2011	2012
Interest rate swaps(1)	$(2.9)	$(4.0)

(1)
Presented within Other long-term liabilities.

        The Company does not generally hold or issue derivative financial instruments for trading purposes. Interest rate swaps and treasury rate locks are intended to enable the Company to achieve a level of variable-rate and fixed-rate debt that is acceptable to management and to limit interest rate exposure.

        During the fourth quarter of 2012, the Company entered into Standard & Poor's 500 Index puts to limit the effect of a possible market downturn on its 2012 earnings. The Company recognized an expense of $1.2 million for these positions, which had a notional value of $150.0 million; the contracts expired on December 31, 2012, and no gain was recognized.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Comprehensive Income

        The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Year Ended December 31, 2010
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustment	$24.8	$—	$24.8
Change in net realized and unrealized gain on derivative securities	5.9	(2.2)	3.7
Change in net unrealized gain on investment securities	41.3	(15.3)	26.0

Other comprehensive income	$72.0	$(17.5)	$54.5

	For the Year Ended December 31, 2011
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation adjustment	$(10.2)	$—	$(10.2)
Change in net realized and unrealized loss on derivative securities	(9.7)	3.8	(5.9)
Change in net unrealized loss on investment securities	(56.6)	22.2	(34.4)

Other comprehensive loss	$(76.5)	$26.0	$(50.5)

	For the Year Ended December 31, 2012
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustment	$18.5	$—	$18.5
Change in net realized and unrealized loss on derivative securities	(1.1)	0.4	(0.7)
Change in net unrealized gain on investment securities	21.6	(8.1)	13.5

Other comprehensive income	$39.0	$(7.7)	$31.3

        The components of Accumulated other comprehensive income, net of taxes, are as follows:

	December 31, 2011	Other Comprehensive Income	December 31, 2012
Foreign currency translation adjustments	$57.7	$18.5	$76.2
Realized and unrealized losses on derivative securities	(2.2)	(0.7)	(2.9)
Unrealized gain (loss) on investment securities	(5.5)	13.5	8.0

Accumulated other comprehensive income	50.0	31.3	81.3
Accumulated other comprehensive income (non-controlling interests)	—	(2.2)	(2.2)

Accumulated other comprehensive income (controlling interest)	$50.0	$29.1	$79.1

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In connection with a past acquisition agreement, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of December 31, 2012, these commitments totaled approximately $75.4 million and may be called in future periods. The Company is contractually entitled to reimbursement from the prior owner for $36.8 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $468.2 million through 2017. As of December 31, 2012, the Company expects to make payments of $200.8 million to settle these contingent obligations (including $142.0 million related to the Company's equity method investments). The net present value of the expected payments for consolidated Affiliates totals $34.2 million as of December 31, 2012. The Company expects to make $3.2 million of payments in 2013. During 2012, the Company recognized net gains of $53.8 million ($35.8 million attributable to the controlling interest) as a result of changes to expected payments for consolidated Affiliates. These net gains have been classified within Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

18.   Business Combinations

        On June 29, 2012, the Company completed majority investments in Veritable, LP ("Veritable") and Yacktman Asset Management LP ("Yacktman"). As discussed in Note 21, the Company also completed an additional minority investment in BlueMountain Capital Management LLC ("BlueMountain").

        The Company completed its purchase price allocation for Veritable by using a financial model that includes assumptions of market performance, net client cash flows and discount rates. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 100% was attributed to the Company's High Net Worth segment. The consideration paid (less net tangible assets acquired) is deductible for U.S. tax purposes over a 15-year life.

        The Company completed its purchase price allocation for Yacktman by using a financial model that includes assumptions of market performance, net client cash flows and discount rates. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 91% and 9% was attributed to the Company's Mutual Fund and High Net Worth segments, respectively. The consideration paid (less net tangible assets acquired) is deductible for U.S. tax purposes over a 15-year life. As part of this investment, the Company is contingently liable to make payments of up to $75.0 million over the next three to five years upon the achievement of specified revenue targets. The Company currently projects contingent payments totaling $55.6 million, and as of December 31, 2012, the present value of these payments was $31.0 million.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The purchase price allocations for these investments are as follows:

	Veritable	Yacktman
Consideration paid	$116.8	$301.0
Non-controlling interests	30.2	217.4
Contingent payment obligations	—	24.8

Enterprise value	$147.0	$543.2

Acquired client relationships	$85.1	$367.5
Tangible assets, net	2.7	9.0
Goodwill	59.2	166.7

	$147.0	$543.2

        Unaudited pro forma financial results are set forth below, giving consideration to the investments and acquisitions in 2012, as if such transactions occurred as of January 1, 2011, assuming the revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments.

	For the Years Ended December 31,
	2011	2012
Revenue	$1,810.9	$1,881.0
Net income (controlling interest)	179.6	186.0
Earnings per share—basic	$3.47	$3.60
Earnings per share—diluted	$3.39	$3.51

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

        New Affiliate investments during the twelve months ended December 31, 2012, contributed $88.0 million and $14.5 million to the Company's revenue and earnings, respectively.

19.   Affiliate Equity

        The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners. These transactions generally occur at fair value. However, if the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the requisite service period. The Company recognized compensation expenses related to Affiliate equity of $26.2 million, $29.0 million, and $38.0 million (of which $14.5 million, $22.1 million, and $21.6 million were attributable to the controlling interest) in 2010, 2011 and 2012, respectively.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

	December 31,
	2011	2012
Balance, as of January 1	$406.3	$451.8
Issuance of Redeemable non-controlling interests	52.5	11.2
Repurchase of Redeemable non-controlling interests	(57.8)	(28.4)
Changes in redemption value	50.8	42.9

Balance, as of December 31	$451.8	$477.5

        During the years ended 2010, 2011 and 2012, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interests in its Affiliates on the controlling interest's equity:

	For the Years Ended December 31,
	2010	2011	2012
Net income (controlling interest)	$138.6	$164.9	$174.0
Increase (decrease) in controlling interest paid-in capital from the sale of Affiliate equity	(45.4)	(28.1)	(44.0)

Change from Net income (controlling interest) and net transfers with non-controlling interests	$93.2	$136.8	$130.0

20.   Goodwill and Acquired Client Relationships

        The following table presents the change in Goodwill during 2011 and 2012:

	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2010	$1,073.6	$786.7	$261.6	$2,121.9
Goodwill acquired	0.1	—	1.3	1.4
Foreign currency translation	(2.3)	(1.7)	(2.0)	(6.0)

Balance, as of December 31, 2011	$1,071.4	$785.0	$260.9	$2,117.3
Goodwill acquired	0.3	151.3	74.3	225.9
Foreign currency translation	6.8	3.2	2.0	12.0

Balance, as of December 31, 2012	$1,078.5	$939.5	$337.2	$2,355.2

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2011 and 2012:

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2010	$971.1	$(228.5)	$742.6	$678.0	$1,420.6
New Investments	—	—	—	—	—
Amortization and impairments	—	(88.5)	(88.5)	(9.2)	(97.7)
Foreign currency translation	(0.6)	—	(0.6)	(1.2)	(1.8)

Balance, as of December 31, 2011	$970.5	$(317.0)	$653.5	$667.6	$1,321.1
New Investments	131.1	—	131.1	321.5	452.6
Amortization and impairments	—	(97.8)	(97.8)	(102.2)	(200.0)
Foreign currency translation	1.1	—	1.1	10.7	11.8
Transfers and other	6.9	31.3	38.2	(38.2)	—

Balance, as of December 31, 2012	$1,109.6	$(383.5)	$726.1	$859.4	$1,585.5

        During 2011, the Company completed impairment assessments on its goodwill and definite-lived acquired client relationships and no impairments were indicated. During 2011, the Company determined that fair value of the indefinite-lived intangible assets at one of its Affiliates, a growth-oriented manager of U.S. equity mutual funds, had declined below its carrying value and, accordingly, recognized an impairment of $9.2 million.

        During 2012, the Company completed impairment assessments on its goodwill and definite-lived acquired client relationships and no impairments were indicated. During 2012, the Company determined that the fair value of the indefinite-lived intangible asset at one of its Affiliates, a manager of growth-oriented U.S. equity mutual funds, had declined below its carrying value and, accordingly, recognized an impairment of $102.2 million. The fair value of this asset ($38.2 million) was calculated using a discounted cash flow analysis, a Level 3 fair value measurement. The significant assumptions used in the valuation were assets under management (declining approximately 10% annually) and a discount rate of 15%. While the Company generally considers investment advisory contracts between its Affiliates and their sponsored registered investment companies to have an indefinite life, it was determined that the useful life of this asset was no longer indefinite. Accordingly, in 2012, the Company reclassified the remaining acquired client relationships to definite-lived and began to recognize amortization related to the asset.

        For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2012, these relationships were being amortized over a weighted average life of approximately eleven years. The Company estimates that its consolidated annual amortization expense will be approximately $100 million for the next five years, assuming no additional investments in new or existing Affiliates.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Equity Investments in Affiliates

        During the quarter ended September 30, 2012, the Company announced and closed an additional investment in BlueMountain, a leading global credit alternatives manager. The Company continues to hold a minority interest and accounts for the investment under the equity method of accounting. The Company's purchase price allocation was measured using a financial model that includes assumptions of expected market performance and net client cash flows. The Company allocated $131.7 million to acquired client relationships. The consideration paid will be deductible for U.S. tax purposes over a 15-year life.

        For the Affiliates in which the Company holds a significant but non-controlling interest, the equity method of accounting is applied. The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of December 31, 2012, these relationships were being amortized over a weighted average life of approximately nine years. The Company recognized amortization expense for these relationships of $32.9 million for twelve months ended December 31, 2011 as compared to $36.9 million and for the twelve months ended December 31, 2012. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2013	$41.5
2014	20.0
2015	11.7
2016	8.9
2017	8.9

        The following table presents summarized financial information for Affiliates accounted for under the equity method.

	For the Years Ended December 31,
	2010	2011	2012
Revenue(1)(2)	$619.5	$581.0	$1,005.4
Net income	444.2	387.9	783.3

	December 31,
	2011	2012
Current assets(2)	$8,193.1	$11,957.8
Noncurrent assets	29.1	34.7
Current liabilities	1,022.7	1,361.5
Noncurrent liabilities and Non-controlling interest(2)	6,754.3	9,857.6

(1)
Revenue includes advisory fees for asset management services, investment income and dividends from consolidated investment partnerships.

(2)
For its investments in AQR, BlueMountain and ValueAct, the Company is entitled to a share of revenue but no portion of the assets held by investors that are unrelated to the Company (which include consolidated investment partnerships).

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's share of undistributed earnings from equity method investments totaled $87.0 million as of December 31, 2012.

22.   Net Income (non-controlling interests)

        Net income (non-controlling interests) in the Consolidated Statements of Income includes the income allocated to owners of consolidated Affiliates, other than AMG. For the years ended December 31, 2010, 2011 and 2012, this income was $153.1 million, $194.7 million and $237.4 million, respectively. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed profits owned by the managers of the consolidated Affiliates (including profits allocated to managers from the Owners' Allocation and Operating Allocation).

23.   Stockholders' Equity

Preferred Stock

        The Company is authorized to issue up to 5.0 million shares of Preferred Stock. Any such Preferred Stock issued by the Company may rank prior to common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.

Common Stock

        The Company's Board of Directors has authorized the issuance of up to 150.0 million shares of Voting Common Stock and 3.0 million shares of Class B Non-Voting Common Stock. As more fully described in Note 13, the Company is party to a forward equity sale agreement to issue new shares of the Company's common stock.

        The Company's Board of Directors has also authorized share repurchase programs in recent periods. The maximum number of shares that may yet be repurchased under outstanding programs is 2.3 million. The timing and amount of issuances and repurchases are determined at the discretion of AMG's management.

        A summary of the Company's recent share repurchase activity is as follows:

Period	Shares Repurchased	Average Price
2010	—	—
2011	0.7	$83.63
2012	0.6	$107.44

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   Share-Based Compensation

Share-Based Incentive Plans

        The Company has established various Stock Option and Incentive Plans under which it is authorized to grant stock options and stock appreciation rights. As of December 31, 2012, there were 3,449,781 options available for grant under the plans.

        The Company established an Executive Incentive Plan to align executive incentives with increases in stockholder value. The stockholders of the Company most recently approved an amendment to the plan in 2010 at the Company's annual meeting. Compensation payable under this plan is intended to qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. The Company also has a Deferred Compensation Plan to provide additional retirement plan flexibility for our officers. The plan provides officers and directors the opportunity to voluntarily defer compensation on a pre-tax basis, and to notionally invest such deferred amounts in one or more specified measurement funds. The Company has a Long-Term Stock and Investment Plan (the "Long-Term Stock and Investment Plan"), under which the Company may grant cash awards that can be notionally invested in one or more specified measurement funds.

        The Company implemented the Long-Term Equity Incentive Plans in 2010, 2011 and 2012 under which the Company grants equity interests to employees and officers. Under the plans, equity interests may be granted to management from time to time, with vesting, forfeiture and repurchase arrangements established under the plans at the time of grant. The equity interest structure is similar to the equity structure employed with the Company's Affiliate principals, with a ratable portion of ownership interests in all Affiliates transferred to a partnership, with grants of equity interests that have rights to cash flow deferred seven years from the date of grant.

Stock Options

        Pursuant to the option plans discussed above, stock options generally vest over a period of three to five years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

        The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2012	5.1	$68.18
Options granted	0.1	121.90
Options exercised	(1.4)	54.45
Options forfeited	0.0	85.72

Unexercised options outstanding—December 31, 2012	3.8	74.04	4.1

Exercisable at December 31, 2012	2.5	68.64	3.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2010, 2011 and 2012 was $23.54, $30.27 and $40.43 per option, respectively, based on the assumptions stated below.

	For the Years Ended December 31,
	2010	2011	2012
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	32.4%	33.1%	36.8%
Risk-free interest rate(2)	1.6%	1.3%	0.7%
Expected life of options (in years)(3)	4.5	4.8	5.0
Forfeiture rate(3)	4.8%	2.4%	1.4%

(1)
Based on historical and implied volatility.

(2)
Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)
Based on the Company's historical data and expected exercise behavior.

        The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $42.3 million, $35.4 million and $86.8 million, respectively. As of December 31, 2012, the intrinsic value of exercisable options outstanding was $154.2 million and 3.4 million options are available for future grant under the Company's option plans.

Restricted Stock

        Under the Company's Executive Incentive Plan and Long-Term Stock and Investment Plan, the Company periodically grants awards denominated in the Company's common stock. The Company granted awards with fair values of $1.0 million, $3.3 million, and $18.1 million in 2010, 2011 and 2012, respectively. The Company may elect to settle the awards in shares of the Company's common stock or cash. The grant date fair value of the awards is based on the closing price of the Company's common stock on the date of grant.

        The following table summarizes the transactions of the Company's restricted stock:

	Restricted Stock	Weighted Average Grant Date Value
Units outstanding—January 1, 2012	0.4	$52.66
Units granted	0.2	127.33
Units issued	(0.2)	48.54
Units forfeited	(0.0)	52.33

Units outstanding—December 31, 2012	0.4	84.53

Long-Term Equity Incentive Plan

        Further to its retention and incentive objectives, the Company granted awards under the Company's Long-Term Equity Incentive Plans with aggregate fair values of $21.0 million, $14.6 million and $25.9 million during 2010, 2011 and 2012, respectively. These awards represent profits interests in

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's Affiliates and recipients of these awards have rights to cash flows beginning in 2018. Recipients may require the Company to purchase their interests starting in 2016.

Share-Based Incentive Compensation

        During the year ended December 31, 2011, the cash received and the actual tax benefit recognized for options exercised were $28.0 million and $8.2 million, respectively. During the year ended December 31, 2011, the excess tax benefit classified as a financing cash flow was $7.1 million. During the year ended December 31, 2012, the cash received and the actual tax benefit recognized for options exercised were $73.4 million and $25.5 million, respectively. During the year ended December 31, 2012, the excess tax benefit classified as a financing cash flow was $22.0 million.

        A summary of recent share-based compensation expense is as follows:

Period	Share-Based Compensation Expense	Tax Benefit
2010	$19.5	$7.5
2011	30.3	11.6
2012	47.6	18.2

        As of December 31, 2011, there was $80.0 million of compensation expense related to share-based compensation arrangements which will be recognized over a weighted average period of approximately three years (assuming no forfeitures). As of December 31, 2012, there was $78.4 million of compensation expense related to share-based compensation arrangements which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).

25.   Earnings Per Share

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

	For the Years Ended December 31,
	2010	2011	2012
Numerator
Net income (controlling interest)	$138.6	$164.9	$174.0
Interest expense on convertible securities, net of taxes	0.1	—	—

Net income (controlling interest), as adjusted	$138.7	$164.9	$174.0

Denominator
Average shares outstanding—basic	47.4	51.8	51.7
Effect of dilutive instruments:
Stock options and other awards	1.0	1.2	1.3
Forward sale	0.6	—	—
Senior convertible securities	0.4	—	—

Average shares outstanding—diluted	49.4	53.0	53.0

        As more fully discussed in Notes 10 and 12, the Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

        The Company did not repurchase any shares of common stock during the years ended December 31, 2010. For the twelve months ended December 31, 2011 and 2012, the Company repurchased approximately 0.7 million and 0.6 million shares of common stock under the share repurchase programs approved by the Company's Board of Directors.

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Years Ended December 31,
	2010	2011	2012
Stock options and other awards	1.3	1.2	0.7
Senior convertible securities	3.6	3.6	3.6
Junior convertible trust preferred securities	4.2	4.2	4.2
Forward equity sales	—	—	0.2

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

26.   Financial Instruments and Risk Management

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27.   Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2011 and 2012.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$426.3	$462.3	$413.8	$402.4
Operating income	124.9	140.0	126.0	95.2
Income before income taxes	116.1	127.7	99.9	109.0
Net income (controlling interest)	39.1	45.4	40.1	40.3
Earnings per share—diluted	$0.74	$0.85	$0.76	$0.77

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$417.6	$429.6	$467.3	$491.0
Operating income	108.8	25.0	139.7	126.9
Income before income taxes	117.7	62.9	137.5	177.1
Net income (controlling interest)	37.5	6.6	54.9	75.0
Earnings per share—diluted	$0.71	$0.12	$1.04	$1.40

28.   Related Party Transactions

        The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. The Company also has liabilities to related parties for deferred purchase price and contingent payment arrangements in connection with certain business combinations.

        The total receivable at December 31, 2011 was $41.3 million, of which $1.4 million is included in Prepaid expenses and other current assets and $39.9 million is included in Other assets. The total receivable at December 31, 2012 was $36.9 million, of which $1.9 million is included in Prepaid expenses and other current assets and $35.0 million is included in Other assets. The total payable as of December 31, 2011 was $147.5 million, of which $33.2 million is included in current liabilities and $114.3 million is included in Other long-term liabilities. The total payable as of December 31, 2012 was $133.6 million, of which $11.3 million is included in current liabilities and $122.3 million is included in Other long-term liabilities.

        In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

29.   Segment Information

        Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships.

        Revenue in the Institutional distribution channel is earned from relationships with public and private client entities, including pension plans, foundations, endowments and sovereign wealth funds. Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	Year Ended December 31, 2010
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$649.2	$578.8	$130.2	$1,358.2
Operating expenses:
Depreciation, intangible amortization and impairments	49.6	15.3	9.2	74.1
Other operating expenses	424.9	401.2	84.0	910.1

	474.5	416.5	93.2	984.2

Operating income	174.7	162.3	37.0	374.0

Income from equity method investments	(70.4)	0.4	(7.5)	(77.5)

Other non-operating (income) and expenses:
Investment and other (income) loss	(10.8)	(7.6)	—	(18.4)
Interest expense	36.1	23.5	6.6	66.2
Imputed interest and contingent payment arrangements	13.5	8.9	2.5	24.9

	38.8	24.8	9.1	72.7

Income before income taxes	206.3	137.1	35.4	378.8
Income taxes	47.1	36.2	8.2	91.5

Net income	159.2	100.9	27.2	287.3
Net income (non-controlling interests)	(81.4)	(54.6)	(12.7)	(148.7)

Net income (controlling interest)	$77.8	$46.3	$14.5	$138.6

Total assets	$2,997.4	$1,848.4	$434.0	$5,279.8
Goodwill	$1,073.6	$786.7	$261.6	$2,121.9

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2011
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$841.4	$723.7	$139.7	$1,704.8
Operating expenses:
Depreciation, intangible amortization and impairments	76.9	28.0	7.8	112.7
Other operating expenses	524.9	492.4	88.7	1,106.0

	601.8	520.4	96.5	1,218.7

Operating income	239.6	203.3	43.2	486.1

Income from equity method investments	(57.2)	(7.9)	(7.6)	(72.7)

Other non-operating (income) and expenses:
Investment and other (income) loss	(6.9)	0.6	11.3	5.0
Interest expense	39.7	27.7	6.4	73.8
Imputed interest and contingent payment arrangements	15.1	9.9	2.3	27.3

	47.9	38.2	20.0	106.1

Income before income taxes	248.9	173.0	30.8	452.7
Income taxes	53.4	34.4	5.3	93.1

Net income	195.5	138.6	25.5	359.6
Net income (non-controlling interests)	(105.3)	(73.1)	(16.3)	(194.7)

Net income (controlling interest)	$90.2	$65.5	$9.2	$164.9

Total assets	$2,836.2	$1,920.6	$462.1	$5,218.9
Goodwill	$1,071.4	$785.0	$260.9	$2,117.3

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$861.3	$774.4	$169.8	1,805.5
Operating expenses:
Depreciation, intangible amortization and impairments	75.4	128.9	9.8	214.1
Other operating expenses	554.2	526.5	110.3	1,191.0

	629.6	655.4	120.1	1,405.1

Operating income	231.7	119.0	49.7	400.4

Income from equity method investments	(103.9)	(12.7)	(13.1)	(129.7)

Other non-operating (income) and expenses:
Investment and other (income) loss	(13.6)	(6.6)	(1.8)	(22.0)
Interest expense	50.7	24.0	8.3	83.0
Imputed interest and contingent payment arrangements	(8.1)	(19.5)	1.5	(26.1)

	29.0	(2.1)	8.0	34.9

Income before income taxes	306.6	133.8	54.8	495.2
Income taxes	63.7	10.7	9.4	83.8

Net income	242.9	123.1	45.4	411.4
Net income (non-controlling interests)	(116.9)	(95.8)	(24.7)	(237.4)

Net income (controlling interest)	$126.0	$27.3	$20.7	$174.0

Total assets	$3,176.5	$2,354.8	$655.8	$6,187.1
Goodwill	$1,078.5	$939.5	$337.2	$2,355.2

        In 2010, 2011 and 2012, revenue attributable to clients domiciled outside the U.S. was approximately 33%, 39% and 41% of total revenue, respectively.

        As of December 31, 2010, equity method investments of $630.1 million, $9.1 million and $39.7 million were included in the total assets of the Institutional, Mutual Fund and High Net Worth segments, respectively. As of December 31, 2011, equity method investments of $490.6 million, $75.6 million and $49.6 million were included in the total assets of the Institutional, Mutual Fund and High Net Worth segments, respectively. As of December 31, 2012, equity method investments of $879.6 million, $81.2 million and $70.5 million were included in the total assets of the Institutional, Mutual Fund and High Net Worth segments, respectively.

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2012	$35.6	$—	$—	$14.3	$21.3
2011	38.4	—	—	2.8	35.6
2010	33.1	5.3	—	—	38.4
Other Allowances(1)
Year Ending December 31,
2012	$9.6	$0.1	$—	$1.3	$8.4
2011	8.5	1.2	—	0.1	9.6
2010	13.2	—	—	4.7	8.5

(1)
Other Allowances represents reserves on notes received in connection with transfers of our interests in certain Affiliates as well as other receivable amounts, which we consider uncollectible.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, as of December 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting," which is incorporated by reference herein.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item will be set forth in our proxy statement for our 2013 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2012) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 22, 2013	By:	/s/ SEAN M. HEALEY
Sean M. Healey Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SEAN M. HEALEY Sean M. Healey	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2013
/s/ JAY C. HORGEN Jay C. Horgen	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 22, 2013
/s/ SAMUEL T. BYRNE Samuel T. Byrne	Director	February 22, 2013
/s/ DWIGHT D. CHURCHILL Dwight D. Churchill	Director	February 22, 2013
/s/ HAROLD J. MEYERMAN Harold J. Meyerman	Director	February 22, 2013
/s/ WILLIAM J. NUTT William J. Nutt	Director	February 22, 2013
/s/ TRACY P. PALANDJIAN Tracy P. Palandjian	Director	February 22, 2013
/s/ RITA M. RODRIGUEZ Rita M. Rodriguez	Director	February 22, 2013
/s/ JIDE J. ZEITLIN Jide J. Zeitlin	Director	February 22, 2013

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Amended and Restated By-laws(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust I, dated as of April 3, 2006, by and among Affiliated Managers Group, Inc., Christiana Bank & Trust Company, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Administrative Trustee, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust I(5)
4.3
Indenture, dated as of April 3, 2006, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(5)
4.4
Guarantee Agreement, dated as of April 3, 2006, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(5)
4.5
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II(6)
4.6
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(6)
4.7
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(6)
4.8
Indenture related to the 3.95% Convertible Senior Notes due 2038, dated as of August 6, 2008, by and between Affiliated Managers Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee(7)
4.9	Indenture, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee(8)
4.10
First Supplemental Indenture related to the 6.375% Senior Notes due 2042, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee, including the form of Global Note attached as Annex A thereto(8)
4.11
Second Supplemental Indenture related to the 5.250% Senior Notes due 2022, dated as of October 11, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee, including the form of Global Note attached as Annex A thereto(9)

10.1		Fifth Amended and Restated Credit Agreement, dated as of November 3, 2011, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as Administrative Agent, and the several lenders from time to time parties thereto(10)
10.2
Term Credit Agreement, dated as of November 3, 2011, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as Administrative Agent, and the several lenders from time to time parties thereto(10)
10.3	†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.4	†	Affiliated Managers Group, Inc. Executive Incentive Plan (f/k/a Long-Term Executive Incentive Plan)(12)
10.5	†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.6	†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.7	†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.8	†	Affiliated Managers Group, Inc. Long-Term Stock and Investment Plan(2)
10.9	†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.10	†	Affiliated Managers Group, Inc. Deferred Compensation Plan(15)
10.11	†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(16)
10.12	†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan(17)
10.13	†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP(18)
10.14	†	Affiliated Managers Group, Inc. Form of Long-Term Equity Interests Plan, LP*
10.15		Distribution Agency Agreement, dated as of July 26, 2011, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A.(19)
10.16		Form of Confirmation Letter Agreement, dated as of July 26, 2011, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(19)
10.17		Distribution Agency Agreement, dated as of July 26, 2011, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(19)
10.18		Form of Confirmation Letter Agreement, dated as of July 26, 2011, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(19)
10.19		Form of Indemnification Agreement entered into by each Director and Executive Officer(20)
10.20		Service Agreement, dated as of June 7, 2011, by and between Affiliated Managers Group Limited and Andrew Dyson(21)
10.21
Joinder Agreement, dated as of July 25, 2012, by and among Affiliated Managers Group, Inc., Royal Bank of Canada, and Bank of America, N.A., as Administrative Agent under the Registrant's Fifth Amended and Restated Credit Agreement(8)
10.22
Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A.(8)
10.23		Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(8)

10.24	Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(8)
10.25	Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(8)
21.1	Schedule of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial statements from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (ii) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Equity for the years ended December 31, 2012, 2011, and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (v) the Notes to the Consolidated Financial Statements.

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

(2)
Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(3)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006

(4)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed July 31, 2012

(5)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 7, 2006

(6)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed October 18, 2007

(7)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed August 12, 2008

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed August 8, 2012

(9)
Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed October 11, 2012

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

(17)
Incorporated by reference to the Company's Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011

(18)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (No. 001-13459), filed February 23, 2012

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed August 9, 2011

(20)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011

(21)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed May 8, 2012