Form 10-Q
period 2013-03-31
AFFILIATED MANAGERS GROUP INC
filed 2013-05-07
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

        There were 52,737,737 shares of the registrant's common stock outstanding on May 1, 2013.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2013
Revenue	$417.7	$502.2
Operating expenses:
Compensation and related expenses	181.1	214.5
Selling, general and administrative	85.0	92.3
Intangible amortization and impairments	30.4	32.9
Depreciation and other amortization	3.4	3.5
Other operating expenses	9.0	8.5

	308.9	351.7

Operating income	108.8	150.5

Income from equity method investments	14.5	50.6

Other non-operating (income) and expenses:
Investment and other income	(10.4)	(4.5)
Interest expense	18.6	24.2
Imputed interest expense and contingent payment arrangements	(2.5)	14.2

	5.7	33.9

Income before income taxes	117.6	167.2
Income taxes	24.6	37.5

Net income	93.0	129.7
Net income (non-controlling interests)	(55.6)	(67.3)

Net income (controlling interest)	$37.4	$62.4

Average shares outstanding—basic	51.6	52.7
Average shares outstanding—diluted	52.9	54.2
Earnings per share—basic	$0.72	$1.18
Earnings per share—diluted	$0.71	$1.15

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	For the Three Months Ended March 31,
	2012	2013
Net income	$93.0	$129.7

Other comprehensive income (loss):
Foreign currency translation adjustment	14.4	(22.8)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.1)	0.2
Change in net unrealized gain on investment securities, net of tax	9.1	1.1

Other comprehensive income (loss)	23.4	(21.5)

Comprehensive income	116.4	108.2
Comprehensive income (non-controlling interests)	(57.3)	(66.9)

Comprehensive income (controlling interest)	$59.1	$41.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	December 31, 2012	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$430.4	$335.0
Investment advisory fees receivable	255.5	256.7
Investments in marketable securities	128.9	135.5
Unsettled fund shares receivable	40.1	275.9
Prepaid expenses and other current assets	57.4	61.2

Total current assets	912.3	1,064.3
Fixed assets, net	81.5	83.1
Equity method investments in Affiliates	1,031.3	984.5
Acquired client relationships, net	1,585.5	1,535.4
Goodwill	2,355.2	2,342.1
Other assets	221.3	215.7

Total assets	$6,187.1	$6,225.1

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$324.7	$237.0
Unsettled fund shares payable	39.8	279.2
Payables to related party	11.3	23.0

Total current liabilities	375.8	539.2
Senior bank debt	325.0	150.0
Senior notes	340.0	340.0
Senior convertible securities	450.1	454.0
Junior convertible trust preferred securities	515.5	516.3
Deferred income taxes	497.1	503.6
Other long-term liabilities	164.7	172.0

Total liabilities	2,668.2	2,675.1
Redeemable non-controlling interests	477.5	512.0
Equity:
Common stock	0.5	0.5
Additional paid-in capital	868.5	817.7
Accumulated other comprehensive income	79.1	58.0
Retained earnings	1,350.7	1,413.1

	2,298.8	2,289.3
Less treasury stock, at cost	(214.6)	(158.4)

Total stockholders' equity	2,084.2	2,130.9
Non-controlling interests	957.2	907.1

Total equity	3,041.4	3,038.0

Total liabilities and equity	$6,187.1	$6,225.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions)

(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2012	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Stock issued under option and other incentive plans	—	(28.4)	—	—	56.2	—	27.8
Tax benefit of option exercises	—	8.1	—	—	—	—	8.1
Changes in the value of Affiliate equity and other	—	(41.1)	—	—	—	8.4	(32.7)
Share-based payment arrangements	—	10.6	—	—	—	—	10.6
Distributions to non-controlling interests	—	—	—	—	—	(125.4)	(125.4)
Net income	—	—	—	62.4	—	67.3	129.7
Other comprehensive loss	—	—	(21.1)	—	—	(0.4)	(21.5)

March 31, 2013	$0.5	$817.7	$58.0	$1,413.1	$(158.4)	$907.1	$3,038.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Three Months Ended March 31,
	2012	2013
Cash flow from operating activities:
Net income	$93.0	$129.7
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	30.4	32.9
Amortization of issuance costs	1.8	2.5
Depreciation and other amortization	3.4	3.5
Deferred income tax provision	13.4	12.7
Imputed interest expense and contingent payment arrangements	(2.5)	14.2
Income from equity method investments, net of amortization	(14.5)	(50.6)
Distributions received from equity method investments	36.8	93.9
Tax benefit from exercise of stock options	0.4	0.6
Share-based compensation	8.2	8.9
Affiliate equity expense	2.2	5.2
Other adjustments	(6.0)	0.9
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	(12.5)	3.7
Increase in prepaids and other current assets	(9.1)	(7.4)
Increase in other assets	(0.5)	(0.1)
Increase in unsettled fund shares receivable	(45.2)	(238.4)
Increase in unsettled fund shares payable	41.6	242.0
Decrease in accounts payable, accrued liabilities and other long-term liabilities	(88.4)	(52.0)

Cash flow from operating activities	52.5	202.2

Cash flow from (used in) investing activities:
Purchase of fixed assets	(1.3)	(4.6)
Purchase of investment securities	(9.5)	(2.6)
Sale of investment securities	12.9	0.2

Cash flow from (used in) investing activities	2.1	(7.0)

Cash flow used in financing activities:
Borrowings of senior bank debt	—	20.0
Repayments of senior bank debt	—	(195.0)
Issuance of common stock	15.1	29.2
Repurchase of common stock	(32.7)	—
Excess tax benefit from exercise of stock options	3.5	7.5
Note and contingent payments	(0.2)	(37.8)
Distributions to non-controlling interests	(82.0)	(125.4)
Affiliate equity issuances and repurchases	(16.9)	15.8

Cash flow used in financing activities	(113.2)	(285.7)

Effect of foreign exchange rate changes on cash and cash equivalents	2.8	(4.9)
Net decrease in cash and cash equivalents	(55.8)	(95.4)
Cash and cash equivalents at beginning of period	449.5	430.4

Cash and cash equivalents at end of period	$393.7	$335.0

Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$1.0	$—
Payables recorded for Affiliate equity purchases	11.2	12.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        The consolidated financial statements of Affiliated Managers Group, Inc. ("AMG" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by GAAP. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 includes additional information about AMG, its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.

        All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.     Recent Accounting Developments

        In February 2013, the Financial Accounting Standards Board issued an update to the guidance for reporting reclassifications out of accumulated other comprehensive income. The new guidance requires companies to present the impact of amounts reclassified from accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for interim and fiscal periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013. Adoption of this new guidance did not have a significant impact on the Company's Consolidated Financial Statements.

3.     Investments in Marketable Securities

        Investments in marketable securities at December 31, 2012 and March 31, 2013 were $128.9 million and $135.5 million, respectively. These investments are comprised of the Company's investments in Value Partners Group Limited, a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.

        The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2012 and March 31, 2013:

	Available-for-Sale		Trading
	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013
Cost	$103.2	$99.2	$10.3	$16.3
Unrealized Gains	15.3	21.1	6.5	2.5
Unrealized Losses	(3.2)	(3.6)	(3.2)	—

Fair Value	$115.3	$116.7	$13.6	$18.8

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of the Company's realized gains and losses on investments classified as available-for-sale and trading:

	Available-for-Sale		Trading
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2013	2012	2013
Gains	$—	$0.2	$0.5	$0.1
Losses	—	—	(0.3)	—

Net realized gains	$—	$0.2	$0.2	$0.1

4.     Variable Interest Entities

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

        The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2012		March 31, 2013
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$7,186.9	$0.8	$8,527.3	$1.3
Trust preferred vehicles	9.0	9.0	9.0	9.0

5.     Long-Term Debt

Senior Bank Debt

        The Company entered into a $1.25 billion senior unsecured revolving credit facility in April 2013 (the "new credit facility"), the principal terms of which are similar to the Company's previous senior unsecured revolving credit facility. The new credit facility matures in April 2018. As of April 30, 2013, the current outstanding balance under the new credit facility is $100.0 million.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The new credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

6.     Derivative Financial Instruments

        From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements by entering into interest rate hedging contracts.

        The following summarizes the amount of derivative instrument gains and losses reported in the Consolidated Statements of Comprehensive Income:

	For the Three Months Ended March 31,
Cash Flow Hedges	2012	2013
Interest rate swaps	$(0.1)	$0.3

        The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

Cash Flow Hedges	December 31, 2012	March 31, 2013
Interest rate swaps(1)	$(4.0)	$(3.7)

(1)
Presented within Other long-term liabilities.

        The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of March 31, 2013, the Company had posted collateral of $5.3 million related to its interest rate swap contracts.

        The Company does not generally hold or issue derivative financial instruments for trading purposes. Interest rate swaps are intended to enable the Company to achieve a level of variable-rate and fixed-rate debt that limits interest rate exposure.

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

        In connection with a past acquisition agreement, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of March 31, 2013, these

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments totaled approximately $73.3 million and may be called in future periods. The Company is contractually entitled to reimbursement from the prior owner for $33.1 million of these commitments if they are called.

        Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $467.8 million through 2017. As of March 31, 2013, the Company expects to make payments of $215.7 million ($2.8 million in 2013) to settle these contingent obligations, including $142.0 million related to the Company's equity method investments. The net present value of the expected payments for consolidated Affiliates totals $43.3 million as of March 31, 2013.

8.     Fair Value Measurements

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

        The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2012
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$13.5	$13.5	$—	$—
Investments in marketable securities(1)
Trading securities	13.6	13.6	—	—
Available-for-sale securities	115.3	115.3	—	—
Other investments(2)	155.4	15.7	20.8	118.9
Financial Liabilities
Contingent payment arrangements(3)	$31.0	$—	$—	$31.0
Obligations to related parties(4)	77.8	—	—	77.8
Interest rate derivatives(5)	4.0	—	4.0	—

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	March 31, 2013
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$24.8	$24.8	$—	$—
Investments in marketable securities(1)
Trading securities	18.8	18.8	—	—
Available-for-sale securities	116.7	116.7	—	—
Other investments(2)	156.4	13.4	21.1	121.9
Financial Liabilities
Contingent payment arrangements(3)	$40.5	$—	$—	$40.5
Obligations to related parties(4)	90.7	—	—	90.7
Interest rate derivatives(5)	3.7	—	3.7	—

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

        Other investments consist primarily of funds advised by Affiliates and are valued using NAV. Investments in daily redeeming funds that calculate NAVs are classified as Level 1. Investments in funds that permit redemptions monthly or quarterly are classified as Level 2. Investments in funds that are subject to longer redemption restrictions are classified as Level 3. The fair value of Level 3 assets is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

        Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company's investments in Affiliates. The significant unobservable inputs that are used in the fair value measurement of these obligations are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation.

        Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation. The

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears.

        Interest rate derivatives include interest rate swaps. The fair value of these assets is determined by model-derived valuations in which all significant inputs are observable in active markets.

        The following table presents certain quantitative information about the significant unobservable inputs in valuing our Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2012	Range at December 31, 2012	Fair Value at March 31, 2013	Range at March 31, 2013
Contingent payment arrangements	Discounted cash flow	Growth rates	$31.0	6.0% – 12.0%	$40.5	5.5% – 11.0%
		Discount rates		14.0% – 18.0%		14.0% – 18.0%
Affiliate equity	Discounted cash flow	Growth rates	9.4	(10.0)% – 17.0%	21.4	(10.0)% – 13.5%
		Discount rates		15.0% – 24.0%		15.0% – 24.0%

        The following table presents the changes in Level 3 financial assets and financial liabilities for the three months ended March 31, 2012 and 2013:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended March 31, 2012	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$103.4	$(0.8	)(1)	$2.5	(1)	$4.8	$(2.4)	$—	$107.5
Contingent payment arrangements	87.1	—		(4.0	)(2)	—	—	—	83.1
Obligations to related parties	92.0	(0.3	)(3)	1.0	(3)	14.4	(29.5)	—	77.6

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended March 31, 2013	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$118.9	$(0.5	)(1)	$2.5	(1)	$4.9	$(3.9)	$—	$121.9
Contingent payment arrangements	31.0	—		9.5	(2)	—	—	—	40.5
Obligations to related parties	77.8	1.3	(3)	(0.5	)(3)	15.2	(3.1)	—	90.7

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

        It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities in the three months ended March 31, 2013. During the three months ended March 31, 2012, financial assets valued at $2.0 million were transferred from Level 1 to Level 2.

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2012 and March 31, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2012		March 31, 2013
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$118.9	$75.4	$121.9	$73.3
Other funds(2)	68.9	—	78.8	—

	$187.8	$75.4	$200.7	$73.3

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

        The carrying amount of cash, cash equivalents, advisory fees receivable, short-term investments and accounts payable and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of notes payable approximates fair value principally because of the short-term nature of the notes. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the senior notes at December 31, 2012 and March 31, 2013 were $351.8 million and $358.9 million, respectively. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at December 31, 2012 were $510.6 million and $719.9 million, respectively. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at March 31, 2013 were $572.1 million and $810.9 million, respectively. The senior bank debt, senior notes, senior convertible notes and junior convertible securities are classified as Level 2 because the fair value was determined utilizing market quotes in non-active markets.

9.     Intangible Assets

Consolidated Affiliates

        The intangible assets of our consolidated Affiliates consist of definite and indefinite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2013, these relationships were being amortized over a weighted average life of approximately eleven years. The Company recognized amortization and impairment expenses for these relationships of $30.4 million and $32.9 million for the three months ended March 31, 2012 and 2013, respectively. The Company estimates that its consolidated annual amortization expense will be approximately $100.0 million for each of the next five years, assuming no

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional investments in new or existing Affiliates. Other than changes related to foreign currency translation, there were no significant changes to goodwill or indefinite-lived acquired client relationships during the three months ended March 31, 2013.

Equity Method Investments in Affiliates

        The intangible assets at our equity method Affiliates consist of definite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2013, these relationships were being amortized over a weighted average life of approximately nine years. The Company recognized amortization expense for these relationships of $8.2 million and $10.4 million for three months ended March 31, 2012 and 2013, respectively. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense for the next five years will be $41.5 million in 2013, $20.0 million in 2014 and approximately $10.0 million in each of 2015, 2016 and 2017. Other than changes related to foreign currency translation, there were no significant changes to goodwill during the three months ended March 31, 2013.

10.   Share-Based Compensation

        The Company's Net income (controlling interest) includes compensation expense of $5.0 million (net of income tax benefits of $3.1 million) and $5.5 million (net of income tax benefits of $3.4 million) for the three months ended March 31, 2012 and 2013, respectively, related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans. As of March 31, 2013, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $69.4 million over a weighted average period of approximately three years (assuming no forfeitures). As of March 31, 2013, no outstanding options have expiration dates prior to the end of 2013.

Stock Options

        The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2012	3.8	$74.04
Options exercised	(0.5)	65.30

Unexercised options outstanding—March 31, 2013	3.3	75.25	4.0

Exercisable at March 31, 2013	2.1	69.56	3.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

        The following table summarizes the transactions of the Company's restricted stock:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2012	0.4	$84.53
Units issued	(0.1)	85.63

Unvested units—March 31, 2013	0.3	84.49

Long-Term Equity Interests Plan

        During the three months ended March 31, 2013, no awards were granted, forfeited or repurchased.

11.   Affiliate Equity

        The Company recognized compensation expense related to Affiliate equity of $6.3 million ($2.2 million attributable to the controlling interest) and $8.3 million ($5.2 million attributable to the controlling interest) for the three months ended March 31, 2012 and 2013, respectively.

        The Company has a conditional right to call and holders of non-controlling interests have a conditional right to put their equity interests at certain intervals. The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance, as of December 31, 2012	$477.5
Issuance of Redeemable non-controlling interests	3.4
Repurchase of Redeemable non-controlling interests	(12.9)
Changes in redemption value	44.0

Balance, as of March 31, 2013	$512.0

        During the three months ended March 31, 2012 and 2013, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended March 31,
	2012	2013
Net income (controlling interest)	$37.4	$62.4
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(6.0)	(4.8)

Change from Net income (controlling interest) and net transfers with non-controlling interests	$31.4	$57.6

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Income Taxes

        The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended March 31,
	2012	2013
Controlling Interests:
Current tax	$8.0	$21.2
Intangible related deferred taxes	9.9	12.0
Other deferred taxes	2.9	0.9

Total controlling interests	20.8	34.1

Non-controlling Interests:
Current tax	$3.2	$3.6
Deferred taxes	0.6	(0.2)

Total non-controlling interests	3.8	3.4

Provision for income taxes	$24.6	$37.5

Income before income taxes (controlling interest)	$58.2	$96.5

Effective tax rate attributable to controlling interests(1)	35.7%	35.3%

(1)
Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

        The components of deferred tax assets and liabilities are as follows:

	December 31, 2012	March 31, 2013
Deferred Tax Assets
State net operating loss carryforwards	$23.9	$24.6
Deferred compensation	23.9	24.8
Foreign tax credit carryforwards	20.1	15.9
Tax benefit of uncertain tax positions	17.6	17.1
Accrued expenses	6.0	9.1
Capital loss carryforwards	1.5	1.5

Total deferred tax assets	93.0	93.0
Valuation allowance	(21.3)	(22.2)

Deferred tax assets, net of valuation allowance	71.7	70.8

Deferred Tax Liabilities
Intangible asset amortization	$(238.2)	$(246.8)
Convertible securities interest	(189.2)	(193.8)
Non-deductible intangible amortization	(120.1)	(113.4)
Deferred revenue	(18.5)	(17.5)
Other	(2.8)	(2.9)

Total deferred tax liabilities	(568.8)	(574.4)

Net deferred tax liability	$(497.1)	$(503.6)

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

        At March 31, 2013, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2013. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2013. The valuation allowances at December 31, 2012 and March 31, 2013 were principally related to the Company's projections of taxable income prior to the expiration of these state and federal carryforwards.

        As of March 31, 2013, the Company carried a liability for uncertain tax positions of $21.9 million, including $2.2 million for interest and related charges. At March 31, 2013 this liability also included $18.7 million for tax positions that, if recognized, would affect the Company's effective tax rate.

        The Company periodically has tax examinations in the United States and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.

13.   Earnings Per Share

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

	For the Three Months Ended March 31,
	2012	2013
Numerator
Net income (controlling interest)	$37.4	$62.4

Denominator
Average shares outstanding—basic	51.6	52.7
Effect of dilutive instruments:
Stock options and other awards	1.3	1.3
Forward equity sales	—	0.2

Average shares outstanding—diluted	52.9	54.2

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended March 31,
	2012	2013
Stock options and other awards	1.2	0.0
Senior convertible securities	3.6	3.6
Junior convertible trust preferred securities	4.2	4.2

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

14.   Comprehensive Income

        The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended March 31, 2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$14.4	$—	$14.4
Change in net realized and unrealized loss on derivative securities	(0.1)	0.0	(0.1)
Change in net unrealized gain on investment securities	14.3	(5.2)	9.1

Other comprehensive income	$28.6	$(5.2)	$23.4

	For the Three Months Ended March 31, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(22.8)	$—	$(22.8)
Change in net realized and unrealized gain on derivative securities	0.3	(0.1)	0.2
Change in net unrealized gain on investment securities	1.0	0.1	1.1

Other comprehensive loss	$(21.5)	$0.0	$(21.5)

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2012	$76.2	$(2.9)	$8.0	$81.3

Other comprehensive income before reclassifications	(22.8)	0.2	1.2	(21.4)
Amounts reclassified from other comprehensive income	—	—	(0.1)	(0.1)

Net other comprehensive income	(22.8)	0.2	1.1	(21.5)

Balance, as of March 31, 2013	$53.4	$(2.7)	$9.1	$59.8

15.   Segment Information

        Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships.

        Revenue in the Institutional distribution channel is earned from relationships with public and private client entities, including pension plans, foundations, endowments and sovereign wealth funds. Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically-registered investment products as well as non-institutional investment products that are registered abroad. Revenue in the High Net Worth distribution channel is earned from relationships with ultra-high net worth individuals, families and charitable foundations.

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

AFFILIATED MANAGERS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	Three Months Ended March 31, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$206.8	$175.7	$35.2	$417.7
Operating expenses:
Depreciation, intangible amortization and impairments	19.9	12.0	1.9	33.8
Other operating expenses	129.7	123.0	22.4	275.1

	149.6	135.0	24.3	308.9

Operating income	57.2	40.7	10.9	108.8

Income from equity method investments	10.5	2.6	1.4	14.5

Other non-operating (income) and expenses:
Investment and other income	(5.1)	(4.0)	(1.3)	(10.4)
Interest expense	10.9	6.0	1.7	18.6
Imputed interest and contingent payment arrangements	2.3	(5.1)	0.3	(2.5)

	8.1	(3.1)	0.7	5.7

Income before income taxes	59.6	46.4	11.6	117.6
Income taxes	11.8	10.6	2.2	24.6

Net income	47.8	35.8	9.4	93.0
Net income (non-controlling interests)	(28.9)	(21.1)	(5.6)	(55.6)

Net income (controlling interest)	$18.9	$14.7	$3.8	$37.4

	Three Months Ended March 31, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$223.8	$227.6	$50.8	$502.2
Operating expenses:
Depreciation, intangible amortization and impairments	19.6	13.6	3.2	36.4
Other operating expenses	140.6	145.3	29.4	315.3

	160.2	158.9	32.6	351.7

Operating income	63.6	68.7	18.2	150.5

Income from equity method investments	44.4	3.8	2.4	50.6

Other non-operating (income) and expenses:
Investment and other income	(2.4)	(1.9)	(0.2)	(4.5)
Interest expense	14.4	7.6	2.2	24.2
Imputed interest and contingent payment arrangements	4.4	9.2	0.6	14.2

	16.4	14.9	2.6	33.9

Income before income taxes	91.6	57.6	18.0	167.2
Income taxes	22.1	11.7	3.7	37.5

Net income	69.5	45.9	14.3	129.7
Net income (non-controlling interests)	(30.8)	(28.7)	(7.8)	(67.3)

Net income (controlling interest)	$38.7	$17.2	$6.5	$62.4

Total assets as of December 31, 2012	$3,176.5	$2,354.8	$655.8	$6,187.1
Total assets as of March 31, 2013	$2,953.3	$2,644.7	$627.1	$6,225.1

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

  •
  we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

  •
  those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

        As of March 31, 2013, we manage $462.5 billion in assets through our Affiliates across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. The following summarizes our operations in our three principal distribution channels.

  •
  In the Institutional distribution channel, we manage assets for large institutional investors world-wide including sovereign wealth funds, foundations, endowments, and retirement plans for corporations and municipalities.

  •
  In the Mutual Fund distribution channel, we provide advisory or sub-advisory services to mutual funds or other retail-oriented products. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

  •
  Through the High Net Worth distribution channel, we provide advisory services to ultra-high net worth individuals, families and charitable foundations. Direct services to these clients include customized investment counseling, investment management and fiduciary services.

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

Financial Results

        For the three months ended March 31, 2013, Net income (controlling interest) was $62.4 million, Earnings per share—diluted was $1.15, representing a 62% increase over the prior year, and Cash flow from operations was $202.2 million. For the three months ended March 31, 2012, Net income (controlling interest) was $37.4 million, Earnings per share—diluted was $0.71 and Cash flow from operations was $52.5 million.

        For the three months ended March 31, 2013, Economic net income was $124.2 million, Economic earnings per share was $2.27, representing a 44% increase over the prior year, and EBITDA was $175.0 million. For the three months ended March 31, 2012, Economic net income was $83.5 million,

Economic earnings per share was $1.58 and EBITDA was $114.1 million. Reconciliations of Net income to Economic net income and Cash flow from operations to EBITDA are included on pages 30 and 32, respectively.

        For the twelve months ended March 31, 2013, our assets under management increased 27% to $462.5 billion. The increase was the result of $37.5 billion from investment performance, $35.0 billion from organic growth from net client cash flows and $28.0 billion from our new investments in Veritable and Yacktman.

        The table below summarizes our financial highlights:

	For the Three Months Ended March 31,
(in millions, except as noted and per share data)	2012	2013	% Change
Assets under Management (in billions)	$363.9	$462.5	27%
Average assets under Management (in billions)	350.6	449.3	28%
Revenue	417.7	502.2	20%
EBITDA(1)	114.1	175.0	53%
Net income (controlling interest)	37.4	62.4	67%
Earnings per share—diluted	0.71	1.15	62%
Economic net income(2)	83.5	124.2	49%
Economic earnings per share(2)	1.58	2.27	44%

(1)
EBITDA, including a reconciliation to Cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 31.

(2)
Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 29.

Diversification of Assets under Management

        The following table provides information regarding the composition of our assets under management:

	December 31, 2012		March 31, 2013
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$279.5	65%	$296.3	64%
Alternative(2)	105.1	24%	112.6	24%
Fixed Income(3)(4)	47.2	11%	53.6	12%

Total	$431.8	100%	$462.5	100%

Geography(5)
Global	$228.0	53%	$242.4	52%
Domestic	152.5	35%	166.9	36%
Emerging Markets	51.3	12%	53.2	12%

Total	$431.8	100%	$462.5	100%

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

        During the three months ended March 31, 2013, on an asset class basis, we experienced organic growth from net client cash flows in Alternative of $6.0 billion, Equity of $4.7 billion and Fixed Income of $1.3 billion. On a geographic basis, our Global products benefited from net client cash flows of $8.6 billion and the Domestic and Emerging Markets products benefited from net client cash flows of $1.6 billion and $1.8 billion, respectively. Strong investment performance in the Domestic and Global geographic areas as well as across all asset classes also contributed to growth in the three months ended March 31, 2013.

Assets under Management by Operating Segment

        The following table presents our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels).

Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2012	$254.3	$121.9	$55.6	$431.8
Client cash inflows	10.9	12.1	3.2	26.2
Client cash outflows	(5.0)	(7.3)	(1.9)	(14.2)

Net client cash flows	5.9	4.8	1.3	12.0

Investment performance	8.9	8.0	2.4	19.3
Other(1)	(0.6)	—	—	(0.6)

March 31, 2013	$268.5	$134.7	$59.3	$462.5

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interest in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

        The net flows for the three months ended March 31, 2013 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.

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

	For the Three Months Ended March 31,
(in millions, except as noted)	2012	2013	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$220.0	$262.6	19%
Mutual Fund	91.1	129.1	42%
High Net Worth	39.5	57.6	46%

Total	$350.6	$449.3	28%

Consolidated Affiliates
Institutional	$152.8	$165.2	8%
Mutual Fund	76.1	104.4	37%
High Net Worth	28.8	46.9	63%

Total	$257.7	$316.5	23%

Revenue
Institutional	$206.8	$223.8	8%
Mutual Fund	175.7	227.6	30%
High Net Worth	35.2	50.8	44%

Total	$417.7	$502.2	20%

Net income (controlling interest)(1)
Institutional	$18.9	$38.7	105%
Mutual Fund	14.7	17.2	17%
High Net Worth	3.8	6.5	71%

Total	$37.4	$62.4	67%

EBITDA(2)
Institutional	$66.8	$104.1	56%
Mutual Fund	37.1	55.0	48%
High Net Worth	10.2	15.9	56%

Total	$114.1	$175.0	53%

(1)
During the three months ended March 31, 2012, we recognized a gain totaling $9.9 million ($5.0 million attributable to the controlling interest) related to certain of our contingent payment arrangements. The controlling interest portion of the gain was allocated $0.3 million and $4.7 million to our Institutional and Mutual Fund channels, respectively. During the three months ended March 31, 2013, we recognized a loss totaling $8.2 million (all of which was attributable to the controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $0.8 million and $7.4 million to our Institutional and Mutual Fund channels, respectively.

(2)
EBITDA, including a reconciliation to cash flow from operations, is discussed in "Supplemental Liquidity Measure" on page 31.

Results of Operations

        Our Affiliate investments are generally structured as revenue sharing arrangements. When we own a controlling interest, we consolidate the Affiliates' results. Our discussion of revenue and operating expenses relates to our consolidated Affiliates.

        When we hold a minority investment and are required to use the equity method of accounting, we do not consolidate the operating results of these firms (including their revenue). Our share of these firms' earnings (net of intangible amortization) is reported in Income from equity method investments and is discussed on page 27.

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

        Our revenue increased $84.5 million (or 20%) in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, our new Affiliate investments in 2012 and net client cash flows.

        Neither changes in the composition of our assets under management within or between our operating segments nor changes to our contractual fee rates had a significant impact on our results.

        The following discusses the changes in our revenue by operating segments.

  Institutional Distribution Channel

        Our revenue in the Institutional distribution channel increased $17.0 million (or 8%) in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.

  Mutual Fund Distribution Channel

        Our revenue in the Mutual Fund distribution channel increased $51.9 million (or 30%) in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, our new Affiliate investments in 2012 and net client cash flows.

  High Net Worth Distribution Channel

        Our revenue in the High Net Worth distribution channel increased $15.6 million (or 44%) in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from our new Affiliate investments in 2012, investment performance and net client cash flows. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.

Operating Expenses

        The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2012	2013
Compensation and related expenses	$181.1	$214.5	18%
Selling, general and administrative	85.0	92.3	9%
Intangible amortization and impairments	30.4	32.9	8%
Depreciation and other amortization	3.4	3.5	3%
Other operating expenses	9.0	8.5	(6)%

Total operating expenses	$308.9	$351.7	14%

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

        Compensation and related expenses increased $33.4 million (or 18%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was primarily a result of increases in Affiliate expenses from new Affiliate investments in 2012 of $14.5 million as well as from the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses.

        Selling, general and administrative expenses increased $7.3 million (or 9%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was primarily a result of increases in Affiliate expenses from new Affiliate investments in 2012.

        Intangible amortization and impairments increased $2.5 million (or 8%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was principally attributable to increases in definite-lived intangible assets resulting from new Affiliate investments in 2012.

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

	For the Three Months Ended March 31,
(in millions)	2012	2013	% Change
Income from equity method investments	$14.5	$50.6	249%

        Income from equity method Affiliates increased $36.1 million (or 249%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was the result of increases in revenue, including the early realization of performance fees, as well as our additional investment in BlueMountain during 2012.

Other Income Statement Data

        The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(in millions)	2012	2013	% Change
Investment and other income	$10.4	$4.5	(57)%
Interest expense	18.6	24.2	30%
Imputed interest expense and contingent payment arrangements	(2.5)	14.2	n.m. (1)
Income tax expense	24.6	37.5	52%

(1)
Percentage change is not meaningful.

        Investment and other income decreased $5.9 (or 57%) million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, principally as a result of a decrease in Affiliate investment earnings.

        Interest expense increased $5.6 million (or 30%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was primarily as a result of the issuance of the 6.375% Senior Notes due in 2042 (the "2042 senior notes") and the 5.25% Senior Notes due in 2022 (the "2022 senior notes") in the second half of 2012.

        Imputed interest expense and contingent payment arrangements consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities, as well as the accretion and revaluation of our contingent payment arrangements. Imputed interest expense and contingent payment arrangements increased $16.7 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was primarily a result of an $8.2 million loss on the revaluation of our contingent payment arrangements as compared to a $9.9 million gain on the revaluation of our contingent payment arrangements in the three months ended March 31, 2012.

        Income taxes increased $12.9 million (or 52%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, principally from an increase to pre-tax earnings.

Net Income

        The following table summarizes Net income:

	For the Three Months Ended March 31,
(in millions)	2012	2013	% Change
Net income	$93.0	$129.7	39%
Net income (non-controlling interests)	55.6	67.3	21%
Net income (controlling interest)	37.4	62.4	67%

        Net income (non-controlling interests) increased $11.7 million (or 21%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily as a result of the previously discussed increases in revenue and expenses.

        Net income (controlling interest) increased $25.0 million (or 67%) in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily as a result of the previously discussed increases in revenue and expenses.

Supplemental Performance Measures

        As supplemental information, we provide non-GAAP performance measures that we refer to as Economic net income and Economic earnings per share. We consider Economic net income an important measure of our financial performance, as we believe it best represents our operating performance before non-cash expenses relating to our acquisition of interests in our affiliated investment management firms. Economic net income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net income (controlling interest) and Earnings per share. Economic net income and Economic earnings per share are not liquidity measures and should not be used in place of any liquidity measure calculated under accounting principles generally accepted in the U.S. ("GAAP").

        Under our Economic net income definition, we add to Net income (controlling interest) amortization (including equity method amortization) and impairments, deferred taxes related to intangible assets, non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expense. We add back amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.

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

        The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

	For the Three Months Ended March 31,
(in millions, except per share data)	2012	2013
Net income (controlling interest)	$37.4	$62.4
Intangible amortization and impairments(1)	35.0	38.4
Intangible-related deferred taxes	9.9	12.0
Imputed interest and contingent payment arrangements(2)	0.6	9.1
Affiliate equity expense	0.6	2.3

Economic net income	$83.5	$124.2

Average shares outstanding—diluted	52.9	54.2
Dilutive impact of senior convertible securities shares	—	0.5

Average shares outstanding—adjusted diluted	52.9	54.7

Economic earnings per share	$1.58	$2.27

(1)
Our reported intangible amortization includes amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. Further, for our equity method Affiliates, we do not separately report revenue or expenses (including intangible amortization) in our income statement. Our share of these Affiliates' amortization is reported in Income from equity method investments.

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2012	2013
Reported Intangible amortization and impairments	$30.4	$32.9
Equity method amortization	8.2	10.4
Intangible amortization—non-controlling interests	(3.6)	(4.9)

	$35.0	$38.4

(2)
Our reported Imputed interest expense and contingent payment arrangements, $(2.5) million and $14.2 million for the three months ended March 31, 2012 and 2013, respectively, includes $(3.5) million of imputed interest attributable to our non-controlling interests for the three months ended March 31, 2012, an amount not added back to Net income (controlling interest) to measure our Economic net income. No imputed interest expense was attributable to our non-controlling interests in the three months ended March 31, 2013.

Liquidity and Capital Resources

        The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2012	March 31, 2013
Balance Sheet Data
Cash and cash equivalents	$430.4	$335.0
Senior bank debt	325.0	150.0
Senior notes	340.0	340.0
Senior convertible securities	450.1	454.0
Junior convertible trust preferred securities	515.5	516.3

	For the Three Months Ended March 31,
(in millions)	2012	2013
Cash Flow Data
Operating cash flow	$52.5	$202.2
Investing cash flow	2.1	(7.0)
Financing cash flow	(113.2)	(285.7)
EBITDA(1)	114.1	175.0

(1)
The definition of EBITDA is presented under "Supplemental Liquidity Measure".

        We view our ratio of debt to EBITDA (our "internal leverage ratio") as an important gauge of our ability to service debt, make new investments and access additional capital. Consistent with industry practice, we do not consider junior convertible trust preferred securities as debt for the purpose of determining our internal leverage ratio. We also view our leverage on a "net debt" basis by deducting from our debt balance holding company cash. At March 31, 2013, our internal leverage ratio was 1.2:1.

        Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The calculation of our bank leverage ratio is generally consistent with our internal leverage ratio approach. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of March 31, 2013, our actual bank leverage and bank interest coverage ratios were 1.5 and 8.5, respectively, and we were in compliance with all terms of our credit facility. We have $825.0 million of remaining capacity under our credit facility, and could borrow all such capacity and remain in compliance with our credit facility.

        We are rated BBB- by both Standard & Poor's and Fitch rating agencies. With the exception of a modest increase in the borrowing rate under our credit facility (0.50%), a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).

        In April 2013, we entered into a new credit facility as described in "Senior Bank Debt" on page 33.

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

        The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended March 31,
(in millions)	2012	2013
Cash flow from operating activities	$52.5	$202.2
Interest expense, net of non-cash items(1)	16.8	21.7
Current tax provision	8.0	21.2
Income from equity method investments, net of distributions(2)	(14.1)	(32.9)
Net income (non-controlling interests)	(55.6)	(67.3)
Changes in assets and liabilities	114.1	52.2
Other non-cash adjustments(3)	(7.6)	(22.1)

EBITDA	$114.1	$175.0

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements of $(0.7) million and $16.7 million for the three months ended March 31, 2012 and 2013, respectively.

(2)
Distributions from equity method investments were $36.8 million and $93.9 million for the three months ended March 31, 2012 and 2013, respectively.

(3)
Other non-cash adjustments include share-based compensation expense, tax benefits from stock options and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.

        In the three months ended March 31, 2013, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash were to repay senior bank debt, make distributions to Affiliate partners, settle contingent payment obligations and repay our other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, settlement of contingent payment arrangements, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes.

        The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of March 31, 2013:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$150.0	2016	(1)
Senior notes	340.0	2022/2042	(2)
Senior convertibles securities	460.0	2038	(3)
Junior convertible trust preferred securities	730.8	2036/2037	(4)

(1)
Settled in cash. In April 2013, we entered into a new credit facility as described in "Senior Bank Debt" on page 33.

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

Senior Bank Debt

        We entered into a $1.25 billion senior unsecured revolving credit facility in April 2013 (the "new credit facility"), the principal terms of which are similar to our previous senior unsecured revolving credit facility. The new credit facility matures in April 2018. As of April 30, 2013, the current outstanding balance under the new credit facility is $100.0 million.

        The new credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

Senior Notes

        At March 31, 2013, we have two senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2042 Senior Notes
Issue date	October 2012	August 2012
Maturity date	October 2022	August 2042
Potential Call Date	October 2015	August 2017
Par value (in millions)	$140.0	$200.0
Call Price	At Par	At Par
Stated coupon	5.25%	6.375%
Coupon frequency	Quarterly	Quarterly

Convertible Securities

        At March 31, 2013, we have one senior convertible security outstanding ("2008 senior convertible notes") and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes(1)	2007 Junior Convertible Trust Preferred Securities(2)	2006 Junior Convertible Trust Preferred Securities(3)
Issue date	August 2008	October 2007	April 2006
Maturity date	August 2038	October 2037	April 2036
Next potential put date	August 2013	N/A	N/A
Par value (in millions)	$460.0	$430.8	$300.0
Carrying value (in millions)(4)	454.0	299.9	216.4
Denomination	1,000	50	50
Current conversion rate	7.959	0.250	0.333
Current conversion price	$125.65	$200.00	$150.00
Stated coupon	3.95%	5.15%	5.10%
Coupon frequency	Semi-annually	Quarterly	Quarterly
Tax deduction rate(5)	9.38%	8.00%	7.50%

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

(5)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $26.7 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities.

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

        We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of March 31, 2013, the unrealized loss on these contracts was $3.7 million.

Forward Equity Sale Agreement

        In 2012, we amended our forward equity agreement to increase the amount of shares of common stock we may sell to an aggregate of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. All contracts remain outstanding. We have the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. No additional forward equity sale activity occurred during the three months ended March 31, 2013.

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

        Our current redemption value for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50.0 million of Affiliate equity during 2013, and, in such event, will own the cash flow associated with any equity repurchased.

Operating Cash Flow

        Cash flow from operations generally represents Net income adjusted for cash distributions from equity method investments, non-cash charges for intangible amortization and impairments, deferred taxes, imputed interest expense and contingent payment arrangements, share-based compensation, as well as increases and decreases in our consolidated working capital.

        The increase in cash flows from operations in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 resulted principally from an increase in net income as adjusted for distributions from equity method investments and non-cash charges ($87.8 million), as well as increases in the collections of investment advisory fees receivable ($16.2 million) and decreases in the settlements of accounts payable and accrued liabilities ($36.4 million).

Investing Cash Flow

        Net cash flow used in investing activities increased $9.1 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This was primarily the result of an increase in purchases of fixed assets ($3.3 million) and an increase in net purchases of investment securities ($5.8 million) in the three months ended March 31, 2013.

Financing Cash Flow

        Net cash flow used in financing activities increased $172.5 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This was primarily a result of the net repayment of senior bank debt ($175.0 million), an increase in distributions to non-controlling interests ($43.4 million) and an increase in note and contingent payments ($37.6 million). These increases in cash outflows were partially offset by an increase in inflows related to Affiliate equity issuances and repurchases ($32.7 million) and a decrease in repurchases of common stock ($32.7 million).

        Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $7.5 million and $3.5 million as of March 31, 2013 and 2012, respectively.

        Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $467.8 million through 2017. In 2013, we expect to make total payments of approximately $2.8 million to settle portions of these contingent arrangements. In addition, we expect to repurchase approximately $50.0 million of Affiliate equity during 2013.

        Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.3 million. The timing and amount of repurchases are determined at the discretion of management. There was no share purchase activity during the three months ended March 31, 2013.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of March 31, 2013. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Contractual Obligations
Senior bank debt	$150.0	$—	$46.9	$103.1	$—
Senior convertible securities(1)	923.3	9.1	36.3	36.3	841.6
Junior convertible trust preferred securities	1,625.0	27.7	74.1	74.1	1,449.1
Senior notes	791.0	15.1	40.2	40.2	695.5
Leases	174.2	20.7	51.4	35.8	66.3
Other liabilities(2)	37.3	23.0	—	—	14.3
Derivative instruments	5.4	1.3	3.2	0.9	—

Total contractual obligations	$3,706.2	$96.9	$252.1	$290.4	$3,066.8

Contingent Obligations
Contingent payment obligations(3)	$215.7	$2.8	$64.8	$148.1	$—

(1)
Holders of the 2008 senior convertible notes may put interests of up to $460.0 million in August 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $21.9 million and $73.3 million as of March 31, 2013, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments related to investments in Affiliates disclosed in the table represents our expected settlement amounts. The maximum settlement amount through 2013 is approximately $164.3 million and $303.5 million in periods thereafter.

Recent Accounting Developments

        In February 2013, the Financial Accounting Standards Board issued an update to the guidance for reporting reclassifications out of accumulated other comprehensive income. The new guidance requires companies to present the impact of amounts reclassified from accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for interim and fiscal periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013. Adoption of this new guidance did not have a significant impact on our Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2013. Please refer to Item 7A in our 2012 Annual Report on Form 10-K.

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

  (b)
  None.

  (c)
  Purchases of Equity Securities by the Issuer.

        In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. There was no share repurchase activity during the three months ended March 31, 2013. As of March 31, 2013, approximately 2.3 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.    Exhibits

        The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 7, 2013	/s/ JAY C. HORGEN Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit Agreement dated as of April 30, 2013 among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 30, 2013).
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended March 31, 2013 and 2012, (ii) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) the Consolidated Statement of Equity for the three month period ended March 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements.

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