Form 10-Q
period 2013-06-30
AFFILIATED MANAGERS GROUP INC
filed 2013-08-06
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-13459

Affiliated Managers Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3218510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
600 Hale Street, P.O. Box 1000, Prides Crossing, Massachusetts 01965
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
There were 52,852,201 shares of the registrant's common stock outstanding on August 2, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Revenue	$429.6	$541.0	$847.2	$1,043.3
Operating expenses:
Compensation and related expenses	188.1	235.4	369.2	450.0
Selling, general and administrative	88.8	99.5	173.8	191.8
Intangible amortization and impairments	114.7	32.6	145.1	65.5
Depreciation and other amortization	3.6	3.3	7.1	6.9
Other operating expenses	9.4	8.8	18.2	17.2
	404.6	379.6	713.4	731.4
Operating income	25.0	161.4	133.8	311.9
Income from equity method investments	13.4	36.2	27.9	86.9
Other non-operating (income) and expenses:
Investment and other income	(3.0)	(7.5)	(13.4)	(12.0)
Interest expense	18.5	24.3	37.1	48.5
Imputed interest and contingent payment arrangements	(40.0)	8.4	(42.5)	22.6
	(24.5)	25.2	(18.8)	59.1
Income before income taxes	62.9	172.4	180.5	339.7
Income taxes	2.0	38.2	26.6	75.7
Net income	60.9	134.2	153.9	264.0
Net income (non-controlling interests)	(54.3)	(69.5)	(109.9)	(136.9)
Net income (controlling interest)	$6.6	$64.7	$44.0	$127.1
Average shares outstanding—basic	51.4	53.1	51.5	52.9
Average shares outstanding—diluted	52.7	54.6	52.8	54.4
Earnings per share—basic	$0.13	$1.22	$0.85	$2.40
Earnings per share—diluted	$0.12	$1.18	$0.83	$2.33
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Net income	$60.9	$134.2	$153.9	$264.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(9.9)	(9.7)	4.5	(32.5)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.5)	0.6	(0.6)	0.8
Change in net unrealized loss on investment securities, net of tax	(11.4)	(11.3)	(2.3)	(10.2)
Other comprehensive income (loss)	(21.8)	(20.4)	1.6	(41.9)
Comprehensive income	39.1	113.8	155.5	222.1
Comprehensive income (non-controlling interests)	(54.1)	(68.5)	(111.4)	(135.5)
Comprehensive income (loss) (controlling interest)	$(15.0)	$45.3	$44.1	$86.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$430.4	$413.8
Investment advisory fees receivable	255.5	275.4
Investments in marketable securities	128.9	120.1
Unsettled fund shares receivable	40.1	104.3
Prepaid expenses and other current assets	57.4	59.3
Total current assets	912.3	972.9
Fixed assets, net	81.5	84.1
Equity method investments in Affiliates	1,031.3	964.6
Acquired client relationships, net	1,585.5	1,502.3
Goodwill	2,355.2	2,334.7
Other assets	221.3	214.1
Total assets	$6,187.1	$6,072.7
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$324.7	$287.0
Unsettled fund shares payable	39.8	107.1
Payables to related party	11.3	29.6
Total current liabilities	375.8	423.7
Senior bank debt	325.0	100.0
Senior notes	340.0	340.0
Senior convertible securities	450.1	404.8
Junior convertible trust preferred securities	515.5	517.1
Deferred income taxes	497.1	505.8
Other long-term liabilities	164.7	169.1
Total liabilities	2,668.2	2,460.5
Redeemable non-controlling interests	477.5	519.8
Equity:
Common stock	0.5	0.5
Additional paid-in capital	868.5	781.5
Accumulated other comprehensive income	79.1	38.6
Retained earnings	1,350.7	1,477.8
	2,298.8	2,298.4
Less treasury stock, at cost	(214.6)	(143.6)
Total stockholders' equity	2,084.2	2,154.8
Non-controlling interests	957.2	937.6
Total equity	3,041.4	3,092.4
Total liabilities and equity	$6,187.1	$6,072.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2012	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Stock issued under option and other incentive plans	—	(36.5)	—	—	71.0	—	34.5
Tax benefit of option exercises	—	11.0	—	—	—	—	11.0
Changes in the value of Affiliate equity and other	—	(71.6)	—	—	—	24.2	(47.4)
Share-based payment arrangements	—	20.1	—	—	—	—	20.1
Repurchase of senior convertible securities	—	(10.0)	—	—	—	—	(10.0)
Distributions to non-controlling interests	—	—	—	—	—	(179.3)	(179.3)
Net income	—	—	—	127.1	—	136.9	264.0
Other comprehensive loss	—	—	(40.5)	—	—	(1.4)	(41.9)
June 30, 2013	$0.5	$781.5	$38.6	$1,477.8	$(143.6)	$937.6	$3,092.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Cash flow from operating activities:
Net income	$60.9	$134.2	$153.9	$264.0
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	114.7	32.6	145.1	65.5
Amortization of issuance costs	1.8	3.2	3.7	5.7
Depreciation and other amortization	3.6	3.3	7.1	6.9
Deferred income tax provision	(15.5)	16.1	(2.0)	28.8
Imputed interest and contingent payment arrangements	(40.0)	8.4	(42.5)	22.6
Income from equity method investments, net of amortization	(13.4)	(36.2)	(27.9)	(86.9)
Distributions received from equity method investments	21.8	52.5	58.6	146.4
Tax benefit from exercise of stock options	0.3	0.2	0.7	0.8
Share-based compensation	7.9	8.8	16.1	17.7
Affiliate equity expense	4.9	3.2	7.1	8.4
Other adjustments	5.4	7.6	(0.6)	8.5
Changes in assets and liabilities:
Increase in investment advisory fees receivable	(11.2)	(17.9)	(23.7)	(14.2)
(Increase) decrease in prepaids and other current assets	—	0.8	(9.1)	(6.7)
(Increase) decrease in other assets	(0.4)	0.2	(0.9)	0.1
(Increase) decrease in unsettled fund shares receivable	35.5	171.8	(9.7)	(66.6)
Increase (decrease) in unsettled fund shares payable	(35.3)	(172.4)	6.3	69.6
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	42.4	46.3	(46.2)	(5.8)
Cash flow from operating activities	183.4	262.7	236.0	464.8
Cash flow used in investing activities:
Investments in Affiliates	(405.3)	—	(405.3)	—
Purchase of fixed assets	(3.7)	(4.3)	(5.0)	(8.9)
Purchase of investment securities	(1.6)	(2.0)	(11.1)	(4.6)
Sale of investment securities	14.6	3.5	27.5	3.7
Cash flow used in investing activities	(396.0)	(2.8)	(393.9)	(9.8)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	195.0	100.0	195.0	120.0
Repayments of senior bank debt	—	(150.0)	—	(345.0)
Repurchase of senior convertible securities	—	(69.0)	—	(69.0)
Issuance of common stock	7.3	6.8	22.4	36.0
Repurchase of common stock	(28.2)	—	(60.9)	—
Issuance costs	—	(7.2)	—	(7.2)
Excess tax benefit from exercise of stock options	1.3	2.7	4.8	10.2
Note and contingent payments	(0.2)	1.3	(0.5)	(36.6)
Distributions to non-controlling interests	(37.6)	(54.0)	(119.6)	(179.3)
Affiliate equity issuances and repurchases	(6.1)	(11.0)	(23.0)	4.9
Cash flow from (used in) financing activities	131.5	(180.4)	18.2	(466.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.6)	(0.7)	1.2	(5.6)
Net increase (decrease) in cash and cash equivalents	(82.7)	78.8	(138.5)	(16.6)
Cash and cash equivalents at beginning of period	393.7	335.0	449.5	430.4
Cash and cash equivalents at end of period	$311.0	$413.8	$311.0	$413.8
Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$2.0	$—	$3.0	$—
Payables recorded for Affiliate equity purchases	2.4	12.2	13.6	21.2
Payables recorded under contingent payment arrangements	24.8	—	24.8	—
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
In February 2013, the Financial Accounting Standards Board issued an update to the guidance for reporting reclassifications out of accumulated other comprehensive income. The new guidance requires companies to present the impact of significant amounts reclassified from accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for interim and fiscal periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013. Adoption of this new guidance did not have a significant impact on the Company's Consolidated Financial Statements.
In June 2013, the Financial Accounting Standards Board issued an update to the guidance for determining whether a public or private company is an investment company. The new guidance clarifies the characteristics of an investment company and amends certain disclosure and measurement requirements. The new guidance is effective for interim and fiscal periods beginning after December 15, 2013 (early application is prohibited). The Company is evaluating the impact of this guidance and does not expect it to have a significant impact on the Company's Consolidated Financial Statements.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2012 and June 30, 2013 were $128.9 million and $120.1 million, respectively. These investments are comprised of the Company's investments in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.
The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2012 and June 30, 2013:

	Available-for-Sale		Trading
	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013
Cost	$103.2	$102.8	$10.3	$18.1
Unrealized Gains	15.3	4.1	6.5	2.4
Unrealized Losses	(3.2)	(7.3)	(3.2)	—
Fair Value	$115.3	$99.6	$13.6	$20.5
During the second quarter of 2013, the Company's investment in Value Partners declined, resulting in an unrealized loss at June 30, 2013. The Company intends to hold this investment for a reasonable period of time sufficient for a forecasted recovery.
The following is a summary of the Company's realized gains and losses on investments classified as available-for-sale and trading:

	Available-for-Sale				Trading
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013	2012	2013	2012	2013
Gains	$—	$1.9	$—	$2.1	$0.1	$0.3	$0.6	$0.4
Losses	—	—	—	—	—	—	(0.3)	—
Net realized gains	$—	$1.9	$—	$2.1	$0.1	$0.3	$0.3	$0.4

4.	Variable Interest Entities
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
The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2012		June 30, 2013
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$7,186.9	$0.8	$7,511.8	$1.6
Trust preferred vehicles	9.0	9.0	9.0	9.0

5.	Long-Term Debt
Senior Bank Debt
The Company entered into a $1.25 billion senior unsecured revolving credit facility in April 2013 (the "credit facility") which matures in April 2018. As of June 30, 2013, the current outstanding balance under the credit facility is $100.0 million.
The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.
Convertible Securities
In the second quarter of 2013, the Company repurchased an aggregate of $53.4 million principal amount outstanding of its 3.95% senior convertible notes due 2038 ("2008 senior convertible notes").
In July 2013, the Company repurchased an additional $26.1 million principal amount outstanding and subsequently called the outstanding 2008 senior convertible notes for redemption on August 15, 2013. In lieu of redemption, holders of the 2008 senior convertible notes may convert their securities at any time before the close of business on August 14, 2013. The conversion rate is 7.9586 shares of Company common stock per $1,000 principal amount of 2008 senior convertible notes. The Company may elect to settle such conversions in cash or common stock (or a combination thereof). Pursuant to its call and prior repurchases, all of the Company's 2008 senior convertible notes will be canceled and retired.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Derivative Financial Instruments
From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements by entering into interest rate hedging contracts.
The following summarizes the amount of derivative instrument gains and losses reported in the Consolidated Statements of Comprehensive Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Cash Flow Hedges	2012	2013	2012	2013
Interest rate swaps	$(0.8)	$1.0	$(0.9)	$1.3
The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

Cash Flow Hedges	December 31, 2012	June 30, 2013
Interest rate swaps(1)	$(4.0)	$(2.7)
___________________________________________________________

(1)	Presented within Other long-term liabilities.
The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of June 30, 2013, the Company had posted collateral of $4.0 million related to its interest rate swap contracts.
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
In connection with a past acquisition agreement, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of June 30, 2013, these commitments totaled approximately $71.3 million and may be called in future periods. The Company is contractually entitled to reimbursement from the prior owner for $32.7 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $465.0 million through 2017. As of June 30, 2013, the Company expects to make payments of $217.0 million (none in 2013) to settle these contingent obligations, including $142.0 million related to the Company's equity method investments. The net present value of the expected payments for consolidated Affiliates totals $44.3 million as of June 30, 2013.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2012
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$13.5	$13.5	$—	$—
Investments in marketable securities(1)
Trading securities	13.6	13.6	—	—
Available-for-sale securities	115.3	115.3	—	—
Other investments(2)	155.4	15.7	20.8	118.9
Financial Liabilities
Contingent payment arrangements(3)	$31.0	$—	$—	$31.0
Obligations to related parties(4)	77.8	—	—	77.8
Interest rate derivatives(5)	4.0	—	4.0	—

		Fair Value Measurements
	June 30, 2013
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$20.4	$20.4	$—	$—
Investments in marketable securities(1)
Trading securities	20.5	20.5	—	—
Available-for-sale securities	99.6	99.6	—	—
Other investments(2)	152.8	11.7	16.7	124.4
Financial Liabilities
Contingent payment arrangements(3)	$44.3	$—	$—	$44.3
Obligations to related parties(4)	96.6	—	—	96.6
Interest rate derivatives(5)	2.7	—	2.7	—
___________________________________________________________

(1)	Principally investments in equity securities.

(2)	Other investments are reported within Prepaid expenses and other current assets and Other assets.

(3)	Net present value of expected payments under contingent payment arrangements are reported in Accounts payable and accrued liabilities and Other long-term liabilities.

(4)	Obligations to related parties are presented within Payables to related party and Other long-term liabilities.

(5)	Interest rate derivatives are presented within Other long-term liabilities.
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
The following table presents certain quantitative information about the significant unobservable inputs used in valuing our Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2012	Range at December 31, 2012	Fair Value at June 30, 2013	Range at June 30, 2013
Contingent payment arrangements	Discounted cash flow	Growth rates	$31.0	6.0% – 12.0%	$44.3	2.4% – 11.0%
		Discount rates		14.0% – 18.0%		14.0% – 18.0%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	9.4	(10.0)% – 17.0%	27.4	4.7% – 9.0%
		Discount rates		15.0% – 24.0%		15.0% – 17.0%
The following table presents the changes in Level 3 financial assets and financial liabilities for the three and six months ended June 30, 2012 and 2013:

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended June 30, 2012	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$107.5	$(0.9)	(1)	$3.6	(1)	$5.2	$(2.4)	$—	$113.0
Contingent payment arrangements	83.1	—		(45.4)	(2)	24.8	—	—	62.5
Obligations to related parties	77.6	0.7	(3)	(0.2)	(3)	6.0	(4.6)	—	79.5

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Three Months Ended June 30, 2013	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$121.9	$(0.9)	(1)	$3.9	(1)	$2.8	$(3.3)	$—	$124.4
Contingent payment arrangements	40.5	—		3.8	(2)	—	—	—	44.3
Obligations to related parties	90.7	0.6	(3)	0.6	(3)	16.9	(12.2)	—	96.6

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Six Months Ended June 30, 2012	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$103.4	$(1.7)	(1)	$6.1	(1)	$10.0	$(4.8)	$—	$113.0
Contingent payment arrangements	87.1	—		(49.4)	(2)	24.8	—	—	62.5
Obligations to related parties	92.0	0.5	(3)	0.8	(3)	20.3	(34.1)	—	79.5

	Level 3 Financial Assets and Financial Liabilities at Fair Value
Six Months Ended June 30, 2013	Balance, beginning of period	Net realized gains/losses		Net unrealized gains/losses relating to instruments still held at the reporting date		Purchases and issuances	Settlements and reductions	Net transfers in and/or out of Level 3	Balance, end of period
Other investments	$118.9	$(1.4)	(1)	$6.4	(1)	$7.7	$(7.2)	$—	$124.4
Contingent payment arrangements	31.0	—		13.3	(2)	—	—	—	44.3
Obligations to related parties	77.8	2.0	(3)	0.2	(3)	32.0	(15.4)	—	96.6
___________________________________________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

(2)
Accretion and changes to payment estimates under the Company's contingent payment arrangements are recorded in Imputed interest and contingent payment arrangements and foreign currency translation adjustments related to such arrangements are recorded as Other comprehensive income.

(3)
Gains and losses associated with agreements to repurchase Affiliate equity are recorded in Imputed interest and contingent payment arrangements. Gains and losses related to liabilities offsetting certain investments are recorded in Investment and other income.

It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities in the three and six months ended June 30, 2013. During the three months ended June 30, 2012, no financial assets were transferred from Level 1 to Level 2. During the six months ended June 30, 2012, financial assets valued at $2.0 million were transferred from Level 1 to Level 2.
The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2012 and June 30, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012		June 30, 2013
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$118.9	$75.4	$124.4	$71.3
Other funds(2)	68.9	—	73.1	—
	$187.8	$75.4	$197.5	$71.3
___________________________________________________________

(1)
These funds primarily invest in a broad range of private equity funds, as well as making direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds.

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies including long/short equity, credit and real estate. Investments are generally redeemable on a daily or quarterly basis.

There are no current plans to sell any of these investments.
The carrying amount of cash, cash equivalents, advisory fees receivable, short-term investments and accounts payable and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The fair market value of the senior notes at December 31, 2012 and June 30, 2013 were $351.8 million and $343.1 million, respectively. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at December 31, 2012 were $510.6 million and $719.9 million, respectively. The fair market value of the 2008 senior convertible notes and the junior convertible trust preferred securities at June 30, 2013 were $531.4 million and $852.3 million, respectively. The senior bank debt, senior notes, 2008 senior convertible notes and junior convertible trust preferred securities are classified as Level 2 because the fair value was determined utilizing market quotes in non-active markets.

9.	Intangible Assets
Consolidated Affiliates
The intangible assets of our consolidated Affiliates consist of definite and indefinite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2013, these relationships were being amortized over a weighted average life of approximately eleven years. The Company recognized amortization expense and a reduction in the carrying value of an indefinite-lived asset at one of its Affiliates of $114.7 million and $145.1 million, respectively for the three and six months ended June 30, 2012 as compared to $32.6 million and $65.5 million, respectively for the three and six months ended June 30, 2013. The Company estimates that its consolidated annual amortization expense will be approximately $100.0 million for each of the next five years, assuming no additional investments in new or existing Affiliates. Other than changes related to foreign currency translation, there were no significant changes to goodwill or indefinite-lived acquired client relationships during the three and six months ended June 30, 2013.
Equity Method Investments in Affiliates
The intangible assets at our equity method Affiliates consist of definite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2013, these relationships were being amortized over a weighted average life of approximately nine years. The Company recognized amortization expense for these relationships of $8.2 million and $16.3 million, respectively for three and six months ended June 30, 2012 as compared to $10.3 million and $20.7 million, respectively for the three and six months ended June 30, 2013. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense for the next five years will be $41.5 million in 2013, $20.0 million in 2014 and approximately $10.0 million in each of 2015, 2016 and 2017. Other than changes related to foreign currency translation, there were no significant changes to goodwill during the three and six months ended June 30, 2013.

10.	Share-Based Compensation
The Company's Net income (controlling interest) for the three and six months ended June 30, 2012 includes compensation expense of $4.9 million and $9.9 million, respectively (net of income tax benefits of $3.0 million and $6.1 million, respectively) related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans as compared to compensation expense of $5.4 million and $10.9 million, respectively (net of

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax benefits of $3.4 million and $6.8 million, respectively) for the three and six months ended June 30, 2013. As of June 30, 2013, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $60.6 million over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2012	3.8	$74.04
Options exercised	(0.6)	64.13
Unexercised options outstanding—June 30, 2013	3.2	75.81	3.8
Exercisable at June 30, 2013	2.0	70.21	3.4
Restricted Stock
The following table summarizes the transactions of the Company's restricted stock:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2012	0.4	$84.53
Units issued	(0.1)	85.63
Unvested units—June 30, 2013	0.3	84.49
Long-Term Equity Interests Plan
During the three and six months ended June 30, 2013, the Company repurchased $3.2 million of these awards, and no awards were granted or forfeited.

11.	Affiliate Equity
The Company recognized compensation expense related to Affiliate equity of $8.8 million and $15.1 million, respectively ($4.8 million and $7.0 million attributable to the controlling interest) for the three and six months ended June 30, 2012 as compared to $9.1 million and $17.5 million, respectively ($3.2 million and $8.4 million attributable to the controlling interest) for the three and six months ended June 30, 2013.
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

Balance, as of December 31, 2012	$477.5
Issuance of Redeemable non-controlling interests	3.4
Repurchase of Redeemable non-controlling interests	(28.7)
Changes in redemption value	67.6
Balance, as of June 30, 2013	$519.8
During the three and six months ended June 30, 2012 and 2013, the Company acquired interests from and transferred interests to Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Net income (controlling interest)	$6.6	$64.7	$44.0	$127.1
Decrease in controlling interest paid-in capital from purchases and sales of Affiliate equity	(2.6)	(19.3)	(8.6)	(24.1)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$4.0	$45.4	$35.4	$103.0

12.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Controlling Interests:
Current tax	$14.3	$19.8	$22.3	$41.0
Intangible-related deferred taxes	(21.5)	12.3	(11.6)	24.3
Other deferred taxes	3.3	4.0	6.2	4.8
Total controlling interests	(3.9)	36.1	16.9	70.1
Non-controlling Interests:
Current tax	$3.2	$2.3	$6.3	$5.9
Deferred taxes	2.7	(0.2)	3.4	(0.3)
Total non-controlling interests	5.9	2.1	9.7	5.6
Provision for income taxes	$2.0	$38.2	$26.6	$75.7
Income before income taxes (controlling interest)	$2.7	$100.8	$60.9	$197.2
Effective tax rate attributable to controlling interests(1)	(144.4)%	35.8%	27.8%	35.5%
___________________________________________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
The components of deferred tax assets and liabilities are as follows:

	December 31, 2012	June 30, 2013
Deferred Tax Assets
State net operating loss carryforwards	$23.9	$26.5
Deferred compensation	23.9	25.6
Foreign tax credit carryforwards	20.1	8.9
Tax benefit of uncertain tax positions	17.6	16.6
Accrued expenses	6.0	10.5
Capital loss carryforwards	1.5	1.5
Total deferred tax assets	93.0	89.6
Valuation allowance	(21.3)	(23.2)
Deferred tax assets, net of valuation allowance	71.7	66.4
Deferred Tax Liabilities
Intangible asset amortization	$(238.2)	$(254.9)
Convertible securities interest	(189.2)	(191.8)
Non-deductible intangible amortization	(120.1)	(111.7)
Deferred revenue	(18.5)	(11.0)
Other	(2.8)	(2.8)
Total deferred tax liabilities	(568.8)	(572.2)
Net deferred tax liability	$(497.1)	$(505.8)
Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's 2008 senior convertible notes and junior convertible trust preferred securities also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes. In the three months ended June 30, 2013, $5.7 million of deferred tax liabilities were reclassified to stockholders' equity related to the repurchase of the 2008 senior convertible notes.
At June 30, 2013, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2013. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2013. The valuation allowances at December 31, 2012 and June 30, 2013 were principally related to the Company's projections of taxable income prior to the expiration of these state and federal carryforwards.
As of June 30, 2013, the Company carried a liability for uncertain tax positions of $21.1 million, including $2.1 million for interest and related charges. At June 30, 2013 this liability also included $17.8 million for tax positions that, if recognized, would affect the Company's effective tax rate.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Numerator
Net income (controlling interest)	$6.6	$64.7	$44.0	$127.1
Denominator
Average shares outstanding—basic	51.4	53.1	51.5	52.9
Effect of dilutive instruments:
Stock options and restricted stock	1.3	1.2	1.3	1.2
Forward equity sales	—	0.3	—	0.3
Average shares outstanding—diluted	52.7	54.6	52.8	54.4
The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Stock options and restricted stock	1.2	—	1.2	—
Senior convertible securities	3.7	3.6	3.7	3.6
Junior convertible trust preferred securities	4.1	4.1	4.1	4.1
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
The Company may settle portions of its Affiliate equity and Long-Term Equity Interests Plan awards in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

14.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended
	June 30, 2012			June 30, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(9.9)	$—	$(9.9)	$(9.7)	$—	$(9.7)
Change in net realized and unrealized gain (loss) on derivative securities	(0.8)	0.3	(0.5)	1.0	(0.4)	0.6
Change in net unrealized loss on investment securities	(18.0)	6.6	(11.4)	(16.8)	5.5	(11.3)
Other comprehensive income (loss)	$(28.7)	$6.9	$(21.8)	$(25.5)	$5.1	$(20.4)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended
	June 30, 2012			June 30, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$4.5	$—	$4.5	$(32.5)	$—	$(32.5)
Change in net realized and unrealized loss on derivative securities	(0.9)	0.3	(0.6)	1.3	(0.5)	0.8
Change in net unrealized loss on investment securities	(3.7)	1.4	(2.3)	(15.7)	5.5	(10.2)
Other comprehensive income (loss)	$(0.1)	$1.7	$1.6	$(46.9)	$5.0	$(41.9)
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2012	$76.2	$(2.9)	$8.0	$81.3
Other comprehensive income before reclassifications	(32.5)	0.8	(8.7)	(40.4)
Amounts reclassified from other comprehensive income	—	—	(1.5)	(1.5)
Net other comprehensive income	(32.5)	0.8	(10.2)	(41.9)
Balance, as of June 30, 2013	$43.7	$(2.1)	$(2.2)	$39.4

15.	Segment Information
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	Three Months Ended June 30, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$219.5	$173.3	$36.8	$429.6
Operating expenses:
Depreciation, intangible amortization and impairments	18.8	97.7	1.8	118.3
Other operating expenses	139.8	123.3	23.2	286.3
	158.6	221.0	25.0	404.6
Operating income	60.9	(47.7)	11.8	25.0
Income from equity method investments	9.3	2.8	1.3	13.4
Other non-operating (income) and expenses:
Investment and other income	(3.0)	(0.3)	0.3	(3.0)
Interest expense	10.9	5.9	1.7	18.5
Imputed interest and contingent payment arrangements	(17.5)	(22.7)	0.2	(40.0)
	(9.6)	(17.1)	2.2	(24.5)
Income before income taxes	79.8	(27.8)	10.9	62.9
Income taxes	18.0	(18.1)	2.1	2.0
Net income	61.8	(9.7)	8.8	60.9
Net income (non-controlling interests)	(28.4)	(21.6)	(4.3)	(54.3)
Net income (loss) (controlling interest)	$33.4	$(31.3)	$4.5	$6.6

	Three Months Ended June 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$241.7	$245.8	$53.5	$541.0
Operating expenses:
Depreciation, intangible amortization and impairments	19.9	12.8	3.2	35.9
Other operating expenses	148.8	163.3	31.6	343.7
	168.7	176.1	34.8	379.6
Operating income	73.0	69.7	18.7	161.4
Income from equity method investments	30.0	3.9	2.3	36.2
Other non-operating (income) and expenses:
Investment and other income	(3.4)	(3.6)	(0.5)	(7.5)
Interest expense	13.4	8.5	2.4	24.3
Imputed interest and contingent payment arrangements	2.6	5.0	0.8	8.4
	12.6	9.9	2.7	25.2
Income before income taxes	90.4	63.7	18.3	172.4
Income taxes	20.7	14.0	3.5	38.2
Net income	69.7	49.7	14.8	134.2
Net income (non-controlling interests)	(33.6)	(27.5)	(8.4)	(69.5)
Net income (controlling interest)	$36.1	$22.2	$6.4	$64.7

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$426.2	$349.0	$72.0	$847.2
Operating expenses:
Depreciation, intangible amortization and impairments	38.8	109.7	3.7	152.2
Other operating expenses	269.3	246.2	45.7	561.2
	308.1	355.9	49.4	713.4
Operating income	118.1	(6.9)	22.6	133.8
Income from equity method investments	19.8	5.4	2.7	27.9
Other non-operating (income) and expenses:
Investment and other income	(8.1)	(4.3)	(1.0)	(13.4)
Interest expense	21.8	12.0	3.3	37.1
Imputed interest and contingent payment arrangements	(15.2)	(27.9)	0.6	(42.5)
	(1.5)	(20.2)	2.9	(18.8)
Income before income taxes	139.4	18.7	22.4	180.5
Income taxes	29.8	(7.5)	4.3	26.6
Net income	109.6	26.2	18.1	153.9
Net income (non-controlling interests)	(57.3)	(42.7)	(9.9)	(109.9)
Net income (loss) (controlling interest)	$52.3	$(16.5)	$8.2	$44.0

	Six Months Ended June 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$465.4	$473.7	$104.2	$1,043.3
Operating expenses:
Depreciation, intangible amortization and impairments	39.6	26.4	6.4	72.4
Other operating expenses	289.4	308.6	61.0	659.0
	329.0	335.0	67.4	731.4
Operating income	136.4	138.7	36.8	311.9
Income from equity method investments	74.5	7.7	4.7	86.9
Other non-operating (income) and expenses:
Investment and other income	(5.9)	(5.4)	(0.7)	(12.0)
Interest expense	27.8	16.1	4.6	48.5
Imputed interest and contingent payment arrangements	6.9	14.3	1.4	22.6
	28.8	25.0	5.3	59.1
Income before income taxes	182.1	121.4	36.2	339.7
Income taxes	42.8	25.8	7.1	75.7
Net income	139.3	95.6	29.1	264.0
Net income (non-controlling interests)	(64.5)	(56.2)	(16.2)	(136.9)
Net income (controlling interest)	$74.8	$39.4	$12.9	$127.1
Total assets as of December 31, 2012	3,176.5	2,354.8	655.8	6,187.1
Total assets as of June 30, 2013	2,919.2	2,509.4	644.1	6,072.7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
We are a global asset management company with equity investments in a diverse group of boutique investment management firms (our "Affiliates"). Our innovative partnership approach allows each Affiliate's management team to own significant equity in their firm while maintaining operational autonomy. Our strategy is to generate growth through the internal growth of existing Affiliates, as well as through investments in new Affiliates. In addition, we provide assistance to our Affiliates in distribution, marketing, product development, operations and strategic matters.
As of June 30, 2013, we manage $469.5 billion in assets through our Affiliates across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. The following summarizes our operations in our three principal distribution channels.

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
We generally have contractual arrangements ("revenue sharing arrangements") with our Affiliates. In many cases, a percentage of revenue is allocable to fund operating expenses, including compensation (the "Operating Allocation"), while the remaining revenue (the "Owners' Allocation") is allocable to us and Affiliate management, generally with a priority to us. In other revenue sharing arrangements, we own a minority interest that allocates to us a percentage of the Affiliate's revenue, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions to the other owners. Certain of our Affiliates operate under profit-based arrangements through which we receive a share of profits as cash flow, rather than a percentage of revenue. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the firm's growth strategy.
Financial Results
For the three and six months ended June 30, 2013, Net income (controlling interest) was $64.7 million and $127.1 million, respectively, while Earnings per share—diluted was $1.18 and $2.33, respectively and Cash flow from operations was $262.7 million and $464.8 million, respectively. For the three and six months ended June 30, 2012, Net income (controlling interest) was $6.6 million and $44.0 million, respectively, Earnings per share—diluted was $0.12 and $0.83, respectively and Cash flow from operations was $183.4 million and $236.0 million, respectively.
For the three and six months ended June 30, 2013, Economic net income was $121.1 million and $245.4 million, respectively, while Economic earnings per share was $2.18 and $4.45, respectively, representing a 31% and 37% increase over the prior year, and EBITDA was $173.0 million and $348.0 million, respectively. For the three and six months ended June 30, 2012, Economic net income was $87.6 million and $171.1 million, respectively, Economic earnings per share was $1.66 and and $3.24, respectively, and EBITDA was $113.7 million and $227.8 million, respectively. Reconciliations of Net income to Economic net income and Cash flow from operations to EBITDA are included on pages 30 and 31, respectively.
For the twelve months ended June 30, 2013, our assets under management increased 22% to $469.5 billion. The increase was the result of $46.0 billion from investment performance and $41.0 billion from organic growth from net client cash flows.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in millions, except as noted and per share data)	2012	2013	% Change	2012	2013	% Change
Assets under Management (in billions)	$384.6	$469.5	22%	$384.6	$469.5	22%
Average assets under Management (in billions)	353.5	468.0	32%	352.0	458.6	30%
Revenue	429.6	541.0	26%	847.2	1,043.3	23%
EBITDA(1)	113.7	173.0	52%	227.8	348.0	53%
Net income (controlling interest)(2)	6.6	64.7	n.m. (3)	44.0	127.1	189%
Earnings per share—diluted	0.12	1.18	n.m. (3)	0.83	2.33	181%
Economic net income(4)	87.6	121.1	38%	171.1	245.4	43%
Economic earnings per share(4)	1.66	2.18	31%	3.24	4.45	37%
___________________________________________________________

(1)	EBITDA, including a reconciliation to Cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 31.

(2)
During the three and six months ended June 30, 2012, we recognized gains related to certain of our contingent payment arrangements and reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates as described in footnotes 1 and 2 on page 25.

(3)	Percentage change is not meaningful.

(4)	Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 29.
Diversification of Assets under Management
The following table provides information regarding the composition of our assets under management:

	December 31, 2012		June 30, 2013
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$279.5	65%	$304.7	65%
Alternative(2)	105.1	24%	114.0	24%
Fixed Income(3)(4)	47.2	11%	50.8	11%
Total	$431.8	100%	$469.5	100%
Geography(5)
Global	$228.0	53%	$244.2	52%
Domestic	152.5	35%	174.5	37%
Emerging Markets	51.3	12%	50.8	11%
Total	$431.8	100%	$469.5	100%
___________________________________________________________

(1)	The Equity asset class includes equity, balanced and asset allocation products.

(2)	The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)	Our Affiliates sponsor money market funds with fund assets representing less than 1% of our assets under management.

(4)	Investments in sovereign and non-sovereign debt of European countries represent less than 1% of our assets under management.

(5)	The Geography of a particular investment product describes the general location of its investment holdings.

During the six months ended June 30, 2013, on an asset class basis, we experienced organic growth from net client cash flows which totaled $25.1 billion and positive investment performance across all asset classes, with no change in asset composition. On a geographic basis, strong investment performance in the Domestic region, relative to International and Emerging Markets, resulted in a relative increase in assets under management in that region in 2013.
Assets under Management by Operating Segment
The following table presents changes in our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels).
Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
March 31, 2013	$268.5	$134.7	$59.3	$462.5
Client cash inflows	11.4	16.6	2.6	30.6
Client cash outflows	(6.8)	(8.3)	(2.3)	(17.4)
Net client cash flows	4.6	8.3	0.3	13.2
Investment performance	(5.0)	(0.2)	(0.4)	(5.6)
Other(1)	(0.6)	—	—	(0.6)
June 30, 2013	$267.5	$142.8	$59.2	$469.5

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2012	$254.3	$121.9	$55.6	$431.8
Client cash inflows	22.3	28.6	5.8	56.7
Client cash outflows	(11.8)	(15.6)	(4.2)	(31.6)
Net client cash flows	10.5	13.0	1.6	25.1
Investment performance	3.9	7.9	2.0	13.8
Other(1)	(1.2)	—	—	(1.2)
June 30, 2013	$267.5	$142.8	$59.2	$469.5

___________________________________________________________

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interest in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

The net flows for the six months ended June 30, 2013 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2012	2013	% Change	2012	2013	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$221.8	$268.9	21%	$220.9	$265.7	20%
Mutual Fund	92.0	139.6	52%	91.5	134.4	47%
High Net Worth	39.7	59.5	50%	39.6	58.5	48%
Total	$353.5	$468.0	32%	$352.0	$458.6	30%
Consolidated Affiliates
Institutional	$149.7	$165.8	11%	$151.2	$165.5	9%
Mutual Fund	75.4	111.2	47%	75.7	107.8	42%
High Net Worth	30.5	48.8	60%	29.7	47.8	61%
Total	$255.6	$325.8	27%	$256.6	$321.1	25%
Revenue
Institutional	$219.5	$241.7	10%	$426.2	$465.4	9%
Mutual Fund	173.3	245.8	42%	349.0	473.7	36%
High Net Worth	36.8	53.5	45%	72.0	104.2	45%
Total	$429.6	$541.0	26%	$847.2	$1,043.3	23%
Net income (loss) (controlling interest)(1)
Institutional	$33.4	$36.1	8%	$52.3	$74.8	43%
Mutual Fund(2)	(31.3)	22.2	n.m.(3)	(16.5)	39.4	n.m.(3)
High Net Worth	4.5	6.4	42%	8.2	12.9	57%
Total	$6.6	$64.7	n.m.(3)	$44.0	$127.1	189%
EBITDA(4)
Institutional	$66.9	$96.3	44%	$133.8	$200.4	50%
Mutual Fund	36.4	60.4	66%	73.5	115.4	57%
High Net Worth	10.4	16.3	57%	20.5	32.2	57%
Total	$113.7	$173.0	52%	$227.8	$348.0	53%
___________________________________________________________

(1)
During the three months ended June 30, 2012, we recognized a gain totaling $47.4 million ($34.6 million attributable to the controlling interest) related to certain of our contingent payment arrangements. The controlling interest portion of the gain was allocated $20.0 million, $14.4 million and $0.2 million to our Institutional, Mutual Fund and High Net Worth channels, respectively. During the six months ended June 30, 2012, we recognized a gain totaling $57.3 million ($39.6 million attributable to the controlling interest) related to certain of our contingent payment arrangements. The controlling interest portion of the gain was allocated $20.2 million, $19.1 million and $0.3 million to our Institutional, Mutual Fund and High Net Worth channels, respectively. During the three months ended June 30, 2013, we recognized a loss totaling $2.1 million (all of which was attributable to the controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $2.0 million and $0.1 million to our Mutual Fund and High Net Worth channels, respectively. During the six months ended June 30, 2013, we recognized a loss totaling $10.3 million (all of which was attributable to the controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $9.6 million and $0.7 million to our Mutual Fund and High Net Worth channels, respectively.

(2)
During the three and six months ended June 30, 2012, we reduced the carrying value of an indefinite‑lived intangible asset at one of our Affiliates and, accordingly, recorded pre‑tax expenses of $93.5 million and $102.2 million, respectively.

(3)	Percentage change is not meaningful.

(4)	EBITDA, including a reconciliation to cash flow from operations, is discussed in "Supplemental Liquidity Measure" on page 31.

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
Our revenue increased $111.4 million (or 26%) in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from net client cash flows, investment performance and our new Affiliate investments in 2012.
Our revenue increased $196.1 million (or 23%) in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, net client cash flows and our new Affiliate investments in 2012.
Neither changes in the composition of our assets under management between operating segments nor changes to our contractual fee rates had a significant impact on our results.
The following discusses the changes in our revenue by operating segments.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $22.2 million (or 10%) in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates and higher performance fees. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Our revenue in the Institutional distribution channel increased $39.2 million (or 9%) in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates and higher performance fees. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $72.5 million (or 42%) in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from net client cash flows, investment performance and our new Affiliate investments in 2012.
Our revenue in the Mutual Fund distribution channel increased $124.7 million (or 36%) in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from net client cash flows, investment performance and our new Affiliate investments in 2012.
High Net Worth Distribution Channel

Our revenue in the High Net Worth distribution channel increased $16.7 million (or 45%) in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from our new Affiliate investments in 2012, investment performance and net client cash flows. The decline in our ratio of revenue to average assets under management was primarily the result of our new Affiliate investments in 2012 that have comparatively lower fee rates.
Our revenue in the High Net Worth distribution channel increased $32.2 million (or 45%) in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from our new Affiliate investments in 2012, investment performance and net client cash flows. The decline in our ratio of revenue to average assets under management was primarily the result of our new Affiliate investments in 2012 that have comparatively lower fee rates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2012	2013		2012	2013
Compensation and related expenses	$188.1	$235.4	25%	$369.2	$450.0	22%
Selling, general and administrative	88.8	99.5	12%	173.8	191.8	10%
Intangible amortization and impairments	114.7	32.6	(72)%	145.1	65.5	(55)%
Depreciation and other amortization	3.6	3.3	(8)%	7.1	6.9	(3)%
Other operating expenses	9.4	8.8	(6)%	18.2	17.2	(5)%
Total operating expenses	$404.6	$379.6	(6)%	$713.4	$731.4	3%
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
Compensation and related expenses increased $47.3 million (or 25%) and $80.8 million (or 22%) in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively. These increases were primarily a result of increases in Affiliate expenses from new Affiliate investments in 2012 of $17.3 million and $32.2 million in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively, and the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses.
Selling, general and administrative expenses increased $10.7 million (or 12%) and $18.0 million (or 10%) in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively. These increases were primarily a result of increases in Affiliate expenses from new Affiliate investments in 2012.
Intangible amortization and impairments decreased $82.1 million (or 72%) and $79.6 million (or 55%) in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively. These decreases were primarily the result of a reduction in the carrying value of an indefinite-lived asset at one of our Affiliates in 2012 which did not reoccur in 2013.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2012	2013	% Change	2012	2013	% Change
Income from equity method investments	$13.4	$36.2	170%	$27.9	$86.9	211%
Income from equity method Affiliates increased $22.8 million (or 170%) and $59.0 million (or 211%) in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively. These increases were the result of increases in revenue, including higher performance fees, as well as our additional investment in an existing Affiliate during 2012.
Other Income Statement Data
The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2012	2013	% Change	2012	2013	% Change
Investment and other income	$3.0	$7.5	150%	$13.4	$12.0	(10)%
Interest expense	18.5	24.3	31%	37.1	48.5	31%
Imputed interest and contingent payment arrangements	(40.0)	8.4	n.m. (1)	(42.5)	22.6	n.m. (1)
Income tax expense	2.0	38.2	n.m. (1)	26.6	75.7	185%
___________________________________________________________

(1)	Percentage change is not meaningful.
Investment and other income increased $4.5 million (or 150%) in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, principally as a result of an increase in Affiliate investment earnings. Investment and other income decreased $1.4 million (or 10%) in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, principally as a result of a decrease in Affiliate investment earnings.
Interest expense increased $5.8 million (or 31%) and $11.4 million (or 31%) in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively. These increases were primarily as a result of the issuance of the 6.375% Senior Notes due in 2042 (the "2042 senior notes") and the 5.25% Senior Notes due in 2022 (the "2022 senior notes") in the second half of 2012.
Imputed interest and contingent payment arrangements consists of interest accretion on our senior convertible securities and our junior convertible trust preferred securities, as well as the accretion and revaluation of our contingent payment arrangements. Imputed interest and contingent payment arrangements increased $48.4 million and $65.1 million in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively. These increases were primarily a result of a $2.1 million and $10.3 million loss on the revaluation of our contingent payment arrangements in the three and six months ended June 30, 2013, respectively, as compared to a $47.4 million and $57.3 million gain on the revaluation of our contingent payment arrangements in the three and six months ended June 30, 2012, respectively.
Income taxes increased $36.2 million and $49.1 million in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, principally from an increase to pre-tax earnings.
Net Income
The following table summarizes Net income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2012	2013	% Change	2012	2013	% Change
Net income	$60.9	$134.2	120%	$153.9	$264.0	72%
Net income (non-controlling interests)	54.3	69.5	28%	109.9	136.9	25%
Net income (controlling interest)	6.6	64.7	n.m. (1)	44.0	127.1	189%
___________________________________________________________

(1)	Percentage change is not meaningful.
Net income (non-controlling interests) increased $15.2 million (or 28%) and $27.0 million (or 25%) in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively, primarily as a result of the previously discussed changes in revenue.
Net income (controlling interest) increased $58.1 million and $83.1 million in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, respectively, primarily as a result of the previously discussed changes in revenue and expenses.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2012	2013	2012	2013
Net income (controlling interest)	$6.6	$64.7	$44.0	$127.1
Intangible amortization and impairments(1)	119.3	38.1	154.2	76.5
Intangible-related deferred taxes	(21.5)	12.3	(11.6)	24.2
Imputed interest and contingent payment arrangements(2)	(17.4)	5.4	(16.7)	14.4
Affiliate equity expense	0.6	0.6	1.2	3.2
Economic net income	$87.6	$121.1	$171.1	$245.4
Average shares outstanding—diluted	52.7	54.6	52.8	54.4
Dilutive impact of senior convertible securities shares	—	0.8	—	0.7
Dilutive impact of trust preferred shares	—	0.1	—	—
Average shares outstanding—adjusted diluted	52.7	55.5	52.8	55.1
Economic earnings per share	$1.66	$2.18	$3.24	$4.45
___________________________________________________________

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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2013	2012	2013
Reported Intangible amortization and impairments	$114.7	$32.6	$145.1	$65.5
Equity method amortization	8.2	10.3	16.3	20.7
Intangible amortization—non-controlling interests	(3.6)	(4.8)	(7.2)	(9.7)
	$119.3	$38.1	$154.2	$76.5

(2)
Our reported Imputed interest and contingent payment arrangements, $(40.0) million and $8.4 million for the three months ended June 30, 2012 and 2013, respectively, includes $(11.7) million and $0.0 million, respectively, of imputed interest attributable to the non-controlling interests, an amount not added back to Net income (controlling interest) to measure our Economic net income. Our reported Imputed interest and contingent payment arrangements, $(42.5) million and $22.6 million for the six months ended June 30, 2012 and 2013, respectively, includes $(15.2) million and $0.0 million, respectively, of imputed interest attributable to our non-controlling interests.

Liquidity and Capital Resources
The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2012	June 30, 2013
Balance Sheet Data
Cash and cash equivalents	$430.4	$413.8
Senior bank debt	325.0	100.0
Senior notes	340.0	340.0
Senior convertible securities	450.1	404.8
Junior convertible trust preferred securities	515.5	517.1

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2013	2012	2013
Cash Flow Data
Operating cash flow	$183.4	$262.7	$236.0	$464.8
Investing cash flow	(396.0)	(2.8)	(393.9)	(9.8)
Financing cash flow	131.5	(180.4)	18.2	(466.0)
EBITDA(1)	113.7	173.0	227.8	348.0
___________________________________________________________

(1)	The definition of EBITDA is presented under "Supplemental Liquidity Measure."
Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of June 30, 2013, our bank leverage and bank interest coverage ratios were 1.3 and 8.7, respectively, and we were in compliance with all terms of our credit facility. We have $1.2 billion of remaining capacity under our credit facility, and could borrow all such capacity and remain in compliance with our credit facility.
During the quarter, we were upgraded to BBB by both Standard & Poor's and Fitch rating agencies. With the exception of a modest increase in the borrowing rate under our credit facility (0.25%), a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).
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
The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2012	2013	2012	2013
Cash flow from operating activities	$183.4	$262.7	$236.0	$464.8
Interest expense, net of non-cash items(1)	16.7	21.1	33.4	42.8
Current tax provision	14.3	19.8	22.3	41.0
Income from equity method investments, net of distributions(2)	(0.3)	(6.0)	(14.4)	(38.8)
Net income (non-controlling interests)	(54.3)	(69.5)	(109.9)	(136.9)
Changes in assets and liabilities	(31.0)	(28.8)	83.3	23.6
Other non-cash adjustments(3)	(15.1)	(26.3)	(22.9)	(48.5)
EBITDA	$113.7	$173.0	$227.8	$348.0
___________________________________________________________

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements of $(38.2) million and $11.6 million for the three months ended June 30, 2012 and 2013, respectively and $(38.8) million and $28.3 million for the six months ended June 30, 2012 and 2013, respectively.

(2)
Distributions from equity method investments were $21.9 million and $52.5 million for the three months ended June 30, 2012 and 2013, respectively and $58.6 million and $146.4 million for the six months ended June 30, 2012 and 2013, respectively.

(3)	Other non-cash adjustments include share-based compensation expense and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.
In the six months ended June 30, 2013, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash were to repay senior bank debt, make distributions to Affiliate partners, repurchase our 2008 senior convertible notes, settle contingent payment obligations and repay our other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes.
The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of June 30, 2013:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$100.0	2018	(1)
Senior notes	340.0	2022/2042	(2)
2008 senior convertibles notes	406.6	2038	(3)
Junior convertible trust preferred securities	730.8	2036/2037	(4)
___________________________________________________________

(1)	Settled in cash.

(2)	Settled in cash on or after October 15, 2015 for the 2022 senior notes and August 15, 2017 for the 2042 senior notes.

(3)	In July, we called all of our outstanding 2008 senior convertible notes as described on page 33.

(4)	Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.
Senior Bank Debt
We entered into a $1.25 billion senior unsecured revolving credit facility in April 2013 (the "credit facility"). The credit facility matures in April 2018. As of June 30, 2013, the current outstanding balance under the credit facility is $100.0 million.
The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.
Senior Notes
At June 30, 2013, we have two senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2042 Senior Notes
Issue date	October 2012	August 2012
Maturity date	October 2022	August 2042
Potential Call Date	October 2015	August 2017
Par value (in millions)	$140.0	$200.0
Call Price	At Par	At Par
Stated coupon	5.25%	6.375%
Coupon frequency	Quarterly	Quarterly

Convertible Securities
In the second quarter of 2013, we repurchased an aggregate of $53.4 million principal amount outstanding of our 3.95% senior convertible notes due 2038 ("2008 senior convertible notes").
In July 2013, we repurchased an additional $26.1 million principal amount outstanding and subsequently called the outstanding 2008 senior convertible notes for redemption on August 15, 2013. In lieu of redemption, holders of the 2008 senior convertible notes may convert their securities at any time before the close of business on August 14, 2013. The conversion rate is 7.9586 shares of our common stock per $1,000 principal amount of 2008 senior convertible notes. We may elect to settle such conversions in cash or common stock (or a combination thereof). Pursuant to our call and prior repurchases, all of our 2008 senior convertible notes will be canceled and retired.
At June 30, 2013, we have the 2008 senior convertible notes outstanding and two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2008 Senior Convertible Notes(1)	2007 Junior Convertible Trust Preferred Securities(2)	2006 Junior Convertible Trust Preferred Securities(3)
Issue date	August 2008	October 2007	April 2006
Maturity date	August 2038	October 2037	April 2036
Next potential put date	N/A	N/A	N/A
Par value (in millions)	$406.6	$430.8	$300.0
Carrying value (in millions)(4)	404.8	300.3	216.8
Denomination	1,000	50	50
Current conversion rate	7.959	0.250	0.333
Current conversion price	$125.65	$200.00	$150.00
Stated coupon	3.95%	5.15%	5.10%
Coupon frequency	Semi-annually	Quarterly	Quarterly
Tax deduction rate(5)	9.38%	8.00%	7.50%
___________________________________________________________

(1)	In July 2013, we called all of our outstanding 2008 senior convertible notes.

(2)	We may redeem the 2007 junior convertible trust preferred securities if the closing price of the our common stock exceeds $260 per share for a specified period of time.

(3)	We may redeem the 2006 junior convertible trust preferred securities if the closing price of our common stock exceeds $195 per share for a specified period of time.

(4)
The carrying value is accreted to the principal amount at maturity over an expected life of five years for the 2008 senior convertible notes and 30 years for each of the junior convertible trust preferred securities.

(5)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $12.0 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if our common stock is trading above certain thresholds at the time of the conversion of the securities. In the three months ended June 30, 2013, $5.7 million was reclassified to stockholders' equity related to the repurchase of the 2008 senior convertible notes.

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

Derivative Instruments
From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of June 30, 2013, the unrealized loss on these contracts was $2.7 million.
Forward Equity Sale Agreement
In 2012, we amended our forward equity agreement to increase the amount of shares of common stock we may sell to an aggregate of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. All contracts remain outstanding. We have the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. There was no forward equity sale activity during the six months ended June 30, 2013.
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
Operating Cash Flow
Cash flow from operations generally represents Net income adjusted for cash distributions from equity method investments, non-cash charges for intangible amortization and impairments, deferred taxes, imputed interest and contingent payment arrangements, share-based compensation, as well as increases and decreases in our consolidated working capital.
The increase in cash flows from operations in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 resulted principally from an increase in net income as adjusted for distributions from equity method investments and non-cash charges ($169.2 million), as well as decreases in the settlements of accounts payable and accrued liabilities ($40.4 million) and increases in the collections of investment advisory fees receivable ($9.5 million).
Investing Cash Flow
Net cash flow used in investing activities decreased $384.1 million in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. During the six months ended June 30, 2012 we used $405.3 million for new Affiliate investments. This change was partially offset by lower sales of investment securities in the six months ended June 30, 2012 ($23.8 million).
Financing Cash Flow
Net cash flow used in financing activities increased $484.3 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This was primarily a result of the net repayment of senior bank debt ($420.0 million) and repurchase of 2008 senior convertible notes ($69.0 million), an increase in distributions to non-controlling interests ($59.7 million) and an increase in note and contingent payments ($36.1 million). These increases in cash outflows were partially offset by a decrease in repurchases of common stock ($60.9 million) and an increase in inflows related to Affiliate equity issuances and repurchases ($27.8 million).
Excess tax benefits associated with stock options have been reported as financing cash flows in the amount of $10.2 million and $4.8 million as of June 30, 2013 and 2012, respectively.

Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $465.0 million through 2017. In 2013, we do not expect to make any payments to settle portions of these contingent arrangements. In addition, we expect to repurchase approximately $50.0 million of Affiliate equity during 2013.
Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.3 million. The timing and amount of repurchases are determined at the discretion of management. There was no share purchase activity during the six months ended June 30, 2013.
We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2013. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Contractual Obligations
Senior bank debt	$100.0	$—	$—	$—	$100.0
2008 senior convertible notes(1)	816.1	8.0	32.1	32.1	743.9
Junior convertible trust preferred securities	1,615.8	18.5	74.1	74.1	1,449.1
Senior notes	786.0	10.1	40.2	40.2	695.5
Leases	167.7	13.9	51.3	35.8	66.7
Other liabilities(2)	39.9	29.7	—	—	10.2
Derivative instruments	5.0	0.9	3.2	0.9	—
Total contractual obligations	$3,530.5	$81.1	$200.9	$183.1	$3,065.4
Contingent Obligations
Contingent payment obligations(3)	$217.0	$—	$64.8	$152.2	$—
___________________________________________________________

(1)	In July 2013, we called all of our outstanding 2008 senior convertible notes, which are expected to be canceled and retired during the third quarter of 2013.

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $21.1 million and $71.3 million as of June 30, 2013, respectively) as we cannot predict when such obligations will be paid.

(3)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2013 is approximately $161.5 million and $303.5 million in periods thereafter.

Recent Accounting Developments
In February 2013, the Financial Accounting Standards Board issued an update to the guidance for reporting reclassifications out of accumulated other comprehensive income. The new guidance requires companies to present the impact of significant amounts reclassified from accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for interim and fiscal periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013. Adoption of this new guidance did not have a significant impact on our Consolidated Financial Statements.
In June 2013, the Financial Accounting Standards Board issued an update to the guidance for determining whether a public or private company is an investment company. The new guidance clarifies the characteristics of an investment company and amends certain disclosure and measurement requirements. The new guidance is effective for interim and fiscal periods beginning after December 15, 2013 (early application is prohibited). We are evaluating the impact of this guidance, however we do not expect it to have a significant impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2013. Please refer to Item 7A in our 2012 Annual Report on Form 10-K.

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
In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. There was no share repurchase activity during the three months ended June 30, 2013. As of June 30, 2013, approximately 2.3 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 6, 2013	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six month periods ended June 30, 2013 and 2012, (ii) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) the Consolidated Statement of Equity for the six month period ended June 30, 2013, (iv) the Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements.

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