Form 10-Q
period 2013-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2013-11-12
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
There were 52,978,842 shares of the registrant's common stock outstanding on November 5, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue	$467.3	$551.6	$1,314.5	$1,594.8
Operating expenses:
Compensation and related expenses	196.8	229.8	565.9	679.7
Selling, general and administrative	93.9	106.4	267.7	298.2
Intangible amortization and impairments	24.0	32.7	169.1	98.1
Depreciation and other amortization	3.5	3.4	10.6	10.3
Other operating expenses	9.4	10.2	27.7	27.5
	327.6	382.5	1,041.0	1,113.8
Operating income	139.7	169.1	273.5	481.0
Income from equity method investments	19.4	34.1	47.3	121.0
Other non-operating (income) and expenses:
Investment and other income	(6.9)	(8.0)	(20.3)	(20.0)
Interest expense	21.8	19.9	58.8	68.5
Imputed interest and contingent payment arrangements	6.7	3.9	(35.7)	26.5
	21.6	15.8	2.8	75.0
Income before income taxes	137.5	187.4	318.0	527.0
Income taxes	19.4	31.0	46.0	106.6
Net income	118.1	156.4	272.0	420.4
Net income (non-controlling interests)	(63.2)	(81.2)	(173.1)	(218.1)
Net income (controlling interest)	$54.9	$75.2	$98.9	$202.3
Average shares outstanding—basic	51.7	53.2	51.6	53.0
Average shares outstanding—diluted	53.0	56.9	52.9	54.7
Earnings per share—basic	$1.06	$1.41	$1.92	$3.82
Earnings per share—diluted	$1.04	$1.37	$1.87	$3.70
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Net income	$118.1	$156.4	$272.0	$420.4
Other comprehensive income (loss):
Foreign currency translation adjustment	15.2	18.1	19.7	(14.4)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.3)	—	(0.9)	0.8
Change in net unrealized loss on investment securities, net of tax	1.2	6.3	(1.1)	(3.9)
Other comprehensive income (loss)	16.1	24.4	17.7	(17.5)
Comprehensive income	134.2	180.8	289.7	402.9
Comprehensive income (non-controlling interests)	(63.4)	(80.8)	(174.8)	(216.3)
Comprehensive income (controlling interest)	$70.8	$100.0	$114.9	$186.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$430.4	$522.4
Investment advisory fees receivable	255.5	269.9
Investments in marketable securities	128.9	132.9
Unsettled fund shares receivable	40.1	159.3
Prepaid expenses and other current assets	57.4	62.9
Total current assets	912.3	1,147.4
Fixed assets, net	81.5	88.1
Equity method investments in Affiliates	1,031.3	982.5
Acquired client relationships, net	1,585.5	1,485.4
Goodwill	2,355.2	2,345.9
Other assets	221.3	211.8
Total assets	$6,187.1	$6,261.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$324.7	$387.8
Unsettled fund shares payable	39.8	162.1
Payables to related party	11.3	32.9
Total current liabilities	375.8	582.8
Senior bank debt	325.0	575.0
Senior notes	340.0	340.0
Senior convertible securities	450.1	—
Junior convertible trust preferred securities	515.5	517.9
Deferred income taxes	497.1	461.4
Other long-term liabilities	164.7	167.3
Total liabilities	2,668.2	2,644.4
Redeemable non-controlling interests	477.5	614.1
Equity:
Common stock	0.5	0.5
Additional paid-in capital	868.5	548.0
Accumulated other comprehensive income	79.1	63.4
Retained earnings	1,350.7	1,553.0
	2,298.8	2,164.9
Less treasury stock, at cost	(214.6)	(132.6)
Total stockholders' equity	2,084.2	2,032.3
Non-controlling interests	957.2	970.3
Total equity	3,041.4	3,002.6
Total liabilities and equity	$6,187.1	$6,261.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2012	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Stock issued under option and other incentive plans	—	(52.5)	—	—	97.7	—	45.2
Tax benefit of option exercises	—	17.9	—	—	—	—	17.9
Changes in the value of Affiliate equity and other	—	(162.0)	—	—	—	15.4	(146.6)
Share-based payment arrangements	—	29.3	—	—	—	—	29.3
Settlement of senior convertible securities	—	(130.7)	—	—	—	—	(130.7)
Forward equity transactions	—	(22.5)	—	—	—	—	(22.5)
Share repurchases	—	—	—	—	(15.7)	—	(15.7)
Distributions to non-controlling interests	—	—	—	—	—	(218.6)	(218.6)
Net income	—	—	—	202.3	—	218.1	420.4
Other comprehensive loss	—	—	(15.7)	—	—	(1.8)	(17.5)
September 30, 2013	$0.5	$548.0	$63.4	$1,553.0	$(132.6)	$970.3	$3,002.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Cash flow from operating activities:
Net income	$118.1	$156.4	$272.0	$420.4
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	24.0	32.7	169.1	98.1
Amortization of issuance costs	2.0	2.1	5.7	7.8
Depreciation and other amortization	3.5	3.4	10.6	10.3
Deferred income tax provision	7.8	(4.8)	5.8	24.0
Imputed interest and contingent payment arrangements	6.7	3.9	(35.7)	26.5
Income from equity method investments, net of amortization	(19.4)	(34.1)	(47.3)	(121.0)
Distributions received from equity method investments	20.8	40.9	79.4	187.2
Share-based compensation	8.0	9.0	24.1	26.7
Affiliate equity expense	2.3	2.5	9.4	10.9
Other adjustments	2.6	(1.6)	2.7	7.6
Changes in assets and liabilities:
(Increase) decrease in investment advisory fees receivable	2.4	—	(21.3)	(14.2)
Increase in prepaids and other current assets	(3.8)	(3.4)	(12.9)	(10.0)
Increase in other assets	(1.6)	(0.4)	(2.5)	(0.3)
Increase in unsettled fund shares receivable	(5.6)	(48.3)	(15.3)	(114.8)
Increase in unsettled fund shares payable	4.4	48.2	10.7	117.8
Increase (decrease) in accounts payable, accrued liabilities and other long-term liabilities	38.9	76.3	(7.4)	70.6
Cash flow from operating activities	211.1	282.8	447.1	747.6
Cash flow used in investing activities:
Investments in Affiliates	(350.0)	(26.3)	(755.3)	(26.3)
Purchase of fixed assets	(4.9)	(7.1)	(9.9)	(15.9)
Purchase of investment securities	(2.7)	(1.7)	(13.8)	(6.3)
Sale of investment securities	3.6	1.0	31.1	4.7
Cash flow used in investing activities	(354.0)	(34.1)	(747.9)	(43.8)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	360.0	475.0	555.0	595.0
Repayments of senior bank debt	(360.0)	—	(360.0)	(345.0)
Issuance of senior notes	200.0	—	200.0	—
Settlement of senior convertible securities	—	(572.3)	—	(641.3)
Issuance of common stock	23.3	11.7	45.7	47.7
Repurchase of common stock	—	(15.7)	(60.9)	(15.7)
Issuance costs	(6.0)	(0.2)	(6.0)	(7.4)
Excess tax benefit from exercise of stock options	6.9	7.0	11.6	17.1
Note and contingent payments	(1.8)	(0.1)	(2.1)	(36.7)
Distributions to non-controlling interests	(18.0)	(39.2)	(137.7)	(218.6)
Affiliate equity issuances and repurchases	(2.2)	(11.7)	(25.1)	(6.7)
Cash flow from (used in) financing activities	202.2	(145.5)	220.5	(611.6)
Effect of foreign exchange rate changes on cash and cash equivalents	2.3	5.4	3.4	(0.2)
Net increase (decrease) in cash and cash equivalents	61.6	108.6	(76.9)	92.0
Cash and cash equivalents at beginning of period	311.0	413.8	449.5	430.4
Cash and cash equivalents at end of period	$372.6	$522.4	$372.6	$522.4
Supplemental disclosure of non-cash financing activities:
Notes received for Affiliate equity sales	$—	$—	$3.0	$—
Payables recorded for Affiliate equity purchases	0.9	21.5	14.5	30.5
Payables recorded under contingent payment arrangements	—	—	24.8	—
Payables recorded for forward equity sale settlements	—	22.5	—	22.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
Investments in marketable securities at December 31, 2012 and September 30, 2013 were $128.9 million and $132.9 million, respectively. These investments are comprised of the Company's investment in Value Partners Group Limited, a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.
The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2012 and September 30, 2013:

	Available-for-Sale		Trading
	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013
Cost	$103.2	$104.0	$10.3	$18.2
Unrealized Gains	15.3	9.5	6.5	3.7
Unrealized Losses	(3.2)	(2.5)	(3.2)	—
Fair Value	$115.3	$111.0	$13.6	$21.9
The following is a summary of the Company's realized gains and losses on investments classified as available-for-sale and trading:

	Available-for-Sale				Trading
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013	2012	2013	2012	2013
Gains	$0.1	$—	$0.1	$2.1	$0.2	$0.2	$0.8	$0.6
Losses	—	—	—	—	0.0	—	(0.3)	—
Net realized gains	$0.1	$—	$0.1	$2.1	$0.2	$0.2	$0.5	$0.6

4.	Variable Interest Entities
Sponsored Investment Funds
The Company's Affiliates act as the investment manager for certain investment funds that are considered variable interest entities ("VIEs"). Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates' exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at September 30, 2013. The Affiliates do not have any investment performance guarantees to these VIEs.
The Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management. Since the Affiliates' variable interests will not absorb the majority of the variability of the entity's net assets, these entities are not consolidated.
Trust Preferred Vehicles
The Company established wholly-owned trusts in connection with the 2006 and 2007 issuances of junior convertible trust preferred securities. These entities are considered VIEs and the Company is not the primary beneficiary, therefore these entities are not consolidated in the Company's financial statements.
The net assets and liabilities of the Company's unconsolidated VIEs and its maximum risk of loss related thereto are as follows:

	December 31, 2012		September 30, 2013
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$7,186.9	$0.8	$7,994.4	$1.6
Trust preferred vehicles	9.0	9.0	9.0	9.0

5.	Long-Term Debt
Senior Bank Debt
The Company entered into a $1.25 billion senior unsecured revolving credit facility in April 2013 (the "credit facility") which matures in April 2018. As of September 30, 2013, the current outstanding balance under the credit facility is $575.0 million.
The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.
Convertible Securities
In the second and third quarters of 2013, the Company repurchased $79.5 million principal amount outstanding of its 3.95% senior convertible notes due 2038 (“2008 senior convertible notes”). Subsequent to the repurchases, the Company called the remaining 2008 senior convertible notes ($380.5 million principal amount) for redemption on August 15, 2013 at their principal amount. In lieu of redemption, holders of the 2008 senior convertible notes elected to convert their securities. The Company elected to settle such conversions in cash. In connection with its call and prior repurchases, the Company paid an aggregate of $641.3 million. All of the Company's 2008 senior convertible notes have been canceled and retired.

6.	Forward Equity Sales
In 2012, the Company amended its forward equity agreement with its counterparties to increase the amount of shares of common stock it may sell to an aggregate of $400.0 million. During 2012, the Company entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. The Company has the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. During the three months ended September 30, 2013, the Company agreed to net settle $37.6 million notional amount of forward equity contracts for cash at an average share price of $185.13 and, in October 2013, agreed to net settle an additional $39.4 million notional amount at an average share price of $185.98. In total, the Company has agreed to net settle $77.0 million notional amount of forward equity contracts for cash at an average share price of $185.56.

7.	Derivative Financial Instruments
From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements by entering into interest rate hedging contracts.
The following summarizes the amount of derivative instrument gains and losses reported in the Consolidated Statements of Comprehensive Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Cash Flow Hedges	2012	2013	2012	2013
Interest rate swaps	$(0.5)	$ (0.0)	$(1.4)	$1.3
The following summarizes the location and fair values of derivative instruments on the Consolidated Balance Sheets:

Cash Flow Hedges	December 31, 2012	September 30, 2013
Interest rate swaps(1)	$(4.0)	$(2.7)
___________________________________________________________

(1)	Presented within Other long-term liabilities.
The Company's derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of September 30, 2013, the Company had posted collateral of $3.6 million related to its interest rate swap contracts.
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
In connection with a past acquisition agreement, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of September 30, 2013, these commitments totaled approximately $71.6 million and may be called in future periods. The Company is contractually entitled to reimbursement from the prior owner for $33.8 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement by Affiliates of specified financial targets, to make payments of up to $474.0 million through 2017. As of September 30, 2013, the Company expects to make payments of $226.0 million (none in 2013) to settle these contingent obligations, including $151.0 million related to the Company's equity method investments. The net present value of the expected payments for consolidated Affiliates totals $46.1 million as of September 30, 2013.

9.	Fair Value Measurements
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$13.5	$13.5	$—	$—
Investments in marketable securities(1)
Trading securities	13.6	13.6	—	—
Available-for-sale securities	115.3	115.3	—	—
Other investments(2)	155.4	15.7	20.8	118.9
Financial Liabilities
Contingent payment arrangements(3)	$31.0	$—	$—	$31.0
Obligations to related parties(4)	77.8	—	—	77.8
Interest rate derivatives(5)	4.0	—	4.0	—

		Fair Value Measurements
	September 30, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$32.1	$32.1	$—	$—
Investments in marketable securities(1)
Trading securities	21.9	21.9	—	—
Available-for-sale securities	111.0	111.0	—	—
Other investments(2)	157.9	13.1	18.5	126.3
Financial Liabilities
Contingent payment arrangements(3)	$46.1	$—	$—	$46.1
Obligations to related parties(4)	98.7	—	—	98.7
Interest rate derivatives(5)	2.7	—	2.7	—
___________________________________________________________

(1)	Principally investments in equity securities.

(2)	Other investments are reported within Prepaid expenses and other current assets and Other assets.

(3)	Net present value of expected payments under contingent payment arrangements are reported in Accounts payable and accrued liabilities and Other long-term liabilities.

(4)	Obligations to related parties are presented within Payables to related party and Other long-term liabilities.

(5)	Interest rate derivatives are presented within Other long-term liabilities.

The following is a description of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
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
Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The significant unobservable inputs that are used in the fair value measurement for the repurchase of Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears.
Interest rate derivatives include interest rate swaps. The fair value of these assets is determined by model-derived valuations in which all significant inputs are observable in active markets.
It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities from Level 1 to Level 2 in the three and nine months ended September 30, 2013. During the three months ended September 30, 2012, no financial assets were transferred from Level 1 to Level 2. During the nine months ended September 30, 2012, financial assets valued at $2.0 million were transferred from Level 1 to Level 2.
Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 financial assets and liabilities for the three and nine months ended September 30, 2012 and 2013:

	For the Three Months Ended
	September 30, 2012						September 30, 2013
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$113.0		$62.5		$79.5		$124.4		$44.3		$96.6
Net realized gains/losses	(0.1)	(1)	—		0.5	(3)	(0.5)	(1)	—		1.1	(3)
Net unrealized gains/losses relating to instruments still held at the reporting date	1.6	(1)	3.5	(2)	0.2	(3)	4.7	(1)	1.8	(2)	(0.1)	(3)
Purchases and issuances	3.5		—		1.7		2.2		—		23.1
Settlements and reductions	(1.3)		—		(6.1)		(4.5)		—		(22.0)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$116.7		$66.0		$75.8		$126.3		$46.1		$98.7

	For the Nine Months Ended
	September 30, 2012						September 30, 2013
	Other Investments		Contingent Payment Arrangements		Obligations to related parties		Other Investments		Contingent Payment Arrangements		Obligations to related parties
Balance, beginning of period	$103.4		$87.1		$92.0		$118.9		$31.0		$77.8
Net realized gains/losses	(1.7)	(1)	—		0.9	(3)	(1.9)	(1)	—		3.1	(3)
Net unrealized gains/losses relating to instruments still held at the reporting date	7.7	(1)	(45.9)	(2)	0.9	(3)	11.1	(1)	15.1	(2)	0.1	(3)
Purchases and issuances	13.4		24.8		22.1		9.9		—		55.1
Settlements and reductions	(6.1)		—		(40.1)		(11.7)		—		(37.4)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$116.7		$66.0		$75.8		$126.3		$46.1		$98.7
___________________________________________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing our Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2012	Range at December 31, 2012	Fair Value at September 30, 2013	Range at September 30, 2013
Contingent payment arrangements	Discounted cash flow	Growth rates	$31.0	6.0% – 12.0%	$46.1	0.4% - 10.5%
		Discount rates		14.0% – 18.0%		14.0% – 18.0%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	9.4	(10.0)% – 17.0%	30.5	4.2% - 12.3%
		Discount rates		15.0% – 24.0%		16.0% - 18.0%
Investments in Certain Entities that Calculate Net Asset Value
The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments. The following table summarizes, as of December 31, 2012 and September 30, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2012		September 30, 2013
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$118.9	$75.4	$126.3	$71.6
Other funds(2)	68.9	—	79.9	—
	$187.8	$75.4	$206.2	$71.6
___________________________________________________________

(1)
These funds primarily invest in a broad range of private equity funds, as well as making direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds.

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies, including long/short equity, credit and real estate. Investments are generally redeemable on a daily or quarterly basis.

There are no current plans to sell any of these investments.
Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of cash, cash equivalents, advisory fees receivable, short-term investments, unsettled fund shares receivable and payable, accounts payable and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of senior bank debt approximates fair value because the debt is a credit facility with variable interest based on selected short-term rates. The following table summarizes the Company's other financial liabilities not carried at fair value:

	December 31, 2012		September 30, 2013
	Carrying Value	Fair Market Value	Carrying Value	Fair Market Value	Fair Value Hierarchy
Senior notes	$340.0	$351.8	$340.0	$324.2	Level 2
Senior convertible securities	450.1	510.6	—	—	Level 2
Junior convertible trust preferred securities	515.5	719.9	517.9	870.2	Level 2

10.	Intangible Assets
Consolidated Affiliates
The intangible assets of our consolidated Affiliates consist of definite and indefinite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2013, these relationships were being amortized over a weighted average life of approximately eleven years. The Company recognized amortization expense and a reduction in the carrying value of an indefinite-lived asset at one of its Affiliates of $24.0 million and $169.1 million, respectively, for the three and nine months ended September 30, 2012. The Company recognized amortization expense of $32.7 million and $98.1 million, respectively, for the three and nine months ended September 30, 2013. The Company estimates that its consolidated annual amortization expense will be approximately $100.0 million for each of the next five years, assuming no additional investments in new or existing Affiliates. Other than changes related to foreign currency translation, there were no significant changes to goodwill or indefinite-lived acquired client relationships during the three and nine months ended September 30, 2013.
The Company performed its annual goodwill assessment as of September 30, 2013 and no impairments were identified.
Equity Method Investments in Affiliates
The intangible assets at our equity method Affiliates consist of definite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2013, these relationships were being amortized over a weighted average life of approximately nine years. The Company recognized amortization expense for these relationships of $10.2 million and $26.5 million, respectively, for three and nine months ended September 30, 2012 as compared to $10.4 million and $31.1 million, respectively, for the three and nine months ended September 30, 2013. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense for the next five years will be approximately $42.0 million in 2013, $20.0 million in 2014 and $10.0 million in each of 2015, 2016 and 2017. There were no significant changes to goodwill during the three and nine months ended September 30, 2013.

11.	Share-Based Compensation
Net income (controlling interest) for the three and nine months ended September 30, 2012 includes compensation expense of $5.0 million and $14.9 million, respectively (net of income tax benefits of $3.1 million and $9.2 million, respectively), related to the Company's Stock Option and Incentive, Executive Incentive, Long-Term Equity Interests and Deferred Compensation Plans as compared to compensation expense of $5.5 million and $16.4 million, respectively (net of income tax benefits of $3.5 million and $10.3 million, respectively), for the three and nine months ended September 30, 2013.

As of September 30, 2013, the Company expects to recognize compensation expense related to these share-based compensation arrangements of $53.4 million over a period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2012	3.8	$74.04
Options granted	0.0	175.28
Options exercised	(0.8)	62.45
Unexercised options outstanding—September 30, 2013	3.0	77.38	3.7
Exercisable at September 30, 2013	1.8	71.69	3.3
Restricted Stock
The following table summarizes the transactions of the Company's restricted stock units:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2012	0.4	$84.53
Units granted	0.0	174.91
Units issued	(0.1)	85.63
Unvested units—September 30, 2013	0.3	86.31
Long-Term Equity Interests Plan
During the nine months ended September 30, 2013, the Company repurchased $3.2 million of these awards, and no awards were granted or forfeited.

12.	Affiliate Equity
The Company recognized compensation expense related to Affiliate equity of $6.5 million and $21.6 million, respectively ($2.3 million and $9.4 million attributable to the controlling interest), for the three and nine months ended September 30, 2012 as compared to $4.7 million and $22.2 million, respectively ($2.5 million and $10.9 million attributable to the controlling interest), for the three and nine months ended September 30, 2013.
The Company has a conditional right to call and holders of non-controlling interests have a conditional right to put their equity interests at certain intervals. The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

Balance, as of December 31, 2012	$477.5
Transactions in Redeemable non-controlling interests	(40.0)
Changes in redemption value	176.6
Balance, as of September 30, 2013	$614.1
During the three and nine months ended September 30, 2012 and 2013, the Company acquired interests from, and transferred interests to, Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Net income (controlling interest)	$54.9	$75.2	$98.9	$202.3
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	1.1	0.9	(7.5)	(23.1)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$56.0	$76.1	$91.4	$179.2

13.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Controlling Interests:
Current tax	$8.8	$32.7	$31.1	$73.6
Intangible-related deferred taxes	11.7	5.2	0.1	29.4
Other deferred taxes	(1.2)	(6.3)	4.9	(1.4)
Total controlling interests	19.3	31.6	36.1	101.6
Non-controlling Interests:
Current tax	$2.8	$3.1	$9.1	$9.0
Deferred taxes	(2.7)	(3.7)	0.8	(4.0)
Total non-controlling interests	0.1	(0.6)	9.9	5.0
Provision for income taxes	$19.4	$31.0	$46.0	$106.6
Income before income taxes (controlling interest)	$74.2	$106.8	$135.0	$303.9
Effective tax rate attributable to controlling interests(1)	26.0%	29.6%	26.7%	33.4%
___________________________________________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
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
During the three and nine months ended September 30, 2013, the Company recognized a deferred tax benefit of $11.1 million ($7.5 million attributable to the controlling interest) from the revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom. The Company also reduced its deferred tax valuation allowance by $1.6 million in the nine months ended September 30, 2013, primarily related to indirect tax benefits from foreign tax positions.
The components of deferred tax assets and liabilities are as follows:

	December 31, 2012	September 30, 2013
Deferred Tax Assets
State net operating loss carryforwards	$23.9	$27.5
Deferred compensation	23.9	27.2
Foreign tax credit carryforwards	20.1	10.2
Tax benefit of uncertain tax positions	17.6	16.3
Accrued expenses	6.0	11.3
Capital loss carryforwards	1.5	1.5
Total deferred tax assets	93.0	94.0
Valuation allowance	(21.3)	(24.9)
Deferred tax assets, net of valuation allowance	71.7	69.1
Deferred Tax Liabilities
Intangible asset amortization	$(238.2)	$(265.4)
Convertible securities interest	(189.2)	(142.1)
Non-deductible intangible amortization	(120.1)	(103.1)
Deferred revenue	(18.5)	(17.1)
Other	(2.8)	(2.8)
Total deferred tax liabilities	(568.8)	(530.5)
Net deferred tax liability	$(497.1)	$(461.4)
Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's 2008 senior convertible notes and junior convertible trust preferred securities also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes. In the nine months ended September 30, 2013, $50.6 million of deferred tax liabilities were reclassified to stockholders' equity related to the settlement of the 2008 senior convertible notes.
At September 30, 2013, the Company has state net operating loss carryforwards that expire over a 15-year period beginning in 2013. The Company also has foreign tax credit carryforwards that expire over a 10-year period beginning in 2013. The valuation allowances at December 31, 2012 and September 30, 2013 were principally related to the Company's projections of taxable income prior to the expiration of these state and federal carryforwards.
As of September 30, 2013, the Company carried a liability for uncertain tax positions of $20.9 million, including $2.1 million for interest and related charges. At September 30, 2013 this liability also included $17.7 million for tax positions that, if recognized, would affect the Company's effective tax rate.
The Company periodically has tax examinations in the United States and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.

14.	Earnings Per Share
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Numerator
Net income (controlling interest)	$54.9	$75.2	$98.9	$202.3
Convertible securities interest expense, net	—	2.6	—	—
Net income (controlling interest), as adjusted	$54.9	$77.8	$98.9	$202.3
Denominator
Average shares outstanding—basic	51.7	53.2	51.6	53.0
Effect of dilutive instruments:
Contingently convertible securities	—	2.0	—	—
Stock options and restricted stock	1.3	1.3	1.3	1.4
Forward equity sales	—	0.4	—	0.3
Average shares outstanding—diluted	53.0	56.9	52.9	54.7
The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Stock options and restricted stock	0.6	0.0	0.6	0.0
Senior convertible securities	3.7	1.3	3.7	2.9
Junior convertible trust preferred securities	4.2	2.2	4.2	4.2
Forward equity sales	0.3	—	0.3	—
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

15.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended
	September 30, 2012			September 30, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$15.2	$—	$15.2	$18.1	$—	$18.1
Change in net realized and unrealized loss on derivative securities	(0.5)	0.2	(0.3)	—	—	—
Change in net unrealized gain on investment securities	1.9	(0.7)	1.2	10.2	(3.9)	6.3
Other comprehensive income	$16.6	$(0.5)	$16.1	$28.3	$(3.9)	$24.4

	For the Nine Months Ended
	September 30, 2012			September 30, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$19.7	$—	$19.7	$(14.4)	$—	$(14.4)
Change in net realized and unrealized gain (loss) on derivative securities	(1.4)	0.5	(0.9)	1.3	(0.5)	0.8
Change in net unrealized loss on investment securities	(1.8)	0.7	(1.1)	(5.6)	1.7	(3.9)
Other comprehensive income (loss)	$16.5	$1.2	$17.7	$(18.7)	$1.2	$(17.5)
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2012	$76.2	$(2.9)	$8.0	$81.3
Other comprehensive income before reclassifications	(14.4)	0.8	(2.4)	(16.0)
Amounts reclassified from other comprehensive income	—	—	(1.5)	(1.5)
Net other comprehensive income	(14.4)	0.8	(3.9)	(17.5)
Balance, as of September 30, 2013	$61.8	$(2.1)	$4.1	$63.8

16.	Segment Information
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

Statements of Income

	Three Months Ended September 30, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$210.7	$208.3	$48.3	$467.3
Operating expenses:
Depreciation, intangible amortization and impairments	19.0	5.4	3.1	27.5
Other operating expenses	131.5	139.1	29.5	300.1
	150.5	144.5	32.6	327.6
Operating income	60.2	63.8	15.7	139.7
Income from equity method investments	14.8	3.2	1.4	19.4
Other non-operating (income) and expenses:
Investment and other income	(2.8)	(3.2)	(0.9)	(6.9)
Interest expense	12.0	7.5	2.3	21.8
Imputed interest and contingent payment arrangements	3.0	3.2	0.5	6.7
	12.2	7.5	1.9	21.6
Income before income taxes	62.8	59.5	15.2	137.5
Income taxes	9.4	7.5	2.5	19.4
Net income	53.4	52.0	12.7	118.1
Net income (non-controlling interests)	(28.5)	(27.3)	(7.4)	(63.2)
Net income (controlling interest)	$24.9	$24.7	$5.3	$54.9

	Three Months Ended September 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$229.1	$268.0	$54.5	$551.6
Operating expenses:
Depreciation, intangible amortization and impairments	17.6	15.6	2.9	36.1
Other operating expenses	140.3	174.7	31.4	346.4
	157.9	190.3	34.3	382.5
Operating income	71.2	77.7	20.2	169.1
Income from equity method investments	27.7	4.0	2.4	34.1
Other non-operating (income) and expenses:
Investment and other income	(3.9)	(3.8)	(0.3)	(8.0)
Interest expense	10.6	7.3	2.0	19.9
Imputed interest and contingent payment arrangements	1.2	2.5	0.2	3.9
	7.9	6.0	1.9	15.8
Income before income taxes	91.0	75.7	20.7	187.4
Income taxes	17.9	8.8	4.3	31.0
Net income	73.1	66.9	16.4	156.4
Net income (non-controlling interests)	(33.3)	(39.1)	(8.8)	(81.2)
Net income (controlling interest)	$39.8	$27.8	$7.6	$75.2

	Nine Months Ended September 30, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$636.8	$557.4	$120.3	$1,314.5
Operating expenses:
Depreciation, intangible amortization and impairments	57.8	115.1	6.8	179.7
Other operating expenses	400.9	385.2	75.2	861.3
	458.7	500.3	82.0	1,041.0
Operating income	178.1	57.1	38.3	273.5
Income from equity method investments	34.6	8.5	4.2	47.3
Other non-operating (income) and expenses:
Investment and other income	(10.9)	(7.5)	(1.9)	(20.3)
Interest expense	33.7	19.5	5.6	58.8
Imputed interest and contingent payment arrangements	(12.1)	(24.7)	1.1	(35.7)
	10.7	(12.7)	4.8	2.8
Income before income taxes	202.0	78.3	37.7	318.0
Income taxes	39.2	—	6.8	46.0
Net income	162.8	78.3	30.9	272.0
Net income (non-controlling interests)	(85.8)	(70.0)	(17.3)	(173.1)
Net income (controlling interest)	$77.0	$8.3	$13.6	$98.9

	Nine Months Ended September 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$694.6	$741.5	$158.7	$1,594.8
Operating expenses:
Depreciation, intangible amortization and impairments	57.1	42.0	9.3	108.4
Other operating expenses	429.8	483.2	92.4	1,005.4
	486.9	525.2	101.7	1,113.8
Operating income	207.7	216.3	57.0	481.0
Income from equity method investments	102.1	11.7	7.2	121.0
Other non-operating (income) and expenses:
Investment and other income	(9.8)	(9.2)	(1.0)	(20.0)
Interest expense	38.4	23.5	6.6	68.5
Imputed interest and contingent payment arrangements	8.2	16.7	1.6	26.5
	36.8	31.0	7.2	75.0
Income before income taxes	273.0	197.0	57.0	527.0
Income taxes	60.6	34.6	11.4	106.6
Net income	212.4	162.4	45.6	420.4
Net income (non-controlling interests)	(97.8)	(95.2)	(25.1)	(218.1)
Net income (controlling interest)	$114.6	$67.2	$20.5	$202.3
Total assets as of December 31, 2012	3,176.5	2,354.8	655.8	6,187.1
Total assets as of September 30, 2013	2,964.6	2,633.5	663.0	6,261.1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

•	we cannot be certain that we will be successful in investing in additional investment management firms or that existing and new Affiliates will have favorable operating results;

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and such financing activities could increase our interest expense, decrease our Net income and/or dilute the interests of our existing stockholders; and

•
those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, and in any other filings we make with the Securities and Exchange Commission from time to time.

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
As of September 30, 2013, we manage $508.4 billion in assets through our Affiliates across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. The following summarizes our operations in our three principal distribution channels.

•
In the Institutional distribution channel, we manage assets for large institutional investors world-wide, including sovereign wealth funds, foundations, endowments, and retirement plans for corporations and municipalities.

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
Financial Results
For the three and nine months ended September 30, 2013, Net income (controlling interest) was $75.2 million and $202.3 million, respectively, while Earnings per share—diluted was $1.37 and $3.70, respectively, representing a 32% and 98% increase over the prior year, and Cash flow from operations was $282.8 million and $747.6 million, respectively. For the three and nine months ended September 30, 2012, Net income (controlling interest) was $54.9 million and $98.9 million, respectively, Earnings per share—diluted was $1.04 and $1.87, respectively, and Cash flow from operations was $211.1 million and $447.1 million, respectively.
For the three and nine months ended September 30, 2013, Economic net income was $121.8 million and $367.2 million, respectively, while Economic earnings per share was $2.19 and $6.63, respectively, representing a 15% and 29% increase over the prior year, and EBITDA was $170.4 million and $518.4 million, respectively. For the three and nine months ended September 30, 2012, Economic net income was $101.2 million and $272.3 million, respectively, Economic earnings per share was $1.91 and $5.15, respectively, and EBITDA was $133.5 million and $361.2 million, respectively. Reconciliations of Net income to Economic net income and Cash flow from operations to EBITDA are included on pages 30 and 32, respectively.
For the twelve months ended September 30, 2013, our assets under management increased 22% to $508.4 billion. The increase was primarily the result of $50.2 billion from investment performance and $40.3 billion from organic growth from net client cash flows.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in millions, except as noted and per share data)	2012	2013	% Change	2012	2013	% Change
Assets under Management (in billions)	$416.1	$508.4	22%	$416.1	$508.4	22%
Average assets under Management (in billions)	399.6	493.7	24%	368.0	470.4	28%
Revenue	467.3	551.6	18%	1,314.5	1,594.8	21%
EBITDA(1)	133.5	170.4	28%	361.2	518.4	44%
Net income (controlling interest)(2)	54.9	75.2	37%	98.9	202.3	105%
Earnings per share—diluted	1.04	1.37	32%	1.87	3.70	98%
Economic net income(3)	101.2	121.8	20%	272.3	367.2	35%
Economic earnings per share(3)	1.91	2.19	15%	5.15	6.63	29%
___________________________________________________________

(1)	EBITDA, including a reconciliation to Cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 31.

(2)
During the first half of 2012, we recognized gains related to certain of our contingent payment arrangements and reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates as described in footnotes 1 and 2 on page 25.

(3)	Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 29.
Diversification of Assets under Management
The following table provides information regarding the composition of our assets under management:

	December 31, 2012		September 30, 2013
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$279.5	65%	$333.5	66%
Alternative(2)	105.1	24%	121.3	24%
Fixed Income(3)(4)	47.2	11%	53.6	10%
Total	$431.8	100%	$508.4	100%
Geography(5)
Global	$228.0	53%	$264.6	52%
Domestic	152.5	35%	188.8	37%
Emerging Markets	51.3	12%	55.0	11%
Total	$431.8	100%	$508.4	100%
___________________________________________________________

(1)	The Equity asset class includes equity, balanced and asset allocation products.

(2)	The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)	Our Affiliates sponsor money market funds with fund assets representing less than 0.05% of our assets under management.

(4)	Investments in sovereign and non-sovereign debt of European countries represent less than 1% of our assets under management.

(5)	The Geography of a particular investment product describes the general location of its investment holdings.
During the nine months ended September 30, 2013, on an asset class basis, we experienced organic growth from net client cash flows which totaled $35.2 billion and positive investment performance across all asset classes, with no significant change in asset composition. On a geographic basis, strong investment performance in the Domestic region, relative to International and Emerging Markets, resulted in a relative increase in assets under management in that region in 2013.
Assets under Management by Operating Segment
The following table presents changes in our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels).
Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
June 30, 2013	$267.5	$142.8	$59.2	$469.5
Client cash inflows	11.2	12.0	2.6	25.8
Client cash outflows	(6.3)	(7.1)	(2.3)	(15.7)
Net client cash flows	4.9	4.9	0.3	10.1
New Investments	—	—	3.0	3.0
Investment performance	14.7	8.4	2.7	25.8
September 30, 2013	$287.1	$156.1	$65.2	$508.4

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2012	$254.3	$121.9	$55.6	$431.8
Client cash inflows	33.5	40.6	8.4	82.5
Client cash outflows	(18.1)	(22.6)	(6.6)	(47.3)
Net client cash flows	15.4	18.0	1.8	35.2
New Investments	—	—	3.0	3.0
Investment performance	18.6	16.2	4.8	39.6
Other(1)	(1.2)	—	—	(1.2)
September 30, 2013	$287.1	$156.1	$65.2	$508.4

___________________________________________________________

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interest in certain Affiliated investment management firms, the financial effects of which are not material to our ongoing results.

The net flows for the nine months ended September 30, 2013 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2012	2013	% Change	2012	2013	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$234.2	$280.5	20%	$225.4	$270.7	20%
Mutual Fund	112.0	151.2	35%	98.4	140.0	42%
High Net Worth	53.4	62.0	16%	44.2	59.7	35%
Total	$399.6	$493.7	24%	$368.0	$470.4	28%
Consolidated Affiliates
Institutional	$154.0	$168.6	9%	$152.2	$166.5	9%
Mutual Fund	92.3	120.2	30%	81.2	111.9	38%
High Net Worth	43.9	49.3	12%	34.4	48.3	40%
Total	$290.2	$338.1	17%	$267.8	$326.7	22%
Revenue
Institutional	$210.7	$229.1	9%	$636.8	$694.6	9%
Mutual Fund	208.3	268.0	29%	557.4	741.5	33%
High Net Worth	48.3	54.5	13%	120.3	158.7	32%
Total	$467.3	$551.6	18%	$1,314.5	$1,594.8	21%
Net income (controlling interest)(1)
Institutional	$24.9	$39.8	60%	$77.0	$114.6	49%
Mutual Fund(2)	24.7	27.8	13%	8.3	67.2	n.m. (3)
High Net Worth	5.3	7.6	43%	13.6	20.5	51%
Total	$54.9	$75.2	37%	$98.9	$202.3	105%
EBITDA(4)
Institutional	$73.3	$90.9	24%	$207.0	$291.3	41%
Mutual Fund	46.4	62.4	34%	119.9	177.8	48%
High Net Worth	13.8	17.1	24%	34.3	49.3	44%
Total	$133.5	$170.4	28%	$361.2	$518.4	44%
___________________________________________________________

(1)
During the first half of 2012, we recognized a gain totaling $57.3 million ($39.6 million attributable to the controlling interest) related to certain of our contingent payment arrangements. The controlling interest portion of the gain was allocated $20.2 million, $19.1 million and $0.3 million to our Institutional, Mutual Fund and High Net Worth channels, respectively. During the first half of 2013, we recognized a loss totaling $10.3 million (all of which was attributable to the controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $9.6 million and $0.7 million to our Mutual Fund and High Net Worth channels, respectively.

(2)	During the first half of 2012, we reduced the carrying value of an indefinite‑lived intangible asset at one of our Affiliates and, accordingly, recorded pre‑tax expenses of $102.2 million.

(3)	Percentage change is not meaningful.

(4)	EBITDA, including a reconciliation to cash flow from operations, is discussed in "Supplemental Liquidity Measure" on page 31.

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
Revenue
Our revenue is generally determined by the level of our average assets under management and the composition of our assets across our operating segments and products within our operating segments, which realize different fee rates. Our ratio of revenue to average assets under management (in total and by channel) is calculated as revenue divided by average assets under management and may change as a result of new investments, net client cash flows, performance and, to a lesser extent, changes in contractual fees. Therefore, changes in this ratio should not necessarily be viewed as an indicator of changes in contractual fee rates billed by our Affiliates to their clients.
Our revenue is also determined by the level of performance fees recognized. Performance fees are generally measured on absolute or relative investment performance against a benchmark. As a result, the level of performance fees earned can vary significantly from period to period and these fees may not necessarily be correlated to changes in assets under management.
Our revenue increased $84.3 million (or 18%) in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Our revenue increased $280.3 million (or 21%) in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, net client cash flows and our new Affiliate investments in 2012.
Neither changes in the composition of our assets under management between or within operating segments nor changes to our contractual fee rates had a significant impact on our results.
The following discusses the changes in our revenue by operating segments.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $18.4 million (or 9%) in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Our revenue in the Institutional distribution channel increased $57.8 million (or 9%) in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $59.7 million (or 29%) in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from net client cash flows and investment performance.
Our revenue in the Mutual Fund distribution channel increased $184.1 million (or 33%) in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from net client cash flows, investment performance and our new Affiliate investments in 2012. The decline in our ratio of revenue to average assets under management was primarily the result of our new Affiliate investments in 2012 that have comparatively lower fee rates.

High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $6.2 million (or 13%) in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Our revenue in the High Net Worth distribution channel increased $38.4 million (or 32%) in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily from an increase in average assets under management from our consolidated Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The increase in average assets under management resulted principally from our new Affiliate investments in 2012, investment performance and net client cash flows. The decline in our ratio of revenue to average assets under management was primarily the result of our new Affiliate investments in 2012 that have comparatively lower fee rates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2012	2013		2012	2013
Compensation and related expenses	$196.8	$229.8	17%	$565.9	$679.7	20%
Selling, general and administrative	93.9	106.4	13%	267.7	298.2	11%
Intangible amortization and impairments	24.0	32.7	36%	169.1	98.1	(42)%
Depreciation and other amortization	3.5	3.4	(3)%	10.6	10.3	(3)%
Other operating expenses	9.4	10.2	9%	27.7	27.5	(1)%
Total operating expenses	$327.6	$382.5	17%	$1,041.0	$1,113.8	7%
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
Compensation and related expenses increased $33.0 million (or 17%) and $113.8 million (or 20%) in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, respectively. These increases were primarily a result of the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. In the nine months ended September 30, 2013, the increase was also a result of an increase in Affiliate expenses from our new Affiliate investments in 2012 of $38.0 million.
Selling, general and administrative expenses increased $12.5 million (or 13%) and $30.5 million (or 11%) in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, respectively. These increases resulted primarily from increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. In the nine months ended September 30, 2013, the increase was also a result of increases in Affiliate expenses from new Affiliate investments in 2012 of $11.9 million.
Intangible amortization and impairments increased $8.7 million (or 36%) in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This increase was primarily related to an increase in amortization attributable to a definite-lived asset in 2013. Intangible amortization and impairments decreased $71.0 million (or 42%) in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This decrease was primarily the result of a reduction in the carrying value of an indefinite-lived asset at one of our Affiliates in 2012 which did not reoccur in 2013.
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

Accordingly, we have not consolidated these Affiliates' operating results (including their revenue). The following table summarizes our share of the profits from our equity method investments:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2012	2013	% Change	2012	2013	% Change
Equity method earnings	$29.6	$44.5	50%	$73.8	$152.1	106%
Equity method amortization	10.2	10.4	2%	26.5	31.1	17%
Income from equity method investments	$19.4	$34.1	76%	$47.3	$121.0	156%
Equity method earnings increased $14.9 million (or 50%) and $78.3 million (or 106%) in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, respectively. These increases were the result of increases in revenue, including higher performance fees, as well as our additional investment in an existing Affiliate during 2012. The increase in our equity method amortization was primarily the result of our additional investment in an existing Affiliate during 2012.
Other Income Statement Data
The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2012	2013	% Change	2012	2013	% Change
Investment and other income	$6.9	$8.0	16%	$20.3	$20.0	(1)%
Interest expense	21.8	19.9	(9)%	58.8	68.5	16%
Imputed interest and contingent payment arrangements	6.7	3.9	(42)%	(35.7)	26.5	n.m. (1)
Income tax expense	19.4	31.0	60%	46.0	106.6	132%
___________________________________________________________

(1)	Percentage change is not meaningful.
Interest expense decreased $1.9 million (or 9%) in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, principally as a result of the settlement of our 2008 senior convertible notes ($3.6 million) and decreases in revolver borrowing costs. These decreases were partially offset by an increase of $3.2 million related to the issuance of senior notes in August and October 2012. Interest expense increased $9.7 million (or 16%) in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily as a result of an increase of $13.2 million related to the issuance of senior notes in August and October 2012, partially offset by the settlement of our 2008 senior convertible notes.
Imputed interest and contingent payment arrangements decreased $2.8 million (or 42%) in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This decrease was primarily a result of the settlement of our 2008 senior convertible notes in the three months ended September 30, 2013. Imputed interest and contingent payment arrangements increased $62.2 million in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase was primarily a result of a $10.3 million loss on the revaluation of our contingent payment arrangements in the first half of 2013 as compared to a $57.3 million gain on the revaluation of our contingent payment arrangements in the first half of 2012.
Income taxes increased $11.6 million (or 60%) in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 from an increase in pre-tax earnings and a 2012 decrease of $3.1 million in our deferred tax valuation allowance, which did not reoccur in 2013. The 2012 decrease was primarily related to indirect tax benefits from foreign tax positions. Income taxes increased $60.6 million (or 132%) in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, principally from an increase in pre-tax earnings.
Net Income

The following table summarizes Net income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2012	2013	% Change	2012	2013	% Change
Net income	$118.1	$156.4	32%	$272.0	$420.4	55%
Net income (non-controlling interests)	63.2	81.2	28%	173.1	218.1	26%
Net income (controlling interest)	54.9	75.2	37%	98.9	202.3	105%
Net income (non-controlling interests) increased $18.0 million (or 28%) and $45.0 million (or 26%) in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, respectively, primarily as a result of the previously discussed changes in revenue and expenses.
Net income (controlling interest) increased $20.3 million (or 37%) and $103.4 million (or 105%) in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, respectively, primarily as a result of the previously discussed changes in revenue and expenses.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2012	2013	2012	2013
Net income (controlling interest)	$54.9	$75.2	$98.9	$202.3
Intangible amortization and impairments(1)	29.9	38.2	184.1	114.7
Intangible-related deferred taxes	11.7	5.2	0.1	29.4
Imputed interest and contingent payment arrangements(2)	4.0	2.5	(12.7)	17.0
Affiliate equity expense	0.7	0.7	1.9	3.8
Economic net income	$101.2	$121.8	$272.3	$367.2
Average shares outstanding—diluted	53.0	56.9	52.9	54.7
Assumed issuance of trust preferred shares	—	(2.0)	—	—
Dilutive impact of senior convertible securities shares	—	0.4	—	0.5
Dilutive impact of trust preferred shares	—	0.3	—	0.2
Average shares outstanding—adjusted diluted	53.0	55.6	52.9	55.4
Economic earnings per share	$1.91	$2.19	$5.15	$6.63
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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2013	2012	2013
Reported Intangible amortization and impairments	$24.0	$32.7	$169.1	$98.1
Intangible amortization—non-controlling interests	(4.3)	(4.9)	(11.5)	(14.5)
Equity method amortization	10.2	10.4	26.5	31.1
	$29.9	$38.2	$184.1	$114.7

(2)
Our reported Imputed interest and contingent payment arrangements was $6.7 million and $3.9 million for the three months ended September 30, 2012 and 2013, respectively, and $(35.7) million and $26.5 million for the nine months ended September 30, 2012 and 2013, respectively. Included in our Imputed interest and contingent payment arrangements for the three and nine months ended September 30, 2012 was $0.7 million and $(14.6) million, respectively, of imputed interest attributable to the non-controlling interests, an amount not added back to Net income (controlling interest) to measure our Economic net income. There was no Imputed interest attributable to the non-controlling interests for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources
The following table summarizes certain key financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2012	September 30, 2013
Balance Sheet Data
Cash and cash equivalents	$430.4	$522.4
Senior bank debt	325.0	575.0
Senior notes	340.0	340.0
Senior convertible securities(1)	450.1	—
Junior convertible trust preferred securities	515.5	517.9

___________________________________________________________

(1)	In July, we called all of our outstanding 2008 senior convertible notes as described on page 33.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2013	2012	2013
Cash Flow Data
Operating cash flow	$211.1	$282.8	$447.1	$747.6
Investing cash flow	(354.0)	(34.1)	(747.9)	(43.8)
Financing cash flow	202.2	(145.5)	220.5	(611.6)
EBITDA(1)	133.5	170.4	361.2	518.4
___________________________________________________________

(1)	The definition of EBITDA is presented under "Supplemental Liquidity Measure."
Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of September 30, 2013, our bank leverage and bank interest coverage ratios were 1.3 and 9.4, respectively, and we were in compliance with all terms of our credit facility. We have $675.0 million of remaining capacity under our credit facility, and could borrow all such capacity and remain in compliance with our credit facility.
During the first half of 2013, we were upgraded to BBB by both Standard & Poor's and Fitch rating agencies. With the exception of a modest increase in the borrowing rate under our credit facility (0.25%), a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).
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
The following table provides a reconciliation of cash flow from operations to EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2012	2013	2012	2013
Cash flow from operating activities	$211.1	$282.8	$447.1	$747.6
Interest expense, net of non-cash items(1)	19.7	17.8	53.1	60.7
Current tax provision	8.8	32.7	31.1	73.6
Income from equity method investments, net of distributions(2)	8.8	3.7	(5.5)	(35.1)
Net income (non-controlling interests)	(63.2)	(81.2)	(173.1)	(218.1)
Changes in assets and liabilities	(34.7)	(72.4)	48.6	(49.1)
Other non-cash adjustments(3)	(17.0)	(13.0)	(40.1)	(61.2)
EBITDA	$133.5	$170.4	$361.2	$518.4
___________________________________________________________

(1)
Non-cash items include Amortization of issuance costs and Imputed interest and contingent payment arrangements of $8.7 million and $6.0 million for the three months ended September 30, 2012 and 2013, respectively, and $(30.0) million and $34.3 million for the nine months ended September 30, 2012 and 2013, respectively.

(2)
Distributions from equity method investments were $20.8 million and $40.9 million for the three months ended September 30, 2012 and 2013, respectively, and $79.2 million and $187.5 million for the nine months ended September 30, 2012 and 2013, respectively.

(3)	Other non-cash adjustments include share-based compensation expense and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.
In the nine months ended September 30, 2013, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash were to settle our 2008 senior convertible notes, repay senior bank debt, make distributions to Affiliate partners, settle contingent payment obligations and repay our other liabilities. We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes.
The following table summarizes the principal amount due at maturity of our debt obligations and convertible securities as of September 30, 2013:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$575.0	2018	(1)
Senior notes	340.0	2022/2042	(2)
Junior convertible trust preferred securities	730.8	2036/2037	(3)
___________________________________________________________

(1)	Settled in cash.

(2)	Settled in cash on or after October 15, 2015 for the 2022 senior notes and August 15, 2017 for the 2042 senior notes.

(3)	Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.
Senior Bank Debt
We entered into a $1.25 billion senior unsecured revolving credit facility in April 2013 (the "credit facility"). The credit facility matures in April 2018. As of September 30, 2013, the current outstanding balance under the credit facility is $575.0 million.
The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.
Senior Notes

At September 30, 2013, we have two senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2042 Senior Notes
Issue date	October 2012	August 2012
Maturity date	October 2022	August 2042
Potential Call Date	October 2015	August 2017
Par value (in millions)	$140.0	$200.0
Call Price	At Par	At Par
Stated coupon	5.25%	6.375%
Coupon frequency	Quarterly	Quarterly
Convertible Securities
In the second and third quarters of 2013, we repurchased $79.5 million principal amount outstanding of the 3.95% senior convertible notes due 2038 (“2008 senior convertible notes”). Subsequent to the repurchases, we called the remaining 2008 senior convertible notes ($380.5 million principal amount) for redemption on August 15, 2013 at their principal amount. In lieu of redemption, holders of the 2008 senior convertible notes elected to convert their securities. We elected to settle such conversions in cash. In connection with our call and prior repurchases, we paid an aggregate of $641.3 million. All of our 2008 senior convertible notes have been canceled and retired.
At September 30, 2013, we have two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2006 Junior Convertible Trust Preferred Securities(1)	2007 Junior Convertible Trust Preferred Securities(2)
Issue date	April 2006	October 2007
Maturity date	April 2036	October 2037
Next potential put date	N/A	N/A
Par value (in millions)	$300.0	$430.8
Carrying value (in millions)(3)	217.1	300.8
Denomination	50	50
Current conversion rate	0.333	0.250
Current conversion price	$150.00	$200.00
Stated coupon	5.10%	5.15%
Coupon frequency	Quarterly	Quarterly
Tax deduction rate(4)	7.50%	8.00%
___________________________________________________________

(1)	We may redeem the 2006 junior convertible trust preferred securities if the closing price of our common stock exceeds $195 per share for 20 trading days in a period of 30 consecutive trading days.

(2)	We may redeem the 2007 junior convertible trust preferred securities if the closing price of our common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days.

(3)	The carrying value is accreted to the principal amount at maturity over an expected life of 30 years for each of the junior convertible trust preferred securities.

(4)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $12.0 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if our common stock is trading above certain thresholds at the time of the conversion of the securities. In the nine months ended September 30, 2013, $50.6 million was reclassified to stockholders' equity related to the settlement of the 2008 senior convertible notes.
Both the 2006 and 2007 junior convertible trust preferred securities are convertible, at any time, into a defined number of shares. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof. We can call the 2006 junior convertible trust preferred securities if the closing price of our common stock exceeds $195 per share for 20 trading days in a period of 30 consecutive trading days. We can call the 2007 junior convertible trust preferred securities if the closing price of our common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days. Holders of the 2006 and 2007 junior convertible trust preferred securities have no rights to put these securities to us.
Derivative Instruments
From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of September 30, 2013, the unrealized loss on these contracts was $2.7 million.
Forward Equity Sale Agreement
In 2012, we amended our forward equity agreement with our counterparties to increase the amount of shares of common stock we may sell to an aggregate of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. We have the ability to settle the contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock. During the three months ended September 30, 2013, we agreed to net settle $37.6 million notional amount of forward equity contracts for cash at an average share price of $185.13 and, in October 2013, agreed to net settle an additional $39.4 million notional amount at an average share price of $185.98. In total, we have agreed to net settle $77.0 million notional amount of forward equity contracts for cash at an average share price of $185.56.
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
The increase in cash flows from operations in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 resulted principally from an increase in net income as adjusted for distributions from equity method investments and non-cash charges ($202.7 million), as well as decreases in the settlements of accounts payable and accrued liabilities ($78.0 million).
Investing Cash Flow
Net cash flow used in investing activities decreased $704.1 million in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease was due to a decrease in investments in Affiliates ($729.0 million). This change was partially offset by lower sales of investment securities in the nine months ended September 30, 2012 ($26.4 million).

Financing Cash Flow
Net cash flow used in financing activities increased $832.1 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This was primarily a result of the settlement of 2008 senior convertible notes in the nine months ended September 30, 2013 ($641.3 million) and the issuance of senior debt in the nine months ended September 30, 2012 ($200.0 million), which did not reoccur in 2013.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $474.0 million through 2017. In 2013, we do not expect to make any payments to settle portions of these contingent arrangements. We expect to repurchase approximately $50.0 million of Affiliate equity during 2013.
Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.2 million. The timing and amount of repurchases are determined at the discretion of management. There were 0.1 million shares repurchased during the nine months ended September 30, 2013 at an average price paid per share of $184.89.
We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2013. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Contractual Obligations
Senior bank debt	$575.0	$—	$—	$—	$575.0
Junior convertible trust preferred securities	1,606.5	9.2	74.1	74.1	1,449.1
Senior notes	780.9	5.0	40.2	40.2	695.5
Leases	162.4	7.4	52.9	36.8	65.3
Other liabilities(1)	38.6	32.9	—	—	5.7
Derivative instruments	4.5	0.4	3.2	0.9	—
Total contractual obligations	$3,167.9	$54.9	$170.4	$152.0	$2,790.6
Contingent Obligations
Contingent payment obligations(2)	$226.0	$—	$69.3	$156.7	$—
___________________________________________________________

(1)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $20.9 million and $71.6 million as of September 30, 2013, respectively), as we cannot predict when such obligations will be paid.

(2)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2013 is approximately $161.5 million and $312.5 million in periods thereafter.

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
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2013. Please refer to Item 7A in our 2012 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1-31, 2013	—	$—	—	2,288,749
August 1-31, 2013	85,000	184.89	85,000	2,203,749
September 1-30, 2013	—	—	—	2,203,749
Total	85,000	$184.89	85,000
___________________________________________________________

(1)
In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. As of September 30, 2013, approximately 2.2 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 12, 2013	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013).
10.2	Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan.
10.3	Form of Confirmation Letter Agreement, dated as of August 6, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 6, 2013).
10.4	Form of Distribution Agency Agreement, dated as of August 6, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 6, 2013).
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012, (ii) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) the Consolidated Statement of Equity for the nine month period ended September 30, 2013, (iv) the Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements.

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