Form 10-K
period 2013-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2014-02-27
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-13459
____________________________________________________________________________

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
None
____________________________________________________________________________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 28, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $163.94 on that date on the New York Stock Exchange, was $8,612,139,196. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 53,257,848 shares of the registrant's common stock outstanding on February 18, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 10, 2014 are incorporated by reference into Part III.

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
We hold meaningful equity interests in each of our Affiliates. The remaining equity interests are retained by management of the Affiliate and enable Affiliate management to continue to participate in their firm's success. Our investment approach provides a degree of liquidity and diversification to principal owners of boutique investment management firms, and also addresses the succession and ownership transition issues facing many founders and principal owners. Our partnership approach also ensures that our Affiliates maintain operational autonomy in managing their business, thereby preserving their firm's entrepreneurial culture and independence. In particular, our structures are designed to:

•	maintain and enhance Affiliate management equity incentives in their firms;

•	preserve each Affiliate's distinct culture and investment focus; and

•	provide Affiliates with access to the resources of a global asset management company in global distribution, operations, compliance and technology.
Although we invest in firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale.
We believe that substantial opportunities to make investments in high-quality boutique investment management firms will continue to arise as their founders seek to institutionalize their businesses through broader equity ownership, or approach retirement age and begin to plan for succession. We identify select firms based on our thorough understanding of the asset management industry, and have developed relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable firms with the best growth prospects. These firms are typically characterized by a strong multi-generational management team and culture, with a commitment to building longer-term success, focused investment discipline and a diverse set of products sold across multiple distribution channels. We are focused on investing in the highest quality boutique investment management firms, including traditional, alternative and wealth management firms, specializing in an array of investment styles and asset classes. We anticipate that we will have significant additional investment opportunities across the global asset management industry, including the potential for investments in subsidiaries, divisions and other investment teams or products.
Investment Management Operations
As of December 31, 2013, we manage $537.3 billion in assets through our Affiliates (approximately $544 billion including our pending investment in SouthernSun Asset Management LLC) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. We believe that our diversification across geographies, asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.
The composition of our assets under management and a summary of selected financial data attributable to our operations for each distribution channel are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 and 18, respectively.
Institutional Distribution Channel
Through our Affiliates, we manage assets for large institutional investors world-wide including sovereign wealth funds, foundations, endowments, and retirement plans for corporations and municipalities.
Our institutional investment services and products are distributed by sales and marketing professionals developing new institutional business through direct sales efforts and established relationships with pension consultants around the world. Our global distribution platform operates in key markets to extend the reach of our Affiliates' own business development efforts, including offices in Sydney, serving institutional investors in Australia and New Zealand; London and Zurich, serving institutional investors in the United Kingdom and Europe; Dubai, serving institutional investors in the Middle East; and Hong Kong, serving institutional investors in Asia. Our efforts are designed to provide our Affiliates with the necessary resources and expertise to ensure that their products and services are responsive to the evolving demands of the global marketplace. Our Affiliates currently manage assets for non-U.S. clients in more than 50 countries, including all major developed markets.
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
In January 2014, we announced the rebranding of our U.S. domestic retail distribution business as AMG Funds, and the alignment of Aston Asset Management LP ("Aston") within the AMG Funds business by acquiring the remaining equity of Aston that we do not already own. The transaction is subject to the approval of Aston mutual fund shareholders, and is expected to close by June 1, 2014.
High Net Worth Distribution Channel
Through our Affiliates, we provide advisory services to ultra-high net worth individuals, families and charitable foundations. Direct services to these clients include customized investment counseling, investment management and fiduciary services. AMG Wealth Partners extends and tailors our innovative partnership approach to equity investments in ultra-high net worth wealth management firms.
Also through our Affiliates, we provide advisory services to high net worth individuals through managed account relationships with intermediaries such as brokerage firms and, through our global distribution platform, we provide our Affiliates with enhanced managed account distribution and administration capabilities to individual managed account clients.
Our Structure and Relationship with Affiliates
We establish and maintain long-term partnerships with our Affiliates, believing that Affiliate management equity ownership (along with AMG's ownership) aligns our interests and provides Affiliates with a powerful incentive to continue to grow their business. We partner with the highest quality boutique investment management firms in the industry, with outstanding management teams, strong long-term performance records and a demonstrated commitment to continued growth and success. Our partnership approach ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their entrepreneurial culture and independence.
Although the specific structure of each investment is highly tailored to meet the needs of a particular Affiliate, in all cases we establish a meaningful equity interest in the firm, with the remaining equity interests retained by Affiliate management. Each Affiliate is organized as a separate firm, and its operating or shareholder agreement is structured to provide appropriate incentives for management owners and to address their particular characteristics while also enabling us to protect our interests, including through arrangements such as long-term employment agreements with key members of the firm.
We generally have contractual arrangements ("revenue sharing arrangements") with our Affiliates. In many cases, a percentage of revenue is allocable to fund operating expenses, including compensation (the "Operating Allocation"), while the remaining revenue (the "Owners' Allocation") is allocable to us and Affiliate management. In other revenue sharing arrangements, we own a minority interest that allocates a percentage of the Affiliate's revenue to us, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions to the other owners. Under our revenue sharing arrangements, our contractual share of revenue generally has priority over allocations to Affiliate management. Certain of our Affiliates operate under profit-based arrangements through which we receive a share of profits as cash flow, rather than a percentage of revenue through a typical revenue sharing agreement. As a result, we participate fully in any increase or decrease in the revenue or expenses of such firms. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the firm's growth strategy.
Many of our Affiliate operating agreements provide Affiliate management conditional rights ("put rights") that enable them to gradually sell their retained equity interests to us at certain intervals over time. These agreements also provide us conditional rights that require Affiliate management to sell their equity interests to us ("call rights"). These rights enhance our ability to keep our ownership within a desired range and provide Affiliate management sufficient incentives to grow and improve their business and create equity value for themselves. These conditional rights help facilitate our ability to provide equity ownership opportunities in our Affiliates to a broader group of management.

Through our Affiliates, we derive most of our revenue from the provision of investment management services. Investment management fees ("asset-based fees") are typically determined as a percentage fee charged on the value of a client's assets under management. Our private equity products generally bill for their services based on a percentage of committed capital.
Certain clients are billed for all or a portion of their accounts based upon assets under management valued at the beginning of a billing period ("in advance"). Other clients are billed for all or a portion of their accounts based upon assets under management valued at the end of the billing period ("in arrears"). Most client accounts in the High Net Worth distribution channel are billed in advance while most client accounts in the Institutional distribution channel are billed in arrears. Clients in the Mutual Fund distribution channel are billed based upon average daily assets under management. Asset-based fees billed in advance will not reflect subsequent changes in the market value of assets under management for that period but may reflect changes due to client withdrawals. Conversely, asset-based fees billed in arrears will reflect changes in the market value of assets under management for that period.
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

•
the level of Affiliate revenue, which is dependent on assets under management at our consolidated Affiliates and the ability of our existing and future Affiliates to maintain or increase assets under management by maintaining their existing investment advisory relationships and fee structures, marketing their services successfully to new clients and obtaining favorable investment results;

•	the timing of recognition and amount of Affiliate performance fees;

•	our receipt of Owners' Allocation from Affiliates with revenue sharing arrangements;

•	the increases or decreases in the revenue and expenses of Affiliates that operate on a profit-based model;

•	the availability and cost of the capital with which we finance our existing and new investments;

•	our success in making new investments and the terms upon which such transactions are completed;

•	the level of intangible assets and the associated amortization expense resulting from our investments;

•	the level of our expenses, including compensation for our employees; and

•	the level of taxation to which we are subject.
Pending Investments
In December 2013, we announced that we will acquire a majority equity interest in SouthernSun Asset Management, LLC (“SouthernSun”). After the closing of the transaction, SouthernSun’s partners will continue to hold a substantial portion of the equity of the business and direct its day-to-day operations. SouthernSun has approximately $6 billion in assets under management and manages long-term, concentrated portfolios through a fundamental, research-intensive investment process. We anticipate the transaction will close in the first quarter of 2014, subject to customary closing conditions and regulatory approvals.
Investments in Affiliates
Our target investment universe includes more than 1,800 investment management firms globally, and we have established relationships with approximately 800 of these firms and continue to develop new relationships with additional firms. With our track record of successful partnership, we are uniquely positioned to execute on a diverse opportunity set, including a broad array of traditional, alternative and wealth management firms. We believe that demographic trends will continue to create a number of succession planning opportunities as the founders of independent firms recognize the need for partnership transition, or otherwise seek a degree of financial diversification and access to the resources of a global asset management company to pursue their growth strategy. In addition, we believe alternative firms will continue to seek institutional partnerships and liquidity, thereby creating a number of opportunities for minority investments. Finally, we expect that transaction opportunities will continue to include larger financial organizations disposing of non-core asset management subsidiaries.
We are well positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, our broad industry relationships, and our substantial experience and expertise in structuring and negotiating transactions. We have a strong reputation as an outstanding partner to our existing Affiliates, and are widely recognized in the marketplace as providing an innovative solution for the succession needs of the highest quality boutique investment management firms in the world.
Competition
In each of our three principal distribution channels, we and our Affiliates compete with a large number of other domestic and foreign investment management firms, as well as subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological and marketing resources, captive distribution and greater assets under management and many offer an even broader array of investment products and services. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms to compete with our Affiliates, especially in the Institutional distribution channel. We believe that the most important factors affecting our ability to compete for clients in our three principal distribution channels are the:

•	performance records, investment style, discipline and reputation of our Affiliates and their management teams;

•	ability to attract and retain high quality investment professionals;

•	depth and continuity of client relationships;

•	diversity of products offered;

•	level of client service offered;

•	continued success of our global distribution platform and the strong business relationships with the major intermediaries who currently distribute our products; and

•	development and marketing of new investment strategies to meet the changing needs of investors.
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
We compete with a number of acquirers of investment management firms, including other investment management companies, private equity firms, sovereign wealth funds and larger financial organizations. Some of these competitors have longer operating histories and greater financial and strategic resources than we do, which may make our competitors more attractive to the owners of the firms in which we are considering an investment. In addition, these competitors may have a lower cost of capital and access to funding sources that are not available to us. We believe that important factors affecting our ability to compete for future investments are the:

•	degree to which target firms view our investment structure as preferable, financially, operationally or otherwise, to acquisition or investment arrangements offered by other potential purchasers; and

•	reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.
Government Regulation
Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing regulations or new interpretations or guidance. Global financial regulatory reform initiatives are likely to result in more stringent regulation, and changes in laws or regulations and their application to us (including under the new risk regime established by the Dodd-Frank Wall Street Reform and Consumer Protection Act) could have a material adverse impact on our business, our profitability and mode of operations, and could require that we or our Affiliates incur substantial cost or curtail our operations or investment offerings. Regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates and any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damage, and potentially have an adverse effect on the price of our common stock.

Our U.S. retail distribution platform is registered with the U.S. Securities and Exchange Commission (SEC) as an investment adviser under the Investment Advisers Act of 1940 (Advisers Act), and sponsors a family of U.S. registered mutual funds managed by Affiliates and unrelated investment managers under the Investment Company Act of 1940 (Investment Company Act). The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and compliance and disclosure obligations. The Investment Company Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of funds. Outside of the U.S., Affiliated Managers Group Limited is regulated by the Financial Conduct Authority (FCA) in the United Kingdom and its branch, AMG Limited (Dubai), is regulated by the Dubai Financial Services Authority. Affiliated Managers Group (Hong Kong) Limited is regulated by the Securities and Futures Commission (SFC) in Hong Kong, and Affiliated Managers Group Pty Ltd is regulated by the Australian Securities and Investments Commission (ASIC) in Australia. Certain of our subsidiaries are subject to regulatory capital requirements, including those of federal, state and international regulatory agencies. Each of our subsidiaries’ regulatory capital, as defined, meets or exceeds all minimum requirements.

Our Affiliates’ investment management operations are also subject to regulation by U.S. and foreign authorities. The majority of our Affiliates are registered as investment advisers under the Advisers Act, and many of our Affiliates are also subject to non-U.S. regulatory oversight. We have Affiliates domiciled in a number of jurisdictions and these Affiliates are subject to extensive regulation under the laws of governmental authorities in each of these jurisdictions. Our Affiliates also offer their products and services in many countries around the world, and are subject to various requirements relating to such activities. Many of our Affiliates also sponsor registered and unregistered funds in the U.S. and domiciled in other jurisdictions, including Guernsey, Ireland, Luxembourg, British Virgin Islands and the Cayman Islands, and are subject to regulatory requirements in those jurisdictions and in the jurisdictions where those funds may be offered. Our Affiliates invest in publicly traded securities of issuers across the globe and are subject to requirements in numerous jurisdictions for reporting of beneficial ownership positions in those countries. Virtually all aspects of the asset management business, including related sales and distribution activities, are subject to regulation. These laws, rules and regulations are primarily intended to protect the clients of asset managers, and generally grant supervisory agencies and regulatory bodies broad administrative powers, including the power to limit or restrict an investment adviser from conducting its business in the event of a failure to comply with such laws and regulations, to suspend registered employees and to invoke censures or fines for both the regulated business and its employees.

We and our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and related regulations, with respect to their retirement plan clients. ERISA imposes duties on persons who are fiduciaries under ERISA, and prohibits certain transactions involving related parties to the plan. The Department of Labor administers ERISA and regulates investment advisers who service plan clients.

We and certain of our Affiliates are also regulated by the Commodity Futures Trading Commission (CFTC) with respect to the management of mutual funds and other products that utilize futures, swaps or other derivative products.

In addition, we and certain of our Affiliates are registered broker-dealers and members of the Financial Industry Regulatory Authority (FINRA), for the purpose of distributing funds or other asset management products. These broker-dealers are subject to net capital rules that mandate that they maintain certain levels of capital. FINRA has adopted extensive regulatory requirements relating to sales practices, compliance and supervision, compensation and disclosure, and conducts periodic examinations of member broker-dealers. The SEC, FINRA and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer.

Due to the extensive laws and regulations to which we and our Affiliates are subject, we must devote substantial time, expense and effort to remaining current on, and addressing, legal and regulatory compliance matters. We have an experienced team of legal and compliance professionals in place to address the legal, regulatory and compliance requirements relating to our global operations, and have in place relationships with various legal and regulatory advisors in each of the countries where we have business interests. Each of our Affiliates has established a compliance program to address compliance requirements for its operations, and provides ongoing reporting to us on compliance matters.
Employees and Corporate Organization
As of December 31, 2013, we and our Affiliates had approximately 2,500 employees, the substantial majority of which were full-time. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.
Our Web Site
Our web site is www.amg.com. It provides information about us, as well as a link in the "Investor Relations" section of our web site to another web site where you can obtain, free of charge, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

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
The continued success of our investment program will depend upon our ability to find suitable firms in which to invest, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. We cannot be certain that we will be successful in investing in such firms or that they will have favorable operating results following our investment, which could have an adverse effect on our business, financial condition and results of operations.
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
Our business is highly regulated.
Our business is subject to extensive regulation by various regulatory and self-regulatory authorities in jurisdictions around the world, as detailed above. See “Government Regulation” in Item 1. If we or any of our Affiliates were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and result in increased costs even if we (or our Affiliates) were found not to have violated such laws, rules or regulations. Our failure or the failure of any Affiliate to satisfy regulatory requirements could subject us to civil liability, criminal liability or sanctions that might materially impact our or our Affiliate's business. As investment advisers, our Affiliates are subject to numerous obligations, fiduciary duties and other regulatory requirements, where non-compliance could result in censure or termination of adviser status, litigation or reputational harm, any of which could have an adverse effect on our stock price and results of operations. We are at times subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and/or penalties and interest, which could materially and adversely impact our financial condition. Proposals in the U.S. and the European Union have called for more stringent regulation and additional taxation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur that could adversely affect our business, our access to capital and the market for our common stock.

Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, can occur without notice and could have a material adverse impact on our profitability and mode of operations. In the U.S., regulatory uncertainty continues to surround the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which represented a comprehensive overhaul of the financial services regulatory environment and requires federal agencies to implement numerous new rules, which may impose additional restrictions and limitations on our and our Affiliates' businesses as they are adopted. In the United Kingdom and Europe, our business may be impacted by financial services reform initiatives enacted or under consideration in the European Union. Compliance with these new laws and regulations may also result in increased compliance costs and expenses, and non-compliance may result in fines and penalties.
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
Our Affiliates' autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by certain of them.
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
Some of our Affiliates are partnerships or limited liability companies of which we, or entities controlled by us, are the general partner or managing member. Consequently, to the extent that any of these majority-owned Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment in excess of available insurance coverage could have a material adverse effect on our financial condition.
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
The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we issued securities and entered into contracts including our junior convertible trust preferred securities and forward equity agreements that may result in the issuance of our common stock upon the occurrence of certain events. We also have exercisable options outstanding and unvested restricted stock that have been awarded under our share-based incentive plans. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.
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
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new affiliated boutique investment management firms may require additional capital. In addition, we are contingently liable to make additional purchase payments (of up to $474.1 million through 2017) upon the achievement of specified financial targets in connection with certain of our prior acquisitions. As of December 31, 2013, we expect to make payments of $75.0 million (none in 2014) to settle obligations related to consolidated Affiliates and may make payments of up to $151.0 million related to the Company's equity method investments. Subject to certain limitations, Affiliate partners have the conditional right to put equity interests to us over time. Because these obligations are conditional and dependent upon the individual equity-holder’s decision to sell their equity, it is difficult to predict the frequency and magnitude of these repurchases (our Redeemable non-controlling interests balance at December 31, 2013 is $641.9 million). These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.
Our level of indebtedness may increase if we fund one or more future acquisitions through borrowings under our credit facility. This additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and will require us to dedicate a greater portion of our cash flow from operations to payments on our indebtedness.
The financing activities described above could increase our interest expense, decrease our Net income or dilute the interests of our existing stockholders. In addition, our access to further capital, and the cost of capital we are able to access, is influenced by our credit rating. A reduction in our credit rating could increase our borrowing costs and may limit our access to the capital markets.
We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations.
At December 31, 2013, our total assets were $6.3 billion, of which $3.8 billion were intangible assets, and $1.1 billion were Equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our results of operations.
We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.
We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities for us. We do not have employment agreements with our officers, although each of them has a significant equity interest.
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
Failure to maintain and properly safeguard an adequate technology infrastructure may limit our growth, result in losses or disrupt our business.
We operate in an industry that is dependent on its information systems and technology. The failure to implement, maintain and safeguard an infrastructure commensurate with the size and scope of our business could impede our productivity and growth, which could adversely impact our stock price and results of operations. Further, although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to cyber attacks, breaches, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. If any such event occurred, our and our Affiliates' confidential, proprietary and other sensitive information could be jeopardized or we or our Affiliates could experience interruptions or malfunctions in our operations, which could result in significant losses, increased costs or reputational harm, or otherwise subject us to litigation or regulatory action. We may be required to spend significant additional resources to modify our security measures or to investigate and remediate vulnerabilities or other exposures.
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
Our industry is highly competitive.
Through our Affiliates, we compete with a broad range of investment managers, including public and private investment advisors, firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds and other entities that serve our three principal distribution channels, many of whom have greater resources. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates' ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates' products, investment performance, reputations, and client-servicing capabilities, and the marketing and distribution of their investment products, among other factors. See "Competition" in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates also compete with each other for clients.
The market for acquisitions of interests in investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies and investment management firms, which may have significantly greater resources than we do, also invest in or buy investment management firms. We cannot guarantee that we will be able to compete effectively with such companies, that new competitors will not enter the market or that such competition will not make it more difficult or not feasible for us to make new investments in investment management firms.

Item 1B.	Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.	Properties
We and our Affiliates conduct our operations around the world using a combination of leased and owned facilities. While we believe we have suitable property resources currently, we will continue to evaluate our property needs and will complement these resources as necessary.
Our principal offices are located at 777 South Flagler Drive, West Palm Beach, Florida; 600 Hale Street, Prides Crossing, Massachusetts; and 35 Park Lane, London, England. We also lease offices in Conshohocken, Pennsylvania; Norwalk, Connecticut; Chicago, Illinois; Sydney, Australia; Toronto, Canada; Zurich, Switzerland; Hong Kong; and Dubai, United Arab Emirates. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business.

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
Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange since January 1, 2012 for the periods indicated.

	High	Low
2012
First quarter	$114.39	$95.95
Second quarter	115.66	94.32
Third quarter	127.88	102.21
Fourth quarter	132.33	119.84
2013
First quarter	$156.10	$132.98
Second quarter	171.59	142.67
Third quarter	189.43	156.61
Fourth quarter	217.48	181.71
The closing price for a share of our common stock as reported on the New York Stock Exchange on February 18, 2014 was $189.87. As of February 18, 2013, there were 22 stockholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
We have not declared a cash dividend with respect to the periods presented. We do not currently anticipate paying cash dividends on our common stock as we intend to retain earnings to finance investments in new Affiliates, repay indebtedness, pay interest and income taxes, repurchase debt securities and shares of our common stock when appropriate, and develop our existing business. Furthermore, our credit facility contains limitations on cash dividends.
Issuer Purchases of Equity Securities
In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. We did not repurchase any shares of our common stock during the quarter ended December 31, 2013. As of such date, approximately 2.2 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

The following graph compares the cumulative stockholder return on our common stock from November 21, 1997, the date of our initial public offering through December 31, 2013, with the cumulative total return, during the same period, on the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Ameriprise Financial, Inc., The Bank of New York Mellon Corp., BlackRock, Inc., Eaton Vance Corp., Franklin Resources, Inc., Invesco Ltd., Legg Mason, Inc., Northern Trust Corp., State Street Corp., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. ("New Peer Group"). Prior to this year, our peer group ("Old Peer Group") also included Federated Investors, Inc. and Janus Capital Group Inc. and did not include The Bank of New York Mellon Corp., Northern Trust Corp. and State Street Corp. The peer group was revised to reflect companies with market capitalizations more in line with the market capitalization of AMG. The comparison assumes the investment of $100 on November 21, 1997 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.	Selected Financial Data
Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in millions, except as noted and per share data)	2009	2010	2011	2012	2013
Assets under Management (at period end) (in billions)	$208.0	$320.0	$327.5	$431.8	$537.3
Statement of Income Data
Revenue	$841.8	$1,358.2	$1,704.8	$1,805.5	$2,188.8
Net income	212.9	287.3	359.6	411.4	669.6
Net income (controlling interest)	59.5	138.6	164.9	174.0	360.5
Earnings per share—diluted	1.38	2.81	3.11	3.28	6.55
Other Financial Data
Cash flow from (used in):
Operating activities	$243.2	$480.7	$708.5	$633.2	$957.1
Investing activities	(181.5)	(973.8)	(67.7)	(802.3)	(50.3)
Financing activities	(202.2)	545.0	(503.8)	146.2	(869.1)
EBITDA(1)	242.8	404.4	471.3	543.4	819.9
Economic net income(2)	185.7	299.1	351.0	408.8	570.1
Economic earnings per share(2)	4.37	6.09	6.62	7.71	10.31
Balance Sheet Data
Total assets	$3,390.9	$5,279.8	$5,218.9	$6,187.1	$6,318.8
Long-term debt	964.3	1,392.0	1,198.2	1,630.6	1,383.7
Redeemable non-controlling interests	369.0	406.3	451.8	477.5	641.9
Total equity	1,481.7	2,375.3	2,499.6	3,041.4	3,144.6
_______________________________________________________________________________

(1)	EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 24.

(2)
Economic net income, including a reconciliation to Net income (controlling interest), and Economic earnings per share are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22.

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

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing Affiliates, and such financing activities could increase our interest expense, decrease our Net income and/or dilute the interests of our existing shareholders;

•	our business is subject to substantial government regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a significant impact on our operating results; and

•	those certain other factors discussed under the caption "Risk Factors."
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
For the year ended December 31, 2013, Net income (controlling interest) was $360.5 million, Earnings per share—diluted was $6.55, representing a 100% increase over the prior year, and Cash flow from operations was $957.1 million. For the year ended December 31, 2012, Net income (controlling interest) was $174.0 million, Earnings per share—diluted was $3.28, and Cash flow from operations was $633.2 million.
For the year ended December 31, 2013, Economic net income was $570.1 million, Economic earnings per share was $10.31, representing a 34% increase over the prior year, and EBITDA was $819.9 million. For the year ended December 31, 2012, Economic net income was $408.8 million, Economic earnings per share was $7.71 and EBITDA was $543.4 million. Reconciliations of Net income to Economic net income and Cash flow from operations to EBITDA are included on pages 22 and 24, respectively.
For the year ended December 31, 2013 our assets under management increased 24% to $537.3 billion. The increase was primarily the result of $64.4 billion from investment performance and $40.7 billion from organic growth from net client cash flows.

The table below shows our financial highlights for each of the past three years:

(in millions, except as noted and per share data)	2011	2012	% Change	2013	% Change
Assets under Management (in billions)	$327.5	$431.8	32%	$537.3	24%
Average assets under Management (in billions)	330.6	381.2	15%	483.8	27%
Revenue	1,704.8	1,805.5	6%	2,188.8	21%
EBITDA(1)	471.3	543.4	15%	819.9	51%
Net income (controlling interest)	164.9	174.0	6%	360.5	107%
Earnings per share—diluted	3.11	3.28	5%	6.55	100%
Economic net income(2)	351.0	408.8	16%	570.1	39%
Economic earnings per share(2)	6.62	7.71	16%	10.31	34%
_______________________________________________________________________________

(1)	EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 24.

(2)	Economic net income and Economic earnings per share, including a reconciliation of Economic net income to Net income, are discussed in "Supplemental Performance Measures" on page 22.
Diversification of Assets under Management
The following table provides information regarding the composition of our assets under management:

	December 31, 2011		December 31, 2012		December 31, 2013
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$205.6	63%	$271.2	63%	$351.8	65%
Alternative(2)	80.3	24%	105.1	24%	128.4	24%
Fixed Income(3)(4)	41.6	13%	55.5	13%	57.1	11%
Total	$327.5	100%	$431.8	100%	$537.3	100%
Geography(5)
Global(4)	$176.9	54%	$226.3	52%	$278.8	52%
Domestic	110.9	34%	154.2	36%	202.0	38%
Emerging Markets	39.7	12%	51.3	12%	56.5	10%
Total	$327.5	100%	$431.8	100%	$537.3	100%
_______________________________________________________________________________

(1)	The Equity asset class includes equity, balanced and asset allocation products.

(2)	The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)	Our Affiliates sponsor money market funds with fund assets representing less than 0.05% of our assets under management.

(4)	Investments in sovereign and non-sovereign debt of European countries represent less than 0.50% of our assets under management.

(5)	The Geography of a particular investment product describes the general location of its investment holdings.
During the year ended December 31, 2013, on an asset class basis, we experienced organic growth from net client cash flows in our Equity ($20.4 billion), Alternative ($18.1 billion) and Fixed Income asset classes ($2.2 billion). On a geographic basis, our Global products benefited from net client cash flows of $26.9 billion and the Domestic and Emerging Markets products benefited from net client cash flows of $7.8 billion and $6.0 billion, respectively. Strong investment performance in the Domestic and Global geographic areas and in the Alternative and Equity asset classes also contributed to growth in 2013.
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
Statement of Changes

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2010	$200.1	$85.2	$34.7	$320.0
Client cash inflows	44.5	29.2	7.6	81.3
Client cash outflows	(28.0)	(23.8)	(6.6)	(58.4)
Net client cash flows	16.5	5.4	1.0	22.9
Investment performance	(10.9)	(5.2)	0.9	(15.2)
Other(1)	—	(0.2)	—	(0.2)
December 31, 2011	$205.7	$85.2	$36.6	$327.5
Client cash inflows	43.5	35.0	11.0	89.5
Client cash outflows	(24.9)	(25.3)	(9.2)	(59.4)
Net client cash flows	18.6	9.7	1.8	30.1
New investments	—	14.8	13.2	28.0
Investment performance	30.8	12.3	4.4	47.5
Other(1)	(0.8)	(0.1)	(0.4)	(1.3)
December 31, 2012	$254.3	$121.9	$55.6	$431.8
Client cash inflows	45.4	52.7	10.9	109.0
Client cash outflows	(28.0)	(31.1)	(9.2)	(68.3)
Net client cash flows	17.4	21.6	1.7	40.7
New investments	—	—	3.0	3.0
Investment performance	31.3	26.0	7.1	64.4
Other(1)	(2.4)	(0.1)	(0.1)	(2.6)
December 31, 2013	$300.6	$169.4	$67.3	$537.3
_______________________________________________________________________________

(1)
Other includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not significant to our ongoing results.

As shown in the assets under management table above, client cash inflows totaled $109.0 billion while client cash outflows totaled $68.3 billion for the year ended December 31, 2013. The net flows for the year ended December 31, 2013 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.
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

(in millions, except as noted)	2011	2012	% Change	2013	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$207.8	$230.9	11%	$277.1	20%
Mutual Fund	86.9	103.4	19%	145.7	41%
High Net Worth	35.9	46.9	31%	61.0	30%
Total	$330.6	$381.2	15%	$483.8	27%
Consolidated Affiliates
Institutional	$145.8	$154.0	6%	$169.4	10%
Mutual Fund	77.3	85.1	10%	116.3	37%
High Net Worth	27.6	37.1	34%	49.1	32%
Total	$250.7	$276.2	10%	$334.8	21%
Revenue(1)
Institutional	$841.4	$861.3	2%	$948.7	10%
Mutual Fund	723.7	774.4	7%	1,023.0	32%
High Net Worth	139.7	169.8	22%	217.1	28%
Total	$1,704.8	$1,805.5	6%	$2,188.8	21%
Net income (controlling interest)(2)
Institutional	$90.2	$126.0	40%	$219.9	75%
Mutual Fund(3)	65.5	27.3	(58)%	103.4	279%
High Net Worth(4)	9.2	20.7	125%	37.2	80%
Total	$164.9	$174.0	6%	$360.5	107%
EBITDA(5)
Institutional	$288.3	$323.5	12%	$493.3	52%
Mutual Fund	151.2	169.5	12%	246.1	45%
High Net Worth(4)	31.8	50.4	58%	80.5	60%
Total	$471.3	$543.4	15%	$819.9	51%
_______________________________________________________________________________

(1)	In 2011, 2012 and 2013, revenue attributable to clients domiciled outside the U.S. was approximately 39%, 41% and 38% of total revenue, respectively.

(2)
In 2011, 2012 and 2013, we adjusted our estimate of contingent payment obligations. In 2011, we recorded a gain of $4.8 million, $3.1 million of which was attributable to the controlling interest and allocated $1.4 million and $1.7 million to our Institutional and Mutual Fund channels, respectively. In 2012, we recognized a gain totaling $53.8 million, $35.8 million of which was attributable to the controlling interest and allocated $19.9 million, $15.6 million and $0.3 million to our Institutional, Mutual Fund and High Net Worth channels, respectively. In 2013, we recognized a loss totaling $10.3 million, all of which was attributable to the controlling interest and allocated $9.6 million and $0.7 million to our Mutual Fund and High Net Worth channels, respectively.

(3)
During 2011 and 2012, we reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates and, accordingly, recorded expenses of $9.2 million and $102.2 million, respectively.

(4)	During 2011, we determined that the value of a cost method investment had been reduced to zero, and recorded an expense of $12.8 million.

(5)	EBITDA, including a reconciliation to cash flow from operations, is discussed in greater detail in "Supplemental Liquidity Measure" on page 24.
Results of Operations
Our Affiliate investments are generally structured as revenue sharing arrangements. When we own a controlling interest, we consolidate the Affiliates' results. Our discussion of revenue and operating expenses relates to our consolidated Affiliates.
When we hold a minority investment and are required to use the equity method of accounting, we do not consolidate the operating results of these firms (including their revenue). Our share of these firms' earnings (net of intangible amortization) is reported in Income from equity method investments and is discussed on page 20.
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
Our revenue increased $383.3 million (or 21%) in 2013 from 2012, primarily from an increase in average assets under management from investment performance, net client cash flows and the full year impact of our 2012 investments in new Affiliates. During 2013, our Mutual Fund distribution channel grew more than our other channels. This growth would have resulted in a higher total ratio of revenue to average assets under management and a corresponding increase in revenue of approximately 2%; however, the increase in revenue was offset by a decline in the ratio of revenue to average assets under management in the Mutual Fund channel due to the full year impact of our 2012 investments in new Affiliates.
Our revenue increased $100.7 million (or 6%) in 2012 from 2011, primarily from an increase in average assets under management from investment performance, net client cash flows and our investments in new Affiliates, partially offset by a decline in our ratio of revenue to average assets under management. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates. Changes in the composition of our assets under management between operating segments did not have a significant impact on our results.
Changes in contractual fee rates did not have a significant impact on our results in either 2013 or 2012.
The following discusses the changes in our revenue by operating segments.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $87.4 million (or 10%) in 2013 from 2012, primarily from an increase in average assets under management from investment performance and net client cash flows.
Our revenue in the Institutional distribution channel increased $19.9 million (or 2%) in 2012 from 2011, primarily from an increase in average assets under management from investment performance and net client cash flows, partially offset by a decline in our ratio of revenue to average assets under management. The decline in our ratio of revenue to average assets under management resulted from decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $248.6 million (or 32%) in 2013 from 2012 and $50.7 million (or 7%) in 2012 from 2011. For each period the increase was primarily the result of an increase in average assets under management from investment performance, net client cash flows and our 2012 investments in new Affiliates. The increases were partially offset by a decline in our ratio of revenue to average assets under management each period primarily from our 2012 investments in new Affiliates that have comparatively lower fee rates and changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.

High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $47.3 million (or 28%) in 2013 from 2012 and $30.1 million (or 22%) in 2012 from 2011. For each period the increase was primarily the result of an increase in average assets under management from our 2012 investments in new Affiliates, investment performance and net client cash flows. The increases were partially offset by a decline in our ratio of revenue to average assets under management each period primarily from our 2012 investments in new Affiliates that have comparatively lower fee rates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

(in millions)	2011	2012	% Change	2013	% Change
Compensation and related expenses	$718.8	$784.7	9%	$947.5	21%
Selling, general and administrative	350.8	366.9	5%	427.2	16%
Intangible amortization and impairments	97.7	200.0	105%	128.2	(36)%
Depreciation and other amortization	15.0	14.1	(6)%	14.0	(1)%
Other operating expenses	36.4	39.4	8%	37.8	(4)%
Total operating expenses	$1,218.7	$1,405.1	15%	$1,554.7	11%
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
Compensation and related expenses increased $162.8 million (or 21%) in 2013 and $65.9 million (or 9%) in 2012. The increase in 2013 was primarily a result of the relationship between revenue and operating expenses at extant Affiliates which experienced increases in revenue, and accordingly, reported higher compensation expenses of $97.2 million. The increase was also the result of increases in Affiliate expenses from the full year impact of our 2012 investments in new Affiliates. The increase in 2012 was primarily the result of increases in aggregate Affiliate expenses attributable to investments in new Affiliates ($26.7 million) and the relationship between revenue and operating expenses at extant Affiliates which experienced increases in revenue, and accordingly, reported higher compensation expenses ($23.9 million). The increase was also the result of an increase in long-term incentive compensation.
Selling, general and administrative expenses increased $60.3 million (or 16%) in 2013. This increase was primarily attributable to increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel of $25.1 million. This increase was also a result of increases in Affiliate expenses from the full year impact of our 2012 investments in new Affiliates. Selling, general and administrative expenses increased $16.1 million (or 5%) in 2012. This increase was primarily a result of increases in Affiliate expenses from our investments in new Affiliates of $10.3 million. This increase was also attributable to an increase in acquisition-related professional fees, as compared to 2011.
Intangible amortization and impairments decreased $71.8 million (or 36%) in 2013 and increased $102.3 million (or 105%) in 2012. These changes were primarily the result of a $102.2 million reduction in the carrying value of an indefinite-lived intangible asset at one of our Affiliates in 2012 which did not occur in 2011 or reoccur in 2013. The decrease in 2013 was partially offset by the full year impact of amortization of definite-lived intangible assets resulting from our 2012 investments in new Affiliates.
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

(in millions)	2011	2012	% Change	2013	% Change
Equity method earnings	$105.6	$166.6	58%	$349.5	110%
Equity method amortization	32.9	36.9	12%	41.7	13%
Income from equity method investments	$72.7	$129.7	78%	$307.8	137%
Income from equity method Affiliates increased $178.1 million (or 137%) in 2013. This increase was the result of increases in revenue, primarily from an increase in average assets under management and higher performance fees, as well as the full year impact of our additional investment in an existing Affiliate in 2012. Income from equity method Affiliates increased $57.0 million (or 78%) in 2012. This increase was the result of increases in revenue, including performance fees, as well as our additional investment in an existing Affiliate in 2012.
Other Income Statement Data
The following table summarizes non-operating income and expense data:

(in millions)	2011	2012	% Change	2013	% Change
Investment and other income (loss)	$(5.0)	$22.0	n.m.(1)	$40.8	85%
Interest expense	73.8	83.0	12%	87.3	5%
Imputed interest expense and contingent payment arrangements	27.3	(26.1)	n.m.(1)	31.7	n.m.(1)
Income taxes	93.1	83.8	(10)%	194.1	132%
_______________________________________________________________________________

(1)	Percentage change is not meaningful.
Investment and other income increased $18.8 million in 2013, as compared to 2012, principally as a result of increases in Affiliate investment earnings and a $7.2 million gain on the sale of a foreign office at one of our Affiliates. Investment and other income increased $27.0 million in 2012, as compared to 2011, principally as a result of increases in Affiliate investment earnings. This increase was also a result of a $12.8 million write-off of a cost method investment in 2011, which did not reoccur in 2012.
Interest expense increased $4.3 million (or 5%) in 2013, primarily as a result of an increase of $13.4 million related to the issuance of senior notes in August and October 2012, partially offset by the settlement of our 2008 senior convertible notes in August 2013. Interest expense increased $9.2 million (or 12%) in 2012, primarily as a result of the issuance of senior notes in August and October as well as increased borrowings under our credit facility.
Imputed interest expense and contingent payment arrangements increased $57.8 million in 2013 as compared to 2012. The increase was primarily a result of a $10.3 million loss on the revaluation of our contingent payment arrangements in 2013 as compared to a $53.8 million gain on the revaluation of our contingent payment arrangements in 2012, partially offset by a $4.6 million decrease in imputed interest expense from the settlement of our 2008 senior convertible securities. Imputed interest expense and contingent payment arrangements decreased $53.4 million in 2012 as compared to 2011. This decrease relates primarily to gains on the revaluation of contingent payment arrangements of $53.8 million which occurred in 2012.
Income taxes increased $110.3 million (or 132%) in 2013, as compared to 2012, principally as a result of the increase in income before taxes (controlling interest). Income taxes decreased $9.3 million (or 10%) in 2012 from an $11.5 million reduction in our valuation allowance, principally on benefits of uncertain tax positions from an improved projection of U.S. income. This benefit was offset by a $3.3 million increase in taxes attributable to the non-controlling interest.
Net Income
The following table summarizes Net income for the past three years:

(in millions)	2011	2012	% Change	2013	% Change
Net income	$359.6	$411.4	14%	$669.6	63%
Net income (non-controlling interests)	194.7	237.4	22%	309.1	30%
Net income (controlling interest)	164.9	174.0	6%	360.5	107%

Net income (non-controlling interests) increased $71.7 million (or 30%) in 2013 and increased $42.7 million (or 22%) in 2012, primarily as a result of the previously discussed changes in revenue and expenses.
Net income (controlling interest) increased $186.5 million (or 107%) in 2013 and increased $9.1 million (or 6%) in 2012, primarily as a result of the previously discussed changes in revenue and expenses.
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
Under our Economic net income definition, we add to Net income (controlling interest) amortization (including equity method amortization) and impairments, deferred taxes related to intangible assets, and other economic items which includes non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income:

(in millions, except per share data)	2011	2012	2013
Net income (controlling interest)	$164.9	$174.0	$360.5
Intangible amortization and impairments(1)	117.0	220.9	148.9
Intangible-related deferred taxes(2)	43.2	17.6	38.1
Other economic items(3)	25.9	(3.7)	22.6
Economic net income	$351.0	$408.8	$570.1
Average shares outstanding—diluted	53.0	53.0	56.7
Assumed issuance of junior convertible securities shares	—	—	(2.0)
Dilutive impact of senior convertible securities shares	—	—	0.4
Dilutive impact of junior convertible securities shares	—	—	0.2
Average shares outstanding—adjusted diluted	53.0	53.0	55.3
Economic earnings per share	$6.62	$7.71	$10.31
_______________________________________________________________________________

(1)
For our equity method Affiliates, we do not separately report Affiliate revenue or expenses (including intangible amortization) in our income statement. Our share of these investments' amortization is reported in Income from equity method investments. Our reported intangible amortization includes amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income. Reported intangible amortization includes a $9.2 million and $102.2 million expense in 2011 and 2012, respectively, associated with the reduction in carrying value of an indefinite-lived intangible asset at one of our Affiliates.
The following table summarizes the Intangible amortization and impairments shown above:

(in millions)	2011	2012	2013
Reported Intangible amortization and impairments	$97.7	$200.0	$128.2
Intangible amortization—non-controlling interests	(13.6)	(16.0)	(21.0)
Equity method amortization	32.9	36.9	41.7
Total	$117.0	$220.9	$148.9

(2)
As described in Note (1) above, we reduced the carrying value of certain of our indefinite-lived intangible assets during 2011 and 2012. The tax effect of the reduction in carrying value resulted in a $3.5 million and $38.8 million decrease in our intangible-related deferred taxes for 2011 and 2012, respectively. In addition, in 2011, 2012 and 2013 we recorded a reduction in the United Kingdom tax rate, which decreased our intangible-related deferred taxes $5.2 million, $4.9 million and $7.2 million, respectively.

(3)	In 2012, we adjusted our estimate of contingent payment obligations and recognized a gain totaling $53.8 million, $35.8 million of which was attributable to the controlling interest.
Liquidity and Capital Resources
The following table summarizes certain key financial data relating to our liquidity and capital resources:

	December 31,
(in millions)	2011	2012	2013
Balance Sheet Data
Cash and cash equivalents	$449.5	$430.4	$469.6
Senior bank debt	250.0	325.0	525.0
Senior notes	—	340.0	340.0
Convertible securities(1)	948.2	965.6	518.7
Cash Flow Data
Operating cash flow	708.5	633.2	957.1
Investing cash flow	(67.7)	(802.3)	(50.3)
Financing cash flow	(503.8)	146.2	(869.1)
EBITDA(2)	471.3	543.4	819.9
_______________________________________________________________________________

(1)	In 2013, we settled $460.0 million principal amount outstanding of our 2008 senior convertible notes as described on page 25.

(2)	The definition of EBITDA is presented below under "Supplemental Liquidity Measure."
Under the terms of our credit facility we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation expense is added back to EBITDA. As of December 31, 2013, our bank leverage and bank interest coverage ratios were 1.1 and 11.6, respectively, and we were in compliance with all terms of our credit facility. We have $725.0 million of remaining capacity under our credit facility, and could borrow all such capacity and remain in compliance with our credit facility.
During the first half of 2013, we were upgraded to BBB by both Standard & Poor's and Fitch rating agencies. With the exception of a 0.25% increase in the borrowing rate under our credit facility, a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).

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
The following table provides a reconciliation of cash flow from operations to EBITDA:

(in millions)	2011	2012	2013
Cash flow from operating activities	$708.5	$633.2	$957.1
Interest expense, net of non-cash items(1)	65.7	74.8	77.8
Current tax provision	45.0	61.0	153.1
Income from equity method investments, net of distributions	(22.7)	61.9	122.9
Net income (non-controlling interests)	(194.7)	(237.4)	(309.1)
Changes in assets and liabilities	(35.2)	45.9	(63.0)
Other non-cash adjustments(2)	(95.3)	(96.0)	(118.9)
EBITDA	$471.3	$543.4	$819.9
_______________________________________________________________________________

(1)
Non-cash items include Amortization of issuance costs and Imputed interest expense and contingent payment arrangements ($35.4 million, $(17.9) million and $41.2 million in 2011, 2012 and 2013, respectively).

(2)	Other non-cash adjustments include share-based compensation expenses and other adjustments to reconcile Net income (controlling interest) to net cash flow from operating activities.
In the twelve months ended December 31, 2013, we met our cash requirements primarily through cash generated by operating activities and borrowings under our senior bank debt. Our principal uses of cash were to settle our 2008 senior convertible notes, make distributions to Affiliate partners, repurchase Affiliate equity and settle contingent payment obligations. We expect that our principal uses of cash will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt and convertible securities, and for working capital purposes.
The following table summarizes the principal amount at maturity of our debt obligations and convertible securities as of December 31, 2013:

(in millions)	Amount	Maturity Date	Form of Repayment
Senior bank debt	$525.0	2018	(1)
Senior notes	340.0	2022/2042	(2)
Junior convertible trust preferred securities	730.8	2036/2037	(3)
_______________________________________________________________________________

(1)	Settled in cash.

(2)	Settled in cash on or after October 15, 2015 for the 2022 senior notes and August 15, 2017 for the 2042 senior notes.

(3)	Settled in cash or common stock (or a combination thereof) at our election if the holders exercise their conversion rights.
Senior Bank Debt
We have a $1.25 billion senior unsecured revolving credit facility (the "credit facility") which matures in April 2018. As of December 31, 2013, the outstanding balance under the credit facility is $525.0 million.

The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.
Senior Notes
At December 31, 2013, we have two senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2042 Senior Notes
Issue date	October 2012	August 2012
Maturity date	October 2022	August 2042
Potential Call Date	October 2015	August 2017
Par value (in millions)	$140.0	$200.0
Call Price	At Par	At Par
Stated coupon	5.25%	6.375%
Coupon frequency	Quarterly	Quarterly

On February 11, 2014, we sold $400.0 million aggregate principal amount of 4.25% senior notes due 2024 (the “2024 senior notes”). The unsecured 2024 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture limits our ability to consolidate, merge or sell all or substantially all of our assets, and to create certain liens. The proceeds were used to repay existing borrowings under our credit facility.
Convertible Securities
In 2013, we settled $460.0 million principal amount outstanding of our 3.95% senior convertible notes due 2038 (“2008 senior convertible notes”). In connection with our settlement, we paid an aggregate of $641.3 million and all of our 2008 senior convertible notes have been retired.
At December 31, 2013, we have two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities"). The principal terms of these securities are summarized below.

	2006 Junior Convertible Trust Preferred Securities(1)	2007 Junior Convertible Trust Preferred Securities (2)
Issue date	April 2006	October 2007
Maturity date	April 2036	October 2037
Par value (in millions)	$300.0	$430.8
Carrying value (in millions)(3)	217.5	301.2
Denomination	50	50
Current conversion rate	0.333	0.250
Current conversion price	$150.00	$200.00
Stated coupon	5.10%	5.15%
Coupon frequency	Quarterly	Quarterly
Tax deduction rate(4)	7.50%	8.00%
_______________________________________________________________________________

(1)	On February 13, 2014, we delivered a notice to redeem all of our outstanding 2006 convertible trust preferred securities.

(2)	We may redeem the 2007 junior convertible trust preferred securities if the closing price of the our common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days.

(3)	The carrying value is accreted to the principal amount at maturity over an expected life of 30 years.

(4)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $12.9 million ($8.1 million assuming the redemption of the 2006 convertible trust preferred securities). These deferred tax liabilities will be reclassified directly to stockholders' equity if our common stock is trading above certain thresholds at the time of the conversion of the securities.

Our outstanding 2006 junior convertible trust preferred securities will be redeemed on March 31, 2014.  In lieu of redemption, holders of the 2006 junior convertible trust preferred securities may elect to convert their securities into a defined number of shares.  Similarly, the 2007 junior convertible trust preferred securities are convertible, at any time, into a defined number of shares, but holders of the securities have no rights to put these securities to us.  Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election.
Derivative Instruments
From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of December 31, 2013, the unrealized loss on these contracts was $2.5 million.
Forward Equity Sale Agreement
Under our forward equity agreement, we may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, we agreed to net settle $77.0 million notional amount of forward equity contracts for cash at an average share price of $185.56. As of December 31, 2013, we have $70.2 million notional amount outstanding. We have the ability to settle the outstanding contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock.
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
Our current redemption value for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $50.0 million of Affiliate equity during 2014, and, in such event, will own the cash flow associated with any equity repurchased.
Operating Cash Flow
Cash flow from operations generally represents Net income adjusted for cash distributions from equity method investments, non-cash charges for intangible amortization and impairments, imputed interest expense and contingent payment arrangements and share-based compensation as well as increases and decreases in our consolidated working capital.
The increase in cash flows from operations in 2013 as compared to 2012 resulted principally from an increase in net income as adjusted for distributions from equity method investments and non-cash charges ($215.0 million) and increases in payables, accrued liabilities and other liabilities ($177.2 million). These changes were partially offset by increases in receivables ($60.2 million) and other assets ($8.1 million).
The decrease in cash flows from operations in 2012 as compared to 2011 resulted principally from a decrease in the collection of receivables ($64.2 million) as well as an increase in the settlements of payables, accrued liabilities and other liabilities ($10.7 million).

Investing Cash Flow
Net cash flow used in investing activities decreased $752.0 million in 2013, as compared to 2012. The decrease was due primarily to a decrease in investments in Affiliates ($771.1 million). Net cash flow used in investing activities increased $734.6 million in 2012, as compared to 2011. The increase was due to an increase in investments in Affiliates ($784.1 million).
Financing Cash Flow
Financing cash flows decreased $1,015.3 million in 2013 as compared to 2012. This was primarily a result of the repayments of senior debt and convertible securities in 2013 ($646.3 million), a decrease in borrowings of senior debt ($210.0 million) and increases in distributions to non-controlling interests ($85.7 million).
Financing cash flows increased $650.0 million in 2012 as compared to 2011. This was primarily a result of the increase in borrowings of senior debt ($610.0 million), a reduction in note payments ($68.9 million), and an increase in the issuance of common stock ($45.4 million). These increases in cash flows were partially offset by an increase in Affiliate equity issuances and repurchases of $94.5 million.
We used available cash and borrowings under our credit facility to finance our investments in new Affiliates in 2013 and 2012.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $474.1 million through 2017. In 2014, we do not expect to make any payments under these contingent arrangements. In addition, we expect to repurchase approximately $50.0 million of Affiliate equity during 2014.
Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.2 million. The timing and amount of repurchases are determined at the discretion of management. In 2013, we repurchased 0.1 million shares for $15.7 million at an average price per share of $184.89.
We anticipate that borrowings under the credit facility and proceeds from the settlement of any forward equity sales, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013. Contractual debt obligations include cash payment of fixed interest.

		Payments Due
(in millions)	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations
Senior bank debt	$525.0	$—	$—	$525.0	$—
Senior notes	775.9	20.2	40.2	40.2	675.3
Junior convertible trust preferred securities(1)	1,597.2	37.0	74.1	74.1	1,412.0
Leases	198.4	31.5	54.9	42.5	69.5
Other liabilities(2)	5.5	5.3	—	—	0.2
Derivative instruments	4.1	1.8	2.0	0.3	—
Total contractual obligations	$3,106.1	$95.8	$171.2	$682.1	$2,157.0
Contingent Obligations
Contingent payment obligations(3)	$226.0	$—	$138.7	$87.3	$—
_______________________________________________________________________________

(1)	On February 13, 2014, we delivered a notice to redeem all of our outstanding 2006 convertible trust preferred securities ($300.0 million principal amount).

(2)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of additional Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $20.4 million and $62.9 million as of December 31, 2013, respectively) as we cannot predict when such obligations will be paid.

(3)
The amount of contingent payments disclosed in the table represents our expected settlement amounts related to consolidated Affiliates and maximum settlement amounts related to our equity method investments. The maximum settlement amount through 2014 is approximately $248.1 million and $226.0 million in periods thereafter.

Market Risk
Our revenue is derived primarily from advisory fees which are based on assets under management. Such values are affected by changes in financial markets, and accordingly declines in the financial markets will negatively impact our Revenue.
The value of our assets under management was $537.3 billion as of December 31, 2013. A proportional 1% increase or decrease in the value of all our assets under management, excluding assets under management on which advisory fees are assessed on committed capital ($31.8 billion), would result in an annualized increase or decrease in revenues of approximately $21.0 million.
The broader financial markets are also affected by changing interest rates. However, we cannot predict the effects that interest rates or changes in interest rates may have on either the broader financial markets or our Affiliates' assets under management and associated fees. We have fixed rates of interest on our senior notes and on both issues of our junior convertible trust preferred securities. We pay a variable rate of interest on our credit facility.
While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would result in a net change in the value of our fixed rate securities of approximately $64.6 million.
From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into derivative contracts as described on page 26. We estimate that a 1% increase in interest rates as of December 31, 2013 would result in a net increase in the unrealized value of our derivative contracts of approximately $2.2 million.
There can be no assurance that our hedging contracts will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.
Most of our revenue and expenses are denominated in U.S. dollars. A portion of our revenue and expenses are denominated in foreign currencies and may be impacted by movements in currency exchange rates. In addition, the valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2013, a 1% change in the Canadian dollar and British Pound to U.S. dollar exchange rates would result in an approximate $4.9 million change to stockholders' equity and a $0.7 million change to income before income taxes. During 2013, changes in currency exchange rates decreased stockholders' equity by $19.6 million.
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
In determining fair values, we make assumptions about the growth rates, profitability and useful lives of existing and prospective client accounts, and consider historical and current market multiples, tax benefits, credit risk, interest rates and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions, and in certain instances consult with third party valuation firms.
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
We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We completed our annual impairment assessment and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples) and determined that it was more likely than not that the fair value of each asset was greater than its carrying amount. Only a substantial decline in the fair value would indicate that an impairment may exist.
Definite-Lived Intangible Assets
Definite-lived intangible assets are comprised of investment advisory contracts between our Affiliates and their underlying investors, and are amortized over their estimated useful lives. We monitor the useful lives of these assets and revise them, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. We are currently amortizing our definite-lived intangible assets over an average useful life of approximately ten years.
We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying amount. We assess each of our definite-lived acquired client relationships for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired relationships. We completed our annual assessment and noted that projected undiscounted cash flows over the remaining life of each of these assets significantly exceed their carrying value and, accordingly, only a substantial decline in the undiscounted cash flows underlying these assets would indicate that an impairment may exist.
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
We completed our annual evaluation of equity and cost method investments and no impairments were identified. Only a substantial decline in the fair value of any of these investments for a period that is considered other-than-temporary would indicate that an impairment may exist.
Contingent Payment Arrangements
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain levels of revenue growth are achieved. For consolidated Affiliates, we estimate the fair value of these potential future obligations by discounting the projected future payments (such estimates being dependent upon projected revenue) using current market rates. Our discount rates are developed with input from third-party valuation firms. Our expected lives are determined based on the contractual terms of the underlying arrangements.
We then accrete the obligation to its expected payment amount over the period until the arrangement is measured. If the expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in our Consolidated Statements of Income.
Redeemable Non-controlling Interests
Redeemable non-controlling interests represent the currently redeemable value of Affiliate equity interests. We may pay for these Affiliate equity purchases in cash, shares of our common stock or other forms of consideration, at our election.
We generally value these interests upon their transfer or repurchase by applying market multiples to cash flows, which is intended to represent fair value. The use of different assumptions could change the value of these interests, including the amount of compensation expense, if any, that we may report upon their transfer or repurchase.
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
Our deferred tax liabilities are generated primarily from tax-deductible intangible assets and convertible securities. Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments to be taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment. We measure the estimated cost of such a reversal using enacted tax rates and projected state apportionment percentages. As of December 31, 2013, our estimate of the tax liability associated with such a sale or impairment was approximately $241.3 million.
During 2013, our convertible securities generated deferred taxes of approximately $11.6 million because our interest deductions for tax purposes are greater than our reported Interest expense. We measure these deferred tax liabilities using enacted tax rates and apportionment estimates for the period of the expected reversal. These liabilities may be reclassified to equity if the securities convert to common stock.
We regularly assess our deferred tax assets in order to determine the need for valuation allowances. Our principal deferred tax assets are state operating losses, foreign loss carryforwards and the indirect benefits of uncertain foreign tax positions. In our assessment, we make assumptions about future taxable income that may be generated to utilize these assets, which have limited lives. If we determine that we are unlikely to realize the benefit of a deferred tax asset, we establish a valuation allowance that would increase our tax expense in the period of such determination. As of December 31, 2013, our valuation allowances were $36.6 million.

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
Changes in our tax position could have a material impact on our earnings. For example, a 1% increase to our statutory tax rate attributable to our deferred tax liabilities would result in an increase of approximately $13.6 million in our tax expense in the period of such determination.
Share-Based Compensation and Affiliate Equity
We have share-based compensation arrangements covering directors, senior management and employees (including our Affiliates). We calculate share-based compensation using the fair value of the awards on the grant date. Our share-based compensation arrangements typically vest and become fully exercisable over three to five years of continued employment, and in some cases, are further subject to certain performance or market conditions. We recognize expense net of expected forfeitures on a straight-line basis over the requisite service period, including grants that are subject to graded vesting.
We estimate the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes model requires us to make assumptions about the volatility of our common stock and the expected life of our stock options. In measuring expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded options. In determining volatility, we have placed less emphasis on periods of high volatility that are not representative of our future expectations.
For restricted stock awards with service or performance conditions, we determine the fair value of the awards using our share price on the date of grant. For awards with market conditions, the fair value of the award is determined using a Monte Carlo simulation with inputs for expected volatility, a risk-free rate and expected dividends. Our estimate of expected volatility is developed in a manner consistent with that of our stock options.
From time to time, we grant equity interests in our Affiliates to our management and Affiliate partners, with vesting, forfeiture and repurchase terms established at the date of grant. The fair value of the equity interests is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, fee rates and discount rates.
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
As of December 31, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 was effective.
The Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 33, which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2014

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2011	2012	2013
Revenue	$1,704.8	$1,805.5	$2,188.8
Operating expenses:
Compensation and related expenses	718.8	784.7	947.5
Selling, general and administrative	350.8	366.9	427.2
Intangible amortization and impairments	97.7	200.0	128.2
Depreciation and other amortization	15.0	14.1	14.0
Other operating expenses	36.4	39.4	37.8
	1,218.7	1,405.1	1,554.7
Operating income	486.1	400.4	634.1
Income from equity method investments	72.7	129.7	307.8
Other non-operating (income) and expenses:
Investment and other (income) loss	5.0	(22.0)	(40.8)
Interest expense	73.8	83.0	87.3
Imputed interest expense and contingent payment arrangements	27.3	(26.1)	31.7
	106.1	34.9	78.2
Income before income taxes	452.7	495.2	863.7
Income taxes	93.1	83.8	194.1
Net income	359.6	411.4	669.6
Net income (non-controlling interests)	(194.7)	(237.4)	(309.1)
Net income (controlling interest)	$164.9	$174.0	$360.5
Earnings per share—basic	$3.18	$3.36	$6.79
Earnings per share—diluted	$3.11	$3.28	$6.55
Average shares outstanding—basic	51.8	51.7	53.1
Average shares outstanding—diluted	53.0	53.0	56.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2011	2012	2013
Net income	$359.6	$411.4	$669.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(10.2)	18.5	(19.6)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(5.9)	(0.7)	1.0
Change in net unrealized gain (loss) on investment securities, net of tax	(34.4)	13.5	11.5
Other comprehensive income (loss)	(50.5)	31.3	(7.1)
Comprehensive income	309.1	442.7	662.5
Comprehensive income (non-controlling interests)	(194.7)	(239.6)	(311.1)
Comprehensive income (controlling interest)	$114.4	$203.1	$351.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2012	2013
Assets
Cash and cash equivalents	$430.4	$469.6
Receivables	311.0	418.4
Investments in marketable securities	128.9	157.9
Other investments	155.4	164.3
Fixed assets, net	81.5	92.3
Goodwill	2,355.2	2,341.7
Acquired client relationships, net	1,585.5	1,460.7
Equity investments in Affiliates	1,031.3	1,123.3
Other assets	107.9	90.6
Total assets	$6,187.1	$6,318.8
Liabilities and Equity
Payables and accrued liabilities	$363.3	$514.7
Senior bank debt	325.0	525.0
Senior notes	340.0	340.0
Convertible securities	965.6	518.7
Deferred income taxes	497.1	456.9
Other liabilities	177.2	177.0
Total liabilities	2,668.2	2,532.3
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	477.5	641.9
Equity:
Common stock ($.01 par value, 153.0 shares authorized; 53.9 shares outstanding in 2012 and 2013)	0.5	0.5
Additional paid-in capital	868.5	479.9
Accumulated other comprehensive income	79.1	74.0
Retained earnings	1,350.7	1,711.2
	2,298.8	2,265.6
Less: treasury stock, at cost (1.7 shares in 2012 and 1.0 shares in 2013)	(214.6)	(131.4)
Total stockholders' equity	2,084.2	2,134.2
Non-controlling interests	957.2	1,010.4
Total equity	3,041.4	3,144.6
Total liabilities and equity	$6,187.1	$6,318.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2010	$0.5	$980.5	$100.5	$1,011.8	$(293.3)	$575.3	$2,375.3
Stock issued under option and other incentive plans	—	(37.6)	—	—	65.6	—	28.0
Tax benefit of option exercises	—	8.2	—	—	—	—	8.2
Issuance costs	—	(0.3)	—	—	—	—	(0.3)
Changes in Affiliate equity value and other	—	(63.0)	—	—	—	37.4	(25.6)
Share-based payment arrangements	—	39.7	—	—	—	—	39.7
Distributions to non-controlling interests	—	—	—	—	—	(173.8)	(173.8)
Repurchase of common shares	—	—	—	—	(61.0)	—	(61.0)
Net income	—	—	—	164.9	—	194.7	359.6
Other comprehensive income	—	—	(50.5)	—	—	—	(50.5)
December 31, 2011	$0.5	$927.5	$50.0	$1,176.7	$(288.7)	$633.6	$2,499.6
Stock issued under option and other incentive plans	—	(62.0)	—	—	135.0	—	73.0
Tax benefit of option exercises	—	25.5	—	—	—	—	25.5
Changes in Affiliate equity value and other	—	(72.1)	—	—	—	21.9	(50.2)
Share-based payment arrangements	—	49.6	—	—	—	—	49.6
Distributions to non-controlling interests	—	—	—	—	—	(185.5)	(185.5)
Investments in Affiliates	—	—	—	—	—	247.6	247.6
Repurchase of common shares	—	—	—	—	(60.9)	—	(60.9)
Net income	—	—	—	174.0	—	237.4	411.4
Other comprehensive income	—	—	29.1	—	—	2.2	31.3
December 31, 2012	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Stock issued under option and other incentive plans	—	(53.2)	—	—	98.9	—	45.7
Tax benefit of option exercises	—	20.7	—	—	—	—	20.7
Changes in Affiliate equity value and other	—	(242.4)	—	—	—	13.2	(229.2)
Share-based payment arrangements	—	61.0	—	—	—	—	61.0
Settlement of senior convertible securities	—	(130.7)	—	—	—	—	(130.7)
Distributions to non-controlling interests	—	—	—	—	—	(267.1)	(267.1)
Forward equity transactions	—	(44.0)	—	—	—	—	(44.0)
Repurchase of common shares	—	—	—	—	(15.7)	—	(15.7)
Net income	—	—	—	360.5	—	309.1	669.6
Other comprehensive income	—	—	(5.1)	—	—	(2.0)	(7.1)
December 31, 2013	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2011	2012	2013
Cash flow from operating activities:
Net income	$359.6	$411.4	$669.6
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	97.7	200.0	128.2
Depreciation and other amortization	15.0	14.1	14.0
Deferred income tax provision	35.2	11.1	27.7
Imputed interest expense and contingent payment arrangements	27.3	(26.1)	31.7
Income from equity method investments, net of amortization	(72.7)	(129.7)	(307.8)
Distributions received from equity method investments	128.3	104.7	226.6
Share-based and Affiliate equity compensation	52.4	69.3	84.1
Other non-cash items	30.5	24.3	20.0
Changes in assets and liabilities:
(Increase) decrease in receivables	22.6	(41.6)	(101.8)
(Increase) decrease in other assets	1.5	(4.7)	(12.8)
Increase in payables, accrued liabilities and other liabilities	11.1	0.4	177.6
Cash flow from operating activities	708.5	633.2	957.1
Cash flow used in investing activities:
Investments in Affiliates	(13.3)	(797.4)	(26.3)
Purchase of fixed assets	(16.1)	(20.0)	(24.0)
Purchase of investment securities	(49.2)	(19.1)	(11.4)
Sale of investment securities	10.9	34.2	11.4
Cash flow used in investing activities	(67.7)	(802.3)	(50.3)
Cash flow from (used in) financing activities:
Borrowings of senior debt	360.0	970.0	760.0
Repayments of senior debt and convertible securities	(570.0)	(555.0)	(1,201.3)
Issuance of common stock	28.0	73.4	48.2
Repurchase of common stock	(61.0)	(60.9)	(15.7)
Note and contingent payments	(72.5)	(3.6)	(41.0)
Distributions to non-controlling interests	(167.6)	(181.4)	(267.1)
Affiliate equity issuances and repurchases	(13.4)	(107.9)	(118.1)
Other financing items	(7.3)	11.6	(34.1)
Cash flow from (used in) financing activities	(503.8)	146.2	(869.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.8)	3.8	1.5
Net increase (decrease) in cash and cash equivalents	136.2	(19.1)	39.2
Cash and cash equivalents at beginning of period	313.3	449.5	430.4
Cash and cash equivalents at end of period	$449.5	$430.4	$469.6
Supplemental disclosure of cash flow information:
Interest paid	$75.9	$79.8	$87.4
Income taxes paid	46.6	51.6	82.8
Supplemental disclosure of non-cash financing activities:
Payables recorded for Affiliate equity repurchases	32.1	10.6	4.0
Payables recorded under contingent payment arrangements	—	28.9	—
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
Affiliates are either organized as limited partnerships, limited liability partnerships, limited liability companies, or corporations. AMG generally has contractual arrangements ("revenue sharing arrangements") with its Affiliates. In many cases, a percentage of revenue is allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members. In other revenue sharing arrangements, AMG owns a minority interest that allocates to AMG a percentage of the Affiliate's revenue, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions to the other owners. Under the revenue sharing arrangements, AMG's contractual share of revenue generally has priority over allocations to Affiliate management. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. In these cases, AMG participates fully in any increase or decrease in the revenue or expenses of such firms.

(b)	Basis of Presentation
The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.
Effective December 31, 2013, the Company changed the presentation of its Consolidated Balance Sheets from a classified basis to a non-classified basis. Under the non-classified basis, balances are not separately presented as current or non-current. Management believes that this presentation is more meaningful because it aggregates assets and liabilities of the same nature, which is consistent with the manner in which management monitors its financial position.

(c)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

(d)	Principles of Consolidation
Investments in Affiliates
The Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine the appropriate method of accounting. Majority-owned or otherwise controlled investments are consolidated. AMG typically has control over its Affiliate investments, directly or indirectly, as the sole general partner (in the case of Affiliates which are limited partnerships), the managing partner (in the case of Affiliates which are limited liability partnerships), the sole manager member (in the case of Affiliates which are limited liability companies) or principal shareholder (in the case of Affiliates which are corporations). As a result, the Company generally consolidates its Affiliate investments and all material intercompany balances and transactions are eliminated.
For its consolidated Affiliates, the portion of the Owners’ Allocation allocated to partners or members other than AMG is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed Operating and Owners’ Allocation owned by partners or members of the consolidated Affiliates. The effect of any changes in the Company's equity interests in its consolidated Affiliates resulting from the issuance or repurchase of an Affiliate's equity by the Company or one of its Affiliates is included as a component of stockholders' equity, net of the related income tax effect in the period of the change. The current redemption value of non-controlling interests has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets.
AMG applies the equity method of accounting to investments where AMG does not hold a controlling equity interest but has the ability to exercise significant influence over operating and financial matters. AMG also applies the equity method if

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unaffiliated minority shareholders or partners have certain rights to remove AMG or have rights to participate in substantive operating decisions (e.g. approval of annual operating budgets, major financings, selection of senior management, etc.).
Other investments in which AMG owns less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.
Affiliate Sponsored Investment Vehicles
The Company's Affiliates sponsor various investment vehicles where they also act as the investment advisor. Certain of these investment vehicles are variable interest entities (“VIEs”) while others are voting rights entities ("VREs").
VIEs are consolidated if the Affiliate is determined to be the primary beneficiary (i.e. if it absorbs a majority of the expected losses, or receives a majority of the expected residual returns). In determining whether the Affiliate is the primary beneficiary, both qualitative and quantitative factors (such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid, related party ownership, guarantees and implied relationships) are considered.
VREs are consolidated if the Affiliate is the managing member or general partner of the investment vehicle unless unaffiliated investors have certain rights to remove the Affiliate from such role or have substantive participating rights.

(e)	Cash and Cash Equivalents
The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

(f)	Receivables
The Company’s Affiliates earn investment advisory and performance fees which are billed monthly, quarterly or annually based on the terms of the related contracts. Billed but uncollected advisory and performance fees are presented within Receivables on the Consolidated Balance Sheets and are generally short-term in nature.
Certain of the Company’s Affiliates in the United Kingdom act as an intermediary between clients and their sponsored funds. Normal settlement periods on transactions initiated by these clients result in unsettled fund share receivables and payables that are presented on a gross basis within Receivables and Payables and accrued liabilities on the Consolidated Balance Sheets. The gross presentation of these receivables and offsetting payables reflect the legal relationship between the underlying investor and the Company’s Affiliates.

(g)	Investments in Marketable Securities
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

(h)	Fixed Assets
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

(i)	Leases
The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements classified as operating leases contain renewal

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

(j)	Equity Investments in Affiliates
For equity method investments, the Company's portion of income or loss before taxes is included in Income from equity method investments, net of any amortization of intangible assets related to the Company's investment. The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within current income taxes because these taxes generally represent the Company's share of the taxes incurred by the Affiliate. Deferred income taxes incurred as a direct result of the Company's investment in Affiliates accounted for under the equity method have been included in intangible-related deferred taxes. The associated deferred tax liabilities have been classified as a component of Deferred income taxes in the Consolidated Balance Sheet.
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

(k)	Acquired Client Relationships and Goodwill
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
The Company tests for the possible impairment of indefinite and definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the fair value of the asset to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss may be recorded.
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
The Company periodically enters into contingent payment arrangements in connection with its business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain levels of revenue growth are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability on its Consolidated Balance Sheet. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company's expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in the Company's Consolidated Statements of Income. For Affiliates accounted for under the equity method, the Company records an obligation when a payment becomes probable with a corresponding increase to the carrying value of the Affiliate.

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
In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company's tax payments), and any use of its state and foreign loss carryforwards (which would decrease its tax payments). In forming these estimates, the Company uses enacted federal, state and foreign income tax rates and makes assumptions about the apportionment of future taxable income to jurisdictions in which the Company has operations. An increase or decrease in federal or state income tax rates could have a material impact on the Company's deferred income tax liabilities and assets and would result in a current income tax charge or benefit.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(q)	Revenue Recognition
The Company's consolidated revenue primarily represents advisory fees billed monthly, quarterly and annually by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance based advisory fees are generally assessed as a percentage of the investment performance realized on a client's account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e. when they become billable to customers and are not subject to contingent repayment) based on the contractual terms of agreements and when collection is reasonably assured. Carried interest is recognized upon the earlier of the termination of the investment product or when the likelihood of claw-back is improbable. Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.
The Company's Affiliates have contractual arrangements with third parties to provide certain distribution-related services. These third parties are primarily compensated based on the value of client assets over time. Distribution related revenues are presented gross of any related expenses when the Affiliate is the principal in its role as primary obligor under its sales and distribution arrangements. Distribution-related expenses are presented within Selling, general and administrative expenses.

(r)	Share-Based Compensation Plans
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

(s)	Recent Accounting Developments
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

2.	Investments in Marketable Securities
Investment in marketable securities at December 31, 2012 and 2013 were $128.9 million and $157.9 million, respectively. These investments are comprised of the Company's investment in Value Partners Group Limited ("Value Partners"), a publicly-traded asset management firm based in Hong Kong, and investments held by Affiliates.
The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2012 and 2013:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale		Trading
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Cost	$103.2	$103.2	$10.3	$17.9
Unrealized Gains	15.3	33.3	6.5	4.6
Unrealized Losses	(3.2)	(1.1)	(3.2)	—
Fair Value	$115.3	$135.4	$13.6	$22.5
The Company had no significant realized gains and losses on investments for the periods presented.

3.	Other Investments
Other investments consist of investments in funds advised by Affiliates which are carried at fair value. The income or loss related to these investments is classified within investment and other income in the Consolidated Statements of Income.

4.	Variable Interest Entities
Sponsored Investment Funds
The Company's Affiliates act as the investment manager for certain investment funds that are considered variable interest entities ("VIEs"). Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive incentive fees. The Affiliates' exposure to risk in these entities is generally limited to any equity investment and any uncollected management or incentive fees, neither of which were material at December 31, 2012 or 2013. The Affiliates do not have any investment performance guarantees to these VIEs.
The Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management. Since the Affiliates' variable interests will not absorb the majority of the variability of the entity's net assets, these entities are not consolidated.
Trust Preferred Vehicles
The Company established wholly-owned trusts in connection with the 2006 and 2007 issuances of junior convertible trust preferred securities. These entities are considered VIEs because the Company's equity investment in the trusts is not at risk and therefore the Company is not the primary beneficiary. As a result, these entities are not consolidated in the Company's financial statements.
The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2012		December 31, 2013
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$7,186.9	$0.8	$8,112.7	$1.7
Trust preferred vehicles	9.0	9.0	9.0	9.0

5.	Senior Bank Debt
The Company has a $1.25 billion senior unsecured revolving credit facility (the "credit facility") which matures in April 2018. The Company pays interest on any outstanding obligations at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time).
As of December 31, 2012 and 2013, the Company had outstanding borrowings under the credit facility of $325.0 million and $525.0 million, respectively, and the weighted-average interest rate on outstanding borrowings was 2.77% and 1.95%, respectively. The Company pays commitment fees on the unused portion of its credit facility. In 2012 and 2013, these fees amounted to $3.7 million and $3.2 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The credit facility is unsecured and contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends, asset dispositions and fundamental corporate changes.

6.	Senior Notes
At December 31, 2013, the Company has two senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2042 Senior Notes
Issue date	October 2012	August 2012
Maturity date	October 2022	August 2042
Potential Call Date	October 2015	August 2017
Par value (in millions)	$140.0	$200.0
Call Price	At Par	At Par
Stated coupon	5.25%	6.375%
Coupon frequency	Quarterly	Quarterly

On February 11, 2014, The Company sold $400.0 million aggregate principal amount of 4.25% senior notes due 2024 (the “2024 senior notes”). The unsecured 2024 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture limits the Company’s ability to consolidate, merge or sell all or substantially all of its assets, and to create certain liens.

7.	Convertible Securities
In 2013, the Company settled $460.0 million principal amount outstanding of our 3.95% senior convertible notes due 2038 (“2008 senior convertible notes”). In connection with the settlement, the Company paid an aggregate of $641.3 million and all of our 2008 senior convertible notes have been retired.
At December 31, 2013, the Company has two junior convertible trust preferred securities outstanding, one issued in 2006 (the "2006 junior convertible trust preferred securities") and a second issued in 2007 (the "2007 junior convertible trust preferred securities").
The carrying values of the Company's convertible securities are as follows:

	December 31, 2012		December 31, 2013
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Senior convertible securities:
2008 senior convertible notes(1)	$450.1	$460.0	$—	$—
Junior convertible trust preferred securities:
2007 junior convertible trust preferred securities(1)	$299.4	$430.8	$301.2	$430.8
2006 junior convertible trust preferred securities(1)	216.1	300.0	217.5	300.0
Total junior convertible securities	$515.5	$730.8	$518.7	$730.8
_______________________________________________________________________________

(1)	Carrying value is accreted to the principal amount at maturity over an expected life of 30 years for each of the junior convertible trust preferred securities.
The principal terms of these securities are summarized below.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2006 Junior Convertible Trust Preferred Securities(1)	2007 Junior Convertible Trust Preferred Securities(2)
Issue date	April 2006	October 2007
Maturity date	April 2036	October 2037
Par value (in millions)	$300.0	$430.8
Carrying value (in millions)(3)	$217.5	$301.2
Denomination	$50	$50
Current conversion rate	0.333	0.250
Current conversion price	$150.00	$200.00
Stated coupon	5.10%	5.15%
Coupon frequency	Quarterly	Quarterly
Tax deduction rate(4)	7.50%	8.00%
_______________________________________________________________________________

(1)
On February 13, 2014, we delivered a notice to redeem all of our outstanding 2006 convertible trust preferred securities. In lieu of redemption, holders of the 2006 junior convertible trust preferred securities may elect to convert their securities into a defined number of shares. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election.

(2)
The Company may redeem the 2007 junior convertible trust preferred securities if the closing price of the Company's common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days.

(3)	The carrying value is accreted to the principal amount at maturity over an expected life of 30 years for each of the junior convertible trust preferred securities.

(4)
These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $12.9 million ($8.1 million assuming the redemption of the 2006 convertible trust preferred securities). These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities. In 2013 , $50.6 million was reclassified to stockholders' equity related to the repurchase of the 2008 senior convertible notes.

8.	Forward Equity Sale Agreement
Under a forward equity agreement, the Company may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, the Company entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, the Company agreed to net settle $77.0 million notional amount of forward equity contracts for cash at an average share price of $185.56. As of December 31, 2013, the Company has $70.2 million notional amount outstanding. The Company has the ability to settle the outstanding contracts either by delivering shares of common stock and receiving cash or net settling for cash or shares of common stock.

9.	Financial Instruments and Risk Management
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may be exposed to credit-related losses in the event of nonperformance by the counter parties that issued the financial instruments, although the Company does not expect that the counter parties to interest rate derivatives will fail to meet their obligations, given their typically high credit ratings.
Interest Rate Risk Management
From time to time, the Company enters into derivative financial instruments to reduce exposure to changing interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are intended to enable the Company to achieve a level of variable-rate or fixed-rate debt that is acceptable to management and to limit interest rate exposure. The Company agrees with another party to exchange the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company maintains cash and cash equivalents, investments and, at times, certain financial instruments with various high credit-quality financial institutions. These financial institutions are typically located in countries in which AMG and its Affiliates operate. For AMG and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

10.	Derivative Financial Instruments
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
The Company’s derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of December 31, 2013, the Company had posted collateral of $3.6 million related to its interest rate swap contracts.
The following summarizes the amount of derivative instrument gains and losses reported in the Consolidated Statements of Comprehensive Income:

	For the Years Ended December 31,
Cash Flow Hedges	2011	2012	2013
Interest rate swaps	$(5.4)	$(1.1)	$1.5
Treasury rate locks	(4.3)	—	—
Total	$(9.7)	$(1.1)	$1.5
At December 31, 2012 and 2013, the fair values of the Company's interest rate swaps ($4.0 million and $2.5 million, respectively) are presented within Other liabilities. The Company does not generally hold or issue derivative financial instruments for trading purposes. Interest rate swaps are intended to enable the Company to achieve a level of variable-rate and fixed-rate debt that limits interest rate exposure.

11.	Commitments and Contingencies
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
In connection with a past acquisition agreement, the Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of December 31, 2013, these unfunded commitments totaled approximately $62.9 million and may be called in future periods. The Company is contractually entitled to reimbursement from the prior owner for $29.0 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement by Affiliates of specified financial targets, to make payments of up to $474.1 million through 2017. As of December 31, 2013, the Company expects to make payments of $75.0 million (none in 2014) to settle obligations related to consolidated Affiliates and may make payments of up to $151.0 million related to the Company's equity method investments. The net present value of the expected payments for consolidated Affiliates totals $50.2 million as of December 31, 2013.

12.	Fair Value Measurements
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$13.5	$13.5	$—	$—
Investments in marketable securities(1)
Trading securities	13.6	13.6	—	—
Available-for-sale securities	115.3	115.3	—	—
Other investments	155.4	15.7	20.8	118.9
Financial Liabilities
Contingent payment arrangements(2)	$31.0	$—	$—	$31.0
Obligations to related parties(3)	77.8	—	—	77.8
Interest rate derivatives(4)	4.0	—	4.0	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$39.0	$39.0	$—	$—
Investments in marketable securities(1)
Trading securities	22.5	22.5	—	—
Available for sale securities	135.4	135.4	—	—
Other investments	164.3	14.1	18.4	131.8
Financial Liabilities
Contingent payment arrangements(2)	$50.2	$—	$—	$50.2
Obligations to related parties(3)	76.9	—	—	76.9
Interest rate derivatives(4)	2.5	—	2.5	—
_______________________________________________________________________________

(1)	Principally investments in equity securities.

(2)	Net present value of expected payments under contingent payment arrangements are reported in Other liabilities.

(3)	Obligations to related parties are presented within Other liabilities.

(4)	Interest rate derivatives are presented within Other liabilities.
The following is a description of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
        Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds which are classified as Level 1.
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
Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company's investments in consolidated Affiliates. The significant unobservable inputs that are used in the fair value measurement of these obligations are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears.
Interest rate derivatives include interest rate swaps. The fair value of these assets is determined by model-derived valuations in which all significant inputs are observable in active markets.
It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no transfers of financial assets or liabilities from Level 1 to Level 2 in 2013. In 2012, financial assets valued at $2.0 million were transferred from Level 1 to Level 2.
Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities for the years ended December 31, 2012 and 2013:

	For the Twelve Months Ended
	December 31, 2012						December 31, 2013
	Other Investments		Contingent Payment Arrangements		Obligations to related parties		Other Investments		Contingent Payment Arrangements		Obligations to related parties
Balance, beginning of period	$103.4		$87.1		$92.0		$118.9		$31.0		$77.8
Net gains/losses	7.8	(1)	(40.8)	(2)	1.8	(3)	12.3	(1)	19.2	(2)	6.2	(3)
Purchases and issuances	18.8		24.8		32.1		18.0		—		62.9
Settlements and reductions	(11.1)		(40.1)		(48.1)		(17.4)		—		(70.0)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$118.9		$31.0		$77.8		$131.8		$50.2		$76.9

Net unrealized gains/losses relating to instruments still held at the reporting date	$11.0		$(13.5)		$0.8		$16.5		$19.2		$2.2
_______________________________________________________________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing our Level 3 financial liabilities:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2012	Range at December 31, 2012	Fair Value at December 31, 2013	Range at December 31, 2013
Contingent payment arrangements	Discounted cash flow	Growth rates	$31.0	6.0% - 12.0%	$50.2	3.0% - 11.0%
		Discount rates		14.0% - 18.0%		14.0% - 18.0%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	9.4	(10.0)% - 17.0%	4.0	8.0%
		Discount rates		15.0% - 24.0%		15.0%
Investments in Certain Entities that Calculate Net Asset Value
The Company relies on the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2012 and 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

	December 31, 2012		December 31, 2013
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$118.9	$75.4	$131.8	$62.9
Other funds(2)	68.9	—	82.3	—
	$187.8	$75.4	$214.1	$62.9
_______________________________________________________________________________

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

	December 31, 2012		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Senior notes	$340.0	$351.8	$340.0	$325.0	Level 2
Senior convertible securities	450.1	510.6	—	—	Level 2
Junior convertible trust preferred securities	515.5	719.9	518.7	963.9	Level 2

13.	Business Combinations
In 2012, the Company completed majority investments in two new Affiliates. The Company's purchase price allocations used financial models that included assumptions of market performance, net client cash flows and discount rates. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 67.0%, 32.9% and 0.1% was attributed to the Company's Mutual Fund, High Net Worth and Institutional segments, respectively. The consideration paid (less net tangible assets acquired) is deductible for U.S. tax purposes over a 15-year life.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with one of the investments, the Company is contingently liable to make payments of up to $75.0 million over the next three to five years upon the achievement of specified revenue targets.
The aggregate purchase price allocation for these investments is as follows:

Total
Consideration paid	$417.8
Non-controlling interests	247.6
Contingent payment obligations	24.8
Enterprise value	$690.2

Acquired client relationships	$452.6
Tangible assets, net	11.7
Goodwill	225.9
$690.2
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
Investments in new Affiliates contributed $88.0 million and $14.5 million to the Company's revenue and earnings, respectively, during 2012 and contributed $227.9 million and $32.1 million, respectively, during 2013.

14.	Goodwill and Acquired Client Relationships
The following table presents the change in Goodwill during 2012 and 2013:

	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2011	$1,071.4	$785.0	$260.9	$2,117.3
Goodwill acquired	0.3	151.3	74.3	225.9
Foreign currency translation	6.8	3.2	2.0	12.0
Balance, as of December 31, 2012	$1,078.5	$939.5	$337.2	$2,355.2
Goodwill acquired	—	—	—	—
Foreign currency translation	(2.2)	(11.4)	0.1	(13.5)
Balance, as of December 31, 2013	$1,076.3	$928.1	$337.3	$2,341.7
The following table reflects the components of intangible assets of the Company's Affiliates that are consolidated as of December 31, 2012 and 2013:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2011	$970.5	$(317.0)	$653.5	$667.6	$1,321.1
New Investments	131.1	—	131.1	321.5	452.6
Amortization and impairments	—	(97.8)	(97.8)	(102.2)	(200.0)
Foreign currency translation	1.1	—	1.1	10.7	11.8
Transfers and other	6.9	31.3	38.2	(38.2)	—
Balance, as of December 31, 2012	$1,109.6	$(383.5)	$726.1	$859.4	$1,585.5
New Investments	—	—	—	—	—
Amortization and impairments	—	(128.2)	(128.2)	—	(128.2)
Foreign currency translation	(1.2)	—	(1.2)	4.6	3.4
Transfers and other	(68.9)	68.9	—	—	—
Balance, as of December 31, 2013	$1,039.5	$(442.8)	$596.7	$864.0	$1,460.7
During 2012, the Company completed impairment assessments on its goodwill and definite-lived acquired client relationships and no impairments were indicated. During 2012, the Company determined that the fair value of the indefinite-lived intangible asset at one of its Affiliates had declined below its carrying value and, accordingly, reduced its carrying value by $102.2 million. The fair value of this asset ($38.2 million) was calculated using a discounted cash flow analysis, a Level 3 fair value measurement. The significant assumptions used in the valuation were assets under management (declining approximately 10% annually) and a discount rate of 15%.
During 2013, the Company completed impairment assessments on its goodwill and definite-lived and indefinite-lived acquired client relationships and no impairments were indicated.
For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2013, these relationships were being amortized over a weighted average life of approximately ten years. The Company estimates that its consolidated annual amortization expense will be approximately $100.0 million for the next five years, assuming no additional investments in new or existing Affiliates.

15.	Equity Investments in Affiliates
For the Affiliates in which the Company holds a significant but non-controlling interest, the equity method of accounting is applied. The definite-lived acquired client relationships attributable to the Company's equity method investments are amortized over their expected useful lives. As of December 31, 2013, these relationships were being amortized over a weighted average life of approximately eleven years. The Company recognized amortization expense for these relationships of $36.9 million for twelve months ended December 31, 2012 as compared to $41.7 million and for the twelve months ended December 31, 2013. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates for the next five years as follows:

Year Ending December 31,	Estimated Amortization Expense
2014	$20.7
2015	12.4
2016	9.8
2017	9.8
2018	9.8
The following table presents summarized financial information for Affiliates accounted for under the equity method.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2011	2012	2013
Revenue(1)	$581.0	$1,005.4	$1,589.6
Net income	387.9	783.3	1,321.9

	December 31,
	2012	2013
Current assets(2)	$11,957.8	$19,084.4
Noncurrent assets	34.7	55.3
Current liabilities	1,361.5	1,674.5
Noncurrent liabilities and Non-controlling interest(2)	9,857.6	16,089.0
_______________________________________________________________________________

(1)	Revenue includes advisory fees for asset management services, investment income and dividends from consolidated investment partnerships.

(2)	The Company is not entitled to assets held by investors that are unrelated to the Company including consolidated investment partnerships.
The Company's share of undistributed earnings from equity method investments totaled $197.6 million as of December 31, 2013.

16.	Fixed Assets and Lease Commitments
Fixed assets consisted of the following:

	December 31,
	2012	2013
Building and leasehold improvements	$74.7	$78.5
Equipment	38.9	36.5
Furniture and fixtures	16.3	15.4
Land and improvements	18.1	18.9
Software	21.4	30.6
Fixed assets, at cost	169.4	179.9
Accumulated depreciation and amortization	(87.9)	(87.6)
Fixed assets, net	$81.5	$92.3
The Company and its Affiliates lease office space and equipment for their operations. At December 31, 2013, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Required Minimum Payments
2014	$30.1
2015	29.2
2016	23.5
2017	21.4
2018	19.8
Thereafter	69.5
Consolidated rent expense for 2011, 2012 and 2013 was $29.9 million, $30.5 million and $30.3 million, respectively.

17.	Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2012	2013
Accrued compensation	$138.8	$187.9
Unsettled fund share payables	39.8	$84.6
Accrued income taxes	13.7	73.0
Accrued professional fees	28.7	33.4
Accrued interest	19.3	11.8
Accrued distributions	13.2	23.6
Accounts payable	59.5	23.5
Other	50.3	76.9
	$363.3	$514.7

18.	Related Party Transactions
The Company's Affiliates pay quarterly distributions to Affiliate management owners. The accrued distributions included in Payables and accrued liabilities were $13.2 million and $23.6 million as of December 31, 2012 and 2013, respectively.
The Company periodically records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests. The Company also has liabilities to related parties for deferred purchase price and contingent payment arrangements in connection with certain business combinations. The total receivable was $36.9 million and $21.8 million at December 31, 2012 and 2013, respectively, and is included in Other assets. The total payable was $133.6 million and $133.4 million as of December 31, 2012 and 2013, respectively, and is included in Other liabilities.
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
Common Stock
The Company's Board of Directors has authorized the issuance of up to 150.0 million shares of Voting Common Stock and 3.0 million shares of Class B Non-Voting Common Stock. As more fully described in Note 8, the Company is party to a forward equity sale agreement to issue new shares of the Company's common stock.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's Board of Directors has also authorized share repurchase programs in recent periods. The maximum number of shares that may yet be repurchased under outstanding programs is 2.2 million. The timing and amount of issuances and repurchases are determined at the discretion of AMG's management.
A summary of the Company's recent share repurchase activity is as follows:

Period	Shares Repurchased	Average Price
2011	0.7	$83.63
2012	0.6	$107.44
2013	0.1	$184.89
Financial Instruments
The Company's junior convertible trust preferred securities contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. These arrangements, as well as the forward equity sale agreement, meet the definition of equity and are not required to be accounted for separately as derivative instruments.

20.	Share-Based Compensation
Share-Based Incentive Plans
The Company has established various plans under which it is authorized to grant restricted stock, restricted stock units, stock options and stock appreciation rights. Compensation payable under these plans is intended to qualify as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. The Company may also grant cash awards that can be notionally invested in one or more specified measurement funds, including the Company’s common stock.
Stock Options
The Company granted stock options with fair values of $16.8 million, $2.5 million, and $1.0 million in 2011, 2012 and 2013, respectively. Stock options generally vest over a period of three to five years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.
The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2013	3.8	$74.04
Options granted	0.0	191.75
Options exercised	(0.8)	62.59
Options forfeited	(0.0)	81.49
Unexercised options outstanding—December 31, 2013	3.0	77.71	3.4
Exercisable at December 31, 2013	2.4	73.56	3.2
The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2011, 2012 and 2013 was $30.27, $40.43 and $61.82 per option, respectively, based on the weighted-average grant date assumptions stated below.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2011	2012	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	33.1%	36.8%	34.4%
Risk-free interest rate(2)	1.3%	0.7%	1.5%
Expected life of options (in years)(3)	4.8	5.0	5.0
Forfeiture rate(3)	2.4%	1.4%	0.0%
_______________________________________________________________________________

(1)	Based on historical and implied volatility.

(2)	Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)	Based on the Company's historical data and expected exercise behavior.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $35.4 million, $86.8 million and $77.4 million, respectively. As of December 31, 2013, the intrinsic value of exercisable options outstanding was $341.9 million and 3.4 million options are available for future grant under the Company's option plans.
Restricted Stock
The Company granted awards with fair values of $3.3 million, $18.1 million, and $53.5 million in 2011, 2012 and 2013, respectively. Awards contain service-based vesting conditions requiring service over a period of three to eight years. In certain circumstances, the Company may elect to settle the awards in shares of the Company's common stock or cash.
The following table summarizes the transactions of the Company's restricted stock:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—January 1, 2013	0.4	$84.53
Units granted	0.3	208.76
Units vested	(0.2)	50.46
Units forfeited	(0.0)	94.83
Unvested units—December 31, 2013	0.5	176.38
In 2013, 0.2 million of the units granted contained service-based vesting conditions and were valued based on the closing price of the Company's common stock on the date of grant. The remaining 0.1 million units vest when the required service period has been completed and if certain market conditions are satisfied. The market conditions require separate 15%, 25% and 35% increases in the price of the Company’s common stock to be achieved during the six-year term of the awards; however, shares underlying the awards are eligible to be delivered, assuming the service conditions have been satisfied, only on the fourth, fifth and sixth anniversaries of the grant date if the 15% market condition has been maintained. The awards were valued using a Monte Carlo simulation with grant date assumptions for expected volatility (31.6%), risk-free interest rate (2.0%) and dividend yield (0.0%). The weighted average fair value of the awards was $144.70. The fair value of the awards will be recognized as compensation over a service period of four years, which is the longer of the explicit service period or the period the market condition is expected to be met.
As of December 31, 2013, the Company has 1.8 million shares available for grant under its plans.
Share-Based Incentive Compensation
A summary of recent share-based compensation expense is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Period	Share-Based Compensation Expense	Tax Benefit
2011	$21.2	$8.1
2012	25.4	9.6
2013	27.5	10.6
The cash received and the actual tax benefit recognized for options exercised were $73.4 million and $25.5 million and $48.2 million and $20.7 million during the years ended December 31, 2012 and 2013, respectively. The excess tax benefit classified as a financing cash flow was $22.0 million and $17.3 million during the years ended December 31, 2012 and 2013, respectively, and is included in Other financing items.
There was $53.5 million and $79.3 million of unrecognized compensation expense related to share-based compensation arrangements as of December 31, 2012 and 2013, respectively. This expense will be recognized over a weighted average period of approximately three years (assuming no forfeitures).

21.	Affiliate Equity
Affiliate equity interests provide holders with a ratable portion of ownership in Affiliates. The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners and officers of AMG, with vesting, rights to cash flows and repurchase rights established at the time of grant or sale. Affiliate partners also transfer Affiliate equity interests amongst themselves.

Sales and repurchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its Affiliate partners, employees and officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the requisite service period.
A summary of Affiliate equity compensation expense is as follows:

Period	Affiliate Equity Compensation Expense	Tax Benefit
2011	$38.1	$12.0
2012	60.4	17.0
2013	72.3	21.7
There was $6.8 million, $16.3 million and $15.9 million of Affiliate equity compensation attributable to the non-controlling interest in 2011, 2012 and 2013, respectively. There was $85.3 million and $68.2 million of unrecognized compensation expense related to Affiliate equity compensation arrangements as of December 31, 2012 and 2013, respectively. Of this unrecognized compensation expense, $33.0 million and $32.1 million is attributable to the non-controlling interest, respectively. These expenses will be recognized over a weighted average period of approximately four years (assuming no forfeitures).
The Company's Affiliate equity arrangements provide the Company a conditional right to call and holders the conditional right to put their retained equity interests at certain intervals. The purchase price of these conditional purchases are generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value. Holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The Company, at its option, may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities.
The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2012	2013
Balance, as of January 1	$451.8	$477.5
Transactions in Redeemable non-controlling interests	(17.2)	(52.5)
Changes in redemption value	42.9	216.9
Balance, as of December 31	$477.5	$641.9
During the years ended 2011, 2012 and 2013, the Company acquired interests from and transferred interests to holders. The following schedule discloses the effect of changes in the Company's ownership interests in its Affiliates on the controlling interest's equity:

	For the Years Ended December 31,
	2011	2012	2013
Net income (controlling interest)	$164.9	$174.0	$360.5
Increase (decrease) in controlling interest paid-in capital from the sale of Affiliate equity	(28.1)	(44.0)	(74.0)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$136.8	$130.0	$286.5

22.	Benefit Plans
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
Consolidated expenses related to the Company's benefit plans in 2011, 2012 and 2013 were $12.0 million, $12.7 million and $14.1 million, respectively.

23.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2011	2012	2013
Controlling Interests:
Current tax	$45.0	$61.0	$153.1
Intangible related deferred taxes	43.2	22.7	38.1
Other deferred taxes	(4.0)	(12.1)	(6.2)
Total controlling interests	84.2	71.6	185.0
Non-controlling Interests:
Current tax	$12.9	$11.7	$13.3
Deferred taxes	(4.0)	0.5	(4.2)
Total non-controlling interests	8.9	12.2	9.1
Provision for income taxes	$93.1	$83.8	$194.1
Income before income taxes (controlling interest)	$249.1	$245.6	$545.5
Effective tax rate attributable to controlling interests(1)	33.8%	29.2%	33.9%
_______________________________________________________________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
A summary of the consolidated provision for income taxes is as follows:

	For the Years Ended December 31,
	2011	2012	2013
Current:
Federal	$6.2	$14.5	$104.1
State	11.2	14.2	21.1
Foreign	40.5	44.0	41.2
Total current	57.9	72.7	166.4
Deferred:
Federal	46.8	19.8	38.1
State	5.0	4.6	8.9
Foreign	(16.6)	(13.3)	(19.3)
Total deferred	35.2	11.1	27.7
Provision for income taxes	$93.1	$83.8	$194.1
The components of income before income taxes consisted of the following:

	For the Years Ended December 31,
	2011	2012	2013
Domestic	$243.8	$238.6	$604.0
International	208.9	256.6	259.7
	$452.7	$495.2	$863.7
The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate because of the effect of the following items:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2011	2012	2013
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	3.5	2.8
Non-deductible expenses	0.5	0.7	0.3
Valuation allowance	(0.1)	(4.7)	(0.3)
Effect of foreign operations	—	(2.9)	(2.3)
Foreign basis differences	(0.9)	(0.4)	(0.2)
Effect of changes in tax law, rates	(2.1)	(2.0)	(1.4)
Effect of income from non-controlling interests	(13.2)	(12.2)	(11.4)
	20.6%	17.0%	22.5%
In 2012 and 2013, the Company reduced its valuation allowance $11.5 million and $1.6 million, respectively, for foreign tax credit carryforwards and benefits of uncertain tax positions from improved projections of taxes in the U.S. During 2011, 2012 and 2013, the Company also realized a deferred tax benefit of $7.6 million, $7.3 million, and $11.2 million, respectively, from the re-valuation of its deferred taxes from a change in enacted tax rates in the United Kingdom. Excluding the non-controlling interest tax benefits, the changes decreased the effective tax rate of the controlling interest 2.1%, 2.0% and 1.4% in 2011, 2012 and 2013, respectively.
The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries that are permanent in duration. This amount becomes taxable upon a repatriation of assets from a sale or liquidation of the subsidiary. As of December 31, 2013, the amount of such temporary difference was approximately $47.7 million. The deferred taxes not recognized at December 31, 2013 for this temporary difference are approximately $17.9 million.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2013
Deferred Tax Assets
State net operating loss carryforwards	$23.9	$29.3
Deferred compensation	23.9	29.1
Foreign tax credit carryforwards	20.1	—
Tax benefit of uncertain tax positions	17.6	16.2
Accrued expenses	6.0	17.6
Foreign loss carryforwards	1.5	9.1
Total deferred tax assets	93.0	101.3
Valuation allowance	(21.3)	(36.6)
Deferred tax assets, net of valuation allowance	$71.7	$64.7
Deferred Tax Liabilities
Intangible asset amortization	$(238.2)	$(241.3)
Convertible securities interest	(189.2)	(144.7)
Non-deductible intangible amortization	(120.1)	(101.5)
Deferred revenue	(18.5)	(32.1)
Other	(2.8)	(2.0)
Total deferred tax liabilities	(568.8)	(521.6)
Net deferred tax liability	$(497.1)	$(456.9)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company's convertible securities also generate deferred taxes because the Company's tax deductions are higher than the interest expense recorded for financial statement purposes.
At December 31, 2013, the Company has state net operating loss carryforwards which expire over a 15-year period beginning in 2014 and foreign loss carryforwards which expire over a five year period. At December 31, 2012 and December 31, 2013, the valuation allowance was principally related to the Company's projections of taxable income prior to the expiration of these carryforwards.
The Company carried a liability for uncertain tax positions of $21.2 million, $22.6 million and $20.4 million as of December 31, 2011, 2012 and 2013, respectively. These amounts included $1.6 million, $2.2 million and $1.7 million of interest and related charges, respectively. At December 31, 2011, 2012 and 2013, these liabilities also included $12.6 million, $19.4 million and $17.2 million, respectively, for tax positions that, if recognized, would affect the Company's effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2011	2012	2013
Balance, as of January 1	$24.6	$21.2	$22.6
Additions based on current year tax positions	4.8	5.9	4.1
Additions based on prior years' tax positions	—	5.2	—
Reductions for prior years' tax provisions	—	(5.4)	(0.1)
Settlements	(1.2)	—	—
Reductions related to lapses of statutes of limitations	(6.7)	(4.6)	(5.4)
Additions (reductions) related to foreign exchange rates	(0.3)	0.3	(0.8)
Balance, as of December 31	$21.2	$22.6	$20.4
During 2012, this liability decreased $5.4 million as a result of the recognition of tax benefits from the transfer of interests in an Affiliate. This decrease was offset by a $5.2 million provision for added foreign exposure for prior years. The Company does not anticipate that this liability will change significantly over the next twelve months.
The Company periodically has tax examinations in the U.S. and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by any tax authorities for years before 2008.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2011	2012	2013
Numerator
Net income (controlling interest)	$164.9	$174.0	$360.5
Interest expense on convertible securities, net of taxes	—	—	10.5
Net income (controlling interest), as adjusted	$164.9	$174.0	$371.0
Denominator
Average shares outstanding—basic	51.8	51.7	53.1
Effect of dilutive instruments:
Stock options and other awards	1.2	1.3	1.3
Forward sale	—	—	0.3
Junior convertible securities	—	—	2.0
Average shares outstanding—diluted	53.0	53.0	56.7
As more fully discussed in Note 7, the Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company's common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.
During the years ended December 31, 2011, 2012 and 2013, the Company repurchased approximately 0.7 million, 0.6 million and 0.1 million shares of common stock, respectively, under the share repurchase programs approved by the Company's Board of Directors.
The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Years Ended December 31,
	2011	2012	2013
Stock options and other awards	1.2	0.7	0.1
Senior convertible securities	3.6	3.6	2.1
Junior convertible trust preferred securities	4.2	4.2	2.2
Forward equity sales	—	0.2	—
As discussed further in Note 21, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

25.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Year Ended December 31, 2011
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(10.2)	$—	$(10.2)
Change in net realized and unrealized loss on derivative securities	(9.7)	3.8	(5.9)
Change in net unrealized loss on investment securities	(56.6)	22.2	(34.4)
Other comprehensive income	$(76.5)	$26.0	$(50.5)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$18.5	$—	$18.5
Change in net realized and unrealized loss on derivative securities	(1.1)	0.4	(0.7)
Change in net unrealized gain on investment securities	21.6	(8.1)	13.5
Other comprehensive loss	$39.0	$(7.7)	$31.3

	For the Year Ended December 31, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(19.6)	$—	$(19.6)
Change in net realized and unrealized loss on derivative securities	1.5	(0.5)	1.0
Change in net unrealized gain on investment securities	19.5	(8.0)	11.5
Other comprehensive income	$1.4	$(8.5)	$(7.1)
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2012	$76.2	$(2.9)	$8.0	$81.3
Other comprehensive income before reclassifications	(19.6)	1.0	13.3	(5.3)
Amounts reclassified from other comprehensive income	—	0.0	(1.8)	(1.8)
Net other comprehensive income	(19.6)	1.0	11.5	(7.1)
Balance, as of December 31, 2013	$56.6	$(1.9)	$19.5	$74.2

26.	Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2012 and 2013.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$417.6	$429.6	$467.3	$491.0
Operating income	108.8	25.0	139.7	126.9
Income before income taxes	117.7	62.9	137.5	177.1
Net income (controlling interest)	37.5	6.6	54.9	75.0
Earnings per share—diluted	$0.71	$0.12	$1.04	$1.40

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$502.2	$541.0	$551.6	$594.0
Operating income	150.5	161.4	169.1	153.1
Income before income taxes	167.3	172.4	187.4	336.6
Net income (controlling interest)	62.4	64.7	75.2	158.2
Earnings per share—diluted	$1.15	$1.18	$1.37	$2.79

27.	Segment Information
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
In consolidated Affiliates with revenue sharing arrangements, a certain percentage of revenue is allocated for use by management of an Affiliate in paying operating expenses of that Affiliate, including salaries and bonuses, and is called an "Operating Allocation." In reporting segment operating expenses, consolidated Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. Generally, as revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in profit margin beyond the Company's Owners' Allocation as an operating expense. All other operating expenses (excluding intangible amortization) and interest expense have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income

	Year Ended December 31, 2011
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$841.4	$723.7	$139.7	$1,704.8
Operating expenses:
Depreciation, intangible amortization and impairments	76.9	28.0	7.8	112.7
Other operating expenses	524.9	492.4	88.7	1,106.0
	601.8	520.4	96.5	1,218.7
Operating income	239.6	203.3	43.2	486.1
Income from equity method investments	57.2	7.9	7.6	72.7
Other non-operating (income) and expenses:
Investment and other (income) loss	(6.9)	0.6	11.3	5.0
Interest expense	39.7	27.7	6.4	73.8
Imputed interest and contingent payment arrangements	15.1	9.9	2.3	27.3
	47.9	38.2	20.0	106.1
Income before income taxes	248.9	173.0	30.8	452.7
Income taxes	53.4	34.4	5.3	93.1
Net income	195.5	138.6	25.5	359.6
Net income (non-controlling interests)	(105.3)	(73.1)	(16.3)	(194.7)
Net income (controlling interest)	$90.2	$65.5	$9.2	$164.9
Total assets	$2,836.2	$1,920.6	$462.1	$5,218.9
Goodwill	$1,071.4	$785.0	$260.9	$2,117.3
Equity method investments in Affiliates	$490.6	$75.6	$49.6	$615.8

	Year Ended December 31, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$861.3	$774.4	$169.8	$1,805.5
Operating expenses:
Depreciation, intangible amortization and impairments	75.4	128.9	9.8	214.1
Other operating expenses	554.2	526.5	110.3	1,191.0
	629.6	655.4	120.1	1,405.1
Operating income	231.7	119.0	49.7	400.4
Income from equity method investments	103.9	12.7	13.1	129.7
Other non-operating (income) and expenses:
Investment and other (income) loss	(13.6)	(6.6)	(1.8)	(22.0)
Interest expense	50.7	24.0	8.3	83.0
Imputed interest and contingent payment arrangements	(8.1)	(19.5)	1.5	(26.1)
	29.0	(2.1)	8.0	34.9
Income before income taxes	306.6	133.8	54.8	495.2
Income taxes	63.7	10.7	9.4	83.8
Net income	242.9	123.1	45.4	411.4
Net income (non-controlling interests)	(116.9)	(95.8)	(24.7)	(237.4)
Net income (controlling interest)	$126.0	$27.3	$20.7	$174.0
Total assets	$3,176.5	$2,354.8	$655.8	$6,187.1
Goodwill	$1,078.5	$939.5	$337.2	$2,355.2
Equity method investments in Affiliates	$879.6	$81.2	$70.5	$1,031.3

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$948.7	$1,023.0	$217.1	2,188.8
Operating expenses:
Depreciation, intangible amortization and impairments	82.3	47.4	12.5	142.2
Other operating expenses	620.5	661.2	130.8	1,412.5
	702.8	708.6	143.3	1,554.7
Operating income	245.9	314.4	73.8	634.1
Income from equity method investments	263.9	16.6	27.3	307.8
Other non-operating (income) and expenses:
Investment and other (income) loss	(23.9)	(15.3)	(1.6)	(40.8)
Interest expense	51.0	27.7	8.6	87.3
Imputed interest and contingent payment arrangements	8.9	20.8	2.0	31.7
	36.0	33.2	9.0	78.2
Income before income taxes	473.8	297.8	92.1	863.7
Income taxes	117.5	56.3	20.3	194.1
Net income	356.3	241.5	71.8	669.6
Net income (non-controlling interests)	(136.4)	(138.1)	(34.6)	(309.1)
Net income (controlling interest)	$219.9	$103.4	$37.2	$360.5
Total assets	$3,196.5	$2,448.4	$673.9	$6,318.8
Goodwill	$1,076.3	$928.1	$337.3	$2,341.7
Equity method investments in Affiliates	$942.6	$77.7	$103.0	$1,123.3
In 2011, 2012 and 2013, revenue attributable to clients domiciled outside the U.S. was approximately 39%, 41% and 38% of total revenue, respectively.

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2013	$21.3	$16.9	$—	$1.6	$36.6
2012	35.6	—	—	14.3	21.3
2011	38.4	—	—	2.8	35.6

Other Allowances(1)
Year Ending December 31,
2013	$8.4	$2.8	$—	$2.4	$8.8
2012	9.6	0.1	—	1.3	8.4
2011	8.5	1.2	—	0.1	9.6
_______________________________________________________________________________

(1)	Other Allowances represents reserves on notes received in connection with transfers of our interests in certain Affiliates as well as other receivable amounts, which we consider uncollectible.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of December 31, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting," which is incorporated by reference herein.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item will be set forth in our proxy statement for our 2014 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2013) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 26, 2014	By:	/s/ SEAN M. HEALEY
Sean M. Healey Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SEAN M. HEALEY	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2014
Sean M. Healey

/s/ JAY C. HORGEN	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 26, 2014
Jay C. Horgen

/s/ SAMUEL T. BYRNE	Director	February 26, 2014
Samuel T. Byrne

/s/ DWIGHT D. CHURCHILL	Director	February 26, 2014
Dwight D. Churchill

/s/ HAROLD J. MEYERMAN	Director	February 26, 2014
Harold J. Meyerman

/s/ WILLIAM J. NUTT	Director	February 26, 2014
William J. Nutt

/s/ TRACY P. PALANDJIAN	Director	February 26, 2014
Tracy P. Palandjian

/s/ RITA M. RODRIGUEZ	Director	February 26, 2014
Rita M. Rodriguez

/s/ PATRICK T. RYAN	Director	February 26, 2014
Patrick T. Ryan

/s/ JIDE J. ZEITLIN	Director	February 26, 2014
Jide J. Zeitlin

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Amended and Restated By-laws(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust I, dated as of April 3, 2006, by and among Affiliated Managers Group, Inc., Wilmington Savings Fund Society, FSB d/b/a Christiana Trust (successor to Christiana Bank & Trust Company), as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Administrative Trustee, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust I(5)

4.3
Indenture, dated as of April 3, 2006, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(5)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee*

4.5
Guarantee Agreement, dated as of April 3, 2006, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(5)

4.6
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II(6)

4.7
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(6)

4.8
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee*

4.9
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(6)

4.10	Indenture, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee(7)
4.11
First Supplemental Indenture related to the 6.375% Senior Notes due 2042, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee, including the form of Global Note attached as Annex A thereto(7)

4.12
Second Supplemental Indenture related to the 5.250% Senior Notes due 2022, dated as of October 11, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee, including the form of Global Note attached as Annex A thereto(8)

4.13	Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee(9)
4.14
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto(9)

10.1†	Affiliated Managers Group, Inc. Defined Contribution Plan(10)
10.2†	Affiliated Managers Group, Inc. Executive Incentive Plan (f/k/a Long-Term Executive Incentive Plan)(11)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(12)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(12)
10.5†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.6†	Affiliated Managers Group, Inc. Amended and Restated Long-Term Stock and Investment Plan*
10.7†	Affiliated Managers Group, Inc. Executive Retention Plan(13)
10.8†	Affiliated Managers Group, Inc. Deferred Compensation Plan(14)

10.9†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(15)
10.10†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan(16)
10.11†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP(17)
10.12†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan, LP(18)
10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(19)
10.14†	Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(20)
10.15†	Form of Affiliated Managers Group, Inc. Award Agreement*
10.16†	Form of Indemnification Agreement entered into by each Director and Executive Officer(21)
10.17†	Service Agreement, dated as of June 7, 2011, by and between Affiliated Managers Group Limited and Andrew Dyson(22)
10.18
Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A.(7)

10.19	Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(7)
10.20	Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(7)
10.21	Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(7)
10.22
Credit Agreement, dated as of April 30, 2013, by and among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto(23)

10.23	Form of Distribution Agency Agreement, dated as of August 6, 2013(24)
10.24	Form of Confirmation Letter Agreement, dated as of August 6, 2013(24)
21.1	Schedule of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (ii) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (iii) the Consolidated Statement of Equity for the years ended December 31, 2013, 2012, and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (v) the Notes to the Consolidated Financial Statements.

†	Indicates a management contract or compensatory plan

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed July 31, 2012

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed April 7, 2006

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 8, 2012

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 11, 2012

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000

(11)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2010

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009, as amended

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed December 17, 2010

(16)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (No. 001-13459), filed February 23, 2012

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (No. 001-13459), filed February 22, 2013

(19)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 12, 2013

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 8, 2012

(23)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 30, 2013

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 6, 2013