Form 10-Q
period 2014-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2014-05-06
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

QuickLinks -- Click here to rapidly navigate through this document

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 55,281,036 shares of the registrant's common stock outstanding on April 29, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2013	2014
Revenue	$502.2	$593.1
Operating expenses:
Compensation and related expenses	214.5	235.7
Selling, general and administrative	92.3	122.3
Intangible amortization and impairments	32.9	27.4
Depreciation and other amortization	3.5	3.8
Other operating expenses	8.5	9.9
	351.7	399.1
Operating income	150.5	194.0
Income from equity method investments	50.6	46.2
Other non-operating (income) and expenses:
Investment and other income	(4.5)	(8.2)
Interest expense	24.2	17.6
Imputed interest expense and contingent payment arrangements	14.2	22.5
	33.9	31.9
Income before income taxes	167.2	208.3
Income taxes	37.5	48.9
Net income	129.7	159.4
Net income (non-controlling interests)	(67.3)	(82.2)
Net income (controlling interest)	$62.4	$77.2
Average shares outstanding—basic	52.7	53.7
Average shares outstanding—diluted	54.2	55.2
Earnings per share—basic	$1.18	$1.44
Earnings per share—diluted	$1.15	$1.40
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2013	2014
Net income	$129.7	$159.4
Other comprehensive income (loss):
Foreign currency translation adjustment	(22.8)	(8.8)
Change in net realized and unrealized gain on derivative securities, net of tax	0.2	0.2
Change in net unrealized gain (loss) on investment securities, net of tax	1.1	(13.8)
Other comprehensive income (loss)	(21.5)	(22.4)
Comprehensive income	108.2	137.0
Comprehensive income (non-controlling interests)	(66.9)	(82.4)
Comprehensive income (controlling interest)	$41.3	$54.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2013	March 31, 2014
Assets
Cash and cash equivalents	$469.6	$747.1
Receivables	418.4	486.3
Investments in marketable securities	157.9	136.0
Other investments	164.3	169.7
Fixed assets, net	92.3	93.1
Goodwill	2,341.7	2,385.9
Acquired client relationships, net	1,460.7	1,561.1
Equity method investments in Affiliates	1,123.3	963.1
Other assets	90.6	78.6
Total assets	$6,318.8	$6,620.9
Liabilities and Equity
Payables and accrued liabilities	$514.7	$509.5
Senior bank debt	525.0	400.0
Senior notes	340.0	736.6
Convertible securities	518.7	301.7
Deferred income taxes	456.9	399.4
Other liabilities	177.0	237.4
Total liabilities	2,532.3	2,584.6

Redeemable non-controlling interests	641.9	660.6
Equity:
Common stock	0.5	0.6
Additional paid-in capital	479.9	691.6
Accumulated other comprehensive income	74.0	51.4
Retained earnings	1,711.2	1,788.4
	2,265.6	2,532.0
Less: treasury stock, at cost	(131.4)	(101.6)
Total stockholders' equity	2,134.2	2,430.4
Non-controlling interests	1,010.4	945.3
Total equity	3,144.6	3,375.7
Total liabilities and equity	$6,318.8	$6,620.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2013	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	77.2	—	82.2	159.4
Share-based compensation	—	6.5	—	—	—	—	6.5
Common stock issued under share-based incentive plans	—	(67.5)	—	—	29.8	—	(37.7)
Tax benefit from share-based incentive plans	—	33.1	—	—	—	—	33.1
Settlement of convertible securities	0.1	276.4	—	—	—	—	276.5
Forward equity	—	(9.4)	—	—	—	—	(9.4)
Investments in Affiliates	—	—	—	—	—	78.9	78.9
Affiliate equity activity	—	(27.4)	—	—	—	(7.4)	(34.8)
Distributions to non-controlling interests	—	—	—	—	—	(219.0)	(219.0)
Other comprehensive income (loss)	—	—	(22.6)	—	—	0.2	(22.4)
March 31, 2014	$0.6	$691.6	$51.4	$1,788.4	$(101.6)	$945.3	$3,375.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2013	2014
Cash flow from operating activities:
Net income	$129.7	$159.4
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	32.9	27.4
Depreciation and other amortization	3.5	3.8
Deferred income tax provision	12.7	15.1
Imputed interest expense and contingent payment arrangements	14.2	22.5
Income from equity method investments, net of amortization	(50.6)	(46.2)
Distributions received from equity method investments	93.9	208.2
Share-based and Affiliate equity compensation	14.1	14.1
Other non-cash items	4.0	8.8
Changes in assets and liabilities:
Increase in receivables	(233.9)	(66.5)
(Increase) decrease in other assets	(8.3)	1.9
Increase (decrease) in payables, accrued liabilities and other liabilities	190.0	(50.8)
Cash flow from operating activities	202.2	297.7
Cash flow used in investing activities:
Investments in Affiliates	—	(108.9)
Purchase of fixed assets	(4.6)	(4.1)
Purchase of investment securities	(2.6)	(2.5)
Sale of investment securities	0.2	1.2
Cash flow from (used in) investing activities	(7.0)	(114.3)
Cash flow from (used in) financing activities:
Borrowings of senior debt	20.0	696.5
Repayments of senior debt and convertible securities	(195.0)	(425.6)
Issuance of common stock	29.2	6.8
Note and contingent payments	(37.8)	5.1
Distributions to non-controlling interests	(125.4)	(219.0)
Affiliate equity issuances and repurchases	15.8	0.2
Other financing items	7.5	30.1
Cash flow from (used in) financing activities	(285.7)	94.1
Effect of foreign exchange rate changes on cash and cash equivalents	(4.9)	(0.0)
Net increase (decrease) in cash and cash equivalents	(95.4)	277.5
Cash and cash equivalents at beginning of period	430.4	469.6
Cash and cash equivalents at end of period	$335.0	$747.1
Supplemental disclosure of non-cash financing activities:
Stock issued in settlement of 2006 junior convertible trust preferred securities	$—	$217.8
Stock issued under other incentive plans	(1.1)	(61.6)
Stock received in settlement of liability	0.4	44.0
Payables recorded for Affiliate equity purchases	12.0	55.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The consolidated financial statements of Affiliated Managers Group, Inc. ("AMG" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 includes additional information about AMG, its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Recent Accounting Developments
In April 2014, the Financial Accounting Standards Board issued an update to the guidance for discontinued operations accounting and reporting. The new guidance amends the definition of discontinued operations and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The new guidance is effective for interim and fiscal periods beginning after December 15, 2014. The Company is evaluating the impact of this guidance and does not expect it to have a significant impact on the Consolidated Financial Statements.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2013 and March 31, 2014 were $157.9 million and $136.0 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2013 and March 31, 2014:

	Available-for-Sale		Trading
	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014
Cost	$103.2	$103.1	$17.9	$18.1
Unrealized Gains	33.3	12.0	4.6	4.9
Unrealized Losses	(1.1)	(2.1)	(0.0)	(0.0)
Fair Value	$135.4	$113.0	$22.5	$23.0
The Company had no significant realized gains and losses on investments for the periods presented.

4.	Variable Interest Entities
The Company's Affiliates act as the investment manager for certain investment funds that are considered variable interest entities ("VIEs"). Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates' exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at December 31, 2013 and March 31, 2014. The Affiliates do not have any investment performance guarantees to these VIEs.
The Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management. Since the Affiliates' variable interests will not absorb the majority of the variability of the entity's net assets, these entities are not consolidated.
The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss related thereto are as follows:

	December 31, 2013		March 31, 2014
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$8,112.7	$1.7	$8,619.2	$1.7

5.	Debt
Senior Bank Debt
The Company has a $1.25 billion senior unsecured revolving credit facility (the "credit facility") which matures in April 2018. As of March 31, 2014, the current outstanding balance under the credit facility was $400.0 million.
On April 15, 2014, the Company entered into a $250.0 million five-year senior unsecured term loan. The Company pays interest at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time). Subject to certain conditions, the Company may borrow up to an additional $100.0 million.
The credit facility and term loan contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, and fundamental corporate changes, and certain customary events of default.
Senior Notes
On February 11, 2014, the Company sold $400.0 million aggregate principal amount of 4.25% senior notes due 2024 (the “2024 senior notes”). The unsecured 2024 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the underlying indenture limits the Company's ability to consolidate, merge or sell all or substantially all of its assets, and to create certain liens.
Convertible Securities
On February 13, 2014, the Company delivered a notice to redeem all of its outstanding 2006 junior convertible trust preferred securities. In lieu of redemption, substantially all holders of the 2006 junior convertible trust preferred securities elected to convert their securities into a defined number of shares. The Company issued 1.9 million shares of its common stock in connection with the conversion. As of March 31, 2014, all of the Company's 2006 junior convertible trust preferred securities have been canceled and retired. The Company recognized an expense of $18.8 million upon redemption, which is included in Imputed interest expense and contingent payment arrangements.

6.	Forward Equity
Under the Company's 2012 forward equity agreement, it had outstanding contracts as of December 31, 2013 to sell a notional amount of $70.2 million at an average share price of $123.09. During the three months ended March 31, 2014, the Company agreed to net settle $15.1 million notional amount for cash at an average share price of $199.19. In April 2014, the Company agreed to net settle all remaining outstanding contracts for cash at an average share price of $198.58. The Company has $252.8 million remaining notional amount that it may elect to sell under the forward equity agreement.

7.	Commitments and Contingencies
The Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of March 31, 2014, these unfunded commitments totaled approximately $73.1 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $27.4 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement by Affiliates of specified financial targets, to make payments of up to $474.1 million through 2017, including payments of up to $151.0 million related to the Company's equity method investments. As of March 31, 2014, the Company expects to make payments of $75.0 million (none in 2014) to settle obligations related to consolidated Affiliates. The net present value of the expected payments for consolidated Affiliates totals $53.2 million as of March 31, 2014.

8.	Fair Value Measurements
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$39.0	$39.0	$—	$—
Investments in marketable securities(1)
Trading securities	22.5	22.5	—	—
Available-for-sale securities	135.4	135.4	—	—
Other investments	164.3	14.1	18.4	131.8
Financial Liabilities
Contingent payment arrangements(2)	$50.2	$—	$—	$50.2
Obligations to related parties(2)	76.9	—	—	76.9
Interest rate swaps(3)	2.5	—	2.5	—

		Fair Value Measurements
	March 31, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$37.7	$37.7	$—	$—
Investments in marketable securities(1)
Trading securities	23.0	23.0	—	—
Available-for-sale securities	113.0	113.0	—	—
Other investments	169.7	14.6	19.2	135.9
Financial Liabilities
Contingent payment arrangements(2)	$53.2	$—	$—	$53.2
Obligations to related parties(2)	131.9	—	—	131.9
Interest rate swaps(3)	2.2	—	2.2	—
___________________________________________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities in the accompanying Consolidated Balance Sheets.

(3)
The fair value of the Company's interest rate swaps are presented within Other liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2013 and March 31, 2014, the Company had posted collateral with its counterparties of $3.6 million and $3.3 million, respectively. For the three months ended March 31, 2013 and 2014, gains on these interest rate swaps ($0.3 million and $0.3 million, respectively) have been reported in the Consolidated Statements of Comprehensive Income.

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
Interest rate swaps use model-derived valuations in which all significant inputs are observable in active markets to determine the fair value of these derivatives.
It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities from Level 1 to Level 2 in the three months ended March 31, 2013 and March 31, 2014, respectively.
Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities for the three months ended March 31, 2013 and 2014:

	For the Three Months Ended March 31,
	2013						2014
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$118.9		$31.0		$77.8		$131.8		$50.2		$76.9
Net gains/losses	2.0	(1)	9.5	(2)	0.8	(3)	5.8	(1)	3.0	(2)	2.5	(3)
Purchases and issuances	4.9		—		15.2		3.7		—		59.4
Settlements and reductions	(3.9)		—		(3.1)		(5.4)		—		(6.9)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$121.9		$40.5		$90.7		$135.9		$53.2		$131.9

Net unrealized gains/losses relating to instruments still held at the reporting date	$2.5		$9.5		$(0.5)		$6.9		$3.0		$0.9

___________________________________________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company's Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2013	Range at December 31, 2013	Fair Value at March 31, 2014	Range at March 31, 2014
Contingent payment arrangements	Discounted cash flow	Growth rates	$50.2	3% – 11%	$53.2	3% – 9%
		Discount rates		14% – 18%		13% – 17%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	4.0	8%	58.3	2% – 11%
		Discount rates		15%		14% – 17%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2013 and March 31, 2014, the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

	December 31, 2013		March 31, 2014
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$131.8	$62.9	$135.9	$73.1
Other funds(2)	82.3	—	84.8	—
	$214.1	$62.9	$220.7	$73.1
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
Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of cash, cash equivalents, receivables, and payables and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of senior bank debt approximates fair value because the debt has variable interest based on selected short-term rates. The following table summarizes the Company's other financial liabilities not carried at fair value:

	December 31, 2013		March 31, 2014
	Carrying Value	Fair Market Value	Carrying Value	Fair Market Value	Fair Value Hierarchy
Senior notes	$340.0	$325.0	$736.6	$747.7	Level 2
Convertible securities	518.7	963.9	301.7	556.3	Level 2

9.	Business Combinations
On March 31, 2014, the Company completed its majority investment in SouthernSun Asset Management, LLC ("SouthernSun"). The Company's purchase price allocation for SouthernSun is provisional and was performed using a financial model that includes assumptions of expected market performance, net client cash flows and discount rates. These provisional amounts may be revised upon completion of the final valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 37%, 23% and 40% was attributed to the Company's Institutional, Mutual Fund and High Net Worth segments, respectively. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.
The provisional purchase price allocation for this investment is as follows:

Total
Consideration paid	$109.9
Non-controlling interests	78.9
Enterprise value	$188.8

Acquired client relationships	$126.9
Tangible assets, net	6.2
Goodwill	55.7
$188.8
Pro forma financial results are set forth below assuming this investment occurred on January 1, 2013, the revenue sharing arrangement had been in effect for the entire period and after making certain pro forma adjustments.

	For the Three Months Ended March 31,
	2013	2014
Revenue	$507.9	$604.2
Net income (controlling interest)	62.5	78.7
Earnings per share—basic	$1.19	$1.47
Earnings per share—diluted	$1.15	$1.43
The pro forma financial results are not necessarily indicative of the financial results had the investment been consummated at the beginning of the periods presented, nor are they necessarily indicative of the financial results expected in future periods. The pro forma financial results do not include the impact of transaction and integration related costs or benefits that may be expected to result from this investment.
SouthernSun's contribution to the Company's revenue and earnings in the quarter ended March 31, 2014 was not significant.
In March 2014, the Company announced that it will acquire a majority equity interest in River Road Asset Management, LLC ("River Road"), with the remaining equity being owned by River Road's management team, who will continue to direct its day-to-day operations. The Company anticipates this transaction will close in the second quarter of 2014.

10.	Intangible Assets
Consolidated Affiliates
The following tables present the change in goodwill and components of acquired client relationships during the three months ended March 31, 2014:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2013	$1,076.3	$928.1	$337.3	$2,341.7
Goodwill acquired	20.4	12.9	22.4	55.7
Foreign currency translation	(7.0)	(0.1)	(4.4)	(11.5)
Balance, as of March 31, 2014	$1,089.7	$940.9	$355.3	$2,385.9

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2013	$1,039.5	$(442.8)	$596.7	$864.0	$1,460.7
New Investments	81.5	—	81.5	45.4	126.9
Amortization and impairments	—	(27.4)	(27.4)	—	(27.4)
Foreign currency translation	(0.7)	—	(0.7)	1.6	0.9
Balance, as of March 31, 2014	$1,120.3	$(470.2)	$650.1	$911.0	$1,561.1
Definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2014, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expenses for these relationships of $32.9 million and $27.4 million for the three months ended March 31, 2013 and 2014, respectively. Based on relationships existing as of March 31, 2014, the Company estimates that its consolidated annual amortization expense will be approximately $100.0 million for each of the next five years.
Equity Method Investments in Affiliates
The intangible assets at the Company's equity method Affiliates consist of definite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2014, these relationships were being amortized over a weighted average life of approximately eleven years. The Company recognized amortization expense for these relationships of $10.4 million and $5.4 million for three months ended March 31, 2013 and 2014. Based on relationships existing as of March 31, 2014, the Company estimates the annual amortization expense for the next five years will be approximately $21.0 million in 2014, $12.0 million in 2015 and $10.0 million in each of 2016, 2017 and 2018. There were no significant changes to goodwill during the three months ended March 31, 2014.

11.	Share-Based Compensation
A summary of share-based compensation is as follows:

	For the Three Months Ended March 31,
	2013	2014
Share-based compensation	$5.8	$6.5
Tax benefit	2.2	2.5
There was $79.3 million and $72.1 million of unrecognized share-based compensation as of December 31, 2013 and March 31, 2014, respectively, which will be recognized over a weighted-average period of approximately three years (assuming no forfeitures). As of March 31, 2014, 0.1 million options outstanding have expiration dates prior to the end of 2014.
Stock Options
The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2013	3.0	$77.71
Options exercised	(0.1)	71.38
Options forfeited	(0.1)	79.37
Unexercised options outstanding—March 31, 2014	2.8	77.90	3.2
Exercisable at March 31, 2014	2.3	73.80	3.0
Restricted Stock
The following table summarizes the transactions of the Company's restricted stock units:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2013	0.5	$176.38
Units vested	(0.1)	121.94
Units forfeited	0.0	94.83
Unvested units—March 31, 2014	0.4	182.44

12.	Affiliate Equity
A summary of Affiliate equity compensation is as follows:

	For the Three Months Ended March 31,
	2013	2014
Affiliate equity compensation	$11.5	$14.8
Tax benefit	3.2	2.9
Affiliate equity compensation attributable to the non-controlling interests was $3.2 million and $7.2 million in the three months ended March 31, 2013 and 2014, respectively. As of December 31, 2013 and March 31, 2014, the Company had $68.2 million and $78.0 million of unrecognized Affiliate equity compensation. Of this unrecognized compensation expense, $32.1 million and $42.0 million is attributable to the non-controlling interests, respectively. These expenses will be recognized over a weighted average period of approximately four years (assuming no forfeitures).
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

For the Three Months Ended March 31, 2014
Balance, beginning of period	$641.9
Transactions in Redeemable non-controlling interests	(29.8)
Changes in redemption value	48.5
Balance, end of period	$660.6
During the three months ended March 31, 2013 and 2014, the Company acquired interests from, and transferred interests to, Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended March 31,
	2013	2014
Net income (controlling interest)	$62.4	$77.2
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(4.8)	(16.3)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$57.6	$60.9

13.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended March 31,
	2013	2014
Controlling Interests:
Current tax	$21.2	$30.3
Intangible-related deferred taxes	12.0	16.9
Other deferred taxes	0.9	(1.6)
Total controlling interests	34.1	45.6
Non-controlling Interests:
Current tax	$3.6	$3.5
Deferred taxes	(0.2)	(0.2)
Total non-controlling interests	3.4	3.3
Provision for income taxes	$37.5	$48.9
Income before income taxes (controlling interest)	$96.5	$122.8
Effective tax rate attributable to controlling interests(1)	35.3%	37.1%
___________________________________________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
For the three months ended March 31, 2014, deferred tax liabilities decreased by $57.5 million primarily as a result of the reclassification of $54.5 million of deferred tax liabilities to equity related to the settlement of the 2006 junior convertible trust preferred securities.
As of March 31, 2014, the Company carried a liability for uncertain tax positions of $19.9 million, including $1.7 million for interest and related charges. At March 31, 2014 this liability also included $16.9 million for tax positions that, if recognized, would affect the Company's effective tax rate.
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

	For the Three Months Ended March 31,
	2013	2014
Numerator
Net income (controlling interest)	$62.4	$77.2
Denominator
Average shares outstanding—basic	52.7	53.7
Effect of dilutive instruments:
Stock options and restricted stock	1.3	1.3
Forward equity	0.2	0.2
Average shares outstanding—diluted	54.2	55.2
The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended March 31,
	2013	2014
Stock options and restricted stock	0.0	0.3
Senior convertible securities	3.6	—
Junior convertible trust preferred securities	4.2	3.7

15.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended March 31,
	2013			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(22.8)	$—	$(22.8)	$(8.8)	$—	$(8.8)
Change in net realized and unrealized gain (loss) on derivative securities	0.3	(0.1)	0.2	0.3	(0.1)	0.2
Change in net unrealized gain (loss) on investment securities	1.0	0.1	1.1	(22.2)	8.4	(13.8)
Other comprehensive income (loss)	$(21.5)	$0.0	$(21.5)	$(30.7)	$8.3	$(22.4)
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2013	$56.6	$(1.9)	$19.5	$74.2
Other comprehensive income (loss) before reclassifications	(8.8)	0.2	(13.9)	(22.5)
Amounts reclassified from other comprehensive income	—	0.0	0.1	0.1
Net other comprehensive income (loss)	(8.8)	0.2	(13.8)	(22.4)
Balance, as of March 31, 2014	$47.8	$(1.7)	$5.7	$51.8

16.	Segment Information
Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships.

Statements of Income

	For the Three Months Ended March 31, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$223.8	$227.6	$50.8	$502.2
Operating expenses:
Depreciation, intangible amortization and impairments	19.6	13.6	3.2	36.4
Other operating expenses	140.6	145.3	29.4	315.3
	160.2	158.9	32.6	351.7
Operating income	63.6	68.7	18.2	150.5
Income from equity method investments	44.4	3.8	2.4	50.6
Other non-operating (income) and expenses:
Investment and other income	(2.4)	(1.9)	(0.2)	(4.5)
Interest expense	14.4	7.6	2.2	24.2
Imputed interest expense and contingent payment arrangements	4.4	9.2	0.6	14.2
	16.4	14.9	2.6	33.9
Income before income taxes	91.6	57.6	18.0	167.2
Income taxes	22.1	11.7	3.7	37.5
Net income	69.5	45.9	14.3	129.7
Net income (non-controlling interests)	(30.8)	(28.7)	(7.8)	(67.3)
Net income (controlling interest)	$38.7	$17.2	$6.5	$62.4

	For the Three Months Ended March 31, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$244.9	$291.9	$56.3	$593.1
Operating expenses:
Depreciation, intangible amortization and impairments	23.3	4.0	3.9	31.2
Other operating expenses	154.9	181.4	31.6	367.9
	178.2	185.4	35.5	399.1
Operating income	66.7	106.5	20.8	194.0
Income from equity method investments	37.0	5.6	3.6	46.2
Other non-operating (income) and expenses:
Investment and other income	(5.5)	(2.4)	(0.3)	(8.2)
Interest expense	9.0	6.9	1.7	17.6
Imputed interest expense and contingent payment arrangements	10.3	10.3	1.9	22.5
	13.8	14.8	3.3	31.9
Income before income taxes	89.9	97.3	21.1	208.3
Income taxes	21.9	22.7	4.3	48.9
Net income	68.0	74.6	16.8	159.4
Net income (non-controlling interests)	(32.1)	(40.5)	(9.6)	(82.2)
Net income (controlling interest)	$35.9	$34.1	$7.2	$77.2
Total assets as of December 31, 2013	$3,196.5	$2,448.4	$673.9	$6,318.8
Total assets as of March 31, 2014	$3,123.2	$2,774.8	$722.9	$6,620.9

17.	Subsequent Events
On April 1, 2014, the Company completed an equity investment in EIG Global Energy Partners, LLC ("EIG"). Following the close of the transaction, EIG's management team continues to hold a majority of the equity in the business and directs its day-to-day operations.
On April 29, 2014, the Company announced that it will acquire a majority equity interest in Veritas Asset Management LLP ("Veritas"). Following the close of the transaction, Veritas' management team will continue to hold a substantial portion of the equity of the business and direct its day-to-day operations. The Company anticipates this transaction will close in the third quarter of 2014.

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

•
those certain other factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, and in any other filings we make with the Securities and Exchange Commission from time to time.

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
As of March 31, 2014, we manage $556.8 billion in assets through our Affiliates (approximately $594 billion including our pending investments) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. The following summarizes our operations in our three principal distribution channels.

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

•
In the High Net Worth distribution channel, we provide advisory services to ultra-high net worth individuals, families and charitable foundations. Direct services to these clients include customized investment counseling, investment management and fiduciary services.

Our Structure and Relationship with Affiliates
We establish and maintain long-term partnerships with our Affiliates, believing that Affiliate management equity ownership (along with our ownership) aligns our interests and provides Affiliates with a powerful incentive to continue to grow their business. We partner with the highest quality boutique investment management firms in the industry, with outstanding management teams, strong long-term performance records and a demonstrated commitment to continued growth and success. Our partnership approach ensures that Affiliates maintain operational autonomy in managing their business, thereby preserving their entrepreneurial culture and independence.
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
Pending Investments
In March 2014, we announced that we will acquire a majority equity interest in River Road Asset Management, LLC ("River Road"), with the remaining equity being owned by River Road's management team, who will continue to direct its day-to-day operations. River Road manages equity strategies for a broad and diverse institutional and retail client base. We anticipate this transaction will close in the second quarter of 2014.
On April 1, 2014, we completed an equity investment in EIG Global Energy Partners, LLC ("EIG"). Following the close of the transaction, EIG's management team continues to hold a majority of the equity in the business and directs its day-to-day operations. EIG is a global alternative investment firm specializing in private investments in energy and energy-related infrastructure.
On April 29, 2014, we announced that we will acquire a majority equity interest in Veritas Asset Management LLP ("Veritas"). Following the close of the transaction, Veritas' management team will continue to hold a substantial portion of the equity of the business and direct its day-to-day operations. Veritas manages both funds and segregated portfolios for institutional and retail investors around the world. We anticipate this transaction will close in the third quarter of 2014.
Financial Results
For the three months ended March 31, 2014, Net income (controlling interest) was $77.2 million compared to $62.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, Earnings per share—diluted was $1.40, representing a 22% increase over the same period in 2013.
For the three months ended March 31, 2014, Economic net income was $137.9 million, while Economic earnings per share was $2.48, representing a 9% increase over the prior year, and EBITDA was $191.9 million. For the three months ended March 31, 2013, Economic net income was $124.2 million, Economic earnings per share was $2.27, and EBITDA was $175.0 million. Economic net income (controlling interest) and EBITDA (controlling interest) are discussed in "Supplemental Performance Measures."
For the twelve months ended March 31, 2014, our assets under management increased 20% to $556.8 billion. The increase was primarily the result of $51.4 billion from investment performance and $35.7 billion from organic growth from net client cash flows.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended March 31,
(in millions, except as noted and per share data)	2013	2014	% Change
Assets under Management (in billions)	$462.5	$556.8	20%
Average assets under Management (in billions)	449.3	540.6	20%
Revenue	502.2	593.1	18%
Net income (controlling interest)	62.4	77.2	24%
Earnings per share—diluted	1.15	1.40	22%
Economic net income (controlling interest)(1)	124.2	137.9	11%
Economic earnings per share(1)	2.27	2.48	9%
EBITDA (controlling interest)(1)	175.0	191.9	10%
___________________________________________________________

(1)	Economic net income (controlling interest) and EBITDA (controlling interest) are discussed in "Supplemental Performance Measures."

Supplemental Performance Measures
Economic Net Income (controlling interest)
As supplemental information, we provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income an important measure of our financial performance, as we believe it best represents our operating performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Economic net income and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net income (controlling interest) and Earnings per share-diluted, or any other GAAP measure of financial performance or liquidity.
Under our Economic net income definition, we add to Net income (controlling interest) our share of amortization (including equity method amortization) and impairments, deferred taxes related to intangible assets, and other economic items which includes non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended March 31,
(in millions, except per share data)	2013	2014
Net income (controlling interest)	$62.4	$77.2
Intangible amortization and impairments(1)	38.4	27.3
Intangible-related deferred taxes	12.0	16.9
Other economic items(2)	11.4	16.5
Economic net income (controlling interest)	$124.2	$137.9
Average shares outstanding—diluted	54.2	55.2
Dilutive impact of senior convertible notes	0.5	—
Dilutive impact of trust preferred securities	—	0.4
Average shares outstanding—adjusted diluted	54.7	55.6
Economic earnings per share	$2.27	$2.48
___________________________________________________________

(1)
Our reported intangible amortization includes amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income (controlling interest). Further, for our equity method Affiliates, we do not separately report revenue or expenses (including intangible amortization) in our income statement. Our share of these Affiliates' amortization is reported in Income from equity method investments.

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2013	2014
Reported Intangible amortization and impairments	$32.9	$27.4
Intangible amortization—non-controlling interests	(4.9)	(5.5)
Equity method amortization	10.4	5.4
	$38.4	$27.3

(2)
During the three months ended March 31, 2013, we recognized a loss totaling $8.2 million (all of which was attributable to controlling interest) related to certain of our contingent payment arrangements, which is included in Imputed interest expense and contingent payment arrangements. During the three months ended March 31, 2014, we settled our 2006 junior convertible trust preferred securities and recognized an expense of $18.8 million ($11.6 million net of tax) upon redemption, which is included in Imputed interest expense and contingent payment arrangements.

EBITDA (controlling interest)
As supplemental information, we also provide a non-GAAP measure referred to as EBITDA (controlling interest). EBITDA represents the controlling interest's operating performance before our share of interest expense, income taxes, depreciation and amortization. We believe that many investors use this information when comparing the financial performance of companies in the investment management industry. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or any other GAAP measure of financial performance or liquidity.
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2013	2014
Net Income (controlling interest)	$62.4	$77.2
Interest expense	24.2	17.6
Imputed interest expense and contingent payment arrangements(1)	14.2	22.5
Income taxes	34.1	45.6
Depreciation and other amortization	1.7	1.7
Intangible amortization and impairments	38.4	27.3
EBITDA (controlling interest)	$175.0	$191.9

(1)
During the three months ended March 31, 2013, we recognized a loss totaling $8.2 million (all of which was attributable to controlling interest) related to certain of our contingent payment arrangements. During the three months ended March 31, 2014, we settled our 2006 junior convertible trust preferred securities and recognized an expense of $18.8 million ($11.6 million net of tax) upon redemption.

Assets under Management
Diversification of Assets under Management
The following table provides information regarding the composition of our assets under management:

	December 31, 2013		March 31, 2014
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$351.8	65%	$362.3	65%
Alternative(2)	128.4	24%	136.1	24%
Fixed Income	57.1	11%	58.4	11%
Total	$537.3	100%	$556.8	100%
Geography(3)
Global	$278.8	52%	$286.6	52%
Domestic	202.0	38%	212.6	38%
Emerging Markets	56.5	10%	57.6	10%
Total	$537.3	100%	$556.8	100%
___________________________________________________________

(1)	The Equity asset class includes equity, balanced and asset allocation products.

(2)	The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)	The Geography of a particular investment product describes the general location of its investment holdings.
During the three months ended March 31, 2014, on an asset class basis, we experienced organic growth from net client cash flows which totaled $7.0 billion and positive investment performance across all asset classes, with no significant change in asset composition. On a geographic basis, strong investment performance in the domestic and international regions along with positive cash flows in all regions resulted in no significant change in our geographic breakdown of assets under management.
Assets under Management by Operating Segment
The following table presents changes in our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels).

Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2013	$300.6	$169.4	$67.3	$537.3
Client cash inflows	12.7	11.5	2.7	26.9
Client cash outflows	(8.1)	(9.5)	(2.3)	(19.9)
Net client cash flows	4.6	2.0	0.4	7.0
New Investments	2.4	1.6	2.6	6.6
Investment performance	3.8	1.8	0.8	6.4
Other(1)	(0.5)	—	0.0	(0.5)
March 31, 2014	$310.9	$174.8	$71.1	$556.8
___________________________________________________________

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not significant to our ongoing results.

The net flows for the three months ended March 31, 2014 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.
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

	For the Three Months Ended March 31,
(in millions, except as noted)	2013	2014	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$262.6	$302.8	15%
Mutual Fund	129.1	170.1	32%
High Net Worth	57.6	67.7	18%
Total	$449.3	$540.6	20%
Consolidated Affiliates
Institutional	$165.2	$179.1	8%
Mutual Fund	104.4	134.7	29%
High Net Worth	46.9	52.7	12%
Total	$316.5	$366.5	16%
Revenue
Institutional	$223.8	$244.9	9%
Mutual Fund	227.6	291.9	28%
High Net Worth	50.8	56.3	11%
Total	$502.2	$593.1	18%
Net income (controlling interest)(1)
Institutional	$38.7	$35.9	(7)%
Mutual Fund	17.2	34.1	98%
High Net Worth	6.5	7.2	11%
Total	$62.4	$77.2	24%
EBITDA (controlling interest)(2)
Institutional	$104.1	$98.6	(5)%
Mutual Fund	55.0	74.6	36%
High Net Worth	15.9	18.7	18%
Total	$175.0	$191.9	10%
___________________________________________________________

(1)
During the three months ended March 31, 2013, we recognized a loss totaling $8.2 million (all of which was attributable to controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $0.8 million and $7.4 million to our Institutional and Mutual Fund channels, respectively.

(2)	EBITDA (controlling interest), including a reconciliation to Net income (controlling interest), is discussed in "Supplemental Performance Measures."
Results of Operations
Our Affiliate investments are generally structured as revenue sharing arrangements. When we own a controlling interest, we consolidate the Affiliates' results. Our discussion of revenue and operating expenses relates to our consolidated Affiliates.
When we hold a minority investment and are required to use the equity method of accounting, we do not consolidate the operating results of these firms (including their revenue). Our share of these firms' earnings (net of intangible amortization) is reported in Income from equity method investments.
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
Our revenue increased $90.9 million (or 18%) in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily from an increase in average assets under management from our consolidated Affiliates (16%). The increase in average assets under management resulted principally from investment performance and net client cash flows. Our Mutual Fund distribution channel, which has a higher ratio of revenue to average assets under management, grew more than the other channels resulting in a higher total ratio of revenue to average assets under management and a corresponding increase in revenue of approximately 2%.
Changes in contractual fee rates did not have a significant impact on our results.
The following discusses the changes in our revenue by operating segments.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $21.1 million (or 9%) in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily from an increase in average assets under management from our consolidated Affiliates and an increase in performance fee revenue. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $64.3 million (or 28%) in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from net client cash flows and investment performance.
High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $5.5 million (or 11%) in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2013	2014
Compensation and related expenses	$214.5	$235.7	10%
Selling, general and administrative	92.3	122.3	33%
Intangible amortization and impairments	32.9	27.4	(17)%
Depreciation and other amortization	3.5	3.8	9%
Other operating expenses	8.5	9.9	16%
Total operating expenses	$351.7	$399.1	13%
A substantial portion of our operating expenses was incurred by our Affiliates, the majority of which was incurred by Affiliates with revenue sharing arrangements. For Affiliates with revenue sharing arrangements, an Affiliate's Operating Allocation percentage generally determined its operating expenses. Accordingly, our compensation expense was generally impacted by increases in each Affiliate's revenue and the corresponding increases in their respective Operating Allocation.
Compensation and related expenses increased $21.2 million (or 10%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, respectively. This increase was primarily a result of the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. The increase in compensation expense was proportionately lower than the increase in revenue primarily as a result of decreases in Operating Allocation at Affiliates with revenue sharing arrangements, as well as proportionately lower increases in compensation expense at profit-based Affiliates.
Selling, general and administrative expenses increased $30.0 million (or 33%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, respectively. This increase resulted primarily from increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. This increase was also attributable to an increase in acquisition-related professional fees.
Intangible amortization and impairments decreased $5.5 million (or 17%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This decrease was primarily related to amortization attributable to a definite-lived asset in 2013, which did not recur in 2014.
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

	For the Three Months Ended March 31,
(in millions)	2013	2014	% Change
Equity method earnings	$61.0	$51.6	(15)%
Equity method amortization	10.4	5.4	(48)%
Income from equity method investments	$50.6	$46.2	(9)%
Equity method earnings decreased $9.4 million (or 15%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, respectively. This decrease was the result of the early realization of performance fees in the three months ended March 31, 2013, partially offset by higher revenue from an increase in average assets under management for the three months ended March 31, 2014. Equity method amortization decreased $5.0 million (or 48%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This decrease was primarily the result of certain assets being fully amortized in 2013.
Other Income Statement Data
The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(in millions)	2013	2014	% Change
Investment and other income	$4.5	$8.2	82%
Interest expense	24.2	17.6	(27)%
Imputed interest and contingent payment arrangements	14.2	22.5	58%
Income tax expense	37.5	48.9	30%
Interest expense decreased $6.6 million (or 27%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, principally as a result of the settlement of our 2008 senior convertible notes ($5.6 million) in August 2013 and the settlement of our 2006 junior convertible trust preferred securities ($3.1 million). This decrease was partially offset by the issuance of the 4.25% senior notes due 2024 (the "2024 senior notes") in February 2014.
Imputed interest and contingent payment arrangements increased $8.3 million (or 58%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was primarily a result of an $18.8 million increase in imputed interest expense associated with the settlement of the 2006 junior convertible trust preferred securities. This increase was partially offset by the $8.2 million loss on the revaluation of our contingent payment arrangements in 2013, as well as a $3.9 million decrease from the settlement of our 2008 senior convertible securities.

Income taxes increased $11.4 million (or 30%) in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of an increase in pre-tax earnings.
Net Income
The following table summarizes Net income:

	For the Three Months Ended March 31,
(in millions)	2013	2014	% Change
Net income	$129.7	$159.4	23%
Net income (non-controlling interests)	67.3	82.2	22%
Net income (controlling interest)	62.4	77.2	24%
Net income increased $29.7 million (or 23%) in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily as a result of an increase in operating income (resulting from the previously discussed changes in revenue and operating expenses), partially offset by an increase in income tax expense. Net income (non-controlling interests) and Net income (controlling interest) accordingly increased 22% and 24%, respectively.
Liquidity and Capital Resources
During the three months ended March 31, 2014, we met our cash requirements primarily through cash generated by operating activities and the issuance of the 4.25% senior notes due 2024 (the “2024 senior notes”). Our principal uses of cash were to repay senior bank debt, make distributions to Affiliate partners, make investments in new Affiliates and repay our other liabilities.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes. We anticipate that borrowings under our senior bank debt and proceeds from any forward equity transactions, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

(in millions)	December 31, 2013	March 31, 2014
Cash and cash equivalents	$469.6	$747.1

(in millions)	For the Three Months Ended March 31,
Cash Flow Data	2013	2014
Operating cash flow	$202.2	$297.7
Investing cash flow	(7.0)	(114.3)
Financing cash flow	(285.7)	94.1

Operating Cash Flow
The increase in cash flows from operations in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 resulted principally from an increase in net income as adjusted for distributions from equity method investments and non-cash charges ($158.7 million), as well as a decrease in the settlements of receivables ($167.4 million), partially offset by a decrease in payables, accrued liabilities and other liabilities ($240.8 million).
Investing Cash Flow
Net cash flow used in investing activities increased $107.3 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was due to an increase in investments in Affiliates ($108.9 million).
Financing Cash Flow

Net cash flow from financing activities increased $379.8 million in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This was primarily a result of the net borrowings of senior debt in the three months ended March 31, 2014 ($445.9 million), partially offset by an increase in distributions to non-controlling interests ($93.6 million).
We used available cash and borrowings under our credit facility to finance our investments in new Affiliates in 2014.
The following table summarizes certain other financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2013	March 31, 2014
Senior bank debt	$525.0	$400.0
Senior notes	340.0	736.6
Convertible securities	518.7	301.7
Senior Bank Debt
We have a $1.25 billion senior unsecured revolving credit facility (the "credit facility") which matures in April 2018. As of March 31, 2014, the current outstanding balance under the credit facility was $400.0 million and we were in compliance with all terms of our credit facility. As of March 31, 2014, we have $850.0 million of remaining capacity under our credit facility, and could borrow all such capacity and remain in compliance with our credit facility.
On April 15, 2014, we entered into a $250.0 million five-year senior unsecured term loan. We pay interest at specified rates (based either on the LIBOR rate or the prime rate as in effect from time to time). Subject to certain conditions, we may borrow up to an additional $100.0 million. The proceeds were used to repay existing borrowings under our credit facility.
The credit facility and term loan contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, and fundamental corporate changes, and certain customary events of default.
We are rated BBB by both Standard & Poor's and Fitch rating agencies. With the exception of a 0.25% increase in the borrowing rate under our credit facility, a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).
Senior Notes
On February 11, 2014, we sold $400.0 million aggregate principal amount of the 2024 senior notes. The unsecured 2024 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the underlying indenture limits our ability to consolidate, merge or sell all or substantially all of our assets, and to create certain liens. The proceeds were used to repay existing borrowings under our credit facility and for other general corporate purposes.
Convertible Securities
On February 13, 2014, we delivered a notice to redeem all of our outstanding 2006 junior convertible trust preferred securities. In lieu of redemption, substantially all holders of the 2006 junior convertible trust preferred securities elected to convert their securities into a defined number of shares. We issued 1.9 million shares of our common stock in connection with the conversion. As of March 31, 2014, all of the our 2006 junior convertible trust preferred securities have been canceled and retired.
Forward Equity
Under our 2012 forward equity agreement, we had outstanding contracts as of December 31, 2013 to sell a notional amount of $70.2 million at an average share price of $123.09. During the three months ended March 31, 2014, we agreed to net settle $15.1 million notional amount for cash at an average share price of $199.19. In April 2014, we agreed to net settle all remaining outstanding contracts for cash at an average share price of $198.58. We have $252.8 million remaining notional amount that we may elect to sell under the forward equity agreement.
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
Our current redemption value for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $75.0 million of Affiliate equity during 2014, and, in such event, will own the cash flow associated with any equity repurchased.
Commitments
We have committed to co-invest in certain investment partnerships where we serve as the general partner. As of March 31, 2014, these unfunded commitments totaled approximately $73.1 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $27.4 million of these commitments if they are called.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $474.1 million through 2017. In 2014, we do not expect to make any payments to settle these contingent arrangements.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.2 million. The timing and amount of repurchases are determined at the discretion of management. There were no shares repurchased during the three months ended March 31, 2014.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2014. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Contractual Obligations
Senior bank debt	$400.0	$—	$—	$400.0	$—
Senior notes	1,340.8	23.6	74.2	74.2	1,168.8
Junior convertible trust preferred securities	957.7	16.6	44.4	44.4	852.3
Leases	200.4	24.3	57.4	43.9	74.8
Other liabilities(1)	65.7	65.7	—	—	—
Derivative instruments	3.6	1.3	2.0	0.3	—
Total contractual obligations	$2,968.2	$131.5	$178.0	$562.8	$2,095.9
Contingent Obligations
Contingent payment obligations(2)	$226.0	$—	$138.7	$87.3	$—
___________________________________________________________

(1)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $19.9 million and $73.1 million as of March 31, 2014, respectively), as we cannot predict when such obligations will be paid.

(2)
The amount of contingent payments disclosed in the table represents our expected settlement amounts related to consolidated Affiliates and maximum settlement amounts related to our equity method investments. The maximum settlement amount through 2014 is approximately $248.1 million and $226.0 million in periods thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2014. Please refer to Item 7A in our 2013 Annual Report on Form 10-K.

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

In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. There was no share repurchase activity during the three months ended March 31, 2014. As of March 31, 2014, approximately 2.2 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 6, 2014	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Term Credit Agreement, dated as of April 15, 2014, among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 18, 2014).

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
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended March 31, 2014 and 2013, (ii) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) the Consolidated Statement of Equity for the three month period ended March 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements.

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