Form 10-Q
period 2014-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2014-08-06
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
There were 55,552,720 shares of the registrant's common stock outstanding on July 28, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$541.0	$636.3	$1,043.3	$1,229.4
Operating expenses:
Compensation and related expenses	235.4	272.6	450.0	508.3
Selling, general and administrative	99.5	122.8	191.8	245.1
Intangible amortization and impairments	32.6	28.1	65.5	55.5
Depreciation and other amortization	3.3	4.1	6.9	7.9
Other operating expenses	8.8	10.3	17.2	20.2
	379.6	437.9	731.4	837.0
Operating income	161.4	198.4	311.9	392.4
Income from equity method investments	36.2	56.3	86.9	102.5
Other non-operating (income) and expenses:
Investment and other income	(7.5)	(8.4)	(12.0)	(16.6)
Interest expense	24.3	20.0	48.5	37.7
Imputed interest expense and contingent payment arrangements	8.4	2.4	22.6	24.8
	25.2	14.0	59.1	45.9
Income before income taxes	172.4	240.7	339.7	449.0
Income taxes	38.2	61.7	75.7	110.6
Net income	134.2	179.0	264.0	338.4
Net income (non-controlling interests)	(69.5)	(78.9)	(136.9)	(161.2)
Net income (controlling interest)	$64.7	$100.1	$127.1	$177.2
Average shares outstanding—basic	53.1	55.4	52.9	54.6
Average shares outstanding—diluted	54.6	58.7	54.4	55.9
Earnings per share—basic	$1.22	$1.81	$2.40	$3.25
Earnings per share—diluted	1.18	1.77	2.33	3.17
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Net income	$134.2	$179.0	$264.0	$338.4
Other comprehensive income (loss):
Foreign currency translation adjustment	(9.7)	20.4	(32.5)	11.6
Change in net realized and unrealized gain on derivative securities, net of tax	0.6	0.1	0.8	0.3
Change in net unrealized gain (loss) on investment securities, net of tax	(11.3)	5.1	(10.2)	(8.7)
Other comprehensive income (loss)	(20.4)	25.6	(41.9)	3.2
Comprehensive income	113.8	204.6	222.1	341.6
Comprehensive income (non-controlling interests)	(68.5)	(82.6)	(135.5)	(165.1)
Comprehensive income (controlling interest)	$45.3	$122.0	$86.6	$176.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2013	June 30, 2014
Assets
Cash and cash equivalents	$469.6	$374.2
Receivables	418.4	483.0
Investments in marketable securities	157.9	149.0
Other investments	164.3	172.4
Fixed assets, net	92.3	95.9
Goodwill	2,341.7	2,491.0
Acquired client relationships, net	1,460.7	1,609.6
Equity method investments in Affiliates	1,123.3	1,271.8
Other assets	90.6	83.3
Total assets	$6,318.8	$6,730.2
Liabilities and Equity
Payables and accrued liabilities	$514.7	$578.5
Senior bank debt	525.0	300.0
Senior notes	340.0	736.6
Convertible securities	518.7	302.2
Deferred income taxes	456.9	424.3
Other liabilities	177.0	203.8
Total liabilities	2,532.3	2,545.4

Redeemable non-controlling interests	641.9	678.5
Equity:
Common stock	0.5	0.6
Additional paid-in capital	479.9	649.0
Accumulated other comprehensive income	74.0	73.3
Retained earnings	1,711.2	1,888.4
	2,265.6	2,611.3
Less: treasury stock, at cost	(131.4)	(65.4)
Total stockholders' equity	2,134.2	2,545.9
Non-controlling interests	1,010.4	960.4
Total equity	3,144.6	3,506.3
Total liabilities and equity	$6,318.8	$6,730.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2012	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Net income	—	—	—	127.1	—	136.9	264.0
Share-based compensation	—	16.2	—	—	—	—	16.2
Common stock issued under share-based incentive plans	—	(36.5)	—	—	71.0	—	34.5
Tax benefit from share-based incentive plans	—	11.0	—	—	—	—	11.0
Repurchase of senior convertible securities	—	(10.0)	—	—	—	—	(10.0)
Affiliate equity activity	—	(67.7)	—	—	—	24.2	(43.5)
Distributions to non-controlling interests	—	—	—	—	—	(179.3)	(179.3)
Other comprehensive loss	—	—	(40.5)	—	—	(1.4)	(41.9)
June 30, 2013	$0.5	$781.5	$38.6	$1,477.8	$(143.6)	$937.6	$3,092.4

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2013	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	177.2	—	161.2	338.4
Share-based compensation	—	15.2	—	—	—	—	15.2
Common stock issued under share-based incentive plans	—	(87.2)	—	—	66.0	—	(21.2)
Tax benefit from share-based incentive plans	—	44.9	—	—	—	—	44.9
Settlement of convertible securities	0.1	276.4	—	—	—	—	276.5
Forward equity	—	(45.0)	—	—	—	—	(45.0)
Investments in Affiliates	—	—	—	—	—	116.6	116.6
Affiliate equity activity	—	(35.2)	—	—	—	13.8	(21.4)
Distributions to non-controlling interests	—	—	—	—	—	(345.5)	(345.5)
Other comprehensive income (loss)	—	—	(0.7)	—	—	3.9	3.2
June 30, 2014	$0.6	$649.0	$73.3	$1,888.4	$(65.4)	$960.4	$3,506.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2013	2014
Cash flow from operating activities:
Net income	$264.0	$338.4
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	65.5	55.5
Depreciation and other amortization	6.9	7.9
Deferred income tax provision	28.8	30.9
Imputed interest expense and contingent payment arrangements	22.6	24.8
Income from equity method investments, net of amortization	(86.9)	(102.5)
Distributions received from equity method investments	146.4	254.5
Share-based compensation and Affiliate equity expense	35.3	61.1
Other non-cash items	5.8	1.8
Changes in assets and liabilities:
Increase in receivables	(80.9)	(53.6)
Increase in other assets	(6.5)	(3.5)
Increase in payables, accrued liabilities and other liabilities	63.8	10.6
Cash flow from operating activities	464.8	625.9
Cash flow from (used in) investing activities:
Investments in Affiliates	—	(534.0)
Purchase of fixed assets	(8.9)	(10.5)
Purchase of investment securities	(4.6)	(8.3)
Sale of investment securities	3.7	7.3
Cash flow used in investing activities	(9.8)	(545.5)
Cash flow from (used in) financing activities:
Borrowings of senior debt	120.0	986.5
Repayments of senior debt and convertible securities	(414.0)	(815.6)
Issuance of common stock	36.0	24.0
Note and contingent payments	(36.6)	10.4
Distributions to non-controlling interests	(179.3)	(345.5)
Affiliate equity issuances and repurchases	4.9	(33.4)
Other financing items	3.0	(5.4)
Cash flow used in financing activities	(466.0)	(179.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	3.2
Net decrease in cash and cash equivalents	(16.6)	(95.4)
Cash and cash equivalents at beginning of period	430.4	469.6
Cash and cash equivalents at end of period	$413.8	$374.2
Supplemental disclosure of non-cash financing activities:
Settlement of 2006 junior convertible securities	$—	$217.8
Stock issued under other incentive plans	(1.1)	(63.3)
Stock received in settlement of liability	0.4	44.7
Payables recorded for Affiliate equity repurchases	21.2	20.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
In April 2014, the Financial Accounting Standards Board issued an update to the guidance for discontinued operations accounting and reporting. The new guidance amends the definition of discontinued operations and requires entities to provide additional disclosures regarding disposal transactions that do not meet the discontinued operations criteria. The new guidance is effective for interim and fiscal periods beginning after December 15, 2014. The Company is evaluating the impact of this guidance and does not expect it to have a significant impact on the Consolidated Financial Statements.
In May 2014, the Financial Accounting Standards Board issued a final standard on revenue from contracts with customers. The new standard provides a comprehensive model for revenue recognition. The new guidance is effective for interim and fiscal periods beginning after December 15, 2016. The Company is evaluating the impact of this guidance.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2013 and June 30, 2014 were $157.9 million and $149.0 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2013 and June 30, 2014:

	Available-for-Sale		Trading
	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014
Cost	$103.2	$106.8	$17.9	$15.5
Unrealized Gains	33.3	20.4	4.6	8.1
Unrealized Losses	(1.1)	(1.8)	(0.0)	—
Fair Value	$135.4	$125.4	$22.5	$23.6
The Company had no significant realized gains and losses on investments for the periods presented.

4.	Variable Interest Entities
The Company's Affiliates act as the investment manager for certain investment funds that are considered variable interest entities ("VIEs"). Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates' exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at December 31, 2013 and June 30, 2014. The Affiliates do not have any investment performance guarantees to these VIEs.
The Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management. Since the Affiliates' variable interests will not absorb the majority of the variability of the entity's net assets, these entities are not consolidated.

The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss are as follows:

	December 31, 2013		June 30, 2014
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$8,112.7	$1.7	$9,070.3	$0.8

5.	Debt
Senior Bank Debt
The Company has a $1.25 billion senior unsecured revolving credit facility (the "credit facility") which matures in April 2018. As of June 30, 2014, the current outstanding balance under the credit facility was $50.0 million.
On April 15, 2014, the Company entered into a $250.0 million five-year senior unsecured term loan. The Company pays interest at specified rates (based on either the LIBOR rate or the prime rate as in effect from time to time). Subject to certain conditions, the Company may borrow up to an additional $100.0 million.
The credit facility and term loan contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, fundamental corporate changes and certain customary events of default.
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
Convertible Securities
On February 13, 2014, the Company delivered a notice to redeem all of its outstanding 2006 junior convertible securities. In lieu of redemption, substantially all holders of the 2006 junior convertible securities elected to convert their securities into a defined number of shares. The Company issued 1.9 million shares of its common stock and recognized an expense of $18.8 million in the three months ended March 31, 2014, which is included in Imputed interest expense and contingent payment arrangements. All of the Company's 2006 junior convertible securities have been canceled and retired.

6.	Forward Equity
Under a forward equity agreement, the Company may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, the Company entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, the Company net settled $77.0 million notional amount of forward equity contracts for cash at an average share price of $185.56. During the six months ended June 30, 2014, the Company net settled $70.2 million notional amount of forward equity contracts at an average share price of $198.71. The Company has $252.8 million remaining notional amount that it may elect to sell under the forward equity agreement.

7.	Commitments and Contingencies
The Company has committed to co-invest in certain investment partnerships where it serves as the general partner. As of June 30, 2014, these unfunded commitments were $70.9 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $26.6 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement by Affiliates of specified financial targets, to make payments of up to $524.1 million through 2017, including payments of up to $201.1 million related to the Company's equity method investments. As of June 30, 2014, the Company expects to make payments of $75.0 million (none in 2014) to settle obligations related to consolidated Affiliates. The net present value of the expected payments for consolidated Affiliates totals $55.1 million as of June 30, 2014.

8.	Fair Value Measurements
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$39.0	$39.0	$—	$—
Investments in marketable securities(1)
Trading securities	22.5	22.5	—	—
Available-for-sale securities	135.4	135.4	—	—
Other investments	164.3	14.1	18.4	131.8
Financial Liabilities
Contingent payment arrangements(2)	$50.2	$—	$—	$50.2
Obligations to related parties(2)	76.9	—	—	76.9
Interest rate swaps(3)	2.5	—	2.5	—

		Fair Value Measurements
	June 30, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$28.2	$28.2	$—	$—
Investments in marketable securities(1)
Trading securities	23.6	23.6	—	—
Available-for-sale securities	125.4	125.4	—	—
Other investments	172.4	14.8	18.1	139.5
Financial Liabilities
Contingent payment arrangements(2)	$55.1	$—	$—	$55.1
Obligations to related parties(2)	98.4	—	—	98.4
Interest rate swaps(3)	2.1	—	2.1	—
___________________________________________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities in the accompanying Consolidated Balance Sheets.

(3)
The fair value of the Company's interest rate swaps is presented within Other liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2013 and June 30, 2014, the Company had posted collateral with its counterparties of $3.6 million. Gains on these interest rate swaps for the three and six months ended June 30, 2013 were $1.0 million and $1.3 million, respectively, and $0.1 million and $0.4 million, respectively, for the three and six months ended June 30, 2014. These gains have been reported in the Consolidated Statements of Comprehensive Income.

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
It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between Level 1 and Level 2 in the three and six months ended June 30, 2013 and 2014, respectively.
Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2013 and 2014:

	For the Three Months Ended June 30,
	2013						2014
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$121.9		$40.5		$90.7		$135.9		$53.2		$131.9
Net gains/losses	3.0	(1)	3.8	(2)	1.2	(3)	5.1	(1)	1.9	(2)	1.9	(3)
Purchases and issuances	2.8		—		16.9		3.1		—		1.6
Settlements and reductions	(3.3)		—		(12.2)		(4.6)		—		(37.0)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$124.4		$44.3		$96.6		$139.5		$55.1		$98.4

Net unrealized gains/losses relating to instruments still held at the reporting date	$3.9		$3.8		$0.6		$5.8		$1.9		$1.4

	For the Six Months Ended June 30,
	2013						2014
	Other Investments		Contingent Payment Arrangements		Obligations to related parties		Other Investments		Contingent Payment Arrangements		Obligations to related parties
Balance, beginning of period	$118.9		$31.0		$77.8		$131.8		$50.2		$76.9
Net gains/losses	5.0	(1)	13.3	(2)	2.2	(3)	10.9	(1)	4.9	(2)	4.4	(3)
Purchases and issuances	7.7		—		32.0		6.9		—		61.0
Settlements and reductions	(7.2)		—		(15.4)		(10.1)		—		(43.9)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$124.4		$44.3		$96.6		$139.5		$55.1		$98.4
Net unrealized gains/losses relating to instruments still held at the reporting date	$6.4		$13.3		$0.2		$12.7		$4.9		$2.4
___________________________________________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company's Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2013	Range at December 31, 2013	Fair Value at June 30, 2014	Range at June 30, 2014
Contingent payment arrangements	Discounted cash flow	Growth rates	$50.2	3% – 11%	$55.1	3% – 9%
		Discount rates		14% – 18%		13% – 17%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	4.0	8%	24.9	2% – 10%
		Discount rates		15%		15% – 17%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2013 and June 30, 2014, the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

	December 31, 2013		June 30, 2014
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$131.8	$62.9	$139.5	$70.9
Other funds(2)	82.3	—	88.0	—
	$214.1	$62.9	$227.5	$70.9
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

	December 31, 2013		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$340.0	$325.0	$736.6	$768.8	Level 2
Convertible securities	518.7	963.9	302.2	545.5	Level 2

9.	Business Combinations
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
On June 30, 2014, the Company completed its majority investment in River Road Asset Management, LLC ("River Road"). The Company's purchase price allocation for River Road is provisional and was performed using a financial model that includes assumptions of expected market performance, net client cash flows and discount rates. These provisional amounts may be revised upon completion of the final valuation. The excess of the enterprise value over the net assets acquired was recorded as goodwill, of which 31%, 51% and 18% was attributed to the Company's Institutional, Mutual Fund and High Net Worth segments, respectively. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.
The provisional purchase price allocation for these investments are as follows:

Total
Consideration paid	$240.3
Non-controlling interests	116.6
Enterprise value	$356.9

Acquired client relationships	$195.9
Tangible assets, net	11.0
Goodwill	150.0
$356.9
Pro forma financial results are set forth below assuming these investments occurred on January 1, 2013, the revenue sharing arrangement had been in effect for the entire period and after making certain pro forma adjustments.

	For the Six Months Ended June 30,
	2013	2014
Revenue	$1,074.1	$1,262.4
Net income (controlling interest)	129.9	182.3
Earnings per share—basic	2.46	3.34
Earnings per share—diluted	2.39	3.26
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
New Affiliate investments during the six months ended June 30, 2014, contributed $12.5 million and $1.2 million to the Company's revenue and earnings, respectively.
On April 29, 2014, the Company announced that it will acquire a majority equity interest in Veritas Asset Management LLP. The Company anticipates this transaction will close in the third quarter of 2014.

10.	Intangible Assets
Consolidated Affiliates
The following tables present the change in goodwill and components of acquired client relationships during the six months ended June 30, 2014:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2013	$1,076.3	$928.1	$337.3	$2,341.7
Goodwill acquired	49.6	60.9	39.5	150.0
Foreign currency translation	(0.9)	0.6	(0.4)	(0.7)
Balance, as of June 30, 2014	$1,125.0	$989.6	$376.4	$2,491.0

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2013	$1,039.5	$(442.8)	$596.7	$864.0	$1,460.7
New Investments	149.1	—	149.1	46.8	195.9
Amortization and impairments	—	(55.5)	(55.5)	—	(55.5)
Foreign currency translation	0.4	—	0.4	8.1	8.5
Balance, as of June 30, 2014	$1,189.0	$(498.3)	$690.7	$918.9	$1,609.6
Definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2014, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expenses for these relationships of $32.6 million and $65.5 million, respectively, for the three and six months ended June 30, 2013 as compared to $28.1 million and $55.5 million, respectively, for the three and six months ended June 30, 2014. Based on relationships existing as of June 30, 2014, the Company estimates that its consolidated annual amortization expense will be approximately $120.0 million for each of the next five years.
Equity Method Investments in Affiliates
On April 1, 2014, the Company completed its investment in EIG Global Energy Partners, LLC ("EIG"). The Company's purchase price allocation is provisional and $115.0 million has been allocated to acquired client relationships. The Company's purchase price allocation was measured using a financial model that includes assumptions of expected market performance, net client flows and discount rates. This provisional amount may be revised upon completion of the final valuation. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.

The intangible assets at the Company's equity method Affiliates consist of definite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2014, these relationships were being amortized over a weighted average life of approximately twelve years. The Company recognized amortization expense for these relationships of $10.3 million and $20.7 million, respectively, for the three and six months ended June 30, 2013 as compared to $7.3 million and $12.7 million, respectively, for the three and six months ended June 30, 2014. Based on relationships existing as of June 30, 2014, the Company estimates the annual amortization expense for the next five years will be approximately $26.4 million in 2014, $20.2 million in 2015 and $17.6 million in each of 2016, 2017 and 2018. With the exception of the aforementioned investment in EIG, there were no significant changes to goodwill during the six months ended June 30, 2014.

11.	Share-Based Compensation
A summary of share-based compensation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Share-based compensation	$5.7	$8.7	$11.5	$15.2
Tax benefit	2.2	3.4	4.4	5.8
There was $79.3 million and $70.5 million of unrecognized share-based compensation as of December 31, 2013 and June 30, 2014, respectively, which will be recognized over a weighted-average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2013	3.0	$77.71
Options granted	0.0	186.34
Options exercised	(0.4)	66.27
Options forfeited	(0.0)	81.50
Unexercised options outstanding—June 30, 2014	2.6	79.30	3.0
Exercisable at June 30, 2014	2.0	75.04	2.8
Restricted Stock
The following table summarizes the transactions of the Company's restricted stock units:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2013	0.5	$176.38
Units granted	0.0	189.63
Units vested	(0.1)	132.88
Units forfeited	(0.0)	122.72
Unvested units—June 30, 2014	0.4	183.39

12.	Affiliate Equity

A summary of Affiliate equity expense is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Affiliate equity expense	$12.3	$30.7	$23.8	$45.9
Tax benefit	2.4	4.3	5.6	7.2
Affiliate equity expense attributable to the non-controlling interests was $5.9 million and $9.1 million, respectively, in the three and six months ended June 30, 2013 as compared to $19.7 million and $27.2 million, respectively, in the three and six months ended June 30, 2014. As of December 31, 2013 and June 30, 2014, the Company had $68.2 million and $74.9 million, respectively, of unrecognized Affiliate equity expense. Of this unrecognized expense, $32.1 million and $42.7 million is attributable to the non-controlling interests, respectively. These expenses will be recognized over a weighted average period of approximately four years (assuming no forfeitures).
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

Redeemable Non-controlling Interests
Balance, as of December 31, 2013	$641.9
Transactions in Redeemable non-controlling interests	(30.6)
Changes in redemption value	67.2
Balance, as of June 30, 2014	$678.5
During the three and six months ended June 30, 2013 and 2014, the Company acquired interests from, and transferred interests to, Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Net income (controlling interest)	$64.7	$100.1	$127.1	$177.2
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(19.3)	2.8	(24.1)	(13.5)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$45.4	$102.9	$103.0	$163.7

13.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Controlling Interests:
Current tax	$19.8	$42.3	$41.0	$72.6
Intangible-related deferred taxes	12.3	19.0	24.2	35.9
Other deferred taxes	4.0	(3.0)	4.9	(4.6)
Total controlling interests	36.1	58.3	70.1	103.9
Non-controlling Interests:
Current tax	$2.3	$3.6	$5.9	$7.1
Deferred taxes	(0.2)	(0.2)	(0.3)	(0.4)
Total non-controlling interests	2.1	3.4	5.6	6.7
Provision for income taxes	$38.2	$61.7	$75.7	$110.6
Income before income taxes (controlling interest)	$100.8	$158.4	$197.2	$281.1
Effective tax rate attributable to controlling interests(1)	35.8%	36.8%	35.5%	37.0%
___________________________________________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
For the six months ended June 30, 2014, deferred tax liabilities decreased by $32.6 million primarily as a result of the reclassification of $54.5 million of deferred tax liabilities to equity related to the settlement of the 2006 junior convertible securities, partially offset by an increase in the Company's intangible-related deferred tax provision, $35.9 million.
As of June 30, 2014, the Company carried a liability for uncertain tax positions of $19.4 million, including $1.7 million for interest and related charges. At June 30, 2014 this liability also included $16.6 million for tax positions that, if recognized, would affect the Company's effective tax rate.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Numerator
Net income (controlling interest)	$64.7	$100.1	$127.1	$177.2
Convertible securities interest expense, net	—	3.8	—	—
Net income (controlling interest), as adjusted	$64.7	$103.9	$127.1	$177.2
Denominator
Average shares outstanding—basic	53.1	55.4	52.9	54.6
Effect of dilutive instruments:
Contingently convertible securities	—	2.1	—	—
Stock options and restricted stock	1.2	1.2	1.2	1.2
Forward equity	0.3	0.0	0.3	0.1
Average shares outstanding—diluted	54.6	58.7	54.4	55.9

The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Stock options and restricted stock	—	0.2	—	0.2
Senior convertible securities	3.6	—	3.6	—
Junior convertible securities	4.1	—	4.1	2.9

15.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended June 30,
	2013			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(9.7)	$—	$(9.7)	$20.4	$—	$20.4
Change in net realized and unrealized gain (loss) on derivative securities	1.0	(0.4)	0.6	0.2	(0.1)	0.1
Change in net unrealized gain (loss) on investment securities	(16.8)	5.5	(11.3)	8.3	(3.2)	5.1
Other comprehensive income (loss)	$(25.5)	$5.1	$(20.4)	$28.9	$(3.3)	$25.6

	For the Six Months Ended June 30,
	2013			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(32.5)	$—	$(32.5)	$11.6	$—	$11.6
Change in net realized and unrealized gain (loss) on derivative securities	1.3	(0.5)	0.8	0.5	(0.2)	0.3
Change in net unrealized gain (loss) on investment securities	(15.7)	5.5	(10.2)	(13.9)	5.2	(8.7)
Other comprehensive income (loss)	$(46.9)	$5.0	$(41.9)	$(1.8)	$5.0	$3.2
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2013	$56.6	$(1.9)	$19.5	$74.2
Other comprehensive income (loss) before reclassifications	11.6	0.3	(8.8)	3.1
Amounts reclassified from other comprehensive income	—	—	0.1	0.1
Net other comprehensive income (loss)	11.6	0.3	(8.7)	3.2
Balance, as of June 30, 2014	$68.2	$(1.6)	$10.8	$77.4

16.	Segment Information
Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships.

Statements of Income

	For the Three Months Ended June 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$241.7	$245.8	$53.5	$541.0
Operating expenses:
Depreciation, intangible amortization and impairments	19.9	12.8	3.2	35.9
Other operating expenses	148.8	163.3	31.6	343.7
	168.7	176.1	34.8	379.6
Operating income	73.0	69.7	18.7	161.4
Income from equity method investments	30.0	3.9	2.3	36.2
Other non-operating (income) and expenses:
Investment and other income	(3.4)	(3.6)	(0.5)	(7.5)
Interest expense	13.4	8.5	2.4	24.3
Imputed interest expense and contingent payment arrangements	2.6	5.0	0.8	8.4
	12.6	9.9	2.7	25.2
Income before income taxes	90.4	63.7	18.3	172.4
Income taxes	20.7	14.0	3.5	38.2
Net income	69.7	49.7	14.8	134.2
Net income (non-controlling interests)	(33.6)	(27.5)	(8.4)	(69.5)
Net income (controlling interest)	$36.1	$22.2	$6.4	$64.7

	For the Three Months Ended June 30, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$265.2	$310.0	$61.1	$636.3
Operating expenses:
Depreciation, intangible amortization and impairments	23.5	4.8	3.9	32.2
Other operating expenses	165.0	207.5	33.2	405.7
	188.5	212.3	37.1	437.9
Operating income	76.7	97.7	24.0	198.4
Income from equity method investments	46.9	5.3	4.1	56.3
Other non-operating (income) and expenses:
Investment and other income	(4.8)	(3.1)	(0.5)	(8.4)
Interest expense	10.7	7.4	1.9	20.0
Imputed interest expense and contingent payment arrangements	0.2	2.0	0.2	2.4
	6.1	6.3	1.6	14.0
Income before income taxes	117.5	96.7	26.5	240.7
Income taxes	29.4	26.8	5.5	61.7
Net income	88.1	69.9	21.0	179.0
Net income (non-controlling interests)	(38.6)	(28.8)	(11.5)	(78.9)
Net income (controlling interest)	$49.5	$41.1	$9.5	$100.1

	Six Months Ended June 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$465.4	$473.7	$104.2	$1,043.3
Operating expenses:
Depreciation, intangible amortization and impairments	39.6	26.4	6.4	72.4
Other operating expenses	289.4	308.6	61.0	659.0
	329.0	335.0	67.4	731.4
Operating income	136.4	138.7	36.8	311.9
Income from equity method investments	74.5	7.7	4.7	86.9
Other non-operating (income) and expenses:
Investment and other income	(5.9)	(5.4)	(0.7)	(12.0)
Interest expense	27.8	16.1	4.6	48.5
Imputed interest and contingent payment arrangements	6.9	14.3	1.4	22.6
	28.8	25.0	5.3	59.1
Income before income taxes	182.1	121.4	36.2	339.7
Income taxes	42.8	25.8	7.1	75.7
Net income	139.3	95.6	29.1	264.0
Net income (non-controlling interests)	(64.5)	(56.2)	(16.2)	(136.9)
Net income (controlling interest)	$74.8	$39.4	$12.9	$127.1

	Six Months Ended June 30, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$510.1	$601.9	$117.4	$1,229.4
Operating expenses:
Depreciation, intangible amortization and impairments	46.9	8.8	7.7	63.4
Other operating expenses	319.9	388.9	64.8	773.6
	366.8	397.7	72.5	837.0
Operating income	143.3	204.2	44.9	392.4
Income from equity method investments	83.9	10.9	7.7	102.5
Other non-operating (income) and expenses:
Investment and other income	(10.3)	(5.5)	(0.8)	(16.6)
Interest expense	19.7	14.3	3.7	37.7
Imputed interest and contingent payment arrangements	10.5	12.2	2.1	24.8
	19.9	21.0	5.0	45.9
Income before income taxes	207.3	194.1	47.6	449.0
Income taxes	51.3	49.5	9.8	110.6
Net income	156.0	144.6	37.8	338.4
Net income (non-controlling interests)	(70.7)	(69.3)	(21.2)	(161.2)
Net income (controlling interest)	$85.3	$75.3	$16.6	$177.2
Total assets as of December 31, 2013	$3,196.5	$2,448.4	$673.9	$6,318.8
Total assets as of June 30, 2014	$3,195.8	$2,785.5	$748.9	$6,730.2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
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
As of June 30, 2014, we manage $606.8 billion in assets through our Affiliates (approximately $625 billion including our pending investment) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. The following summarizes our operations in our three principal distribution channels.

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
New Investments
On March 31, 2014, we completed a majority investment in SouthernSun Asset Management, LLC ("SouthernSun"). Following the closing of the transaction, SouthernSun's partners continue to hold a substantial portion of the equity of the business and direct its day-to-day operations. SouthernSun manages concentrated portfolios through a fundamental, research-intensive investment process.
On April 1, 2014, we completed an equity investment in EIG Global Energy Partners, LLC ("EIG"). Following the close of the transaction, EIG's management team continues to hold a majority of the equity in the business and directs its day-to-day operations. EIG is a global alternative investment firm specializing in private investments in energy and energy-related infrastructure.
On June 30, 2014, we completed our majority equity interest in River Road Asset Management, LLC ("River Road"). Following the closing of the transaction, River Road's management team continues to hold a substantial portion of the equity of the business and direct its day-to-day operations. River Road manages value-oriented equity strategies designed for a broad and diverse institutional and retail client base.
Pending Investment
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
Financial Results
For the three and six months ended June 30, 2014, Net income (controlling interest) was $100.1 million and $177.2 million, respectively, compared to $64.7 million and $127.1 million, respectively, for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, Earnings per share—diluted was $1.77 and $3.17, respectively, representing a 50% and 36% increase over the prior year. For the three and six months ended June 30, 2013, Earnings per share—diluted was $1.18 and $2.33, respectively.

For the three and six months ended June 30, 2014, Economic net income was $149.8 million and $287.7 million, respectively, while Economic earnings per share was $2.65 and $5.13, respectively, representing a 22% and 15% increase over the prior year, and EBITDA was $211.9 million and $403.8 million, respectively. For the three and six months ended June 30, 2013, Economic net income was $121.1 million and $245.4 million, respectively, Economic earnings per share was $2.18 and $4.45, respectively, and EBITDA was $173.0 million and $348.0 million, respectively. Economic net income (controlling interest) and EBITDA (controlling interest) are discussed in "Supplemental Performance Measures."
For the twelve months ended June 30, 2014, our assets under management increased 29% to $606.8 billion. The increase was primarily the result of $80.2 billion from investment performance, $29.5 billion from new investments and $29.5 billion from organic growth from net client cash flows.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in millions, except as noted and per share data)	2013	2014	% Change	2013	2014	% Change
Assets under Management (in billions)	$469.5	$606.8	29%	$469.5	$606.8	29%
Average assets under Management (in billions)	468.0	584.5	25%	458.6	562.6	23%
Revenue	541.0	636.3	18%	1,043.3	1,229.4	18%
Net income (controlling interest)	64.7	100.1	55%	127.1	177.2	39%
Earnings per share—diluted	1.18	1.77	50%	2.33	3.17	36%
Economic net income (controlling interest)(1)	121.1	149.8	24%	245.4	287.7	17%
Economic earnings per share(1)	2.18	2.65	22%	4.45	5.13	15%
EBITDA (controlling interest)(1)	173.0	211.9	22%	348.0	403.8	16%
___________________________________________________________

(1)	Economic net income (controlling interest) and EBITDA (controlling interest) are discussed in "Supplemental Performance Measures."

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
Under our Economic net income definition, we add to Net income (controlling interest) our share of amortization (including equity method amortization) and impairments, deferred taxes related to intangible assets, and other economic items which include non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2013	2014	2013	2014
Net income (controlling interest)	$64.7	$100.1	$127.1	$177.2
Intangible amortization and impairments(1)	38.1	29.2	76.5	56.5
Intangible-related deferred taxes	12.3	19.0	24.2	35.9
Other economic items(2)	6.0	1.5	17.6	18.1
Economic net income (controlling interest)	$121.1	$149.8	$245.4	$287.7
Average shares outstanding—diluted	54.6	58.7	54.4	55.9
Assumed issuance of junior convertible securities shares	—	(2.1)	—	—
Dilutive impact of senior convertible securities shares	0.8	—	0.7	—
Dilutive impact of junior convertible securities shares	0.1	—	—	0.2
Average shares outstanding—adjusted diluted	55.5	56.6	55.1	56.1
Economic earnings per share	$2.18	$2.65	$4.45	$5.13
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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2014	2013	2014
Reported Intangible amortization and impairments	$32.6	$28.1	$65.5	$55.5
Intangible amortization—non-controlling interests	(4.8)	(6.2)	(9.7)	(11.7)
Equity method amortization	10.3	7.3	20.7	12.7
	$38.1	$29.2	$76.5	$56.5
___________________________________________________________

(2)
During the three and six months ended June 30, 2013, we recognized a loss totaling $2.1 million and $10.3 million, respectively ($1.3 million and $6.3 million net of tax), related to certain of our contingent payment arrangements. During the six months ended June 30, 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million ($11.6 million net of tax) upon redemption. These losses were attributable to the controlling interest and are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

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
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2014	2013	2014
Net Income (controlling interest)	$64.7	$100.1	$127.1	$177.2
Interest expense	24.3	20.0	48.5	37.7
Imputed interest expense and contingent payment arrangements(1)	8.4	2.4	22.6	24.8
Income taxes	36.1	58.3	70.1	103.9
Depreciation and other amortization	1.4	1.9	3.2	3.7
Intangible amortization and impairments	38.1	29.2	76.5	56.5
EBITDA (controlling interest)	$173.0	$211.9	$348.0	$403.8
________________________________________________________

(1)
During the three and six months ended June 30, 2013, we recognized a loss totaling $2.1 million and $10.3 million, respectively, related to certain of our contingent payment arrangements. During the six months ended June 30, 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million upon redemption. These losses were attributable to the controlling interest and are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

Assets under Management
Diversification of Assets under Management
The following table provides information regarding the composition of our assets under management:

	December 31, 2013		June 30, 2014
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$351.8	65%	$389.4	64%
Alternative(2)	128.4	24%	156.9	26%
Fixed Income	57.1	11%	60.5	10%
Total	$537.3	100%	$606.8	100%
Geography(3)
Global	$278.8	52%	$305.9	50%
Domestic	202.0	38%	236.6	39%
Emerging Markets	56.5	10%	64.3	11%
Total	$537.3	100%	$606.8	100%
___________________________________________________________

(1)	The Equity asset class includes equity, balanced and asset allocation products.

(2)	The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)	The Geography of a particular investment product describes the general location of its investment holdings.
During the six months ended June 30, 2014, our investments in new Affiliates, investment performance and net client cash flows increased our assets under management in the Alternative and Equity asset classes. The Fixed Income asset class also experienced growth from investment performance and net client cash flows. On a geographic basis, our investments in new Affiliates and investment performance increased our Domestic assets under management, while Emerging Markets and Global assets under management increased primarily from investment performance and net client cash flows.
Assets under Management by Operating Segment
The following table presents changes in our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels).

Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
March 31, 2014	$310.9	$174.8	$71.1	$556.8
Client cash inflows	10.9	10.7	2.5	24.1
Client cash outflows	(6.4)	(8.8)	(2.0)	(17.2)
Net client cash flows	4.5	1.9	0.5	6.9
New Investments	16.3	2.1	1.5	19.9
Investment performance	12.6	6.6	4.0	23.2
June 30, 2014	$344.3	$185.4	$77.1	$606.8

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2013	$300.6	$169.4	$67.3	$537.3
Client cash inflows	23.6	22.2	5.2	51.0
Client cash outflows	(14.5)	(18.3)	(4.3)	(37.1)
Net client cash flows	9.1	3.9	0.9	13.9
New Investments	18.7	3.6	4.1	26.4
Investment performance	16.4	8.5	4.8	29.7
Other(1)	(0.5)	—	—	(0.5)
June 30, 2014	$344.3	$185.4	$77.1	$606.8
_______________________________________________________

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not significant to our ongoing results.

The net flows for the six months ended June 30, 2014 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2013	2014	% Change	2013	2014	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$268.9	$331.7	23%	$265.7	$317.2	19%
Mutual Fund	139.6	178.6	28%	134.4	174.4	30%
High Net Worth	59.5	74.2	25%	58.5	71.0	21%
Total	$468.0	$584.5	25%	$458.6	$562.6	23%
Consolidated Affiliates
Institutional	$165.8	$187.4	13%	$165.5	$183.2	11%
Mutual Fund	111.2	141.7	27%	107.8	138.2	28%
High Net Worth	48.8	57.1	17%	47.8	54.9	15%
Total	$325.8	$386.2	19%	$321.1	$376.3	17%
Revenue
Institutional	$241.7	$265.2	10%	$465.4	$510.1	10%
Mutual Fund	245.8	310.0	26%	473.7	601.9	27%
High Net Worth	53.5	61.1	14%	104.2	117.4	13%
Total	$541.0	$636.3	18%	$1,043.3	$1,229.4	18%
Net income (controlling interest)(1)
Institutional	$36.1	$49.5	37%	$74.8	$85.3	14%
Mutual Fund	22.2	41.1	85%	39.4	75.3	91%
High Net Worth	6.4	9.5	48%	12.9	16.6	29%
Total	$64.7	$100.1	55%	$127.1	$177.2	39%
EBITDA (controlling interest)(2)
Institutional	$96.3	$112.9	17%	$200.4	$211.5	6%
Mutual Fund	60.4	78.4	30%	115.4	153.0	33%
High Net Worth	16.3	20.6	26%	32.2	39.3	22%
Total	$173.0	$211.9	22%	$348.0	$403.8	16%
___________________________________________________________

(1)
During the three months ended June 30, 2013, we recognized a loss totaling $2.1 million (all of which was attributable to controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $2.0 million and $0.1 million to our Mutual Fund and High Net Worth channels, respectively. During the six months ended June 30, 2013, we recognized a loss totaling $10.3 million (all of which was attributable to controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $9.6 million and $0.7 million to our Mutual Fund and High Net Worth channels, respectively. During the six months ended June 30, 2014, there were no adjustments to our contingent payment arrangements.

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
Our revenue increased $95.3 million (or 18%) and $186.1 million (or 18%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Changes in contractual fee rates did not have a significant impact on our results.
The following discusses the changes in our revenue by operating segments.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $23.5 million (or 10%) and $44.7 million (or 10%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $64.2 million (or 26%) and $128.2 million (or 27%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $7.6 million (or 14%) and $13.2 million (or 13%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance and net client cash flows.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2013	2014		2013	2014
Compensation and related expenses	$235.4	$272.6	16%	$450.0	$508.3	13%
Selling, general and administrative	99.5	122.8	23%	191.8	245.1	28%
Intangible amortization and impairments	32.6	28.1	(14)%	65.5	55.5	(15)%
Depreciation and other amortization	3.3	4.1	24%	6.9	7.9	14%
Other operating expenses	8.8	10.3	17%	17.2	20.2	17%
Total operating expenses	$379.6	$437.9	15%	$731.4	$837.0	14%
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

Compensation and related expenses increased $37.2 million (or 16%) and $58.3 million (or 13%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively. These increases were primarily a result of the relationship between revenue and operating expenses at extant Affiliates, which experienced increases in revenue, and accordingly, reported higher compensation expenses. These increases were also the result of an increase in Affiliate equity expense primarily attributable to the non-controlling interests. The increases in compensation expense were proportionately lower than the increases in revenue primarily as a result of decreases in Operating Allocation at Affiliates with revenue sharing arrangements, as well as proportionately lower increases in compensation expense at profit-based Affiliates.
Selling, general and administrative expenses increased $23.3 million (or 23%) and $53.3 million (or 28%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively. These increases resulted primarily from increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. These increases were also attributable to increases in acquisition-related professional fees.
Intangible amortization and impairments decreased $4.5 million (or 14%) and $10.0 million (or 15%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively. These decreases, primarily the result of certain assets being fully amortized in 2013, were partially offset by the impact of amortization resulting from new Affiliate investments in 2014.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2013	2014	% Change	2013	2014	% Change
Equity method earnings	$46.5	$63.6	37%	$107.6	$115.2	7%
Equity method amortization	10.3	7.3	(29)%	20.7	12.7	(39)%
Income from equity method investments	$36.2	$56.3	56%	$86.9	$102.5	18%
Equity method earnings increased $17.1 million (or 37%) and $7.6 million (or 7%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively. These increases were the result of higher revenue from increases in average assets under management, as well as a new Affiliate investment during the three months ended June 30, 2014. The increase in the six months ended June 30, 2014 was partially offset by a decline in performance fees earned in 2014 as compared to 2013. Equity method amortization decreased $3.0 million (or 29%) and $8.0 million (or 39%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively. These decreases were primarily the result of certain assets being fully amortized in 2013.
Other Income Statement Data
The following table summarizes other income statement data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2013	2014	% Change	2013	2014	% Change
Investment and other income	$7.5	$8.4	12%	$12.0	$16.6	38%
Interest expense	24.3	20.0	(18)%	48.5	37.7	(22)%
Imputed interest and contingent payment arrangements	8.4	2.4	(71)%	22.6	24.8	10%
Income tax expense	38.2	61.7	62%	75.7	110.6	46%
Interest expense decreased $4.3 million (or 18%) and $10.8 million (or 22%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, principally as a result of the settlement of our 2008 senior convertible securities ($5.8 million and $11.4 million, respectively,) in August 2013 and the settlement of our 2006 junior convertible securities ($3.8 million and $6.8 million, respectively,) in February 2014. This decrease was partially offset by the interest expense on our 4.25% senior notes due 2024 (the "2024 senior notes") in February 2014.
Imputed interest and contingent payment arrangements decreased $6.0 million (or 71%) in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease was primarily a result of a $4.2 million decrease from the settlement of our 2008 senior convertible securities and a $2.1 million loss on the revaluation of our contingent payment arrangements in the three months ended June 30, 2013, which did not reoccur in the three months ended June 30, 2014. Imputed interest and contingent payment arrangements increased $2.2 million (or 10%) in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase was primarily a result of an $18.8 million increase in imputed interest expense from the settlement of our 2006 junior convertible securities, partially offset by a $10.3 million loss on the revaluation of our contingent payment arrangements and an $8.1 million decrease in imputed interest from the settlement of our 2008 senior convertible securities in the six months ended June 30, 2013, which did not reoccur in the six months ended June 30, 2014.
Income taxes increased $23.5 million (or 62%) and $34.9 million (or 46%) in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, respectively. These increases were primarily as a result of an increase in pre-tax earnings.
Net Income
The following table summarizes Net income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2013	2014	% Change	2013	2014	% Change
Net income	$134.2	$179.0	33%	$264.0	$338.4	28%
Net income (non-controlling interests)	69.5	78.9	14%	136.9	161.2	18%
Net income (controlling interest)	64.7	100.1	55%	127.1	177.2	39%
Net income increased $44.8 million (or 33%) and $74.4 million (or 28%) in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, respectively. These increases were a result of an increase in operating income (resulting from the previously discussed changes in revenue and operating expenses) as well as an increase in equity method income, partially offset by an increase in income tax expense. Net income (non-controlling interests) increased 14% and 18%, respectively. Net income (controlling interest) increased 55% and 39%, respectively.
Liquidity and Capital Resources
During the six months ended June 30, 2014, we met our cash requirements primarily through cash generated by operating activities and the issuance of the 2024 senior notes. Our principal uses of cash were to repay senior bank debt, make distributions to Affiliate partners and make investments in new Affiliates.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt, and for working capital purposes. We anticipate that borrowings under our senior unsecured revolving credit facility (the "credit facility") and proceeds from any forward equity transactions, together with cash flows from operations will be sufficient to support our cash flow needs for the foreseeable future.

(in millions)	December 31, 2013	June 30, 2014
Cash and cash equivalents	$469.6	$374.2

(in millions)	For the Six Months Ended June 30,
Cash Flow Data	2013	2014
Operating cash flow	$464.8	$625.9
Investing cash flow	(9.8)	(545.5)
Financing cash flow	(466.0)	(179.0)

Operating Cash Flow
The increase in cash flows from operations in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 resulted principally from an increase in net income and distributions received from equity method investments ($182.5 million), as well as a decrease in receivables ($27.3 million), partially offset by a decrease in payables, accrued liabilities and other liabilities ($53.2 million).
Investing Cash Flow
Net cash flow used in investing activities increased $535.7 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase was primarily due to an increase in investments in Affiliates ($534.0 million).
Financing Cash Flow
Net cash flow used in financing activities decreased $287.0 million in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily the result of an increase in net borrowings of senior debt in the six months ended June 30, 2014 ($464.9 million), partially offset by an increase in distributions to non-controlling interests ($166.2 million).
We used available cash and borrowings under our credit facility to finance our investments in new Affiliates in 2014.
The following table summarizes certain other financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2013	June 30, 2014
Senior bank debt	$525.0	$300.0
Senior notes	340.0	736.6
Convertible securities	518.7	302.2
Senior Bank Debt
We have a $1.25 billion credit facility which matures in April 2018. As of June 30, 2014, the outstanding balance was $50.0 million and we were in compliance with all terms of our credit facility. We could borrow the remaining capacity ($1.2 billion) and continue to be in compliance.
On April 15, 2014, we entered into a $250.0 million five-year senior unsecured term loan. We pay interest at specified rates (based on either the LIBOR rate or the prime rate as in effect from time to time). The proceeds were used to repay existing borrowings under our credit facility. Subject to certain conditions, we may borrow up to an additional $100.0 million.
The credit facility and term loan contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, fundamental corporate changes and certain customary events of default.
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
Convertible Securities

On February 13, 2014, we delivered a notice to redeem all of our outstanding 2006 junior convertible securities. In lieu of redemption, substantially all holders of the 2006 junior convertible securities elected to convert their securities into a defined number of shares. We issued 1.9 million shares of our common stock in connection with the conversion. All of the our 2006 junior convertible securities have been canceled and retired.
Forward Equity
Under a forward equity agreement, we may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, we net settled $77.0 million notional amount of forward equity contracts for cash at an average share price of $185.56. During the six months ended June 30, 2014, we net settled $70.2 million notional amount of forward equity contracts at an average share price of $198.71. We have $252.8 million million remaining notional amount that we may elect to sell under the forward equity agreement.
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
Commitments
We have committed to co-invest in certain investment partnerships where we serve as the general partner. As of June 30, 2014, these unfunded commitments totaled approximately $70.9 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $26.6 million of these commitments if they are called.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $524.1 million through 2017. In 2014, we do not expect to make any payments to settle these contingent arrangements.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.2 million. The timing and amount of repurchases are determined at the discretion of management. There were no shares repurchased during the six months ended June 30, 2014.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2014. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Contractual Obligations
Senior bank debt	$300.0	$—	$—	$50.0	$250.0
Senior notes	1,335.8	18.6	74.2	74.2	1,168.8
Junior convertible securities	952.2	11.1	44.4	44.4	852.3
Leases	193.8	16.8	57.9	44.1	75.0
Other liabilities(1)	31.4	31.4	—	—	—
Derivative instruments	3.2	0.9	2.0	0.3	—
Total contractual obligations	$2,816.4	$78.8	$178.5	$213.0	$2,346.1
Contingent Obligations
Contingent payment obligations(2)	$276.0	$—	$188.7	$87.3	$—
___________________________________________________________

(1)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $19.4 million and $70.9 million as of June 30, 2014, respectively), as we cannot predict when such obligations will be paid.

(2)
The amount of contingent payments disclosed in the table represents our expected settlement amounts related to consolidated Affiliates and maximum settlement amounts related to our equity method investments. The maximum settlement amount through 2014 is approximately $248.1 million and $276.0 million in periods thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2014. Please refer to Item 7A in our 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that (i) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.
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

In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. There was no share repurchase activity during the three months ended June 30, 2014. As of June 30, 2014, approximately 2.2 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 6, 2014	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013, (ii) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Equity for the six month period ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six month period ended June 30, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements.

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