Form 10-Q
period 2014-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2014-11-06
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
There were 55,572,618 shares of the registrant's common stock outstanding on November 3, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$551.6	$640.3	$1,594.8	$1,869.7
Operating expenses:
Compensation and related expenses	229.8	258.1	679.7	766.5
Selling, general and administrative	106.4	114.4	298.2	359.5
Intangible amortization and impairments	32.7	28.7	98.1	84.2
Depreciation and other amortization	3.4	4.5	10.3	12.3
Other operating expenses	10.2	10.4	27.5	30.6
	382.5	416.1	1,113.8	1,253.1
Operating income	169.1	224.2	481.0	616.6
Income from equity method investments	34.1	50.1	121.0	152.6
Other non-operating (income) and expenses:
Investment and other income	(8.0)	(2.6)	(20.0)	(19.2)
Interest expense	19.9	19.0	68.5	56.7
Imputed interest expense and contingent payment arrangements	3.9	2.8	26.5	27.6
	15.8	19.2	75.0	65.1
Income before income taxes	187.4	255.1	527.0	704.1
Income taxes	31.0	64.1	106.6	174.7
Net income	156.4	191.0	420.4	529.4
Net income (non-controlling interests)	(81.2)	(86.7)	(218.1)	(247.9)
Net income (controlling interest)	$75.2	$104.3	$202.3	$281.5
Average shares outstanding—basic	53.2	55.6	53.0	54.9
Average shares outstanding—diluted	56.9	58.8	54.7	56.1
Earnings per share—basic	$1.41	$1.88	$3.82	$5.13
Earnings per share—diluted	1.37	1.84	3.70	5.01
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Net income	$156.4	$191.0	$420.4	$529.4
Other comprehensive income (loss):
Foreign currency translation adjustment	18.1	(34.2)	(14.4)	(22.6)
Change in net realized and unrealized gain on derivative securities, net of tax	—	0.3	0.8	0.6
Change in net unrealized gain (loss) on investment securities, net of tax	6.3	4.1	(3.9)	(4.6)
Other comprehensive income (loss)	24.4	(29.8)	(17.5)	(26.6)
Comprehensive income	180.8	161.2	402.9	502.8
Comprehensive income (non-controlling interests)	(80.8)	(77.4)	(216.3)	(242.5)
Comprehensive income (controlling interest)	$100.0	$83.8	$186.6	$260.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2013	September 30, 2014
Assets
Cash and cash equivalents	$469.6	$560.2
Receivables	418.4	524.9
Investments in marketable securities	157.9	158.1
Other investments	164.3	171.2
Fixed assets, net	92.3	93.9
Goodwill	2,341.7	2,474.6
Acquired client relationships, net	1,460.7	1,566.6
Equity method investments in Affiliates	1,123.3	1,257.4
Other assets	90.6	77.3
Total assets	$6,318.8	$6,884.2
Liabilities and Equity
Payables and accrued liabilities	$514.7	$735.3
Senior bank debt	525.0	250.0
Senior notes	340.0	736.7
Convertible securities	518.7	302.6
Deferred income taxes	456.9	440.6
Other liabilities	177.0	201.4
Total liabilities	2,532.3	2,666.6

Redeemable non-controlling interests	641.9	703.7
Equity:
Common stock	0.5	0.6
Additional paid-in capital	479.9	631.3
Accumulated other comprehensive income	74.0	52.8
Retained earnings	1,711.2	1,992.7
	2,265.6	2,677.4
Less: treasury stock, at cost	(131.4)	(81.8)
Total stockholders' equity	2,134.2	2,595.6
Non-controlling interests	1,010.4	918.3
Total equity	3,144.6	3,513.9
Total liabilities and equity	$6,318.8	$6,884.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2012	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Net income	—	—	—	202.3	—	218.1	420.4
Share-based compensation	—	17.3	—	—	—	—	17.3
Common stock issued under share-based incentive plans	—	(52.5)	—	—	97.7	—	45.2
Tax benefit from share-based incentive plans	—	17.9	—	—	—	—	17.9
Settlement of senior convertible securities	—	(130.7)	—	—	—	—	(130.7)
Forward equity		(22.5)					(22.5)
Affiliate equity activity	—	(150.0)	—	—	—	15.4	(134.6)
Share repurchases					(15.7)		(15.7)
Distributions to non-controlling interests	—	—	—	—	—	(218.6)	(218.6)
Other comprehensive loss	—	—	(15.7)	—	—	(1.8)	(17.5)
September 30, 2013	$0.5	$548.0	$63.4	$1,553.0	$(132.6)	$970.3	$3,002.6

	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling interests	Total Equity
December 31, 2013	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	281.5	—	247.9	529.4
Share-based compensation	—	22.2	—	—	—	—	22.2
Common stock issued under share-based incentive plans	—	(110.2)	—	—	101.3	—	(8.9)
Tax benefit from share-based incentive plans	—	58.9	—	—	—	—	58.9
Settlement of convertible securities	0.1	276.4	—	—	—	—	276.5
Forward equity	—	(45.0)	—	—	—	—	(45.0)
Investments in Affiliates	—	—	—	—	—	117.1	117.1
Affiliate equity activity	—	(50.9)	—	—	—	16.6	(34.3)
Share repurchases	—	—	—	—	(51.7)	—	(51.7)
Distributions to non-controlling interests	—	—	—	—	—	(468.3)	(468.3)
Other comprehensive income (loss)	—	—	(21.2)	—	—	(5.4)	(26.6)
September 30, 2014	$0.6	$631.3	$52.8	$1,992.7	$(81.8)	$918.3	$3,513.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2014
Cash flow from operating activities:
Net income	$420.4	$529.4
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	98.1	84.2
Depreciation and other amortization	10.3	12.3
Deferred income tax provision	24.0	49.6
Imputed interest expense and contingent payment arrangements	26.5	27.6
Income from equity method investments, net of amortization	(121.0)	(152.6)
Distributions received from equity method investments	187.2	315.4
Share-based compensation and Affiliate equity expense	37.6	82.2
Other non-cash items	15.4	4.8
Changes in assets and liabilities:
Increase in receivables	(125.4)	(95.1)
Increase in other assets	(13.9)	(6.8)
Increase in payables, accrued liabilities and other liabilities	188.4	179.4
Cash flow from operating activities	747.6	1,030.4
Cash flow from (used in) investing activities:
Investments in Affiliates	(26.3)	(534.4)
Purchase of fixed assets	(15.9)	(13.7)
Purchase of investment securities	(6.3)	(16.8)
Sale of investment securities	4.7	13.9
Cash flow used in investing activities	(43.8)	(551.0)
Cash flow from (used in) financing activities:
Borrowings of senior debt	595.0	1,016.5
Repayments of senior debt and convertible securities	(986.3)	(895.6)
Issuance of common stock	47.7	37.9
Repurchase of common stock	(15.7)	(51.7)
Note and contingent payments	(36.7)	12.1
Distributions to non-controlling interests	(218.6)	(468.3)
Affiliate equity issuances and repurchases	(6.7)	(44.8)
Excess tax benefit from share-based compensation	17.1	58.6
Settlement of forward equity sale agreement	—	(45.0)
Other financing items	(7.4)	(5.2)
Cash flow used in financing activities	(611.6)	(385.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	(3.3)
Net decrease in cash and cash equivalents	92.0	90.6
Cash and cash equivalents at beginning of period	430.4	469.6
Cash and cash equivalents at end of period	$522.4	$560.2
Supplemental disclosure of non-cash financing activities:
Settlement of 2006 junior convertible securities	$—	$217.8
Stock issued under other incentive plans	(1.1)	(63.6)
Stock received in settlement of liability	0.4	44.7
Payables recorded for Affiliate equity repurchases	30.5	20.5
Payables recorded for forward equity sale settlements	22.5	—
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
Investments in marketable securities at December 31, 2013 and September 30, 2014 were $157.9 million and $158.1 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2013 and September 30, 2014:

	Available-for-Sale		Trading
	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014
Cost	$103.2	$114.7	$17.9	$18.5
Unrealized Gains	33.3	28.0	4.6	3.6
Unrealized Losses	(1.1)	(6.7)	(0.0)	(0.0)
Fair Value	$135.4	$136.0	$22.5	$22.1
There were no realized gains or losses on investments classified as available-for-sale for the three months ended September 30, 2013 and $2.1 million of realized gains for the nine months ended September 30, 2013. For each of the three and nine months ended September 30, 2014, there was $1.8 million of realized gains on investments classified as available-for-sale.

4.	Variable Interest Entities
The Company's Affiliates act as the investment manager for certain investment funds that are considered variable interest entities ("VIEs"). Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates' exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at December 31, 2013 and September 30, 2014. The Affiliates do not have any investment performance guarantees to these VIEs.
The Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management. Since the

Affiliates' variable interests will not absorb the majority of the variability of the entity's net assets, these entities are not consolidated.
The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss are as follows:

	December 31, 2013		September 30, 2014
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$8,112.7	$1.7	$8,544.8	$0.8

5.	Debt
Senior Bank Debt
The Company has a $1.25 billion senior unsecured revolving credit facility (the "credit facility") which matures in April 2018. As of September 30, 2014, there were no outstanding borrowings.
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
Under a forward equity agreement, the Company may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, the Company entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, the Company net settled $77.0 million notional amount of forward equity contracts at an average share price of $185.56. During the first half of 2014, the Company net settled $70.2 million notional amount of forward equity contracts at an average share price of $198.71. The Company has $252.8 million remaining notional amount that it may elect to sell under the forward equity agreement.

7.	Commitments and Contingencies
The Company has committed to co-invest in certain investment partnerships. As of September 30, 2014, these unfunded commitments were $70.6 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $23.8 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement by Affiliates of specified financial targets, to make payments of up to $524.1 million through 2017, including payments of up to $201.0 million related to the Company's equity method investments. As of September 30, 2014, the Company expects to make payments of $75.0 million (none in 2014) to settle obligations related to consolidated Affiliates. The net present value of the expected payments for consolidated Affiliates totals $57.0 million as of September 30, 2014.

8.	Fair Value Measurements
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$39.0	$39.0	$—	$—
Investments in marketable securities(1)
Trading securities	22.5	22.5	—	—
Available-for-sale securities	135.4	135.4	—	—
Other investments	164.3	14.1	18.4	131.8
Financial Liabilities
Contingent payment arrangements(2)	$50.2	$—	$—	$50.2
Obligations to related parties(2)	76.9	—	—	76.9
Interest rate swaps(3)	2.5	—	2.5	—

		Fair Value Measurements
	September 30, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$32.4	$32.4	$—	$—
Investments in marketable securities(1)
Trading securities	22.1	22.1	—	—
Available-for-sale securities	136.0	136.0	—	—
Other investments	171.1	20.3	13.1	137.7
Financial Liabilities
Contingent payment arrangements(2)	$57.0	$—	$—	$57.0
Obligations to related parties(2)	92.7	—	—	92.7
Interest rate swaps(3)	1.6	—	1.6	—
___________________________________________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities in the accompanying Consolidated Balance Sheets.

(3)
The fair value of the Company's interest rate swaps is presented within Other liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2013 and September 30, 2014, the Company had posted collateral with its counterparties of $3.6 million and $3.0 million, respectively. Gains (losses) on these interest rate swaps for the three and nine months ended September 30, 2013 were $(0.0) million and $1.3 million, respectively, and $0.5 million and $0.9 million, respectively, for the three and nine months ended September 30, 2014. These gains have been reported in the Consolidated Statements of Comprehensive Income.

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
It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between Level 1 and Level 2 in the three and nine months ended September 30, 2013 and 2014, respectively.
Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities for the three and nine months ended September 30, 2013 and 2014:

	For the Three Months Ended September 30,
	2013						2014
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$124.4		$44.3		$96.6		$139.5		$55.1		$98.4
Net gains/losses	4.2	(1)	1.8	(2)	1.0	(3)	2.7	(1)	1.9	(2)	1.3	(3)
Purchases and issuances	2.2		—		23.1		3.7		—		11.1
Settlements and reductions	(4.5)		—		(22.0)		(8.2)		—		(18.1)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$126.3		$46.1		$98.7		$137.7		$57.0		$92.7

Net unrealized gains/losses relating to instruments still held at the reporting date	$4.7		$1.8		$(0.1)		$4.4		$1.9		$0.2

	For the Nine Months Ended September 30,
	2013						2014
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$118.9		$31.0		$77.8		$131.8		$50.2		$76.9
Net gains/losses	9.2	(1)	15.1	(2)	3.2	(3)	13.7	(1)	6.8	(2)	5.8	(3)
Purchases and issuances	9.9		—		55.1		10.5		—		72.1
Settlements and reductions	(11.7)		—		(37.4)		(18.3)		—		(62.1)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$126.3		$46.1		$98.7		$137.7		$57.0		$92.7
Net unrealized gains/losses relating to instruments still held at the reporting date	$11.1		$15.1		$0.1		$17.1		$6.8		$2.2
___________________________________________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company's Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2013	Range at December 31, 2013	Fair Value at September 30, 2014	Range at September 30, 2014
Contingent payment arrangements	Discounted cash flow	Growth rates	$50.2	3% – 11%	$57.0	1% – 9%
		Discount rates		14% – 18%		12% – 17%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	4.0	8%	20.5	3% – 10%
		Discount rates		15%		15% – 16%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2013 and September 30, 2014, the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

	December 31, 2013		September 30, 2014
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity fund-of-funds(1)	$131.8	$62.9	$137.7	$70.6
Other funds(2)	82.3	—	81.0	—
	$214.1	$62.9	$218.7	$70.6
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

	December 31, 2013		September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$340.0	$325.0	$736.7	$764.0	Level 2
Convertible securities	518.7	963.9	302.6	533.1	Level 2

9.	Business Combinations
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
The provisional purchase price allocation for these investments are as follows:

Total
Consideration paid	$240.3
Non-controlling interests	117.1
Enterprise value	$357.4

Acquired client relationships	$196.4
Tangible assets, net	10.8
Goodwill	150.2
$357.4
Pro forma financial results are set forth below assuming these investments occurred on January 1, 2013, the revenue sharing arrangement had been in effect for the entire period and after making certain pro forma adjustments.

	For the Nine Months Ended September 30,
	2013	2014
Revenue	$1,635.9	$1,896.2
Net income (controlling interest)	207.3	286.8
Earnings per share—basic	3.91	5.22
Earnings per share—diluted	3.79	5.11
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
The Company's investments in SouthernSun and River Road contributed $32.6 million and $4.2 million to revenue and earnings, respectively, during the nine months ended September 30, 2014.
On October 31, 2014, the Company completed its majority investment in a new Affiliate for a total purchase price of $323.7 million.  This transaction was financed with available cash and $145.0 million of borrowings under the Company’s credit facility.

10.	Intangible Assets
Consolidated Affiliates
The following tables present the change in goodwill and components of acquired client relationships during the nine months ended September 30, 2014:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2013	$1,076.3	$928.1	$337.3	$2,341.7
Goodwill acquired	49.7	61.0	39.5	150.2
Foreign currency translation	(8.8)	(3.2)	(5.3)	(17.3)
Balance, as of September 30, 2014	$1,117.2	$985.9	$371.5	$2,474.6

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2013	$1,039.5	$(442.8)	$596.7	$864.0	$1,460.7
New Investments	149.6	—	149.6	46.8	196.4
Intangible amortization and impairments	—	(84.2)	(84.2)	—	(84.2)
Foreign currency translation	(1.3)	—	(1.3)	(5.0)	(6.3)
Balance, as of September 30, 2014	$1,187.8	$(527.0)	$660.8	$905.8	$1,566.6
Definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2014, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expenses for these relationships of $32.7 million and $98.1 million, respectively, for the three and nine months ended September 30, 2013 as compared to $28.7 million and $84.2 million, respectively, for the three and nine months ended September 30, 2014. Based on relationships existing as of September 30, 2014, the Company estimates that its consolidated annual amortization expense will be approximately $120.0 million for each of the next five years.
The Company performed its annual goodwill impairment assessment as of September 30, 2014 and no impairments were identified.
Equity Method Investments in Affiliates
On April 1, 2014, the Company completed its investment in EIG Global Energy Partners, LLC. The Company's purchase price allocation is provisional and $115.0 million has been allocated to acquired client relationships. The Company's purchase price allocation was measured using a financial model that includes assumptions of expected market performance, net client flows and discount rates. This provisional amount may be revised upon completion of the final valuation. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.
The intangible assets at the Company's equity method Affiliates consist of definite-lived acquired client relationships and goodwill. Definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2014, these relationships were being amortized over a weighted average life of approximately twelve years. The Company recognized amortization expense for these relationships of $10.4 million and $31.1 million, respectively, for the three and nine months ended September 30, 2013 as compared to $7.3 million and $20.0 million, respectively, for the three and nine months ended September 30, 2014. Based on relationships existing as of September 30, 2014, the Company estimates the annual amortization expense for the next five years will be approximately $26.4 million in 2014, $20.2 million in 2015 and $17.6 million in each of 2016, 2017 and 2018. With the exception of the aforementioned investment, there were no significant changes to goodwill during the nine months ended September 30, 2014.

11.	Share-Based Compensation
A summary of share-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Share-based compensation	$5.9	$7.0	$17.3	$22.2
Tax benefit	2.3	2.7	6.7	8.5
There was $79.3 million and $64.3 million of unrecognized share-based compensation as of December 31, 2013 and September 30, 2014, respectively, which will be recognized over a weighted-average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2013	3.0	$77.71
Options granted	0.0	204.99
Options exercised	(0.6)	59.89
Options forfeited	(0.1)	81.50
Unexercised options outstanding—September 30, 2014	2.3	83.06	3.0
Exercisable at September 30, 2014	1.8	78.65	2.7
Restricted Stock
The following table summarizes the transactions of the Company's restricted stock units:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2013	0.5	$176.38
Units granted	0.0	190.42
Units vested	(0.1)	132.88
Units forfeited	(0.0)	173.77
Unvested units—September 30, 2014	0.4	183.08

12.	Affiliate Equity

A summary of Affiliate equity expense is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Affiliate equity expense	$7.9	$14.1	$31.6	$60.0
Tax benefit	2.2	2.4	7.8	9.6
Affiliate equity expense attributable to the non-controlling interests was $2.2 million and $11.3 million, respectively, in the three and nine months ended September 30, 2013 as compared to $7.9 million and $35.1 million, respectively, in the three and nine months ended September 30, 2014. As of December 31, 2013 and September 30, 2014, the Company had $68.2 million and $76.1 million, respectively, of unrecognized Affiliate equity expense, which will be recognized over a weighted average period of approximately four years (assuming no forfeitures). Of this unrecognized expense, $32.1 million and $43.2 million is attributable to the non-controlling interests, respectively.
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

Redeemable Non-controlling Interests
Balance, as of December 31, 2013	$641.9
Transactions in Redeemable non-controlling interests	(39.6)
Changes in redemption value	101.4
Balance, as of September 30, 2014	$703.7
During the three and nine months ended September 30, 2013 and 2014, the Company acquired interests from, and transferred interests to, Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Net income (controlling interest)	$75.2	$104.3	$202.3	$281.5
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	0.9	(3.6)	(23.1)	(17.1)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$76.1	$100.7	$179.2	$264.4

13.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Controlling Interests:
Current tax	$32.7	$41.7	$73.6	$114.3
Intangible-related deferred taxes	5.2	19.6	29.4	55.5
Other deferred taxes	(6.3)	(0.7)	(1.4)	(5.3)
Total controlling interests	31.6	60.6	101.6	164.5
Non-controlling Interests:
Current tax	$3.1	$3.7	$9.0	$10.8
Deferred taxes	(3.7)	(0.2)	(4.0)	(0.6)
Total non-controlling interests	(0.6)	3.5	5.0	10.2
Provision for income taxes	$31.0	$64.1	$106.6	$174.7
Income before income taxes (controlling interest)	$106.8	$164.8	$303.9	$446.0
Effective tax rate attributable to controlling interests(1)	29.6%	36.8%	33.4%	36.9%
___________________________________________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
During the three and nine months ended September 30, 2013, the Company recognized a deferred tax benefit of $11.1 million ($7.5 million attributable to the controlling interest) from the revaluation of its deferred taxes as a result of a reduction of corporate tax rates in the United Kingdom.
For the nine months ended September 30, 2014, deferred tax liabilities decreased by $16.3 million primarily as a result of the reclassification of $54.5 million of deferred tax liabilities to equity related to the settlement of the 2006 junior convertible securities, offset by the Company's deferred tax provision, $49.6 million (comprised principally of intangible-related deferred taxes).
As of September 30, 2014, the Company carried a liability for uncertain tax positions of $19.4 million, including $1.7 million for interest and related charges. At September 30, 2014, this liability also included $16.8 million for tax positions that, if recognized, would affect the Company's effective tax rate.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator
Net income (controlling interest)	$75.2	$104.3	$202.3	$281.5
Convertible securities interest expense, net	2.6	3.8	—	—
Net income (controlling interest), as adjusted	$77.8	$108.1	$202.3	$281.5
Denominator
Average shares outstanding—basic	53.2	55.6	53.0	54.9
Effect of dilutive instruments:
Contingently convertible securities	2.0	2.1	—	—
Stock options and restricted stock	1.3	1.1	1.4	1.1
Forward equity	0.4	—	0.3	0.1
Average shares outstanding—diluted	56.9	58.8	54.7	56.1
For the three months ended September 30, 2014, the Company repurchased approximately 0.3 million shares of common stock at an average price per share of $206.81 under the share repurchase programs approved by the Company's Board of Directors.
The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Stock options and restricted stock	0.0	0.2	0.0	0.2
Senior convertible securities	1.3	—	2.9	—
Junior convertible securities	2.2	—	4.2	2.6

15.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended September 30,
	2013			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$18.1	$—	$18.1	$(34.2)	$—	$(34.2)
Change in net realized and unrealized gain (loss) on derivative securities	—	—	—	0.4	(0.1)	0.3
Change in net unrealized gain (loss) on investment securities	10.2	(3.9)	6.3	6.7	(2.6)	4.1
Other comprehensive income (loss)	$28.3	$(3.9)	$24.4	$(27.1)	$(2.7)	$(29.8)

	For the Nine Months Ended September 30,
	2013			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(14.4)	$—	$(14.4)	$(22.6)	$—	$(22.6)
Change in net realized and unrealized gain (loss) on derivative securities	1.3	(0.5)	0.8	0.9	(0.3)	0.6
Change in net unrealized gain (loss) on investment securities	(5.6)	1.7	(3.9)	(7.2)	2.6	(4.6)
Other comprehensive income (loss)	$(18.7)	$1.2	$(17.5)	$(28.9)	$2.3	$(26.6)
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2013	$56.6	$(1.9)	$19.5	$74.2
Other comprehensive income (loss) before reclassifications	(22.6)	0.6	(6.6)	(28.6)
Amounts reclassified from other comprehensive income	—	0.0	2.0	2.0
Net other comprehensive income (loss)	(22.6)	0.6	(4.6)	(26.6)
Balance, as of September 30, 2014	$34.0	$(1.3)	$14.9	$47.6

16.	Segment Information
Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships.

Statements of Income

	For the Three Months Ended September 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$229.1	$268.0	$54.5	$551.6
Operating expenses:
Depreciation, intangible amortization and impairments	17.6	15.6	2.9	36.1
Other operating expenses	140.3	174.7	31.4	346.4
	157.9	190.3	34.3	382.5
Operating income	71.2	77.7	20.2	169.1
Income from equity method investments	27.7	4.0	2.4	34.1
Other non-operating (income) and expenses:
Investment and other income	(3.9)	(3.8)	(0.3)	(8.0)
Interest expense	10.6	7.3	2.0	19.9
Imputed interest expense and contingent payment arrangements	1.2	2.5	0.2	3.9
	7.9	6.0	1.9	15.8
Income before income taxes	91.0	75.7	20.7	187.4
Income taxes	17.9	8.8	4.3	31.0
Net income	73.1	66.9	16.4	156.4
Net income (non-controlling interests)	(33.3)	(39.1)	(8.8)	(81.2)
Net income (controlling interest)	$39.8	$27.8	$7.6	$75.2

	For the Three Months Ended September 30, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$256.1	$319.6	$64.6	$640.3
Operating expenses:
Depreciation, intangible amortization and impairments	25.3	3.5	4.4	33.2
Other operating expenses	151.0	196.8	35.1	382.9
	176.3	200.3	39.5	416.1
Operating income	79.8	119.3	25.1	224.2
Income from equity method investments	40.7	5.6	3.8	50.1
Other non-operating (income) and expenses:
Investment and other income	(1.0)	(1.5)	(0.1)	(2.6)
Interest expense	9.5	7.6	1.9	19.0
Imputed interest expense and contingent payment arrangements	0.4	2.1	0.3	2.8
	8.9	8.2	2.1	19.2
Income before income taxes	111.6	116.7	26.8	255.1
Income taxes	28.2	30.1	5.8	64.1
Net income	83.4	86.6	21.0	191.0
Net income (non-controlling interests)	(37.1)	(38.5)	(11.1)	(86.7)
Net income (controlling interest)	$46.3	$48.1	$9.9	$104.3

	For the Nine Months Ended September 30, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$694.6	$741.5	$158.7	$1,594.8
Operating expenses:
Depreciation, intangible amortization and impairments	57.1	42.0	9.3	108.4
Other operating expenses	429.8	483.2	92.4	1,005.4
	486.9	525.2	101.7	1,113.8
Operating income	207.7	216.3	57.0	481.0
Income from equity method investments	102.1	11.7	7.2	121.0
Other non-operating (income) and expenses:
Investment and other income	(9.8)	(9.2)	(1.0)	(20.0)
Interest expense	38.4	23.5	6.6	68.5
Imputed interest and contingent payment arrangements	8.2	16.7	1.6	26.5
	36.8	31.0	7.2	75.0
Income before income taxes	273.0	197.0	57.0	527.0
Income taxes	60.6	34.6	11.4	106.6
Net income	212.4	162.4	45.6	420.4
Net income (non-controlling interests)	(97.8)	(95.2)	(25.1)	(218.1)
Net income (controlling interest)	$114.6	$67.2	$20.5	$202.3

	For the Nine Months Ended September 30, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$766.2	$921.5	$182.0	$1,869.7
Operating expenses:
Depreciation, intangible amortization and impairments	72.1	12.3	12.1	96.5
Other operating expenses	470.9	585.8	99.9	1,156.6
	543.0	598.1	112.0	1,253.1
Operating income	223.2	323.4	70.0	616.6
Income from equity method investments	124.6	16.5	11.5	152.6
Other non-operating (income) and expenses:
Investment and other income	(11.3)	(7.0)	(0.9)	(19.2)
Interest expense	29.2	21.9	5.6	56.7
Imputed interest and contingent payment arrangements	10.9	14.4	2.3	27.6
	28.8	29.3	7.0	65.1
Income before income taxes	319.0	310.6	74.5	704.1
Income taxes	79.4	79.7	15.6	174.7
Net income	239.6	230.9	58.9	529.4
Net income (non-controlling interests)	(107.8)	(107.8)	(32.3)	(247.9)
Net income (controlling interest)	$131.8	$123.1	$26.6	$281.5
Total assets as of December 31, 2013	$3,196.5	$2,448.4	$673.9	$6,318.8
Total assets as of September 30, 2014	$3,235.4	$2,871.4	$777.4	$6,884.2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
As of September 30, 2014, we manage $599.5 billion in assets through our Affiliates (approximately $617 billion including our investment in Veritas Asset Management LLP ("Veritas")) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. The following summarizes our operations in our three principal distribution channels.

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
New Investments
In the nine months ended September 30, 2014, we completed majority investments in SouthernSun Asset Management, LLC ("SouthernSun") and River Road Asset Management, LLC ("River Road"). Following the close of these transactions, both SouthernSun's and River Road's partners continue to hold a substantial portion of the equity of the business and direct its day-to-day operations.
On April 1, 2014, we completed an equity investment in EIG Global Energy Partners, LLC ("EIG"). Following the close of the transaction, EIG's partners continue to hold a majority of the equity in the business and directs its day-to-day operations.
On October 31, 2014, we completed a majority investment in Veritas. Following the close of the transaction, Veritas' partners continue to hold a substantial portion of the equity of the business and direct its day-to-day operations. Veritas manages both funds and segregated portfolios for institutional and retail investors around the world.
Financial Results
For the three and nine months ended September 30, 2014, Net income (controlling interest) was $104.3 million and $281.5 million, respectively, compared to $75.2 million and $202.3 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, Earnings per share—diluted was $1.84 and $5.01, respectively, representing a 34% and 35% increase over the prior year. For the three and nine months ended September 30, 2013, Earnings per share—diluted was $1.37 and $3.70, respectively.
For the three and nine months ended September 30, 2014, Economic net income was $156.8 million and $444.4 million, respectively. For the three and nine months ended September 30, 2014, Economic earnings per share was $2.76 and $7.90, respectively, representing a 26% and 19% increase over the prior year, and EBITDA was $218.1 million and $621.9 million, respectively. For the three and nine months ended September 30, 2013, Economic net income was $121.8 million and $367.2 million, respectively, Economic earnings per share was $2.19 and $6.63, respectively, and EBITDA was $170.4 million and $518.4 million, respectively. Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are discussed in "Supplemental Performance Measures."

For the twelve months ended September 30, 2014, our assets under management increased 18% to $599.5 billion. The increase was primarily the result of $38.8 billion from investment performance, $26.5 billion from new investments and $24.3 billion from organic growth from net client cash flows.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in millions, except as noted and per share data)	2013	2014	% Change	2013	2014	% Change
Assets under management (in billions)	$508.4	$599.5	18%	$508.4	$599.5	18%
Average assets under management (in billions)	493.7	604.3	22%	470.4	576.5	23%
Revenue	551.6	640.3	16%	1,594.8	1,869.7	17%
Net income (controlling interest)	75.2	104.3	39%	202.3	281.5	39%
Earnings per share—diluted	1.37	1.84	34%	3.70	5.01	35%
Economic net income (controlling interest)(1)	121.8	156.8	29%	367.2	444.4	21%
Economic earnings per share(1)	2.19	2.76	26%	6.63	7.90	19%
EBITDA (controlling interest)(1)	170.4	218.1	28%	518.4	621.9	20%
___________________________________________________________

(1)	Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are discussed in "Supplemental Performance Measures."

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
Under our Economic net income definition, we add to Net income (controlling interest) our share of amortization (including equity method amortization) and impairments, deferred taxes related to intangible assets, and other economic items which include non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and reductions or increases in contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2013	2014	2013	2014
Net income (controlling interest)	$75.2	$104.3	$202.3	$281.5
Intangible amortization and impairments(1)	38.2	29.6	114.7	86.0
Intangible-related deferred taxes	5.2	19.6	29.4	55.5
Other economic items(2)	3.2	3.3	20.8	21.4
Economic net income (controlling interest)	$121.8	$156.8	$367.2	$444.4
Average shares outstanding—diluted	56.9	58.8	54.7	56.1
Assumed issuance of junior convertible securities shares	(2.0)	(2.1)	—	—
Dilutive impact of senior convertible securities shares	0.4	—	0.5	—
Dilutive impact of junior convertible securities shares	0.3	—	0.2	0.2
Average shares outstanding—adjusted diluted	55.6	56.7	55.4	56.3
Economic earnings per share	$2.19	$2.76	$6.63	$7.90
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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2014	2013	2014
Reported Intangible amortization and impairments	$32.7	$28.7	$98.1	$84.2
Intangible amortization—non-controlling interests	(4.9)	(6.4)	(14.5)	(18.2)
Equity method amortization	10.4	7.3	31.1	20.0
	$38.2	$29.6	$114.7	$86.0
___________________________________________________________

(2)
During the first half of 2013, we recognized a loss totaling $10.3 million ($6.3 million net of tax), related to certain of our contingent payment arrangements. During the first half of 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million ($11.6 million net of tax) upon redemption. These losses were attributable to the controlling interest and are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

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
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2013	2014	2013	2014
Net income (controlling interest)	$75.2	$104.3	$202.3	$281.5
Interest expense	19.9	19.0	68.5	56.7
Imputed interest expense and contingent payment arrangements(1)	3.9	2.8	26.5	27.6
Income taxes	31.6	60.6	101.6	164.5
Depreciation and other amortization	1.6	1.8	4.8	5.6
Intangible amortization and impairments	38.2	29.6	114.7	86.0
EBITDA (controlling interest)	$170.4	$218.1	$518.4	$621.9
________________________________________________________

(1)
During the first half of 2013, we recognized a loss totaling $10.3 million related to certain of our contingent payment arrangements. During the first half of 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million upon redemption. These losses were attributable to the controlling interest and are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

Assets under Management
Diversification of Assets under Management
The following table provides information regarding the composition of our assets under management:

	December 31, 2013		September 30, 2014
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Asset Class
Equity(1)	$351.8	65%	$373.6	62%
Alternative(2)	128.4	24%	166.4	28%
Fixed Income	57.1	11%	59.5	10%
Total	$537.3	100%	$599.5	100%
Geography(3)
Global	$278.8	52%	$307.5	51%
Domestic	202.0	38%	229.9	38%
Emerging Markets	56.5	10%	62.1	11%
Total	$537.3	100%	$599.5	100%
___________________________________________________________

(1)	The Equity asset class includes equity, balanced and asset allocation products.

(2)	The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)	The Geography of a particular investment product describes the general location of its investment holdings.
During the nine months ended September 30, 2014, our investments in new Affiliates, investment performance and net client cash flows increased our assets under management in the Alternative and Equity asset classes. The Fixed Income asset class also experienced growth from investment performance and net client cash flows. On a geographic basis, our investments in new Affiliates and investment performance increased our Domestic assets under management, while Emerging Markets and Global assets under management increased primarily from investment performance and net client cash flows.
Assets under Management by Operating Segment
The following table presents changes in our Affiliates' reported assets under management by operating segment (which are also referred to as distribution channels).

Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
June 30, 2014	$344.3	$185.4	$77.1	$606.8
Client cash inflows	13.5	9.7	2.4	25.6
Client cash outflows	(7.5)	(11.2)	(1.9)	(20.6)
Net client cash flows	6.0	(1.5)	0.5	5.0
Investment performance	(8.1)	(4.6)	(2.9)	(15.6)
Other(1)	3.3	—	(0.0)	3.3
September 30, 2014	$345.5	$179.3	$74.7	$599.5

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2013	$300.6	$169.4	$67.3	$537.3
Client cash inflows	37.2	31.9	7.6	76.7
Client cash outflows	(22.1)	(29.5)	(6.3)	(57.9)
Net client cash flows	15.1	2.4	1.3	18.8
New Investments	18.6	3.7	4.1	26.4
Investment performance	8.3	3.8	2.0	14.1
Other(1)	2.9	—	(0.0)	2.9
September 30, 2014	$345.5	$179.3	$74.7	$599.5
_______________________________________________________

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not significant to our ongoing results.

The net flows for the nine months ended September 30, 2014 occurred across a broad range of product offerings in each of our distribution channels, with no individual cash inflow or outflow having a significant impact on our revenue or expenses.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2013	2014	% Change	2013	2014	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$280.5	$346.9	24%	$270.7	$327.1	21%
Mutual Fund	151.2	182.2	21%	140.0	177.0	26%
High Net Worth	62.0	75.2	21%	59.7	72.4	21%
Total	$493.7	$604.3	22%	$470.4	$576.5	23%
Consolidated Affiliates
Institutional	$168.6	$192.4	14%	$166.5	$186.3	12%
Mutual Fund	120.2	145.1	21%	111.9	140.5	26%
High Net Worth	49.3	59.9	22%	48.3	56.5	17%
Total	$338.1	$397.4	18%	$326.7	$383.3	17%
Revenue
Institutional	$229.1	$256.1	12%	$694.6	$766.2	10%
Mutual Fund	268.0	319.6	19%	741.5	921.5	24%
High Net Worth	54.5	64.6	19%	158.7	182.0	15%
Total	$551.6	$640.3	16%	$1,594.8	$1,869.7	17%
Net income (controlling interest)(1)
Institutional	$39.8	$46.3	16%	$114.6	$131.8	15%
Mutual Fund	27.8	48.1	73%	67.2	123.1	83%
High Net Worth	7.6	9.9	30%	20.5	26.6	30%
Total	$75.2	$104.3	39%	$202.3	$281.5	39%
EBITDA (controlling interest)(2)
Institutional	$90.9	$109.4	20%	$291.3	$320.9	10%
Mutual Fund	62.4	86.9	39%	177.8	239.9	35%
High Net Worth	17.1	21.8	27%	49.3	61.1	24%
Total	$170.4	$218.1	28%	$518.4	$621.9	20%
___________________________________________________________

(1)
During the first half of 2013, we recognized a loss totaling $10.3 million (all of which was attributable to controlling interest) related to certain of our contingent payment arrangements. The loss was allocated $9.6 million and $0.7 million to our Mutual Fund and High Net Worth channels, respectively. During the nine months ended September 30, 2014, there were no adjustments to our contingent payment arrangements.

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
Our revenue increased $88.7 million (or 16%) and $274.9 million (or 17%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, net client cash flows and our 2014 investments in new Affiliates.
Changes in contractual fee rates did not have a significant impact on our results.
The following discusses the changes in our revenue by operating segments.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $27.0 million (or 12%) and $71.6 million (or 10%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, net client cash flows and our 2014 investments in new Affiliates.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $51.6 million (or 19%) and $180.0 million (or 24%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, net client cash flows and our 2014 investments in new Affiliates.
High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $10.1 million (or 19%) and $23.3 million (or 15%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively, primarily from an increase in average assets under management from our consolidated Affiliates. The increase in average assets under management resulted principally from investment performance, net client cash flows and our 2014 investments in new Affiliates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2013	2014		2013	2014
Compensation and related expenses	$229.8	$258.1	12%	$679.7	$766.5	13%
Selling, general and administrative	106.4	114.4	8%	298.2	359.5	21%
Intangible amortization and impairments	32.7	28.7	(12)%	98.1	84.2	(14)%
Depreciation and other amortization	3.4	4.5	32%	10.3	12.3	19%
Other operating expenses	10.2	10.4	2%	27.5	30.6	11%
Total operating expenses	$382.5	$416.1	9%	$1,113.8	$1,253.1	13%
A substantial portion of our operating expenses, including compensation expense, was incurred by our Affiliates, the majority of which was incurred by Affiliates with revenue sharing arrangements.

Compensation and related expenses increased $28.3 million (or 12%) and $86.8 million (or 13%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively. These increases were primarily a result of increases in compensation expense at our Affiliates of $25.6 million and $72.7 million in the three and nine months ended September 30, 2014, respectively. In the nine months ended September 30, 2014, these increases were also the result of an increase in Affiliate equity expense primarily attributable to the non-controlling interests.
Selling, general and administrative expenses increased $8.0 million (or 8%) and $61.3 million (or 21%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively. These increases resulted primarily from increases in sub-advisory and distribution expenses attributable to increases in assets under management at our Affiliates in the Mutual Fund distribution channel. In the nine months ended September 30, 2014, this increase was also attributable to increases in acquisition-related professional fees.
Intangible amortization and impairments decreased $4.0 million (or 12%) and $13.9 million (or 14%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively. These decreases, primarily the result of certain assets being fully amortized in 2013, were partially offset by the impact of amortization resulting from 2014 investments in new Affiliates.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2014	% Change	2013	2014	% Change
Equity method earnings	$44.5	$57.4	29%	$152.1	$172.6	13%
Equity method amortization	10.4	7.3	(30)%	31.1	20.0	(36)%
Income from equity method investments	$34.1	$50.1	47%	$121.0	$152.6	26%
Equity method earnings increased $12.9 million (or 29%) and $20.5 million (or 13%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively. These increases were the result of higher revenue from increases in average assets under management, as well as our 2014 investment in a new Affiliate. The increase in the nine months ended September 30, 2014 was partially offset by a decline in performance fees earned in 2014 as compared to 2013. Equity method amortization decreased $3.1 million (or 30%) and $11.1 million (or 36%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively. These decreases were primarily the result of certain assets being fully amortized in 2013.
Other Income Statement Data
The following table summarizes other income statement data:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2014	% Change	2013	2014	% Change
Investment and other income	$8.0	$2.6	(68)%	$20.0	$19.2	(4)%
Interest expense	19.9	19.0	(5)%	68.5	56.7	(17)%
Imputed interest and contingent payment arrangements	3.9	2.8	(28)%	26.5	27.6	4%
Income tax expense	31.0	64.1	107%	106.6	174.7	64%
Investment and other income decreased $5.4 million (or 68%) and $0.8 million (or 4%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, principally as a result of decreases in Affiliate investment earnings.
Interest expense decreased $0.9 million (or 5%) and $11.8 million (or 17%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, principally as a result of the settlement of our 2006 junior convertible securities ($3.8 million and $10.6 million, respectively,) as well as the settlement of our 2008 senior convertible securities ($1.9 million and $13.2 million, respectively). This decrease was partially offset by the interest expense on our 4.25% senior notes due 2024 (the "2024 senior notes") issued in February 2014.
Imputed interest and contingent payment arrangements decreased $1.1 million (or 28%) in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease was primarily a result of a $1.8 million decrease from the settlement of our 2008 senior convertible securities in the three months ended September 30, 2013, which did not reoccur in the three months ended September 30, 2014. Imputed interest and contingent payment arrangements increased $1.1 million (or 4%) in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily a result of an $18.8 million increase in imputed interest expense from the settlement of our 2006 junior convertible securities, partially offset by a $10.3 million loss on the revaluation of our contingent payment arrangements and a decrease in imputed interest from the settlement of our 2008 senior convertible securities in the nine months ended September 30, 2013, which did not reoccur in the nine months ended September 30, 2014.
Income taxes increased $33.1 million (or 107%) and $68.1 million (or 64%) in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, respectively. These increases were primarily as a result of an increase in pre-tax earnings and a benefit from a 2013 United Kingdom tax rate change that did not reoccur in 2014.
Net Income
The following table summarizes Net income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2014	% Change	2013	2014	% Change
Net income	$156.4	$191.0	22%	$420.4	$529.4	26%
Net income (non-controlling interests)	81.2	86.7	7%	218.1	247.9	14%
Net income (controlling interest)	75.2	104.3	39%	202.3	281.5	39%
Net income increased $34.6 million (or 22%) and $109.0 million (or 26%) in the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, respectively. These increases were a result of an increase in operating income (resulting from the previously discussed changes in revenue and operating expenses) as well as an increase in equity method income, partially offset by an increase in income tax expense.
Liquidity and Capital Resources
During the nine months ended September 30, 2014, we met our cash requirements primarily through cash generated by operating activities and the issuance of the 2024 senior notes. Our principal uses of cash were to repay senior bank debt, make distributions to Affiliate partners, make investments in new Affiliates and repurchase shares of our common stock.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, payment of principal and interest on outstanding debt, share repurchases and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our senior unsecured revolving credit facility (the "credit facility") and proceeds from any forward equity transactions, will be sufficient to support our cash flow needs for the foreseeable future.

(in millions)	December 31, 2013	September 30, 2014
Cash and cash equivalents	$469.6	$560.2

(in millions)	For the Nine Months Ended September 30,
Cash Flow Data	2013	2014
Operating cash flow	$747.6	$1,030.4
Investing cash flow	(43.8)	(551.0)
Financing cash flow	(611.6)	(385.5)

Operating Cash Flow
Net cash flow from operating activities increased $282.8 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily the result of an increase in net income of $109.0 million and distributions received from equity method investments of $128.2 million, as well as a decrease in receivables of $30.3 million.
Investing Cash Flow
Net cash flow used in investing activities increased $507.2 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in investments in Affiliates of $508.1 million.
Financing Cash Flow
Net cash flow used in financing activities decreased $226.1 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily the result of an increase in net borrowings of senior debt in the nine months ended September 30, 2014 of $512.2 million, partially offset by an increase in distributions to non-controlling interests of $249.7 million.
We used available cash and borrowings under our credit facility to finance our 2014 investments in new Affiliates.
The following table summarizes certain other financial data relating to our liquidity and capital resources:

(in millions)	December 31, 2013	September 30, 2014
Senior bank debt	$525.0	$250.0
Senior notes	340.0	736.7
Convertible securities	518.7	302.6
Senior Bank Debt
We have a $1.25 billion credit facility which matures in April 2018. As of September 30, 2014, there were no outstanding borrowings.
On April 15, 2014, we entered into a $250.0 million five-year senior unsecured term loan. We pay interest at specified rates (based on either the LIBOR rate or the prime rate as in effect from time to time). The proceeds were used to repay existing borrowings under our credit facility. Subject to certain conditions, we may borrow up to an additional $100.0 million.
The credit facility and term loan contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, fundamental corporate changes and certain customary events of default. We were in compliance with all terms of both our credit facility and term loan. We could borrow all remaining capacity and continue to be in compliance.
We are rated BBB by both Standard & Poor's and Fitch rating agencies. With the exception of a 0.25% increase in the borrowing rate under our credit facility and term loan, a downgrade of our credit rating would have no direct financial effect on any of our agreements or securities (or otherwise trigger a default).
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
Forward Equity
Under a forward equity agreement, we may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, we net settled $77.0 million notional amount of forward equity contracts at an average share price of $185.56. During the first half of 2014, we net settled $70.2 million notional amount of forward equity contracts at an average share price of $198.71. We have $252.8 million million remaining notional amount that we may elect to sell under the forward equity agreement.
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
Commitments
We have committed to co-invest in certain investment partnerships. As of September 30, 2014, these unfunded commitments totaled approximately $70.6 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $23.8 million of these commitments if they are called.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $524.1 million through 2017. In 2014, we do not expect to make any payments to settle these contingent arrangements.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). The maximum number of shares that may be repurchased under outstanding programs is approximately 2.0 million. The timing and amount of repurchases are determined at the discretion of management. There were approximately 0.3 million shares repurchased during the nine months ended September 30, 2014 at an average price per share of $206.81.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2014. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Contractual Obligations
Senior bank debt	$250.0	$—	$—	$—	$250.0
Senior notes	1,330.7	13.5	74.2	74.2	1,168.8
Junior convertible securities	946.6	5.5	44.4	44.4	852.3
Leases	193.3	9.2	57.9	44.4	81.8
Other liabilities(1)	27.0	27.0	—	—	—
Derivative instruments	3.6	1.3	2.0	0.3	—
Total contractual obligations	$2,751.2	$56.5	$178.5	$163.3	$2,352.9
Contingent Obligations
Contingent payment obligations(2)	$276.0	$—	$188.7	$87.3	$—
___________________________________________________________

(1)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $19.4 million and $70.6 million as of September 30, 2014, respectively), as we cannot predict when such obligations will be paid.

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
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2014. Please refer to Item 7A in our 2013 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1-31, 2014	—	$—	—	2,203,749
August 1-31, 2014	143,691	203.52	143,691	2,060,058
September 1-30, 2014	106,309	211.25	106,309	1,953,749
Total	250,000	206.81	250,000
__________________________________________________________
In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. The Company repurchased approximately 0.3 million shares during the three months ended September 30, 2014. As of September 30, 2014, approximately 2.0 million shares remain available for repurchase under these programs, which do not expire. Purchases may be made from time to time, at management's discretion.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 6, 2014	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Equity for the nine month period ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements.

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