Form 10-K
period 2014-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2015-02-23
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
777 South Flagler Drive, West Palm Beach, Florida, 33401 (Address of principal executive offices)
(800) 345-1100
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $205.40 on that date on the New York Stock Exchange, was $11,317,162,064. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 54,895,148 shares of the registrant's common stock outstanding on February 18, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 15, 2015 are incorporated by reference into Part III.

FORM 10-K

i

PART I
Forward-Looking Statements
When used in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer, the words or phrases "are expected to," "will continue," "is anticipated," "may," "intends," "believes," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption "Item 1A. Risk Factors."
These factors (among others) could affect our financial performance and cause actual results to differ materially from historical earnings and those presently anticipated and projected. We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 1.	Business
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our "Affiliates." We pursue a growth strategy designed to generate shareholder value through the growth of our existing Affiliates, as well as through additional investments in boutique investment management firms. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations.
We hold meaningful equity interests in each of our Affiliates. The remaining equity interests are retained by management of the Affiliate, thereby aligning our interests and enabling management to continue to participate in the Affiliate's long-term future growth. Our innovative investment approach provides a degree of liquidity and diversification to principal owners of boutique investment management firms, and also addresses the succession and ownership transition issues facing many founders and principal owners. Our partnership approach also ensures that our Affiliates maintain operational autonomy in managing their businesses, thereby preserving the Affiliate's entrepreneurial culture and independence. In particular, our structures are designed to:

•	maintain and enhance Affiliate management equity incentives directly in their own firms;

•	preserve each Affiliate's distinct culture, investment focus and operational autonomy; and

•	provide Affiliates with access to the resources and scale of a global asset management company in areas such as global distribution, operations, compliance and technology.
Although we invest in boutique investment management firms that we anticipate will grow independently and without our assistance, we are committed to helping Affiliates identify opportunities for growth and leverage the benefits of economies of scale.
We believe that substantial opportunities to make investments in additional high-quality boutique investment management firms will continue to arise as their founders seek to institutionalize their businesses through broader equity ownership, or approach retirement age and begin to plan for succession. We identify the highest quality boutiques based on our thorough understanding of the asset management industry and have developed long-term relationships with a significant number of these firms. Within our target universe, we seek the strongest and most stable boutiques with the best growth prospects, especially with respect to the growth potential for their product area(s) of focus, such as global and emerging markets equities and alternative strategies. These boutiques are typically characterized by a strong multi-generational management team with focused investment discipline, entrepreneurial culture and a commitment to building longer-term success, and by a diverse set of products sold across multiple distribution channels. We are focused on investing in the highest quality boutique investment management firms globally, including traditional, alternative and wealth management firms, specializing in an array of investment styles and asset classes. We anticipate that we will have significant additional investment opportunities across the global asset management industry, most often in independent boutique investment management firms, but also including the potential for investments resulting from subsidiary divestitures, secondary sales and other special situations.
Investment Management Operations

As of December 31, 2014, we managed $620.2 billion in assets through our Affiliates ($626 billion including a pending investment) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. We believe that our diversification across distribution channels, Affiliates, asset classes, investment styles and geographies helps to mitigate our exposure to the risks created by changing market environments.
A summary of selected financial data attributable to our operations for each distribution channel is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Institutional Distribution Channel
Through our Affiliates, we manage assets for large institutional investors world-wide including sovereign wealth funds, foundations, endowments, and retirement plans for corporations and municipalities.
Our institutional investment services and products are distributed by sales and marketing professionals developing new institutional business through direct sales efforts and established relationships with pension consultants around the world. Our global distribution platform operates in key markets to extend the reach of our Affiliates' own business development efforts, including offices in Sydney, serving institutional investors in Australia and New Zealand; London and Zurich, serving institutional investors in the United Kingdom and continental Europe; Dubai, serving institutional investors in the Middle East; and Hong Kong, serving institutional investors in Asia. Our efforts are designed to provide our Affiliates with the necessary resources and expertise to ensure that their products and services are responsive to the evolving demands of the global marketplace. Our Affiliates currently manage assets for non-U.S. clients in more than 50 countries, including all major developed markets.
Mutual Fund Distribution Channel
Through our Affiliates, we provide advisory or sub-advisory services to mutual funds, UCITS and other retail-oriented products. These funds are distributed globally to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.
Through AMG Funds, our U.S. retail distribution platform, we provide access to the U.S. mutual fund wholesale distribution channel and wrap sponsor platforms, and provide our Affiliates with a single point of contact for retail intermediaries such as banks, brokerage firms and other sponsored platforms.
High Net Worth Distribution Channel
Through our Affiliates, we provide advisory services to ultra-high net worth individuals and family trusts. Direct services to these clients include customized investment counseling, investment management and fiduciary services. AMG Wealth Partners extends and tailors our innovative partnership approach to equity investments in ultra-high net worth wealth management firms.
Also through our Affiliates, we provide advisory services to high net worth individuals through managed account relationships with intermediaries such as brokerage firms and, through our global distribution platform, we provide our Affiliates with enhanced managed account distribution and administration capabilities to individual managed account clients.
Diversification of Assets under Management
The following table provides information regarding the composition of our assets under management:

	December 31, 2012		December 31, 2013		December 31, 2014
(in billions)	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total	Assets under Management	Percentage of Total
Distribution Channels
Institutional	$254.3	59%	$300.6	56%	$355.6	57%
Mutual Fund	121.9	28%	169.4	32%	188.4	31%
High Net Worth	55.6	13%	67.3	12%	76.2	12%
Total	$431.8	100%	$537.3	100%	$620.2	100%
Asset Class
Equity(1)	$271.2	63%	$351.8	65%	$390.4	63%
Alternative(2)	105.1	24%	128.4	24%	171.2	28%
Fixed Income	55.5	13%	57.1	11%	58.6	9%
Total	$431.8	100%	$537.3	100%	$620.2	100%
Geography(3)
Global	$226.3	52%	$278.8	52%	$324.2	52%
Domestic	154.2	36%	202.0	38%	234.7	38%
Emerging Markets	51.3	12%	56.5	10%	61.3	10%
Total	$431.8	100%	$537.3	100%	$620.2	100%
_______________________________________________________________________________

(1)	The Equity asset class includes equity, balanced and asset allocation products.

(2)	The Alternative asset class includes private equity, multi-strategy, market neutral equity and hedge products.

(3)	The Geography of a particular investment product describes the general location of its investment holdings.
Our Structure and Relationship with Affiliates
We establish and maintain long-term partnerships with our Affiliates, believing that Affiliate equity ownership (along with AMG's ownership) aligns our interests and provides a powerful incentive for the principal owners of our Affiliates to continue to grow their businesses. Our partnership approach allows for the principal owners of our Affiliates to retain equity sufficient to address their particular needs and to maintain operational autonomy in managing their businesses, thereby preserving their entrepreneurial culture and independence. Although the equity structure of each investment is tailored to meet the needs of a particular Affiliate, in all cases we maintain a meaningful equity interest in the firm, with the remaining equity interests retained by Affiliate management.
The contractual structures of our investments vary from Affiliate to Affiliate, reflecting our tailored partnership approach.  Where we own a majority of the equity interests of a firm, we typically use structures referred to as revenue sharing arrangements where a percentage of revenue is allocable to fund operating expenses, including compensation (the "Operating Allocation"), while the remaining revenue (the "Owners' Allocation") is allocable to us and Affiliate management. In other revenue sharing arrangements, we own a minority interest that allocates a percentage of the Affiliate's revenue to us, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions to the other owners. Under our revenue sharing arrangements, our contractual share of revenue generally has priority over allocations to Affiliate management. Certain of our Affiliates operate under profit-based arrangements through which we receive a share of profits as cash flow, rather than a percentage of revenue through a typical revenue sharing agreement. As a result, we participate in increases or decreases in the margin of such firms. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the Affiliate's growth strategy.
Many of our operating agreements provide Affiliate management with conditional rights ("put rights") that enable them to gradually sell their retained equity interests to us at certain intervals over time. These agreements also provide us conditional rights that require Affiliate management to sell their equity interests to us ("call rights"). These rights enhance our ability to keep our ownership within a desired range and provide Affiliate management with sufficient incentives to grow and improve their business and create equity value for themselves. These conditional rights help facilitate our ability to provide equity ownership opportunities in our Affiliates to a broader group of management. In cases where we own a minority interest, we don't typically have such put and call arrangements.
When we own a majority of the equity interests of a firm, we consolidate the Affiliate's results. When we hold a minority investment, we generally use the equity method of accounting. Consistent with the equity method of accounting, we do not consolidate the operating results (including the revenue) of these Affiliates and, therefore, increases or decreases in these firms' assets under management and the resulting changes in advisory fees and performance fees will not affect our reported revenue.
Investments in Affiliates
Our target investment universe includes more than 1,800 investment management firms globally, and we have established long-term relationships with approximately 800 of these firms and continue to develop new relationships with additional firms. With our track record of successful partnership, we are uniquely positioned to execute on a diverse opportunity set, including a broad array of traditional, alternative and wealth management firms. We believe that demographic trends will continue to create a number of succession planning opportunities as the founders of independent firms recognize the need for partnership transition, or otherwise seek a degree of financial diversification and access to the resources and scale of a global asset management company to pursue their growth strategy. In addition, we believe alternative firms will continue to seek institutional partnerships and liquidity, thereby creating a number of opportunities for minority investments. Finally, we expect that transaction opportunities will continue to include the potential for investments resulting from subsidiary divestitures, secondary sales and other special situations.
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
Competition
In each of our three principal distribution channels, we and our Affiliates compete with a large number of other domestic and foreign investment management firms, as well as subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management and many offer an even broader array of investment products and services. Since certain Affiliates are active in the same distribution channels, from time to time they compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms to compete with our Affiliates, especially in the Institutional distribution channel. We believe that the most important factors affecting our ability to compete for clients in our three principal distribution channels are the:

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
We compete with a number of acquirers of investment management firms, including other investment management companies, private equity firms, sovereign wealth funds and larger financial organizations. We believe that important factors affecting our ability to compete for future investments are the:

•
degree to which target firms view our investment model, equity incentive structures and economies of scale as preferable, financially, operationally or otherwise, to acquisition or investment arrangements offered by other potential purchasers; and

•	reputation and performance of our existing and future Affiliates, by which target firms may judge us and our future prospects.
Government Regulation
Our business is subject to complex and extensive regulation by various regulatory authorities in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations or new or revised interpretations or guidance. Global financial regulatory reform initiatives are likely to result in more stringent regulation, and changes in laws or regulations and their application to us (including under the new risk regime established by the Dodd-Frank Wall Street Reform and Consumer Protection Act) could have a material adverse impact on our business, our financial results and mode of operations, and could require that we or our Affiliates incur substantial cost or curtail our operations or investment offerings. Regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates and any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damage, and potentially have an adverse effect on the price of our common stock.

Our U.S. retail distribution platform is comprised of two advisers registered with the U.S. Securities and Exchange Commission (SEC) under the Investment Advisers Act of 1940 (Advisers Act), and they collectively sponsor over 70 U.S. mutual funds registered under the Investment Company Act of 1940 (Investment Company Act) that are managed by Affiliates and unrelated investment managers. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and compliance and disclosure obligations. The Investment Company Act imposes additional obligations on fund advisers, including governance, compliance, reporting and fiduciary obligations relating to the management of mutual funds. Outside of the U.S., Affiliated Managers Group Limited is regulated by the Financial Conduct Authority in the United Kingdom and its branch, AMG Limited (Dubai), is regulated by the Dubai Financial Services Authority. Affiliated Managers Group (Hong Kong) Limited is regulated by the Securities and Futures Commission in Hong Kong, and Affiliated Managers Group Pty Ltd is regulated by the Australian Securities and Investments Commission in Australia. We and our Affiliates may be subject to regulatory capital requirements, including those of federal, state and non-U.S. regulatory agencies. Our and our Affiliates’ regulatory capital, as defined, meets or exceeds all minimum requirements.

Our Affiliates’ investment management operations are also subject to regulation by U.S. and non-U.S. authorities. The majority of our Affiliates are registered as investment advisers under the Advisers Act, and many of our Affiliates are also subject to non-U.S. regulatory oversight. We have Affiliates domiciled in a number of jurisdictions and these Affiliates are subject to extensive regulation under the laws and regulations of governmental authorities in each of these jurisdictions. Our Affiliates also offer their products and services in many countries around the world, and are subject to various requirements relating to such activities. Many of our Affiliates also sponsor registered and unregistered funds in the U.S. and in other jurisdictions, including Guernsey, Ireland, Luxembourg, British Virgin Islands and the Cayman Islands, and are subject to regulatory requirements in those jurisdictions and in the jurisdictions where those funds may be offered. Our Affiliates invest in publicly traded securities of issuers across the globe and are subject to requirements in numerous jurisdictions for reporting of beneficial ownership positions and other requirements. Virtually all aspects of the asset management business, including related sales and distribution activities, are subject to regulation. These laws, rules and regulations are primarily intended to protect the clients of asset managers, and generally grant supervisory agencies and regulatory bodies broad administrative powers, including the power to limit or restrict an investment adviser from conducting its business in the event of a failure to comply with such laws and regulations, to suspend registered employees and to invoke censures or fines for both the regulated business and its employees.

We and our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and related regulations, with respect to their retirement plan clients. ERISA imposes duties on persons who are fiduciaries under ERISA, and prohibits certain transactions involving related parties to a retirement plan. The Department of Labor administers ERISA and regulates investment advisers who service retirement plan clients.

We and certain of our Affiliates are also regulated by the Commodity Futures Trading Commission with respect to the management of mutual funds and other products that utilize futures, swaps or other derivative products.

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
Employees and Corporate Organization
As of December 31, 2014, we and our Affiliates had approximately 2,900 employees, the substantial majority of which were full-time. Neither we nor any of our Affiliates is subject to any collective bargaining agreements, and we believe that our labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.
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
We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our business. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
Our financial results depend on investment management fees received by our Affiliates, which are impacted by market returns and investment performance.
Investment management fees are typically based on the market value of assets under management, and fees will be adversely affected by declines in the capital markets and in the equity markets in particular. Some of our Affiliates are paid fees based on investment performance on an absolute basis or relative to a benchmark and, as such, are directly dependent upon investment results which may vary substantially from year to year. Unfavorable market performance and volatility in the capital markets or in the prices of specific securities may impact the ability to market Affiliate products and services and reduce our Affiliates' assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our results of operations and financial condition. These factors may also impact our ability to market the products and services available through our U.S. retail distribution platform, which in turn may adversely affect the fees payable to us and impact our financial results. Additionally, global economic conditions, exacerbated by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters or other factors that are difficult to predict affect equity markets and levels of our assets under management. Because our assets under management are largely concentrated in equity products, our financial results are particularly susceptible to downturns in the equity markets, or a decline in the assets invested in the equity markets.
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
Our financial results would be adversely affected by any reduction in our assets under management, and may be impacted by changes in the relative levels of assets under management among our Affiliates.
Investment management fees are primarily based on a percentage of the value of assets under management, and vary with the nature of the account or product managed. Any decrease in the level of our assets under management generally, as a result of either a decline in market value of such assets or net outflows, would reduce our revenue and profitability. Our Affiliates represent a diverse group of boutique investment management firms with predominantly actively managed products, and changes in investor risk tolerance or investment preferences could result in investor allocation away from products managed by our Affiliates or adversely impact their ability to maintain existing advisory relationships and fee structures. Additionally, our contractual revenue sharing arrangements with our Affiliates are tailored to meet the needs of each Affiliate and are therefore varied, and our revenue and profitability may be adversely affected by changes in the relative performance and the relative levels of assets under management among our Affiliates, independent of overall effective fee rates and our total level of assets under management. Fluctuations in the amount and mix of our assets under management may be attributable in part to market conditions outside of our control. Any decrease in the level of our assets under management or adverse changes in the mix among our Affiliates could negatively impact our financial condition and results of operations.
Historically, equity markets and our common stock have been volatile.
The market price of our common stock historically has experienced and may continue to experience volatility, and the broader equity markets have experienced and may again experience significant price and volume fluctuations. In addition, our announcements of our quarterly operating results, including changes in net client cash flows and aggregate assets under management, changes in general conditions in the economy or the financial markets and other developments affecting us, our Affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.
If our reputation is harmed, we could suffer losses in our business and financial results.

Our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders. Our reputation is critical to our business and is vulnerable to threats that may be difficult or impossible to control, and costly or impossible to remediate. For example, failure to comply with applicable laws, rules or regulations, errors in our public reports or litigation, or the publicity surrounding these events, even if satisfactorily addressed, could adversely impact our reputation, our relationships with our Affiliates and our ability to negotiate agreements with boutique investment management firms, as well as negatively impact our financial results.
Our business is highly regulated.
Our business is subject to extensive regulation by various regulatory and self-regulatory authorities in jurisdictions around the world, as detailed in “Government Regulation” in Item 1. These laws and regulations impose requirements, restrictions and limitations on our and our Affiliates' businesses and compliance with these laws and regulations results in significant cost and expense. If we or any of our Affiliates were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and result in increased costs even if we (or our Affiliates) were found not to have violated such laws, rules or regulations. Our failure or the failure of any Affiliate to satisfy regulatory requirements could subject us to civil liability, criminal liability or sanctions that might materially impact our or our Affiliate's business. As investment advisers, our Affiliates are subject to numerous obligations, fiduciary duties and other regulatory requirements, where non-compliance could result in censure or termination of adviser status, litigation or reputational harm, any of which could have an adverse effect on our stock price and results of operations.
Proposals in the U.S. and the European Union have called for more stringent regulation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur that could adversely affect our business, our access to capital and the market for our common stock.
Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, can occur without notice and could have a material adverse impact on our financial results and mode of operations. In the U.S., regulatory uncertainty continues to surround the Dodd-Frank Wall Street Reform and Consumer Protection Act, which represented a comprehensive overhaul of the financial services regulatory environment and requires federal agencies to implement numerous new rules, which may impose additional restrictions and limitations on our and our Affiliates' businesses as they are adopted. In the United Kingdom and Europe, our business may be impacted by financial services reform initiatives enacted or under consideration in the European Union. Compliance with these new laws and regulations may also result in increased compliance costs and expenses, and non-compliance may result in fines and penalties.
Our international operations are subject to foreign risks, including political, regulatory, economic and currency risks.
We and some of our Affiliates operate offices or advise clients outside of the U.S., and several Affiliates are based outside the U.S. Accordingly, we and our Affiliates that have non-U.S. operations are subject to risks inherent in doing business internationally, in addition to the risks our business faces more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. In addition, we and certain of our Affiliates are required to maintain minimum levels of capital and such capital requirements may be increased from time-to-time, which may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of distributions to us by these Affiliates. These or other risks related to our non-U.S. operations may have an adverse effect both on our Affiliates and on our consolidated business, financial condition and results of operations.
Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any jurisdiction outside of the U.S. could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations. Regulators in jurisdictions outside of the U.S. could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products and services in their respective markets, or we may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside of the U.S. and are subject to ongoing tax audits in such jurisdictions and may be subject to future tax audits. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, tax authorities may disagree with certain positions we have taken and assess additional taxes and/or penalties and interest. There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals in the U.S. and the European Union have called for additional taxation of the financial services industry and proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and have a significant impact on our future results of operations and financial condition.
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
Some of our Affiliates are partnerships or limited liability companies of which we, or entities controlled by us, are the general partner or managing member. Consequently, to the extent that any of these majority-owned Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment in excess of available insurance coverage could have a material adverse effect on our results of operations and financial condition.
The agreed-upon expense allocation under our revenue sharing arrangements with our Affiliates may not be large enough to pay for all of the respective Affiliate's operating expenses.
Our Affiliates have generally entered into agreements with us under which they have agreed to pay us a specified percentage of their respective revenue, while retaining a percentage of revenue for use in paying that Affiliate's operating expenses. We may not anticipate and reflect in those agreements possible changes in the revenue and expense base of any Affiliate, and the agreed-upon expense allocation may not be large enough to pay for all of an Affiliate's operating expenses. We may elect to defer the receipt of our share of an Affiliate's revenue to permit the Affiliate to fund such operating expenses, or we may restructure our relationship with an Affiliate with the aim of maximizing the long-term benefits to us, but we cannot be certain that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship may have an adverse effect on our near-term or long-term results of operations and financial condition.
At our profit-based Affiliates, we have direct exposure to fluctuations in operating expenses relative to revenues.

We typically structure our Affiliate investments as revenue sharing arrangements, where a percentage of revenue is allocable to fund operating expenses and the remaining revenue is allocable to us and Affiliate management, with our share generally receiving priority. However, at our profit-based Affiliates, we receive a share of profits as cash flow, rather than a percentage of revenue. As a result, we participate directly in any increase or decrease in the revenue or operating expenses of such firms and our share of profits typically does not receive priority over Affiliate management or expenses. This structure allows us to benefit from any margin expansion at these Affiliates, but also exposes us directly to any margin contraction, which we may not anticipate and which could be significant.

Our industry is highly competitive.

Through our Affiliates, we compete with a broad range of domestic and foreign investment management firms, including public and private investment advisors, firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds and other entities that serve our three principal distribution channels, many of whom have greater resources. This competition may reduce the fees that our Affiliates can obtain for their services. We believe that our Affiliates' ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates' products, investment performance, reputations, and client-servicing capabilities, and the marketing and distribution of their investment products, among other factors. See "Competition" in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates also compete with each other for clients.

The market for acquisitions of interests in boutique investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies and investment management firms, which may have significantly greater resources than we do, also invest in or buy boutique investment management firms. Further, we utilize a structure with our Affiliates that is designed to provide appropriate incentives for management owners while enabling us to protect our interests, including through revenue sharing arrangements and through long-term employment agreements with key members of the firm. Target investment management firms may prefer investments in their firms under terms and structures offered by our competitors. We cannot guarantee that we will be able to compete effectively with such companies, that new competitors will not enter the market or that such competition will not make it more difficult or not feasible for us to make new investments in boutique investment management firms.
The failure to consummate announced investments in new boutique investment management firms could have an adverse effect on our operating results and financial condition.
Consummation of our acquisition transactions is generally subject to a number of closing conditions, contingencies and approvals, including but not limited to obtaining certain consents of the boutique investment management firms' clients. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock to the extent that the then-current market price reflects a market assumption that we will complete the announced transaction. In addition, the fact that a transaction did not close after we announced it publicly may negatively affect our ability and prospects to consummate transactions in the future. Finally, we must pay costs related to these transactions, including legal and accounting fees, even if the transactions are not completed, which may have an adverse effect on our results of operations and financial condition.
We expect that we will need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new and existing Affiliate boutique investment management firms may require additional capital. In addition, we are contingently liable to make additional purchase payments (of up to $276.0 million through 2017) upon the achievement of specified financial targets in connection with certain of our prior acquisitions. As of December 31, 2014, we expected to make payments of $75.0 million ($17.5 million in 2015) to settle obligations related to consolidated Affiliates and may make payments of up to $201.0 million related to the Company's equity method investments. Subject to certain limitations, Affiliate partners have the conditional right to put equity interests to us over time. Because these obligations are conditional and dependent upon the individual equity-holder’s decision to sell their equity, it is difficult to predict the frequency and magnitude of these repurchases (our Redeemable non-controlling interests balance at December 31, 2014 was $645.5 million). These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.
As of December 31, 2014, we had outstanding total debt of $1.9 billion. Our level of indebtedness may increase if we fund one or more future acquisitions through borrowings under our credit facility. This additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and will require us to dedicate a greater portion of our cash flow from operations to payments on our indebtedness.
The financing activities described above could increase our interest expense, decrease our Net income (controlling interest) or dilute the interests of our existing stockholders. In addition, our access to further capital, and the cost of capital we are able to access, is influenced by our credit rating. We have received credit ratings of A3 and BBB+ from Moody's Investors Service and Standard & Poor's Ratings Services, respectively. The rating agencies could decide to downgrade our ratings or the entire investment management industry, thereby making it difficult to access capital markets. In addition, a reduction in our credit rating could increase our borrowing costs.
Our credit facility imposes certain financial and other covenants relating to the conduct of our business and, if amounts borrowed under it were subject to accelerated repayment, we may not have sufficient assets or liquidity to repay such amounts in full.

Our credit facility requires us to maintain specified financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. Our credit facility also contains customary affirmative operating covenants and negative covenants that, among other things, place certain limitations on our and our subsidiaries’ ability to incur debt, merge or transfer assets and on our ability to create liens. The breach of any covenant (either due to our actions or due to a significant and prolonged market-driven decline in our operating results) could result in a default under the credit facility. In the event of any such default, lenders that are party to the credit facility could refuse to make further extensions of credit to us and require all amounts borrowed under the credit facility, together with accrued interest and other fees, to be immediately due and payable. If any indebtedness under the credit facility were subject to accelerated repayment, we might not have sufficient liquid assets to repay such indebtedness in full.
We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations.
At December 31, 2014, our total assets were $7.7 billion, of which $4.4 billion were intangible assets, and $1.8 billion were Equity investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will ever realize the value of such intangible assets. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our results of operations.
We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.
We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities for us. We do not have employment agreements with our executive officers, although each has a significant equity interest in the Company and is subject to non-solicitation and non-competitive restrictions that may be triggered upon their departure. However, there is no guarantee that these officers will remain with the Company.
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
Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate, and operational risk could adversely affect our reputation and financial position.

We have adopted various controls, procedures, policies and systems to monitor and manage risk in our business. While we currently believe that our operational controls are effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external risks in our various businesses. Furthermore, we may have errors in our business processes or fail to implement proper procedures in our operating businesses, which may expose us to risk of financial loss or failure to comply with a regulatory requirement. We are also subject to the risk that our employees or contractors, the employees or contractors of our Affiliates, or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our and our Affiliates’ controls, policies and procedures. The financial and reputational impact of control failures can be significant.

In addition, our businesses and the markets in which we operate are continuously evolving. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our and our Affiliates’ businesses, counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations.
Provisions in our organizational documents, Delaware law and our debt agreements could delay or prevent a change in control of our company.
Provisions in our charter and by-laws and anti-takeover provisions under Delaware law could discourage, delay or prevent an unsolicited change in control in the Company. These provisions may also have the effect of making it more difficult for third parties to replace our current management without the consent of our Board of Directors. Provisions in our charter and by-laws that could delay or prevent an unsolicited change in control include:

•	the ability of our Board of Directors to issue preferred stock and to determine the terms, rights and preferences of the preferred stock without stockholder approval; and

•	the prohibition on the right of stockholders to call meetings or act by written consent and limitations on the right of stockholders to present proposals or make nominations at stockholder meetings.

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, our credit facility, the term loan and the indentures governing our senior notes contain various covenants that limit our ability, among other things, to consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. Further, given our partnership approach, which is designed to preserve our Affiliates' operational autonomy and independence, a change in control may also be viewed negatively by our Affiliates, impacting their relationship with us.

These anti-takeover provisions and other factors may inhibit a change of control in circumstances that could give our stockholders the opportunity to realize a premium over the market price in our common stock, and may result in negative impacts on our financial results in periods following a change of control.

The sale or issuance of substantial amounts of our common stock could adversely impact the price of our common stock.

The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we have issued securities and entered into contracts including our junior convertible trust preferred securities and forward equity agreements that may result in the issuance of our common stock upon the occurrence of certain events. We also have exercisable options outstanding and unvested restricted stock that have been awarded under our share-based incentive plans. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.
Failure to maintain and properly safeguard an adequate technology infrastructure may limit our growth, result in losses or disrupt our business.
Our and our Affiliates' businesses are reliant upon our financial, accounting and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisors, vendors and other third parties. The failure to implement, maintain and safeguard an infrastructure commensurate with the size and scope of our business could impede our productivity and growth, which could adversely impact our financial condition and results of operations. Further, we rely on third parties for certain aspects of our business, including financial intermediaries and technology infrastructure and service providers, and these parties are also susceptible to similar risks.
Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to cyber attacks, breaches, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. If any such events occur, it could jeopardize our or our Affiliates', as well as our or their clients', employees', or counterparties' confidential, proprietary and other sensitive information processed and stored in, and transmitted through, our or third party computer systems, networks and mobile devices, or otherwise cause interruptions or malfunctions in our or our Affiliates', as well as our or their clients', employees' or counterparties' operations. Despite our efforts to ensure the integrity of our systems and networks, it is possible that we may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we could experience disruption of our business, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have a material adverse effect on our financial condition and results of operations. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.
Our financial results could be adversely affected by the financial stability of other financial institutions.

We and our Affiliates routinely execute transactions with various counterparties in the financial services industry. Historical market volatility highlights the interconnection of the global markets and demonstrates how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. We and our Affiliates may be exposed to credit, operational or other risk in the event that a counterparty with whom we transact defaults on its obligations, or if there are other unrelated systemic failures in the markets.
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
Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange since January 1, 2013 for the periods indicated.

	High	Low
2013
First quarter	$156.10	$132.98
Second quarter	171.59	142.67
Third quarter	189.43	156.61
Fourth quarter	217.48	181.71
2014
First quarter	$219.39	$180.85
Second quarter	206.19	176.85
Third quarter	214.41	192.34
Fourth quarter	216.49	174.43
The closing price for a share of our common stock as reported on the New York Stock Exchange on February 18, 2015 was $216.63. As of February 18, 2015, there were 20 stockholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
October 1-31, 2014	—	$—	—	1,953,749
November 1-30, 2014	325,031	195.52	325,031	1,628,718
December 1-31, 2014	590,618	208.89	590,618	1,038,100
Total	915,649	204.15	915,649
_______________________________________________________________________________

(1)
In July 2010 and October 2011, the Board of Directors approved share repurchase programs authorizing us to repurchase up to 0.5 million and 2.0 million shares, respectively, of our common stock. We repurchased approximately 0.9 million shares during the three months ended December 31, 2014. As of such date, there were no remaining shares available for repurchase under the July 2010 program and approximately 1.0 million shares remained available for repurchase under the October 2011 program, which does not expire. Purchases may be made from time to time, at management's discretion. We repurchased an additional 0.3 million shares from January 1 through February 18, 2015 and, as of February 18, 2015, approximately 0.7 million shares remained available for repurchase under the October 2011 program.

The following graph compares the cumulative stockholder return on our common stock from December 31, 2009 through December 31, 2014, with the cumulative total return, during the same period, on the Standard & Poor's 500 Index, the Standard & Poor's 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Ameriprise Financial, Inc., BlackRock, Inc., Eaton Vance Corp., Franklin Resources, Inc., Invesco Ltd., Legg Mason, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. (collectively, the "New Peer Group"). Prior to this year, our peer group ("Old Peer Group") also included The Bank of New York Mellon Corp., Northern Trust Corp. and State Street Corp. The peer group was revised this year to return to a focus on asset management companies, and to remove banks and trusts that may not be viewed by shareholders and proxy advisory firms as comparable due to their business model and size. The comparison assumes the investment of $100 on December 31, 2009 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.	Selected Financial Data
Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in millions, except as noted and per share data)	2010	2011	2012	2013	2014
Assets under Management (at period end) (in billions)	$320.0	$327.5	$431.8	$537.3	$620.2
Statement of Income Data
Revenue	$1,358.2	$1,704.8	$1,805.5	$2,188.8	$2,510.9
Net income	287.3	359.6	411.4	669.6	785.6
Net income (controlling interest)	138.6	164.9	174.0	360.5	452.1
Earnings per share (diluted)	2.81	3.11	3.28	6.55	8.01
Other Financial Data
Cash flow from (used in):
Operating activities	$480.7	$708.5	$633.2	$957.1	$1,392.2
Investing activities	(973.8)	(67.7)	(802.3)	(50.3)	(1,268.1)
Financing activities	545.0	(503.8)	146.2	(869.1)	(32.9)
Economic net income (controlling interest)(1)	299.1	351.0	408.8	570.1	644.4
Economic earnings per share(1)	6.09	6.62	7.71	10.31	11.45
EBITDA (controlling interest)(1)	404.4	471.3	543.4	819.9	900.8
Balance Sheet Data
Total assets	$5,279.8	$5,218.9	$6,187.1	$6,318.8	$7,698.1
Long-term debt	1,392.0	1,198.2	1,630.6	1,383.7	1,894.9
Redeemable non-controlling interests	406.3	451.8	477.5	641.9	645.5
Total equity	2,375.3	2,499.6	3,041.4	3,144.6	3,643.2
_______________________________________________________________________________

(1)
Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in "Supplemental Performance Measures."

In the fourth quarter of 2010, we modified our Economic net income (controlling interest) definition to no longer add back Affiliate depreciation to Net income (controlling interest). If we had applied this definition change from the beginning of 2010, Economic net income (controlling interest) would have been $292.3 million and Economic earnings per share would have been $5.95 for the year ended December 31, 2010.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Affiliated Managers Group, Inc. and its subsidiaries (collectively, the “Company” or “AMG”) should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail.
Executive Overview
The following executive overview summarizes the significant trends affecting our results of operations and financial condition. This overview and the remainder of this Management's Discussion and Analysis of Financial Condition and Results of Operations supplements, and should be read in conjunction with, the Consolidated Financial Statements of AMG and the notes thereto contained elsewhere in this Annual Report on Form 10-K.
In 2014, we completed majority investments in SouthernSun Asset Management, LLC ("SouthernSun"), River Road Asset Management, LLC ("River Road") and Veritas Asset Management, LLP ("Veritas").  We also completed a minority investment in EIG Global Energy Partners, LLC ("EIG") as well as an additional investment in our Affiliate, AQR Capital Management, LLC ("AQR"), both of which are accounted for under the equity method of accounting.  Following the close of these transactions, Affiliate partners continue to hold a substantial portion of the equity in their respective businesses and direct its day-to-day operations.
For the year ended December 31, 2014, Net income (controlling interest) was $452.1 million, and Earnings per share (diluted) was $8.01, representing a 22% increase over the prior year. For the year ended December 31, 2013, Net income (controlling interest) was $360.5 million, and Earnings per share (diluted) was $6.55.
For the year ended December 31, 2014, Economic net income (controlling interest) was $644.4 million, Economic earnings per share was $11.45, representing an 11% increase over the prior year, and EBITDA (controlling interest) was $900.8 million. For the year ended December 31, 2013, Economic net income (controlling interest) was $570.1 million, Economic earnings per share was $10.31 and EBITDA (controlling interest) was $819.9 million. Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in "Supplemental Performance Measures."
For the year ended December 31, 2014 our assets under management increased 15% to $620.2 billion. The increase was primarily the result of $43.7 billion from new investments, $21.4 billion from organic growth from net client cash flows and $15.0 billion from investment performance.
The table below shows our financial highlights for each of the past three years:

(in millions, except as noted and per share data)	2012	2013	% Change	2014	% Change
Assets under management (in billions)	$431.8	$537.3	24%	$620.2	15%
Average assets under management (in billions)	381.2	483.8	27%	585.9	21%
Revenue	1,805.5	2,188.8	21%	2,510.9	15%
Net income (controlling interest)	174.0	360.5	107%	452.1	25%
Earnings per share (diluted)	3.28	6.55	100%	8.01	22%
Economic net income (controlling interest)(1)	408.8	570.1	39%	644.4	13%
Economic earnings per share(1)	7.71	10.31	34%	11.45	11%
EBITDA (controlling interest)(1)	543.4	819.9	51%	900.8	10%
_______________________________________________________________________________

(1)
Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in "Supplemental Performance Measures."

Supplemental Performance Measures
Economic Net Income (controlling interest)
As supplemental information, we provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) an important measure of our financial performance, as we believe it best represents our operating performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net income (controlling interest) and Earnings per share (diluted), or any other GAAP measure of financial performance or liquidity.
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of amortization (including equity method amortization) and impairments, deferred taxes related to intangible assets, and other economic items which include non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and reductions or increases in contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
Economic earnings per share represents Economic net income (controlling interest) divided by average shares outstanding (adjusted diluted). In this calculation, the potential share issuance in connection with our convertible securities is measured using a "treasury stock" method. Under this method, only the net number of shares of common stock equal to the value of these securities in excess of par, if any, are deemed to be outstanding. We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of common stock) that occurs when these securities are converted and we are relieved of our debt obligation. This method does not take into account any increase or decrease in our cost of capital in an assumed conversion.
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) for each of the past three years:

(in millions, except per share data)	2012	2013	2014
Net income (controlling interest)	$174.0	$360.5	$452.1
Intangible amortization and impairments(1)	220.9	148.9	121.0
Intangible-related deferred taxes(2)	17.6	38.1	47.8
Other economic items(3)	(3.7)	22.6	23.5
Economic net income (controlling interest)	$408.8	$570.1	$644.4
Average shares outstanding (diluted)	53.0	56.7	58.4
Assumed issuance of junior convertible securities shares	—	(2.0)	(2.2)
Dilutive impact of senior convertible securities shares	—	0.4	—
Dilutive impact of junior convertible securities shares	—	0.2	0.1
Average shares outstanding (adjusted diluted)	53.0	55.3	56.3
Economic earnings per share	$7.71	$10.31	$11.45
_______________________________________________________________________________

(1)
Our reported intangible amortization includes amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income (controlling interest). Further, for our equity method Affiliates, we do not separately report revenue or expenses (including intangible amortization) in our Consolidated Statements of Income. Our share of these Affiliates' amortization is reported in Income from equity method investments. Reported intangible amortization includes a $102.2 million expense in 2012, associated with the reduction in carrying value of an indefinite-lived intangible asset at one of our Affiliates.

The following table summarizes the Intangible amortization and impairments shown above:

(in millions)	2012	2013	2014
Reported Intangible amortization and impairments	$200.0	$128.2	$122.2
Intangible amortization—non-controlling interests	(16.0)	(21.0)	(33.5)
Equity method intangible amortization	36.9	41.7	32.3
Total	$220.9	$148.9	$121.0

(2)
As described in Note (1) above, we reduced the carrying value of our indefinite-lived intangible assets at one of our Affiliates during 2012. The tax effect of the reduction in carrying value resulted in a $38.8 million decrease in our intangible-related deferred taxes for 2012. In 2012 and 2013 we also recorded a reduction in the United Kingdom tax rate, which decreased our intangible-related deferred taxes by $4.9 million and $7.2 million, respectively. In addition, in 2013 and 2014, we recorded reductions in our intangible-related deferred taxes for the restructuring of our non-U.S. operations of $5.9 million and $24.5 million, respectively.

(3)
In 2012, we adjusted our estimate of contingent payment obligations and recognized a gain of $35.8 million ($22.0 million net of tax). During 2013, we adjusted our estimate of contingent payment obligations and recognized a loss totaling $10.3 million ($6.3 million net of tax). During 2014, we settled our 2006 junior convertible securities and recognized a loss of $18.8 million ($11.6 million net of tax) upon redemption. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

EBITDA (controlling interest)
As supplemental information, we also provide a non-GAAP measure referred to as EBITDA (controlling interest). EBITDA (controlling interest) represents the controlling interest's operating performance before our share of interest expense, income taxes, depreciation and amortization. We believe that many investors use this information when comparing the financial performance of companies in the investment management industry. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or any other GAAP measure of financial performance or liquidity.
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest) for each of the past three years:

(in millions)	2012	2013	2014
Net income (controlling interest)	$174.0	$360.5	$452.1
Interest expense	83.0	87.3	76.6
Imputed interest expense and contingent payment arrangements(1)	(12.0)	31.7	30.1
Income taxes	71.6	185.0	213.4
Depreciation and other amortization	5.9	6.5	7.6
Intangible amortization and impairments(2)	220.9	148.9	121.0
EBITDA (controlling interest)	$543.4	$819.9	$900.8
_______________________________________________________________________________

(1)
In 2012, we adjusted our estimate of contingent payment obligations and recognized a gain of $35.8 million. During 2013, we adjusted our estimate of contingent payment obligations and recognized a loss totaling $10.3 million. During 2014, we settled our 2006 junior convertible securities and recognized a loss of $18.8 million upon redemption. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

(2) See Note (1) to the table in the "Economic Net income (controlling interest)" section above.
Assets under Management
The following table presents changes in our Affiliates' reported assets under management by distribution channel:
Statement of Changes

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2011	$205.7	$85.2	$36.6	$327.5
Client cash inflows	43.5	35.0	11.0	89.5
Client cash outflows	(24.9)	(25.3)	(9.2)	(59.4)
Net client cash flows	18.6	9.7	1.8	30.1
New investments	—	14.8	13.2	28.0
Investment performance	30.8	12.3	4.4	47.5
Other(1)	(0.8)	(0.1)	(0.4)	(1.3)
December 31, 2012	$254.3	$121.9	$55.6	$431.8
Client cash inflows	45.4	52.7	10.9	109.0
Client cash outflows	(28.0)	(31.1)	(9.2)	(68.3)
Net client cash flows	17.4	21.6	1.7	40.7
New investments	—	—	3.0	3.0
Investment performance	31.3	26.0	7.1	64.4
Other(1)	(2.4)	(0.1)	(0.1)	(2.6)
December 31, 2013	$300.6	$169.4	$67.3	$537.3
Client cash inflows	52.1	42.9	10.7	105.7
Client cash outflows	(31.9)	(43.1)	(9.3)	(84.3)
Net client cash flows	20.2	(0.2)	1.4	21.4
New investments	25.2	14.4	4.1	43.7
Investment performance	6.7	4.8	3.5	15.0
Other(1)	2.9	—	(0.1)	2.8
December 31, 2014	$355.6	$188.4	$76.2	$620.2
_______________________________________________________________________________

(1)
Includes assets under management attributable to Affiliate product transitions, new investment client transitions and transfers of our interests in certain Affiliated investment management firms, the financial effects of which are not significant to our ongoing results.

The distribution channel analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management reflect the billing patterns of particular client accounts. For example, assets under management for an account that bills in advance is presented in the table on the basis of beginning of period assets under management while an account that bills in arrears is reflected on the basis of end of period assets under management. Assets under management attributable to any investment in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Years Ended December 31,
(in millions, except as noted)	2012	2013	% Change	2014	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$230.9	$277.1	20%	$334.0	21%
Mutual Fund	103.4	145.7	41%	178.5	23%
High Net Worth	46.9	61.0	30%	73.4	20%
Total	$381.2	$483.8	27%	$585.9	21%
Consolidated Affiliates
Institutional	$154.0	$169.4	10%	$188.6	11%
Mutual Fund	85.1	116.3	37%	141.7	22%
High Net Worth	37.1	49.1	32%	57.5	17%
Total	$276.2	$334.8	21%	$387.8	16%
Revenue(1)
Institutional	$861.3	$948.7	10%	$1,022.8	8%
Mutual Fund	774.4	1,023.0	32%	1,242.6	21%
High Net Worth	169.8	217.1	28%	245.5	13%
Total	$1,805.5	$2,188.8	21%	$2,510.9	15%
Net income (controlling interest)(2)
Institutional	$126.0	$219.9	75%	$227.0	3%
Mutual Fund(3)	27.3	103.4	279%	180.1	74%
High Net Worth	20.7	37.2	80%	45.0	21%
Total	$174.0	$360.5	107%	$452.1	25%
EBITDA (controlling interest)(4)
Institutional	$323.5	$493.3	52%	$482.8	(2)%
Mutual Fund	169.5	246.1	45%	324.9	32%
High Net Worth	50.4	80.5	60%	93.1	16%
Total	$543.4	$819.9	51%	$900.8	10%
_______________________________________________________________________________

(1)	In 2012, 2013 and 2014, revenue attributable to clients domiciled outside the U.S. was approximately 41%, 38% and 37% of total revenue, respectively.

(2)
In 2012 and 2013, we adjusted our estimate of contingent payment obligations. In 2012, we recognized a gain of $35.8 million ($22.0 million net of tax) and allocated $19.9 million, $15.6 million and $0.3 million to our Institutional, Mutual Fund and High Net Worth channels, respectively. In 2013, we recognized a loss totaling $10.3 million and allocated $9.6 million and $0.7 million to our Mutual Fund and High Net Worth channels, respectively.

(3)	During 2012, we reduced the carrying value of an indefinite-lived intangible asset at one of our Affiliates and, accordingly, recorded expenses of $102.2 million ($63.4 million net of tax).

(4)	EBITDA (controlling interest), including a reconciliation to Net income (controlling interest), is a non-GAAP performance measure and is discussed in "Supplemental Performance Measure."
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

Revenue
Through our Affiliates, we derive most of our revenue from investment management services. Investment management fees ("asset-based fees") are typically determined as a percentage fee charged on the value of a client's assets under management. Our private equity products generally bill for their services based on a percentage of committed or invested capital.
In addition, certain Affiliate alternative and equity products bill on the basis of investment performance, typically on an absolute basis or relative to a benchmark ("performance fees"). These products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices and, if earned, the performance fees are typically billed less frequently than an asset-based fee. Although performance fees inherently depend on investment results and will vary from period to period, we anticipate performance fees to be a recurring component of our revenue.
Our revenue is generally determined by the level of our average assets under management and the composition of our assets across our distribution channels and products within our distribution channels, which realize different fee rates. Our ratio of asset-based fees to average assets under management (in total and by channel) is calculated as asset-based fees divided by average assets under management and may change as a result of new investments, net client cash flows, investment performance or changes in contractual fees. Therefore, changes in this ratio should not necessarily be viewed as an indicator of changes in contractual fee rates billed by our Affiliates to their clients.
Our revenue increased $322.1 million or 15% in 2014, primarily from a 16% increase in average assets under management at our consolidated Affiliates. Increases in average assets under management from net client cash flows and investment performance at existing Affiliates increased revenue $243.6 million or 11% and increases in average assets under management from our 2014 investments in new Affiliates increased revenue $78.5 million or 4%.
Our revenue increased $383.3 million or 21% in 2013, primarily from a 21% increase in average assets under management at our consolidated Affiliates from investment performance, net client cash flows and the full year impact of our 2012 investments in new Affiliates. During 2013, our Mutual Fund distribution channel grew more than our other channels. This growth would have resulted in a higher total ratio of revenue to average assets under management and a corresponding increase in revenue of approximately 2%; however, the increase in revenue was offset by a decline in the ratio of revenue to average assets under management in the Mutual Fund channel due to the full year impact of our 2012 investments in new Affiliates that have comparatively lower fee rates.
Changes in contractual fee rates did not have a significant impact on our results in either 2014 or 2013.
The following discusses the changes in our revenue by distribution channel.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $74.1 million or 8% in 2014, primarily from an 11% increase in average assets under management. Increases in average assets under management from net client cash flows and investment performance at existing Affiliates increased revenue $72.4 million or 8% and from our 2014 investments in new Affiliates increased revenue $27.7 million or 3%. These increases were partially offset by a decline in our ratio of revenue to average assets under management which reduced revenue by $26.0 million or 3%. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.
Our revenue in the Institutional distribution channel increased $87.4 million or 10% in 2013, primarily from a 10% increase in average assets under management at our consolidated Affiliates from investment performance and net client cash flows.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $219.6 million or 21% in 2014, primarily from a 22% increase in average assets under management at our consolidated Affiliates. Increases in average assets under management from net client cash flows and investment performance at existing Affiliates increased revenue $183.6 million or 18% and increases in average assets under management from our 2014 investments in new Affiliates increased revenue $36.0 million or 3%.
Our revenue in the Mutual Fund distribution channel increased $248.6 million or 32% in 2013, primarily from a 37% increase in average assets under management from investment performance, net client cash flows and the full year impact of our 2012 investments in new Affiliates. This increase was partially offset by a decline in our ratio of revenue to average assets under management which reduced revenue by $33.5 million or 3% primarily from our 2012 investments in new Affiliates that have comparatively lower fee rates and changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fee rates.
High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $28.4 million or 13% in 2014, primarily from a 17% increase in average assets under management at our consolidated Affiliates, partially offset by a decline in performance fees and other revenue of $4.3 million or 2%. Increases in average assets under management from net client cash flows and investment performance at existing Affiliates increased revenue $17.9 million or 9% and increases in average assets under management from our 2014 investments in new Affiliates increased revenue $14.8 million or 7%.
Our revenue in the High Net Worth distribution channel increased $47.3 million or 28% in 2013, primarily from a 32% increase in average assets under management from our 2012 investments in new Affiliates, investment performance and net client cash flows. The increases were partially offset by a decline in our ratio of revenue to average assets under management which reduced revenue by $8.0 million or 4% primarily from our 2012 investments in new Affiliates that have comparatively lower fee rates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Years Ended December 31,
(in millions)	2012	2013	% Change	2014	% Change
Compensation and related expenses	$784.7	$947.5	21%	$1,030.5	9%
Selling, general and administrative	366.9	427.2	16%	485.5	14%
Intangible amortization and impairments	200.0	128.2	(36)%	122.2	(5)%
Depreciation and other amortization	14.1	14.0	(1)%	16.9	21%
Other operating expenses	39.4	37.8	(4)%	40.6	7%
Total operating expenses	$1,405.1	$1,554.7	11%	$1,695.7	9%
A substantial portion of our operating expenses was incurred by our Affiliates, the majority of which was incurred by Affiliates with revenue sharing arrangements.
Compensation and related expenses increased $83.0 million or 9% in 2014 primarily as a result of increases in compensation expenses at existing Affiliates of $25.6 million, increases in compensation expense from our 2014 investments in new Affiliates of $28.6 million and compensation expense associated with Affiliate equity transactions of $16.8 million.
Compensation and related expenses increased $162.8 million or 21% in 2013 primarily as a result of increases in compensation expense at existing Affiliates of $97.1 million and increases in compensation expense from the full year impact of our 2012 investments in new Affiliates of $43.1 million and compensation expense associated with Affiliate equity transactions of $21.8 million.
Selling, general and administrative expenses increased $58.3 million or 14% in 2014 primarily from increases in sub-advisory and distribution expenses of $34.7 million at our Affiliates in the Mutual Fund distribution channel, an increase of $9.5 million from our 2014 investments in new Affiliates and an increase in acquisition-related professional fees of $6.4 million.
Selling, general and administrative expenses increased $60.3 million or 16% in 2013 primarily from increases in sub-advisory and distribution expenses of $26.1 million at our Affiliates in the Mutual Fund distribution channel and an increase of $15.6 million from the full year impact of our 2012 investments in new Affiliates.
Intangible amortization and impairments decreased $6.0 million or 5% in 2014 and $71.8 million or 36% in 2013. The decrease in 2014 was primarily due to a reduction of $30.2 million resulting from certain assets being fully amortized in 2013. This was partially offset by 2014 increases of $24.2 million on definite-lived assets at existing and new 2014 Affiliates. The decrease in 2013 was primarily the result of a $102.2 million reduction in the carrying value of an indefinite-lived intangible asset at one of our Affiliates in 2012 which did not reoccur in 2013. This decrease was partially offset by 2013 increases of

$29.3 million related to the reclassification of an indefinite-lived asset to a definite-lived assets and the full year impact from our 2012 investments in new Affiliates.
Income from Equity Method Investments
When we own a minority investment and are required to use the equity method of accounting, we only recognize our share of these Affiliates' earnings net of intangible amortization. Accordingly, we have not consolidated these Affiliates' operating results (including their revenue). The following table summarizes our share of the earnings from our equity method investments:

	For the Years Ended December 31,
(in millions)	2012	2013	% Change	2014	% Change
Equity method earnings	$166.6	$349.5	110%	$314.0	(10)%
Equity method amortization	36.9	41.7	13%	32.3	(23)%
Income from equity method investments	$129.7	$307.8	137%	$281.7	(8)%
Equity method earnings decreased $35.5 million or 10% in 2014. The decrease in 2014 was primarily due to a decline in performance fees, partially offset by higher earnings from our 2014 investment in a new Affiliate of $13.3 million. Equity method amortization decreased $9.4 million or 23% in 2014, primarily from a reduction of $20.6 million as a result of certain assets being fully amortized in 2013. This decrease was partially offset by an increase of $10.9 million of intangible amortization from our 2014 investments in new and existing Affiliates.
Equity method earnings increased $182.9 million or 110% in 2013. This increase resulted primarily from higher performance fees and an increase in revenue at equity method Affiliates due to an increase in average assets under management, as well as the full year impact of our additional investment in an existing Affiliate in 2012. Equity method amortization increased $4.8 million or 13% in 2013 primarily as a result of the full year impact of intangible amortization from our additional investment in an existing Affiliate in 2012.
Other Income Statement Data
The following table summarizes non-operating income and expense data:

	For the Years Ended December 31,
(in millions)	2012	2013	% Change	2014	% Change
Investment and other income	$22.0	$40.8	85%	$23.3	(43)%
Interest expense	83.0	87.3	5%	76.6	(12)%
Imputed interest and contingent payment arrangements	(26.1)	31.7	N.M.(1)	30.1	(5)%
Income tax expense	83.8	194.1	132%	227.9	17%
_______________________________________________________________________________

(1)	Percentage change is not meaningful.
Investment and other income decreased $17.5 million or 43% in 2014, principally as a result of $10.5 million decrease in Affiliate investment earnings and a $7.2 million gain on the sale of a foreign office in 2013 which did not reoccur in 2014. Investment and other income increased $18.8 million or 85% in 2013, principally as a result of $17.3 million increase in Affiliate investment earnings including a $7.2 million gain on the sale of a foreign office at one of our Affiliates.
Interest expense decreased $10.7 million or 12% in 2014, primarily as a result of the settlement of our 2006 junior convertible securities in 2014 and the settlement of our 2008 senior convertible securities in 2013, which collectively reduced interest expense by $27.6 million. This decrease was partially offset by interest expense of $15.6 million on our senior notes issued in February 2014.
Interest expense increased $4.3 million or 5% in 2013, primarily as a result of an increase of $15.2 million related to the issuance of senior notes in August and October 2012, partially offset by a decrease of $9.0 million in interest expense resulting from the settlement of our 2008 senior convertible securities.
Imputed interest expense and contingent payment arrangements decreased $1.6 million in 2014 and increased $57.8 million in 2013. The decrease in 2014 was primarily a result of a $10.3 million loss on the revaluation of our contingent payment arrangements in 2013 which did not reoccur in 2014 and a $9.9 million decrease in imputed interest from the settlement of our 2008 senior convertible securities in 2013, partially offset by an $18.8 million loss recognized on the settlement of our 2006 junior convertible securities in 2014. The increase in 2013 was primarily a result of a $10.3 million loss on the revaluation of our contingent payment arrangements in 2013 as compared to a $53.8 million gain on the revaluation of our contingent payment arrangements in 2012, partially offset by a $4.6 million decrease in imputed interest expense from the settlement of our 2008 senior convertible securities.
Our effective tax rate for the year ended December 31, 2014 was 32.1% as compared to 33.9% for the year ended December 31, 2013 and 29.2 % in 2012. The rate decrease in 2014 was primarily from the net benefits of restructuring our non-US operations and reductions in our state valuation allowances, partially offset by the benefits of a reduction in corporate tax rates in the United Kingdom in 2013 which did not reoccur in 2014. The rate increase in 2013 was primarily from benefits from reductions in our valuation allowance for foreign tax assets in 2012 which did not reoccur in 2013, partially offset by the benefits of restructuring our non-US operations.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income for the past two years:

	For the Years Ended December 31,
(in millions)	2012	2013	% Change	2014	% Change
Net income	$411.4	$669.6	63%	$785.6	17%
Net income (non-controlling interests)	237.4	309.1	30%	333.5	8%
Net income (controlling interest)	174.0	360.5	107%	452.1	25%
Liquidity and Capital Resources
In 2014, we met our cash requirements primarily through cash generated by operating activities, the issuance of the 2024 senior notes and borrowings of senior bank debt. Our principal uses of cash were to make investments in new Affiliates, make distributions to Affiliate partners and repurchase shares of our common stock.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, share repurchases, payment of principal and interest on outstanding debt and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our senior unsecured revolving credit facility (the "credit facility") and proceeds from any forward equity transactions, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $550.6 million and $469.6 million at December 31, 2014 and 2013, respectively. The following summarizes our cash flow activity for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
(in millions)	2012	2013	2014
Operating cash flow	$633.2	$957.1	$1,392.2
Investing cash flow	(802.3)	(50.3)	(1,268.1)
Financing cash flow	146.2	(869.1)	(32.9)
Operating Cash Flow
The increase in cash flows from operations in 2014 as compared to 2013 resulted principally from a $333.8 million increase in net income as adjusted for distributions from equity method investments and non-cash charges, a $128.3 million decrease in receivables and a $32.7 million increase in payables, accrued liabilities and other liabilities.
The increase in cash flows from operations in 2013 as compared to 2012 resulted principally from a $215.0 million increase in net income as adjusted for distributions from equity method investments and non-cash charges and a $177.2 million increase in payables, accrued liabilities and other liabilities. These changes were partially offset by a $60.2 million increase in receivables and an $8.1 million increase in other assets.
Investing Cash Flow

Net cash flow used in investing activities increased $1,217.8 million in 2014, as compared to 2013. The increase was due primarily to a $1,218.7 million increase in investments in Affiliates. Net cash flow used in investing activities decreased $752.0 million in 2013 primarily from a $771.1 million decrease in investments in Affiliates.
Financing Cash Flow
Financing cash flows increased $836.2 million in 2014 as compared to 2013. This was primarily a result of a $986.5 million increase in borrowings of senior debt, and a $180.7 million decrease in repayments of senior debt and convertible securities. These increases were partially offset by a $302.3 million increase in distributions to non-controlling interests. We used available cash and borrowings under our credit facility to finance our investments in new and existing Affiliates in 2014.
Cash flows used in financing activities decreased $1,015.3 million in 2013 as compared to 2012. This was primarily a result of $646.3 million in repayments of senior debt and settlement of convertible securities in 2013, a $210.0 million decrease in borrowings of senior debt and a $85.7 million increase in distributions to non-controlling interests.
The following table summarizes certain key financial data relating to our outstanding indebtedness:

	December 31,
(in millions)	2012	2013	2014
Senior bank debt	$325.0	$525.0	$855.0
Senior notes	340.0	340.0	736.8
Convertible securities	965.6	518.7	303.1
Senior Bank Debt
We have a $1.25 billion senior unsecured revolving credit facility, which matures in April 2018. We pay interest on any outstanding obligations at specified rates, based either on the LIBOR rate or the prime rate as in effect from time to time. As of December 31, 2014, the outstanding balance under the credit facility is $605.0 million.
On April 15, 2014, we entered into a $250.0 million five-year senior unsecured term loan which matures in 2019. We pay interest at specified rates (based on either the LIBOR rate or the prime rate as in effect from time to time). The proceeds were used to repay existing borrowings under our credit facility. Subject to certain conditions, we may borrow up to an additional $100.0 million.
Under the terms of our credit facility and term loan we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the "bank leverage ratio") of 3.0. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.0 (our "bank interest coverage ratio"). For purposes of calculating these ratios, share-based compensation and Affiliate equity expense is added back to EBITDA. As of December 31, 2014, our bank leverage and bank interest coverage ratios were 1.5 and 14.2, respectively, and we were in compliance with all terms of our credit facility. We have $645.0 million of remaining capacity under our credit facility, and could borrow all such capacity and remain in compliance with our credit facility. The credit facility and term loan are also subject to customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, fundamental corporate changes and certain customary events of default.
We have received credit ratings of A3 and BBB+ by Moody's Investors Service and Standard & Poor's Ratings Services, respectively. A downgrade of our credit rating would have no significant financial effect on any of our agreements, securities or otherwise trigger a default.
Senior Notes
At December 31, 2014, we had three senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2024 Senior Notes	2042 Senior Notes
Issue date	October 2012	February 2014	August 2012
Maturity date	October 2022	February 2024	August 2042
Potential Call Date	October 2015	Any Time (1)	August 2017
Par value (in millions)	$140.0	$400.0	$200.0
Call Price	At Par	As Defined (1)	At Par
Stated coupon	5.25%	4.25%	6.375%
Coupon frequency	Quarterly	Semi-annually	Quarterly
_______________________________________________________________________________

(1)	The 2024 senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest.

On February 13, 2015, we issued $350.0 million aggregate principal amount of 3.50% senior notes due 2025 (the "2025 senior notes"). The unsecured 2025 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture limits our ability to consolidate, merge or sell all or substantially all of our assets. The net proceeds were used to repay existing borrowings under our credit facility.

Convertible Securities
In 2014, we delivered a notice to redeem all $300.0 million principal amount of our outstanding 2006 junior convertible securities. In lieu of redemption, substantially all holders of the 2006 junior convertible securities elected to convert their securities into a defined number of shares. We issued 1.9 million shares of our common stock in connection with the conversion. All of the 2006 junior convertible securities have been canceled and retired.
In 2013, we settled $460.0 million principal amount outstanding of our 2008 senior convertible securities. In connection with our settlement, we paid an aggregate of $641.3 million and all of our 2008 senior convertible securities have been retired.
At December 31, 2014, we had junior convertible trust preferred securities outstanding that were issued in 2007 (the "2007 junior convertible securities"). The carrying value ($303.1 million as of December 31, 2014) is accreted to the principal amount ($430.8 million) at maturity over a remaining life of approximately 23 years. The 2007 junior convertible securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of our common stock, which represents a conversion price of $200 per share. Holders of the securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination therefore, at our election. We may redeem the 2007 junior convertible securities if the closing price of the our common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days. These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported Interest expense. These deductions result in annual deferred tax liabilities of approximately $8.7 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if our common stock is trading above certain thresholds at the time of the conversion of the securities.
Forward Equity Sale Agreement
Under a forward equity agreement, we may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, we entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, we agreed to net settle $77.0 million notional amount of forward equity contracts at an average share price of $185.56. During 2014, we net settled $70.2 million notional amount of forward equity contracts at an average share price of $198.71. At December 31, 2014, we had $252.8 million remaining notional amount that were available to sell under the forward equity agreement.
Derivative Instruments
From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements by entering into interest rate hedging contracts. We have entered into interest rate swap contracts to exchange a fixed rate for the variable rate on a portion of our credit facility or term loan. These contracts expire between 2015 and 2017. Under these contracts, we will pay a weighted average fixed rate of 1.76% on a notional amount of $100.0 million through October 2015. Thereafter, through October 2017, we will pay a weighted average fixed rate of 2.14% on a remaining notional amount of $25.0 million. As of December 31, 2014, the unrealized loss on these contracts was $1.4 million.
Our Affiliates use foreign currency forward contracts to manage the foreign exchange risks associated with specific forecasted transactions denominated in foreign currencies. As of December 31, 2014, our Affiliates had outstanding forward foreign currency forward contracts with an aggregate notional value of $56.2 million and cumulative net losses of $0.5 million.
Affiliate Equity
Many of our operating agreements provide us with a conditional right to call and Affiliate partners the conditional right to put their retained equity interests at certain intervals. In cases where we own a minority interest, we don't typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
Our current redemption value of $645.5 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $75.0 million of Affiliate equity during 2015, and, in such event, will own the cash flow associated with any equity repurchased.
Commitments
We and our Affiliates are subject to claims, legal proceedings and other contingencies in the ordinary course of our and our Affiliates' business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to us or our Affiliates. We and our Affiliates establish accruals for matters for which the outcome is probable and the amount of the liability can be reasonably estimated. We believe that any liability in excess of these accruals upon the ultimate resolution of these matters will not have a material adverse effect on us.
Certain of our Affiliates operate under regulatory authorities which require that they maintain minimum financial or capital requirements. We are not aware of any significant violations of such financial requirements occurring during 2014.
We have committed to co-invest in certain investment partnerships. As of December 31, 2014, these unfunded commitments totaled approximately $67.8 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $21.1 million of these commitments if they are called.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $276.0 million through 2017. In 2015, we expect to make payments of $17.5 million related to these contingent arrangements.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs (most recently October 2011). As of December 31, 2014, there were approximately 1.0 million remaining shares available for repurchase under outstanding programs. The timing and amount of repurchases are determined at the discretion of management. In 2014, we repurchased 1.2 million shares for $238.6 million at an average price per share of $204.72. We repurchased an additional 0.3 million shares from January 1 through February 18, 2015 and, as of February 18, 2015, approximately 0.7 million shares remained available for repurchase under the October 2011 program.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014. Contractual debt obligations include cash payment of fixed interest.

		Payments Due
(in millions)	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations
Senior bank debt	$855.0	$—	$605.0	$250.0	$—
Senior notes	1,317.4	37.2	74.2	74.2	1,131.8
Junior convertible securities	941.2	22.2	44.4	44.4	830.2
Leases	201.6	33.8	54.0	44.4	69.4
Other liabilities(1)	29.3	29.3	—	—	—
Derivative instruments	58.7	57.7	1.0	—	—
Total contractual obligations	$3,403.2	$180.2	$778.6	$413.0	$2,031.4
Contingent Obligations
Contingent payment obligations(2)	$276.0	$119.3	$156.7	$—	$—
_______________________________________________________________________________

(1)
Other liabilities reflect amounts payable to Affiliate managers related to our purchase of Affiliate equity interests. This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $28.8 million and $67.8 million as of December 31, 2014, respectively) as we cannot predict when such obligations will be paid.

(2)
The amount of contingent payments disclosed in the table represents our expected settlement amounts related to consolidated Affiliates and maximum settlement amounts related to our equity method investments.

Recent Accounting Developments
In April 2014, the Financial Accounting Standards Board (the "FASB") issued an update to the guidance for discontinued operations accounting and reporting. The new guidance amends the definition of discontinued operations and requires entities to provide additional disclosures regarding disposal transactions that do not meet the discontinued operations criteria. The new guidance is effective for interim and fiscal periods beginning after December 15, 2014. We do not expect this guidance to have a significant impact on our Consolidated Financial Statements.
In May 2014, the FASB issued a final standard on revenue from contracts with customers. The new standard provides a comprehensive model for revenue recognition. The new standard is effective for interim and fiscal periods beginning after December 15, 2016. We are evaluating the impact of this standard on our Consolidated Financial Statements.

In November 2014, the FASB issued an update to the guidance for hybrid financial instruments. The new guidance requires entities to determine the nature of the host contract by considering all stated and implied substantive terms and features of a hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. The new guidance is effective for interim and fiscal periods beginning after December 15, 2015. We do not expect this guidance to have a significant impact on our Consolidated Financial Statements.

In February 2015, the FASB issued a new standard that amended the current consolidation guidance. The new standard changes the analysis required to determine whether an entity is a variable interest entity and should be consolidated. The new standard is effective for interim and fiscal periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the impact of this new standard on our Consolidated Financial Statements.
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
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized, and is reported within the segments in which the Affiliate operates. Our goodwill impairment assessments are performed annually at the reporting unit level (in our case, our three distribution channels), or more frequently, should circumstances suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an impairment is recognized to reduce the carrying value to its fair value. We completed our annual goodwill impairment assessment and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples for asset management businesses) and determined that it was more likely than not that the fair value of each of our reporting units was greater than its respective carrying amount, including goodwill. Only a substantial decline in the fair value of any of our reporting units would indicate that an impairment may exist.
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
We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an impairment is recognized to reduce the carrying value to its fair value. We completed our annual impairment assessment and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples) and determined that it was more likely than not that the fair value of each asset was greater than its carrying amount. Only a substantial decline in the fair value would indicate that an impairment may exist.
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
We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an impairment is recognized to reduce the carrying value to its fair value. We assess each of our definite-lived acquired client relationships for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired relationships. We completed our annual assessment and noted that projected undiscounted cash flows over the remaining life of each of these assets significantly exceed their carrying value and, accordingly, only a substantial decline in the undiscounted cash flows underlying these assets would indicate that an impairment may exist.
Equity and Cost Method Investments
We evaluate equity and cost method investments for impairment by assessing whether the fair value of the investment has declined below its carrying value for a period we consider other-than-temporary. If we determine that a decline in fair value below our carrying value is other-than-temporary, an impairment is recognized to reduce the carrying value of the investment to its fair value.

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
We then accrete these obligations to their expected payment amounts until they are measured. If the expected payment amounts subsequently change, the obligations are reduced or increased in the current period resulting in a gain or loss, respectively. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in our Consolidated Statements of Income.
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
Income Taxes
Tax regulations often require income and expense to be included in our tax returns in different amounts and in different periods than are reflected in the financial statements. Deferred taxes are established to reflect the temporary differences between the inclusion of items of income and expense in the financial statements and their reporting on our tax returns. Our overall tax position requires analysis to estimate the expected realization of tax assets and liabilities. Additionally, we must assess whether to recognize the benefit of uncertain tax positions, and, if so, the appropriate amount of the benefit.
Our deferred tax liabilities are generated primarily from intangible assets, convertible securities and deferred revenue. Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments to be taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions that reduce our current cash taxes. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment. We measure the estimated cost of such a reversal using enacted tax rates and projected state apportionment percentages. Intangible-related deferred tax liabilities are not recorded on U.S. basis differences at our foreign Affiliates because of the permanent nature of our investments.
Our convertible securities generate deferred taxes because our interest deductions for tax purposes are greater than our reported Interest expense. We measure these deferred tax liabilities using enacted tax rates and apportionment estimates for the period of the expected reversal. These liabilities may be reclassified to equity if the securities convert to common stock.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our revenue is derived primarily from advisory fees which are based on assets under management. Such values are affected by changes in financial markets (including interest rates and foreign exchange rates) and accordingly, declines in the financial markets will negatively impact our Revenue.
The value of our assets under management was $620.2 million as of December 31, 2014. A proportional 1% increase or decrease in the value of all our assets under management as of December 31, 2014, excluding assets under management on which advisory fees are assessed on committed capital, would have resulted in an annualized increase or decrease in revenue of approximately $24.6 million.
We have fixed rates of interest on our senior notes and on our junior convertible securities. We pay a variable rate of interest on our credit facility and term loan. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a net change in the value of our fixed rate securities as of December 31, 2014 of approximately $108.5 million.
Most of our revenue and expenses are denominated in U.S. dollars. A portion of our revenue and expenses are denominated in foreign currencies and may be impacted by movements in currency exchange rates. In addition, the valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders' equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2014, a 1% change in the Canadian dollar and British Pound to U.S. dollar exchange rates would have resulted in an approximate $7.8 million change to stockholders' equity and a $1.9 million change to income before income taxes. During 2014, changes in currency exchange rates decreased stockholders' equity by $62.0 million.
From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements and our Affiliates seek to offset exposure to foreign currency exchange rates by entering into derivative contracts as described in Liquidity and Capital Resources. We estimate that a 1% increase in interest rates and foreign currency exchange rates relative to the U.S. dollar as of December 31, 2014 would result in a net increase in the unrealized value of these derivative contracts of approximately $1.6 million and $0.1 million, respectively.
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
As of December 31, 2014, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2014 was effective.
Management has excluded SouthernSun Asset Management, LLC ("SouthernSun"), River Road Asset Management, LLC ("River Road") and Veritas Asset Management, LLP ("Veritas") from our assessment of internal control over financial reporting as of December 31, 2014 because they were acquired in a business combination in 2014. SouthernSun, River Road and Veritas' combined total assets and combined total revenues represent 1.5% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
The Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in "Report of Independent Registered Public Accounting Firm," which expresses an unqualified opinion on the effectiveness of the firm's internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded SouthernSun Asset Management, LLC, River Road Asset Management, LLC, and Veritas Asset Management, LLP, from its assessment of internal controls over financial reporting as of December 31, 2014 because they were acquired by the Company in a purchase business combination during 2014. We have also excluded SouthernSun Asset Management, LLC, River Road Asset Management, LLC, and Veritas Asset Management, LLP, from our audit of internal control over financial reporting. SouthernSun Asset Management, LLC, River Road Asset Management, LLC, and Veritas Asset Management, LLP, are controlled subsidiaries of the Company whose total assets and total revenues represent 1.5% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2015

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2012	2013	2014
Revenue	$1,805.5	$2,188.8	$2,510.9
Operating expenses:
Compensation and related expenses	784.7	947.5	1,030.5
Selling, general and administrative	366.9	427.2	485.5
Intangible amortization and impairments	200.0	128.2	122.2
Depreciation and other amortization	14.1	14.0	16.9
Other operating expenses	39.4	37.8	40.6
	1,405.1	1,554.7	1,695.7
Operating income	400.4	634.1	815.2
Income from equity method investments	129.7	307.8	281.7
Other non-operating (income) and expenses:
Investment and other income	(22.0)	(40.8)	(23.3)
Interest expense	83.0	87.3	76.6
Imputed interest expense and contingent payment arrangements	(26.1)	31.7	30.1
	34.9	78.2	83.4
Income before income taxes	495.2	863.7	1,013.5
Income taxes	83.8	194.1	227.9
Net income	411.4	669.6	785.6
Net income (non-controlling interests)	(237.4)	(309.1)	(333.5)
Net income (controlling interest)	$174.0	$360.5	$452.1
Earnings per share (basic)	$3.36	$6.79	$8.22
Earnings per share (diluted)	$3.28	$6.55	$8.01
Average shares outstanding (basic)	51.7	53.1	55.0
Average shares outstanding (diluted)	53.0	56.7	58.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2012	2013	2014
Net income	$411.4	$669.6	$785.6
Other comprehensive income (loss):
Foreign currency translation adjustment	18.5	(19.6)	(62.0)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.7)	1.0	0.3
Change in net unrealized gain (loss) on investment securities, net of tax	13.5	11.5	3.4
Other comprehensive income (loss)	31.3	(7.1)	(58.3)
Comprehensive income	442.7	662.5	727.3
Comprehensive income (non-controlling interests)	(239.6)	(311.1)	(317.4)
Comprehensive income (controlling interest)	$203.1	$351.4	$409.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2013	2014
Assets
Cash and cash equivalents	$469.6	$550.6
Receivables	418.4	425.9
Investments in marketable securities	157.9	172.6
Other investments	164.3	167.2
Fixed assets, net	92.3	95.4
Goodwill	2,341.7	2,652.8
Acquired client relationships, net	1,460.7	1,778.4
Equity method investments in Affiliates	1,123.3	1,783.5
Other assets	90.6	71.7
Total assets	$6,318.8	$7,698.1
Liabilities and Equity
Payables and accrued liabilities	$514.7	$808.3
Senior bank debt	525.0	855.0
Senior notes	340.0	736.8
Convertible securities	518.7	303.1
Deferred income taxes	456.9	491.7
Other liabilities	177.0	214.5
Total liabilities	2,532.3	3,409.4
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	641.9	645.5
Equity:
Common stock ($.01 par value, 153.0 shares authorized; 53.9 shares outstanding in 2013 and 55.8 shares outstanding in 2014)	0.5	0.6
Additional paid-in capital	479.9	672.2
Accumulated other comprehensive income	74.0	31.8
Retained earnings	1,711.2	2,163.3
	2,265.6	2,867.9
Less: Treasury stock, at cost (1.0 shares in 2013 and 1.2 shares in 2014)	(131.4)	(240.9)
Total stockholders' equity	2,134.2	2,627.0
Non-controlling interests	1,010.4	1,016.2
Total equity	3,144.6	3,643.2
Total liabilities and equity	$6,318.8	$7,698.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

		Total Stockholders' Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2011	53.9	$0.5	$927.5	$50.0	$1,176.7	$(288.7)	$633.6	$2,499.6
Net income	—	—	—	—	174.0	—	237.4	411.4
Share-based compensation	—	—	25.4	—	—	—	—	25.4
Common stock issued under share-based incentive plans	—	—	(62.0)	—	—	135.0	—	73.0
Tax benefit from share-based incentive plans	—	—	25.5	—	—	—	—	25.5
Affiliate equity activity	—	—	(47.9)	—	—	—	21.9	(26.0)
Investments in Affiliates	—	—	—	—	—	—	247.6	247.6
Shares repurchases	—	—	—	—	—	(60.9)	—	(60.9)
Distributions to non-controlling interests	—	—	—	—	—	—	(185.5)	(185.5)
Other comprehensive income (loss)	—	—	—	29.1	—	—	2.2	31.3
December 31, 2012	53.9	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Net income	—	—	—	—	360.5	—	309.1	669.6
Share-based compensation	—	—	27.5	—	—	—	—	27.5
Common stock issued under share-based incentive plans	—	—	(53.2)	—	—	98.9	—	45.7
Tax benefit from share-based incentive plans	—	—	20.7	—	—	—	—	20.7
Settlement of convertible securities	—	—	(130.7)	—	—	—	—	(130.7)
Forward equity	—	—	(44.0)	—	—	—	—	(44.0)
Affiliate equity activity	—	—	(208.9)	—	—	—	13.2	(195.7)
Shares repurchases	—	—	—	—	—	(15.7)	—	(15.7)
Distributions to non-controlling interests	—	—	—	—	—	—	(267.1)	(267.1)
Other comprehensive income (loss)	—	—	—	(5.1)	—	—	(2.0)	(7.1)
December 31, 2013	53.9	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	—	452.1	—	333.5	785.6
Share-based compensation	—	—	29.3	—	—	—	—	29.3
Common stock issued under share-based incentive plans	—	—	(134.4)	—	—	129.1	—	(5.3)
Tax benefit from share-based incentive plans	—	—	60.2	—	—	—	—	60.2
Settlement of convertible securities	1.9	0.1	276.4	—	—	—	—	276.5
Forward equity	—	—	(45.0)	—	—	—	—	(45.0)
Investments in Affiliates	—	—	—	—	—	—	235.0	235.0
Affiliate equity activity	—	—	5.8	—	—	—	22.8	28.6
Shares repurchases	—	—	—	—	—	(238.6)	—	(238.6)
Distributions to non-controlling interests	—	—	—	—	—	—	(569.4)	(569.4)
Other comprehensive income (loss)	—	—	—	(42.2)	—	—	(16.1)	(58.3)
December 31, 2014	55.8	$0.6	$672.2	$31.8	$2,163.3	$(240.9)	$1,016.2	$3,643.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2012	2013	2014
Cash flow from (used in) operating activities:
Net income	$411.4	$669.6	$785.6
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	200.0	128.2	122.2
Depreciation and other amortization	14.1	14.0	16.9
Deferred income tax provision	11.1	27.7	62.8
Imputed interest expense and contingent payment arrangements	(26.1)	31.7	30.1
Income from equity method investments, net of amortization	(129.7)	(307.8)	(281.7)
Distributions received from equity method investments	104.7	226.6	366.9
Share-based compensation and Affiliate equity expense	69.3	84.1	113.7
Other non-cash items	24.3	20.0	11.4
Changes in assets and liabilities:
(Increase) decrease in receivables	(41.6)	(101.8)	26.5
Increase in other assets	(4.7)	(12.8)	(7.1)
Increase in payables, accrued liabilities and other liabilities	0.4	177.6	144.9
Cash flow from operating activities	633.2	957.1	1,392.2
Cash flow from (used in) investing activities:
Investments in Affiliates	(797.4)	(26.3)	(1,245.0)
Purchase of fixed assets	(20.0)	(24.0)	(19.2)
Purchase of investment securities	(19.1)	(11.4)	(21.2)
Sale of investment securities	34.2	11.4	17.3
Cash flow used in investing activities	(802.3)	(50.3)	(1,268.1)
Cash flow from (used in) financing activities:
Borrowings of senior debt	970.0	760.0	1,746.5
Repayments of senior debt and convertible securities	(555.0)	(1,201.3)	(1,020.6)
Issuance of common stock	73.4	48.2	41.4
Repurchase of common stock	(60.9)	(15.7)	(190.8)
Note and contingent payments	(3.6)	(41.0)	14.4
Distributions to non-controlling interests	(181.4)	(267.1)	(569.4)
Affiliate equity issuances and repurchases	(107.9)	(118.1)	(65.7)
Excess tax benefit from share-based compensation	22.0	17.3	61.5
Settlement of forward equity sale agreement	—	(44.0)	(45.0)
Other financing items	(10.4)	(7.4)	(5.2)
Cash flow from (used in) financing activities	146.2	(869.1)	(32.9)
Effect of foreign exchange rate changes on cash and cash equivalents	3.8	1.5	(10.2)
Net increase (decrease) in cash and cash equivalents	(19.1)	39.2	81.0
Cash and cash equivalents at beginning of period	449.5	430.4	469.6
Cash and cash equivalents at end of period	$430.4	$469.6	$550.6
Supplemental disclosure of cash flow information:
Interest paid	$79.8	$87.4	$67.9
Income taxes paid	51.6	82.8	110.7
Supplemental disclosure of non-cash financing activities:
Settlement of 2006 junior convertible securities	—	—	217.8
Stock issued under other incentive plans	0.5	1.3	63.6
Stock received in settlement of liability	0.1	0.5	44.7
Payables recorded for Share repurchases	—	—	47.8
Payables recorded for Affiliate equity repurchases	10.6	4.0	21.5
Payables recorded under contingent payment arrangements	28.9	—	—
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
Affiliates are either organized as limited partnerships, limited liability partnerships, limited liability companies, or corporations. AMG typically has contractual arrangements ("revenue sharing arrangements") with its Affiliates. In many cases, a percentage of revenue is allocable to fund Affiliate operating expenses, including compensation (the "Operating Allocation"), while the remaining revenue (the "Owners' Allocation") is allocable to AMG and the other partners or members. In other revenue sharing arrangements, AMG owns a minority interest that allocates to AMG a percentage of the Affiliate's revenue, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions. Under the revenue sharing arrangements, AMG's contractual share of revenue generally has priority over allocations to Affiliate management. In certain other cases, the Affiliate is not subject to a revenue sharing arrangement, but instead operates on a profit-based model. In these cases, AMG participates in any increases or decreases in the margin of such firms.

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
For its consolidated Affiliates, the portion of the Owners’ Allocation allocated to Affiliate partners other than AMG is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets includes capital and undistributed Operating and Owners’ Allocation owned by Affiliate partners of the consolidated Affiliates. The effect of any changes in the Company's equity interests in its consolidated Affiliates resulting from the issuance or repurchase of an Affiliate's equity by the Company or one of its Affiliates is included as a component of stockholders' equity, net of the related income tax effect in the period of the change. The current redemption value of non-controlling interests has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets.
AMG applies the equity method of accounting to investments where AMG does not hold a controlling equity interest but has the ability to exercise significant influence over operating and financial matters. In cases where AMG applies the equity method of accounting, it typically does not have an obligation to repurchase equity interests. Other investments in which AMG owns less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.
Affiliate Sponsored Investment Vehicles
The Company's Affiliates sponsor various investment vehicles where they also act as the investment advisor. Certain of these investment vehicles are variable interest entities (“VIEs”) while others are voting rights entities ("VREs").

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VIEs are consolidated if the Affiliate is determined to be the primary beneficiary (i.e. if it absorbs a majority of the expected losses, or receives a majority of the expected residual returns). In determining whether the Affiliate is the primary beneficiary, both qualitative and quantitative factors (e.g. the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid, related party ownership, guarantees and implied relationships) are considered.
VREs are consolidated if the Affiliate is the managing member or general partner of the investment vehicle unless unaffiliated investors have certain rights to remove the Affiliate from such role or have substantive participating rights(e.g. approval of annual operating budgets, major financings, selection of senior management).

(e)	Cash and Cash Equivalents
The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

(f)	Receivables
The Company’s Affiliates earn advisory and performance fees which are billed monthly, quarterly or annually based on the terms of the related contracts. Billed but uncollected advisory and performance fees are presented within Receivables on the Consolidated Balance Sheets and are generally short-term in nature.
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
Investments in marketable securities are classified as either trading or available-for-sale and carried at fair value. Unrealized gains or losses on investments classified as available-for-sale are reported, net of tax, as a separate component of Accumulated other comprehensive income in Equity until realized. Unrealized gains or losses related to trading securities are reported within Investment and other income in the period they occur. If a decline in the fair value of an available-for-sale investment is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred.

(h)	Fair Value Measurements

The Company determines the fair value of certain investment securities and other financial and non-financial assets and liabilities. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, utilizing a hierarchy of three different valuation techniques:

Level 1 - Unadjusted quoted market prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

Level 3 - Prices reflect the Company's own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect the Company's assumptions that market participants would use in pricing the asset or liability.

(i)	Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term of the lease, and the building is amortized over 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land is not depreciated.

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
For equity method investments, the Company's portion of income or loss before taxes is included in Income from equity method investments, net of any amortization of intangible assets related to the Company's investment. The Company's share of income taxes incurred directly by Affiliates accounted for under the equity method are recorded within income taxes because these taxes generally represent the Company's share of the taxes incurred by the Affiliate.
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
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized, and is reported within the segments in which the Affiliate operates. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss may be recorded.

(l)	Issuance Costs

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issuance costs related to our senior bank debt are amortized over the remaining term of the credit facility and term loan. Costs incurred to issue debt are amortized over the shorter of the period to the first investor put or the Company's estimate of the expected term of the security. Costs associated with financial instruments that are not required to be accounted for separately as derivative instruments are charged directly to stockholders' equity.

(m)	Derivative Financial Instruments
The Company utilizes financial instruments, specifically interest rate derivative contracts to hedge certain interest rate exposures. In entering into these contracts, the Company intends to offset cash flow gains and losses that occur on its existing debt obligations with cash flow gains and losses on the contracts hedging these obligations.
From time to time, the Company's Affiliates use foreign currency forward contracts to hedge the risk of currency exchange rate movements. In entering into these contracts, the Affiliates intend to offset cash flow gains and losses on projected foreign currency-denominated revenues and expenses as a result of variability in foreign currency exchange rates.
The Company records all derivatives on the balance sheet at fair value. If the Company's derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in Accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings when the hedged cash flows are recorded in earnings. Hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in Investment and other income. If the Company's derivatives do not qualify as cash flow or fair value hedges, changes in the fair value of the derivatives are recognized as a gain or loss in Investment and other income.

(n)	Contingent Payment Arrangements
The Company periodically enters into contingent payment arrangements in connection with its business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain levels of revenue growth are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability on its Consolidated Balance Sheet. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company's expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in the Company's Consolidated Statements of Income. For Affiliates accounted for under the equity method, the Company records a liability when a payment becomes probable with a corresponding increase to the carrying value of the Affiliate.

(o)	Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company's assets and liabilities. Deferred tax liabilities are generally attributable to intangible assets, convertible securities and deferred revenue. Deferred tax assets are generally attributable to state and foreign loss carryforwards, deferred compensation and the benefit of uncertain tax positions. Intangible-related deferred tax liabilities are not recorded on U.S. basis differences related to the Company's foreign investments in corporate stock because of the permanent nature of the Company's investments.
In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company's tax payments), and any use of its state and foreign loss carryforwards (which would decrease its tax payments). In forming these estimates, the Company uses enacted federal, state and foreign income tax rates and makes assumptions about the apportionment of future taxable income to jurisdictions in which the Company has operations. An increase or decrease in foreign, federal or state income tax rates could have a material impact on the Company's deferred income tax liabilities and assets and would result in a current income tax charge or benefit.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(q)	Concentration of Credit Risk

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

(r)	Revenue Recognition
The Company's consolidated revenue primarily represents advisory fees billed by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client's account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e. when they become billable to customers and are not subject to contingent repayment) based on the contractual terms of agreements and when collection is reasonably assured. Carried interest is recognized upon the earlier of the termination of the investment product or when the likelihood of claw-back is improbable. Also included in revenue are commissions earned by broker dealers, recorded on a trade date basis, and other service fees recorded as earned.
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

(s)	Earnings Per Share

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

(t)	Share-Based Compensation Plans
The Company recognizes expenses for all share-based payments based on their grant date fair values over the requisite service period.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(u)	Segment Information

Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships.
Revenue in the Institutional distribution channel is earned from relationships with public and private client entities, including pension plans, foundations, endowments and sovereign wealth funds. Revenue in the Mutual Fund distribution channel is earned from advisory and sub-advisory relationships with all domestically-registered investment products as well as investment products that are registered abroad. Revenue in the High Net Worth distribution channel is earned from relationships with ultra-high and high net worth individuals, family trusts and managed account programs.
Revenue earned from client relationships managed by Affiliates accounted for under the equity method is not consolidated with the Company's reported Revenue but instead is included (net of operating expenses, including amortization) in Income from equity method investments, and reported in the distribution channel in which the Affiliate operates.
In reporting segment operating expenses, consolidated Affiliate expenses are allocated to a particular segment on a pro rata basis with respect to the revenue generated by that Affiliate in such segment. Generally, as revenue increases, additional compensation is typically paid to Affiliate management partners from the Operating Allocation. As a result, the contractual expense allocation pursuant to a revenue sharing arrangement may result in the characterization of any growth in margin beyond the Company's Owners' Allocation as an operating expense. Unless specific to a distribution channel, all other operating and non-operating expenses have been allocated to segments based on the proportion of cash flow distributions reported by Affiliates in each segment.

(v)	Recent Accounting Developments
In April 2014, the Financial Accounting Standards Board (the "FASB") issued an update to the guidance for discontinued operations accounting and reporting. The new guidance amends the definition of discontinued operations and requires entities to provide additional disclosures regarding disposal transactions that do not meet the discontinued operations criteria. The new guidance is effective for interim and fiscal periods beginning after December 15, 2014. The Company does not expect this guidance to have a significant impact on the Consolidated Financial Statements.
In May 2014, the FASB issued a final standard on revenue from contracts with customers. The new standard provides a comprehensive model for revenue recognition. The new standard is effective for interim and fiscal periods beginning after December 15, 2016. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In November 2014, the FASB issued an update to the guidance for hybrid financial instruments. The new guidance requires entities to determine the nature of the host contract by considering all stated and implied substantive terms and features of a hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. The new guidance is effective for interim and fiscal periods beginning after December 15, 2015. The Company does do not expect this guidance to have a significant impact on its Consolidated Financial Statements.

In February 2015, the FASB issued a new standard that amended the current consolidation guidance. The new standard changes the analysis required to determine whether an entity is a variable interest entity and should be consolidated. The new standard is effective for interim and fiscal periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact of this new standard on its Consolidated Financial Statements.

2.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2013 and 2014 were $157.9 million and $172.6 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2013 and 2014:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale		Trading
	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014
Cost	$103.2	$125.6	$17.9	$19.5
Unrealized Gains	33.3	42.8	4.6	2.9
Unrealized Losses	(1.1)	(18.1)	(0.0)	(0.1)
Fair Value	$135.4	$150.3	$22.5	$22.3
There were no significant realized gains or losses on investments classified as available-for-sale for the year ended December 31, 2013. For the year ended December 31, 2014, there were $3.4 million of realized gains on investments classified as available-for-sale.

3.	Other Investments
Other investments consist of investments in funds advised by Affiliates which are carried at fair value. The income or loss related to these investments is classified within Investment and other income in the Consolidated Statements of Income.

4.	Variable Interest Entities
The Company's Affiliates act as the investment manager for certain VIEs. Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates' exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at December 31, 2013 and 2014. The Affiliates do not have any investment performance guarantees to these VIEs.
The Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the fund's assets under management. Since the Affiliates' variable interests will not absorb the majority of the variability of the entity's net assets, these entities are not consolidated.
The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss are as follows:

	December 31, 2013		December 31, 2014
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$8,112.7	$1.7	$8,550.4	$1.2

5.	Senior Bank Debt
The Company has a $1.25 billion senior unsecured revolving credit facility (the "credit facility") which matures in April 2018. The Company pays interest on any outstanding obligations at specified rates, based either on the LIBOR rate or the prime rate as in effect from time to time.
As of December 31, 2013 and 2014, the Company had outstanding borrowings under the credit facility of $525.0 million and $605.0 million, respectively, and the weighted-average interest rate on outstanding borrowings was 1.95% and 1.40%, respectively. The Company pays commitment fees on the unused portion of its credit facility. In 2013 and 2014 these fees amounted to $3.2 million and $2.8 million, respectively.
On April 15, 2014, the Company entered into a $250.0 million five-year senior unsecured term loan, which matures in 2019. The Company pays interest at specified rates (based on either the LIBOR rate or the prime rate as in effect from time to time). Subject to certain conditions, the Company may borrow up to an additional $100.0 million. As of December 31, 2014, the Company had outstanding borrowings under the term loan of $250.0 million, and the weighted-average interest rate on outstanding borrowings was 1.48%.
The credit facility and term loan contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, fundamental corporate changes and certain customary events of default.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Senior Notes
At December 31, 2014, the Company had three senior notes outstanding. The principal terms of these notes are summarized below.

	2022 Senior Notes	2024 Senior Notes	2042 Senior Notes
Issue date	October 2012	February 2014	August 2012
Maturity date	October 2022	February 2024	August 2042
Potential Call Date	October 2015	Any Time (1)	August 2017
Par value (in millions)	$140.0	$400.0	$200.0
Call Price	At Par	As Defined (1)	At Par
Stated coupon	5.25%	4.25%	6.375%
Coupon frequency	Quarterly	Semi-annually	Quarterly
_______________________________________________________________________________

(1)	The 2024 senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest.

On February 13, 2015, the Company issued $350.0 million aggregate principal amount of 3.50% senior notes due 2025 (the "2025 senior notes"). The unsecured 2025 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture limits the Company's ability to consolidate, merge or sell all or substantially all of its assets.

7.	Convertible Securities
In 2013, the Company settled $460.0 million principal amount outstanding of our 3.95% senior convertible securities due 2038 (“2008 senior convertible securities”). In connection with the settlement, the Company paid an aggregate of $641.3 million and all of our 2008 senior convertible notes have been retired.
On February 13, 2014, the Company delivered a notice to redeem all $300.0 million principal amount of its outstanding junior convertible trust preferred securities issued in 2006 ("2006 junior convertible securities"). In lieu of redemption, substantially all holders of the 2006 junior convertible securities elected to convert their securities into a defined number of shares. The Company issued 1.9 million shares of its common stock and recognized a loss of $18.8 million, which is included in Imputed interest expense and contingent payment arrangements. All of the Company's 2006 junior convertible securities have been canceled and retired.
At December 31, 2014, the Company had junior convertible trust preferred securities outstanding that were issued in 2007 ("2007 junior convertible securities").
The carrying values of the Company's convertible securities are as follows:

	December 31, 2013		December 31, 2014
	Carrying Value	Principal amount at maturity	Carrying Value	Principal amount at maturity
Junior convertible securities:
2007 junior convertible securities(1)	$301.2	$430.8	$303.1	$430.8
2006 junior convertible securities	217.5	300.0	—	—
Total junior convertible securities	$518.7	$730.8	$303.1	$430.8
_______________________________________________________________________________

(1)	The carrying value is accreted to the principal amount at maturity over a remaining life of 23 years.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2007 junior convertible securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of the Company's common stock, which represents a conversion price of $200 per share. Holders of the securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of the Company's common stock, or a combination therefore, at the Company's election. The Company may redeem the 2007 junior convertible securities if the closing price of its common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days. These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. These deductions result in annual deferred tax liabilities of approximately $8.7 million. These deferred tax liabilities will be reclassified directly to stockholders' equity if the Company's common stock is trading above certain thresholds at the time of the conversion of the securities.

8.	Forward Equity Sale Agreement
Under a forward equity agreement, the Company may sell shares of common stock up to an aggregate notional amount of $400.0 million. During 2012, the Company entered into contracts to sell a notional amount of $147.2 million at an average share price of $121.37. During 2013, the Company agreed to net settle $77.0 million notional amount of forward equity contracts for cash at an average share price of $185.56. During 2014, the Company net settled $70.2 million notional amount of forward equity contracts at an average share price of $198.71. At December 31, 2014, the Company had $252.8 million remaining notional amount that were available to sell under the forward equity agreement.

9.	Derivative Financial Instruments
From time to time, the Company seeks to offset its exposure to changing interest rates and its Affiliates seek to offset exposure to foreign currency exchange rates by entering into interest rate hedging contracts and foreign currency forward contracts, respectively.
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
The Company’s interest rate derivative contracts contain provisions that may require the Company or the counterparties to post collateral based upon the current fair value of the derivative contracts. As of December 31, 2014, the Company had posted collateral of $2.4 million related to its interest rate swap contracts.
In 2014, one of the Company's Affiliates entered into foreign currency forward contracts relating to projected expenses denominated in pound sterling (GBP) and projected revenues denominated in euro (EUR):

	Paying	Receiving	Start Date	Expected Settlement
Counterparty C	$21.9	£13.5	September 2014	Monthly 2015
Counterparty C	€28.0	$34.3	December 2014	Quarterly 2015
The following summarizes the amount of derivative instrument gains and losses reported in the Consolidated Statements of Comprehensive Income:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
Cash Flow Hedges	2012	2013	2014
Interest rate swaps	$(1.1)	$1.5	$1.1
Treasury rate locks	0.0	0.0	0.0
Foreign currency forward contracts	—	—	(0.5)
Total	$(1.1)	$1.5	$0.6
At December 31, 2013 and 2014, the fair values of the Company's interest rate swaps ($2.5 million and $1.4 million, respectively) are presented within Other liabilities and its foreign currency forward contracts ($0.5 million at December 31, 2014) are presented within Other assets.

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
Certain Affiliates operate under regulatory authorities which require that they maintain minimum financial or capital requirements. Managements is not aware of any significant violations of such financial requirements occurring during the period.
The Company has committed to co-invest in certain investment partnerships. As of December 31, 2014, these unfunded commitments were $67.8 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $21.1 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement by Affiliates of specified financial targets, to make payments of up to $276.0 million through 2017. As of December 31, 2014, the Company expects to make payments of $75.0 million ($17.5 million in 2015) to settle obligations related to consolidated Affiliates and may make payments of up to $201.0 million related to the Company's equity method investments. The net present value of the expected payments for consolidated Affiliates totals $59.3 million as of December 31, 2014.

11.	Fair Value Measurements
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2013
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$39.0	$39.0	$—	$—
Investments in marketable securities(1)
Trading securities	22.5	22.5	—	—
Available-for-sale securities	135.4	135.4	—	—
Other investments	164.3	14.1	18.4	131.8
Financial Liabilities(2)
Contingent payment arrangements	$50.2	$—	$—	$50.2
Obligations to related parties	76.9	—	—	76.9
Interest rate swaps	2.5	—	2.5	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	December 31, 2014
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$59.1	$59.1	$—	$—
Investments in marketable securities(1)
Trading securities	22.3	22.3	—	—
Available for sale securities	150.3	150.3	—	—
Other investments	167.2	13.6	19.4	134.2
Financial Liabilities(2)
Contingent payment arrangements	$59.3	$—	$—	$59.3
Obligations to related parties	93.1	—	—	93.1
Interest rate swaps	1.4	—	1.4	—
Foreign currency forward contracts	0.5	—	0.5	—
_______________________________________________________________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities in the accompanying Consolidated Balance Sheets.
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
Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears adjusted for current period calls and distributions.
Interest rate swaps and foreign currency forward contracts use model-derived valuations in which all significant inputs are observable in active markets to determine the fair value of these derivatives.
It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities from Level 1 to Level 2 in 2014 or 2013.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities for the years ended December 31, 2013 and 2014:

	For the Years Ended December 31,
	2013						2014
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$118.9		$31.0		$77.8		$131.8		$50.2		$76.9
Net gains/losses	12.3	(1)	19.2	(2)	6.2	(3)	11.4	(1)	9.1	(2)	5.5	(3)
Purchases and issuances	18.0		—		62.9		17.4		—		96.7
Settlements and reductions	(17.4)		—		(70.0)		(26.4)		—		(86.0)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$131.8		$50.2		$76.9		$134.2		$59.3		$93.1

Net unrealized gains/losses relating to instruments still held at the reporting date	$16.5		$19.2		$2.2		$17.1		$9.1		$(0.1)
_______________________________________________________________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

(2)	Accretion and changes to payment estimates under the Company's contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company's Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2013	Range at December 31, 2013	Fair Value at December 31, 2014	Range at December 31, 2014
Contingent payment arrangements	Discounted cash flow	Growth rates	$50.2	3% - 11%	$59.3	6%
		Discount rates		14% - 18%		15%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	4.0	8%	21.5	5% - 9%
		Discount rates		15%		15% - 16%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2013 and 2014, the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013		December 31, 2014
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity(1)	$131.8	$62.9	$134.2	$67.8
Other funds(2)	82.3	—	75.8	—
	$214.1	$62.9	$210.0	$67.8
_______________________________________________________________________________

(1)
These funds primarily invest in a broad range of private equity funds, as well as make direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds.

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

	December 31, 2013		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Senior notes	$340.0	$325.0	$736.8	$786.2	Level 2
Convertible securities	518.7	963.9	303.1	532.1	Level 2

12.	Business Combinations
The Company completed majority investments in three new Affiliates. SouthernSun Asset Management, LLC ("SouthernSun") was completed on March 31, 2014, River Road Asset Management, LLC ("River Road") was completed on June 30, 2014 and Veritas Asset Management, LLP ("Veritas") was completed on October 31, 2014. The Company completed its purchase price allocations for these new Affiliates by using a financial model that includes assumptions of market performance, net client cash flows and discount rates. There were no significant differences between the provisional and final purchase price allocations. The consideration paid (less net tangible assets acquired) is deductible for U.S. tax purposes over a 15-year life.
The purchase price allocation for these investments is as follows:

	SouthernSun	River Road	Veritas
Consideration paid	$109.9	$132.4	$319.9
Non-controlling interests	74.0	35.8	125.2
Enterprise value	$183.9	$168.2	$445.1

Acquired client relationships	$125.3	$64.1	$275.6
Deferred income taxes	—	—	(35.7)
Tangible assets, net	6.3	4.5	12.6
Goodwill	52.3	99.6	192.6
	$183.9	$168.2	$445.1

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The excess of the enterprise value over the net assets acquired was recorded as goodwill and the segment allocation is as follows:

	SouthernSun	River Road	Veritas
Institutional	37%	31%	24%
Mutual Fund	23%	51%	76%
High Net Worth	40%	18%	—%
Unaudited pro-forma financial results are set forth below assuming these investments occurred on January 1, 2013, the revenue sharing arrangement had been in effect for the entire period and after making certain pro-forma adjustments.

	For the Years Ended December 31,
	2013 (Unaudited)	2014 (Unaudited)
Revenue	$2,353.5	$2,644.9
Net income (controlling interest)	382.3	474.9
Earnings per share (basic)	$7.20	$8.63
Earnings per share (diluted)	$6.94	$8.40
The unaudited pro-forma financial results are not necessarily indicative of the financial results had the investments been consummated at the beginning of the periods presented, nor are they necessarily indicative of the financial results expected in future periods. The unaudited pro-forma financial results do not include the impact of transaction and integration related costs or benefits that may be expected to result from these investments.
The Company's investments in SouthernSun, River Road and Veritas contributed $72.2 million and $8.5 million to the Company's revenue and earnings, respectively, during 2014.

13.	Goodwill and Acquired Client Relationships
The following tables presents the change in goodwill and components of intangible assets of the Company's Affiliates that are consolidated during 2013 and 2014:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2012	$1,078.5	$939.5	$337.2	$2,355.2
Goodwill acquired	—	—	—	—
Foreign currency translation	(2.2)	(11.4)	0.1	(13.5)
Balance, as of December 31, 2013	$1,076.3	$928.1	$337.3	$2,341.7
Goodwill acquired	97.2	208.1	39.2	344.5
Foreign currency translation	(14.4)	(10.9)	(8.1)	(33.4)
Balance, as of December 31, 2014	$1,159.1	$1,125.3	$368.4	$2,652.8

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2012	$1,109.6	$(383.5)	$726.1	$859.4	$1,585.5
New Investments	—	—	—	—	—
Amortization and impairments	—	(128.2)	(128.2)	—	(128.2)
Foreign currency translation	(1.2)	—	(1.2)	4.6	3.4
Transfers and other	(68.9)	68.9	—	—	—
Balance, as of December 31, 2013	$1,039.5	$(442.8)	$596.7	$864.0	$1,460.7
New Investments	220.3	—	220.3	244.7	465.0
Amortization and impairments	—	(122.2)	(122.2)	—	(122.2)
Foreign currency translation	(4.7)	—	(4.7)	(20.4)	(25.1)
Transfers and other	—	—	—	—	—
Balance, as of December 31, 2014	$1,255.1	$(565.0)	$690.1	$1,088.3	$1,778.4
For the Company's Affiliates that are consolidated, definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2014, these relationships were being amortized over a weighted average life of approximately ten years. The Company estimates that its consolidated annual amortization expense will be approximately $120 million for each of the next five years, assuming no additional investments in new or existing Affiliates.
During 2013 and 2014, the Company completed impairment assessments on its goodwill and definite-lived and indefinite-lived acquired client relationships and no impairments were indicated.

14.	Equity Method Investments in Affiliates
On April 1, 2014, the Company completed its investment in EIG Global Energy Partners, LLC ("EIG"). The Company completed its purchase price allocation using a financial model that included assumptions of market performance, net client flows and discount rates and resulted in $215.2 million being allocated to definite-lived acquired client relationships. The consideration paid (less net tangible assets acquired) is deductible for U.S. tax purposes over a 15-year life.
On December 26, 2014, the Company completed an additional investment in AQR Capital Management Holdings, LLC. The Company's provisional purchase price allocation was measured using a financial model that includes assumptions of expected market performance, net client flows and discount rates and resulted in $122.2 million and $90.0 million being allocated to definite-lived and indefinite-lived acquired client relationships, respectively. This provisional amount may be revised upon completion of the final valuation. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.
The intangible assets at the Company's equity method Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of December 31, 2014, the definite-lived relationships were being amortized over a weighted average life of approximately fourteen years. The Company recognized amortization expense for these relationships of $41.7 million for the year ended December 31, 2013, as compared to $32.3 million for the year ended December 31, 2014. Assuming no additional investments in new or existing Affiliates, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates to be approximately $32 million for each of the next five years.
The following table presents summarized financial information for Affiliates accounted for under the equity method.

	For the Years Ended December 31,
	2012	2013	2014
Revenue(1)	$1,005.4	$1,589.6	$1,869.3
Net income	783.3	1,321.9	253.8

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2013	2014
Assets(2)	$19,139.7	$34,729.2
Liabilities and Non-controlling interest(2)	17,763.5	33,048.6
_______________________________________________________________________________

(1)	Revenue includes advisory fees for asset management services and net investment income from consolidated investment partnerships.

(2)	Assets consist primarily of investment securities in consolidated investment partnerships. These partnerships are generally held by investors that are unrelated to the Company.
The Company's share of undistributed earnings from equity method investments totaled $133.9 million as of December 31, 2014.

15.	Fixed Assets and Lease Commitments
Fixed assets consisted of the following:

	December 31,
	2013	2014
Building and leasehold improvements	$78.5	$84.1
Equipment	36.5	38.3
Furniture and fixtures	15.4	17.5
Land and improvements	18.9	18.7
Software	30.6	40.8
Fixed assets, at cost	179.9	199.4
Accumulated depreciation and amortization	(87.6)	(104.0)
Fixed assets, net	$92.3	$95.4
The Company and its Affiliates lease office space and equipment for their operations. At December 31, 2014, the Company's aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year are payable as follows:

Required Minimum Payments
2015	$33.8
2016	28.8
2017	25.2
2018	22.8
2019	21.6
Thereafter	69.4
Consolidated rent expense for 2012, 2013 and 2014 was $30.5 million, $30.3 million and $30.5 million, respectively.

16.	Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2013	2014
Accrued compensation and distributions	$211.4	$491.3
Unsettled fund share payables	84.6	78.3
Accrued income taxes	73.0	59.8
Accrued share repurchases	—	47.8
Accrued professional fees	33.4	26.9
Other	112.3	104.2
	$514.7	$808.3

17.	Related Party Transactions
The Company's Affiliates generally pay quarterly distributions to Affiliate management owners. Distributions paid to Affiliate management owners were $181.4 million, $267.1 million and $569.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.
The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners.  The amount paid for repurchases was $8.0 million, $36.9 million, and $32.6 million for the years ended December 31, 2012, 2013 and 2014, respectively.  The total amount received for issuances was $3.3 million, $2.5 million, and $11.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.
The Company may record amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The Company also has liabilities to related parties for deferred purchase price and contingent payment arrangements in connection with certain business combinations. The total receivable was $21.8 million and $20.8 million at December 31, 2013 and 2014, respectively, and is included in Other assets. The total payable was $56.8 million and $88.6 million as of December 31, 2013 and 2014, respectively, and is included in Other liabilities. The total amount received for such receivables was $7.1 million, $6.9 million, and $9.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.  The total amount paid for such liabilities was $23.3 million, $5.5 million, and $4.4 million for the years ended December 31, 2012, 2013, 2014, respectively.
Certain investment partnerships on the Company's balance sheet are co-invested in by a prior owner. The Company has reflected the prior owner's interest in these partnerships as either a liability in Other liabilities or as a Non-controlling interest, depending on the structure of the investment. The total liability was $72.9 million and $71.6 million at December 31, 2013 and 2014, respectively. The total non-controlling interest was $22.2 million and $13.5 million at December 31, 2013 and 2014, respectively.
In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.

18.	Stockholders' Equity
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
The Company's Board of Directors has also authorized share repurchase programs in recent periods. As of December 31, 2014, there were approximately 1.0 million remaining shares available for repurchase under outstanding programs. The timing and amount of issuances and repurchases are determined at the discretion of AMG's management.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company's recent share repurchase activity is as follows:

Period	Shares Repurchased	Average Price
2012	0.6	$107.44
2013	0.1	184.89
2014	1.2	204.72
The Company has repurchased an additional 0.3 million shares from January 1 through February 18, 2015.
Financial Instruments
The Company's junior convertible securities contain an embedded right for holders to receive shares of the Company's common stock under certain conditions. These arrangements, as well as the forward equity sale agreement, meet the definition of equity and are not required to be accounted for separately as derivative instruments.

19.	Share-Based Compensation
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
Share-Based Incentive Compensation
A summary of recent share-based compensation expense is as follows:

Period	Share-Based Compensation Expense	Tax Benefit
2012	$25.4	$9.6
2013	27.5	10.6
2014	29.3	11.3
The cash received for options exercised was $48.2 million and $41.4 million during the years ended December 31, 2013 and 2014, respectively. The actual tax benefit recognized from share-based incentive plans and the excess tax benefit classified as a financing cash flow were $20.7 million and $17.3 million and $60.2 million and $61.5 million during the years ended December 31, 2013 and 2014, respectively.
There was $79.3 million and $56.8 million of unrecognized compensation expense related to share-based compensation arrangements as of December 31, 2013 and 2014, respectively. The unrecognized compensation expense at December 31, 2014 will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The Company granted stock options with fair values of $2.5 million, $1.0 million, and $0.6 million in 2012, 2013 and 2014, respectively. Stock options generally vest over a period of three to five years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.
The following table summarizes the transactions of the Company's stock options:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2014	3.0	$77.71
Options granted	0.0	204.99
Options exercised	(0.7)	60.47
Options forfeited	(0.0)	81.50
Unexercised options outstanding—December 31, 2014	2.3	83.42	2.7
Exercisable at December 31, 2014	2.1	80.92	2.6
For the period January 1 through February 18, 2015, 0.5 million outstanding options have been exercised.
The fair value of options granted is estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2012, 2013 and 2014 was $40.43, $61.82 and $60.20 per option, respectively, based on the weighted-average grant date assumptions stated below.

	For the Years Ended December 31,
	2012	2013	2014
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	36.8%	34.4%	29.7%
Risk-free interest rate(2)	0.7%	1.5%	1.8%
Expected life of options (in years)(3)	5.0	5.0	5.0
Forfeiture rate(3)	1.4%	0.0%	0.0%
_______________________________________________________________________________

(1)	Based on historical and implied volatility.

(2)	Based on the U.S. Treasury yield curve in effect at the date of grant.

(3)	Based on the Company's historical data and expected exercise behavior.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014 was $86.8 million, $77.4 million and $92.6 million, respectively. As of December 31, 2014, the intrinsic value of exercisable options outstanding was $272.9 million and 3.5 million options are available for future grant under the Company's option plans.
Restricted Stock
The Company has granted service-based awards with fair values of $18.1 million, $34.1 million, and $8.0 million in 2012, 2013 and 2014, respectively. These awards were valued based on the closing price of the Company's common stock on the date of grant and contain vesting conditions requiring service over a period of three to eight years. In certain circumstances, the Company may elect to settle the awards in shares of the Company's common stock or cash.
In 2013, the Company granted awards that vest when a required service period has been completed and if certain market conditions are satisfied. The market conditions require separate 15%, 25% and 35% increases in the price of the Company’s common stock to be achieved during the six-year term of the awards; however, shares underlying the awards are eligible to be delivered, assuming the service conditions have been satisfied, only on the fourth, fifth and sixth anniversaries of the grant date if the 15% market condition has been maintained. The awards were valued using a Monte Carlo simulation with grant date assumptions for expected volatility (31.6%), risk-free interest rate (2.0%) and dividend yield (0.0%). The fair value of the awards was $19.4 million and will be recognized as compensation over a service period of 4 years, which is the longer of the explicit service period or the period the market condition is expected to be met.
As of December 31, 2014, the Company has 1.7 million shares available for grant under its plans.
The following table summarizes the transactions of the Company's restricted stock:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—January 1, 2014	0.5	$176.38
Units granted	0.0	190.42
Units vested	(0.1)	131.42
Units forfeited	(0.0)	173.77
Unvested units—December 31, 2014	0.4	182.83

20.	Affiliate Equity
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
A summary of Affiliate equity expense is as follows:

Period	Affiliate Equity Expense	Tax Benefit
2012	$60.4	$17.0
2013	72.3	21.7
2014	84.4	18.2
Affiliate equity expense attributable to the non-controlling interests was $16.3 million, $15.9 million and $37.0 million in 2012, 2013 and 2014, respectively. As of December 31, 2013 and 2014, the Company had $68.2 million and $71.1 million, respectively, of unrecognized Affiliate equity expense, which will be recognized over a weighted average period of approximately four years (assuming no forfeitures). Of this unrecognized compensation expense, $32.1 million and $41.6 million is attributable to the non-controlling interest, respectively.
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
The current redemption value of these interests has been presented as Redeemable non-controlling interests on the Company's Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests during the period:

	2013	2014
Balance, as of January 1	$477.5	$641.9
Transactions in Redeemable non-controlling interests	(52.5)	(61.7)
Changes in redemption value	216.9	65.3
Balance, as of December 31	$641.9	$645.5
During the years ended 2012, 2013 and 2014, the Company acquired interests from, and transferred interests to, Affiliate management partners. The following schedule discloses the effect of changes in the Company's ownership interests in its Affiliates on the controlling interest's equity:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2012	2013	2014
Net income (controlling interest)	$174.0	$360.5	$452.1
Increase (decrease) in controlling interest paid-in capital from the sale of Affiliate equity	(44.0)	(74.0)	(33.3)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$130.0	$286.5	$418.8

21.	Benefit Plans
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
Consolidated expenses related to the Company's benefit plans in 2012, 2013 and 2014 were $12.7 million, $14.1 million and $17.2 million, respectively.

22.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Years Ended December 31,
	2012	2013	2014
Controlling Interests:
Current tax	$61.0	$153.1	$149.8
Intangible-related deferred taxes	22.7	38.1	47.8
Other deferred taxes	(12.1)	(6.2)	15.8
Total controlling interests	71.6	185.0	213.4
Non-controlling Interests:
Current tax	$11.7	$13.3	$15.3
Deferred taxes	0.5	(4.2)	(0.8)
Total non-controlling interests	12.2	9.1	14.5
Provision for income taxes	$83.8	$194.1	$227.9
Income before income taxes (controlling interest)	$245.6	$545.5	$665.5
Effective tax rate attributable to controlling interests(1)	29.2%	33.9%	32.1%
_______________________________________________________________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
A summary of the consolidated provision for income taxes is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2012	2013	2014
Current:
Federal	$14.5	$104.1	$93.8
State	14.2	21.1	27.1
Foreign	44.0	41.2	44.2
Total current	72.7	166.4	165.1
Deferred:
Federal	19.8	38.1	72.5
State	4.6	8.9	1.1
Foreign	(13.3)	(19.3)	(10.8)
Total deferred	11.1	27.7	62.8
Provision for income taxes	$83.8	$194.1	$227.9
The components of income before income taxes consisted of the following:

	For the Years Ended December 31,
	2012	2013	2014
Domestic	$238.6	$604.0	$784.1
International	256.6	259.7	229.5
	$495.2	$863.7	$1,013.6
The Company's effective income tax rate differs from the amount computed by using income before income taxes and applying the U.S. federal income tax rate because of the effect of the following items:

	For the Years Ended December 31,
	2012	2013	2014
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit(1)	3.5	2.8	2.1
Non-deductible expenses	0.7	0.3	0.3
Valuation allowance(1)	(4.7)	(0.3)	—
Effect of Non-US operations	(3.3)	(2.5)	(5.3)
Effect of changes in tax law, rates	(2.0)	(1.4)	—
Effect of income from non-controlling interests	(12.2)	(11.4)	(9.6)
	17.0%	22.5%	22.5%
_______________________________________________________________________________

(1)	State income taxes includes changes related to state valuation allowances. Valuation allowance includes changes in federal valuation allowances.
In 2012, the Company reduced its valuation allowance $11.5 million for its foreign loss carryforwards and realized a deferred tax benefit of $7.3 million from the revaluation of its deferred taxes from a reduction in corporate tax rates in the United Kingdom.
In 2013, the Company realized deferred tax benefits of $5.9 million and $11.2 million on investments in foreign subsidiaries that became permanent in duration and from the revaluation of its deferred taxes from a reduction in corporate tax rates in the United Kingdom, respectively.
In 2014, the Company reduced its valuation allowance $6.5 million for state net operating loss carryforwards and realized a deferred tax benefit of $24.5 million on investments in foreign subsidiaries that became permanent in duration.
These changes decreased the controlling interest effective tax rate 6.7%, 2.7% and 4.7% in the years ended December 31, 2012, 2013 and 2014, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries that are permanent in duration. This amount becomes taxable upon a repatriation of assets from a sale or liquidation of the subsidiary. As of December 31, 2014, the amount of such temporary difference was approximately $139.4 million. The deferred taxes not recognized at December 31, 2014 for this temporary difference are approximately $52.4 million.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2014
Deferred Tax Assets
State net operating loss carryforwards	$29.3	$15.2
Deferred compensation	29.1	26.8
Tax benefit of uncertain tax positions	16.2	16.0
Accrued expenses	17.6	19.6
Foreign loss carryforwards	9.1	11.5
Other	—	1.4
Total deferred tax assets	101.3	90.5
Valuation allowance	(36.6)	(18.4)
Deferred tax assets, net of valuation allowance	$64.7	$72.1
Deferred Tax Liabilities
Intangible asset amortization	$(241.3)	$(270.9)
Convertible securities interest	(144.7)	(92.5)
Non-deductible intangible amortization	(101.5)	(126.4)
Deferred revenue	(32.1)	(74.0)
Other	(2.0)	—
Total deferred tax liabilities	(521.6)	(563.8)
Net deferred tax liability	$(456.9)	$(491.7)
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
At December 31, 2014, the Company has state net operating loss carryforwards which expire over an 18-year period and foreign loss carryforwards which expire over a 20-year period. The Company has established a valuation allowance to offset these carryforwards because of the uncertainty of realizing their full value.
In 2012 and 2013, the Company reduced its valuation allowance $11.5 million and $1.6 million, respectively from improved projections of taxable income.
In 2014, the Company reduced its valuation allowance $15.7 million on state net operating loss carryforwards from improved projections of taxable income, and increased state uncertain tax positions by $9.2 million for a net $6.5 million state tax benefit.
The Company had uncertain tax positions of $22.6 million, $20.4 million and $28.8 million as of December 31, 2012, 2013 and 2014, respectively. These amounts included $2.2 million, $1.7 million and $1.6 million of interest and related charges, respectively. At December 31, 2012, 2013 and 2014, these liabilities also included $19.4 million, $17.2 million and $26.4 million, respectively, for tax positions that, if recognized, would affect the Company's effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2012	2013	2014
Balance, as of January 1	$21.2	$22.6	$20.4
Additions based on current year tax positions	5.9	4.1	2.6
Additions based on prior years' tax positions	5.2	—	10.8
Reductions for prior years' tax provisions	(5.4)	(0.1)	—
Reductions related to lapses of statutes of limitations	(4.6)	(5.4)	(4.1)
Additions (reductions) related to foreign exchange rates	0.3	(0.8)	(0.9)
Balance, as of December 31	$22.6	$20.4	$28.8
During 2012, uncertain tax positions decreased $5.4 million as a result of the recognition of tax benefits from the transfer of interests in an Affiliate. This decrease was offset by a $5.2 million provision for added foreign exposure for prior years. During 2014, uncertain tax positions increased $10.8 million, principally for the uncertain nature of several of its state net operating loss carryforwards. The Company does not anticipate that this liability will change significantly over the next twelve months.
The Company periodically has tax examinations in the U.S. and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by any tax authorities for years before 2009.

23.	Earnings Per Share
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders.

	For the Years Ended December 31,
	2012	2013	2014
Numerator
Net income (controlling interest)	$174.0	$360.5	$452.1
Interest expense on convertible securities, net of taxes	—	10.5	15.2
Net income (controlling interest), as adjusted	$174.0	$371.0	$467.3
Denominator
Average shares outstanding (basic)	51.7	53.1	55.0
Effect of dilutive instruments:
Stock options and other awards	1.3	1.3	1.2
Forward sale	—	0.3	0.0
Junior convertible securities	—	2.0	2.2
Average shares outstanding (diluted)	53.0	56.7	58.4
During the years ended December 31, 2012, 2013 and 2014, the Company repurchased approximately 0.6 million, 0.1 million and 1.2 million shares of common stock, respectively, at an average share price of $107.44, $184.89 and $204.72, respectively, under the share repurchase programs approved by the Company's Board of Directors.
The diluted earnings per share calculations in the table above exclude the anti-dilutive effect of the following shares:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2012	2013	2014
Stock options and other awards	0.7	0.1	0.0
Senior convertible securities	3.6	2.1	—
Junior convertible securities	4.2	2.2	0.4
Forward equity sales	0.2	—	—
As discussed further in Note 20, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company's intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements.

24.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Year Ended December 31, 2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$18.5	$—	$18.5
Change in net realized and unrealized gain (loss) on derivative securities	(1.1)	0.4	(0.7)
Change in net unrealized gain (loss) on investment securities	21.6	(8.1)	13.5
Other comprehensive income (loss)	$39.0	$(7.7)	$31.3

	For the Year Ended December 31, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(19.6)	$—	$(19.6)
Change in net realized and unrealized gain (loss) on derivative securities	1.5	(0.5)	1.0
Change in net unrealized gain (loss) on investment securities	19.5	(8.0)	11.5
Other comprehensive income (loss)	$1.4	$(8.5)	$(7.1)

	For the Year Ended December 31, 2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(62.0)	$—	$(62.0)
Change in net realized and unrealized gain (loss) on derivative securities	0.6	(0.3)	0.3
Change in net unrealized gain (loss) on investment securities	5.6	(2.2)	3.4
Other comprehensive income (loss)	$(55.8)	$(2.5)	$(58.3)
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2013	$56.6	$(1.9)	$19.5	$74.2
Other comprehensive income (loss) before reclassifications	(62.0)	0.3	1.3	(60.4)
Amounts reclassified from other comprehensive income	—	0.0	2.1	2.1
Net other comprehensive income (loss)	(62.0)	0.3	3.4	(58.3)
Balance, as of December 31, 2014	$(5.4)	$(1.6)	$22.9	$15.9

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2013 and 2014.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$502.2	$541.0	$551.6	$594.0
Operating income	150.5	161.4	169.1	153.1
Income before income taxes	167.3	172.4	187.4	336.6
Net income (controlling interest)	62.4	64.7	75.2	158.2
Earnings per share (diluted)	$1.15	$1.18	$1.37	$2.79

	2014
	First Quarter	Second Quarter (1)	Third Quarter (1)	Fourth Quarter
Revenue	$593.1	$636.3	$640.3	$641.2
Operating income	193.9	198.4	224.2	198.7
Income before income taxes	208.2	239.1	253.4	312.8
Net income (controlling interest)	77.2	99.1	103.2	172.6
Earnings per share (diluted)	$1.40	$1.75	$1.82	$3.02

_______________________________________________________________________________

(1)
In the fourth quarter of 2014, the Company finalized its purchase price allocation for its investment in EIG.  The final purchase price allocation resulted in a change in Income from equity method investments and Intangible-related deferred taxes in the second and third quarters of 2014.  Income before taxes decreased $1.6 million and $1.7 million in the second and third quarters, respectively, Net income (controlling interest) decreased $1.0 million and $1.1 million in the second and third quarters, respectively, and Earnings per share (diluted) decreased $0.02 in both periods.

26.	Segment Information
Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following table summarizes the Company's financial results for each of the distribution channels:
Statements of Income

	As of and for the Year Ended December 31, 2012
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$861.3	$774.4	$169.8	$1,805.5
Net income (controlling interest)	126.0	27.3	20.7	174.0
Total assets	3,176.5	2,354.8	655.8	6,187.1
Goodwill	1,078.5	939.5	337.2	2,355.2
Equity method investments in Affiliates	879.6	81.2	70.5	1,031.3

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the Year Ended December 31, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$948.7	$1,023.0	$217.1	$2,188.8
Net income (controlling interest)	219.9	103.4	37.2	360.5
Total assets	3,196.5	2,448.4	673.9	6,318.8
Goodwill	1,076.3	928.1	337.3	2,341.7
Equity method investments in Affiliates	942.6	77.7	103.0	1,123.3

	As of and for the Year Ended December 31, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$1,022.8	$1,242.6	$245.5	2,510.9
Net income (controlling interest)	227.0	180.1	45.0	452.1
Total assets	3,739.8	3,082.0	876.3	7,698.1
Goodwill	1,159.1	1,125.3	368.4	2,652.8
Equity method investments in Affiliates	1,533.8	150.3	99.4	1,783.5
In 2012, 2013 and 2014, revenue attributable to clients domiciled outside the U.S. was approximately 41%, 38% and 37% of total revenue, respectively.

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2014	$36.6	$—	$—	$18.2	$18.4
2013	21.3	16.9	—	1.6	36.6
2012	35.6	—	—	14.3	21.3

Other Allowances(1)
Year Ending December 31,
2014	$8.8	$4.7	$—	$1.4	$12.1
2013	8.4	2.8	—	2.4	8.8
2012	9.6	0.1	—	1.3	8.4
_______________________________________________________________________________

(1)	Other Allowances represents reserves on notes received in connection with transfers of our interests in certain Affiliates as well as other receivable amounts, which we consider uncollectible.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of December 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for "Management's Report on Internal Control over Financial Reporting," which is incorporated by reference herein.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item will be set forth in our proxy statement for our 2015 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2014) (the "Proxy Statement"), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 23, 2015	By:	/s/ SEAN M. HEALEY
Sean M. Healey Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SEAN M. HEALEY	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2015
Sean M. Healey

/s/ JAY C. HORGEN	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 23, 2015
Jay C. Horgen

/s/ SAMUEL T. BYRNE	Director	February 23, 2015
Samuel T. Byrne

/s/ DWIGHT D. CHURCHILL	Director	February 23, 2015
Dwight D. Churchill

/s/ NIALL FERGUSON	Director	February 23, 2015
Niall Ferguson

/s/ WILLIAM J. NUTT	Director	February 23, 2015
William J. Nutt

/s/ TRACY P. PALANDJIAN	Director	February 23, 2015
Tracy P. Palandjian

/s/ PATRICK T. RYAN	Director	February 23, 2015
Patrick T. Ryan

/s/ JIDE J. ZEITLIN	Director	February 23, 2015
Jide J. Zeitlin

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Amended and Restated By-laws(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II(5)

4.3
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(5)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(6)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(5)

4.6	Indenture, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee(7)
4.7
First Supplemental Indenture related to the 6.375% Senior Notes due 2042, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee, including the form of Global Note attached as Annex A thereto(7)

4.8
Second Supplemental Indenture related to the 5.250% Senior Notes due 2022, dated as of October 11, 2012, by and between Affiliated Managers Group, Inc. and Wells Fargo Bank, National Association, as Trustee, including the form of Global Note attached as Annex A thereto(8)

4.9	Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee(9)
4.10
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto(9)

4.11
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto(10)

10.1†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.2†	Affiliated Managers Group, Inc. Executive Incentive Plan (f/k/a Long-Term Executive Incentive Plan)(12)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.5†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.6†	Affiliated Managers Group, Inc. Amended and Restated Long-Term Stock and Investment Plan(6)
10.7†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.8†	Affiliated Managers Group, Inc. Deferred Compensation Plan(15)
10.9†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(16)
10.10†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan(17)
10.11†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP(18)
10.12†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan, LP(19)
10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(20)
10.14†	Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(21)
10.15†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan*
10.16†	Form of Affiliated Managers Group, Inc. Award Agreement(6)

10.17†	Form of Indemnification Agreement entered into by each Director and Executive Officer(22)
10.18†	Service Agreement, dated as of June 7, 2011, by and between Affiliated Managers Group Limited and Andrew Dyson(23)
10.19
Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Bank of America, N.A.(7)

10.20	Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and between Affiliated Managers Group, Inc. and Bank of America, N.A.(7)
10.21	Amended and Restated Distribution Agency Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(7)
10.22	Form of Confirmation Letter Agreement, dated as of August 8, 2012, by and among Affiliated Managers Group, Inc., Deutsche Bank Securities Inc., and Deutsche Bank AG, London Branch(7)
10.23
Credit Agreement, dated as of April 30, 2013, by and among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto(24)

10.24	Form of Distribution Agency Agreement, dated as of August 6, 2013(25)
10.25	Form of Confirmation Letter Agreement, dated as of August 6, 2013(25)
10.26
Term Credit Agreement, dated as of April 15, 2014, among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto(26)

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
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (ii) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iii) the Consolidated Statement of Equity for the years ended December 31, 2014, 2013, and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) the Notes to the Consolidated Financial Statements.

†	Indicates a management contract or compensatory plan

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed July 31, 2012

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 8, 2012

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 11, 2012

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014

(10)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed February 13, 2015

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000

(12)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2010

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009, as amended

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed December 17, 2010

(17)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (No. 001-13459), filed February 23, 2012

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (No. 001-13459), filed February 22, 2013

(20)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 12, 2013

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 8, 2012

(24)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 30, 2013

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 6, 2013

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed April 18, 2014