Form 10-K/A
period 2014-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2015-03-31
CIK 1004434

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
777 South Flagler Drive, West Palm Beach, Florida 33401 (Address of principal executive offices)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $205.40 on that date on the New York Stock Exchange, was $11,317,162,064. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 54,705,901 shares of the registrant's common stock outstanding on March 26, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 15, 2015 are incorporated by reference into Part III.

Explanatory Note

On February 23, 2015, Affiliated Managers Group, Inc. (“AMG”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

This Form 10-K/A filing provides supplemental financial statements under Item 15 for ValueAct Holdings, L.P., an Affiliate in which AMG owns a minority interest.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements. See Item 8 of the original Form 10-K filed on February 23, 2015 by AMG.

(2) Financial Statement Schedule. See Item 8 of the original Form 10-K filed on February 23, 2015 by AMG. Also see Exhibit 99.1 for the separate financial statements of ValueAct Holdings, L.P. and Controlled Affiliates, which are incorporated by reference herein.

(3)	Exhibits: See the Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

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
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delawre, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II(5)

4.3
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(5)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee(6)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee(5)

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

10.1†	Affiliated Managers Group, Inc. Defined Contribution Plan(11)
10.2†	Affiliated Managers Group, Inc. Executive Incentive Plan (f/k/a Long-Term Executive Incentive Plan)(12)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(13)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(13)
10.5†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.6†	Affiliated Managers Group, Inc. Amended and Restated Long-Term Stock and Investment Plan(6)
10.7†	Affiliated Managers Group, Inc. Executive Retention Plan(14)
10.8†	Affiliated Managers Group, Inc. Deferred Compensation Plan(15)
10.9†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(16)
10.10†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan(17)
10.11†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP(18)
10.12†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan, LP(19)
10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(20)
10.14†	Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(21)
10.15†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(22)

10.16†	Form of Affiliated Managers Group, Inc. Award Agreement(6)
10.17†	Form of Indemnification Agreement entered into by each Director and Executive Officer(23)
10.18†	Service Agreement, dated as of June 7, 2011, by and between Affiliated Managers Group Limited and Andrew Dyson(24)
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
10.23
Credit Agreement, dated as of April 30, 2013, by and among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto(25)

10.24	Form of Distribution Agency Agreement, dated as of August 6, 2013(26)
10.25	Form of Confirmation Letter Agreement, dated as of August 6, 2013(26)
10.26
Term Credit Agreement, dated as of April 15, 2014, among Affiliated Managers Group, Inc., the several banks and other financial institutions from time to time party thereto as lenders, and Bank of America, N.A., as Administrative Agent, and the exhibits and schedules thereto(27)

21.1	Schedule of Subsidiaries(22)
23.1	Consent of PricewaterhouseCoopers LLP(22)
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(22)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(22)
31.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(28)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(28)
32.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
99.1	Financial Statements of ValueAct Holdings, L.P. and Controlled Affiliates*
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 were previously filed, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (ii) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iii) the Consolidated Statement of Equity for the years ended December 31, 2014, 2013, and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) the Notes to the Consolidated Financial Statements.(28)

†	Indicates a management contract or compensatory plan

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed July 31, 2012

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459) filed February 27, 2014

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 8, 2012

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 11, 2012

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014

(10)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed February 13, 2015

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000

(12)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2010

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005

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

(22)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 001-13459), filed February 23, 2015, which is being amended hereby

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 8, 2012

(25)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 30, 2013

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 6, 2013

(27)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed April 18, 2014

(28)	Previously furnished with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 001-13459), filed February 23, 2015, which is being amended hereby