Form 10-Q
period 2015-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2015-05-05
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

QuickLinks -- Click here to rapidly navigate through this document

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 54,723,845 shares of the registrant's common stock outstanding on May 1, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2014	2015
Revenue	$593.1	$635.0
Operating expenses:
Compensation and related expenses	235.7	252.8
Selling, general and administrative	122.3	108.7
Intangible amortization and impairments	27.4	27.8
Depreciation and other amortization	3.8	4.4
Other operating expenses	9.9	9.9
	399.1	403.6
Operating income	194.0	231.4
Income from equity method investments	46.2	53.1
Other non-operating (income) and expenses:
Investment and other income	(8.2)	(0.8)
Interest expense	17.6	22.2
Imputed interest expense and contingent payment arrangements	22.5	(27.2)
	31.9	(5.8)
Income before income taxes	208.3	290.3
Income taxes	48.9	69.6
Net income	159.4	220.7
Net income (non-controlling interests)	(82.2)	(92.7)
Net income (controlling interest)	$77.2	$128.0
Average shares outstanding (basic)	53.7	54.8
Average shares outstanding (diluted)	55.2	57.8
Earnings per share (basic)	$1.44	$2.34
Earnings per share (diluted)	$1.40	$2.28
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2014	2015
Net income	$159.4	$220.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(8.8)	(60.1)
Change in net realized and unrealized gain on derivative securities, net of tax	0.2	2.7
Change in net unrealized gain (loss) on investment securities, net of tax	(13.8)	8.7
Other comprehensive loss	(22.4)	(48.7)
Comprehensive income	137.0	172.0
Comprehensive income (non-controlling interests)	(82.4)	(78.6)
Comprehensive income (controlling interest)	$54.6	$93.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2014	March 31, 2015
Assets
Cash and cash equivalents	$550.6	$438.2
Receivables	425.9	514.0
Investments in marketable securities	172.6	192.9
Other investments	167.2	158.0
Fixed assets, net	95.4	94.9
Goodwill	2,652.8	2,621.2
Acquired client relationships, net	1,778.4	1,724.7
Equity method investments in Affiliates	1,783.5	1,678.0
Other assets	71.7	72.0
Total assets	$7,698.1	$7,493.9
Liabilities and Equity
Payables and accrued liabilities	$808.3	$577.2
Senior bank debt	855.0	535.0
Senior notes	736.8	1,084.2
Convertible securities	303.1	303.6
Deferred income taxes	491.7	524.6
Other liabilities	214.5	181.3
Total liabilities	3,409.4	3,205.9
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	645.5	743.2
Equity:
Common stock	0.6	0.6
Additional paid-in capital	672.2	519.2
Accumulated other comprehensive income (loss)	31.8	(2.8)
Retained earnings	2,163.3	2,291.3
	2,867.9	2,808.3
Less: Treasury stock, at cost	(240.9)	(250.5)
Total stockholders' equity	2,627.0	2,557.8
Non-controlling interests	1,016.2	987.0
Total equity	3,643.2	3,544.8
Total liabilities and equity	$7,698.1	$7,493.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders' Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2013	53.9	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	—	77.2	—	82.2	159.4
Share-based compensation	—	—	6.5	—	—	—	—	6.5
Common stock issued under share-based incentive plans	—	—	(67.5)	—	—	29.8	—	(37.7)
Tax benefit from share-based incentive plans	—	—	33.1	—	—	—	—	33.1
Settlement of senior convertible securities	1.9	0.1	276.4	—	—	—	—	276.5
Forward equity	—	—	(9.4)	—	—	—	—	(9.4)
Investments in Affiliates	—	—	—	—	—	—	78.9	78.9
Affiliate equity activity	—	—	(27.4)	—	—	—	(7.4)	(34.8)
Distributions to non-controlling interests	—	—	—	—	—	—	(219.0)	(219.0)
Other comprehensive income (loss)	—	—	—	(22.6)	—	—	0.2	(22.4)
March 31, 2014	55.8	$0.6	$691.6	$51.4	$1,788.4	$(101.6)	$945.3	$3,375.7

		Total Stockholders' Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2014	55.8	$0.6	$672.2	$31.8	$2,163.3	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	128.0	—	92.7	220.7
Share-based compensation	—	—	8.0	—	—	—	—	8.0
Common stock issued under share-based incentive plans	—	—	(100.3)	—	—	140.4	—	40.1
Tax benefit from share-based incentive plans	—	—	34.5	—	—	—	—	34.5
Affiliate equity activity	—	—	(95.2)	—	—	—	6.8	(88.4)
Share repurchases	—	—	—	—	—	(150.0)	—	(150.0)
Distributions to non-controlling interests	—	—	—	—	—	—	(114.6)	(114.6)
Other comprehensive income (loss)	—	—	—	(34.6)	—	—	(14.1)	(48.7)
March 31, 2015	55.8	$0.6	$519.2	$(2.8)	$2,291.3	$(250.5)	$987.0	$3,544.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2014	2015
Cash flow from (used in) operating activities:
Net income	$159.4	$220.7
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	27.4	27.8
Depreciation and other amortization	3.8	4.4
Deferred income tax provision	15.1	34.1
Imputed interest expense and contingent payment arrangements	22.5	(27.2)
Income from equity method investments, net of amortization	(46.2)	(53.1)
Distributions received from equity method investments	208.2	153.8
Share-based compensation and Affiliate equity expense	14.1	17.3
Other non-cash items	8.8	2.7
Changes in assets and liabilities:
Increase in receivables	(66.5)	(72.4)
(Increase) decrease in other assets	1.9	(5.6)
Decrease in payables, accrued liabilities and other liabilities	(50.8)	(183.4)
Cash flow from operating activities	297.7	119.1
Cash flow from (used in) investing activities:
Investments in Affiliates	(108.9)	—
Purchase of fixed assets	(4.1)	(4.7)
Purchase of investment securities	(2.5)	(1.4)
Sale of investment securities	1.2	1.8
Cash flow used in investing activities	(114.3)	(4.3)
Cash flow from (used in) financing activities:
Borrowings of senior debt	696.5	523.3
Repayments of senior debt and convertible securities	(425.6)	(496.0)
Issuance of common stock	6.8	43.6
Repurchase of common stock	—	(197.8)
Note and contingent payments	5.1	5.9
Distributions to non-controlling interests	(219.0)	(114.6)
Affiliate equity issuances and repurchases	0.2	(13.1)
Excess tax benefit from share-based compensation	33.1	34.5
Other financing items	(3.0)	(3.3)
Cash flow from (used in) financing activities	94.1	(217.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.0)	(9.7)
Net decrease in cash and cash equivalents	277.5	(112.4)
Cash and cash equivalents at beginning of period	469.6	550.6
Cash and cash equivalents at end of period	$747.1	$438.2
Supplemental disclosure of non-cash financing activities:
Settlement of 2006 junior convertible securities	$217.8	$—
Stock issued under other incentive plans	61.6	9.5
Stock received in settlement of liability	44.0	3.1
Payables recorded for Affiliate equity repurchases	55.2	12.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The consolidated financial statements of Affiliated Managers Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Recent Accounting Developments
In February 2015, the Financial Accounting Standard Board (the "FASB") issued a new standard that amended the current consolidation guidance. The new standard changes the analysis required to determine whether an entity is a variable interest entity and should be consolidated. The new standard is effective for interim and fiscal periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact of this new standard on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard aimed at reducing diversity in the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented on the balance sheet as a deduction from the related debt. The new standard is effective for interim and fiscal periods beginning after December 15, 2015, and early adoption is permitted. The Company does not anticipate that this new standard will have a material impact on its financial position, results of operations or cash flows.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2014 and March 31, 2015 were $172.6 million and $192.9 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2014 and March 31, 2015:

	Available-for-Sale		Trading
	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015
Cost	$125.6	$123.1	$19.5	$21.9
Unrealized Gains	42.8	49.8	2.9	3.5
Unrealized Losses	(18.1)	(5.0)	(0.1)	(0.4)
Fair Value	$150.3	$167.9	$22.3	$25.0
There were no significant realized gains or losses on investments classified as available-for-sale for the three months ended March 31, 2014 and 2015.

4.	Variable Interest Entities
The Company's consolidated Affiliates act as investment managers for certain investment funds that are considered variable interest entities ("VIEs"). These Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates' exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at December 31, 2014 and March 31, 2015. These Affiliates do not have any investment performance guarantees to these VIEs.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider and their investment, if any, represents an insignificant interest in the relevant fund's assets under management. Since these Affiliates' variable interests will not absorb the majority of the variability of the VIE's net assets, these entities are not consolidated.
The net assets and liabilities of these unconsolidated VIEs and the Company's maximum risk of loss are as follows:

	December 31, 2014		March 31, 2015
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$8,550.4	$1.2	$6,525.7	$1.2

5.	Senior Debt
On February 13, 2015, the Company issued $350.0 million aggregate principal amount of 3.50% senior unsecured notes due 2025 (the “2025 senior notes”). The 2025 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture limits the Company's ability to consolidate, merge or sell all or substantially all of its assets.

6.	Derivative Financial Instruments
From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements and certain of its Affiliates seek to offset their exposure to changing foreign currency rates on projected expenses and revenues by entering into derivative contracts.
The following table summarizes the interest rate swap agreements outstanding at March 31, 2015:

						Fair Value(1)
	Notional Amount	Paying	Receiving	Start Date	Expiration Date	December 31, 2014	March 31, 2015
Counterparty A	$25.0	1.67%	3-Month LIBOR	October 2010	October 2015	$0.3	$0.2
Counterparty A	$25.0	1.65%	3-Month LIBOR	October 2010	October 2015	0.3	0.2
Counterparty B	$25.0	1.59%	3-Month LIBOR	October 2010	October 2015	0.2	0.1
Counterparty B	$25.0	2.14%	3-Month LIBOR	October 2010	October 2017	0.6	0.7
__________________________

(1)
Aggregate fair values of $1.4 million and $1.2 million at December 31, 2014 and March 31, 2015, respectively, are presented within Other liabilities. The Company posted collateral with its counterparties of $2.4 million.

The Company’s Affiliates entered into foreign currency forward contracts to hedge projected revenues and expenses denominated in currencies other than their functional currency. The following table summarizes the foreign currency forward contracts outstanding at March 31, 2015:

					Fair Value
	Paying	Receiving	Start Date	Expected Settlement	December 31, 2014 (1)	March 31, 2015 (2)
Counterparty C	€21.0	$25.7	December 2014	Quarterly 2015	$0.3	$3.2
Counterparty C	$11.3	£7.0	September 2014	Monthly 2015	(0.8)	(0.9)
__________________________

(1)	Aggregate fair value of $(0.5) million is presented within Other assets.

(2)
Fair value of $3.2 million is presented within Other assets and $(0.9) million is presented within Other liabilities. These amounts are expected to be reclassified into earnings within the next twelve months.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2015, the Company realized $0.3 million of gains and $0.6 million of losses upon the settlement of certain foreign currency forward contracts. Such realized gains and losses are presented gross in the Consolidated Statements of Income within Revenue and Operating Expenses, respectively.

7.	Commitments and Contingencies
The Company has committed to co-invest in certain investment partnerships. As of March 31, 2015, these unfunded commitments were $66.4 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $19.3 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $276.0 million through 2017. As of March 31, 2015, the Company expects to make payments of $34.9 million and $22.5 million to settle obligations related to consolidated and equity method Affiliates, respectively. In 2015, we expect to make payments of $40.0 million associated with these contingent arrangements. The net present value of the expected payments for consolidated Affiliates totals $31.5 million as of March 31, 2015.

8.	Fair Value Measurements
The following table summarizes the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$59.1	$59.1	$—	$—
Investments in marketable securities(1)
Trading securities	22.3	22.3	—	—
Available-for-sale securities	150.3	150.3	—	—
Other investments	167.2	13.6	19.4	134.2
Financial Liabilities
Contingent payment arrangements(2)	$59.3	$—	$—	$59.3
Obligations to related parties(2)	93.1	—	—	93.1
Interest rate swaps	1.4	—	1.4	—
Foreign currency forward contracts	0.5	—	0.5	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	March 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$35.0	$35.0	$—	$—
Investments in marketable securities(1)
Trading securities	25.0	25.0	—	—
Available-for-sale securities	167.9	167.9	—	—
Other investments	158.0	14.2	10.0	133.8
Foreign currency forward contracts	3.2	—	3.2	—
Financial Liabilities
Contingent payment arrangements(2)	$31.5	$—	$—	$31.5
Obligations to related parties(2)	86.1	—	—	86.1
Interest rate swaps	1.2	—	1.2	—
Foreign currency forward contracts	0.9	—	0.9	—
__________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities in the accompanying Consolidated Balance Sheets.
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
Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments which are held by the Company but economically attributable to a related party. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).
Interest rate swaps and foreign currency forward contracts use model-derived valuations in which all significant inputs are observable in active markets to determine fair value.
It is the Company's policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no transfers of financial assets or liabilities between Level 1 and Level 2 in the three months ended March 31, 2014 and 2015, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities for the three months ended March 31, 2014 and 2015:

	For the Three Months Ended March 31,
	2014						2015
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$131.8		$50.2		$76.9		$134.2		$59.3		$93.1
Net gains/losses	5.8	(1)	3.0	(2)	2.5	(3)	(4.2)	(1)	(27.8)	(2)	(0.1)	(3)
Purchases and issuances	3.7		—		59.4		2.5		—		16.8
Settlements and reductions	(5.4)		—		(6.9)		(5.2)		—		(23.7)
Net transfers in and/or out of Level 3	—		—		—		6.5		—		—
Balance, end of period	$135.9		$53.2		$131.9		$133.8		$31.5		$86.1

Net unrealized gains/losses relating to instruments still held at the reporting date	$6.9	(1)	$3.0	(2)	$0.9	(3)	$(1.2)	(1)	$(27.8)	(2)	$(4.0)	(3)

___________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

(2)	Accretion and changes to the Company's contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company's Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2014	Range at December 31, 2014	Fair Value at March 31, 2015	Range at March 31, 2015
Contingent payment arrangements	Discounted cash flow	Growth rates	$59.3	6%	$31.5	5%
		Discount rates		15%		13% - 15%
Affiliate equity obligations	Discounted cash flow	Growth rates	21.5	5% - 9%	16.8	1% - 10%
		Discount rates		15% - 16%		12% - 16%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2014 and March 31, 2015, the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014		March 31, 2015
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$134.2	$67.8	$133.8	$66.4
Other funds(2)	75.8	—	87.8	—
	$210.0	$67.8	$221.6	$66.4
___________________________

(1)
These funds primarily invest in a broad range of private equity funds, as well as make direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.

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

	December 31, 2014		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$736.8	$786.2	$1,084.2	$1,136.1	Level 2
Convertible securities	303.1	532.1	303.6	525.6	Level 2

9.	Intangible Assets
Consolidated Affiliates
The following tables present the change in goodwill and components of acquired client relationships during the three months ended March 31, 2015:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2014	$1,159.1	$1,125.3	$368.4	$2,652.8
Goodwill acquired	—	—	—	—
Foreign currency translation	(17.9)	(3.5)	(10.2)	(31.6)
Balance, as of March 31, 2015	$1,141.2	$1,121.8	$358.2	$2,621.2

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2014	$1,255.1	$(565.0)	$690.1	$1,088.3	$1,778.4
New investments	—	—	—	—	—
Intangible amortization and impairments	—	(27.8)	(27.8)	—	(27.8)
Foreign currency translation	(5.1)	—	(5.1)	(20.8)	(25.9)
Balance, as of March 31, 2015	$1,250.0	$(592.8)	$657.2	$1,067.5	$1,724.7
Definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2015, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization expenses for these relationships of $27.4 million and $27.8 million for the three months ended March 31, 2014 and 2015, respectively. Based on relationships existing as of March 31, 2015, the Company estimates that its consolidated annual amortization expense will be approximately $120.0 million for each of the next five years, assuming no additional investments in new or existing Affiliates.
Equity Method Investments in Affiliates
The intangible assets at the Company's equity method Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of March 31, 2015, the definite-lived relationships were being amortized over a weighted average life of approximately 14 years. The Company recognized amortization expense for these relationships of $5.4 million and $8.8 million for the three months ended March 31, 2014 and 2015, respectively. Based on relationships existing as of March 31, 2015, the Company estimates the annual amortization expense will be approximately $34.0 million in 2015 and $32.0 million in each of 2016, 2017, 2018 and 2019. There were no significant changes to goodwill during the three months ended March 31, 2015.
On December 26, 2014, the Company completed an additional investment in AQR Capital Management Holdings, LLC. The Company's purchase price allocation is provisional and may be revised upon completion.

10.	Share-Based Compensation
A summary of share-based compensation is as follows:

	For the Three Months Ended March 31,
	2014	2015
Share-based compensation	$6.5	$8.0
Tax benefit	2.5	3.1
There was $56.8 million and $95.9 million of unrecognized share-based compensation as of December 31, 2014 and March 31, 2015, respectively, which will be recognized over a weighted-average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company's stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2014	2.3	$83.42
Options granted	0.0	197.79
Options exercised	(0.7)	65.72
Options forfeited	(0.0)	101.29
Unexercised options outstanding—March 31, 2015	1.6	91.37	2.7
Exercisable at March 31, 2015	1.4	88.60	2.6
As of March 31, 2015, 0.1 million options outstanding have expiration dates prior to the end of 2015.
Restricted Stock
The following table summarizes the transactions of the Company's restricted stock units:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2014	0.4	$182.83
Units granted	0.3	197.91
Units vested	(0.1)	166.56
Units forfeited	(0.0)	190.65
Unvested units—March 31, 2015	0.6	192.06

Of the 0.3 million units granted in January 2015, 0.2 million contained service-based vesting conditions and the remaining 0.1 million vest if both a requisite service period and certain performance conditions have been satisfied. The fair value of the awards were based on the closing price of the Company's common stock on the date of grant and will be recognized as compensation over a service period of four years.

11.	Affiliate Equity
A summary of Affiliate equity expense is as follows:

	For the Three Months Ended March 31,
	2014	2015
Affiliate equity expense	$14.8	$9.3
Tax benefit	2.9	1.5
Affiliate equity expense attributable to the non-controlling interests was $7.2 million and $5.3 million in the three months ended March 31, 2014 and 2015, respectively. As of December 31, 2014 and March 31, 2015, the Company had $71.1 million and $77.9 million, respectively, of unrecognized Affiliate equity expense, which will be recognized over a weighted average period of approximately four years (assuming no forfeitures). Of this unrecognized expense, $41.6 million and $50.5 million was attributable to the non-controlling interests, respectively.
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

Redeemable Non-controlling Interests
Balance, as of December 31, 2014	$645.5
Transactions in Redeemable non-controlling interests	(12.2)
Changes in redemption value	109.9
Balance, as of March 31, 2015	$743.2
During the three months ended March 31, 2014 and 2015, the Company acquired interests from, and transferred interests to, Affiliate management. The following schedule discloses the effect of changes in the Company's ownership interest in its Affiliates on the controlling interest's equity:

	For the Three Months Ended March 31,
	2014	2015
Net income (controlling interest)	$77.2	$128.0
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	(16.3)	(3.0)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$60.9	$125.0

12.	Income Taxes

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended March 31,
	2014	2015
Controlling interests:
Current tax	$30.3	$32.0
Intangible-related deferred taxes	16.9	20.4
Other deferred taxes	(1.6)	13.9
Total controlling interests	45.6	66.3
Non-controlling interests:
Current tax	$3.5	$3.5
Deferred taxes	(0.2)	(0.2)
Total non-controlling interests	3.3	3.3
Provision for income taxes	$48.9	$69.6
Income before income taxes (controlling interest)	$122.8	$194.3
Effective tax rate attributable to controlling interest(1)	37.1%	34.1%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
The Effective tax rate attributable to controlling interest was 37.1% and 34.1% for the three months ended March 31, 2014 and 2015, respectively. The decrease resulted primarily from the 2014 restructuring of certain non-U.S. entities and an indefinite reinvestment of $6.3 million of non-U.S. earnings in the three months ended March 31, 2015.
As of March 31, 2015, the Company carried a liability for uncertain tax positions of $27.7 million, including $1.8 million for interest and related charges. At March 31, 2015, this liability also included $25.5 million for tax positions that, if recognized, would affect the Company's effective tax rate.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2014	2015
Numerator
Net income (controlling interest)	$77.2	$128.0
Convertible securities interest expense, net	—	3.8
Net income (controlling interest), as adjusted	$77.2	$131.8
Denominator
Average shares outstanding (basic)	53.7	54.8
Effect of dilutive instruments:
Stock options and restricted stock	1.3	0.8
Forward equity	0.2	—
Junior convertible securities	—	2.2
Average shares outstanding (diluted)	55.2	57.8
The diluted earnings per share calculations in the table above exclude restricted stock units for which performance or market conditions have not yet been met and the anti-dilutive effect of the following shares:

	For the Three Months Ended March 31,
	2014	2015
Stock options and restricted stock	0.3	0.1
Junior convertible securities	3.7	—

14.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended March 31,
	2014			2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(8.8)	$—	$(8.8)	$(60.1)	$—	$(60.1)
Change in net realized and unrealized gain (loss) on derivative securities	0.3	(0.1)	0.2	2.8	(0.1)	2.7
Change in net unrealized gain (loss) on investment securities	(22.2)	8.4	(13.8)	14.2	(5.5)	8.7
Other comprehensive loss	$(30.7)	$8.3	$(22.4)	$(43.1)	$(5.6)	$(48.7)
The components of Accumulated other comprehensive income, net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities	Total
Balance, as of December 31, 2014	$(5.4)	$(1.6)	$22.9	$15.9
Other comprehensive income (loss) before reclassifications	(60.1)	2.4	8.6	(49.1)
Amounts reclassified from other comprehensive income	—	0.3	0.1	0.4
Net other comprehensive income (loss)	(60.1)	2.7	8.7	(48.7)
Balance, as of March 31, 2015	$(65.5)	$1.1	$31.6	$(32.8)

15.	Segment Information

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management has assessed and determined that the Company operates in three business segments representing the Company's three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following table summarizes the Company's financial results for each of the distribution channels:
Statements of Income

	For the Three Months Ended March 31, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$244.9	$291.9	$56.3	$593.1
Net income (controlling interest)	35.9	34.1	7.2	77.2

	For the Three Months Ended March 31, 2015
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$252.9	$318.3	$63.8	$635.0
Net income (controlling interest)	48.7	67.6	11.7	128.0

	Total Assets
	December 31, 2014	March 31, 2015
Institutional	$3,739.8	$3,417.2
Mutual Fund	3,082.0	3,253.9
High Net Worth	876.3	822.8
Total	$7,698.1	$7,493.9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks, uncertainties and assumptions, including, among others, those described in this Quarterly Report on Form 10-Q and the factors discussed under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
These factors (among others) could affect our financial performance and cause actual results to differ materially from historical earnings and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
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
As of March 31, 2015, we managed $632.2 billion in assets through our Affiliates (approximately $638 billion pro forma for the investment in Baker Street Advisors, which closed on April 1, 2015) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. We believe that our diversification across distribution channels, Affiliates, asset classes, investment styles and geographies helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

•
In the Institutional distribution channel, we manage assets for large institutional investors world-wide, including sovereign wealth funds, foundations, endowments and retirement plans for corporations and municipalities.

•
In the Mutual Fund distribution channel, we provide advisory or sub-advisory services to mutual funds, UCITS and other retail-oriented products. These funds are distributed to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces and bank trust departments.

•
In the High Net Worth distribution channel, we provide advisory services to ultra-high net worth individuals, family trusts and high net worth individuals through managed account relationships with intermediaries. Direct services to these clients include customized investment counseling, investment management and fiduciary services.

Our Structure and Relationship with Affiliates
We establish and maintain long-term partnerships with our Affiliates, believing that Affiliate equity ownership (along with our ownership) aligns our interests and provides a powerful incentive for the principal owners of our Affiliates to continue to grow their businesses. Our partnership approach allows for the principal owners of our Affiliates to retain equity sufficient to address their particular needs and to maintain operational autonomy in managing their businesses, thereby preserving their entrepreneurial culture and independence. Although the equity structure of each investment is tailored to meet the needs of a particular Affiliate, in all cases, we maintain a meaningful equity interest in the firm, with the remaining equity interests retained by Affiliate management.

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
Financial Results
For the three months ended March 31, 2015, Net income (controlling interest) was $128.0 million, and Earnings per share (diluted) was $2.28, representing a 63% increase over the prior year. For the three months ended March 31, 2014, Net income (controlling interest) was $77.2 million, and Earnings per share (diluted) was $1.40.
For the three months ended March 31, 2015, Economic net income (controlling interest) was $162.1 million, Economic earnings per share was $2.91, representing a 17% increase over the prior year, and EBITDA (controlling interest) was $221.0 million. For the three months ended March 31, 2014, Economic net income (controlling interest) was $137.9 million, Economic earnings per share was $2.48 and EBITDA (controlling interest) was $191.9 million. Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in "Supplemental Performance Measures."
For the twelve months ended March 31, 2015, our assets under management increased 14% to $632.2 billion. The increase was primarily the result of $37.2 billion from new investments, $19.8 billion from organic growth from net client cash flows and $15.2 billion from market changes.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended March 31,
(in millions, except as noted and per share data)	2014	2015	% Change
Assets under management (in billions)	$556.8	$632.2	14%
Average assets under management (in billions)	540.6	623.5	15%
Revenue	593.1	635.0	7%
Net income (controlling interest)	77.2	128.0	66%
Earnings per share (diluted)	1.40	2.28	63%
Economic net income (controlling interest)(1)	137.9	162.1	18%
Economic earnings per share(1)	2.48	2.91	17%
EBITDA (controlling interest)(1)	191.9	221.0	15%
___________________________

(1)
Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in "Supplemental Performance Measures."

Supplemental Performance Measures
Economic Net Income (controlling interest)
As supplemental information, we provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) an important measure of our financial performance, as we believe it best represents our operating performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net income (controlling interest) and Earnings per share (diluted), or any other GAAP measure of financial performance or liquidity.
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
Economic earnings per share represents Economic net income (controlling interest) divided by the average shares outstanding (adjusted diluted). In this calculation, the potential share issuance in connection with our convertible securities is measured using a "treasury stock" method. Under this method, only the net number of shares of common stock equal to the value of these securities in excess of par, if any, are deemed to be outstanding. We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of common stock) that occurs when these securities are converted and we are relieved of our debt obligation. This method does not take into account any increase or decrease in our cost of capital in an assumed conversion.
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended March 31,
(in millions, except per share data)	2014	2015
Net income (controlling interest)	$77.2	$128.0
Intangible amortization and impairments(1)	27.3	29.8
Intangible-related deferred taxes	16.9	20.4
Other economic items(2)	16.5	(16.1)
Economic net income (controlling interest)	$137.9	$162.1
Average shares outstanding (diluted)	55.2	57.8
Assumed issuance of junior convertible securities shares	—	(2.2)
Dilutive impact of junior convertible securities shares	0.4	0.1
Average shares outstanding (adjusted diluted)	55.6	55.7
Economic earnings per share	$2.48	$2.91
____________________________

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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2014	2015
Reported Intangible amortization and impairments	$27.4	$27.8
Intangible amortization (non-controlling interests)	(5.5)	(6.8)
Equity method intangible amortization	5.4	8.8
Total	$27.3	$29.8
____________________________

(2)
During the three months ended March 31, 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million ($11.6 million net of tax) upon redemption, which was included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income. During the three months ended March 31, 2015, we adjusted our estimate of our contingent payment obligations and, accordingly, recorded a pre-tax gain attributable to the controlling interest of $29.8 million ($18.5 million net of tax).

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
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2014	2015
Net income (controlling interest)	$77.2	$128.0
Interest expense	17.6	22.2
Imputed interest expense and contingent payment arrangements(1)	22.5	(27.2)
Income taxes	45.6	66.3
Depreciation and other amortization	1.7	1.9
Intangible amortization and impairments(2)	27.3	29.8
EBITDA (controlling interest)	$191.9	$221.0
___________________________

(1)
During the three months ended March 31, 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million upon redemption, which was included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income. During the three months ended March 31, 2015, we adjusted our estimate of our contingent payment obligations and, accordingly, recorded a pre-tax gain attributable to the controlling interest of $29.8 million.

(2)	See Note (1) to the table in the "Economic Net income (controlling interest)" section above.
Assets under Management
The following table presents changes in our Affiliates' reported assets under management by distribution channel:
Statement of Changes

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2014	$355.6	$188.4	$76.2	$620.2
Client cash inflows	13.0	13.8	3.4	30.2
Client cash outflows	(10.1)	(12.4)	(2.4)	(24.9)
Net client cash flows	2.9	1.4	1.0	5.3
Market changes	1.5	3.9	1.3	6.7
Other(1)	(0.0)	—	—	(0.0)
March 31, 2015	$360.0	$193.7	$78.5	$632.2

___________________________

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

	For the Three Months Ended March 31,
(in millions, except as noted)	2014	2015	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$302.8	$354.9	17%
Mutual Fund	170.1	190.7	12%
High Net Worth	67.7	77.9	15%
Total	$540.6	$623.5	15%
Consolidated Affiliates
Institutional	$179.1	$193.4	8%
Mutual Fund	134.7	150.1	11%
High Net Worth	52.7	61.7	17%
Total	$366.5	$405.2	11%
Revenue
Institutional	$244.9	$252.9	3%
Mutual Fund	291.9	318.3	9%
High Net Worth	56.3	63.8	13%
Total	$593.1	$635.0	7%
Net income (controlling interest)
Institutional	$35.9	$48.7	36%
Mutual Fund	34.1	67.6	98%
High Net Worth	7.2	11.7	63%
Total	$77.2	$128.0	66%
EBITDA (controlling interest)(1)
Institutional	$98.6	$109.0	11%
Mutual Fund	74.6	90.0	21%
High Net Worth	18.7	22.0	18%
Total	$191.9	$221.0	15%
____________________________

(1)	EBITDA (controlling interest) is a non-GAAP performance measure and is discussed in "Supplemental Performance Measures."
Results of Operations
Our Affiliate investments are generally structured as revenue sharing arrangements. When we own a controlling interest, we consolidate the Affiliate's results. Our discussion of revenue and operating expenses relates to our consolidated Affiliates.
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
In addition, certain Affiliate alternative and equity products bill on the basis of investment performance, typically on an absolute basis or relative to a benchmark ("performance fees"). Absolute basis products, which are primarily in the Institutional distribution channel, are often structured to have returns that are not directly correlated to changes in broader equity indices. Performance fees are typically billed less frequently than an asset-based fee and although performance fees inherently depend on investment performance and will vary from period to period, we anticipate performance fees will be a recurring component of our revenue.
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
Our revenue increased $41.9 million or 7% in the three months ended March 31, 2015, primarily from an 11% increase in average assets under management at our consolidated Affiliates. Increases in average assets under management from our 2014 investments in new Affiliates increased revenue $50.9 million or 8% and net client cash flows and market changes at existing Affiliates increased revenue $5.9 million or 1%. These increases were partially offset by a decline in our ratio of asset-based fees to average assets under management which reduced revenue by $14.9 million or 2%. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fees.
The following discusses the changes in our revenue by distribution channel.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel increased $8.0 million or 3% in the three months ended March 31, 2015, primarily from an 8% increase in average assets under management at our consolidated Affiliates. Increases in average assets under management from our 2014 investments in new Affiliates increased revenue $16.6 million or 6% and net client cash flows and market changes at existing Affiliates increased revenue $1.8 million or 1%. These increases were partially offset by a decline in our ratio of asset-based fees to average assets under management which reduced revenue by $10.4 million or 4%. The decline in our ratio of revenue to average assets under management resulted from changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fees.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $26.4 million or 9% in the three months ended March 31, 2015, primarily from an 11% increase in average assets under management at our consolidated Affiliates. Increases in average assets under management from our 2014 investments in new Affiliates increased revenue $29.1 million or 9%. Net client cash flows and market changes at existing Affiliates decreased revenue $2.7 million or less than 1%.
High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $7.5 million or 13% in the three months ended March 31, 2015, primarily from a 17% increase in average assets under management at our consolidated Affiliates. Increases in average assets under management from our 2014 investments in new Affiliates increased revenue $5.3 million or 8% and net client cash flows and market changes at existing Affiliates increased revenue $4.1 million or 7%. These increases were partially offset by a decline in our ratio of revenue to average assets under management which reduced revenue by $1.9 million or 2%. The decline in our ratio of asset-based fees to average assets under management resulted from changes in the composition of our assets under management within the channel, including decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in certain products that realize comparatively lower fees.

Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2014	2015
Compensation and related expenses	$235.7	$252.8	7%
Selling, general and administrative	122.3	108.7	(11)%
Intangible amortization and impairments	27.4	27.8	1%
Depreciation and other amortization	3.8	4.4	16%
Other operating expenses	9.9	9.9	—%
Total operating expenses	$399.1	$403.6	1%
A substantial portion of our operating expenses was incurred by our Affiliates, the majority of which was incurred by Affiliates with revenue sharing arrangements through the Operating Allocation.
Compensation and related expenses increased $17.1 million or 7% in the three months ended March 31, 2015, primarily as a result of increases in compensation expense from our 2014 investments in new Affiliates of $18.3 million. This increase was partially offset by a $0.7 million decrease in both compensation expense at existing Affiliates as well as Affiliate equity compensation expense.
Selling, general and administrative expenses decreased $13.6 million or 11% in the three months ended March 31, 2015, primarily from decreases in sub-advisory and distribution expenses of $8.8 million at our Affiliates in the Mutual Fund distribution channel and a decrease in acquisition-related professional fees of $3.1 million.
Intangible amortization and impairments increased $0.4 million or 1% in the three months ended March 31, 2015, primarily as a result of a $3.3 million increase in amortization resulting from our 2014 investments in new Affiliates, partially offset by a $2.9 million decrease in amortization from extant Affiliates.
Income from Equity Method Investments
When we own a minority investment and are required to use the equity method of accounting, we only recognize our share of these Affiliates' earnings net of intangible amortization. Accordingly, we have not consolidated these Affiliates' operating results (including their revenue). The following table summarizes our share of the profits from our equity method investments:

	For the Three Months Ended March 31,
(in millions)	2014	2015	% Change
Equity method earnings	$51.6	$61.9	20%
Equity method amortization	5.4	8.8	63%
Income from equity method investments	$46.2	$53.1	15%
Equity method earnings increased $10.3 million or 20% in the three months ended March 31, 2015, primarily as a result of our 2014 investments in new and existing Affiliates of $10.4 million, as well as increases in average assets under management at extant Affiliates. This increase was partially offset by a decline in performance fees. Equity method amortization increased $3.4 million or 63% in the three months ended March 31, 2015, primarily as a result of a $5.6 million increase in intangible amortization from our 2014 investments in new and existing Affiliates, partially offset by a $2.0 million decrease due to certain assets being fully amortized in 2014.
Other Income Statement Data
The following table summarizes other income statement data:

	For the Three Months Ended March 31,
(in millions)	2014	2015	% Change
Investment and other income	$8.2	$0.8	(90)%
Interest expense	17.6	22.2	26%
Imputed interest and contingent payment arrangements	22.5	(27.2)	(221)%
Income tax expense	48.9	69.6	42%
Investment and other income decreased $7.4 million or 90% in the three months ended March 31, 2015, principally as a result of decreases in the fair value of investments.
Interest expense increased $4.6 million or 26% in the three months ended March 31, 2015, primarily as a result of the issuance of our senior notes in February 2015 and 2014, which collectively increased interest expense by $4.3 million.
Imputed interest and contingent payment arrangements decreased $49.7 million or 221% in the three months ended March 31, 2015. This decrease was primarily a result of a $29.8 million gain on revaluation of contingent payment arrangements in the three months ended March 31, 2015 and an $18.8 million decrease in imputed interest expense from the settlement of our 2006 junior convertible securities in the three months ended March 31, 2014, which did not reoccur in the three months ended March 31, 2015.
Income tax expense increased $20.7 million or 42% in the three months ended March 31, 2015, principally from an increase in Income before income taxes attributable to the controlling interest. This increase was offset by a decrease in our effective tax rate from 37.1% to 34.1%, primarily from the 2014 restructuring of certain non-U.S. entities and an indefinite reinvestment of $6.3 million of non-U.S. earnings in the three months ended March 31, 2015.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Three Months Ended March 31,
(in millions)	2014	2015	% Change
Net income	$159.4	$220.7	38%
Net income (non-controlling interests)	82.2	92.7	13%
Net income (controlling interest)	77.2	128.0	66%
Liquidity and Capital Resources
During the three months ended March 31, 2015, we met our cash requirements primarily through cash generated by operating activities and the proceeds from the issuance of the 2025 senior notes, which were used to pay down our Senior bank debt. Our principal uses of cash were to repurchase shares of our common stock and make distributions to Affiliate partners.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, share repurchases, payment of principal and interest on outstanding debt, settlement of our junior convertible securities and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our senior unsecured revolving credit facility (the "credit facility") and proceeds from any forward equity transactions, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $550.6 million and $438.2 million at December 31, 2014 and March 31, 2015, respectively. During the three months ended March 31, 2015, we did not provide for U.S. federal and state income taxes on approximately $6.3 million of undistributed earnings of our foreign entities. Such earnings are considered indefinitely reinvested outside the United States.
The following summarizes our cash flow activity for the three months ended March 31, 2014 and 2015.

	For the Three Months Ended March 31,
(in millions)	2014	2015
Operating cash flow	$297.7	$119.1
Investing cash flow	(114.3)	(4.3)
Financing cash flow	94.1	(217.5)

Operating Cash Flow
The decrease in cash flows from operations in the three months ended March 31, 2015 resulted principally from a $132.6 million decrease in payables, accrued liabilities and other liabilities and a $54.4 million decrease in distributions from equity method investments.
Investing Cash Flow
Net cash flow used in investing activities decreased $110.0 million in the three months ended March 31, 2015, primarily due to a decrease in investments in Affiliates of $108.9 million.
Financing Cash Flow
Net cash flow used in financing activities increased $311.6 million in the three months ended March 31, 2015, primarily as a result of a $243.6 million decrease in net borrowings of senior debt and a $197.8 million increase in repurchases of common stock in the three months ended March 31, 2015, partially offset by a $104.4 million decrease in distributions to non-controlling interests.
The following table summarizes certain key financial data relating to our outstanding indebtedness:

(in millions)	December 31, 2014	March 31, 2015
Senior bank debt	$855.0	$535.0
Senior notes	736.8	1,084.2
Convertible securities	303.1	303.6
Senior Bank Debt
We have a $1.25 billion credit facility, which matures in April 2018, and a $250.0 million five-year senior unsecured term loan which matures in 2019. As of March 31, 2015, the outstanding balance under the credit facility was $285.0 million.
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
Senior Notes
On February 13, 2015, we issued $350.0 million aggregate principal amount of 3.50% senior unsecured notes due 2025. The 2025 senior notes pay interest semi-annually and may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture limits our ability to consolidate, merge or sell all or substantially all of our assets. The net proceeds were used to repay existing borrowings under our credit facility.
Forward Equity
Under a forward equity agreement, we had $252.8 million remaining notional amount of shares of our common stock that we may elect to sell as of March 31, 2015.

Affiliate Equity
Many of our operating agreements provide us with a conditional right to call and Affiliate partners the conditional right to put their retained equity interests at certain intervals. In cases where we own a minority interest, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate's cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
Our current redemption value of $743.2 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $75.0 million of Affiliate equity during 2015, and, in such event, will own the cash flow associated with any equity repurchased.
Commitments
We have committed to co-invest in certain investment partnerships. As of March 31, 2015, these unfunded commitments totaled approximately $66.4 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $19.3 million of these commitments if they are called.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $276.0 million through 2017. In 2015, we expect to make payments of $40.0 million associated with these contingent arrangements.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015 (see Item 5 of this Quarterly Report on Form 10-Q). We repurchased 0.7 million shares during the three months ended March 31, 2015 at an average price per share of $213.86.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2015. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Contractual Obligations(1)
Senior bank debt	$535.0	$—	$—	$535.0	$—
Senior notes	1,779.2	29.7	98.7	98.7	1,552.1
Junior convertible securities	935.6	16.6	44.4	44.4	830.2
Leases	232.3	25.3	60.7	52.6	93.7
Affiliate equity	16.8	16.8	—	—	—
Derivative instruments	35.8	34.9	0.9	—	—
Total contractual obligations	$3,534.7	$123.3	$204.7	$730.7	$2,476.0
Contingent Obligations
Contingent payment obligations(2)	$57.4	$40.0	$17.4	$—	$—
___________________________

(1)
This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships (of $27.7 million and $66.4 million, respectively), as we cannot predict when such obligations will be paid.

(2)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2015 is approximately $119.3 million and $156.7 million in periods thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2015. Please refer to Item 7A in our 2014 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
January 1-31, 2015	9,500	$203.80	9,500	1,028,600
February 1-28, 2015	484,100	214.04	484,100	544,500
March 1-31, 2015	207,888	213.91	207,888	336,612
Total	701,488	213.86	701,488
____________________________
(1) In October 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million shares of our common stock. We repurchased 0.7 million shares during the three months ended March 31, 2015. As of March 31, 2015, 0.3 million shares remained available for repurchase under this program, which does not expire. In May 2015, our Board of Directors authorized an additional share repurchase program pursuant to which we may purchase up to 3.0 million additional shares of our common stock. The timing and amount of repurchases under these programs are determined at the discretion of management.

Item 5.	Other Information
On May 5, 2015, our Board of Directors authorized an additional share repurchase program pursuant to which we may repurchase up to 3.0 million shares of our issued and outstanding shares of common stock. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative instruments. This additional authorization, combined with the remaining shares available for repurchase under our existing program as of March 31, 2015, provides for an aggregate of 3.3 million shares available for repurchase under our share repurchase programs, which do not expire.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 5, 2015	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan.
31.1	Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014, (ii) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Equity for the three month period ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three month period ended March 31, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

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