Form 10-Q
period 2015-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2015-08-04
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

QuickLinks -- Click here to rapidly navigate through this document

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 54,284,042 shares of the registrant’s common stock outstanding on July 30, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$636.3	$646.6	$1,229.4	$1,281.6
Operating expenses:
Compensation and related expenses	272.6	292.2	508.3	544.9
Selling, general and administrative	122.8	114.3	245.1	223.0
Intangible amortization and impairments	28.1	28.1	55.5	55.9
Depreciation and other amortization	4.1	4.6	7.9	9.0
Other operating expenses	10.3	12.2	20.2	22.1
	437.9	451.4	837.0	854.9
Operating income	198.4	195.2	392.4	426.7
Income from equity method investments	54.7	60.1	100.9	113.2
Other non-operating (income) and expenses:
Investment and other income	(8.4)	(16.0)	(16.6)	(16.7)
Interest expense	20.0	22.5	37.7	44.7
Imputed interest expense and contingent payment arrangements	2.4	(13.2)	24.8	(40.4)
	14.0	(6.7)	45.9	(12.4)
Income before income taxes	239.1	262.0	447.4	552.3
Income taxes	61.1	72.1	110.0	141.7
Net income	178.0	189.9	337.4	410.6
Net income (non-controlling interests)	(78.9)	(61.2)	(161.2)	(153.9)
Net income (controlling interest)	$99.1	$128.7	$176.2	$256.7
Average shares outstanding (basic)	55.4	54.6	54.6	54.7
Average shares outstanding (diluted)	56.6	57.5	55.9	57.7
Earnings per share (basic)	$1.79	$2.36	$3.23	$4.70
Earnings per share (diluted)	$1.75	$2.31	$3.15	$4.58
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Net income	$178.0	$189.9	$337.4	$410.6
Other comprehensive income (loss):
Foreign currency translation adjustment	20.4	48.5	11.6	(11.6)
Change in net realized and unrealized gain on derivative securities, net of tax	0.1	(0.7)	0.3	2.0
Change in net unrealized gain (loss) on investment securities, net of tax	5.1	47.9	(8.7)	56.6
Other comprehensive income	25.6	95.7	3.2	47.0
Comprehensive income	203.6	285.6	340.6	457.6
Comprehensive income (non-controlling interests)	(82.6)	(44.4)	(165.1)	(151.2)
Comprehensive income (controlling interest)	$121.0	$241.2	$175.5	$306.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2014	June 30, 2015
Assets
Cash and cash equivalents	$550.6	$488.5
Receivables	425.9	482.0
Investments in marketable securities	172.6	261.5
Other investments	167.2	165.7
Fixed assets, net	95.4	97.8
Goodwill	2,652.8	2,670.0
Acquired client relationships, net	1,778.4	1,749.8
Equity method investments in Affiliates	1,783.5	1,692.1
Other assets	71.7	71.4
Total assets	$7,698.1	$7,678.8
Liabilities and Equity
Payables and accrued liabilities	$808.3	$632.0
Senior bank debt	855.0	475.0
Senior notes	736.8	1,084.3
Convertible securities	303.1	304.1
Deferred income taxes	491.7	572.9
Other liabilities	214.5	229.4
Total liabilities	3,409.4	3,297.7
Commitments and contingencies (Note 6)
Redeemable non-controlling interests	645.5	744.3
Equity:
Common stock	0.6	0.6
Additional paid-in capital	672.2	501.3
Accumulated other comprehensive income	31.8	76.1
Retained earnings	2,163.3	2,420.0
	2,867.9	2,998.0
Less: Treasury stock, at cost	(240.9)	(346.9)
Total stockholders' equity	2,627.0	2,651.1
Non-controlling interests	1,016.2	985.7
Total equity	3,643.2	3,636.8
Total liabilities and equity	$7,698.1	$7,678.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2013	53.9	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	—	176.2	—	161.2	337.4
Share-based compensation	—	—	15.2	—	—	—	—	15.2
Common stock issued under share-based incentive plans	—	—	(87.2)	—	—	66.0	—	(21.2)
Tax benefit from share-based incentive plans	—	—	44.9	—	—	—	—	44.9
Settlement of senior convertible securities	1.9	0.1	276.4	—	—	—	—	276.5
Forward equity	—	—	(45.0)	—	—	—	—	(45.0)
Investments in Affiliates	—	—	—	—	—	—	116.6	116.6
Affiliate equity activity	—	—	(35.2)	—	—	—	13.8	(21.4)
Distributions to non-controlling interests	—	—	—	—	—	—	(345.5)	(345.5)
Other comprehensive income (loss)	—	—	—	(0.7)	—	—	3.9	3.2
June 30, 2014	55.8	$0.6	$649.0	$73.3	$1,887.4	$(65.4)	$960.4	$3,505.3

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2014	55.8	$0.6	$672.2	$31.8	$2,163.3	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	256.7	—	153.9	410.6
Share-based compensation	—	—	17.0	—	—	—	—	17.0
Common stock issued under share-based incentive plans	—	—	(123.4)	—	—	172.7	—	49.3
Tax benefit from share-based incentive plans	—	—	42.3	—	—	—	—	42.3
Affiliate equity activity	—	—	(106.8)	—	—	—	42.9	(63.9)
Share repurchases	—	—	—	—	—	(278.7)	—	(278.7)
Distributions to non-controlling interests	—	—	—	—	—	—	(230.0)	(230.0)
Other comprehensive income (loss)	—	—	—	44.3	—	—	2.7	47.0
June 30, 2015	55.8	$0.6	$501.3	$76.1	$2,420.0	$(346.9)	$985.7	$3,636.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2014	2015
Cash flow from (used in) operating activities:
Net income	$337.4	$410.6
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	55.5	55.9
Depreciation and other amortization	7.9	9.0
Deferred income tax provision	30.3	59.7
Imputed interest expense and contingent payment arrangements	24.8	(40.4)
Income from equity method investments, net of amortization	(100.9)	(113.2)
Distributions received from equity method investments	254.5	222.7
Share-based compensation and Affiliate equity expense	61.1	67.1
Other non-cash items	1.8	(2.6)
Changes in assets and liabilities:
Increase in receivables	(53.6)	(54.3)
(Increase) decrease in other assets	(3.5)	(5.2)
Increase (decrease) in payables, accrued liabilities and other liabilities	10.6	(138.8)
Cash flow from operating activities	625.9	470.5
Cash flow from (used in) investing activities:
Investments in Affiliates	(534.0)	(32.0)
Purchase of fixed assets	(10.5)	(11.7)
Purchase of investment securities	(8.3)	(4.8)
Sale of investment securities	7.3	18.2
Cash flow used in investing activities	(545.5)	(30.3)
Cash flow from (used in) financing activities:
Borrowings of senior debt	986.5	523.3
Repayments of senior debt and convertible securities	(815.6)	(556.0)
Issuance of common stock	24.0	53.2
Repurchase of common stock	—	(314.8)
Note and contingent payments	10.4	9.4
Distributions to non-controlling interests	(345.5)	(230.0)
Affiliate equity issuances and repurchases	(33.4)	(25.1)
Excess tax benefit from share-based compensation	44.6	42.3
Settlement of forward equity sale agreement	(45.0)	—
Other financing items	(5.0)	(3.3)
Cash flow used in financing activities	(179.0)	(501.0)
Effect of foreign exchange rate changes on cash and cash equivalents	3.2	(1.3)
Net decrease in cash and cash equivalents	(95.4)	(62.1)
Cash and cash equivalents at beginning of period	469.6	550.6
Cash and cash equivalents at end of period	$374.2	$488.5
Supplemental disclosure of non-cash financing activities:
Settlement of 2006 junior convertible securities	$217.8	$—
Stock issued under incentive plans	63.3	10.7
Stock received in settlement of liability	44.7	3.6
Payables recorded under contingent payment arrangements	—	30.9
Payables recorded for Affiliate equity repurchases	20.9	54.9
Payables recorded for share repurchases	—	11.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Recent Accounting Developments
In February 2015, the Financial Accounting Standard Board (the “FASB”) issued a new standard that amended the current consolidation guidance. The new standard changes the analysis required to determine whether an entity is a variable interest entity and should be consolidated. The new standard is effective for interim and fiscal periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact of this new standard on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard aimed at reducing diversity in the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented on the balance sheet as a deduction from the related debt. The new standard is effective for interim and fiscal periods beginning after December 15, 2015, and early adoption is permitted. The Company does not anticipate that this new standard will have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard amending the disclosure requirements for investments in certain entities that calculate net asset value per share.  The new standard removes, from the fair value hierarchy, investments for which the net asset value is used as a practical measure of fair value.  The new standard is effective for interim and fiscal periods beginning after December 15, 2015, and early adoption is permitted.  The Company is evaluating the impact of this new standard on its financial statement disclosures.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2014 and June 30, 2015 were $172.6 million and $261.5 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2014 and June 30, 2015:

	Available-for-Sale		Trading
	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015
Cost	$125.6	$113.3	$19.5	$20.1
Unrealized Gains	42.8	126.4	2.9	4.4
Unrealized Losses	(18.1)	(2.6)	(0.1)	(0.1)
Fair Value	$150.3	$237.1	$22.3	$24.4
There were no significant realized gains or losses on investments classified as available-for-sale or trading for the three and six months ended June 30, 2014. In the six months ended June 30, 2015, there were $7.9 million of realized gains on investments classified as available-for-sale, all of which occurred in the three months ended June 30, 2015. These gains were recorded in Investment and other income. There were no significant realized gains or losses on investments classified as trading in the three and six months ended June 30, 2015.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Variable Interest Entities
The Company’s consolidated Affiliates act as investment managers for certain investment funds that are considered variable interest entities (“VIEs”). These Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates’ exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at December 31, 2014 and June 30, 2015. These Affiliates do not have any investment performance guarantees to these VIEs.
Consolidated Affiliates are not the primary beneficiary of any of these VIEs as their involvement is limited to that of a service provider, and their investment, if any, represents an insignificant interest in the relevant fund’s assets under management. Since these Affiliates’ variable interests will not absorb the majority of the variability of the VIE’s net assets, these entities are not consolidated.
The net assets and liabilities of these unconsolidated VIEs and the Company’s maximum risk of loss are as follows:

	December 31, 2014		June 30, 2015
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$8,550.4	$1.2	$6,510.3	$1.3

5.	Senior Debt
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
The Company has committed to co-invest in certain investment partnerships. As of June 30, 2015, these unfunded commitments were $80.8 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $18.6 million of these commitments if they are called.
Under past acquisition agreements, the Company is contingently liable, upon achievement of specified financial targets, to make payments of up to $223.1 million through 2019. As of June 30, 2015, the Company expected to make payments of $9.9 million (the net present value of which totaled $6.7 million) to settle these obligations. We do not expect to make any payments associated with these contingent arrangements during the remainder of 2015.

7.	Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$59.1	$59.1	$—	$—
Investments in marketable securities(1)
Trading securities	22.3	22.3	—	—
Available-for-sale securities	150.3	150.3	—	—
Other investments	167.2	13.6	19.4	134.2
Financial Liabilities
Contingent payment arrangements(2)	$59.3	$—	$—	$59.3
Obligations to related parties(2)	93.1	—	—	93.1
Interest rate swaps	1.4	—	1.4	—
Foreign currency forward contracts	0.5	—	0.5	—

		Fair Value Measurements
	June 30, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$37.8	$37.8	$—	$—
Investments in marketable securities(1)
Trading securities	24.4	24.4	—	—
Available-for-sale securities	237.1	237.1	—	—
Other investments	165.7	24.3	8.0	133.4
Foreign currency forward contracts	1.5	—	1.5	—
Financial Liabilities
Contingent payment arrangements(2)	$6.7	$—	$—	$6.7
Obligations to related parties(2)	127.3	—	—	127.3
Interest rate swaps	0.9	—	0.9	—
Foreign currency forward contracts	0.2	—	0.2	—
__________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities in the accompanying Consolidated Balance Sheets.
The following are descriptions of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds which are classified as Level 1.
Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates that are valued using net asset value (“NAV”). Publicly traded securities and investments in daily redeeming funds that calculate NAVs are classified as Level 1.
Other investments consist primarily of funds advised by Affiliates and are valued using NAV. Investments in daily redeeming funds that calculate NAVs are classified as Level 1. Investments in funds that permit redemptions monthly or quarterly are classified as Level 2. Investments in funds that are subject to longer redemption restrictions are classified as

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3. The fair value of Level 3 assets is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).
Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company’s investments in consolidated Affiliates. The significant unobservable inputs that are used in the fair value measurement of these obligations are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation.
Obligations to related parties include agreements to repurchase Affiliate equity and liabilities offsetting certain investments that are held by the Company but economically attributable to a related party. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).
Interest rate swaps and foreign currency forward contracts use model-derived valuations in which all significant inputs are observable in active markets to determine fair value.
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no transfers of financial assets or liabilities between Level 1 and Level 2 in the three and six months ended June 30, 2014 and 2015.
Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2014 and 2015:

	For the Three Months Ended June 30,
	2014						2015
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$135.9		$53.2		$131.9		$133.8		$31.5		$86.1
Net gains/losses	5.1	(1)	1.9	(2)	1.9	(3)	2.4	(1)	(13.8)	(2)	2.5	(3)
Purchases and issuances	3.1		—		1.6		3.7		6.5		51.0
Settlements and reductions	(4.6)		—		(37.0)		(6.5)		(17.5)		(12.3)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$139.5		$55.1		$98.4		$133.4		$6.7		$127.3

Net unrealized gains/losses relating to instruments still held at the reporting date	$5.8	(1)	$1.9	(2)	$1.4	(3)	$4.8	(1)	$(13.8)	(2)	$(0.2)	(3)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30,
	2014						2015
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$131.8		$50.2		$76.9		$134.2		$59.3		$93.1
Net gains/losses	10.9	(1)	4.9	(2)	4.4	(3)	(1.8)	(1)	(41.6)	(2)	2.4	(3)
Purchases and issuances	6.9		—		61.0		6.2		6.5		67.8
Settlements and reductions	(10.1)		—		(43.9)		(11.7)		(17.5)		(36.0)
Net transfers in and/or out of Level 3	—		—		—		6.5		—		—
Balance, end of period	$139.5		$55.1		$98.4		$133.4		$6.7		$127.3

Net unrealized gains/losses relating to instruments still held at the reporting date	$12.7	(1)	$4.9	(2)	$2.4	(3)	$3.6	(1)	$(41.6)	(2)	$(4.2)	(3)
___________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

(2)	Accretion and changes to the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.

(3)
Gains and losses associated with agreements to repurchase Affiliate equity are recorded in Imputed interest expense and contingent payment arrangements. Gains and losses related to liabilities offsetting certain investments are recorded in Investment and other income.

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2014	Range at December 31, 2014	Fair Value at June 30, 2015	Range at June 30, 2015
Contingent payment arrangements	Discounted cash flow	Growth rates	$59.3	6%	$6.7	5% - 10%
		Discount rates		15%		16%
Affiliate equity obligations	Discounted cash flow	Growth rates	21.5	5% - 9%	58.3	2% - 11%
		Discount rates		15% - 16%		12% - 16%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2014 and June 30, 2015, the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

	December 31, 2014		June 30, 2015
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$134.2	$67.8	$133.4	$80.8
Other funds(2)	75.8	—	87.5	—
	$210.0	$67.8	$220.9	$80.8
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

Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of Cash and cash equivalents, Receivables, and Payables and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of Senior bank debt approximates fair value because the debt has variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2014		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$736.8	$786.2	$1,084.3	$1,092.2	Level 2
Convertible securities	303.1	532.1	304.1	517.0	Level 2

8.	Intangible Assets
Consolidated Affiliates
The following tables present the change in Goodwill and components of Acquired client relationships during the six months ended June 30, 2015:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2014	$1,159.1	$1,125.3	$368.4	$2,652.8
New investments(1)	1.6	—	27.4	29.0
Foreign currency translation	(13.3)	10.6	(9.1)	(11.8)
Balance, as of June 30, 2015	$1,147.4	$1,135.9	$386.7	$2,670.0

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2014	$1,255.1	$(565.0)	$690.1	$1,088.3	$1,778.4
New investments(1)	23.6	—	23.6	—	23.6
Intangible amortization and impairments	—	(55.9)	(55.9)	—	(55.9)
Foreign currency translation	(0.1)	—	(0.1)	3.8	3.7
Balance, as of June 30, 2015	$1,278.6	$(620.9)	$657.7	$1,092.1	$1,749.8
__________________________

(1)	On April 1, 2015, the Company completed its investment in Baker Street Advisors, LLC.
Definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2015, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expenses for these relationships of $28.1 million and $55.5 million for the three and six months ended June 30, 2014, respectively, as compared to $28.1 million and $55.9 million for the three and six months ended June 30, 2015, respectively. Based on relationships existing as of June 30, 2015, the Company estimates that its consolidated annual amortization expense will be approximately $120.0 million for each of the next five years, assuming no additional investments in new Affiliates.
On July 13, 2015, the Company announced that it will acquire a majority equity interest in myCIO Wealth Partners, LLC (“myCIO”).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Method Investments in Affiliates
The intangible assets at the Company’s equity method Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of June 30, 2015, the definite-lived relationships were being amortized over a weighted average life of approximately fourteen years. The Company recognized amortization expense for these relationships of $8.9 million and $14.3 million for the three and six months ended June 30, 2014, respectively, as compared to $8.7 million and $17.5 million for the three and six months ended June 30, 2015, respectively. Based on relationships existing as of June 30, 2015, the Company estimates the annual amortization expense will be approximately $34.1 million in 2015 and $31.9 million in each of 2016, 2017, 2018 and 2019. In the three months ended June 30, 2015, goodwill and acquired client relationships associated with equity method investments increased by $24.4 million related to a contingent payment obligation.
On December 26, 2014, the Company completed an additional investment in AQR Capital Management Holdings, LLC. The Company’s purchase price allocation is provisional and may be revised upon completion.

9.	Share-Based Compensation
A summary of share-based compensation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Share-based compensation	$8.7	$9.1	$15.2	$17.1
Tax benefit	3.4	3.5	5.8	6.6
There was $56.8 million and $86.3 million of unrecognized share-based compensation as of December 31, 2014 and June 30, 2015, respectively, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2014	2.3	$83.42
Options granted	0.0	199.86
Options exercised	(0.9)	65.60
Options forfeited	(0.0)	101.29
Unexercised options outstanding—June 30, 2015	1.4	94.29	2.5
Exercisable at June 30, 2015	1.3	91.76	2.4
Restricted Stock
The following table summarizes the transactions of the Company’s restricted stock units:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2014	0.4	$182.83
Units granted	0.3	197.93
Units vested	(0.2)	174.19
Units forfeited	(0.0)	190.76
Unvested units—June 30, 2015	0.5	192.10

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the 0.3 million units granted in January 2015, 0.2 million contained service-based vesting conditions and the remaining 0.1 million vest if both a requisite service period and certain performance conditions have been satisfied. The fair values of the awards were based on the closing price of the Company’s common stock on the date of grant and will be recognized as compensation expense over a service period of four years.

10.	Affiliate Equity
A summary of Affiliate equity expense is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Affiliate equity expense	$30.7	$40.7	$45.9	$50.0
Tax benefit	4.3	1.1	7.2	2.6
Affiliate equity expense attributable to the non-controlling interests was $19.7 million and $27.2 million in the three and six months ended June 30, 2014, respectively, as compared to $37.9 million and $43.3 million in the three and six months ended June 30, 2015, respectively. As of December 31, 2014 and June 30, 2015, the Company had $71.1 million and $81.3 million, respectively, of unrecognized Affiliate equity expense, which will be recognized over a weighted average period of approximately four years (assuming no forfeitures). Of this unrecognized expense, $41.6 million and $56.6 million was attributable to the non-controlling interests, respectively.
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

Redeemable Non-controlling Interests
Balance, as of December 31, 2014	$645.5
Transactions in Redeemable non-controlling interests	(61.8)
Changes in redemption value	160.6
Balance, as of June 30, 2015	$744.3
During the three and six months ended June 30, 2014 and 2015, the Company acquired interests from, and transferred interests to, Affiliate management. The following schedule discloses the effect of changes in the Company’s ownership interest in its Affiliates on the controlling interest’s equity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Net income (controlling interest)	$99.1	$128.7	$176.2	$256.7
Increase (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity	2.8	(28.6)	(13.5)	(31.6)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$101.9	$100.1	$162.7	$225.1

11.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Controlling interests:
Current tax	$42.3	$43.4	$72.6	$75.4
Intangible-related deferred taxes	18.4	20.7	35.3	41.1
Other deferred taxes	(3.0)	5.1	(4.6)	18.9
Total controlling interests	57.7	69.2	103.3	135.4
Non-controlling interests:
Current tax	$3.6	$3.1	$7.1	$6.6
Deferred taxes	(0.2)	(0.2)	(0.4)	(0.3)
Total non-controlling interests	3.4	2.9	6.7	6.3
Provision for income taxes	$61.1	$72.1	$110.0	$141.7
Income before income taxes (controlling interest)	$156.8	$197.9	$279.5	$392.1
Effective tax rate attributable to controlling interest(1)	36.8%	35.0%	37.0%	34.5%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
The Effective tax rate attributable to controlling interest was 36.8% and 37.0% for the three and six months ended June 30, 2014, respectively, as compared to 35.0% and 34.5% for the three and six months ended June 30, 2015, respectively. The decrease resulted primarily from an indefinite reinvestment of $6.3 million and $12.5 million of non-U.S. earnings in the three and six months ended June 30, 2015, respectively.
As of June 30, 2015, the Company carried a liability for uncertain tax positions of $27.6 million, including $1.9 million for interest and related charges. At June 30, 2015, this liability also included $25.5 million for tax positions that, if recognized, would affect the Company’s effective tax rate.
The Company periodically has tax examinations in the U.S. and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.

12.	Derivative Financial Instruments
From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements and certain of its Affiliates seek to offset their exposure to changing foreign currency rates by entering into derivative contracts.
The following table summarizes the interest rate swap agreements outstanding at June 30, 2015:

						Fair Value(1)
	Notional Amount	Paying	Receiving	Start Date	Expiration Date	December 31, 2014	June 30, 2015
Counterparty A	$25.0	1.67%	3-Month LIBOR	October 2010	October 2015	$(0.3)	$(0.1)
Counterparty A	$25.0	1.65%	3-Month LIBOR	October 2010	October 2015	(0.3)	(0.1)
Counterparty B	$25.0	1.59%	3-Month LIBOR	October 2010	October 2015	(0.2)	(0.1)
Counterparty B	$25.0	2.14%	3-Month LIBOR	October 2010	October 2017	(0.6)	(0.6)
__________________________

(1)
Aggregate fair values of $1.4 million and $0.9 million at December 31, 2014 and June 30, 2015, respectively, are presented within Other liabilities. The Company posted collateral with its counterparties of $1.7 million.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Affiliates entered into foreign currency forward contracts to hedge projected cash flows denominated in currencies other than their functional currency. The following table summarizes the foreign currency forward contracts outstanding at June 30, 2015:

					Fair Value(1)
	Paying	Receiving	Start Date	Expected Settlement	December 31, 2014	June 30, 2015
Counterparty C	€15.8	$19.2	December 2014	Quarterly 2015	$0.3	$1.5
Counterparty C	$7.5	£4.7	September 2014	Monthly 2015	(0.8)	(0.2)
Counterparty C	£2.0	$3.1	June 2015	July 2015	—	0.0
__________________________

(1)
The fair values of receivables and payables related to outstanding hedge contracts are presented within Other assets and Other liabilities, respectively. These amounts are expected to be reclassified into earnings within the next twelve months.

During the three and six months ended June 30, 2015, the Company realized $1.1 million and $1.4 million, respectively, of gains and $0.5 million and $1.1 million, respectively, of losses upon the settlement of certain foreign currency forward contracts. Such realized gains and losses are presented gross in the Consolidated Statements of Income within Revenue, Investment and other income or Operating expenses.

13.	Earnings Per Share
The calculation of basic earnings per share is based on the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the dilutive effect of the potential issuance of incremental shares of the Company’s common stock. The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Numerator
Net income (controlling interest)	$99.1	$128.7	$176.2	$256.7
Convertible securities interest expense, net	—	3.8	—	7.6
Net income (controlling interest), as adjusted	$99.1	$132.5	$176.2	$264.3
Denominator
Average shares outstanding (basic)	55.4	54.6	54.6	54.7
Effect of dilutive instruments:
Stock options and restricted stock	1.2	0.7	1.2	0.8
Forward equity	0.0	—	0.1	—
Junior convertible securities	—	2.2	—	2.2
Average shares outstanding (diluted)	56.6	57.5	55.9	57.7
The diluted earnings per share calculations in the table above exclude restricted stock units for which performance or market conditions have not yet been met and the anti-dilutive effect of the following shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Stock options and restricted stock	0.2	0.1	0.2	0.1
Junior convertible securities	2.2	—	2.9	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended June 30,
	2014			2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$20.4	$—	$20.4	$48.5	$—	$48.5
Change in net realized and unrealized gain (loss) on derivative securities	0.2	(0.1)	0.1	(0.6)	(0.1)	(0.7)
Change in net unrealized gain (loss) on investment securities	8.3	(3.2)	5.1	76.5	(28.6)	47.9
Other comprehensive loss	$28.9	$(3.3)	$25.6	$124.4	$(28.7)	$95.7

	For the Six Months Ended June 30,
	2014			2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$11.6	$—	$11.6	$(11.6)	$—	$(11.6)
Change in net realized and unrealized gain (loss) on derivative securities	0.5	(0.2)	0.3	2.2	(0.2)	2.0
Change in net unrealized gain (loss) on investment securities	(13.9)	5.2	(8.7)	90.7	(34.1)	56.6
Other comprehensive income (loss)	$(1.8)	$5.0	$3.2	$81.3	$(34.3)	$47.0

The components of Accumulated other comprehensive income (loss), net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities(1)	Total
Balance, as of December 31, 2014	$(5.4)	$(1.6)	$22.9	$15.9
Other comprehensive income (loss) before reclassifications	(11.6)	1.4	48.7	38.5
Amounts reclassified from other comprehensive income	—	0.6	7.9	8.5
Net other comprehensive income (loss)	(11.6)	2.0	56.6	47.0
Balance, as of June 30, 2015	$(17.0)	$0.4	$79.5	$62.9
________________________

(1)	See Note 3 of the Consolidated Financial Statements for amounts reclassified from Other comprehensive income.

15.	Segment Information
Management has assessed and determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following table summarizes the Company’s financial results for each of the distribution channels:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2014		2015
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$265.2	$48.4	$255.4	$59.6
Mutual Fund	310.0	41.2	323.0	56.1
High Net Worth	61.1	9.5	68.2	13.0
Total	$636.3	$99.1	$646.6	$128.7

	For the Six Months Ended June 30,
	2014		2015
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$510.1	$84.3	$508.3	$108.3
Mutual Fund	601.9	75.3	641.3	123.8
High Net Worth	117.4	16.6	132.0	24.6
Total	$1,229.4	$176.2	$1,281.6	$256.7

	Total Assets
	December 31, 2014	June 30, 2015
Institutional	$3,739.8	$3,512.2
Mutual Fund	3,082.0	3,246.8
High Net Worth	876.3	919.8
Total	$7,698.1	$7,678.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks, uncertainties and assumptions, including, among others, those described in this Quarterly Report on Form 10-Q and the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” We pursue a growth strategy designed to generate shareholder value through the growth of our existing Affiliates, as well as through additional investments in boutique investment management firms. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations.
As of June 30, 2015, we managed $642.7 billion in assets (approximately $650 billion including a pending investment) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. We believe that our diversification across distribution channels, Affiliates, asset classes, investment styles and geographies helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

•
In the Institutional distribution channel, we manage assets for large institutional investors worldwide, including sovereign wealth funds, foundations, endowments and retirement plans for corporations and municipalities.

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

The contractual structures of our investments vary from Affiliate to Affiliate, reflecting our tailored partnership approach. Where we own a majority of the equity interests of a firm, we typically use structures referred to as revenue sharing arrangements where a percentage of revenue is allocable to fund operating expenses, including compensation (the “Operating Allocation”), while the remaining revenue (the “Owners’ Allocation”) is allocable to us and Affiliate management. In other revenue sharing arrangements, we own a minority interest that allocates a percentage of the Affiliate’s revenue to us, with the remaining revenue available to the Affiliate to pay operating expenses and profit distributions to the other owners. Under our revenue sharing arrangements, our contractual share of revenue generally has priority over allocations to Affiliate management. Certain of our Affiliates operate under profit-based arrangements through which we receive a distribution of net profits, rather than a percentage of revenue through a typical revenue sharing agreement. As a result, we participate in increases or decreases in the margin of such firms. From time to time, we may consider changes to the structure of our relationship with an Affiliate in order to better support the Affiliate’s growth strategy.
Financial Results
For the three and six months ended June 30, 2015, Net income (controlling interest) was $128.7 million and $256.7 million, respectively, compared to $99.1 million and $176.2 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, Earnings per share (diluted) was $2.31 and $4.58, respectively, compared to $1.75 and $3.15 for the three and six months ended June 30, 2014, respectively.
For the three and six months ended June 30, 2015, Economic net income (controlling interest) was $171.4 million and $333.5 million, respectively, Economic earnings per share was $3.08 and $5.99, respectively, and EBITDA (controlling interest) was $239.2 million and $460.1 million, respectively. For the three and six months ended June 30, 2014, Economic net income (controlling interest) was $149.8 million and $287.7 million, respectively, Economic earnings per share was $2.65 and $5.13, respectively, and EBITDA (controlling interest) was $211.9 million and $403.8 million, respectively. Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”
For the twelve months ended June 30, 2015, our assets under management increased 6% to $642.7 billion. The increase was primarily the result of $23.2 billion from new investments and $16.9 billion from organic growth from net client cash flows. These increases were partially offset by a $7.9 billion decrease in market changes.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in millions, except as noted and per share data)	2014	2015	% Change	2014	2015	% Change
Assets under management (in billions)	$606.8	$642.7	6%	$606.8	$642.7	6%
Average assets under management (in billions)	584.5	646.9	11%	562.6	635.2	13%
Revenue	636.3	646.6	2%	1,229.4	1,281.6	4%
Net income (controlling interest)	99.1	128.7	30%	176.2	256.7	46%
Earnings per share (diluted)	1.75	2.31	32%	3.15	4.58	45%
Economic net income (controlling interest)(1)	149.8	171.4	14%	287.7	333.5	16%
Economic earnings per share(1)	2.65	3.08	16%	5.13	5.99	17%
EBITDA (controlling interest)(1)	211.9	239.2	13%	403.8	460.1	14%
___________________________

(1)
Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”

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
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of intangible amortization (including equity method intangible amortization) and impairments, deferred taxes related to intangible assets, and other economic items which include non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back intangible amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expenses and reductions or increases in contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
Economic earnings per share represents Economic net income (controlling interest) divided by the average shares outstanding (adjusted diluted). In this calculation, the potential share issuance in connection with our convertible securities is measured using a “treasury stock” method. Under this method, only the net number of shares of common stock equal to the value of these securities in excess of par, if any, are deemed to be outstanding. We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of common stock) that occurs when these securities are converted and we are relieved of our debt obligation. This method does not take into account any increase or decrease in our cost of capital in an assumed conversion.
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2014	2015	2014	2015
Net income (controlling interest)	$99.1	$128.7	$176.2	$256.7
Intangible amortization and impairments(1)	30.8	30.0	58.1	59.8
Intangible-related deferred taxes	18.4	20.7	35.3	41.1
Other economic items(2)	1.5	(8.0)	18.1	(24.1)
Economic net income (controlling interest)	$149.8	$171.4	$287.7	$333.5
Average shares outstanding (diluted)	56.6	57.5	55.9	57.7
Assumed issuance of junior convertible securities shares	—	(2.2)	—	(2.2)
Dilutive impact of junior convertible securities shares	—	0.3	0.2	0.2
Average shares outstanding (adjusted diluted)	56.6	55.6	56.1	55.7
Economic earnings per share	$2.65	$3.08	$5.13	$5.99
____________________________

(1)
Our reported intangible amortization includes amortization attributable to our non-controlling interests, amounts not added back to Net income (controlling interest) to measure our Economic net income (controlling interest). Further, for our equity method Affiliates, we do not separately report revenue or expenses (including intangible amortization) in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Income from equity method investments.

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2014	2015	2014	2015
Reported Intangible amortization and impairments	$28.1	$28.1	$55.5	$55.9
Intangible amortization (non-controlling interests)	(6.2)	(6.8)	(11.7)	(13.6)
Equity method intangible amortization	8.9	8.7	14.3	17.5
Total	$30.8	$30.0	$58.1	$59.8

____________________________

(2)
During the six months ended June 30, 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million ($11.6 million net of tax) upon redemption. During the three and six months ended June 30, 2015, we adjusted our estimate of our contingent payment obligations and, accordingly, recorded a gain attributable to the controlling interest of $15.0 million ($9.3 million net of tax) and $44.7 million ($27.8 million net of tax), respectively. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

EBITDA (controlling interest)
As supplemental information, we also provide a non-GAAP measure referred to as EBITDA (controlling interest). EBITDA (controlling interest) represents the controlling interest’s operating performance before our share of interest expense, income taxes, depreciation and amortization. We believe that many investors use this information when comparing the financial performance of companies in the investment management industry. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or any other GAAP measure of financial performance or liquidity.
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2014	2015	2014	2015
Net income (controlling interest)	$99.1	$128.7	$176.2	$256.7
Interest expense	20.0	22.5	37.7	44.7
Imputed interest expense and contingent payment arrangements(1)	2.4	(13.2)	24.8	(40.4)
Income taxes	57.7	69.2	103.3	135.4
Depreciation and other amortization	1.9	2.0	3.7	3.9
Intangible amortization and impairments(2)	30.8	30.0	58.1	59.8
EBITDA (controlling interest)	$211.9	$239.2	$403.8	$460.1
___________________________

(1)
During the six months ended June 30, 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million upon redemption. During the three and six months ended June 30, 2015, we adjusted our estimate of our contingent payment obligations and, accordingly, recorded a gain attributable to the controlling interest of $15.0 million and $44.7 million, respectively. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

(2)	See Note (1) to the table in the “Economic Net income (controlling interest)” section above.
Assets under Management
The following table presents changes in our reported assets under management by distribution channel:
Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
March 31, 2015	$360.0	$193.7	$78.5	$632.2
Client cash inflows	16.2	12.4	3.2	31.8
Client cash outflows	(10.1)	(14.5)	(3.1)	(27.7)
Net client cash flows	6.1	(2.1)	0.1	4.1
New Investments	0.7	—	5.2	5.9
Market changes	(0.7)	0.3	0.5	0.1
Other	0.4	(0.0)	(0.0)	0.4
June 30, 2015	$366.5	$191.9	$84.3	$642.7

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2014	$355.6	$188.4	$76.2	$620.2
Client cash inflows	29.2	26.2	6.7	62.1
Client cash outflows	(20.2)	(26.9)	(5.6)	(52.7)
Net client cash flows	9.0	(0.7)	1.1	9.4
New Investments	0.7	—	5.2	5.9
Market changes	0.8	4.2	1.8	6.8
Other	0.4	(0.0)	(0.0)	0.4
June 30, 2015	$366.5	$191.9	$84.3	$642.7
The distribution channel analysis presented in the following table is based on average assets under management. For the Mutual Fund distribution channel, average assets under management represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, average assets under management reflect the billing patterns of particular client accounts. For example, assets under management for an account that bills in advance is presented in the table on the basis of beginning-of-period assets under management while an account that bills in arrears is reflected on the basis of end-of-period assets under management. Assets under management attributable to any investment in new Affiliates are included on a weighted average basis for the period from the closing date of the respective investment. We believe that this analysis more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2014	2015	% Change	2014	2015	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$331.7	$366.2	10%	$317.2	$360.5	14%
Mutual Fund	178.6	195.7	10%	174.4	193.2	11%
High Net Worth	74.2	85.0	15%	71.0	81.5	15%
Total	$584.5	$646.9	11%	$562.6	$635.2	13%
Consolidated Affiliates
Institutional	$187.4	$195.8	4%	$183.2	$194.6	6%
Mutual Fund	141.7	150.8	6%	138.2	150.5	9%
High Net Worth	57.1	68.0	19%	54.9	64.8	18%
Total	$386.2	$414.6	7%	$376.3	$409.9	9%
Revenue
Institutional	$265.2	$255.4	(4)%	$510.1	$508.3	(0)%
Mutual Fund	310.0	323.0	4%	601.9	641.3	7%
High Net Worth	61.1	68.2	12%	117.4	132.0	12%
Total	$636.3	$646.6	2%	$1,229.4	$1,281.6	4%
Net income (controlling interest)
Institutional	$48.4	$59.6	23%	$84.3	$108.3	28%
Mutual Fund	41.2	56.1	36%	75.3	123.8	64%
High Net Worth	9.5	13.0	37%	16.6	24.6	48%
Total	$99.1	$128.7	30%	$176.2	$256.7	46%
EBITDA (controlling interest)(1)
Institutional	$112.9	$122.0	8%	$211.5	$230.8	9%
Mutual Fund	78.4	92.4	18%	153.0	182.5	19%
High Net Worth	20.6	24.8	20%	39.3	46.8	19%
Total	$211.9	$239.2	13%	$403.8	$460.1	14%
____________________________

(1)	EBITDA (controlling interest) is a non-GAAP performance measure and is discussed in “Supplemental Performance Measures.”
Results of Operations
Our Affiliate investments are generally structured as revenue sharing arrangements. When we own a controlling interest, we consolidate the Affiliate’s results. Our discussion of revenue and operating expenses relates to our consolidated Affiliates.
When we own a minority interest and are required to use the equity method of accounting, we do not consolidate the operating results of these firms (including their revenue). Our share of these firms’ earnings (net of intangible amortization) is reported in Income from equity method investments.
Revenue
We derive most of our revenue from asset-based and performance fees from investment management services. Asset-based fees are typically determined as a percentage fee charged on the value of a client’s assets under management. Performance fees are billed based upon investment performance, typically on an absolute basis or relative to a benchmark, primarily on our liquid and illiquid alternative and equity products.
Performance fees are typically billed less frequently than asset-based fees and although performance fees inherently depend on investment performance and will vary from period to period, we anticipate performance fees will be a recurring component of our revenue.

Our revenue is generally determined by the level of our average assets under management and the composition of our assets across our distribution channels and products within our distribution channels, which realize different fee rates. Our ratio of asset-based fees to average assets under management is calculated as asset-based fees divided by average assets under management and may change as a result of new investments, client cash flows, market changes or changes in contractual fees. Therefore, changes in this ratio should not necessarily be viewed as an indicator of changes in contractual fee rates billed by our Affiliates to their clients.
Our revenue increased $10.3 million or 2% in the three months ended June 30, 2015, primarily from a 7% increase in average assets under management. Average assets under management increased as a result of our 2014 and 2015 investments in new Affiliates, which increased asset-based fees $42.7 million or 7%. The increase in asset-based fees from the increase in average assets under management was partially offset by a decline in performance fees of $12.3 million or 2% and a change in the composition of our assets under management, which decreased asset-based fees $11.6 million or 2%.
Our revenue increased $52.2 million or 4% in the six months ended June 30, 2015, primarily from a 9% increase in average assets under management as a result of our 2014 and 2015 investments in new Affiliates and increases at existing Affiliates, which increased asset-based fees $94.0 million or 7%. The increase in asset-based fees resulting from an increase in average assets under management was partially offset by a change in the composition of our asset under management, which decreased asset-based fees $26.6 million or 2%, and a decline in performance fees of $13.9 million or 1%.
Changes in the composition of our assets under management for the three and six months ended June 30, 2015 were due primarily to decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in products that realize comparatively lower fee rates.
The following discusses the changes in our revenue by distribution channel.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel decreased $9.8 million or 4% in the three months ended June 30, 2015, primarily from a decline in performance fees of $12.7 million or 5% and changes in the composition of our assets under management, which decreased asset-based fees $6.1 million or 2%. These decreases were partially offset by an increase average assets under management from our 2014 and 2015 investments in new Affiliates, which increased asset-based fees $12.1 million or 5%.
Our revenue in the Institutional distribution channel decreased $1.8 million in the six months ended June 30, 2015, primarily from changes in the composition of our assets under management, which decreased asset-based fees $16.6 million or 3%, and a decline in performance fees of $14.2 million or 3%. These decreases were partially offset by an increase in average assets under management as a result of our 2014 and 2015 investments in new Affiliates, which increased asset-based fees $28.5 million or 6%.
Changes in the composition of our assets under management for the three and six months ended June 30, 2015 were due primarily to decreases in assets under management in certain products that realize comparatively higher fee rates and increases in assets under management in products that realize comparatively lower fee rates.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel increased $13.0 million or 4% in the three months ended June 30, 2015, primarily from a 6% increase in average assets under management. Average assets under management increased as a result of our 2014 and 2015 investments in new Affiliates, which increased asset-based fees $25.5 million or 8% and was partially offset by a decline in average assets under management at existing Affiliates, which decreased asset-based fees $12.3 million or 4%.
Our revenue in the Mutual Fund distribution channel increased $39.4 million or 7% in the six months ended June 30, 2015, primarily from a 9% increase in average assets under management. Average assets under management increased as a result of our 2014 and 2015 investments in new Affiliates, which increased asset-based fees $55.1 million or 9%, and was partially offset by decline in average assets under management at existing Affiliates, which decreased asset-based fees $15.2 million or 2%.
High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $7.1 million or 12% in the three months ended June 30, 2015, primarily from a 19% increase in average assets under management at new and existing Affiliates, which increased asset-based fees $9.1 million or 13%.

Our revenue in the High Net Worth distribution channel increased $14.6 million or 12% in the six months ended June 30, 2015, primarily from an 18% increase in average assets under management at new and existing Affiliates, which increased asset-based fees $18.3 million or 14%.
In the three and six month periods ended June 30, 2015, the increases in asset-based fees were not directly correlated to the increase in average assets under management as our 2014 and 2015 investments in new Affiliates had lower fee rates than the average fee rate for existing Affiliates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2014	2015		2014	2015
Compensation and related expenses	$272.6	$292.2	7%	$508.3	$544.9	7%
Selling, general and administrative	122.8	114.3	(7)%	245.1	223.0	(9)%
Intangible amortization and impairments	28.1	28.1	—%	55.5	55.9	1%
Depreciation and other amortization	4.1	4.6	12%	7.9	9.0	14%
Other operating expenses	10.3	12.2	18%	20.2	22.1	9%
Total operating expenses	$437.9	$451.4	3%	$837.0	$854.9	2%
A substantial portion of our Compensation and related, Selling, general and administrative and Other operating expenses were incurred by our Affiliates and therefore, attributable to the non-controlling interest. The majority of these expenses were incurred by Affiliates with revenue sharing arrangements through the Operating Allocation.
Compensation and related expenses increased $19.6 million or 7% in the three months ended June 30, 2015, primarily as a result of an increase in compensation expense from our 2014 and 2015 investments in new Affiliates of $16.8 million and a $10.3 million increase in Affiliate equity compensation expense. These increases were partially offset by a decrease in compensation expense at existing Affiliates of $7.1 million. All of these changes primarily relate to the non-controlling interests.
Compensation and related expenses increased $36.6 million or 7% in the six months ended June 30, 2015, primarily as a result of an increase in compensation expense from our 2014 and 2015 investments in new Affiliates of $31.6 million and from an increase in Affiliate equity compensation expense of $7.5 million. These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $8.5 million or 7% in the three months ended June 30, 2015, primarily from a decrease in sub-advisory and distribution expenses of $14.6 million at existing Affiliates in the Mutual Fund distribution channel. This decrease was partially offset by increases from our 2014 and 2015 investments in new Affiliates of $5.4 million.
Selling, general and administrative expenses decreased $22.1 million or 9% in the six months ended June 30, 2015, primarily from decreases in sub-advisory and distribution expenses of $26.2 million at our Affiliates in the Mutual Fund distribution channel and a $4.7 million decrease in acquisition-related professional fees. These decreases were partially offset by increases from our 2014 and 2015 investments in new Affiliates of $12.9 million.
Intangible amortization and impairments remained constant for the three months ended June 30, 2015, primarily as a result of a $2.3 million increase in amortization resulting from our 2014 and 2015 investments in new Affiliates, offset by a $1.6 million decrease in amortization for existing Affiliates combined with a $0.7 million decrease due to certain assets being fully amortized.
Intangible amortization and impairments increased $0.4 million or 1% in the six months ended June 30, 2015, primarily as a result of a $5.5 million increase in amortization resulting from our 2014 and 2015 investments in new Affiliates, partially offset by a $5.1 million decrease in amortization from existing Affiliates.
Income from Equity Method Investments

When we own a minority interest and are required to use the equity method of accounting, we only recognize our share of these Affiliates’ earnings net of intangible amortization. Accordingly, we have not consolidated these Affiliates’ operating results (including their revenue). The following table summarizes our share of the profits from our equity method investments:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2014	2015	% Change	2014	2015	% Change
Equity method earnings	$63.6	$68.8	8%	$115.2	$130.7	13%
Equity method intangible amortization	8.9	8.7	(2)%	14.3	17.5	22%
Income from equity method investments	$54.7	$60.1	10%	$100.9	$113.2	12%
Equity method earnings increased $5.2 million or 8% in the three months ended June 30, 2015, primarily as a result of our additional investment in an existing Affiliate, as well as increases in average assets under management. These increases were partially offset by a decline in performance fees. Equity method intangible amortization decreased $0.2 million or 2% in the three months ended June 30, 2015, primarily as a result of a $2.1 million decrease due to certain assets being fully amortized in 2014, partially offset by a $1.9 million increase in amortization from our 2014 investments in new and additional investment in existing Affiliates.
Equity method earnings increased $15.5 million or 13% in the six months ended June 30, 2015, primarily as a result of our 2014 investments in new and existing Affiliates, as well as increases in average assets under management. These increases were partially offset by a decline in performance fees. Equity method intangible amortization increased $3.2 million or 22% in the six months ended June 30, 2015, primarily as a result of a $7.5 million increase in amortization from our 2014 investments in new and additional investment in existing Affiliates, partially offset by a $4.1 million decrease due to certain assets being fully amortized in 2014.
Other Non-Operating (Income) and Expenses
The following table summarizes Other non-operating (income) and expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2014	2015	% Change	2014	2015	% Change
Investment and other income	$(8.4)	$(16.0)	90%	$(16.6)	$(16.7)	1%
Interest expense	20.0	22.5	13%	37.7	44.7	19%
Imputed interest expense and contingent payment arrangements	2.4	(13.2)	N.M.(1)	24.8	(40.4)	N.M.(1)
Income taxes	61.1	72.1	18%	110.0	141.7	29%
____________________________

(1)	Percentage change is not meaningful.
Investment and other income increased $7.6 million or 90% and $0.1 million or 1% in the three and six months ended June 30, 2015, respectively, principally as a result of $7.9 million of realized gains on the sale of available-for-sale securities. For the six months ended June 30, 2015, the $7.9 million of realized gains on the sale of available-for-sale securities was offset by a decrease in the fair value of investments of $7.0 million.
Interest expense increased $2.5 million or 13% and $7.0 million or 19% in the three and six months ended June 30, 2015, respectively, primarily as a result of the issuance of our senior notes in February 2015, which increased interest expense by $2.8 million and $4.7 million, respectively. For the six months ended June 30, 2015, interest expense also increased by $2.2 million as a result of the issuance of our senior notes in February 2014.

Imputed interest and contingent payment arrangements decreased $15.6 million in the three months ended June 30, 2015. This decrease was primarily a result of a $15.0 million gain on the revaluation of contingent payment arrangements.
Imputed interest and contingent payment arrangements decreased $65.2 million in the six months ended June 30, 2015. This decrease was primarily a result of a $44.7 million gain on the revaluation of contingent payment arrangements and an $18.8 million decrease in imputed interest expense from the settlement of our 2006 junior convertible securities which did not reoccur in the six months ended June 30, 2015.

Income tax expense increased $11.0 million or 18% and $31.7 million or 29% in the three and six months ended June 30, 2015, respectively, principally from an increase in Income before income taxes attributable to the controlling interest. This increase was offset by a decrease in our effective tax rate of 1.8% in the three months ended June 30, 2015 and 2.5% in the six months ended June 30, 2015, primarily from the 2014 restructuring of certain non-U.S. entities and an indefinite reinvestment of non-U.S. earnings of $6.3 million and $12.5 million for the three and six month periods, respectively.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2014	2015	% Change	2014	2015	% Change
Net income	$178.0	$189.9	7%	$337.4	$410.6	22%
Net income (non-controlling interests)	78.9	61.2	(22)%	161.2	153.9	(5)%
Net income (controlling interest)	99.1	128.7	30%	176.2	256.7	46%
Liquidity and Capital Resources
During the six months ended June 30, 2015, we met our cash requirements primarily through cash generated by operating activities and the proceeds from the issuance of the 2025 senior notes, which were used to pay down our Senior bank debt. Our principal uses of cash were to repurchase shares of our common stock and make distributions to Affiliate partners.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, share repurchases, payment of principal and interest on outstanding debt, settlement of our junior convertible securities and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our senior unsecured revolving credit facility (the “credit facility”) and proceeds from any forward equity transactions, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $550.6 million and $488.5 million at December 31, 2014 and June 30, 2015, respectively. During the six months ended June 30, 2015, we did not provide for U.S. federal and state income taxes on approximately $12.5 million of undistributed earnings of our foreign entities. Such earnings are considered indefinitely reinvested outside the United States.
The following summarizes our cash flow activity for the six months ended June 30, 2014 and 2015.

	For the Six Months Ended June 30,
(in millions)	2014	2015
Operating cash flow	$625.9	$470.5
Investing cash flow	(545.5)	(30.3)
Financing cash flow	(179.0)	(501.0)

Operating Cash Flow
The decrease in cash flows from operations in the six months ended June 30, 2015 resulted principally from a $149.4 million decrease in payables, accrued liabilities and other liabilities.
Investing Cash Flow
Net cash flow used in investing activities decreased $515.2 million in the six months ended June 30, 2015, primarily due to a decrease in investments in Affiliates of $502.0 million.
Financing Cash Flow
Net cash flow used in financing activities increased $322.0 million in the six months ended June 30, 2015, primarily as a result of a $314.8 million increase in repurchases of common stock and a $203.6 million decrease in net borrowings of senior debt in the six months ended June 30, 2015, partially offset by a $115.5 million decrease in distributions to non-controlling interests and a $45.0 million decrease in the settlement of the forward equity sale agreement.

The following table summarizes certain key financial data relating to our outstanding indebtedness:

(in millions)	December 31, 2014	June 30, 2015
Senior bank debt	$855.0	$475.0
Senior notes	736.8	1,084.3
Convertible securities	303.1	304.1
Senior Bank Debt
We have a $1.25 billion credit facility, which matures in April 2018, and a $250.0 million five-year senior unsecured term loan, which matures in 2019. As of June 30, 2015, the outstanding balance under the credit facility was $225.0 million.
The credit facility and term loan contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, liens, cash dividends, asset dispositions, fundamental corporate changes and certain customary events of default. We were in compliance with all terms of both our credit facility and term loan. We could borrow all remaining capacity under our credit facility and continue to be in compliance.
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
Forward Equity
Under a forward equity agreement, we had $252.8 million remaining notional amount of shares of our common stock that we may elect to sell as of June 30, 2015.
Affiliate Equity
Many of our agreements provide us with a conditional right to call and Affiliate partners and our officers with the conditional right to put their retained equity interests at certain intervals. In cases where we own a minority interest, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate management partners are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
Our current redemption value of $744.3 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we expect to repurchase approximately $125.0 million of Affiliate equity during 2015, and, in such event, will own the cash flow associated with any equity repurchased.
Commitments
We have committed to co-invest in certain investment partnerships. As of June 30, 2015, these unfunded commitments totaled approximately $80.8 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $18.6 million of these commitments if they are called.
Under past acquisition agreements, we are contingently liable, upon achievement of specified financial targets, to make payments of up to $223.1 million through 2019. In the remainder of 2015, we do not expect to make any payments associated with these contingent arrangements.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015. We repurchased 1.3 million shares during the six months ended June 30, 2015 at an average price per share of $217.91.

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2015. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Contractual Obligations(1)
Senior bank debt	$475.0	$—	$—	$475.0	$—
Senior notes	1,773.8	24.3	98.7	98.7	1,552.1
Junior convertible securities	930.1	11.1	44.4	44.4	830.2
Leases	252.2	18.3	67.9	59.2	106.8
Affiliate equity	58.3	58.3	—	—	—
Derivative instruments	29.8	28.9	0.9	—	—
Total contractual obligations	$3,519.2	$140.9	$211.9	$677.3	$2,489.1
Contingent Obligations
Contingent payment obligations(2)	$9.9	$—	$3.4	$6.5	$—
___________________________

(1)
This table does not include liabilities for uncertain tax positions or commitments to co-invest in certain investment partnerships of $27.6 million and $80.8 million, respectively, as we cannot predict when such obligations will be paid.

(2)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2015 is approximately $51.8 million and $171.3 million in periods thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2015. Please refer to Item 7A in our 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that (i) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
April 1-30, 2015	—	$—	—	336,612
May 1-31, 2015	332,816	223.16	332,816	3,003,796
June 1-30, 2015	244,881	222.37	244,881	2,758,915
Total	577,697	222.82	577,697
____________________________
(1) In October 2011 and May 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 2.0 million and 3.0 million shares, respectively, of our common stock. We repurchased 0.6 million shares during the three months ended June 30, 2015. As of June 30, 2015, 2.8 million shares remained available for repurchase under the May 2015 program, which does not expire.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 4, 2015	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Equity for the six month period ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six month period ended June 30, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

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