Form 10-Q
period 2015-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2015-11-09
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
There were 54,036,984 shares of the registrant’s common stock outstanding on November 2, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$640.3	$613.1	$1,869.7	$1,894.7
Operating expenses:
Compensation and related expenses	258.1	243.7	766.5	788.7
Selling, general and administrative	114.4	107.5	359.5	330.5
Intangible amortization and impairments	28.7	30.5	84.2	86.4
Depreciation and other amortization	4.5	4.5	12.3	13.5
Other operating expenses	10.4	11.7	30.6	33.8
	416.1	397.9	1,253.1	1,252.9
Operating income	224.2	215.2	616.6	641.8
Income from equity method investments	48.4	57.9	149.3	171.2
Other non-operating (income) and expenses:
Investment and other (income) expense	(2.6)	0.1	(19.2)	(16.6)
Interest expense	19.0	23.6	56.7	68.2
Imputed interest expense and contingent payment arrangements	2.8	0.3	27.6	(40.0)
	19.2	24.0	65.1	11.6
Income before income taxes	253.4	249.1	700.8	801.4
Income taxes	63.5	56.8	173.4	198.5
Net income	189.9	192.3	527.4	602.9
Net income (non-controlling interests)	(86.7)	(83.3)	(247.9)	(237.2)
Net income (controlling interest)	$103.2	$109.0	$279.5	$365.7
Average shares outstanding (basic)	55.6	54.2	54.9	54.5
Average shares outstanding (diluted)	58.8	57.0	56.1	57.4
Earnings per share (basic)	$1.86	$2.01	$5.09	$6.71
Earnings per share (diluted)	$1.82	$1.98	$4.98	$6.57
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Net income	$189.9	$192.3	$527.4	$602.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(34.2)	(46.1)	(22.6)	(57.9)
Change in net realized and unrealized gain on derivative securities, net of tax	0.3	(0.6)	0.6	1.6
Change in net unrealized gain (loss) on investment securities, net of tax	4.1	(53.1)	(4.6)	3.5
Other comprehensive loss	(29.8)	(99.8)	(26.6)	(52.8)
Comprehensive income	160.1	92.5	500.8	550.1
Comprehensive income (non-controlling interests)	(77.4)	(72.1)	(242.5)	(228.7)
Comprehensive income (controlling interest)	$82.7	$20.4	$258.3	$321.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2014	September 30, 2015
Assets
Cash and cash equivalents	$550.6	$541.7
Receivables	425.9	466.2
Investments in marketable securities	172.6	171.8
Other investments	167.2	158.3
Fixed assets, net	95.4	106.9
Goodwill	2,652.8	2,647.3
Acquired client relationships, net	1,778.4	1,699.7
Equity method investments in Affiliates	1,783.5	1,669.9
Other assets	71.7	73.4
Total assets	$7,698.1	$7,535.2
Liabilities and Equity
Payables and accrued liabilities	$808.3	$699.3
Senior bank debt	855.0	410.0
Senior notes	736.8	1,084.5
Convertible securities	303.1	304.7
Deferred income taxes	491.7	547.5
Other liabilities	214.5	188.0
Total liabilities	3,409.4	3,234.0
Commitments and contingencies (Note 6)
Redeemable non-controlling interests	645.5	695.3
Equity:
Common stock	0.6	0.6
Additional paid-in capital	672.2	540.3
Accumulated other comprehensive income (loss)	31.8	(12.5)
Retained earnings	2,163.3	2,529.0
	2,867.9	3,057.4
Less: Treasury stock, at cost	(240.9)	(396.9)
Total stockholders' equity	2,627.0	2,660.5
Non-controlling interests	1,016.2	945.4
Total equity	3,643.2	3,605.9
Total liabilities and equity	$7,698.1	$7,535.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2013	53.9	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	—	279.5	—	247.9	527.4
Share-based compensation	—	—	22.2	—	—	—	—	22.2
Common stock issued under share-based incentive plans	—	—	(110.2)	—	—	101.3	—	(8.9)
Tax benefit from share-based incentive plans	—	—	58.9	—	—	—	—	58.9
Settlement of senior convertible securities	1.9	0.1	276.4	—	—	—	—	276.5
Share repurchases	—	—	—	—	—	(51.7)	—	(51.7)
Forward equity	—	—	(45.0)	—	—	—	—	(45.0)
Investments in Affiliates	—	—	—	—	—	—	117.1	117.1
Affiliate equity activity	—	—	(50.9)	—	—	—	16.6	(34.3)
Distributions to non-controlling interests	—	—	—	—	—	—	(468.3)	(468.3)
Other comprehensive loss	—	—	—	(21.2)	—	—	(5.4)	(26.6)
September 30, 2014	55.8	$0.6	$631.3	$52.8	$1,990.7	$(81.8)	$918.3	$3,511.9

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2014	55.8	$0.6	$672.2	$31.8	$2,163.3	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	365.7	—	237.2	602.9
Share-based compensation	—	—	25.5	—	—	—	—	25.5
Common stock issued under share-based incentive plans	—	—	(125.9)	—	—	175.9	—	50.0
Tax benefit from share-based incentive plans	—	—	43.1	—	—	—	—	43.1
Share repurchases	—	—	—	—	—	(331.9)	—	(331.9)
Affiliate equity activity	—	—	(74.6)	—	—	—	37.4	(37.2)
Distributions to non-controlling interests	—	—	—	—	—	—	(336.9)	(336.9)
Other comprehensive loss	—	—	—	(44.3)	—	—	(8.5)	(52.8)
September 30, 2015	55.8	$0.6	$540.3	$(12.5)	$2,529.0	$(396.9)	$945.4	$3,605.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2014	2015
Cash flow from (used in) operating activities:
Net income	$527.4	$602.9
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	84.2	86.4
Depreciation and other amortization	12.3	13.5
Deferred income tax provision	48.3	77.0
Imputed interest expense and contingent payment arrangements	27.6	(40.0)
Income from equity method investments, net of amortization	(149.3)	(171.2)
Amortization of issuance costs	5.7	6.9
Distributions received from equity method investments	315.4	293.4
Share-based compensation and Affiliate equity expense	82.2	84.7
Other non-cash items	(0.9)	(6.3)
Changes in assets and liabilities:
Increase in receivables	(95.1)	(25.0)
(Increase) decrease in other assets	(6.8)	0.4
Increase (decrease) in payables, accrued liabilities and other liabilities	179.4	(66.5)
Cash flow from operating activities	1,030.4	856.2
Cash flow from (used in) investing activities:
Investments in Affiliates	(534.4)	(50.0)
Purchase of fixed assets	(13.7)	(25.5)
Purchase of investment securities	(16.8)	(9.4)
Sale of investment securities	13.9	22.5
Cash flow used in investing activities	(551.0)	(62.4)
Cash flow from (used in) financing activities:
Borrowings of senior debt	1,016.5	933.3
Repayments of senior debt and convertible securities	(895.6)	(1,031.0)
Issuance of common stock	37.9	54.0
Repurchase of common stock	(51.7)	(379.6)
Note and contingent payments	12.1	16.4
Distributions to non-controlling interests	(468.3)	(336.9)
Affiliate equity issuances and repurchases	(44.8)	(85.7)
Excess tax benefit from share-based compensation	58.6	43.1
Settlement of forward equity sale agreement	(45.0)	—
Other financing items	(5.2)	(8.5)
Cash flow used in financing activities	(385.5)	(794.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.3)	(7.8)
Net decrease in cash and cash equivalents	90.6	(8.9)
Cash and cash equivalents at beginning of period	469.6	550.6
Cash and cash equivalents at end of period	$560.2	$541.7
Supplemental disclosure of non-cash financing activities:
Settlement of 2006 junior convertible securities	$217.8	$—
Stock issued under incentive plans	63.6	10.7
Stock received in settlement of liability	44.7	3.6
Payables recorded under contingent payment arrangements	—	12.9
Payables recorded for Affiliate equity repurchases	20.5	32.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
In February 2015, the Financial Accounting Standard Board (the “FASB”) issued a new standard that amended the current consolidation guidance. The new standard changes the analysis required to determine whether an entity is a variable interest entity and should be consolidated. The new standard is effective for interim and fiscal periods beginning after December 15, 2015. The Company is evaluating the impact of this new standard on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard to reduce diversity in the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented on the balance sheet as a deduction from the related debt. The new standard is effective for interim and fiscal periods beginning after December 15, 2015. The Company does not anticipate that this new standard will have a material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard amending the disclosure requirements for investments in certain entities that calculate net asset value per share.  The new standard removes, from the fair value hierarchy, investments for which the net asset value is used as a practical measure of fair value.  The new standard is effective for interim and fiscal periods beginning after December 15, 2015.  The Company is evaluating the impact of this new standard on its financial statement disclosures.

In September 2015, the FASB issued a new standard requiring an acquirer to recognize and disclose adjustments to provisional purchase price allocations, performed in connection with business combinations, in the reporting period that the adjustments are determined. The new standard is effective for interim and fiscal periods beginning after December 15, 2015. The Company is evaluating the impact of this new standard on its Consolidated Financial Statements.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2014 and September 30, 2015 were $172.6 million and $171.8 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading at December 31, 2014 and September 30, 2015:

	Available-for-Sale		Trading
	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015
Cost	$125.6	$106.4	$19.5	$21.9
Unrealized Gains	42.8	47.0	2.9	1.9
Unrealized Losses	(18.1)	(3.8)	(0.1)	(1.6)
Fair Value	$150.3	$149.6	$22.3	$22.2
For each of the three and nine months ended September 30, 2014, there were $1.8 million of realized gains on investments classified as available-for-sale. In the three and nine months ended September 30, 2015, there were $0.7 million and $8.7 million of realized gains on investments classified as available-for-sale, respectively. These gains were recorded in Investment

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other income. There were no significant realized gains or losses on investments classified as trading in the three and nine months ended September 30, 2014 and September 30, 2015.

4.	Variable Interest Entities
The Company’s consolidated Affiliates act as investment managers for certain investment funds that are considered variable interest entities (“VIEs”). These Affiliates are entitled to receive management fees and may be eligible, under certain circumstances, to receive performance fees. The Affiliates’ exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were material at December 31, 2014 and September 30, 2015. These Affiliates do not have any investment performance guarantees to these VIEs.
Consolidated Affiliates are not the primary beneficiaries of any of these VIEs as their involvement is limited to that of a service provider, and their investment, if any, represents an insignificant interest in the relevant fund’s assets under management. Since these Affiliates’ variable interests will not absorb the majority of the variability of the VIE’s net assets, these entities are not consolidated.
The net assets and liabilities of these unconsolidated VIEs and the Company’s maximum risk of loss are as follows:

	December 31, 2014		September 30, 2015
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment funds	$8,550.4	$1.2	$5,904.8	$1.1

5.	Senior Debt
Senior Bank Debt

On September 22, 2015, the Company entered into a $1.3 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The credit facilities, which replaced previous credit facilities, both mature on September 30, 2020.

Subject to certain conditions, the Company may increase commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $100.0 million under the term loan. The Company pays interest on any outstanding obligations under the revolver and on the term loan at specified rates, based either on the LIBOR rate or the prime rate as in effect from time to time.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default.
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

On September 22, 2015, the Company delivered a notice to redeem all $140.0 million principal amount outstanding of its 5.25% senior unsecured notes due 2022 (the “2022 senior notes”) at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. As of the October 22, 2015 redemption date, all of the 2022 senior notes have been canceled and retired.

6.	Commitments and Contingencies
The Company has committed to co-invest in certain investment partnerships. As of September 30, 2015, these unfunded commitments were $74.8 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $15.5 million of these commitments if they are called.

The Company is contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $72.1 million associated with its consolidated Affiliates and $151.0 million associated with its equity method Affiliates. As of September 30, 2015, the Company expected to make payments of $9.9 million (net present value of $7.1 million) of the $72.1 million related to consolidated Affiliates and expected to make no payments related to the Company’s equity method Affiliates. The Company does not expect to make any payments associated with these contingent arrangements during the remainder of 2015.

7.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$59.1	$59.1	$—	$—
Investments in marketable securities(1)
Trading securities	22.3	22.3	—	—
Available-for-sale securities	150.3	150.3	—	—
Other investments	167.2	13.6	19.4	134.2
Financial Liabilities
Contingent payment arrangements(2)	$59.3	$—	$—	$59.3
Obligations to related parties(2)	93.1	—	—	93.1
Interest rate swaps	1.4	—	1.4	—
Foreign currency forward contracts(3)	0.5	—	0.5	—

		Fair Value Measurements
	September 30, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$49.0	$49.0	$—	$—
Investments in marketable securities(1)
Trading securities	22.2	22.2	—	—
Available-for-sale securities	149.6	149.6	—	—
Other investments	158.3	20.2	5.7	132.4
Foreign currency forward contracts(3)	0.8	—	0.8	—
Financial Liabilities
Contingent payment arrangements(2)	$7.1	$—	$—	$7.1
Obligations to related parties(2)	97.8	—	—	97.8
Interest rate swaps(2)	0.7	—	0.7	—
Foreign currency forward contracts(3)	0.2	—	0.2	—
__________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities in the accompanying Consolidated Balance Sheets.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Amounts are presented within Other assets or Other liabilities in the accompanying Consolidated Balance Sheets.
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
Obligations to related parties include agreements to repurchase Affiliate equity and liabilities, offsetting certain investments that are held by the Company but economically attributable to a related party. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation. The liability to a related party is measured based upon certain investments held by the Company, the fair value of which is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).
Interest rate swaps and foreign currency forward contracts use model-derived valuations in which all significant inputs are observable in active markets to determine fair value.
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no transfers of financial assets or liabilities between Level 1 and Level 2 in the three and nine months ended September 30, 2014 and 2015.
Level 3 Financial Assets and Liabilities
The following tables present the changes in Level 3 assets and liabilities for the three and nine months ended September 30, 2014 and 2015:

	For the Three Months Ended September 30,
	2014						2015
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$139.5		$55.1		$98.4		$133.4		$6.7		$127.3
Net gains/losses	2.7	(1)	1.9	(2)	1.3	(3)	2.0	(1)	0.4	(2)	2.1	(3)
Purchases and issuances	3.7		—		11.1		5.9		—		33.8
Settlements and reductions	(8.2)		—		(18.1)		(8.9)		—		(65.4)
Net transfers in and/or out of Level 3	—		—		—		—		—		—
Balance, end of period	$137.7		$57.0		$92.7		$132.4		$7.1		$97.8

Net unrealized gains/losses relating to instruments still held at the reporting date	$4.4	(1)	$1.9	(2)	$0.2	(3)	$6.0	(1)	$0.4	(2)	$(0.3)	(3)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2014						2015
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$131.8		$50.2		$76.9		$134.2		$59.3		$93.1
Net gains/losses	13.7	(1)	6.8	(2)	5.8	(3)	0.2	(1)	(41.2)	(2)	4.5	(3)
Purchases and issuances	10.5		—		72.1		12.1		6.5		101.6
Settlements and reductions	(18.3)		—		(62.1)		(20.6)		(17.5)		(101.4)
Net transfers in and/or out of Level 3	—		—		—		6.5		—		—
Balance, end of period	$137.7		$57.0		$92.7		$132.4		$7.1		$97.8

Net unrealized gains/losses relating to instruments still held at the reporting date	$17.1	(1)	$6.8	(2)	$2.2	(3)	$9.6	(1)	$(41.2)	(2)	$(4.4)	(3)
___________________________

(1)	Gains and losses on Other investments are recorded in Investment and other income.

(2)	Accretion and changes to the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.

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

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2014	Range at December 31, 2014	Fair Value at September 30, 2015	Range at September 30, 2015
Contingent payment arrangements	Discounted cash flow	Growth rates	$59.3	6%	$7.1	(1)% - 9%
		Discount rates		15%		16%
Affiliate equity obligations	Discounted cash flow	Growth rates	21.5	5% - 9%	31.8	3% - 10%
		Discount rates		15% - 16%		15% - 16%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes, as of December 31, 2014 and September 30, 2015, the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

	December 31, 2014		September 30, 2015
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$134.2	$67.8	$132.4	$74.8
Other funds(2)	75.8	—	76.9	—
	$210.0	$67.8	$209.3	$74.8
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

	December 31, 2014		September 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$736.8	$786.2	$1,084.5	$1,102.4	Level 2
Convertible securities	303.1	532.1	304.7	483.6	Level 2

8.	Intangible Assets
Consolidated Affiliates
The following tables present the change in Goodwill and components of Acquired client relationships during the nine months ended September 30, 2015:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2014	$1,159.1	$1,125.3	$368.4	$2,652.8
New investments(1)	1.6	—	27.4	29.0
Foreign currency translation	(21.8)	0.7	(13.4)	(34.5)
Balance, as of September 30, 2015	$1,138.9	$1,126.0	$382.4	$2,647.3

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2014	$1,255.1	$(565.0)	$690.1	$1,088.3	$1,778.4
New investments(1)	23.6	—	23.6	—	23.6
Intangible amortization and impairments	—	(86.4)	(86.4)	—	(86.4)
Foreign currency translation	(3.6)	—	(3.6)	(12.3)	(15.9)
Balance, as of September 30, 2015	$1,275.1	$(651.4)	$623.7	$1,076.0	$1,699.7
__________________________

(1)	On April 1, 2015, the Company completed its investment in Baker Street Advisors, LLC.
Definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2015, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expenses for these relationships of $28.7 million and $84.2 million for the three and nine months ended September 30, 2014, respectively, as compared to $30.5 million and $86.4 million for the three and nine months ended September 30, 2015, respectively. Based on relationships existing as of September 30, 2015, the Company estimates that its consolidated annual amortization expense will be approximately $120 million for each of the next five years.
The Company performed its annual goodwill assessment as of September 30, 2015 and no impairments were identified.
Equity Method Investments in Affiliates

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intangible assets at the Company’s equity method Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of September 30, 2015, the definite-lived relationships were being amortized over a weighted average life of approximately fourteen years. The Company recognized amortization expense for these relationships of $9.0 million and $23.3 million for the three and nine months ended September 30, 2014, respectively, as compared to $8.6 million and $26.1 million for the three and nine months ended September 30, 2015, respectively. Based on relationships existing as of September 30, 2015, the Company estimates the annual amortization expense will be $34.1 million in 2015 and $31.9 million for each of the next four years.

9.	Share-Based Compensation
A summary of share-based compensation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Share-based compensation	$7.0	$8.4	$22.2	$25.5
Tax benefit	2.7	3.2	8.5	9.8
There was $56.8 million and $79.3 million of unrecognized share-based compensation as of December 31, 2014 and September 30, 2015, respectively, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2014	2.3	$83.42
Options granted	0.0	207.61
Options exercised	(0.9)	65.45
Options forfeited	(0.0)	101.29
Unexercised options outstanding—September 30, 2015	1.4	95.34	2.3
Exercisable at September 30, 2015	1.3	92.18	2.2
Restricted Stock
The following table summarizes the transactions of the Company’s restricted stock units:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2014	0.4	$182.83
Units granted	0.3	197.97
Units vested	(0.1)	173.72
Units forfeited	(0.0)	189.73
Unvested units—September 30, 2015	0.6	192.22

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Affiliate Equity
A summary of Affiliate equity expense is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Affiliate equity expense	$14.1	$9.2	$60.0	$59.2
Tax benefit	2.4	1.3	9.6	3.9
Affiliate equity expense attributable to the non-controlling interests was $7.9 million and $35.1 million in the three and nine months ended September 30, 2014, respectively, as compared to $5.9 million and $49.0 million in the three and nine months ended September 30, 2015, respectively. As of December 31, 2014 and September 30, 2015, the Company had $71.1 million and $78.6 million, respectively, of unrecognized Affiliate equity expense, which will be recognized over a weighted average period of approximately four years (assuming no forfeitures). Of this unrecognized expense, $41.6 million and $54.3 million was attributable to the non-controlling interests, respectively.
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

Redeemable Non-controlling Interests
Balance, as of December 31, 2014	$645.5
Transactions in Redeemable non-controlling interests	(92.5)
Changes in redemption value	142.3
Balance, as of September 30, 2015	$695.3
During the three and nine months ended September 30, 2014 and 2015, the Company acquired interests from, and transferred interests to, holders of Affiliate equity. The following schedule discloses the effect of changes in the Company’s ownership interest in its Affiliates on the controlling interest’s equity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Net income (controlling interest)	$103.2	$109.0	$279.5	$365.7
Decrease in controlling interest paid-in capital from purchases and sales of Affiliate equity	(3.6)	(17.4)	(17.1)	(49.0)
Change from Net income (controlling interest) and net transfers with non-controlling interests	$99.6	$91.6	$262.4	$316.7

11.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Controlling interests:
Current tax	$41.7	$36.7	$114.3	$112.1
Intangible-related deferred taxes	19.0	21.1	54.2	62.3
Other deferred taxes	(0.7)	(3.6)	(5.3)	15.2
Total controlling interests	60.0	54.2	163.2	189.6
Non-controlling interests:
Current tax	$3.7	$2.8	$10.8	$9.4
Deferred taxes	(0.2)	(0.2)	(0.6)	(0.5)
Total non-controlling interests	3.5	2.6	10.2	8.9
Provision for income taxes	$63.5	$56.8	$173.4	$198.5
Income before income taxes (controlling interest)	$163.2	$163.2	$442.7	$555.3
Effective tax rate attributable to controlling interest(1)	36.8%	33.2%	36.9%	34.1%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
The effective tax rate attributable to controlling interest was 36.8% and 36.9% for the three and nine months ended September 30, 2014, respectively, as compared to 33.2% and 34.1% for the three and nine months ended September 30, 2015, respectively. The decrease resulted primarily from an indefinite reinvestment of $6.3 million and $18.8 million of non-U.S. earnings in the three and nine months ended September 30, 2015, respectively.
As of September 30, 2015, the Company carried a liability for uncertain tax positions of $27.4 million, including $2.1 million for interest and related charges. At September 30, 2015, this liability also included $25.6 million for tax positions that, if recognized, would affect the Company’s effective tax rate.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator
Net income (controlling interest)	$103.2	$109.0	$279.5	$365.7
Convertible securities interest expense, net	3.8	3.8	—	11.5
Net income (controlling interest), as adjusted	$107.0	$112.8	$279.5	$377.2
Denominator
Average shares outstanding (basic)	55.6	54.2	54.9	54.5
Effect of dilutive instruments:
Stock options and restricted stock	1.1	0.6	1.1	0.7
Forward equity	—	—	0.1	—
Junior convertible securities	2.1	2.2	—	2.2
Average shares outstanding (diluted)	58.8	57.0	56.1	57.4
The diluted earnings per share calculations in the table above exclude restricted stock units for which performance or market conditions were not met and the anti-dilutive effect of the following shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Stock options and restricted stock	0.2	0.0	0.2	0.0
Junior convertible securities	—	—	2.6	—

13.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended September 30,
	2014			2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(34.2)	$—	$(34.2)	$(46.1)	$—	$(46.1)
Change in net realized and unrealized gain (loss) on derivative securities	0.4	(0.1)	0.3	(0.6)	0.0	(0.6)
Change in net unrealized gain (loss) on investment securities	6.7	(2.6)	4.1	(85.7)	32.6	(53.1)
Other comprehensive income (loss)	$(27.1)	$(2.7)	$(29.8)	$(132.4)	$32.6	$(99.8)

	For the Nine Months Ended September 30,
	2014			2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(22.6)	$—	$(22.6)	$(57.9)	$—	$(57.9)
Change in net realized and unrealized gain (loss) on derivative securities	0.9	(0.3)	0.6	1.8	(0.2)	1.6
Change in net unrealized gain (loss) on investment securities	(7.2)	2.6	(4.6)	5.0	(1.5)	3.5
Other comprehensive income (loss)	$(28.9)	$2.3	$(26.6)	$(51.1)	$(1.7)	$(52.8)

The components of Accumulated other comprehensive income (loss), net of taxes, are as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities(1)	Total
Balance, as of December 31, 2014	$(5.4)	$(1.6)	$22.9	$15.9
Other comprehensive income (loss) before reclassifications	(57.9)	1.1	(5.0)	(61.8)
Amounts reclassified from other comprehensive income	—	0.5	8.5	9.0
Net other comprehensive income (loss)	(57.9)	1.6	3.5	(52.8)
Balance, as of September 30, 2015	$(63.3)	(0.0)	$26.4	$(36.9)
________________________

(1)	See Note 3 of the Consolidated Financial Statements for amounts reclassified from Other comprehensive income.

14.	Segment Information
Management has assessed and determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following table summarizes the Company’s financial results for each of the distribution channels:

	For the Three Months Ended September 30,
	2014		2015
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$256.1	$46.3	$236.7	$52.2
Mutual Fund	319.6	47.0	310.1	45.8
High Net Worth	64.6	9.9	66.3	11.0
Total	$640.3	$103.2	$613.1	$109.0

	For the Nine Months Ended September 30,
	2014		2015
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$766.2	$131.6	$745.1	$160.5
Mutual Fund	921.5	121.3	951.3	169.5
High Net Worth	182.0	26.6	198.3	35.7
Total	$1,869.7	$279.5	$1,894.7	$365.7

	Total Assets
	December 31, 2014	September 30, 2015
Institutional	$3,739.8	$3,480.4
Mutual Fund	3,082.0	3,188.5
High Net Worth	876.3	866.3
Total	$7,698.1	$7,535.2

15.	Subsequent Events - New Investments
On October 1, 2015, the Company completed a majority equity interest in myCIO Wealth Partners, LLC.
On November 8, 2015, the Company announced that it will acquire minority equity interests in Systematica Investments LP, Abax Investments (Pty) Ltd and Ivory Investment Management, L.P.

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
As of September 30, 2015, we managed $593.8 billion in assets (approximately $619 billion including pending investments, as well as an investment which has since closed) across a broad range of asset classes and investment styles in three principal distribution channels: Institutional, Mutual Fund and High Net Worth. We believe that our diversification across distribution channels, Affiliates, asset classes, investment styles and geographies helps to mitigate our exposure to the risks created by changing market environments. The following summarizes our operations in our three principal distribution channels.

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
New Investments
On October 1, 2015, we completed a majority equity interest in myCIO Wealth Partners, LLC.
On November 8, 2015, we announced that we will acquire minority equity interests in Systematica Investments LP, Abax Investments (Pty) Ltd and Ivory Investment Management, L.P.
Financial Results
For the three and nine months ended September 30, 2015, Net income (controlling interest) was $109.0 million and $365.7 million, respectively, compared to $103.2 million and $279.5 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, Earnings per share (diluted) was $1.98 and $6.57, respectively, compared to $1.82 and $4.98 for the three and nine months ended September 30, 2014, respectively.
For the three and nine months ended September 30, 2015, Economic net income (controlling interest) was $160.8 million and $494.2 million, respectively, Economic earnings per share was $2.93 and $8.93, respectively, and EBITDA (controlling interest) was $218.9 million and $679.1 million, respectively. For the three and nine months ended September 30, 2014, Economic net income (controlling interest) was $156.8 million and $444.4 million, respectively, Economic earnings per share was $2.76 and $7.90, respectively, and EBITDA (controlling interest) was $218.1 million and $621.9 million, respectively. Economic net income (controlling interest), including Economic earnings per share, and EBITDA (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”
For the twelve months ended September 30, 2015, our assets under management decreased 1% to $593.8 billion. The decrease was primarily the result of a $35.0 billion decrease due to market changes. This decrease was partially offset by $23.2 billion from new investments and $6.5 billion from organic growth from net client cash flows.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in millions, except as noted and per share data)	2014	2015	% Change	2014	2015	% Change
Assets under management (in billions)	$599.5	$593.8	(1)%	$599.5	$593.8	(1)%
Average assets under management (in billions)	604.3	611.6	1%	576.5	627.3	9%
Revenue	640.3	613.1	(4)%	1,869.7	1,894.7	1%
Net income (controlling interest)	103.2	109.0	6%	279.5	365.7	31%
Earnings per share (diluted)	1.82	1.98	9%	4.98	6.57	32%
Economic net income (controlling interest)(1)	156.8	160.8	3%	444.4	494.2	11%
Economic earnings per share(1)	2.76	2.93	6%	7.90	8.93	13%
EBITDA (controlling interest)(1)	218.1	218.9	0%	621.9	679.1	9%
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
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of intangible amortization (including equity method intangible amortization) and impairments, deferred taxes related to intangible assets, and other economic items, which include non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back intangible amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expenses and reductions or increases in contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2014	2015	2014	2015
Net income (controlling interest)	$103.2	$109.0	$279.5	$365.7
Intangible amortization and impairments(1)	31.3	29.9	89.3	89.8
Intangible-related deferred taxes	19.0	21.1	54.2	62.3
Other economic items(2)	3.3	0.8	21.4	(23.6)
Economic net income (controlling interest)	$156.8	$160.8	$444.4	$494.2
Average shares outstanding (diluted)	58.8	57.0	56.1	57.4
Assumed issuance of junior convertible securities shares	(2.1)	(2.2)	—	(2.2)
Dilutive impact of junior convertible securities shares	—	—	0.2	0.2
Average shares outstanding (adjusted diluted)	56.7	54.8	56.3	55.4
Economic earnings per share	$2.76	$2.93	$7.90	$8.93
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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2015	2014	2015
Reported Intangible amortization and impairments	$28.7	$30.5	$84.2	$86.4
Intangible amortization (non-controlling interests)	(6.4)	(9.2)	(18.2)	(22.7)
Equity method intangible amortization	9.0	8.6	23.3	26.1
Total	$31.3	$29.9	$89.3	$89.8

(2)
During the first quarter of 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million ($11.6 million net of tax) upon redemption. During the first and second quarters of 2015, we adjusted our estimate of our contingent payment obligations and, accordingly, recorded a total gain attributable to the controlling interest of $44.7 million ($27.8 million net of tax). These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

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
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2014	2015	2014	2015
Net income (controlling interest)	$103.2	$109.0	$279.5	$365.7
Interest expense	19.0	23.6	56.7	68.2
Imputed interest expense and contingent payment arrangements(1)	2.8	0.3	27.6	(40.0)
Income taxes	60.0	54.2	163.2	189.6
Depreciation and other amortization	1.8	1.9	5.6	5.8
Intangible amortization and impairments(2)	31.3	29.9	89.3	89.8
EBITDA (controlling interest)	$218.1	$218.9	$621.9	$679.1
___________________________

(1)
During the first quarter of 2014, we settled our 2006 junior convertible securities and recognized an expense of $18.8 million upon redemption. During the first and second quarters of 2015, we adjusted our estimate of our contingent payment obligations and, accordingly, recorded a total gain attributable to the controlling interest of $44.7 million. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

(2)	See Note (1) to the table in the “Economic Net income (controlling interest)” section above.
Assets under Management
The following table presents changes in our reported assets under management by distribution channel:

Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
June 30, 2015	$366.5	$191.9	$84.3	$642.7
Client cash inflows	12.7	11.0	3.6	27.3
Client cash outflows	(15.3)	(14.3)	(3.2)	(32.8)
Net client cash flows	(2.6)	(3.3)	0.4	(5.5)
Market changes	(25.9)	(12.5)	(4.3)	(42.7)
Other	(0.6)	—	(0.1)	(0.7)
September 30, 2015	$337.4	$176.1	$80.3	$593.8

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2014	$355.6	$188.4	$76.2	$620.2
Client cash inflows	41.9	37.2	10.3	89.4
Client cash outflows	(35.5)	(41.2)	(8.8)	(85.5)
Net client cash flows	6.4	(4.0)	1.5	3.9
New Investments	0.7	—	5.2	5.9
Market changes	(25.1)	(8.3)	(2.5)	(35.9)
Other	(0.2)	(0.0)	(0.1)	(0.3)
September 30, 2015	$337.4	$176.1	$80.3	$593.8
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2014	2015	% Change	2014	2015	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$346.9	$346.1	0%	$327.1	$355.7	9%
Mutual Fund	182.2	183.3	1%	177.0	189.9	7%
High Net Worth	75.2	82.2	9%	72.4	81.7	13%
Total	$604.3	$611.6	1%	$576.5	$627.3	9%
Consolidated Affiliates
Institutional	$192.4	$179.4	(7)%	$186.3	$189.5	2%
Mutual Fund	145.1	138.5	(5)%	140.5	146.5	4%
High Net Worth	59.9	66.3	11%	56.5	65.3	16%
Total	$397.4	$384.2	(3)%	$383.3	$401.3	5%
Revenue
Institutional	$256.1	$236.7	(8)%	$766.2	$745.1	(3)%
Mutual Fund	319.6	310.1	(3)%	921.5	951.3	3%
High Net Worth	64.6	66.3	3%	182.0	198.3	9%
Total	$640.3	$613.1	(4)%	$1,869.7	$1,894.7	1%
Net income (controlling interest)
Institutional	$46.3	$52.2	13%	$131.6	$160.5	22%
Mutual Fund	47.0	45.8	(3)%	121.3	169.5	40%
High Net Worth	9.9	11.0	11%	26.6	35.7	34%
Total	$103.2	$109.0	6%	$279.5	$365.7	31%
EBITDA (controlling interest)(1)
Institutional	$109.4	$111.3	2%	$320.9	$342.2	7%
Mutual Fund	86.9	85.1	(2)%	239.9	267.5	12%
High Net Worth	21.8	22.5	3%	61.1	69.4	14%
Total	$218.1	$218.9	0%	$621.9	$679.1	9%
____________________________

(1)	EBITDA (controlling interest) is a non-GAAP performance measure and is discussed in “Supplemental Performance Measures.”
Results of Operations
As discussed in “Our Structure and Relationship with Affiliates”, the contractual structures of our investments vary from Affiliate to Affiliate, reflecting our tailored partnership approach. When we own a controlling interest, we consolidate the Affiliate’s results. Our discussion of revenue and operating expenses relates to our consolidated Affiliates.
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

Our revenue is generally determined by the level of our average assets under management and the composition of our assets across our distribution channels and products within our distribution channels, which realize different fee rates. Our ratio of asset-based fees to average assets under management (“ratio of average fee rates”) is calculated as asset-based fees divided by average assets under management and may change as a result of new investments, client cash flows, market changes or changes in contractual fees. Therefore, changes in this ratio should not necessarily be viewed as an indicator of changes in contractual fee rates billed by our Affiliates to their clients.
Our revenue decreased $27.2 million or 4% in the three months ended September 30, 2015. This decrease was the result of a $61.3 million or 10% decrease in asset-based fees at Affiliates included in both periods (“existing Affiliates”) related to a 9% decline in average assets under management and a decline in our ratio of average fee rates which reduced asset-based fees by $56.2 million and $5.1 million, respectively. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management across our distribution channels, primarily from decreases in assets under management in the Institutional and Mutual Fund distribution channels which realize comparatively higher fee rates, partially offset by increases in assets under management in the High Net Worth distribution channel which realize comparatively lower fee rates. These decreases in revenue were partially offset by an increase in asset-based fees of $31.3 million or 5% due primarily to a 6% increase in average assets under management from the full-year impact of our 2014 investments and 2015 investments in new Affiliates.
Our revenue increased $25.0 million or 1% in the nine months ended September 30, 2015. This increase was the result of a $121.5 million or 7% increase in asset-based fees due primarily to an 8% increase in average assets under management from the full-year impact of our 2014 investments and 2015 investments in new Affiliates. This increase in revenue was partially offset by an $84.0 million or 5% decrease in asset-based fees at existing Affiliates related to a 3% decline in average assets under management and a decline in our ratio of average fee rates which reduced asset-based fees by $53.5 million and $30.5 million, respectively. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management across our distribution channels, primarily from decreases in assets under management in the Institutional and Mutual Fund distribution channels which realize comparatively higher fee rates, partially offset by increases in assets under management in the High Net Worth distribution channel which realize comparatively lower fee rates.
The following discusses the changes in our revenue by distribution channel.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel decreased $19.4 million or 8% in the three months ended September 30, 2015. This decrease was the result of a $25.2 million or 11% decrease in asset-based fees due primarily to an 11% decrease in average assets under management at existing Affiliates. These decreases in revenue were partially offset by an $8.7 million or 3% increase in asset-based fees due primarily to a 4% increase in average assets under management from the full-year impact of our 2014 investments and 2015 investments in new Affiliates.
Our revenue in the Institutional distribution channel decreased $21.1 million or 3% in the nine months ended September 30, 2015. This decrease was primarily the result of a $39.8 million or 6% decrease in asset-based fees at existing Affiliates related to a 4% decline in average assets under management and a decline in our ratio of average fee rates which reduced asset-based fees by $26.4 million and $13.4 million, respectively. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates. These decreases in revenue were partially offset by an increase in asset-based fees of $35.6 million or 5% due primarily to a 5% increase in average assets under management from the full-year impact of our 2014 investments and 2015 investments in new Affiliates.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel decreased $9.5 million or 3% in the three months ended September 30, 2015. This decrease was primarily the result of a decrease in asset-based fees of $34.3 million or 11% due primarily to an 11% decline in average assets under management at existing Affiliates. This decrease in revenue was partially offset by an increase in asset-based fees of $19.2 million or 6% due primarily to a 7% increase in average assets under management from the full-year impact of our 2014 investments in new Affiliates and an increase in performance and other fees of $5.6 million or 2%.
Our revenue in the Mutual Fund distribution channel increased $29.8 million or 3% in the nine months ended September 30, 2015. This increase was the result of an increase in asset-based fees of $73.2 million or 8% primarily from a 10% increase in average assets under management from the full-year impact of our 2014 investments in new Affiliates. These increases in revenue were partially offset by a decrease in asset-based fees of $48.7 million or 5% primarily due to a 5% decline in average assets under management at existing Affiliates.

High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $1.7 million or 3% in the three months ended September 30, 2015. This increase was the result of an increase in asset-based fees of $5.0 million or 8% primarily from an 8% increase in average assets under management from our 2015 investments in new Affiliates and a 2% increase in average assets under management at existing Affiliates. These increases in revenue were partially offset by a decline in asset-based fees of $3.3 million or 5% due primarily to a decline in our ratio of average fee rates at existing Affiliates. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates.
Our revenue in the High Net Worth distribution channel increased $16.3 million or 9% in the nine months ended September 30, 2015. This increase was the result of an increase in asset-based fees of $22.7 million or 13% primarily due to a 10% increase in average assets under management from the full-year impact of our 2014 investments and 2015 investments in new Affiliates and a 6% increase in average assets under management at existing Affiliates. These increases in revenue were partially offset by a decrease in asset-based fees of $5.6 million or 3% primarily due to a decline in our ratio of average fee rates at existing Affiliates. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates.
In the three and nine month periods ended September 30, 2015, the increase in asset-based fees in the High Net Worth distribution channel from increases in average assets under management were not directly correlated to the increase in average assets under management because the new Affiliates had lower fee rates than the ratio of average fee rates for existing Affiliates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2014	2015		2014	2015
Compensation and related expenses	$258.1	$243.7	(6)%	$766.5	$788.7	3%
Selling, general and administrative	114.4	107.5	(6)%	359.5	330.5	(8)%
Intangible amortization and impairments	28.7	30.5	6%	84.2	86.4	3%
Depreciation and other amortization	4.5	4.5	—%	12.3	13.5	10%
Other operating expenses	10.4	11.7	13%	30.6	33.8	10%
Total operating expenses	$416.1	$397.9	(4)%	$1,253.1	$1,252.9	(0)%
A substantial portion of our Compensation and related, Selling, general and administrative and Other operating expenses were incurred by our Affiliates and therefore, attributable to the non-controlling interest. The majority of these expenses were incurred by Affiliates with revenue sharing arrangements through the Operating Allocation.
Compensation and related expenses decreased $14.4 million or 6% in the three months ended September 30, 2015, primarily as a result of a $27.9 million decrease in compensation expense at existing Affiliates. This decrease was partially offset by an increase in compensation expense from our 2014 and 2015 investments in new Affiliates of $16.0 million. These changes primarily relate to the non-controlling interests.
Compensation and related expenses increased $22.2 million or 3% in the nine months ended September 30, 2015, primarily as a result of an increase in compensation expense from our 2014 and 2015 investments in new Affiliates of $46.9 million. These increases were partially offset by a decrease in compensation expense at existing Affiliates of $28.3 million. These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $6.9 million or 6% in the three months ended September 30, 2015, primarily from a decrease in sub-advisory and distribution expenses of $11.8 million at existing Affiliates in the Mutual Fund distribution channel. This decrease was partially offset by increases from our 2014 and 2015 investments in new Affiliates of $5.4 million.

Selling, general and administrative expenses decreased $29.0 million or 8% in the nine months ended September 30, 2015, primarily from decreases in sub-advisory and distribution expenses of $40.0 million at our Affiliates in the Mutual Fund distribution channel and a $3.3 million decrease in acquisition-related professional fees. These decreases were partially offset by increases from our 2014 and 2015 investments in new Affiliates of $18.3 million.
Income from Equity Method Investments
When we own a minority interest and are required to use the equity method of accounting, we only recognize our share of these Affiliates’ earnings net of intangible amortization. Accordingly, we have not consolidated these Affiliates’ operating results (including their revenue). The following table summarizes our share of the profits from our equity method investments:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2014	2015	% Change	2014	2015	% Change
Equity method earnings	$57.4	$66.5	16%	$172.6	$197.3	14%
Equity method intangible amortization	9.0	8.6	(4)%	23.3	26.1	12%
Income from equity method investments	$48.4	$57.9	20%	$149.3	$171.2	15%
Equity method earnings increased $9.1 million or 16% in the three months ended September 30, 2015, primarily as a result of our additional investment in an existing Affiliate, which increased asset-based fees (without increasing average assets under management). This increase was also the result of an increase in average assets under management at our existing Affiliates, which increased asset-based fees as well as an increase in performance fees. Equity method intangible amortization decreased $0.4 million or 4% in the three months ended September 30, 2015, as a result of a decrease due to certain assets being fully amortized.
Equity method earnings increased $24.7 million or 14% in the nine months ended September 30, 2015, primarily as a result of our 2014 investments in new and existing Affiliates, which increased asset-based fees (without increasing average assets under management). This increase was also the result of an increase in average assets under management at our existing Affiliates, which increased asset-based fees as well as an increase in performance fees. Equity method intangible amortization increased $2.8 million or 12% in the nine months ended September 30, 2015, primarily as a result of a $9.5 million increase in amortization from our 2014 investments in new and additional investment in existing Affiliates, partially offset by a $6.7 million decrease due to certain assets being fully amortized.
Other Non-Operating (Income) and Expenses
The following table summarizes Other non-operating (income) and expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2014	2015	% Change	2014	2015	% Change
Investment and other (income) expense	$(2.6)	$0.1	N.M.(1)	$(19.2)	$(16.6)	(14)%
Interest expense	19.0	23.6	24%	56.7	68.2	20%
Imputed interest expense and contingent payment arrangements	2.8	0.3	(89)%	27.6	(40.0)	N.M.(1)
Income taxes	63.5	56.8	(11)%	173.4	198.5	14%
____________________________

(1)	Percentage change is not meaningful.
Investment and other (income) expense decreased $2.7 million and $2.6 million or 14% in the three and nine months ended September 30, 2015, respectively, principally as a result of decreases in the fair value of investments of $2.6 million and $11.2 million, respectively. For the nine months ended September 30, 2015, these decreases were partially offset by $8.7 million of realized gains on the sale of available-for-sale securities.
Interest expense increased $4.6 million or 24% and $11.5 million or 20% in the three and nine months ended September 30, 2015, respectively, primarily as a result of the issuance of our senior notes in February 2015, which increased interest expense by $3.2 million and $8.0 million, respectively, and from an increase in revolver borrowing costs of $1.4 million and $2.3 million, respectively. For the nine months ended September 30, 2015, interest expense also increased by $2.1 million as a result of the issuance of our senior notes in February 2014.

Imputed interest expense and contingent payment arrangements decreased $2.5 million or 89% in the three months ended September 30, 2015. This decrease was primarily a result of a $1.6 million decrease in accretion associated with contingent payment arrangements.
Imputed interest expense and contingent payment arrangements decreased $67.6 million in the nine months ended September 30, 2015. This decrease was primarily a result of a $44.7 million gain on the revaluation of contingent payment arrangements in the nine months ended September 30, 2015 and an $18.8 million decrease in imputed interest expense from the settlement of our 2006 junior convertible securities in the nine months ended September 30, 2014.
Income tax expense decreased $6.7 million or 11% in the three months ended September 30, 2015, principally from a decrease in the effective tax rate attributable to controlling interest of 3.6%. This decrease was from the 2014 restructuring of certain non-U.S. entities and an indefinite reinvestment of non-U.S. earnings of $6.3 million.
Income tax expense increased $25.1 million or 14% in the nine months ended September 30, 2015, principally from an increase in Income before taxes attributable to controlling interest. This increase was partially offset by a decrease in the effective tax rate attributable to controlling interest of 2.8%, primarily from the 2014 restructuring of certain non-U.S. entities and an indefinite reinvestment of non-U.S. earnings of $18.8 million.
Net Income
The previously discussed changes in revenue, expenses and Income from equity method investments had the following effect on Net income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2014	2015	% Change	2014	2015	% Change
Net income	$189.9	$192.3	1%	$527.4	$602.9	14%
Net income (non-controlling interests)	86.7	83.3	(4)%	247.9	237.2	(4)%
Net income (controlling interest)	103.2	109.0	6%	279.5	365.7	31%
Liquidity and Capital Resources
During the nine months ended September 30, 2015, we met our cash requirements primarily through cash generated by operating activities and the proceeds from the issuance of the 2025 senior notes. Our principal uses of cash were to repurchase shares of our common stock, make distributions to Affiliate partners and repay borrowings under our credit facilities.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, share repurchases, payment of principal and interest on outstanding debt and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from any forward equity transactions, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $550.6 million and $541.7 million at December 31, 2014 and September 30, 2015, respectively. During the nine months ended September 30, 2015, we did not provide for U.S. federal and state income taxes on $18.8 million of undistributed earnings of our foreign entities. Such earnings are considered indefinitely reinvested outside the United States.
The following summarizes our cash flow activity for the nine months ended September 30, 2014 and 2015.

	For the Nine Months Ended September 30,
(in millions)	2014	2015
Operating cash flow	$1,030.4	$856.2
Investing cash flow	(551.0)	(62.4)
Financing cash flow	(385.5)	(794.9)

Operating Cash Flow
The decrease in cash flows from operations in the nine months ended September 30, 2015 resulted principally from a $245.9 million increase in settlements of payables, accrued liabilities and other liabilities, partially offset by an increase in net income.
Investing Cash Flow
Net cash flow used in investing activities decreased $488.6 million in the nine months ended September 30, 2015, primarily due to a decrease in investments in Affiliates of $484.4 million.
Financing Cash Flow
Net cash flow used in financing activities increased $409.4 million in the nine months ended September 30, 2015, primarily as a result of a $327.9 million increase in repurchases of common stock and a $218.6 million decrease in net borrowings of senior debt in the nine months ended September 30, 2015, partially offset by a $131.4 million decrease in distributions to non-controlling interests.
The following table summarizes certain key financial data relating to our outstanding indebtedness:

(in millions)	December 31, 2014	September 30, 2015
Senior bank debt	$855.0	$410.0
Senior notes	736.8	1,084.5
Convertible securities	303.1	304.7
Senior Bank Debt
On September 22, 2015, we entered into a $1.3 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). See Note 5 of the Consolidated Financial Statements.

A portion of the proceeds from the credit facilities was used to refinance our previous $1.25 billion senior unsecured revolving facility and $250.0 million senior unsecured term loan and for the redemption of a portion of our 5.25% senior unsecured notes due 2022 (the “2022 senior notes”). The remainder may be used for general corporate purposes, including investments in new and existing Affiliates and share repurchases.

We are currently rated A3 by Moody’s rating agency and BBB+ by Standard & Poor’s rating agency. A downgrade of our credit rating would have no significant financial effect on any of our agreements, securities or otherwise trigger a default.
Senior Notes
On February 13, 2015, we issued $350.0 million aggregate principal amount of 3.50% senior unsecured notes due 2025. On October 22, 2015, we redeemed, canceled and retired all $140.0 million principal amount outstanding of our 5.25% senior unsecured notes due 2022. See Note 5 of the Consolidated Financial Statements.
Forward Equity
Under a forward equity agreement, we had $252.8 million remaining notional amount of shares of our common stock that we may elect to sell as of September 30, 2015.
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

Our current redemption value of $695.3 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we repurchased $103.6 million of Affiliate equity during the nine months ended September 30, 2015, and expect to repurchase approximately $20 million in the three months ended December 31, 2015.   In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain investment partnerships. As of September 30, 2015, these unfunded commitments totaled $74.8 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $15.5 million of these commitments if they are called.
We are contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $72.1 million associated with our consolidated Affiliates and $151.0 million associated with our equity method Affiliates. In the remainder of 2015, we do not expect to make any payments associated with these contingent arrangements.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015. In the three and nine months ended September 30, 2015, we repurchased 0.3 million and 1.5 million shares, respectively, at an average price per share of $198.42 and $214.53, respectively.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2015. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Contractual Obligations(1)
Senior bank debt	$410.0	$—	$—	$—	$410.0
Senior notes	1,703.2	145.2	84.0	84.0	1,390.0
Junior convertible securities	924.5	5.5	44.4	44.4	830.2
Leases(2)	246.5	9.3	69.2	60.2	107.8
Affiliate equity	31.8	31.8	—	—	—
Derivative instruments	12.6	11.7	0.9	—	—
Total contractual obligations	$3,328.6	$203.5	$198.5	$188.6	$2,738.0
Contingent Obligations
Contingent payment obligations(3)	$9.9	$—	$3.4	$6.5	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $74.8 million and $27.4 million, respectively, as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $2.1 million through 2015, $21.7 million in 2016-2017, $21.6 million in 2018-2019 and $49.0 million thereafter.

(3)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2015 is $51.8 million, $163.0 million in 2016-2017 and $8.3 million in 2018-2019.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2015. Please refer to Item 7A in our 2014 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
July 1-31, 2015	52,550	$208.15	52,550	2,706,365
August 1-31, 2015	187,552	198.83	187,552	2,518,813
September 1-30, 2015	27,745	177.20	27,745	2,491,068
Total	267,847	198.42	267,847
____________________________
(1) In May 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase up to 3.0 million shares of our common stock. We repurchased 0.3 million shares during the three months ended September 30, 2015. As of September 30, 2015, 2.5 million shares remained available for repurchase under the May 2015 program, which does not expire.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 9, 2015	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Credit Agreement, dated as of September 22, 2015, among Affiliated Managers Group, Inc., Bank of America, N.A., and the several banks and other financial institutions from time to time party thereto as lenders, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed September 22, 2015).

10.2
Term Credit Agreement, dated as of September 22, 2015, among Affiliated Managers Group, Inc., Bank of America, N.A., and the several banks and other financial institutions from time to time party thereto as lenders, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed September 22, 2015).

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine-month periods ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Equity for the nine-month period ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

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