Form 10-K
period 2015-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2016-02-25
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-13459
__________________________________________________________________________
Affiliated Managers Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3218510 (IRS Employer Identification Number)
777 South Flagler Drive, West Palm Beach, Florida, 33401 (Address of principal executive offices)
(800) 345-1100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $218.60 on that date on the New York Stock Exchange, was $11,842,794,467. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant’s common stock are affiliates. There were 53,991,797 shares of the registrant’s common stock outstanding on February 22, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 14, 2016 are incorporated by reference into Part III.

FORM 10-K

i

PART I
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors.”
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
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of December 31, 2015, our aggregate assets under management were $611.3 billion (approximately $628 billion pro forma for investments which have since closed), in more than 500 investment products across a broad range of active return-oriented strategies and distribution channels.
We hold meaningful equity interests in each of our Affiliates. In certain cases, we own a majority interest while in other cases we own a minority interest. In all cases, Affiliate management retains a significant equity interest in their own firm. Affiliate management equity ownership (along with our ownership) aligns our interests, enhances Affiliate management equity incentives and preserves Affiliate management's opportunity to participate directly in the long-term future growth of their firms. Our innovative partnership approach provides Affiliate management with a degree of liquidity and financial diversification and ensures that our Affiliates maintain investment and operational autonomy in managing their businesses, as well as their unique entrepreneurial culture and independence.
Given our permanent partnership approach, when we own a majority of the equity interests, we address the ongoing succession planning issues facing the Affiliate’s principal owners as they transition incentives to future generations by facilitating the transfer of equity over time to the next generation of Affiliate management. In cases in which we own a minority of the equity interests, we typically do not have an obligation to repurchase Affiliate equity interests, but may make additional investments to further facilitate Affiliate ownership transition.
Although we invest in boutique investment management firms that we anticipate will grow independently, given our permanent partnership approach, we assist our Affiliates with their growth by providing access to the resources and scale of a global asset management company.
We are focused on investing in the highest quality boutique investment management firms globally, including traditional, alternative and wealth management firms, specializing in an array of active return-oriented investment strategies. We identify high quality boutique firms based on our thorough understanding of the asset management industry and we have developed long-term relationships with a significant number of these firms. Within our target universe, we seek strong and stable boutiques with the best growth prospects, especially with respect to the growth potential for their areas of focus, such as global equities or alternative strategies. These boutiques are typically characterized by a strong multi-generational management team with focused investment discipline, entrepreneurial culture, a commitment to building longer-term success, and active return-oriented strategies sold across multiple distribution channels. We anticipate that we will have significant additional investment opportunities across the global asset management industry, most often in independent boutique investment management firms, but also including the potential for investments resulting from subsidiary divestitures, secondary sales and other special situations.
We are well positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, our broad industry relationships, and our substantial experience and expertise in structuring and negotiating transactions. We have a strong reputation as an outstanding partner to our existing Affiliates, and are widely recognized in the marketplace as providing an innovative solution for the needs of the highest quality boutique investment management firms in the world.
Investment Management Operations
As of December 31, 2015, we managed $611.3 billion in predominately active return-oriented assets in our three principal distribution channels: Institutional, Mutual Fund and High Net Worth. These active return-oriented strategies primarily comprise global equities and alternative products, rather than indexing strategies, exchange traded funds, fixed income or money market products, which generally carry lower fee rates than active return-oriented strategies. Given our strategy to grow our existing Affiliates, as well as partner with additional boutique investment management firms, we expect to continue to grow our business by adding active return-oriented strategies. We believe our geographic diversification across active return-oriented strategies in over 500 products in our three distribution channels helps to mitigate our exposure to risks created by changing market environments. The following table provides information regarding the composition of our total assets under management by active return-oriented strategy:

(in billions)	December 31, 2013	Percentage of Total	December 31, 2014	Percentage of Total	December 31, 2015	Percentage of Total
Assets under Management
Global Equities(1)	$211.6	39%	$237.2	38%	$226.1	37%
Alternatives(2)	128.4	24%	171.2	28%	197.3	32%
U.S. Equities	140.2	26%	153.2	25%	133.1	22%
Other(3)	57.1	11%	58.6	9%	54.8	9%
Total(4)	$537.3	100%	$620.2	100%	$611.3	100%
__________________________

(1)	Global Equities include emerging market assets under management of 10%, 10% and 9% of total assets under management in 2013, 2014 and 2015, respectively.

(2)
Alternatives primarily include assets under management in long and short public equity, control equity, managed futures, multi-strategy, and other alternative vehicles and hedge fund strategies, as well as energy and infrastructure investments and primary and secondary private equity strategies.  Alternatives generate earnings from (i) management fees from products subject to lock-ups or similar restrictions, (ii) management fees from products not subject to such restrictions and (iii) performance fees and carried interest.

(3)	Other primarily includes fixed income assets under management including municipal bond, total return and other fixed income strategies.

(4)	Total assets under management includes less than 1% of exchange traded, index and money market funds.
Distribution Channels
Through our Affiliates, we manage assets in three principal distribution channels. A summary of selected financial data attributable to our operations for each distribution channel is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The following table provides information regarding the composition of our total assets under management by distribution channel:

(in billions)	December 31, 2013	Percentage of Total	December 31, 2014	Percentage of Total	December 31, 2015	Percentage of Total
Assets under Management
Institutional	$300.6	56%	$355.6	57%	$347.5	57%
Mutual Fund	169.4	32%	188.4	31%	175.8	29%
High Net Worth	67.3	12%	76.2	12%	88.0	14%
Total	$537.3	100%	$620.2	100%	$611.3	100%
Institutional Distribution Channel
Through our Affiliates, we manage active return-oriented strategies primarily through separate accounts for large institutional investors world-wide including foundations, endowments, sovereign wealth funds and retirement plans for corporations and municipalities.
Our Affiliates’ institutional investment services and products are distributed by sales and marketing professionals developing new institutional business through direct sales efforts and established relationships with consultants around the world. Our global distribution platform operates in key markets to extend the reach of our Affiliates’ own business development efforts, including offices in Sydney, serving institutional investors in Australia and New Zealand; London, serving institutional investors in the United Kingdom and continental Europe; Zurich, serving institutional investors in Switzerland; Dubai, serving institutional investors in the Middle East; and Hong Kong, serving institutional investors in Asia. Our global distribution efforts are designed to provide the necessary resources and expertise to ensure that our Affiliates’ products and services are responsive to the evolving demands of the global marketplace. Our Affiliates currently manage assets for non-U.S. clients in more than 50 countries, including all major developed markets.
Mutual Fund Distribution Channel
Through our Affiliates and AMG Funds, our U.S. retail platform, we provide advisory or sub-advisory services to active return-oriented mutual funds, UCITS and other retail products. These products are distributed globally to retail and institutional clients directly and through intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces, wrap sponsor platforms and bank trust departments.
High Net Worth Distribution Channel
Through our Affiliates, we provide advisory services to high net worth and ultra-high net worth individuals, families, trusts, foundations, endowments and retirement plans. Direct services to these clients include customized investment counseling, investment management, financial, tax and estate planning and family office services.
Through our Affiliates, we also provide advisory services to high net worth individuals through managed account relationships with intermediaries such as brokerage firms and, through AMG Funds, provide enhanced managed account distribution and administration capabilities to individual managed account clients.
Our Innovative Structure and Relationship with Affiliates
We establish and maintain long-term partnerships with management of our Affiliates, believing that Affiliate management equity ownership (along with our ownership) aligns our interests, enhances Affiliate management equity incentives and preserves management’s incentive to continue to grow their businesses. Our innovative partnership approach allows for management of our Affiliates to retain equity sufficient to address their particular needs and ensures that our Affiliates maintain investment and operational autonomy in managing their businesses, as well as their unique entrepreneurial culture and independence. Although the equity structure of each investment is tailored to meet the needs of the particular Affiliate, in all cases, we maintain a meaningful equity interest in the firm, with a significant equity interest retained by Affiliate management.
Each of our Affiliates operates through distinct entities, typically organized as limited liability companies or limited partnerships (or equivalent non-U.S. forms), which affords us the flexibility to design a separate operating agreement for each Affiliate that reflects our arrangements with respect to governance, economic participation, equity incentives and the other terms of our relationship.  In each case, the operating agreement provides for a governance structure that gives Affiliate management the authority to manage and operate the business on a day-to-day basis.  The operating agreement also reflects the specific terms of our economic participation in the Affiliate, which in each case is structured to ensure alignment of our and Affiliate management’s economic interests (a “structured partnership interest”).  Our structured partnership interests consist primarily of structures through which we share in the Affiliate’s revenue without regard to expenses. Our structured partnership interests also include structures through which we share in the Affiliate’s revenue less certain agreed-upon expenses.
When we own a majority of the equity interests in an Affiliate and share in the Affiliate’s revenue without regard to expenses, a set percentage of revenue is allocated to fund operating expenses, including compensation (the “Operating Allocation”), while the remaining revenue (the “Owners’ Allocation”) is allocated to us and Affiliate management in proportion to our respective ownership interests (see Exhibit 1).  We and Affiliate management therefore participate in any increases or decreases in revenue through the Owners’ Allocation, and Affiliate management also participates in any increases or decreases in margin through the Operating Allocation.

Exhibit 1 (Typical Structured Partnership Interest)

Example Assumptions
• Operating Allocation = 50%
• Owners' Allocation = 50%
• Ownership:
- AMG = 60%
- Affiliate Management = 40%
LP
Revenue = $100
Revenue Share Agreement
50%
50%
Operating Allocation
$50
$50
Owners' Allocation
Expense = $40
Affiliate Salary & Bonuses; Other Operating Expenses
$40
$10
Affiliate Management Equity Holders
40%
$20
60%
$30
AMG
Revenue $100
Expense 40
Profit $ 60
Margin 60%

When we own a minority of the equity interests in an Affiliate and share in the Affiliate’s revenue without regard to expenses, we are allocated a set percentage of revenue, with the remaining revenue allocated to fund operating expenses and distributions to Affiliate management.
In structured partnership interests in which we share in an Affiliate’s revenue without regard to expenses, our contractual share of revenue generally has priority over distributions to Affiliate management.
When our structured partnership interest is calculated by reference to an Affiliate’s revenue less certain agreed-upon expenses, whether we own a majority or minority of the equity interests in the Affiliate, we are allocated a set percentage of revenue net of the agreed categories of expenses, thereby participating in any increases or decreases in both revenue and the expenses that are included in the calculation.
When we own a majority of the equity interests in an Affiliate, we consolidate the Affiliate’s financial results in our revenue and operating expenses and primarily use structures in which we share in the Affiliate’s revenue without regard to expenses. When we own a minority interest, we use the equity method of accounting under which the Affiliate’s financial results are reported (net of intangible amortization) in Income from equity method investments in our Consolidated Statements of Income, and are not included in our revenue and operating expenses. For these equity method investments, we either share in the Affiliate’s revenue without regard to expenses or share in the Affiliate’s revenue less certain agreed-upon expenses.
From time to time, we may change the structure of our arrangements with an Affiliate in order to better support the Affiliate’s growth strategy.
Competition
In our three principal distribution channels, our Affiliates compete with a large number of other domestic and foreign investment management firms, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management and many offer an even broader array of investment products and services. Certain Affiliates are active in the same distribution channels and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially in the Institutional distribution channel. We believe that the most important factors affecting our Affiliates’ ability to compete for clients in our three principal distribution channels are the:

•	performance records, investment style, discipline and reputation of our Affiliates and their management teams;

•	depth and continuity of client relationships;

•	maintenance of strong business relationships with major intermediaries;

•	diversity of products and level of client service offered;

•	continued success of our global distribution platform; and

•	continued development, either organically or through new investments, of investment strategies to meet the changing needs of investors.
The relative importance of each of these factors can vary depending on the distribution channel and the type of investment management service involved, as well as general market conditions. Our Affiliates’ ability to retain and increase assets under management would be adversely affected if client accounts underperform in comparison to relevant benchmarks or peer groups, or if key personnel leave an Affiliate. The ability to compete with other investment management firms also depends, in part, on the relative attractiveness of our Affiliates’ investment philosophies, methods under then-prevailing market trends, fees or a combination of these factors. Our Affiliates represent a diverse group of boutique investment management firms with predominantly active return-oriented strategies, rather than indexing strategies, exchange traded funds, fixed income or money market products, which generally carry lower fee rates. Changes in investor risk tolerance or investment preferences could result in investor allocation away from active return-oriented products.
We compete with a number of acquirers of and investors in investment management firms, including other investment management companies, private equity firms, sovereign wealth funds and larger financial organizations. We believe that the most important factors affecting our ability to compete for future investments are the:

•
degree to which target firms view our investment model, equity incentive structures and access to economies of scale as preferable (financially, operationally or otherwise) to acquisition or investment arrangements offered by others; and

•	reputation and performance of our Affiliates, by which target firms may judge us and our future prospects.
Government Regulation
Our and our Affiliates’ businesses are subject to complex and extensive regulation by various regulatory authorities and exchanges in jurisdictions around the world. This regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations or new or revised interpretations or guidance. Global financial regulatory reform initiatives are likely to result in more stringent regulation, and changes in laws or regulations and their application to us or our Affiliates could require that we or our Affiliates incur substantial cost or curtail operations or investment offerings. Our or our Affiliates’ businesses may be subject to regulatory inquiry or scrutiny by regulatory authorities, and regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates with or without notice. Any determination of a failure to comply with laws or regulations could result in disciplinary or enforcement action with penalties that may include the disgorgement of fees, fines, suspensions or censure of individual employees or revocation or limitation of business activities or registration. Even in the absence of wrongdoing, regulatory inquiries or proceedings could cause substantial expenditures of time and capital and result in reputational damage.

AMG Funds is comprised of two advisers registered with the U.S. Securities and Exchange Commission (SEC) under the Investment Advisers Act of 1940 (Advisers Act), and they collectively sponsor over 70 U.S. mutual funds registered under the Investment Company Act of 1940 (Investment Company Act) that are managed by Affiliates and unrelated investment managers. A number of our Affiliates also serve as advisers to mutual funds sponsored by them or by third parties. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and compliance and disclosure obligations. The Investment Company Act imposes additional obligations on fund advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations relating to the management of mutual funds. Rulemaking proposed by the SEC in 2015 may create additional reporting requirements for advisers and funds, and additional requirements for mutual funds in the areas of liquidity management and the use of derivatives. If adopted as proposed, the derivatives rule could negatively impact our Affiliates’ ability to manage certain products and impose additional compliance and operational costs.

Outside of the U.S., Affiliated Managers Group Limited (AMG Limited) is regulated by the Financial Conduct Authority in the United Kingdom, and is authorized as a promoter in Ireland by the Central Bank of Ireland. AMG Limited serves as the promoter for our Irish UCITS platform, which sponsors UCITS funds managed by Affiliates and marketed by AMG Limited in the UK and Europe. AMG Limited’s branch, AMG Limited (Dubai), is regulated as a representative office by the Dubai Financial Services Authority. Affiliated Managers Group (Hong Kong) Limited is regulated by the Securities and Futures Commission in Hong Kong, and Affiliated Managers Group Pty Ltd is regulated by the Australian Securities and Investments Commission in Australia.

Our Affiliates’ investment management operations are also subject to regulation by U.S. and non-U.S. authorities and exchanges. The majority of our Affiliates are registered as investment advisers under the Advisers Act, and many of our Affiliates are also subject to non-U.S. regulatory oversight. We have Affiliates domiciled in a number of jurisdictions, and these Affiliates are subject to extensive regulation under the laws and regulations of and supervision by governmental authorities in each of these jurisdictions. Our Affiliates also offer their products and services in many countries around the world, and are subject to various requirements relating to such activities. Many of our Affiliates also sponsor registered and unregistered funds in the U.S. and in other jurisdictions, including Guernsey, Jersey, Ireland, Luxembourg, British Virgin Islands and the Cayman Islands, and are subject to regulatory requirements in those jurisdictions and in the jurisdictions where those funds may be offered. Our Affiliates invest in publicly-traded securities of issuers across the globe and are subject to requirements in numerous jurisdictions for reporting of beneficial ownership positions and other requirements. Virtually all aspects of the asset management business, including strategy and product-related sales and distribution activities, are subject to regulation. These laws, rules and regulations are primarily intended to protect the clients of asset managers, and generally grant supervisory agencies and regulatory bodies broad administrative powers, including the power to set minimum capital requirements and limit or restrict an investment adviser from conducting its business in the event of a failure to comply with such laws and regulations, to suspend registered employees and to invoke censures or fines for both the regulated business and its employees.

We and our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and related regulations, with respect to their retirement plan clients. ERISA imposes duties on persons who are fiduciaries under ERISA, and prohibits certain transactions involving related parties to a retirement plan. The Department of Labor administers ERISA and regulates investment advisers who service retirement plan clients and has been increasingly active in proposing and adopting additional regulations applicable to the asset management industry.

We and certain of our Affiliates are also members of the National Futures Association and regulated by the Commodity Futures Trading Commission (CFTC) with respect to the management of mutual funds and other products that utilize futures, swaps or other derivative products. The Commodity Exchange Act and CFTC regulations impose additional operational, risk management and compliance burdens.

In addition, we and certain of our Affiliates are registered broker-dealers and members of the Financial Industry Regulatory Authority (FINRA), for the purpose of distributing funds or other asset management products. These broker-dealers are subject to net capital rules that mandate that they maintain certain levels of capital. FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA and the SEC conduct periodic examinations of member broker-dealers. The SEC, FINRA and state securities commissions may also conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer.

We and our Affiliates may also be subject to regulatory capital requirements, including those of federal, state and non-U.S. regulatory agencies. Our and our Affiliates’ regulatory capital, as defined, meets or exceeds all minimum requirements.

Due to the extensive laws and regulations to which we and our Affiliates are subject, we must devote substantial time, expense and effort to remaining current on, and addressing, legal and regulatory compliance matters. We and our Affiliates have experienced legal teams and compliance professionals in place to address the legal, regulatory and compliance requirements relating to our global operations, and have in place relationships with various legal and regulatory advisors in each of the countries where we and our Affiliates have business interests. Each of our Affiliates has established a compliance program to address regulatory compliance requirements for its operations, and provides ongoing reporting to us on compliance matters.
Employees and Corporate Organization
As of December 31, 2015, we had approximately 3,200 employees, the substantial majority of which were employed full-time by our Affiliates. Neither we nor our Affiliates are subject to any collective bargaining agreements, and we believe that our and our Affiliates’ labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.

Our Web Site
Our web site is www.amg.com. Our web site provides information about us, and from time to time we may use it as a distribution channel of material company information. We routinely post financial and other important information regarding the Company in the “Investor Relations” section of our web site and we encourage investors to consult that section regularly. That section of our web site includes a link to another web site where one can obtain, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors
We and our Affiliates face a variety of risks that are substantial and inherent in our businesses, including markets, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our and our Affiliates’ businesses. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
Our financial results depend on the receipt of investment management fees by our Affiliates, which are impacted by market returns and investment performance.
Investment management fees are typically based on the market value of assets under management, and fees will be adversely affected by declines in the capital markets and in the equity markets in particular. In certain instances, our Affiliates are paid fees based on investment performance on an absolute basis or relative to a benchmark and, as such, are directly dependent upon investment results that may vary substantially from year to year. Unfavorable market performance and volatility in the capital markets or in the prices of specific securities may impact the ability to market products and services and reduce our assets under management, which in turn may adversely affect the fees payable to our Affiliates and, ultimately, our results of operations and financial condition. These factors may also impact the ability to market products and services available through AMG Funds, which in turn may adversely affect the fees payable to us and our Affiliates. Additionally, global economic conditions, exacerbated by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters or other factors that are difficult to predict affect equity markets and the levels of our assets under management. Because our assets under management are largely concentrated in equity products, our financial results are particularly susceptible to downturns in the equity markets, or a decline in the assets invested in the equity markets.
Our growth strategy depends upon the continued growth of our existing Affiliates and upon making investments in new boutique investment management firms or additional investments in existing Affiliates.
Our Affiliates may not maintain their respective levels of performance or contribute to our growth at their historical or currently anticipated levels. Also, our Affiliates may be unable to carry out their management succession plans, which may adversely affect their operations and revenue streams and thus our results of operations.
The continued success of our investment program will depend upon our ability to find suitable firms in which to invest or make additional investments in existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. We cannot be certain that we will be successful in making investments in such firms or that they will have favorable operating results following our investment, which could have an adverse effect on our business, financial condition and results of operations.
Our financial results would be adversely affected by any reduction in our assets under management, and may be impacted by changes in the relative levels of assets under management among our Affiliates.
Investment management fees are primarily based on a percentage of the value of assets under management, and vary with the nature of the account or product managed. Any decrease in the total level of our assets under management generally, as a result of either a decline in market value of such assets, including due to exchange rate fluctuations or net outflows, would reduce our revenue and profitability. Through our Affiliates, we primarily manage active return-oriented products, rather than indexing strategies, exchange traded funds, fixed income or money market products, all of which generally carry lower fee rates. Changes in investor risk tolerance or investment preferences could result in investor allocations away from active return-oriented products or adversely impact our Affiliates’ ability to maintain existing advisory relationships and fee structures. Additionally, our structured partnership interests are tailored to meet the needs of each Affiliate and are therefore varied, and our revenue and profitability may be adversely affected by changes in the relative performance and the relative levels of assets under management among our Affiliates, independent of overall effective fee rates and our total level of assets under management. Further, certain Affiliates contribute significantly to our earnings and therefore declines in the market value of assets or net outflows at such Affiliates could have a disproportionate adverse impact on our earnings. Fluctuations in the amount and mix of our assets under management may be attributable in part to market conditions outside of our control. Any decrease in the level of our assets under management or adverse changes in the mix among our Affiliates could negatively impact our financial condition and results of operations.
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
Our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders. Our reputation is critical to our business and is vulnerable to threats that may be difficult or impossible to control, and costly or impossible to remediate. For example, failure to comply with applicable laws, rules or regulations, errors in our public reports or litigation against us or any of our Affiliates, or the publicity surrounding these events, even if satisfactorily addressed, could adversely impact our reputation, our relationships with our Affiliates and our ability to negotiate agreements with boutique investment management firms, as well as negatively impact our financial condition and results of operations.
Our and our Affiliates’ businesses are highly regulated.
Our and our Affiliates’ businesses are subject to complex and extensive regulation by various regulatory and self-regulatory authorities and exchanges in jurisdictions around the world, as detailed in “Government Regulation” in Item 1. These laws and regulations impose requirements, restrictions and limitations on our and our Affiliates’ businesses, and compliance with these laws and regulations results in significant cost and expense. If we or any of our Affiliates were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have a material adverse effect on our stock price and result in increased costs even if we or our Affiliates were found not to have violated such laws, rules or regulations. The failure to satisfy regulatory requirements could subject us or our Affiliates to civil liability, criminal liability or sanctions that might materially impact our or our Affiliates’ businesses. Further, some of these laws and regulations limit the types of activities in which we or our Affiliates may engage, and any failure to manage our respective businesses to ensure compliance with applicable regulations and to avoid becoming subject to additional regulations could have a material adverse effect on our and our Affiliates’ businesses. As investment advisers, our Affiliates and AMG Funds are subject to numerous obligations, fiduciary duties and other regulatory requirements, where non-compliance could result in censure or termination of adviser status, litigation or reputational harm, any of which could have a material adverse effect on our stock price and results of operations.
In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act, which represented a comprehensive overhaul of the financial services regulatory environment, continues to drive federal agencies to implement numerous new rules, which may impose additional restrictions and limitations on our and our Affiliates’ businesses as they are adopted. Rulemaking proposed by the SEC in 2015 may create additional reporting requirements for advisers and funds, and additional requirements for mutual funds in the areas of liquidity management and the use of derivatives. If adopted as proposed, the derivatives rule could negatively impact our Affiliates’ ability to manage certain products and impose additional compliance and operational costs.
Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, can occur without notice and could have a material adverse impact on our and our Affiliates’ financial results and mode of operations. Globally, proposals have called for more stringent regulation of the financial services industry in which we and our Affiliates operate, which may make it more likely that changes will occur that could adversely affect our and our Affiliates’ businesses, our access to capital and the market for our common stock. Regulators continue to consider whether asset managers or funds, or certain asset management products or activities, should be designated as systemically important, and therefore subject to additional regulation. In the United Kingdom and Europe, our and our Affiliates’ businesses may be impacted by financial services reform initiatives enacted or under consideration in the European Union. These new laws and regulations may also result in increased compliance costs and expenses, and non-compliance may result in fines and penalties.
Our and our Affiliates’ international operations are subject to foreign risks, including political, regulatory, economic and currency risks.
We and certain of our Affiliates operate offices or advise clients outside the U.S., and several Affiliates are based outside the U.S. Accordingly, we and certain of our Affiliates are subject to risks inherent in doing business internationally, in addition to the risks our businesses face more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different, and in some cases, less stringent legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. In addition, we and certain of our Affiliates are required to maintain minimum levels of capital, and such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of distributions to us by these Affiliates. These or other risks related to our and our Affiliates’ non-U.S. operations may have an adverse effect on our business, financial condition and results of operations.
Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any jurisdiction outside of the U.S. could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our or our Affiliates’ reputations and operations. Regulators in jurisdictions outside of the U.S. could also change their policies or laws in a manner that might restrict or otherwise impede the ability to offer our Affiliates’ investment products and services in their respective markets, or we or our Affiliates may be unable to keep up with, or adapt to, the ever changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.

We are subject to income taxes as well as non-income-based taxes in both the U.S. and various jurisdictions outside of the U.S. and are subject to ongoing tax audits in such jurisdictions and may be subject to future tax audits. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, tax authorities may disagree with certain positions we have taken and assess additional taxes and/or penalties and interest. There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our financial condition.

Further, changes in tax laws or tax rulings could materially impact our effective tax rate or have a significant impact on our future financial condition and results of operations. The U.S. Congress and other government agencies in jurisdictions in which we do business have maintained a focus on the taxation of multinational companies. For example, the Organization for Economic Co-operation and Development, which represents a coalition of member countries, is contemplating changes to numerous international tax principles through its base erosion and profit-shifting project, including interest deductibility, transfer pricing and eligibility for the benefits of double tax treaties, which could increase tax uncertainty and costs. In addition, proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and have a significant impact on our financial condition.
Our Affiliates’ autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by certain of them.
Although our agreements with our Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, we generally are not directly involved in managing our Affiliates’ day-to-day activities, including investment management policies and procedures, fee levels, marketing, product development, client relationships, employment and compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates, where weaknesses or failures in internal processes or systems or other operational challenges could lead to a disruption of our Affiliates’ operations, liability to their clients, exposure to disciplinary action or reputational harm.
Some of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the general partner or managing member. Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Our Affiliates also may face various claims, litigation or complaints from time to time and we cannot predict the eventual outcome of such matters or whether any matters could become material to a particular Affiliate or us in any reporting period. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we cannot be certain that we will not have claims that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment in excess of available insurance coverage could have a material adverse effect on our financial condition and results of operations.
The agreed-upon expense allocation under our structured partnership interests in which we share in the Affiliate’s revenue without regard to expenses may not be large enough to pay for all of the respective Affiliate’s operating expenses.
In the case of our typical structured partnership interests, such Affiliates have agreed to pay us a specified percentage of their respective revenue, while using the remainder of revenue to pay that Affiliate’s operating expenses and for distributions to Affiliate management. We may not anticipate and reflect in those agreements possible changes in the revenue and operating expense base of any Affiliate, and the revenue remaining after our specified percentage may not be large enough to pay for all of an Affiliate’s operating expenses. While our distributions generally have priority, we may elect to defer the receipt of our share of an Affiliate’s revenue to permit the Affiliate to fund such operating expenses, or we may restructure our relationship with an Affiliate with the aim of maximizing the long-term benefits to us, but we cannot be certain that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship may have an adverse effect on our near-term or long-term financial condition and results of operations.
When our structured partnership interest is calculated by reference to the Affiliate’s revenue less certain agreed-upon expenses, we have direct exposure to fluctuations in revenue and operating expenses.
In the case of our structured partnership interests that are calculated by reference to an Affiliate’s revenue less certain agreed-upon expenses, we are allocated a set percentage of the Affiliate’s revenue net of the agreed categories of expenses, thereby participating in any increases or decreases in both revenue and the expenses that are included in the calculation. This structure allows us to benefit from any decrease in the expenses that are included in the calculation, but also exposes us directly to any increase in such expenses, which we may not anticipate and which could be significant. Further, the impact of such decreases and increases in such expenses at these Affiliates on our earnings and our stock price could increase if the portion of our earnings derived from such Affiliates increases.
Our industry is highly competitive.
Our Affiliates compete with a broad range of domestic and foreign investment management firms, including public and private investment advisors, firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds and other entities that serve our three principal distribution channels. This competition may reduce the fees that our Affiliates can obtain for investment management services. We believe that our Affiliates’ ability to compete effectively with other firms in our three distribution channels depends upon our Affiliates’ products, investment performance, reputations, and client-servicing capabilities, and the marketing and distribution of their investment products, among other factors. (See “Competition” in Item 1.) Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates may also compete with each other for clients. Further, our Affiliates’ ability to compete with other investment management firms also depends, in part, on the relative attractiveness of their investment philosophies, methods under then-prevailing market trends, fees or a combination of these factors. Our Affiliates represent a diverse group of boutique investment management firms with predominantly active return-oriented products, rather than indexing strategies, exchange traded funds, fixed income or money market products, which generally carry lower fee rates. Changes in investor risk tolerance or investment preferences could result in investor allocation away from active return-oriented products.
The market for acquisitions of interests in boutique investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies and investment management firms, which may have significantly greater resources than we do, also invest in or buy boutique investment management firms. Further, our innovative partnership approach with our Affiliates is designed to provide enhanced incentives for management owners while enabling us to protect our interests, including through structured partnership interests and long-term employment agreements with key members of the firm. Target investment management firms may prefer investments in their firms under terms and structures offered by our competitors. We cannot guarantee that we will be able to compete effectively with such companies, that new competitors will not enter the market or that such competition will not make it more difficult or not feasible for us to maintain existing investments or to make new investments in boutique investment management firms.
The failure to consummate announced investments in new boutique investment management firms could have an adverse effect on our financial condition and results of operations.
Consummation of our announced investments are generally subject to a number of closing conditions, contingencies and approvals, including but not limited to obtaining certain consents of the boutique investment management firms’ clients. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock to the extent that the then-current market price reflects a market assumption that we will complete the announced transaction. In addition, the fact that a transaction did not close after we announced it publicly may negatively affect our ability and prospects to consummate transactions in the future. Finally, we must pay costs related to these investments, including transaction fees, even if the investments are not completed, which may have an adverse effect on our financial condition and results of operations.
We expect that we will need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.

While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new boutique investment management firms and existing Affiliates may require additional capital. In addition, we are contingently liable to make additional purchase payments (of up to $252.1 million through 2019) upon the achievement of specified financial targets in connection with certain of our prior acquisitions. As of December 31, 2015, we expected to make payments of $14.0 million (none in 2016) to settle such obligations. We also have committed to co-invest in certain investment partnerships, which may be called in future periods.
Subject to certain limitations, majority-owned Affiliate equity interests generally provide holders the conditional right to put equity interests to us over time. Because these obligations are conditional and dependent upon the individual equity-holder’s decision to sell his or her equity, it is difficult to predict the frequency and magnitude of these repurchases (our Redeemable non-controlling interests balance at December 31, 2015 was $612.5 million). We may also call all or a portion of these equity interests upon, among other events, the termination of an equity holder’s employment, although these rights may be limited or suspended in certain circumstances. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.
As of December 31, 2015, we had outstanding total debt of $1.9 billion. Our level of indebtedness may increase if we fund one or more future acquisitions through borrowings under our credit facilities. This additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and will require us to dedicate a greater portion of our cash flow from operations to payments on our indebtedness.
The financing activities described above could increase our interest expense, decrease our Net income (controlling interest) or dilute the interests of our existing stockholders. In addition, our access to further capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. We are rated A3 by Moody’s Investors Service and BBB+ by Standard & Poor’s Ratings Services. The rating agencies could decide to downgrade our ratings or the entire investment management industry, thereby making it difficult to access capital markets. In addition, a reduction in our credit rating could increase our borrowing costs.
Our debt agreements impose certain covenants relating to the conduct of our business, including financial covenants under our credit facilities, and, if amounts borrowed or outstanding under these agreements were subject to accelerated repayment, we may not have sufficient assets or liquidity to repay such amounts in full.

Our credit facilities require us to maintain specified financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio, and also contain customary affirmative operating covenants and negative covenants that, among other things, place certain limitations on our and our subsidiaries’ ability to incur debt, merge or transfer assets and on our ability to create liens. The indentures governing our senior notes also contain restrictions on our ability to merge or transfer assets and on our ability to create liens. The breach of any covenant (either due to our actions or, in the case of financial covenants, due to a significant and prolonged market driven decline in our operating results) could result in a default under the applicable debt agreement. In the event of any such default, lenders that are party to the credit facilities could refuse to make further extensions of credit to us. Further, in the event of certain defaults, amounts borrowed under the credit facilities and/or outstanding under the senior notes, together with accrued interest and other fees, could become immediately due and payable. If any indebtedness under the credit facilities or the indentures governing the senior notes was subject to accelerated repayment, we might not have sufficient liquid assets to repay such indebtedness in full.
We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations.
At December 31, 2015, our total assets were $7.8 billion, of which $4.4 billion were intangible assets, and $1.9 billion were equity method investments in Affiliates, an amount comprised primarily of intangible assets. We cannot be certain that we will realize the value of such intangible assets. An impairment of our intangible assets or an other than temporary decline in the value of our equity investments could adversely affect our financial condition and results of operations.
We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.
We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities for us. We do not have employment agreements with our executive officers, although each has a significant deferred equity interest in the Company and is subject to non-solicitation and non-competitive restrictions that may be triggered upon their departure. However, there is no guarantee that these officers will remain with the Company.

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
Our or our Affiliates’ controls and procedures may fail or be circumvented, our or our Affiliates’ risk management policies and procedures may be inadequate, and operational risk could adversely affect our or our Affiliates’ reputation and financial position.

We and our Affiliates have adopted various controls, procedures, policies and systems to monitor and manage risk in our and their businesses. While we currently believe that our and our Affiliates’ operational controls are effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external risks in our and our Affiliates’ various businesses. Furthermore, we or our Affiliates may have errors in our business processes or fail to implement proper procedures in operating our businesses, which may expose us or our Affiliates to risk of financial loss or failure to comply with a regulatory requirement. We and our Affiliates are also subject to the risk that employees or contractors, or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with controls, policies and procedures. The financial and reputational impact of control failures can be significant.

In addition, our and our Affiliates’ businesses and the markets in which we and our Affiliates operate are continuously evolving. If our or our Affiliates’ risk framework is ineffective, either because of a failure to keep pace with changes in the financial markets, regulatory requirements, our or our Affiliates’ businesses, counterparties, clients or service providers or for other reasons, we or our Affiliates could incur losses, suffer reputational damage or be out of compliance with applicable regulatory or contractual mandates or expectations.
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
Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. In addition, our credit facilities and the indentures governing our senior notes contain various covenants that limit our ability, among other things, to consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. Further, given our permanent partnership approach, which is designed to preserve our Affiliates’ investment and operational autonomy and independence, a change in control may also be viewed negatively by our Affiliates, impacting their relationship with us.

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

The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we have issued securities and entered into contracts, including our junior convertible trust preferred securities and forward equity agreements, that may result in the issuance of our common stock upon the occurrence of certain events. We also have exercisable options outstanding and unvested restricted stock that have been awarded under our share-based incentive plans. Additionally, we have the right to settle certain Affiliate equity repurchase obligations with shares of our common stock. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock, including through forward equity transactions. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold in the public market, the price of our common stock may fall.
Failure to maintain and properly safeguard an adequate technology infrastructure may limit our or our Affiliates’ growth, result in losses or disrupt our or our Affiliates’ businesses.
Our and our Affiliates’ businesses are reliant upon financial, accounting and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisors, vendors and other third parties. The failure to implement, maintain and safeguard an infrastructure commensurate with the size and scope of our and our Affiliates’ businesses could impede productivity and growth, which could adversely impact our financial condition and results of operations. Further, we and our Affiliates rely on third parties for certain aspects of our respective businesses, including financial intermediaries and technology infrastructure and service providers, including brokers, custodians, administrators and other agents, and these parties are also susceptible to similar risks.
Although we and our Affiliates take protective measures and endeavor to modify them as circumstances warrant, computer systems, software, networks and mobile devices, and those of third parties on whom we and our Affiliates rely, may be vulnerable to cyber attacks, breaches, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. If any such events occur, it could jeopardize confidential, proprietary or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or third party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have a material adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and we or our Affiliates may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain.
Our financial results could be adversely affected by the financial stability of other financial institutions.

We and our Affiliates routinely execute transactions with various counterparties in the financial services industry. Historical market volatility highlights the interconnection of the global markets and demonstrates how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. We and our Affiliates may be exposed to credit, operational or other risk in the event that a counterparty with whom we or our Affiliates transact defaults on its obligations, or if there are other unrelated systemic failures in the markets.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our revenue from clients pursuant to investment management contracts. While certain Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days) and may not be assignable without consent. We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If their clients withdraw a substantial amount of funds, it is likely to harm our results. In addition, investment management contracts with mutual funds are subject to annual approval by each fund’s board of directors.

Item 1B.	Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.	Properties
We conduct our operations around the world using a combination of leased and owned facilities. While we believe we have suitable property resources currently, we will continue to evaluate our property needs and will complement these resources as necessary.
Our principal offices are located at 777 South Flagler Drive, West Palm Beach, Florida; 600 Hale Street, Prides Crossing, Massachusetts; and 35 Park Lane, London, England. We also lease offices in Conshohocken, Pennsylvania; Greenwich, Connecticut; Chicago, Illinois; Sydney, Australia; Toronto, Canada; Zurich, Switzerland; Hong Kong; and Dubai, United Arab Emirates. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business, as appropriate for their respective business needs from time to time.

Item 3.	Legal Proceedings
From time to time, we and our Affiliates may be parties to various claims, suits, complaints and regulatory inquiries, certain of which are described in the notes to our Consolidated Financial Statements. Currently, there are no such claims, suits, complaints or regulatory inquiries against us or our Affiliates that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange since January 1, 2014 for the periods indicated.

	High	Low
2014
First quarter	$219.39	$180.85
Second quarter	206.19	176.85
Third quarter	214.41	192.34
Fourth quarter	216.49	174.43
2015
First quarter	$221.46	$191.36
Second quarter	230.63	211.98
Third quarter	221.80	164.54
Fourth quarter	190.74	141.68
The closing price for a share of our common stock as reported on the New York Stock Exchange on February 22, 2016 was $134.99. As of February 22, 2016, there were 19 stockholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
We have not declared a cash dividend with respect to the periods presented. We do not currently anticipate paying cash dividends on our common stock as we intend to retain earnings to finance new Affiliate investments, repay indebtedness, pay interest and income taxes, repurchase debt securities and shares of our common stock when appropriate, and develop our existing business.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
October 1-31, 2015	—	$—	—	2,491,068
November 1-30, 2015	201,038	169.82	201,038	2,290,030
December 1-31, 2015	—	—	—	2,290,030
Total	201,038	169.82	201,038
__________________________

(1)
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015 authorizing us to repurchase up to 3.0 million shares of our common stock. Purchases may be made from time to time, at management's discretion. As of December 31, 2015, 2.3 million shares remained available for repurchase under the May 2015 program, which does not expire.

The following graph compares the cumulative stockholder return on our common stock from December 31, 2010 through December 31, 2015, with the cumulative total return, during the same period, on the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financial Sector Index and a peer group comprised of AllianceBernstein Holding L.P., Ameriprise Financial, Inc., BlackRock, Inc., Eaton Vance Corp., Franklin Resources, Inc., Invesco Ltd., Legg Mason, Inc., T. Rowe Price Group, Inc. and Waddell & Reed Financial, Inc. The comparison assumes the investment of $100 on December 31, 2010 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.	Selected Financial Data
The following table presents selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in millions, except as noted and per share data)	2011	2012	2013	2014	2015
Assets under Management (at period end, in billions)	$327.5	$431.8	$537.3	$620.2	$611.3
Average Assets under Management (in billions)	330.6	381.2	483.8	585.9	623.9
Statement of Income Data
Revenue	$1,704.8	$1,805.5	$2,188.8	$2,510.9	$2,484.5
Net income	359.6	411.4	669.6	785.6	833.7
Net income (controlling interest)	164.9	174.0	360.5	452.1	516.0
Earnings per share (diluted)	3.11	3.28	6.55	8.01	9.28
Other Financial Data
EBITDA (controlling interest)(1)	$471.3	$543.4	$819.9	$900.8	$942.2
Economic net income (controlling interest)(1)	351.0	408.8	570.1	644.4	691.2
Economic earnings per share(1)	6.62	7.71	10.31	11.45	12.55
Balance Sheet Data
Total assets	$5,218.9	$6,187.1	$6,318.8	$7,698.1	$7,784.8
Long-term debt	1,198.2	1,630.6	1,383.7	1,894.9	1,894.8
Redeemable non-controlling interests	451.8	477.5	641.9	645.5	612.5
Total equity	2,499.6	3,041.4	3,144.6	3,643.2	3,769.1
__________________________

(1)
EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures” in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Affiliated Managers Group, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the “Forward-looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the U.S. Securities and Exchange Commission, each of which describes these risks, uncertainties and other important factors in more detail.
Executive Overview
The following executive overview summarizes the significant trends affecting our results of operations and financial condition. This overview and the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report on Form 10-K.
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations.
We hold meaningful equity interests in each of our Affiliates. In certain cases, we own a majority interest while in other cases we own a minority interest. In all cases, Affiliate management retains a significant equity interest in their own firm. Affiliate management equity ownership (along with our ownership) aligns our interests, enhances Affiliate management equity incentives and preserves Affiliate management's opportunity to participate directly in the long-term future growth of their firms. Our innovative partnership approach provides Affiliate management with a degree of liquidity and financial diversification and ensures that our Affiliates maintain investment and operational autonomy in managing their businesses, as well as their unique entrepreneurial culture and independence.
Given our permanent partnership approach, when we own a majority of the equity interests, we address the ongoing succession planning issues facing the Affiliate’s principal owners as they transition incentives to future generations by facilitating the transfer of equity over time to the next generation of Affiliate management.  In cases in which we own a minority of the equity interests, we typically do not have an obligation to repurchase Affiliate equity interests, but may make additional investments to further facilitate Affiliate ownership transition.
We completed majority investments in Baker Street Advisors, LLC on April 1, 2015 and myCIO Wealth Partners, LLC on October 1, 2015.  We also completed minority investments in Abax Investments (Pty) Ltd on December 18, 2015 and Ivory Investment Management, L.P. on December 31, 2015, both of which are accounted for under the equity method of accounting. In addition, subsequent to year end we completed minority investments in Systematica Investments L.P. and Baring Private Equity Asia on January 4, 2016, both of which will also be accounted for under the equity method of accounting. Following the close of these transactions, Affiliate management will continue to hold a significant portion of the equity in their respective businesses and direct their day-to-day operations.
For the year ended December 31, 2015, Net income (controlling interest) was $516.0 million, and Earnings per share (diluted) was $9.28, representing a 16% increase over the prior year. For the year ended December 31, 2014, Net income (controlling interest) was $452.1 million, and Earnings per share (diluted) was $8.01.
For the year ended December 31, 2015, EBITDA (controlling interest) was $942.2 million, Economic net income (controlling interest) was $691.2 million, and Economic earnings per share was $12.55, representing a 10% increase over the prior year. For the year ended December 31, 2014, EBITDA (controlling interest) was $900.8 million, Economic net income (controlling interest) was $644.4 million, and Economic earnings per share was $11.45. EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”
For the year ended December 31, 2015, our assets under management decreased 1% to $611.3 billion, primarily due to a $15.7 billion decrease from changes in markets and a $11.1 billion decrease from changes in foreign exchange rates, partially offset by $21.3 billion from investments in new Affiliates.
The table below shows our financial highlights:

(in millions, except as noted and per share data)	2013	2014	% Change	2015	% Change
Assets under management (in billions)	$537.3	$620.2	15%	$611.3	(1)%
Average assets under management (in billions)	483.8	585.9	21%	623.9	6%
Revenue	2,188.8	2,510.9	15%	2,484.5	(1)%
Net income (controlling interest)	360.5	452.1	25%	516.0	14%
Earnings per share (diluted)	6.55	8.01	22%	9.28	16%

EBITDA (controlling interest)(1)	$819.9	$900.8	10%	$942.2	5%
Economic net income (controlling interest)(1)	570.1	644.4	13%	691.2	7%
Economic earnings per share(1)	10.31	11.45	11%	12.55	10%
__________________________

(1)
EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”

Supplemental Performance Measures
EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure referred to as EBITDA (controlling interest). EBITDA (controlling interest) represents the controlling interest’s operating performance before our share of interest expense, income taxes, depreciation and amortization. We believe that many investors use this information when comparing the financial performance of companies in the investment management industry. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or any other GAAP measure of financial performance or liquidity.
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

(in millions)	2013	2014	2015
Net income (controlling interest)	$360.5	$452.1	$516.0
Interest expense	87.3	76.6	88.9
Imputed interest expense and contingent payment arrangements(1)	31.7	30.1	(40.3)
Income taxes	185.0	213.4	251.3
Depreciation and other amortization	6.5	7.6	7.9
Intangible amortization and impairments(2)	148.9	121.0	118.4
EBITDA (controlling interest)	$819.9	$900.8	$942.2
__________________________

(1)
During 2013, we adjusted our estimate of contingent payment obligations and recognized a loss totaling $10.3 million. During 2014, we redeemed our 2006 junior convertible securities and recognized a loss of $18.8 million. During 2015, we adjusted our estimate of our contingent payment obligations and recorded a gain of $44.7 million. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

(2)
Our reported intangible amortization includes amortization attributable to our non-controlling interests, which is not added back to Net income (controlling interest) to measure our EBITDA (controlling interest). Further, for our equity method Affiliates, we do not separately report revenue or expenses (including intangible amortization) in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Income from equity method investments.

The following table summarizes the Intangible amortization and impairments shown above:

(in millions)	2013	2014	2015
Reported Intangible amortization and impairments	$128.2	$122.2	$115.4
Intangible amortization—non-controlling interests	(21.0)	(33.5)	(31.3)
Equity method intangible amortization	41.7	32.3	34.3
Total	$148.9	$121.0	$118.4
Economic Net Income (controlling interest)
As supplemental information, we provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) an important measure of our financial performance, as we believe it best represents our operating performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, as well as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as a substitute for, Net income (controlling interest) and Earnings per share (diluted), or any other GAAP measure of financial performance or liquidity.
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of intangible amortization (including equity method intangible amortization) and impairments, deferred taxes related to intangible assets, and other economic items, which include non-cash imputed interest expense (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back intangible amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expense and reductions or increases in contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate management when these transfers have no dilutive effect to our shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

(in millions, except per share data)	2013	2014	2015
Net income (controlling interest)	$360.5	$452.1	$516.0
Intangible amortization and impairments(1)	148.9	121.0	118.4
Intangible-related deferred taxes(2)	38.1	47.8	77.7
Other economic items(3)	22.6	23.5	(20.9)
Economic net income (controlling interest)	$570.1	$644.4	$691.2
Average shares outstanding (diluted)	56.7	58.4	57.2
Assumed issuance of junior convertible securities shares	(2.0)	(2.2)	(2.2)
Dilutive impact of senior convertible securities shares	0.4	—	—
Dilutive impact of junior convertible securities shares	0.2	0.1	0.1
Average shares outstanding (adjusted diluted)	55.3	56.3	55.1
Economic earnings per share	$10.31	$11.45	$12.55
__________________________

(1)	See Note (2) to the table in the “EBITDA (controlling interest)” section.

(2)
In 2013 and 2015, we recorded reductions in the corporate tax rate in the United Kingdom, which decreased our intangible-related deferred taxes by $7.2 million and $6.5 million, respectively. In addition, in 2013 and 2014, we recorded reductions in our intangible-related deferred taxes for the restructuring of our foreign operations of $5.9 million and $24.5 million, respectively.

(3)
During 2013, we adjusted our estimate of contingent payment obligations and recognized a loss totaling $10.3 million ($6.3 million net of tax). During 2014, we redeemed our 2006 junior convertible securities and recognized a loss of $18.8 million ($11.6 million net of tax). During 2015, we adjusted our estimate of our contingent payment obligations and recorded a gain of $44.7 million ($27.8 million net of tax). These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

Assets under Management
The following table presents changes in our reported assets under management by distribution channel:
Statement of Changes

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2012	$254.3	$121.9	$55.6	$431.8
Client cash inflows	45.4	52.7	10.9	109.0
Client cash outflows	(28.0)	(31.1)	(9.2)	(68.3)
Net client cash flows	17.4	21.6	1.7	40.7
New investments	—	—	3.0	3.0
Market changes	33.8	25.6	7.9	67.3
Foreign exchange(1)	(2.5)	0.4	(0.8)	(2.9)
Other	(2.4)	(0.1)	(0.1)	(2.6)
December 31, 2013	$300.6	$169.4	$67.3	$537.3
Client cash inflows	52.1	42.9	10.7	105.7
Client cash outflows	(31.9)	(43.1)	(9.3)	(84.3)
Net client cash flows	20.2	(0.2)	1.4	21.4
New investments	25.2	14.4	4.1	43.7
Market changes	10.6	7.3	4.4	22.3
Foreign exchange(1)	(3.9)	(2.5)	(0.9)	(7.3)
Other	2.9	—	(0.1)	2.8
December 31, 2014	$355.6	$188.4	$76.2	$620.2
Client cash inflows	55.1	48.3	14.2	117.6
Client cash outflows	(48.4)	(59.5)	(12.7)	(120.6)
Net client cash flows	6.7	(11.2)	1.5	(3.0)
New investments	7.0	3.0	11.3	21.3
Market changes	(15.0)	(1.4)	0.7	(15.7)
Foreign exchange(1)	(6.4)	(3.0)	(1.7)	(11.1)
Other	(0.4)	(0.0)	(0.0)	(0.4)
December 31, 2015	$347.5	$175.8	$88.0	$611.3
__________________________

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated assets under management into U.S. dollars for reporting purposes.
The following table presents changes in our average assets under management, EBITDA (controlling interest) and Net income (controlling interest) by distribution channel:

	For the Years Ended December 31,
(in millions, except as noted)	2013	2014	% Change	2015	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$277.1	$334.0	21%	$353.4	6%
Mutual Fund	145.7	178.5	23%	187.5	5%
High Net Worth	61.0	73.4	20%	83.0	13%
Total	$483.8	$585.9	21%	$623.9	6%
EBITDA (controlling interest)(1)
Institutional	$493.3	$482.8	(2)%	$494.6	2%
Mutual Fund	246.1	324.9	32%	351.3	8%
High Net Worth	80.5	93.1	16%	96.3	3%
Total	$819.9	$900.8	10%	$942.2	5%
Net income (controlling interest)
Institutional	$219.9	$227.0	3%	$229.3	1%
Mutual Fund	103.4	180.1	74%	229.7	28%
High Net Worth	37.2	45.0	21%	57.0	27%
Total	$360.5	$452.1	25%	$516.0	14%
__________________________

(1)	EBITDA (controlling interest) is a non-GAAP performance measure and is discussed in “Supplemental Performance Measures.”
Results of Operations
When we own a majority of the equity interests of an Affiliate, we consolidate the Affiliate’s financial results in our revenue and operating expenses and primarily use structured partnership interests in which we share in the Affiliate’s revenue without regard to expenses. When we own a minority interest, we use the equity method of accounting and our share of the Affiliate’s financial results is reported (net of intangible amortization) in Income from equity method investments. For these equity method Affiliates, we either share in the Affiliate’s revenue without regard to expenses or share in the Affiliate’s revenue less certain agreed-upon expenses. Additional investments in existing or new Affiliates will generally impact our financial results in the year of investment and, depending upon the timing, in the following year when the full-year financial results of the Affiliate investment are reflected in our financial statements.
Revenue
We derive most of our revenue from asset-based and performance fees from investment management services. Asset-based fees are typically determined as a percentage fee charged on the value of a client’s assets under management. Performance fees are billed based upon investment performance, typically on an absolute basis or relative to a benchmark.
Performance fees are typically billed less frequently than asset-based fees and, although performance fees inherently depend on investment performance and will vary from period to period, we anticipate performance fees will be a recurring component of our revenue.
Our revenue is generally determined by the level of our average assets under management and the composition of our assets across our distribution channels and active return-oriented strategies within our distribution channels, which realize different fee rates. Our ratio of asset-based fees to average assets under management (“ratio of average fee rates”) is calculated as asset-based fees divided by average assets under management and may change as a result of new investments, client cash flows, market changes, including foreign exchange rate changes, or changes in contractual fees. Therefore, changes in this ratio should not necessarily be viewed as an indicator of changes in contractual fee rates billed by our Affiliates to their clients.
Average assets under management reflect the particular billing patterns of products and client accounts. Therefore, we believe average assets under management more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue. In the Mutual Fund distribution channel, average assets under management generally represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, an account that bills in advance is included in the calculation of average assets under management on the basis of beginning of period assets under management, while an account that bills in arrears is reflected on the basis of end of period assets under management. Assets under management attributable to any investments in new Affiliates are included on a weighted average basis for the period from the closing date of the respective new investment.
The following table summarizes our consolidated Affiliates’ average assets under management and revenue by distribution channel:

	For the Years Ended December 31,
	2013	2014	% Change	2015	% Change
Average Assets under Management (in billions)(1)
Institutional	$169.4	$188.6	11%	$186.4	(1)%
Mutual Fund	116.3	141.7	22%	143.2	1%
High Net Worth	49.1	57.5	17%	66.8	16%
Total	$334.8	$387.8	16%	$396.4	2%
Revenue (in millions)(2)
Institutional	$948.7	$1,022.8	8%	$979.4	(4)%
Mutual Fund	1,023.0	1,242.6	21%	1,238.2	0%
High Net Worth	217.1	245.5	13%	266.9	9%
Total	$2,188.8	$2,510.9	15%	$2,484.5	(1)%
__________________________

(1)	Amounts do not include assets under management at equity method Affiliates, which are summarized separately in the “Income from equity method investments” section.

(2)	In 2013, 2014 and 2015, revenue attributable to clients domiciled outside the U.S. was approximately 38%, 37% and 40% of total revenue, respectively.
Our revenue decreased $26.4 million or 1% in 2015, primarily from a $146.5 million or 6% decrease in asset-based fees at existing Affiliates. This decrease in asset-based fees was principally the result of a 5% decline in average assets under management and a decline in our ratio of average fee rates, which reduced asset-based fees by $108.5 million or 5% and $38.0 million or 1%, respectively. The decline in our average fee rates was due to changes in the composition of our assets under management across our distribution channels. The decrease in revenue was partially offset by a $131.8 million or 5% increase in asset-based fees from the full year results of our 2014 and 2015 investments in new Affiliates.
Our revenue increased $322.1 million or 15% in 2014, primarily from a $257.6 million or 12% increase in asset-based fees at existing Affiliates. This increase in asset-based fees was the result of a 12% increase in average assets under management. The increase in revenue was also the result of a $67.3 million or 3% increase in asset-based fees from our 2014 investments in new Affiliates.
The following discusses the changes in our revenue by distribution channel.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel decreased $43.4 million or 4% in 2015, primarily from a $66.8 million or 6% decrease in asset-based fees at existing Affiliates. This decrease in asset-based fees was principally the result of a 6% decline in average assets under management and a decline in our ratio of average fee rates, which reduced asset-based fees by $53.2 million or 5% and $13.6 million or 1%, respectively. The decline in our ratio of average fee rates was due to a change in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products that realize comparatively higher fee rates, partially offset by an increase in assets under management in products that realized comparatively lower fee rates. The decrease in revenue was also the result of a $15.8 million or 2% decrease in performance fees. These decreases in revenue were partially offset by a $39.3 million or 4% increase in asset-based fees from the full year results of our 2014 and 2015 investments in new Affiliates.
Our revenue in the Institutional distribution channel increased $74.1 million or 8% in 2014, primarily from a $49.7 million or 5% increase in asset-based fees at existing Affiliates. This increase in asset-based fees was principally the result of an 8% increase in average assets under management, which increased asset-based fees $75.3 million or 8% partially offset by a decline in our ratio of average fee rates, which decreased asset-based fees by $25.6 million or 3%. The decline in our ratio of average fee rates was due to a change in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products that realize comparatively higher fee rates, partially offset by an increase in assets under management in products that realized comparatively lower fee rates. The increase in revenue was also the result of a $26.9 million or 3% increase in asset-based fees from our 2014 investments in new Affiliates.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel decreased $4.4 million or less than 1% in 2015, primarily from an $84.1 million or 7% decrease in asset-based fees at existing Affiliates. This decrease in asset-based fees was principally the result of a 7% decline in average assets under management, which reduced asset-based fees by $83.6 million or 7%. The decrease in revenue was partially offset by a $74.1 million or 6% increase in asset-based fees from the full year results of our 2014 investments in new Affiliates.
Our revenue in the Mutual Fund distribution channel increased $219.6 million or 21% in 2014, primarily from a $183.3 million or 18% increase in asset-based fees at existing Affiliates. This increase in asset-based fees was the result of a 19% increase in average assets under management. The increase in revenue was also the result of a $25.8 million or 2% increase in asset-based fees from our 2014 investments in new Affiliates, as well as an increase in performance and other fees of $10.6 million or 1%.
High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $21.4 million or 9% in 2015. The increase in revenue was primarily the result of an $18.4 million or 7% increase in asset-based fees from the full year results of our 2014 and 2015 investments in new Affiliates. The increase in revenue was also the result of a $4.3 million or 2% increase in asset-based fees at existing Affiliates. This increase in asset-based fees was principally the result of a 5% increase in average assets under management, which increased asset-based fees by $10.9 million or 4%, partially offset by a decline in our ratio of average fee rates, which decreased asset-based fees by $6.6 million or 2%. The decline in our ratio of average fee rates was due to a change in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products that realize comparatively higher fee rates, partially offset by increases in assets under management in products that realize comparatively lower fee rates.
Our revenue in the High Net Worth distribution channel increased $28.4 million or 13% in 2014, primarily from a $18.1 million or 8% increase in asset-based fees at existing Affiliates. This increase in asset-based fees was principally the result of an 11% increase in average assets under management, which increased asset-based fees $22.6 million or 10%, partially offset by a decline in our ratio of average fee rates, which decreased asset-based fees $4.5 million or 2%. The decline in our ratio of average fee rates was due to a change in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products that realize comparatively higher fee rates, partially offset by increases in assets under management in products that realize comparatively lower fee rates. The increase in revenue was also the result of a $14.6 million or 7% increase in asset-based fees from our 2014 investments in new Affiliates, partially offset by a $4.3 million or 2% decline in performance and other fees.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Years Ended December 31,
(in millions)	2013	2014	% Change	2015	% Change
Compensation and related expenses	$947.5	$1,030.5	9%	$1,027.7	0%
Selling, general and administrative	427.2	485.5	14%	443.8	(9)%
Intangible amortization and impairments	128.2	122.2	(5)%	115.4	(6)%
Depreciation and other amortization	14.0	16.9	21%	18.8	11%
Other operating expenses	37.8	40.6	7%	43.8	8%
Total operating expenses	$1,554.7	$1,695.7	9%	$1,649.5	(3)%
A substantial portion of our operating expenses was incurred by our consolidated Affiliates, the substantial majority of which was incurred by Affiliates through which we share in revenue without regard to expenses. For these Affiliates, the Affiliate’s Operating Allocation percentage generally determines its operating expenses. Accordingly, our operating expenses are impacted by increases or decreases in each Affiliate’s revenue and corresponding increases or decreases in their respective Operating Allocation.

Compensation and related expenses decreased $2.8 million in 2015, primarily as a result of decreases in compensation expenses at existing Affiliates of $46.8 million and compensation expenses associated with Affiliate equity transactions of $15.9 million. These decreases were partially offset by an increase in compensation expenses from the full year results of our 2014 and 2015 investments in new Affiliates of $56.9 million.
Compensation and related expenses increased $83.0 million or 9% in 2014, primarily as a result of increases in compensation expense at existing Affiliates of $33.4 million, compensation expense from our 2014 investments in new Affiliates of $28.6 million, and compensation expense associated with Affiliate equity transactions of $12.1 million.
Selling, general and administrative expenses decreased $41.7 million or 9% in 2015, primarily from decreases in sub-advisory and distribution expenses of $50.0 million at our Affiliates in the Mutual Fund distribution channel and a decrease in acquisition-related professional fees of $5.8 million. These decreases were partially offset by an increase of $18.2 million from the full year results of our 2014 and 2015 investments in new Affiliates.
Selling, general and administrative expenses increased $58.3 million or 14% in 2014, primarily from increases in sub-advisory and distribution expenses of $34.7 million at our Affiliates in the Mutual Fund distribution channel, an increase of $9.5 million from our 2014 investments in new Affiliates, and an increase in acquisition-related professional fees of $6.4 million.
Intangible amortization and impairments decreased $6.8 million or 6% in 2015 and $6.0 million or 5% in 2014. The decrease in 2015 was primarily due to a reduction of $7.1 million resulting from certain assets being fully amortized in 2014.  The decrease in 2014 was primarily due to a reduction of $30.2 million resulting from certain assets being fully amortized in 2013.  This was partially offset by 2014 increases of $24.2 million in amortization of definite-lived assets at existing and new 2014 Affiliates.
Income from Equity Method Investments
When we own a minority interest in an Affiliate, we either share in the Affiliate’s revenue without regard to expenses or share in the Affiliate’s revenue less certain agreed-upon expenses. When we share in the Affiliate’s revenue without regard to expenses, we are allocated a set percentage of revenue, with the remaining revenue available to the Affiliate to fund its operating expenses and distributions to Affiliate management. When we share in the Affiliate’s revenue less certain agreed-upon expenses our distributions are calculated by reference to the Affiliate’s revenue net of the agreed-upon categories of expenses.
For minority investments, we are required to use the equity method of accounting.  Under the equity method of accounting, we only recognize our share of the Affiliate’s revenue less certain agreed-upon expenses, net of equity method amortization.
Our equity method Affiliates derive most of their revenue from asset-based and performance fees from investment management services. Asset-based fees are typically determined as a percentage fee charged on the value of a client’s assets under management. Performance fees are billed based upon investment performance, typically on an absolute basis or relative to a benchmark, primarily on our liquid and illiquid alternative and equity products.
Performance fees are typically billed less frequently than asset-based fees and, although performance fees inherently depend on investment performance and will vary from period to period, we anticipate performance fees will be a recurring component of our Income from equity method investments.
Average assets under management reflect the particular billing patterns of Affiliate products and client accounts. Therefore, we believe average assets under management more closely correlates to product and client account billing cycles and, as such, provides a more meaningful relationship to equity method earnings. Average assets under management at equity method Affiliates are calculated consistent with our average assets under management at consolidated Affiliates. Our equity method Affiliates operate primarily in the Institutional distribution channel.
The following table summarizes our equity method Affiliates’ average assets under management, equity method earnings (our share of their revenue or profit), as applicable, and equity method amortization:

	For the Years Ended December 31,
	2013	2014	% Change	2015	% Change
Average Assets under Management (in billions)	$149.0	$198.1	33%	$227.5	15%
Income from equity method investments (in millions)
Equity method earnings	$349.5	$314.0	(10)%	$323.2	3%
Equity method amortization	41.7	32.3	(23)%	34.3	6%
Total	$307.8	$281.7	(8)%	$288.9	3%
Equity method earnings increased $9.2 million or 3% in 2015, primarily from a $50.7 million increase in earnings from the full year results of our additional investment in an existing Affiliate in 2014 and our investments in new Affiliates in 2015. This increase was partially offset by a $41.6 million decline in performance and advisory fees at existing Affiliates. Equity method amortization increased $2.0 million or 6% in 2015, primarily as a result a $4.3 million increase from the full year impact of our Affiliate investments in 2014, partially offset by a $2.3 million decrease related to certain assets being fully amortized in 2014 and 2015.
Equity method earnings decreased $35.5 million or 10% in 2014, primarily from a $79.3 million decline in performance fees.  This decrease was partially offset by a $28.7 million increase in equity method earnings at existing Affiliates, as well as a $15.1 million increase in equity method earnings from the full year results of our 2013 and 2014 investments in new Affiliates. Equity method amortization decreased $9.4 million or 23% in 2014, primarily from a reduction of $20.6 million as a result of certain assets being fully amortized in 2013. This decrease was partially offset by an increase of $10.9 million of intangible amortization from our 2014 investments in new and existing Affiliates.
Other Non-Operating (Income) and Expenses
The following table summarizes non-operating income and expense data:

	For the Years Ended December 31,
(in millions)	2013	2014	% Change	2015	% Change
Investment and other (income) expense	$(40.8)	$(23.3)	(43)%	$(15.3)	(34)%
Interest expense	87.3	76.6	(12)%	88.9	16%
Imputed interest expense and contingent payment arrangements	31.7	30.1	(5)%	(40.3)	N.M.(1)
Income taxes	194.1	227.9	17%	256.9	13%
__________________________

(1)	Percentage change is not meaningful.
Investment and other income decreased $8.0 million or 34% in 2015, principally as a result of a $20.3 million decrease in the fair value of Affiliate investments, partially offset by $9.0 million of realized gains on the sales of available-for-sale securities.
Investment and other (income) expense decreased $17.5 million or 43% in 2014, principally as a result of a $10.5 million decrease primarily in the fair value of Affiliate investments and a $7.2 million gain on the sale of a foreign office in 2013, which did not reoccur in 2014.
Interest expense increased $12.3 million or 16% in 2015, primarily as a result of the issuance of our senior notes in February 2014 and 2015, which collectively increased interest expense by $13.2 million.
Interest expense decreased $10.7 million or 12% in 2014, primarily as a result of the settlement of our 2006 junior convertible securities in 2014 and the settlement of our 2008 senior convertible securities in 2013, which collectively reduced interest expense by $27.6 million. This decrease was partially offset by interest expense of $15.6 million on our senior notes issued in 2014.
Imputed interest expense and contingent payment arrangements decreased $70.4 million and $1.6 million in 2015 and 2014, respectively. The decrease in 2015 was primarily a result of a $44.7 million gain on the revaluation of our contingent payment arrangements in 2015 and an $18.8 million loss recognized on the settlement of our 2006 junior convertible securities in 2014 which did not reoccur in 2015.   The decrease in 2014 was primarily a result of a $10.3 million loss on the revaluation of our contingent payment arrangements in 2013 which did not reoccur in 2014 and a $9.9 million decrease in imputed interest from the settlement of our 2008 senior convertible securities in 2013, partially offset by an $18.8 million loss recognized on the settlement of our 2006 junior convertible securities in 2014.
Our effective tax rate increased 0.7% from 32.1% in 2014 to 32.8% in 2015. This increase was primarily from 2014 benefits that did not reoccur at the same level in 2015. These benefits include gains from restructuring certain of our foreign operations and a reduction of our state net operating loss valuation allowances. In the restructuring, we established foreign subsidiaries that were deemed permanent in duration and reversed previously recognized intangible-related deferred tax liabilities.  In 2015, our effective tax rate decreased as a result of the ongoing tax benefits from the restructuring of our foreign operations in 2014 and our indefinite deferral of foreign earnings in 2015.  Our effective tax rate also decreased in 2015 as a result of the benefit of a reduction in corporate tax rates in the United Kingdom and other factors. Collectively, these factors reduced our effective tax rate 5.2% in 2014 and 4.5% in 2015.
Our effective tax rate decreased 1.8% from 33.9% in 2013 to 32.1% in 2014. This decrease was primarily due to the benefits of restructuring certain of our foreign operations and a reduction of our state net operating loss valuation allowances in 2014. In 2013, we recognized a benefit due to a reduction in corporate tax rates in the United Kingdom which did not reoccur in 2014. Collectively, these factors reduced our effective tax rates 5.2% in 2014 and 3.4% in 2013.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Years Ended December 31,
(in millions)	2013	2014	% Change	2015	% Change
Net income	$669.6	$785.6	17%	$833.7	6%
Net income (non-controlling interests)	309.1	333.5	8%	317.7	(5)%
Net income (controlling interest)	360.5	452.1	25%	516.0	14%
Liquidity and Capital Resources
In 2015, we met our cash requirements primarily through cash generated by operating activities, borrowings under our revolver and proceeds from the issuance of senior notes. Our principal uses of cash were to repurchase shares of our common stock, make investments in new Affiliates, make distributions to Affiliate management and repay borrowings under our revolver.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate management, share repurchases, payment of principal and interest on outstanding debt and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from any forward equity transactions, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $563.8 million and $550.6 million at December 31, 2015 and 2014, respectively, including $98.6 million and $51.0 million in our wholly-owned foreign subsidiaries. If we repatriated our foreign cash and cash equivalents, we do not anticipate that we would need to accrue or pay any significant U.S. taxes.
The following summarizes our operating, investing and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2013	2014	2015
Operating cash flow	$957.1	$1,392.2	$1,204.8
Investing cash flow	(50.3)	(1,268.1)	(324.5)
Financing cash flow	(869.1)	(32.9)	(854.1)
Operating Cash Flow
The decrease in cash flows from operations in 2015 as compared to 2014 resulted principally from a $186.9 million decrease in payables, accrued liabilities and other liabilities, which primarily resulted from an increase in payments of accrued compensation and distributions during 2015 as compared to 2014.

The increase in cash flows from operations in 2014 as compared to 2013 resulted principally from a $333.8 million increase in net income adjusted for distributions from equity method investments and non-cash charges, a $128.3 million decrease in receivables and a $32.7 million increase in payables, accrued liabilities and other liabilities.
Investing Cash Flow
Net cash flows used in investing activities decreased $943.6 million in 2015 as compared to 2014, primarily due to a $947.3 million decrease in cash used to make investments in Affiliates. Net cash flow used in investing activities increased $1.2 billion in 2014 as compared to 2013, primarily due to a $1.2 billion increase in cash used to make investments in Affiliates.
Financing Cash Flow
Cash flows used in financing activities increased $821.2 million in 2015 as compared to 2014. This was primarily a result of a $493.2 million decrease in borrowings of senior debt, a $235.4 million decrease in repayments of senior debt and convertible securities as well as a $222.9 million increase in repurchases of common stock.  These increases were partially offset by a $138.0 million decrease in distributions to non-controlling interests.  We used available cash and borrowings under our credit facility to finance our investments in new Affiliates in 2015.
Cash flows used in financing activities decreased $836.2 million in 2014 as compared to 2013. This was primarily a result of a $986.5 million increase in borrowings of senior debt, and a $180.7 million decrease in repayments of senior debt and convertible securities. These decreases were partially offset by a $302.3 million increase in distributions to non-controlling interests.
The following table summarizes certain key financial data relating to our outstanding indebtedness:

	December 31,
(in millions)	2013	2014	2015
Senior bank debt	$525.0	$855.0	$645.0
Senior notes	340.0	736.8	944.6
Convertible securities	518.7	303.1	305.2
Senior Bank Debt
In 2015, we entered into a $1.3 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The credit facilities, which replaced previous credit facilities, both mature on September 30, 2020.
A portion of the proceeds from the credit facilities was used to refinance our previous $1.25 billion senior unsecured revolving facility and $250.0 million senior unsecured term loan and for the redemption of a portion of our 5.25% senior unsecured notes due 2022 (the “2022 senior notes”).

Subject to certain conditions, we may increase commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $100.0 million under the term loan. We pay interest on any outstanding obligations under the revolver and on the term loan at specified rates, based either on the LIBOR rate or the prime rate as in effect from time to time.
Under the terms of our credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and Affiliate equity expense are added back to EBITDA. The credit facilities are also subject to customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. Many of these conditions and restrictions are subject to certain minimum thresholds and exceptions. As of December 31, 2015, our bank leverage and bank interest coverage ratios were 1.6x and 12.4x, respectively, and we were in compliance with all terms of our credit facilities. As of December 31, 2015, we had $1.0 billion of remaining capacity under our revolver, and could borrow all such capacity and remain in compliance with our credit facilities.
We are currently rated A3 by Moody’s Investors Services and BBB+ by Standard & Poor’s Rating Agencies. A downgrade of our credit rating would have no significant financial effect on any of our credit facilities or securities (or otherwise trigger a default), other than a ratings downgrade to below investment grade in the context of a change of control.

Senior Notes
In 2015, we redeemed, canceled and retired all $140.0 million principal amount outstanding of our 2022 senior notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.
In February 2015, we issued additional senior notes, and at December 31, 2015 had three senior notes outstanding, the principal terms of which are summarized below.

	2024 Senior Notes	2025 Senior Notes	2042 Senior Notes
Issue date	February 2014	February 2015	August 2012
Maturity date	February 2024	August 2025	August 2042
Potential Call Date	Any Time (1)	Any Time (1)	August 2017
Par value (in millions)	$400.0	$350.0	$200.0
Call Price	As Defined (1)	As Defined (1)	At Par
Stated coupon	4.25%	3.50%	6.375%
Coupon frequency	Semi-annually	Semi-annually	Quarterly
__________________________

(1)	The 2024 and 2025 senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest.
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
At December 31, 2015, we had junior convertible trust preferred securities outstanding that were issued in 2007 (the “2007 junior convertible securities”). The carrying value ($305.2 million as of December 31, 2015) is accreted to the principal amount at maturity ($430.8 million) over a remaining life of approximately 22 years. The 2007 junior convertible securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of our common stock, which represents a conversion price of $200 per share. Holders of the securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof at our election. We may redeem the 2007 junior convertible securities if the closing price of our common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days. These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported Interest expense. These deductions result in annual deferred tax liabilities of $9.4 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if our common stock is trading above certain thresholds at the time of the conversion of the securities.
Forward Equity Sale Agreement
We may sell shares of our common stock under a forward equity agreement. At December 31, 2015, we had approximately $250 million remaining notional amount that was available to sell under the forward equity agreement.
Affiliate Equity
Many of our agreements provide us with a conditional right to call and Affiliate management and our officers with the conditional right to put their Affiliate equity interests to us at certain intervals. In cases where we own a minority interest in an Affiliate, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate management are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
Our current redemption value of $612.5 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we repurchased $165.0 million of Affiliate equity during 2015, and expect to repurchase approximately $100 million in 2016. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased Affiliate equity.
Commitments
From time to time, we and our Affiliates may be subject to claims, legal proceedings and other contingencies in the ordinary course of our and our Affiliates’ business activities. Any such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to us or our Affiliates. We establish accruals, as necessary, for matters for which the outcome is probable and the amount of the liability can be reasonably estimated. We had no significant accruals as of December 31, 2015.
We and certain of our Affiliates operate under regulatory authorities, which require that they maintain minimum financial or capital requirements. We are not aware of any significant violations of such requirements as of December 31, 2015.
We have committed to co-invest in certain investment partnerships. As of December 31, 2015, these unfunded commitments totaled $76.8 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $15.2 million of these commitments if they are called.
As of December 31, 2015, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $85.6 million associated with our consolidated Affiliates and $166.5 million associated with our equity method Affiliates. We expect to make payments of $14.0 million (none in 2016) to settle such obligations. Subsequent to year end, we completed minority investments which included contingent payment obligations of up to $150.0 million (none in 2016).
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015. During 2015, we repurchased 1.7 million shares at an average price per share of $209.39. As of December 31, 2015, 2.3 million shares remained available for repurchase under the May 2015 program, which does not expire.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015. Contractual debt obligations include cash payment of fixed interest.

		Payments Due
(in millions)	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations(1)
Senior bank debt	$645.0	$—	$—	$645.0	$—
Senior notes	1,558.1	42.1	84.0	84.0	1,348.0
Junior convertible securities	919.0	22.2	44.4	44.4	808.0
Leases(2)	240.7	36.0	64.7	57.9	82.1
Affiliate equity	62.3	62.3	—	—	—
Total contractual obligations	$3,425.1	$162.6	$193.1	$831.3	$2,238.1
Contingent Obligations
Contingent payment obligations(3)	$14.0	$—	$12.0	$2.0	$—
__________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $76.8 million and $26.9 million as of December 31, 2015, respectively as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $10.7 million through 2016, $22.0 million in 2017-2018, $20.7 million in 2019-2020 and $38.7 million thereafter.

(3)
The contingent payment obligations disclosed in the table represent the expected settlement amounts associated with our investments in new Affiliates. The maximum settlement amount through 2016 is $116.7 million, $123.6 million in 2017-2018, $11.8 million in 2019-2020 and none thereafter.

Recent Accounting Developments
See Note 1 of the Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The following are our critical accounting estimates and judgments used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported.
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
In determining fair values, we make assumptions about the growth rates, profitability and useful lives of existing and prospective client accounts, and consider historical and current market multiples, tax benefits, credit risk, interest rates and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions, and in certain instances consult with third-party valuation firms.
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
For companies with quoted market prices in active markets, we use these prices to determine the fair value of our equity and cost method investments. For companies without quoted market prices in active markets, we determine the fair values by applying a market multiple to the estimated cash flows of each investment. Our fair value multiples are supported by observed transactions and discounted cash flow analyses that reflect assumptions of current and projected levels of Affiliate assets under management, fee rates and estimated expenses.
We completed our annual evaluation of equity and cost method investments and no impairments were identified. Only a substantial decline in the fair value of any of these investments for a period that is considered other-than-temporary would indicate that an impairment may exist.
Contingent Payment Arrangements
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, the Company agrees to pay additional consideration upon achievement by certain Affiliates of specified financial targets. For consolidated Affiliates, we estimate the fair value of these potential future obligations by discounting the projected future payments (such estimates being dependent upon projected revenue) using current market rates. Our discount rates are developed with input from third-party valuation firms.
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
Income Taxes
Tax regulations often require income and expense to be included in our tax returns in different amounts and in different periods than are reflected in the Consolidated Financial Statements. Deferred taxes are established to reflect the temporary differences between the inclusion of items of income and expense in the Consolidated Financial Statements and their reporting on our tax returns. Our overall tax position requires us to estimate the expected realization of tax assets and liabilities. Additionally, we must assess whether to recognize the benefit of uncertain tax positions, and, if so, the appropriate amount of the benefit.
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
In our assessment of uncertain tax positions, we consider the probability that a tax authority would sustain our tax position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon the ultimate settlement with the tax authority. For tax positions not meeting this threshold, no benefit is recognized.
Our deferred tax liabilities are generated primarily from intangible assets and deferred revenue. Most of our intangible assets are tax-deductible because we generally structure our Affiliate investments to be taxable to the sellers. We record deferred taxes because a substantial majority of our intangible assets do not amortize for financial statement purposes, but do amortize for tax purposes, thereby creating tax deductions. These liabilities will reverse only in the event of a sale of an Affiliate or an impairment. We measure the estimated cost of such a reversal using enacted tax rates and projected state apportionment percentages. Intangible-related deferred tax liabilities are not recorded on U.S. basis differences at our foreign Affiliates when our investments are permanent in nature.
We operate in various locations outside the U.S. and generate earnings from our foreign subsidiaries. We would not recognize a provision for U.S. income taxes or a deferred income tax liability on undistributed foreign earnings that are indefinitely reinvested.
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
From time to time, we grant equity interests in our Affiliates to Affiliate management and our officers, with vesting, forfeiture and repurchase terms established at the date of grant. The fair value of the equity interests is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, fee rates and discount rates.
International Operations
In connection with our international distribution initiatives, we have offices in Sydney, Australia; London, England; Zurich, Switzerland; Hong Kong; and Dubai, United Arab Emirates. In addition, we have international operations through Affiliates who are based outside of the U.S. or have significant operations outside of the U.S., or who provide some or a significant part of their investment management services to non-U.S. clients. In the future, we may open additional offices, or invest in other investment management firms that conduct a significant part of their operations outside of the U.S. There are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different and in some cases, less stringent regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our international operations or our Affiliates that have international operations and, consequently, on our business, financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Assets Under Management Market Price Risk

Our revenue, income from equity method investments and, therefore, our EBITDA (controlling interest) are derived primarily from advisory fees that are typically determined as a percentage fee charged on the value of a client’s assets under management and performance fees determined as a percentage of the returns realized on a client’s assets under management. Such values are affected by changes in financial markets (including interest rates and foreign exchange rates) and, accordingly, declines in the financial markets will negatively impact our revenue, income from equity method investments and, therefore our EBITDA (controlling interest).
A proportional 1% increase or decrease in the value of our assets under management as of December 31, 2015, excluding assets under management on which advisory fees are assessed on committed capital, would have resulted in an annualized increase or decrease in advisory based fees, included in Revenue for our consolidated Affiliates and Income from equity method investments for our equity method Affiliates, of $20.0 million and $2.1 million, respectively.
Interest Rate Risk
We have fixed rates of interest on our senior notes and on our junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a net change in the value of our fixed rate securities as of December 31, 2015 by $111.8 million. We pay a variable rate of interest on our revolver and term loan. We estimate that a 1% increase in interest rates would increase the interest expense related to our variable rate debt under our revolver and term loan outstanding as of December 31, 2015 by $6.5 million.
Foreign Currency Exchange Risk
Most of our revenue and expenses are denominated in U.S. dollars. A portion of our revenue and expenses are denominated in foreign currencies, primarily Canadian dollars and pound sterling, and may be impacted by movements in currency exchange rates. In addition, the valuations of our foreign Affiliates are impacted by fluctuations in foreign exchange rates, which could be recorded as a component of stockholders’ equity. To illustrate the effect of possible changes in currency exchange rates, as of December 31, 2015, a 1% change in the Canadian dollar and pound sterling to U.S. dollar exchange rates would have resulted in an approximate $7.0 million change to stockholders’ equity and a $1.1 million change to income before income taxes. During 2015, changes in currency exchange rates decreased stockholders’ equity by $71.0 million.
Derivative Risk
From time to time, we seek to offset our exposure to changing interest rates under our debt financing arrangements, and our Affiliates seek to offset exposure to foreign currency exchange rates by entering into derivative contracts as described in “Liquidity and Capital Resources.”
There can be no assurance that our hedging contracts will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts in the future on our existing or any new indebtedness.

Item 8.	Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
Management of Affiliated Managers Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting processes are designed by, or under the supervision of, the Company’s chief executive and chief financial officers and effected by the Company’s Board of Directors, management and other senior employees to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the

Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.
Management has excluded Baker Street Advisors, LLC (“Baker Street”) and myCIO Wealth Partners, LLC (“myCIO”)from its assessment of internal control over financial reporting as of December 31, 2015 because these entities were acquired in business combinations in 2015. Baker Street and myCIO represent 0.1% and 0.6% of combined total assets and combined total revenues, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2015.
The Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Affiliated Managers Group, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Baker Street Advisors, LLC and myCIO Wealth Advisors LLP from its assessment of internal controls over financial reporting as of December 31, 2015 because they were acquired by the Company in a purchase business combination during 2015. We have also excluded Baker Street Advisors, LLC and myCIO Wealth Advisors LLP, from our audit of internal control over financial reporting. Baker Street Advisors, LLC and myCIO Wealth Advisors LLP are controlled subsidiaries of the Company whose total assets and total revenues represent 0.1% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2016

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2013	2014	2015
Revenue	$2,188.8	$2,510.9	$2,484.5
Operating expenses:
Compensation and related expenses	947.5	1,030.5	1,027.7
Selling, general and administrative	427.2	485.5	443.8
Intangible amortization and impairments	128.2	122.2	115.4
Depreciation and other amortization	14.0	16.9	18.8
Other operating expenses	37.8	40.6	43.8
	1,554.7	1,695.7	1,649.5
Operating income	634.1	815.2	835.0
Income from equity method investments	307.8	281.7	288.9
Other non-operating (income) and expenses:
Investment and other (income) expense	(40.8)	(23.3)	(15.3)
Interest expense	87.3	76.6	88.9
Imputed interest expense and contingent payment arrangements	31.7	30.1	(40.3)
	78.2	83.4	33.3
Income before income taxes	863.7	1,013.5	1,090.6
Income taxes	194.1	227.9	256.9
Net income	669.6	785.6	833.7
Net income (non-controlling interests)	(309.1)	(333.5)	(317.7)
Net income (controlling interest)	$360.5	$452.1	$516.0
Average shares outstanding (basic)	53.1	55.0	54.3
Average shares outstanding (diluted)	56.7	58.4	57.2
Earnings per share (basic)	$6.79	$8.22	$9.49
Earnings per share (diluted)	$6.55	$8.01	$9.28
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2013	2014	2015
Net income	$669.6	$785.6	$833.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(19.6)	(62.0)	(93.2)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	1.0	0.3	1.9
Change in net unrealized gain (loss) on investment securities, net of tax	11.5	3.4	22.1
Other comprehensive income (loss)	(7.1)	(58.3)	(69.2)
Comprehensive income	662.5	727.3	764.5
Comprehensive income (non-controlling interests)	(311.1)	(317.4)	(298.4)
Comprehensive income (controlling interest)	$351.4	$409.9	$466.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2014	2015
Assets
Cash and cash equivalents	$550.6	$563.8
Receivables	425.9	391.2
Investments in marketable securities	172.6	199.9
Other investments	167.2	149.3
Fixed assets, net	95.4	114.1
Goodwill	2,652.8	2,668.4
Acquired client relationships, net	1,778.4	1,686.4
Equity method investments in Affiliates	1,783.5	1,937.1
Other assets	71.7	74.6
Total assets	$7,698.1	$7,784.8
Liabilities and Equity
Payables and accrued liabilities	$808.3	$729.4
Senior bank debt	855.0	645.0
Senior notes	736.8	944.6
Convertible securities	303.1	305.2
Deferred income taxes, net	491.7	565.7
Other liabilities	214.5	213.3
Total liabilities	3,409.4	3,403.2
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	645.5	612.5
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 55.8 shares outstanding in 2014 and 2015)	0.6	0.6
Additional paid-in capital	672.2	597.2
Accumulated other comprehensive income (loss)	31.8	(18.1)
Retained earnings	2,163.3	2,679.3
	2,867.9	3,259.0
Less: Treasury stock, at cost (1.2 shares in 2014 and 2.0 shares in 2015)	(240.9)	(421.9)
Total stockholders’ equity	2,627.0	2,837.1
Non-controlling interests	1,016.2	932.0
Total equity	3,643.2	3,769.1
Total liabilities and equity	$7,698.1	$7,784.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2012	53.9	$0.5	$868.5	$79.1	$1,350.7	$(214.6)	$957.2	$3,041.4
Net income	—	—	—	—	360.5	—	309.1	669.6
Other comprehensive income (loss)	—	—	—	(5.1)	—	—	(2.0)	(7.1)
Share-based compensation	—	—	27.5	—	—	—	—	27.5
Common stock issued under share-based incentive plans	—	—	(53.2)	—	—	98.9	—	45.7
Tax benefit from share-based incentive plans	—	—	20.7	—	—	—	—	20.7
Settlement of senior convertible securities	—	—	(130.7)	—	—	—	—	(130.7)
Shares repurchases	—	—	—	—	—	(15.7)	—	(15.7)
Forward equity	—	—	(44.0)	—	—	—	—	(44.0)
Affiliate equity activity:
Affiliate equity expense	—	—	34.7	—	—	—	15.9	50.6
Issuances	—	—	(19.9)	—	—	—	30.9	11.0
Repurchases	—	—	(32.9)	—	—	—	(20.9)	(53.8)
Changes in Redemption value of Redeemable non-controlling interests	—	—	(190.8)	—	—	—	—	(190.8)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(19.5)	(19.5)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	6.8	6.8
Distributions to non-controlling interests	—	—	—	—	—	—	(267.1)	(267.1)
December 31, 2013	53.9	$0.5	$479.9	$74.0	$1,711.2	$(131.4)	$1,010.4	$3,144.6
Net income	—	—	—	—	452.1	—	333.5	785.6
Other comprehensive income (loss)	—	—	—	(42.2)	—	—	(16.1)	(58.3)
Share-based compensation	—	—	29.3	—	—	—	—	29.3
Common stock issued under share-based incentive plans	—	—	(134.4)	—	—	129.1	—	(5.3)
Tax benefit from share-based incentive plans	—	—	60.2	—	—	—	—	60.2
Settlement of senior convertible securities	1.9	0.1	276.4	—	—	—	—	276.5
Shares repurchases	—	—	—	—	—	(238.6)	—	(238.6)
Forward equity	—	—	(45.0)	—	—	—	—	(45.0)
Investments in Affiliates	—	—	—	—	—	—	235.0	235.0
Affiliate equity activity:
Affiliate equity expense	—	—	29.2	—	—	—	37.0	66.2
Issuances	—	—	—	—	—	—	10.8	10.8
Repurchases	—	—	19.6	—	—	—	(19.6)	—
Changes in Redemption value of Redeemable non-controlling interests	—	—	(43.0)	—	—	—		(43.0)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(22.7)	(22.7)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	17.3	17.3
Distributions to non-controlling interests	—	—	—	—	—	—	(569.4)	(569.4)
December 31, 2014	55.8	$0.6	$672.2	$31.8	$2,163.3	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	516.0	—	317.7	833.7
Other comprehensive income (loss)	—	—	—	(49.9)	—	—	(19.3)	(69.2)
Share-based compensation	—	—	34.2	—	—	—	—	34.2

Common stock issued under share-based incentive plans	—	—	(131.0)	—	—	185.0	—	54.0
Tax benefit from share-based incentive plans	—	—	44.5	—	—	—	—	44.5
Settlement of senior convertible securities	—	—	—	—	—	—	—	—
Forward equity	—	—	—	—	—	—	—	—
Shares repurchases	—	—	—	—	—	(366.0)	—	(366.0)
Investments in Affiliates	—	—	—	—	—	—	33.8	33.8
Affiliate equity activity:
Affiliate equity expense	—	—	10.4	—	—	—	51.6	62.0
Issuances	—	—	0.1	—	—	—	1.6	1.7
Repurchases	—	—	48.4	—	—	—	(0.4)	48.0
Changes in Redemption value of Redeemable non-controlling interests	—	—	(81.6)	—	—	—	—	(81.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(49.5)	(49.5)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	11.7	11.7
Distributions to non-controlling interests	—	—	—	—	—	—	(431.4)	(431.4)
December 31, 2015	55.8	$0.6	$597.2	$(18.1)	$2,679.3	$(421.9)	$932.0	$3,769.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2013	2014	2015
Cash flow from (used in) operating activities:
Net income	$669.6	$785.6	$833.7
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	128.2	122.2	115.4
Depreciation and other amortization	14.0	16.9	18.8
Deferred income tax provision	27.7	62.8	94.7
Imputed interest expense and contingent payment arrangements	31.7	30.1	(40.3)
Income from equity method investments, net of amortization	(307.8)	(281.7)	(288.9)
Distributions received from equity method investments	226.6	366.9	346.1
Amortization of issuance costs	9.6	7.6	8.1
Share-based compensation and Affiliate equity expense	84.1	113.7	102.7
Other non-cash items	10.4	3.8	(5.8)
Changes in assets and liabilities:
(Increase) decrease in receivables	(101.8)	26.5	56.1
(Increase) decrease in other assets	(12.8)	(7.1)	6.2
Increase (decrease) in payables, accrued liabilities and other liabilities	177.6	144.9	(42.0)
Cash flow from operating activities	957.1	1,392.2	1,204.8
Cash flow from (used in) investing activities:
Investments in Affiliates	(26.3)	(1,245.0)	(297.7)
Purchase of fixed assets	(24.0)	(19.2)	(38.2)
Purchase of investment securities	(11.4)	(21.2)	(13.5)
Sale of investment securities	11.4	17.3	24.9
Cash flow used in investing activities	(50.3)	(1,268.1)	(324.5)
Cash flow from (used in) financing activities:
Borrowings of senior debt	760.0	1,746.5	1,253.3
Repayments of senior debt and convertible securities	(1,201.3)	(1,020.6)	(1,256.0)
Issuance of common stock	48.2	41.4	57.8
Repurchase of common stock	(15.7)	(190.8)	(413.7)
Note and contingent payments	(41.0)	14.4	20.5
Distributions to non-controlling interests	(267.1)	(569.4)	(431.4)
Affiliate equity issuances and repurchases	(118.1)	(65.7)	(120.6)
Excess tax benefit from share-based compensation	17.3	61.5	44.5
Settlement of forward equity sale agreement	(44.0)	(45.0)	0.1
Other financing items	(7.4)	(5.2)	(8.6)
Cash flow used in financing activities	(869.1)	(32.9)	(854.1)
Effect of foreign exchange rate changes on cash and cash equivalents	1.5	(10.2)	(13.0)
Net increase (decrease) in cash and cash equivalents	39.2	81.0	13.2
Cash and cash equivalents at beginning of period	430.4	469.6	550.6
Cash and cash equivalents at end of period	$469.6	$550.6	$563.8
Supplemental disclosure of cash flow information:
Interest paid	$87.4	$67.9	$76.4
Income taxes paid	82.8	110.7	89.6
Supplemental disclosure of non-cash financing activities:
Settlement of 2006 junior convertible securities	—	217.8	—
Stock issued under incentive plans	1.3	63.6	10.7
Stock received in settlement of liability	0.5	44.7	3.6
Payables recorded for Share repurchases	—	47.8	—
Payables recorded for Affiliate equity repurchases	4.0	21.5	62.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

(a)	Organization and Nature of Operations
Affiliated Managers Group, Inc. (“AMG” or the “Company”) is a global asset management company with equity investments in leading boutique investment management firms, referred to as “Affiliates.” AMG’s Affiliates provide investment management services globally to institutional clients, mutual funds and high net worth individuals.
Each of AMG’s Affiliates operate through distinct entities, typically organized as limited liability companies or limited partnerships (or equivalent non-U.S. forms), which affords AMG the flexibility to design a separate operating agreement for each Affiliate. The operating agreements reflect the specific terms of AMG’s economic participation in the Affiliate (a “structured partnership interest”). AMG’s structured partnership interests consist primarily of structures through which AMG shares in the Affiliate’s revenue without regard to expenses. AMG’s structured partnership interests also include structures through which AMG shares in the Affiliate’s revenue less certain agreed-upon expenses. When AMG owns a majority of the equity interests in an Affiliate and shares in the Affiliate’s revenue without regard to expenses, a set percentage of revenue is allocated to fund operating expenses, including compensation (the “Operating Allocation”), while the remaining revenue (the “Owners’ Allocation”) is allocated to AMG and Affiliate management in proportion to their respective ownership interests. When AMG owns a minority of the equity interests in an Affiliate and shares in the Affiliate’s revenue without regard to expenses, AMG is allocated a set percentage of revenue, with the remaining revenue allocated to fund operating expenses and distributions to Affiliate management. When AMG’s structured partnership interest is calculated by reference to an Affiliate’s revenue less certain agreed upon expenses, whether AMG owns a majority or minority of the equity interests, AMG is allocated a set percentage of the Affiliate’s revenue net of the agreed categories of expenses.

(b)	Basis of Presentation and Use of Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

(c)	Principles of Consolidation
Investments in Affiliates
The Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine the appropriate method of accounting. Majority-owned or otherwise controlled investments are consolidated and all material intercompany balances and transactions are eliminated.
For its consolidated Affiliates, the portion of the Owners’ Allocation allocated to Affiliate management is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets include capital and undistributed Operating and Owners’ Allocation owned by Affiliate management of the consolidated Affiliates. The effect of any changes in the Company’s equity interests in its consolidated Affiliates resulting from the issuance or repurchase of an Affiliate’s equity by the Company or one of its Affiliates is included as a component of stockholders’ equity, net of the related income tax effect in the period of the change. The current redemption value of non-controlling interests has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets.
AMG applies the equity method of accounting to investments where AMG does not hold a controlling equity interest but has the ability to exercise significant influence over operating and financial matters. In cases where AMG applies the equity method of accounting, it does not typically have an obligation to repurchase Affiliate equity interests. Other investments in which AMG owns less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized as dividends when, and if, declared.
Affiliate-sponsored Investment Vehicles
The Company’s Affiliates sponsor various investment vehicles where they also act as the investment advisor. Certain of these investment vehicles are variable interest entities (“VIEs”) while others are voting rights entities (“VREs”).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VIEs are consolidated if the Affiliate is determined to be the primary beneficiary (i.e., if it absorbs a majority of the expected losses, or receives a majority of the expected residual returns). In determining whether the Affiliate is the primary beneficiary, both qualitative and quantitative factors (e.g., the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid, related party ownership, guarantees and implied relationships) are considered.
VREs are consolidated if the Affiliate is the managing member or general partner of the investment vehicle unless unaffiliated investors have certain rights to remove the Affiliate from such role, have substantive participating rights or otherwise control the investment vehicle.

(d)	Cash and Cash Equivalents
The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments.

(e)	Receivables
The Company’s Affiliates earn advisory and performance fees, which are billed based on the terms of the related contracts. Billed but uncollected advisory and performance fees are presented within Receivables on the Consolidated Balance Sheets and are generally short-term in nature.
Certain of the Company’s Affiliates in the United Kingdom act as an intermediary between clients and their sponsored funds. Normal settlement periods on transactions initiated by these clients result in unsettled fund share receivables and payables that are presented on a gross basis within Receivables and Payables and accrued liabilities on the Consolidated Balance Sheets. The gross presentation of these receivables and offsetting payables reflects the legal relationship between the underlying investor and the Company’s Affiliates.

(f)	Investments in Marketable Securities
Investments in marketable securities are classified as either trading or available-for-sale and carried at fair value. Unrealized gains or losses on investments classified as available-for-sale are reported, net of tax, as a separate component of Accumulated other comprehensive income in Equity until realized when they are reported in Investment and other (income) expense. Realized and unrealized gains or losses related to trading securities are reported within Investment and other (income) expense in the period they occur on a specific identification basis. If a decline in the fair value of an available-for-sale investment is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred.

(g)	Fair Value Measurements

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

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

Level 3 - Prices reflect the Company’s own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect the Company’s assumptions that market participants would use in pricing the asset or liability.

(h)	Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term of the lease, and buildings are amortized over their expected useful lives. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land is not depreciated.

(i)	Leases
The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements for office space that are classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

(j)	Equity Investments in Affiliates
For equity method investments, the Company’s share of the Affiliate’s revenue without regard to expenses or the Company’s share of the Affiliate’s revenue less certain agreed-upon expenses, net of any amortization of intangible assets related to the Company’s investment, is included in Income from equity method investments. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded within income taxes because these taxes generally represent the Company’s share of the taxes incurred by the Affiliate.
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

(k)	Acquired Client Relationships and Goodwill
Each Affiliate in which the Company makes an investment has identifiable assets arising from contractual or other legal rights with their clients (“acquired client relationships”). In determining the value of acquired client relationships, the Company analyzes the net present value of these Affiliates’ existing client relationships based on a number of factors, including: the Affiliate’s historical and potential future operating performance; the Affiliate’s historical and potential future rates of attrition among existing clients; the stability and longevity of existing client relationships; the Affiliate’s recent, as well as long-term, investment performance; the characteristics of the firm’s products and investment styles; the stability and depth of the Affiliate’s management team; and the Affiliate’s history and perceived franchise or brand value.
The Company has determined that certain of its mutual fund acquired client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred that indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of the assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to definite-lived.
The expected useful lives of definite-lived acquired client relationships are determined based on an analysis of the historical and projected attrition rates of each Affiliate’s existing clients, and other factors that may influence the expected future economic benefit the Company will derive from the relationships. The expected lives of definite-lived acquired client relationships are analyzed annually or more frequently whenever events or circumstances have occurred that indicate the expected useful lives may no longer be appropriate.
The Company tests for the possible impairment of indefinite and definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. If such indicators exist, the Company compares the fair value of the asset to the carrying value of the asset. If the carrying value is greater than the fair value, an impairment loss would be recorded in Intangible amortization and impairments.
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized, and is reported within the segments in which the Affiliate operates. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in Intangible amortization and impairments.

(l)	Issuance Costs
Issuance costs related to Company’s senior bank debt are amortized over the remaining term of the credit facility and term loan. Costs incurred to issue debt are amortized over the shorter of the period to the first investor put or the Company’s estimate of the expected term of the security. Costs associated with financial instruments that are not required to be accounted for separately as derivative instruments are charged directly to stockholders’ equity.

(m)	Derivative Financial Instruments
The Company may utilize financial instruments, specifically interest rate derivative contracts to hedge certain interest rate exposures. In entering into these contracts, the Company intends to offset cash flow gains and losses that occur on its existing debt obligations with cash flow gains and losses on the contracts hedging these obligations.
From time to time, the Company’s Affiliates use foreign currency forward contracts to hedge the risk of currency exchange rate movements. In entering into these contracts, the Affiliates intend to offset cash flow gains and losses on projected foreign currency-denominated revenues and expenses as a result of variability in foreign currency exchange rates.
The Company records derivatives on the balance sheet at fair value. If the Company’s derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in Accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings when the hedged cash flows are recorded in earnings. Hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in Investment and other (income) expense. If the Company’s derivatives do not qualify as cash flow or fair value hedges, changes in the fair value of the derivatives are recognized as a gain or loss in Investment and other (income) expense.

(n)	Contingent Payment Arrangements
The Company periodically enters into contingent payment arrangements in connection with its business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain levels of revenue growth are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability on its Consolidated Balance Sheet. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company’s expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements in the Company’s Consolidated Statements of Income. For Affiliates accounted for under the equity method, the Company records a liability when a payment becomes probable with a corresponding increase to the carrying value of the Affiliate.

(o)	Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred taxes are recognized for the expected future tax consequences of temporary differences between the book carrying amounts and tax bases of the Company’s assets and liabilities. Deferred tax liabilities are generally attributable to intangible assets, convertible securities and deferred income. Deferred tax assets are generally attributable to deferred compensation, state and foreign loss carryforwards, and the benefit of uncertain tax positions. Intangible-related deferred tax liabilities are not recorded on U.S. basis differences related to the Company’s foreign investments in corporate stock because of the permanent nature of the Company’s investments.
In measuring the amount of deferred taxes each period, the Company must project the impact on its future tax payments of any reversal of deferred tax liabilities (which would increase the Company’s tax payments), and any use of its state and foreign loss carryforwards (which would decrease its tax payments). In forming these estimates, the Company uses enacted federal, state and foreign income tax rates and makes assumptions about the apportionment of future taxable income to jurisdictions in which the Company has operations. An increase or decrease in foreign, federal or state income tax rates could have a material impact on the Company’s deferred income tax liabilities and assets and would result in a current income tax charge or benefit.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and other charges relating to unrecognized tax benefits as additional tax expense.
The Company regularly assesses the need for valuation allowances on its deferred tax assets, which would reduce these assets to their recoverable amounts. In forming these estimates, the Company makes assumptions of future taxable income that may be generated to utilize these assets, which have limited lives. If the Company determines that these assets will be realized, the Company records an adjustment to the valuation allowance, which would decrease tax expense in the period such determination was made. Likewise, should the Company determine that it would be unable to realize additional amounts of deferred tax assets, an adjustment to the valuation allowance would be charged to tax expense in the period such determination was made.
The Company operates in various locations outside the U.S. and generates earnings from its foreign subsidiaries. The Company does not recognize a provision for U.S. income taxes or a deferred income tax liability on undistributed foreign earnings that are indefinitely reinvested.

(p)	Foreign Currency Translation
The assets and liabilities of Affiliates whose functional currency is not the U.S. dollar are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. The revenue and expenses of these Affiliates are translated into U.S. dollars using average exchange rates for the relevant period. Because of the permanent nature of the Company’s investments, net translation exchange gains and losses are excluded from Net income and recorded in Other comprehensive income. Foreign currency transaction gains and losses are reflected in Investment and other (income) expense.

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
The Company’s consolidated revenue primarily represents advisory fees billed by Affiliates for managing the assets of clients. Asset-based advisory fees are recognized as services are rendered and are based upon a percentage of the value of client assets managed. Any fees collected in advance are deferred and recognized as income over the period earned. Performance-based advisory fees are generally assessed as a percentage of the investment performance realized on a client’s account, generally over an annual period. Performance-based advisory fees are recognized when they are earned (i.e., when they become billable to customers and are not subject to claw-back) based on the contractual terms of agreements and when collection is reasonably assured. Carried interest is recognized upon the earlier of the termination of the investment product or when the likelihood of claw-back is improbable. Also included in revenue are commissions earned by broker-dealers, recorded on a trade date basis, and other service fees recorded as earned.
The Company’s Affiliates have contractual arrangements with third parties to provide certain distribution-related services. These third parties are primarily compensated based on the value of client assets over time. Distribution-related revenues are presented gross of any related expenses when the Affiliate is the principal in its role as primary obligor under its sales and distribution arrangements. Distribution-related expenses are presented within Selling, general and administrative expenses.

(s)	Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the dilutive effect of the potential issuance of incremental shares of the Company’s common stock.
The Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of diluted earnings per share. Under the if-converted method, shares that are

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company’s common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

(t)	Share-Based Compensation Plans
The Company recognizes expenses for all share-based payments based on their grant date fair values over the requisite service period.
The Company reports any tax benefits realized upon the exercise of stock options that are in excess of the expense recognized for reporting purposes as a financing activity in the Company’s Consolidated Statements of Cash Flows. If the tax benefit realized is less than the expense, the tax shortfall is recognized in stockholders’ equity. To the extent the expense exceeds available windfall tax benefits, it is recognized in the Consolidated Statements of Income. The Company was permitted to calculate its cumulative windfall tax benefits for the purposes of accounting for future tax shortfalls. The Company elected to apply the long-form method for determining the pool of windfall tax benefits.

(u)	Segment Information

Management has assessed and determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships.
Revenue and income from equity method investments in the Institutional distribution channel is earned from relationships with public and private client entities, including foundations, endowments, sovereign wealth funds and retirement plans for corporations and municipalities. Revenue and income from equity method investments in the Mutual Fund distribution channel is earned from advisory or sub-advisory relationships with active return oriented mutual funds, UCITS and other retail products. Revenue and income from equity method investments in the High Net Worth distribution channel is earned from relationships with high net worth and ultra-high net worth individuals, families, trusts, foundations, endowments and retirement plans.
In measuring Net income (controlling interest) by segment, the Company’s share of expenses incurred directly at Affiliates and AMG Funds is allocated to a particular segment pro rata to the revenue generated by the Affiliate and AMG Funds in such segment. All other operating and non-operating expenses not incurred directly by an Affiliate or AMG Funds are generally allocated to segments based on the relative contribution to earnings of the applicable Affiliate or AMG Funds in each segment.

(v)	Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard on revenue from contracts with customers. The new standard provides a comprehensive model for revenue recognition. The new standard is effective for interim and fiscal periods beginning after December 15, 2017. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2015, the FASB issued a new standard requiring an acquirer to recognize and disclose adjustments to provisional purchase price allocations, performed in connection with business combinations, in the reporting period in which the adjustments are determined. The new standard is effective for interim and fiscal periods beginning after December 15, 2015. The Company is evaluating the impact of this new standard on its Consolidated Financial Statements.

In January 2016, the FASB issued a new standard that changes the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.  Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  The new standard is effective for interim and fiscal periods beginning after December 15, 2017.  The Company is evaluating the impact of this new standard on its Consolidated Financial Statements.

2.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2014 and 2015 were $172.6 million and $199.9 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading:

	Available-for-Sale		Trading
	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015
Cost	$125.6	$104.7	$19.5	$19.8
Unrealized Gains	42.8	77.6	2.9	1.9
Unrealized Losses	(18.1)	(1.8)	(0.1)	(2.3)
Fair Value	$150.3	$180.5	$22.3	$19.4
For the years ended December 31, 2014 and 2015, there were $3.4 million and $8.8 million, respectively, of realized gains on investments classified as available-for-sale. These gains were recorded in Investment and other (income) expense. There were no significant realized gains or losses on investments classified as trading for the years ended December 31, 2014 and 2015.

3.	Other Investments
Other investments consist of investments in funds advised by Affiliates that are carried at fair value. The income or loss related to these investments is classified within Investment and other (income) expense in the Consolidated Statements of Income.

4.	Variable Interest Entities
The Company’s consolidated Affiliates act as the investment manager for certain VIEs. These Affiliates are entitled to receive management fees and may be eligible to receive performance fees. The Affiliates’ exposure to risk in these entities is generally limited to any equity investment and any uncollected management or performance fees, neither of which were significant at December 31, 2014 and 2015. These Affiliates do not have any investment performance guarantees to these VIEs.
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
The net assets and liabilities of these unconsolidated VIEs and the Company’s maximum risk of loss were as follows:

	December 31, 2014		December 31, 2015
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Risk of Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Risk of Loss
Sponsored investment funds	$8,550.4	$1.2	$6,688.9	$1.4

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Senior Bank Debt
In 2015, the Company entered into a $1.3 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The credit facilities, which replaced previous credit facilities, both mature on September 30, 2020.
Subject to certain conditions, the Company may increase commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $100.0 million under the term loan. The Company pays interest on any outstanding obligations under the revolver and on the term loan at specified rates, based either on the LIBOR rate or the prime rate as in effect from time to time.
As of December 31, 2014 and 2015, the Company had outstanding borrowings under the revolver of $605.0 million and $295.0 million, respectively, and the weighted-average interest rate on outstanding borrowings was 1.40% and 2.52%, respectively. As of December 31, 2014 and 2015, the Company had outstanding borrowings under the term loan of $250.0 million and $350.0 million, respectively, and the weighted-average interest rate on outstanding borrowings was 1.48% and 1.45%, respectively. The Company pays commitment fees on the unused portion of its revolver. In 2014 and 2015, these fees amounted to $2.8 million and $1.9 million, respectively.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and to certain customary events of default.

6.	Senior Notes
In 2015, the Company redeemed, canceled and retired all $140.0 million principal amount outstanding of its 5.25% senior unsecured notes due 2022 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.
In February 2015, the Company issued additional senior notes, and at December 31, 2015 had three senior notes outstanding, the principal terms of which are summarized below.

	2024 Senior Notes	2025 Senior Notes	2042 Senior Notes
Issue date	February 2014	February 2015	August 2012
Maturity date	February 2024	August 2025	August 2042
Potential Call Date	Any Time (1)	Any Time (1)	August 2017
Par value (in millions)	$400.0	$350.0	$200.0
Call Price	As Defined (1)	As Defined (1)	At Par
Stated coupon	4.25%	3.50%	6.375%
Coupon frequency	Semi-annually	Semi-annually	Quarterly
__________________________

(1)	The 2024 and 2025 senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest.

7.	Convertible Securities
In 2014, the Company delivered a notice to redeem all $300.0 million principal amount of its outstanding junior convertible trust preferred securities issued in 2006 (“2006 junior convertible securities”). In lieu of redemption, substantially all holders of the 2006 junior convertible securities elected to convert their securities into a defined number of shares. The Company issued 1.9 million shares of its common stock and recognized a loss of $18.8 million, which is included in Imputed interest expense and contingent payment arrangements. All of the Company’s 2006 junior convertible securities have been canceled and retired.
At December 31, 2015, the Company had junior convertible trust preferred securities outstanding that were issued in 2007 (“2007 junior convertible securities”).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying values of the Company’s convertible securities were as follows:

	December 31, 2014		December 31, 2015
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
2007 junior convertible securities(1)	$303.1	$430.8	$305.2	$430.8
__________________________

(1)	The carrying value is accreted to the principal amount at maturity over a remaining life of 22 years.
The 2007 junior convertible securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of the Company’s common stock, which represents a conversion price of $200 per share. Holders of the securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the 2007 junior convertible securities if the closing price of its common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days. These convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. These deductions result in annual deferred tax liabilities of $9.4 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if the Company’s common stock is trading above certain thresholds at the time of the conversion of the securities.

8.	Forward Equity Sale Agreement
The Company may sell shares of its common stock under a forward equity agreement. At December 31, 2015, the Company had approximately $250 million remaining notional amount that was available to sell under the forward equity agreement.

9.	Derivative Financial Instruments
From time to time, the Company seeks to offset its exposure to changing interest rates under its debt financing arrangements and certain of its Affiliates seek to offset their exposure to changing foreign currency exchange rates by entering into derivative contracts.
During 2015, the Company’s Affiliates realized $3.2 million of gains and $1.7 million of losses upon the settlement of certain foreign currency forward contracts. Such realized gains and losses are presented in the Consolidated Statements of Income within Revenue, Investment and other (income) expense or Operating expenses, depending on the risk being hedged.

10.	Commitments and Contingencies
From time to time, the Company and its Affiliates may be subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Any such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals, as necessary, for matters for which the outcome is probable and the amount of the liability can be reasonably estimated. The Company had no significant accruals as of December 31, 2015.
In the first quarter of 2016, Third Avenue Management LLC (“Third Avenue”), one of the Company’s consolidated Affiliates, was named as a defendant in various legal actions relating to the liquidation and closure of the Third Avenue Focused Credit Fund. The Company is not a party to any of these actions. Third Avenue believes that the claims in these actions are without merit and intends to vigorously defend against them.
The Company and certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.
The Company has committed to co-invest in certain investment partnerships. As of December 31, 2015, these unfunded commitments were $76.8 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner for $15.2 million of these commitments if they are called.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, Company was contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $85.6 million associated with its consolidated Affiliates and $166.5 million associated with its equity method Affiliates. The Company expects to make payments of $14.0 million (none in 2016) of the $85.6 million related to consolidated Affiliates and no payments related to the Company’s equity method Affiliates.

11.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2014
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$59.1	$59.1	$—	$—
Investments in marketable securities(1)
Trading securities	22.3	22.3	—	—
Available-for-sale securities	150.3	150.3	—	—
Other investments	167.2	13.6	19.4	134.2
Financial Liabilities
Contingent payment arrangements(2)	$59.3	$—	$—	$59.3
Obligations to related parties(2)	93.1	—	—	93.1
Interest rate swaps	1.4	—	1.4	—
Foreign currency forward contracts(3)	0.5	—	0.5	—

		Fair Value Measurements
	December 31, 2015
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$65.9	$65.9	$—	$—
Investments in marketable securities(1)
Trading securities	19.4	19.4	—	—
Available for sale securities	180.5	180.5	—	—
Other investments	149.3	20.7	2.6	126.0
Financial Liabilities
Contingent payment arrangements(2)	$10.2	$—	$—	$10.2
Obligations to related parties(2)	137.3	—	—	137.3
__________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other liabilities.

(3)	Amounts are presented within Other assets or Other liabilities.
The following are descriptions of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds that are classified as Level 1.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates that are valued using net asset value (“NAV”). Publicly traded securities and investments in daily redeeming funds that calculate NAVs are classified as Level 1.
Other investments consist primarily of funds advised by Affiliates and are valued using NAV. Investments in daily redeeming funds that calculate NAVs are classified as Level 1. Investments in funds that permit redemptions monthly or quarterly are classified as Level 2. Investments in funds that are subject to longer redemption restrictions are classified as Level 3. The fair value of Level 3 assets is primarily determined using NAV one quarter in arrears (adjusted for current period calls and distributions).
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
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities from Level 1 to Level 2 in 2014 or 2015.
Level 3 Financial Assets and Liabilities
The following table presents the changes in Level 3 assets and liabilities:

	For the Years Ended December 31,
	2014						2015
	Other Investments		Contingent Payment Arrangements		Obligations to Related Parties		Other Investments		Contingent Payment Arrangements		Obligations to Related Parties
Balance, beginning of period	$131.8		$50.2		$76.9		$134.2		$59.3		$93.1
Net gains/losses	11.4	(1)	9.1	(2)	5.5	(3)	(5.5)	(1)	(40.9)	(2)	4.6	(3)
Purchases and issuances	17.4		—		96.7		16.3		9.3		164.1
Settlements and reductions	(26.4)		—		(86.0)		(25.5)		(17.5)		(124.5)
Net transfers in and/or out of Level 3	—		—		—		6.5		—		—
Balance, end of period	$134.2		$59.3		$93.1		$126.0		$10.2		$137.3

Net change in unrealized gains/losses relating to instruments still held at the reporting date	$17.1		$9.1		$(0.1)		$6.1		$(40.9)		$(7.3)
__________________________

(1)	Gains and losses on Other investments are recorded in Investment and other (income) expense.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Accretion and changes to the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.

(3)
Gains and losses associated with agreements to repurchase Affiliate equity are recorded in Imputed interest expense and contingent payment arrangements. Gains and losses related to liabilities offsetting certain investments are recorded in Investment and other (income) expense.

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2014	Range at December 31, 2014	Fair Value at December 31, 2015	Range at December 31, 2015
Contingent payment arrangements	Discounted cash flow	Growth rates	$59.3	6%	$10.2	3% - 8%
		Discount rates		15%		15%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	21.5	5% - 9%	62.3	1% - 9%
		Discount rates		15% - 16%		14% - 15%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs provided by the investees have been derived from the fair values of the underlying investments as of the measurement dates. The following table summarizes the nature of these investments and any related liquidity restrictions or other factors that may impact the ultimate value realized:

	December 31, 2014		December 31, 2015
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity(1)	$134.2	$67.8	$126.0	$76.8
Other funds(2)	75.8	—	72.3	—
	$210.0	$67.8	$198.3	$76.8
__________________________

(1)
These funds primarily invest in a broad range of private equity funds and make direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally 15 years.

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

	December 31, 2014		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Senior notes	$736.8	$786.2	$944.6	$966.3	Level 2
Convertible securities	303.1	532.1	305.2	483.6	Level 2

12.	Business Combinations

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company completed majority investments in Baker Street Advisors, LLC (“Baker Street”) on April 1, 2015 and myCIO Wealth Partners, L.P. (“myCIO”) on October 1, 2015. The Company’s provisional purchase price allocations were measured using a financial model that includes assumptions of expected market performance, net client flows and discount rates.  The associated provisional amounts may be revised upon completion of the final valuation. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.
The purchase price allocation for these investments was as follows:

Total
Consideration paid	$76.1
Contingent payment obligations	9.3
Non-controlling interests	33.8
Enterprise value	$119.2

Acquired client relationships	$52.5
Tangible assets, net	2.4
Goodwill	64.3
$119.2
The excess of the enterprise value over the separately identifiable net assets acquired was recorded as goodwill and the segment allocation was as follows:

Total
Institutional	14.4%
Mutual Fund	—%
High Net Worth	85.6%
Unaudited pro-forma financial results are set forth below, assuming these investments occurred on January 1, 2014 and the Company’s structured partnership interests had been in effect for the entire period.

	For the Years Ended December 31,
	2014 (Unaudited)	2015 (Unaudited)
Revenue	$2,538.2	$2,499.4
Net income (controlling interest)	454.5	517.9
Earnings per share (basic)	8.26	9.53
Earnings per share (diluted)	8.05	9.31
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
The Company’s new investments contributed $15.3 million and $1.3 million to the Company’s Revenue and earnings, respectively, during 2015.
The Company had liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The total payable was $59.3 million and $10.2 million as of December 31, 2014 and 2015, respectively, and was included in Other liabilities. The Company made no payments associated with these liabilities in 2014.  In 2015, the Company made payments of $17.5 million associated with these liabilities. During 2013, the Company adjusted its estimate of its contingent payment obligations and recognized a loss totaling $10.3 million. During 2014, the Company made no such adjustments.  During 2015, the Company adjusted its estimate of its contingent payment obligations and recorded a gain of $44.7 million.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Goodwill and Acquired Client Relationships
The following tables present the change in Goodwill and components of Acquired client relationships, net of the Company’s consolidated Affiliates:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2013	$1,076.3	$928.1	$337.3	$2,341.7
Goodwill acquired	97.2	208.1	39.2	344.5
Foreign currency translation	(14.4)	(10.9)	(8.1)	(33.4)
Balance, as of December 31, 2014	$1,159.1	$1,125.3	$368.4	$2,652.8
Goodwill acquired	9.2	—	55.1	64.3
Foreign currency translation	(27.0)	(5.8)	(15.9)	(48.7)
Balance, as of December 31, 2015	$1,141.3	$1,119.5	$407.6	$2,668.4

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2013	$1,039.5	$(442.8)	$596.7	$864.0	$1,460.7
New Investments	220.3	—	220.3	244.7	465.0
Amortization and impairments	—	(122.2)	(122.2)	—	(122.2)
Foreign currency translation	(4.7)	—	(4.7)	(20.4)	(25.1)
Balance, as of December 31, 2014	$1,255.1	$(565.0)	$690.1	$1,088.3	$1,778.4
New Investments	52.5	—	52.5	—	52.5
Amortization and impairments	—	(115.4)	(115.4)	—	(115.4)
Foreign currency translation	(5.8)	—	(5.8)	(23.3)	(29.1)
Balance, as of December 31, 2015	$1,301.8	$(680.4)	$621.4	$1,065.0	$1,686.4
Definite-lived acquired client relationships are amortized over their expected useful lives. As of December 31, 2015, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expense for these relationships of $122.2 million for the year ended December 31, 2014, as compared to $115.4 million for the year ended December 31, 2015. Based on relationships existing as of December 31, 2015, the Company estimates that its consolidated annual amortization expense will be $110 million for each of the next five years.
During 2014 and 2015, the Company completed impairment assessments on its goodwill and definite-lived and indefinite-lived acquired client relationships and no impairments were indicated.

14.	Equity Method Investments in Affiliates
The Company completed minority investments in Abax Investments (Pty) Ltd on December 18, 2015 and Ivory Investment Management, L.P. on December 31, 2015 for approximately $200 million. The Company’s provisional purchase price allocations were measured using a financial model that includes assumptions of expected market performance, net client flows and discount rates.  The associated provisional amounts may be revised upon completion of the final valuation. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life. Also during 2015, the Company paid $23.3 million related to a contingent payment obligation.
A portion of the purchase price attributable to the Company’s equity method Affiliates relates to definite-lived acquired client relationships. As of December 31, 2015, the definite-lived acquired relationships were being amortized over a weighted average life of approximately fourteen years. The Company recognized amortization expense for these relationships of $32.3 million for the year ended December 31, 2014, as compared to $34.3 million for the year ended December 31, 2015. Based on relationships existing as of December 31, 2015, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates to be $37 million for each of the next five years.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents summarized financial information for Affiliates accounted for under the equity method.

	For the Years Ended December 31,
	2013	2014	2015
Revenue(1)	$1,589.6	$1,869.3	$2,217.1
Net income	1,321.9	253.8	431.5

	December 31,
	2014	2015
Assets(2)	$34,729.2	$30,663.4
Liabilities and Non-controlling interest(2)	33,048.6	29,434.7
__________________________

(1)	Revenue includes advisory fees for asset management services and net investment income from consolidated investment partnerships.

(2)	Assets consist primarily of investment securities in consolidated investment partnerships, which are generally held by non-controlling interests.
The Company’s share of undistributed earnings from equity method investments totaled $101.5 million as of December 31, 2015.
Subsequent to year end, the Company completed minority investments in Systematica Investments L.P. and Baring Private Equity Asia on January 4, 2016 for approximately $550 million.

15.	Fixed Assets and Lease Commitments
Fixed assets consisted of the following:

	December 31,
	2014	2015
Building and leasehold improvements	$84.1	$104.7
Software	40.8	45.4
Equipment	38.3	39.9
Furniture and fixtures	17.5	22.4
Land, improvements and other	18.7	18.6
Fixed assets, at cost	199.4	231.0
Accumulated depreciation and amortization	(104.0)	(116.9)
Fixed assets, net	$95.4	$114.1
The Company and its Affiliates lease office space and equipment for their operations. At December 31, 2015, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year were payable as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Required Minimum Payments (1)
2016	$36.0
2017	33.7
2018	31.0
2019	29.5
2020	28.4
Thereafter	82.1
__________________________

(1)	The controlling interest portion is $10.7 million through 2016, $11.0 million each in 2017 and in 2018, $10.6 million in 2019, $10.1 million in 2020 and $38.7 million thereafter.
Consolidated rent expense for 2013, 2014 and 2015 was $30.3 million, $30.5 million and $36.3 million, respectively.

16.	Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2014	2015
Accrued compensation and distributions	$491.3	$455.0
Unsettled fund share payables	78.3	76.6
Accrued income taxes	59.8	67.9
Accrued share repurchases	47.8	—
Accrued professional fees	26.9	31.4
Other	104.2	98.5
	$808.3	$729.4

17.	Related Party Transactions
The Company has reflected a prior owner’s investments in certain private equity investment partnerships sponsored by an Affiliate and recorded on the Company’s Consolidated Balance Sheet as either a liability in Other liabilities or as a Non-controlling interest, depending on the structure of the prior owner’s investments in the partnerships. The total liability was $71.6 million and $75.0 million at December 31, 2014 and 2015, respectively. The total non-controlling interest was $13.5 million and $5.1 million at December 31, 2014 and 2015, respectively.
In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.
See Note 20 for information on transactions in Affiliate equity.

18.	Stockholders’ Equity
Preferred Stock
The Company is authorized to issue up to 5.0 million shares of Preferred Stock. Any such Preferred Stock issued by the Company may rank prior to common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.
Common Stock
The Company is authorized to issue up to 150.0 million shares of Voting Common Stock and 3.0 million shares of Class B Non-Voting Common Stock. As more fully described in Note 8, the Company is party to a forward equity sale agreement under which the Company may sell shares of its common stock.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Board of Directors has periodically authorized share repurchase programs, most recently in May 2015, authorizing the Company to repurchase up to 3.0 million shares of its common stock. As of December 31, 2015, there were 2.3 million remaining shares available for repurchase under the May 2015 program, which does not expire. The timing and amount of issuances and repurchases will be determined at the discretion of the Company’s management.
The following is a summary of the Company’s recent share repurchase activity:

Period	Shares Repurchased	Average Price
2013	0.1	$184.89
2014	1.2	204.72
2015	1.7	209.39
Financial Instruments
The Company’s junior convertible securities contain an embedded right for holders to receive shares of the Company’s common stock under certain conditions. These arrangements, as well as the forward equity sale agreement, meet the definition of equity and are not required to be accounted for separately as derivative instruments.

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
Share-Based Incentive Compensation
The following is a summary of share-based compensation expense:

Period	Share-Based Compensation Expense	Tax Benefit
2013	$27.5	$10.6
2014	29.3	11.3
2015	34.2	13.2
The cash received for options exercised was $41.4 million and $57.8 million during the years ended December 31, 2014 and 2015, respectively. The actual tax benefit recognized from share-based incentive plans was $60.2 million and $44.5 million during the years ended December 31, 2014 and 2015, respectively. The excess tax benefit classified as a financing cash flow was $61.5 million, and $44.5 million during the years ended December 31, 2014 and 2015, respectively.
There was $56.8 million and $70.6 million of unrecognized compensation expense related to share-based compensation arrangements as of December 31, 2014 and 2015, respectively. The unrecognized compensation expense at December 31, 2015 will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company’s stock options:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2015	2.3	$83.42
Options granted	0.0	207.61
Options exercised	(0.9)	65.95
Options forfeited	(0.0)	101.29
Unexercised options outstanding—December 31, 2015	1.4	96.18	2.2
Exercisable at December 31, 2015	1.3	94.43	2.1

The Company granted stock options with fair values of $1.0 million, $0.6 million, and $1.0 million in 2013, 2014 and 2015, respectively. Stock options generally vest over a period of three to five years and expire seven to ten years after the grant date. All options have been granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2013, 2014 and 2015 was $77.4 million, $92.6 million and $130.2 million, respectively. As of December 31, 2015, the intrinsic value of exercisable options outstanding was $89.0 million and 3.5 million options are available for future grant under the Company’s option plans.
The fair value of options granted was estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2013, 2014 and 2015 was $61.82, $60.20, and $54.92 per option, respectively, based on the weighted-average grant date assumptions stated below.

	For the Years Ended December 31,
	2013	2014	2015
Dividend yield	0.0%	0.0%	0.0%
Expected volatility(1)	34.4%	29.7%	26.7%
Risk-free interest rate(2)	1.5%	1.8%	1.5%
Expected life of options (in years)(3)	5.0	5.0	5.0
Forfeiture rate(3)	0.0%	0.0%	0.0%
__________________________

(1)	Expected volatility is based on historical and implied volatility.

(2)	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.

(3)	Expected life of options (in years) is based on the Company’s historical data and expected exercise behavior.
Restricted Stock
The following table summarizes the transactions of the Company’s restricted stock:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—January 1, 2015	0.4	$182.83
Units granted	0.3	197.59
Units vested	(0.1)	174.19
Units forfeited	(0.0)	190.23
Unvested units—December 31, 2015	0.6	192.04

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company granted awards with fair values of $53.5 million, $8.0 million, and $50.7 million in 2013, 2014 and 2015, respectively. These awards were valued based on the closing price of the Company’s common stock on the date of grant and contain vesting conditions requiring service over a period of three to eight years. In certain circumstances, awards also require certain performance conditions to be satisfied and the Company may elect to settle the awards in shares of the Company’s common stock or cash.
In 2013, the Company granted 0.1 million awards that vest when a required service period has been completed and if certain market conditions are satisfied. The market conditions require separate 15%, 25% and 35% increases in the price of the Company’s common stock to be achieved during the six-year term of the awards; however, shares underlying the awards are eligible to be delivered, assuming the service conditions have been satisfied, only on the fourth, fifth and sixth anniversaries of the grant date if the 15% market condition has been maintained. The awards were valued using a Monte Carlo simulation with grant date assumptions for expected volatility (31.6%), risk-free interest rate (2.0%) and dividend yield (0.0%). The fair value of the awards will be recognized as compensation over a service period of four years, which is the longer of the explicit service period or the period the market condition is expected to be met.
As of December 31, 2015, the Company had 1.5 million shares available for grant under its plans.

20.	Affiliate Equity
Affiliate equity interests provide holders with a ratable portion of ownership in one of the Company’s Affiliates. Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. When the Company owns a share of the Affiliate’s revenue without regard to expenses, Affiliate equity holders are allocated Owner’s Allocation in proportion to their respective ownership interests. When the Company owns a share of the Affiliate’s revenue less certain agreed-upon expenses, Affiliate equity holders are allocated their share of revenue net of the agreed categories of expenses. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to Affiliate equity holders were $267.1 million, $569.4 million and $431.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Affiliate equity interests provide the Company a conditional right to call (on an annual basis following an Affiliate equity holder’s departure) and Affiliate equity holders have a conditional right to put their interests at certain intervals (between five and fifteen years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The purchase price of these conditional purchases are generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value. The Company, at its option, may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities.

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
The following is a summary of Affiliate equity expense:

	2013	2014	2015
Controlling interest	$56.4	$47.4	$16.9
Tax benefit	(21.7)	(18.2)	(6.5)
Controlling interest, net	$34.7	$29.2	$10.4
Non-controlling interest	15.9	37.0	51.6
Total	$50.6	$66.2	$62.0

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of unrecognized Affiliate equity expense:

	Unrecognized Affiliate Equity Expense
Period	Controlling Interest	Remaining Life	Non-Controlling Interest	Remaining Life
2013	$36.1	3 years	$32.1	7 years
2014	29.5	3 years	41.6	6 years
2015	22.4	3 years	51.9	5 years
The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from its Affiliate partners.  The amount paid for repurchases was $36.9 million, $32.6 million and $130.8 million for the years ended December 31, 2013, 2014 and 2015, respectively.  The total amount received for issuances was $2.5 million, $11.0 million and $6.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.
The Company records amounts receivable and payable to Affiliate partners in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $20.8 million and $22.6 million at December 31, 2014 and 2015, respectively, and was included in Other assets. The total payable was $29.3 million and $62.3 million as of December 31, 2014 and 2015, respectively, and was included in Other liabilities. The total amount received for such receivables was $6.9 million, $9.7 million and $7.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.  The total amount paid for such liabilities was $5.5 million, $4.4 million and $17.2 million for the years ended December 31, 2013, 2014 and 2015, respectively.
The current redemption value of the Company’s Affiliate equity has been presented as Redeemable non-controlling interests on the Company’s Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests:

	2014	2015
Balance, as of January 1	$641.9	$645.5
Repurchases of redeemable Affiliate equity	(61.7)	(161.3)
Transfers from Non-controlling interests	22.7	49.5
Changes in redemption value	43.0	81.6
Decrease attributable to consolidated products	(0.4)	(2.8)
Balance, as of December 31	$645.5	$612.5
During the years ended 2013, 2014 and 2015, the Company acquired interests from, and transferred interests to, holders of Affiliate equity. The following schedule discloses the effect of changes in the Company’s ownership interests in its Affiliates on the controlling interest’s equity:

	For the Years Ended December 31,
	2013	2014	2015
Net income (controlling interest)	$360.5	$452.1	$516.0
Increase in controlling interest paid-in capital related to Affiliate equity issuances	13.1	2.5	0.7
Decrease in controlling interest paid-in capital related to Affiliate equity repurchases	(87.1)	(35.8)	(89.8)
Net income attributable to controlling interest and transfers (to) or from Non-controlling interests	$286.5	$418.8	$426.9

21.	Benefit Plans
The Company has three defined contribution plans consisting of a qualified employee profit-sharing plan covering substantially all of its full-time employees and several of its Affiliates, and non-qualified plans for certain senior employees. AMG’s other Affiliates generally have separate defined contribution retirement plans. Under each of the qualified plans, AMG

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and each participating Affiliate, as the case may be, are able to make discretionary contributions for the benefit of qualified plan participants up to Internal Revenue Service limits.
The Company has a Deferred Compensation Plan that provides officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments and director fees, as applicable, on a pre-tax basis, and invest such deferred amounts in one or more specified measurement funds. While the Company has no obligation to do so, the Deferred Compensation Plan also provides the Company the opportunity to make discretionary contributions; in the event any such contributions are made, contributed amounts will be subject to vesting and forfeiture provisions.
Consolidated expenses related to the Company’s benefit plans in 2013, 2014 and 2015 were $14.1 million, $17.2 million and $18.7 million, respectively.

22.	Income Taxes
The consolidated income tax provision included taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests follows:

	For the Years Ended December 31,
	2013	2014	2015
Controlling Interests:
Current tax	$153.1	$149.8	$152.4
Intangible-related deferred taxes	38.1	47.8	77.7
Other deferred taxes	(6.2)	15.8	21.2
Total controlling interests	185.0	213.4	251.3
Non-controlling Interests:
Current tax	$13.3	$15.3	$9.8
Deferred taxes	(4.2)	(0.8)	(4.2)
Total non-controlling interests	9.1	14.5	5.6
Provision for income taxes	$194.1	$227.9	$256.9
Income before income taxes (controlling interest)	$545.5	$665.5	$767.3
Effective tax rate attributable to controlling interests(1)	33.9%	32.1%	32.8%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
A summary of the consolidated provision for income taxes follows:

	For the Years Ended December 31,
	2013	2014	2015
Current:
Federal	$104.1	$93.8	$106.3
State	21.1	27.1	18.3
Foreign	41.2	44.2	37.6
Total current	166.4	165.1	162.2
Deferred:
Federal	38.1	72.5	97.9
State	8.9	1.1	14.2
Foreign	(19.3)	(10.8)	(17.4)
Total deferred	27.7	62.8	94.7
Provision for income taxes	$194.1	$227.9	$256.9

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income before income taxes consisted of the following:

	For the Years Ended December 31,
	2013	2014	2015
Domestic	$604.0	$784.1	$827.6
International	259.7	229.5	263.0
	$863.7	$1,013.6	$1,090.6
The Company’s effective income tax rate differed from the amount computed by using income before income taxes and applying the U.S. federal income tax rate because of the effect of the following items:

	For the Years Ended December 31,
	2013	2014	2015
Tax at U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit(1)	2.8	2.1	2.6
Effect of foreign operations	(2.5)	(5.3)	(3.5)
Other	(1.4)	0.3	(1.3)
Effective tax rate (controlling interest)	33.9	32.1	32.8
Effect of income from non-controlling interests	(11.4)	(9.6)	(9.2)
Effect tax rate	22.5%	22.5%	23.6%
__________________________

(1)	State income taxes included changes related to state valuation allowances.
In 2013, the Company realized deferred tax benefits of $7.2 million on investments in foreign subsidiaries deemed permanent in duration (including $5.9 million for subsidiaries that became permanent in duration in 2013) and $11.2 million ($7.6 million to the controlling interest) from the revaluation of its deferred taxes resulting from a reduction in corporate tax rates in the United Kingdom.
In 2014, the Company realized deferred tax benefits of $30.3 million on investments in foreign subsidiaries deemed permanent in duration (including $24.5 million for subsidiaries that became permanent in duration in 2014) and reduced its valuation allowance $6.5 million for state net operating loss carryforwards.
In 2015, the Company realized $17.1 million of tax benefits from investments in foreign subsidiaries deemed permanent in duration and $5.0 million from its indefinite reinvestment of certain 2015 foreign earnings. In 2015, the Company also realized $10.0 million ($6.5 million to the controlling interest) of deferred tax benefits resulting from a reduction in corporate tax rates in the United Kingdom.
The Company did not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries that were permanent in duration. This amount becomes taxable upon a repatriation of assets from a sale or liquidation of the subsidiary. As of December 31, 2015, the amount of such difference was $188.1 million. The deferred taxes not recognized at December 31, 2015 for this difference were $71.1 million.
The components of deferred tax assets and liabilities were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2014	2015
Deferred Tax Assets
Deferred compensation	$26.8	$30.5
State net operating loss carryforwards	15.2	17.1
Tax benefit of uncertain tax positions	16.0	14.6
Accrued expenses	19.6	4.4
Foreign loss carryforwards	11.5	12.3
Other	1.4	—
Total deferred tax assets	90.5	78.9
Valuation allowance	(18.4)	(20.5)
Deferred tax assets, net of valuation allowance	$72.1	$58.4
Deferred Tax Liabilities
Intangible asset amortization	$(270.9)	$(320.2)
Non-deductible intangible amortization	(126.4)	(109.8)
Convertible securities interest	(92.5)	(99.8)
Deferred income	(74.0)	(92.8)
Other	—	(1.5)
Total deferred tax liabilities	(563.8)	(624.1)
Net deferred tax liability	$(491.7)	$(565.7)
Deferred tax liabilities were primarily the result of tax deductions for the Company’s intangible assets and convertible securities. The Company amortizes most of its intangible assets for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. The Company’s convertible securities also generate deferred taxes because the Company’s tax deductions are higher than the interest expense recorded for financial statement purposes.
At December 31, 2015, the Company had state net operating loss carryforwards that expire over a 19-year period and foreign loss carryforwards that expire over a 20-year period. The Company had established a valuation allowance to offset a portion of these carryforwards because of the uncertainty of realizing their full value.
In 2014, the Company reduced its valuation allowance $15.7 million on state loss carryforwards from improved projections of taxable income, and increased state uncertain tax positions by $9.2 million for a net $6.5 million state tax benefit. In 2014, the Company also reduced its valuation allowance on loss carryforwards by $2.5 million.
In 2015, the Company increased its valuation allowance $2.1 million, principally for loss carryforwards deemed unrealizable.
The Company had uncertain tax positions of $20.4 million, $28.8 million and $26.9 million as of December 31, 2013, 2014 and 2015, respectively. These amounts included $1.7 million, $1.6 million and $1.8 million of interest and related charges, respectively. At December 31, 2013, 2014 and 2015, these liabilities also included $17.2 million, $26.4 million and $25.3 million, respectively, for tax positions that, if recognized, would affect the Company’s effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2013	2014	2015
Balance, as of January 1	$22.6	$20.4	$28.8
Additions based on current year tax positions	4.1	2.6	2.2
Additions based on prior years’ tax positions	—	10.8	1.6
Reductions for prior years’ tax provisions	(0.1)	—	—
Reductions related to lapses of statutes of limitations	(5.4)	(4.1)	(4.3)
Additions (reductions) related to foreign exchange rates	(0.8)	(0.9)	(1.4)
Balance, as of December 31	$20.4	$28.8	$26.9
During 2014, uncertain tax positions increased $8.4 million, principally for the uncertain nature of several of its state net operating loss carryforwards. During 2015, uncertain tax positions decreased $1.9 million, principally from changes in foreign exchange rates. The Company does not anticipate that uncertain tax positions will change significantly over the next twelve months.
The Company periodically has tax examinations in the U.S. and foreign jurisdictions. Examination outcomes, and any related settlements, are subject to significant uncertainty. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company was generally no longer subject to income tax examinations by any tax authorities for years before 2010.

23.	Earnings Per Share
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders.

	For the Years Ended December 31,
	2013	2014	2015
Numerator
Net income (controlling interest)	$360.5	$452.1	$516.0
Interest expense on convertible securities, net of taxes	10.5	15.2	15.3
Net income (controlling interest), as adjusted	$371.0	$467.3	$531.3
Denominator
Average shares outstanding (basic)	53.1	55.0	54.3
Effect of dilutive instruments:
Stock options and other awards	1.3	1.2	0.7
Forward sale	0.3	0.0	—
Junior convertible securities	2.0	2.2	2.2
Average shares outstanding (diluted)	56.7	58.4	57.2
During the years ended December 31, 2013, 2014 and 2015, the Company repurchased 0.1 million, 1.2 million and 1.7 million shares of common stock, respectively, at an average share price of $184.89, $204.72 and $209.39, respectively, under the share repurchase programs approved by the Company’s Board of Directors.
The diluted earnings per share calculations in the table above excluded the anti-dilutive effect of the following shares:

	For the Years Ended December 31,
	2013	2014	2015
Stock options and other awards	0.1	0.0	0.0
Senior convertible securities	2.1	—	—
Junior convertible securities	2.2	0.4	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed further in Note 20, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intent to settle these potential repurchases in cash, the calculation of diluted earnings per share excluded any potential dilutive effect from possible share settlements.

24.	Comprehensive Income
The following tables show the tax effects allocated to each component of Other comprehensive income:

	For the Year Ended December 31, 2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation gain (loss)	$(19.6)	$—	$(19.6)
Change in net realized and unrealized gain (loss) on derivative securities	1.5	(0.5)	1.0
Change in net unrealized gain (loss) on investment securities	19.5	(8.0)	11.5
Other comprehensive income (loss)	$1.4	$(8.5)	$(7.1)

	For the Year Ended December 31, 2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation gain (loss)	$(62.0)	$—	$(62.0)
Change in net realized and unrealized gain (loss) on derivative securities	0.6	(0.3)	0.3
Change in net unrealized gain (loss) on investment securities	5.6	(2.2)	3.4
Other comprehensive income (loss)	$(55.8)	$(2.5)	$(58.3)

	For the Year Ended December 31, 2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation gain (loss)	$(93.2)	$—	$(93.2)
Change in net realized and unrealized gain (loss) on derivative securities	2.3	(0.4)	1.9
Change in net unrealized gain (loss) on investment securities	34.8	(12.7)	22.1
Other comprehensive income (loss)	$(56.1)	$(13.1)	$(69.2)
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Losses on Derivative Securities	Unrealized Gain (Loss) on Investment Securities (1)	Total
Balance, as of December 31, 2013	$56.6	$(1.9)	$19.5	$74.2
Other comprehensive income (loss) before reclassifications	(62.0)	0.3	1.3	(60.4)
Amounts reclassified from other comprehensive income	—	0.0	2.1	2.1
Net other comprehensive income (loss)	(62.0)	0.3	3.4	(58.3)
Balance, as of December 31, 2014	$(5.4)	$(1.6)	$22.9	$15.9
Other comprehensive income (loss) before reclassifications	(93.2)	0.8	13.5	(78.9)
Amounts reclassified from other comprehensive income	—	1.1	8.6	9.7
Net other comprehensive income (loss)	(93.2)	1.9	22.1	(69.2)
Balance, as of December 31, 2015	$(98.6)	$0.3	$45.0	$(53.3)
__________________________

(1)	See Note 2 for amounts reclassified from Other comprehensive income.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2014 and 2015.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$593.1	$636.3	$640.3	$641.2
Operating income	193.9	198.4	224.2	198.7
Income before income taxes	208.2	239.1	253.4	312.8
Net income (controlling interest)	77.2	99.1	103.2	172.6
Earnings per share (diluted)	1.40	1.75	1.82	3.02

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$635.0	$646.6	$613.1	$589.8
Operating income	231.4	195.2	215.2	193.2
Income before income taxes	290.3	262.0	249.1	289.2
Net income (controlling interest)	128.0	128.7	109.0	150.3
Earnings per share (diluted)	2.27	2.31	1.98	2.72

26.	Segment Information
Management has assessed and determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following table summarizes the Company’s financial results for each of the distribution channels:
Statements of Income

	As of and for the Year Ended December 31, 2013
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$948.7	$1,023.0	$217.1	$2,188.8
Net income (controlling interest)	219.9	103.4	37.2	360.5
Total assets	3,196.5	2,448.4	673.9	6,318.8
Goodwill	1,076.3	928.1	337.3	2,341.7
Equity method investments in Affiliates	942.6	77.7	103.0	1,123.3

	As of and for the Year Ended December 31, 2014
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$1,022.8	$1,242.6	$245.5	$2,510.9
Net income (controlling interest)	227.0	180.1	45.0	452.1
Total assets	3,739.8	3,082.0	876.3	7,698.1
Goodwill	1,159.1	1,125.3	368.4	2,652.8
Equity method investments in Affiliates	1,533.8	150.3	99.4	1,783.5

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the Year Ended December 31, 2015
	Institutional	Mutual Fund	High Net Worth	Total
Revenue	$979.4	$1,238.2	$266.9	$2,484.5
Net income (controlling interest)	229.3	229.7	57.0	516.0
Total assets	3,725.9	3,075.5	983.4	7,784.8
Goodwill	1,141.3	1,119.5	407.6	2,668.4
Equity method investments in Affiliates	1,609.3	185.7	142.1	1,937.1
In 2013, 2014 and 2015, revenue attributable to clients domiciled outside the U.S. was approximately 38%, 37% and 40% of total revenue, respectively.

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2015	$18.4	$2.1	$—	$—	$20.5
2014	36.6	—	—	18.2	18.4
2013	21.3	16.9	—	1.6	36.6

Other Allowances(1)
Year Ending December 31,
2015	$12.1	$0.7	$—	$2.2	$10.6
2014	8.8	4.7	—	1.4	12.1
2013	8.4	2.8	—	2.4	8.8
__________________________

(1)	Other Allowances represented reserves on notes received in connection with transfers of our interests in certain Affiliates as well as other receivable amounts, which we considered uncollectible.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of December 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for “Management’s Report on Internal Control over Financial Reporting,” which is incorporated by reference herein.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item will be set forth in our proxy statement for our 2016 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2015) (the “Proxy Statement”), and is incorporated herein by reference.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 24, 2016	By:	/s/ SEAN M. HEALEY
Sean M. Healey Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SEAN M. HEALEY	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2016
Sean M. Healey

/s/ JAY C. HORGEN	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 24, 2016
Jay C. Horgen

/s/ SAMUEL T. BYRNE	Director	February 24, 2016
Samuel T. Byrne

/s/ DWIGHT D. CHURCHILL	Director	February 24, 2016
Dwight D. Churchill

/s/ GLENN EARLE	Director	February 24, 2016
Glenn Earle

/s/ NIALL FERGUSON	Director	February 24, 2016
Niall Ferguson

/s/ TRACY P. PALANDJIAN	Director	February 24, 2016
Tracy P. Palandjian

/s/ PATRICK T. RYAN	Director	February 24, 2016
Patrick T. Ryan

/s/ JIDE J. ZEITLIN	Director	February 24, 2016
Jide J. Zeitlin

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Amendment to Amended and Restated Certificate of Incorporation(3)
3.4	Amended and Restated By-laws(4)
4.1	Specimen certificate for shares of common stock of the Registrant(1)
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

4.8	Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee(8)
4.9
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto(8)

4.10
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto(9)

10.1†	Affiliated Managers Group, Inc. Defined Contribution Plan(10)
10.2†	Affiliated Managers Group, Inc. Executive Incentive Plan (f/k/a Long-Term Executive Incentive Plan)(11)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(12)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(12)
10.5†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.6†	Affiliated Managers Group, Inc. Amended and Restated Long-Term Stock and Investment Plan(6)
10.7†	Affiliated Managers Group, Inc. Executive Retention Plan(13)
10.8†	Affiliated Managers Group, Inc. Deferred Compensation Plan(14)
10.9†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(15)
10.10†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan(16)
10.11†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP(17)
10.12†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan, LP(18)
10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(19)
10.14†	Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(20)
10.15†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(21)
10.16†	Form of Affiliated Managers Group, Inc. Award Agreement(6)
10.17†	Form of Indemnification Agreement entered into by each Director and Executive Officer(22)
10.18†	Service Agreement, dated as of June 7, 2011, by and between Affiliated Managers Group Limited and Andrew Dyson(23)

10.19	Form of Distribution Agency Agreement, dated as of August 6, 2013(24)
10.20	Form of Confirmation Letter Agreement, dated as of August 6, 2013(24)
10.21
Credit Agreement, dated as of September 22, 2015, among Affiliated Managers Group, Inc., Bank of America, N.A., and the several banks and other financial institutions from time to time party thereto as lenders, and the exhibits and schedules thereto(25)

10.22
Term Credit Agreement, dated as of September 22, 2015, among Affiliated Managers Group, Inc., Bank of America, N.A., and the several banks and other financial institutions from time to time party thereto as lenders, and the exhibits and schedules thereto(25)

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
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (ii) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (iii) the Consolidated Statement of Equity for the years ended December 31, 2015, 2014, and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (v) the Notes to the Consolidated Financial Statements.

†	Indicates a management contract or compensatory plan

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed July 31, 2012

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 8, 2012

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 13, 2015

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000

(11)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2010

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009, as amended

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed December 17, 2010

(16)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (No. 001-13459), filed February 23, 2012

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (No. 001-13459), filed February 22, 2013

(19)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 12, 2013

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 5, 2015

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 8, 2012

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 6, 2013

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed September 22, 2015