Form 10-K/A
period 2015-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2016-03-30
CIK 1004434

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $218.60 on that date on the New York Stock Exchange, was $11,842,794,467. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 54,006,452 shares of the registrant's common stock outstanding on March 24, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 14, 2016 are incorporated by reference into Part III.

Explanatory Note

On February 25, 2016, Affiliated Managers Group, Inc. (“AMG”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

This Form 10-K/A filing provides supplemental financial statements under Item 15 for ValueAct Holdings, L.P., an Affiliate in which AMG owns a minority interest.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements. See Item 8 of the original Form 10-K filed on February 25, 2016 by AMG.

(2) Financial Statement Schedule. See Item 8 of the original Form 10-K filed on February 25, 2016 by AMG. Also see Exhibit 99.1 for the separate financial statements of ValueAct Holdings, L.P. and Controlled Affiliates, which are incorporated by reference herein.

(3)	Exhibits: See the Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

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

21.1	Schedule of Subsidiaries(26)
23.1	Consent of PricewaterhouseCoopers LLP(26)
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(26)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(26)
31.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(27)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(27)
32.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
99.1	Financial Statements of ValueAct Holdings, L.P. and Controlled Affiliates*
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 were previously filed, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (ii) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013 and (v) the Notes to the Consolidated Financial Statements.(26)

†	Indicates a management contract or compensatory plan

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-34679), filed August 29, 1997, as amended

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed July 31, 2012

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459) filed February 27, 2014

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 8, 2012

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014

(9)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed February 13, 2015

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000

(11)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2015

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005

(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009, as amended

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed December 17, 2010

(16)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011

(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (No. 001-13459), filed February 23, 2012

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (No. 001-13459), filed February 22, 2013

(19)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 12, 2013

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 5, 2015

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 8, 2012

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 6, 2013

(25)	Incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed September 22, 2015

(26)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 001-13459), filed February 25, 2016, which is being amended hereby

(27)	Previously furnished with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 001-13459), filed February 25, 2016, which is being amended hereby