Form 10-Q
period 2016-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2016-05-10
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
There were 53,811,550 shares of the registrant’s common stock outstanding on May 3, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2015	2016
Revenue	$635.0	$545.4
Operating expenses:
Compensation and related expenses	252.8	226.7
Selling, general and administrative	108.7	95.9
Intangible amortization and impairments	27.8	26.6
Depreciation and other amortization	4.4	5.0
Other operating expenses	9.9	12.4
	403.6	366.6
Operating income	231.4	178.8
Income from equity method investments	53.1	68.0
Other non-operating (income) and expenses:
Investment and other income	(0.8)	(4.0)
Interest expense	22.2	22.3
Imputed interest expense and contingent payment arrangements	(27.2)	(2.0)
	(5.8)	16.3
Income before income taxes	290.3	230.5
Income taxes	69.6	56.5
Net income	220.7	174.0
Net income (non-controlling interests)	(92.7)	(69.5)
Net income (controlling interest)	$128.0	$104.5
Average shares outstanding (basic)	54.8	54.0
Average shares outstanding (diluted)	57.8	56.5
Earnings per share (basic)	$2.34	$1.94
Earnings per share (diluted)	$2.28	$1.92
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2015	2016
Net income	$220.7	$174.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(60.1)	(2.0)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	2.7	(1.1)
Change in net unrealized gain (loss) on investment securities, net of tax	8.7	(10.8)
Other comprehensive loss	(48.7)	(13.9)
Comprehensive income	172.0	160.1
Comprehensive income (non-controlling interests)	(78.6)	(64.2)
Comprehensive income (controlling interest)	$93.4	$95.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2015	March 31, 2016
Assets
Cash and cash equivalents	$563.8	$297.6
Receivables	391.2	495.5
Investments in marketable securities	199.9	208.2
Other investments	149.3	144.2
Fixed assets, net	114.1	113.1
Goodwill	2,668.4	2,672.3
Acquired client relationships, net	1,686.4	1,647.6
Equity method investments in Affiliates	1,937.1	2,458.7
Other assets	59.2	54.1
Total assets	$7,769.4	$8,091.3
Liabilities and Equity
Payables and accrued liabilities	$729.4	$571.0
Senior bank debt	643.3	1,063.4
Senior notes	937.1	937.7
Convertible securities	299.0	299.7
Deferred income taxes	565.7	599.1
Other liabilities	213.3	189.7
Total liabilities	3,387.8	3,660.6
Commitments and contingencies (Note 6)
Redeemable non-controlling interests	612.5	658.3
Equity:
Common stock	0.6	0.6
Additional paid-in capital	597.2	541.4
Accumulated other comprehensive loss	(18.1)	(26.7)
Retained earnings	2,679.3	2,783.8
	3,259.0	3,299.1
Less: Treasury stock, at cost	(421.9)	(430.8)
Total stockholders' equity	2,837.1	2,868.3
Non-controlling interests	932.0	904.1
Total equity	3,769.1	3,772.4
Total liabilities and equity	$7,769.4	$8,091.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2014	55.8	$0.6	$672.2	$31.8	$2,163.3	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	128.0	—	92.7	220.7
Other comprehensive loss	—	—	—	(34.6)	—	—	(14.1)	(48.7)
Share-based compensation	—	—	8.0	—	—	—	—	8.0
Common stock issued under share-based incentive plans	—	—	(100.3)	—	—	140.4	—	40.1
Tax benefit from share-based incentive plans	—	—	34.5	—	—	—	—	34.5
Share repurchases	—	—	—	—	—	(150.0)	—	(150.0)
Affiliate equity activity:
Affiliate equity expense	—	—	2.5	—	—	—	5.3	7.8
Issuances	—	—	1.5	—	—	—	0.3	1.8
Repurchases	—	—	1.1	—	—	—	—	1.1
Changes in Redemption value of Redeemable non-controlling interests	—	—	(100.3)	—	—	—	—	(100.3)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(9.4)	(9.4)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	10.6	10.6
Distributions to non-controlling interests	—	—	—	—	—	—	(114.6)	(114.6)
March 31, 2015	55.8	$0.6	$519.2	$(2.8)	$2,291.3	$(250.5)	$987.0	$3,544.8

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2015	55.8	$0.6	$597.2	$(18.1)	$2,679.3	$(421.9)	$932.0	$3,769.1
Net income	—	—	—	—	104.5	—	69.5	174.0
Other comprehensive loss	—	—	—	(8.6)	—	—	(5.3)	(13.9)
Share-based compensation	—	—	9.2	—	—	—	—	9.2
Common stock issued under share-based incentive plans	—	—	(25.4)	—	—	24.5	—	(0.9)
Tax expense from share-based incentive plans	—	—	(0.6)	—	—	—	—	(0.6)
Share repurchases	—	—	—	—	—	(33.4)	—	(33.4)
Affiliate equity activity:
Affiliate equity expense	—	—	1.3	—	—	—	3.9	5.2
Issuances	—	—	(3.5)	—	—	—	6.7	3.2
Repurchases	—	—	8.5	—	—	—	—	8.5
Changes in Redemption value of Redeemable non-controlling interests	—	—	(45.3)	—	—	—	—	(45.3)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(5.7)	(5.7)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	4.6	4.6
Distributions to non-controlling interests	—	—	—	—	—	—	(101.6)	(101.6)
March 31, 2016	55.8	$0.6	$541.4	$(26.7)	$2,783.8	$(430.8)	$904.1	$3,772.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2015	2016
Cash flow from (used in) operating activities:
Net income	$220.7	$174.0
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	27.8	26.6
Depreciation and other amortization	4.4	5.0
Deferred income tax provision	34.1	27.5
Imputed interest expense and contingent payment arrangements	(27.2)	(2.0)
Income from equity method investments, net of amortization	(53.1)	(68.0)
Distributions received from equity method investments	153.8	124.3
Amortization of issuance costs	2.0	1.2
Share-based compensation and Affiliate equity expense	17.3	15.2
Other non-cash items	0.7	(0.1)
Changes in assets and liabilities:
Increase in receivables	(72.4)	(94.2)
Decrease in other assets	(5.6)	(19.3)
Decrease in payables, accrued liabilities and other liabilities	(183.4)	(164.1)
Cash flow from operating activities	119.1	26.1
Cash flow from (used in) investing activities:
Investments in Affiliates	—	(551.3)
Purchase of fixed assets	(4.7)	(4.1)
Purchase of investment securities	(1.4)	(2.7)
Sale of investment securities	1.8	7.2
Cash flow used in investing activities	(4.3)	(550.9)
Cash flow from (used in) financing activities:
Borrowings of senior debt	523.3	515.0
Repayments of senior debt and convertible securities	(496.0)	(95.0)
Issuance of common stock	43.6	4.5
Repurchase of common stock	(197.8)	(16.9)
Note and contingent payments	5.9	2.2
Distributions to non-controlling interests	(114.6)	(101.6)
Affiliate equity issuances and repurchases	(13.1)	(54.1)
Excess tax benefit (expense) from share-based compensation	34.5	(0.6)
Other financing items	(3.3)	9.4
Cash flow from (used in) financing activities	(217.5)	262.9
Effect of foreign exchange rate changes on cash and cash equivalents	(9.7)	(4.3)
Net decrease in cash and cash equivalents	(112.4)	(266.2)
Cash and cash equivalents at beginning of period	550.6	563.8
Cash and cash equivalents at end of period	$438.2	$297.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Recent Accounting Developments
On January 1, 2016, the Company adopted several updates to accounting standards as follows:

•	Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02: Consolidation”);

•	ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs;

•	ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent); and

•	ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.
The adoption of these updates did not have a significant impact on the Company’s Consolidated Financial Statements.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, as amended. The new standard provides a comprehensive model for revenue recognition. The standard is effective for interim and fiscal periods beginning after December 15, 2017. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, Fair Value: Recognition and Measurement of Financial Assets and Liabilities.  Under the new standard, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  The standard is effective for interim and fiscal periods beginning after December 15, 2017.  The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases which requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. The standard is effective for interim and fiscal periods beginning after December 15, 2018. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards and classification in the statement of cash flows. The standard is effective for interim and fiscal periods beginning after December 15, 2016. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting which simplifies the equity method of accounting by eliminating the need to apply the equity method retroactively to an investment that subsequently qualifies for such accounting treatment. The standard

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is effective for interim and fiscal periods beginning after December 15, 2016. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

3.	Principles of Consolidation
The Company assesses consolidation requirements pursuant to ASU 2015-02: Consolidation which was adopted using the modified retrospective method and resulted in an effective date of adoption of January 1, 2016.

In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine if its investments are considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investing decisions of the investment or holds the majority voting interest. For VREs organized as limited partnerships or similar governance structures, the Company consolidates an entity when it is the general partner and limited partners do not hold substantive participating rights or rights to remove and replace the general partner.

The Company consolidates VIEs when it has a controlling financial interest which is defined as having the power to direct the activities that most significantly impact the VIEs economic performance and the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the VIE.

Investments in Affiliates
AMG typically has control over its Affiliate investments, directly or indirectly. As a result, the Company generally consolidates its Affiliate investments and all material intercompany balances and transactions are eliminated.

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

Affiliate-sponsored Investment Entities

The Company’s consolidated Affiliates sponsor various investment entities where they also act as the investment advisor, and in some cases these entities are considered VIEs. These investment entities are typically owned primarily by third-party investors; however, certain entities are capitalized with seed capital investments from Affiliates.

Investors are generally entitled to substantially all of the economics of these VIEs, except for the management and performance fees earned by Affiliates or any gains or losses attributable to Affiliates’ investments in the entities. As a result, Affiliates do not generally consolidate these VIEs unless the Affiliate’s interest in the entity is considered substantial. When consolidating these VIEs, the Company retains the specialized investment company accounting principles of the underlying entities and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets with corresponding changes in the investments’ fair values reflected in Other operating expenses in the Consolidated Statements of Income. Purchases and sales of securities are presented within Decreases in payables, accrued liabilities and other liabilities and Decreases in other assets, respectively, in the Consolidated Statements of Cash

Flows. When Affiliates no longer control these entities, due to a reduction in ownership or other reasons, the entities are deconsolidated.

4.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2015 and March 31, 2016 were $199.9 million and $208.2 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading:

	Available-for-Sale		Trading
	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016
Cost	$104.7	$94.0	$19.8	$57.7
Unrealized Gains	77.6	59.2	1.9	4.1
Unrealized Losses	(1.8)	(1.5)	(2.3)	(5.3)
Fair Value	$180.5	$151.7	$19.4	$56.5
For the three months ended March 31, 2015 and 2016, there were $0.1 million and $1.7 million, respectively, of realized gains on investments classified as available-for-sale. These gains were recorded in Investment and other income. There were no significant realized gains or losses on investments classified as trading in the three months ended March 31, 2015 and 2016.

5.	Variable Interest Entities
The Company’s consolidated Affiliates act as investment managers for certain investment entities that are considered VIEs, and in connection with the adoption of ASU 2015-02: Consolidation, certain investment entities previously accounted for as VIEs no longer met the criteria for being a VIE and certain VREs became VIEs and were either consolidated or disclosed as VIEs.

The Company's Affiliates’ involvement with unconsolidated VIEs is generally limited to that of a service provider, and their investment, if any, represents an insignificant interest in the relevant investment entities’ assets under management. The Company's Affiliates’ exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The net assets and liabilities of unconsolidated VIEs and the Company’s maximum risk of loss were as follows:

	December 31, 2015		March 31, 2016
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Sponsored investment entities	$6,688.9	$1.4	$1,598.5	$10.3

In addition, several of the Company’s Affiliates accounted for under the equity method are now considered VIEs.  The unconsolidated assets, net of liabilities and non-controlling interests, of these Affiliates was approximately $1.2 billion and $1.3 billion as of December 31, 2015 and March 31, 2016, respectively.  The Company’s carrying value and maximum exposure to loss for these Affiliates was approximately $1.9 billion and $2.5 billion as of December 31, 2015 and March 31, 2016, respectively.

6.	Commitments and Contingencies
From time to time, the Company and its Affiliates may be subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Any such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals, as necessary, for matters for which the outcome is probable and the amount of the liability can be reasonably estimated. The Company had no significant accruals as of March 31, 2016.
Third Avenue Management LLC (“Third Avenue”), one of the Company’s consolidated Affiliates, has been named as a defendant in various legal actions relating to the liquidation and closure of the Third Avenue Focused Credit Fund. The

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company is not a party to any of these actions. Third Avenue believes that the claims in these actions are without merit and intends to defend against them vigorously.
The Company and certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.
The Company has committed to co-invest in certain Affiliate sponsored investment partnerships. As of March 31, 2016, these unfunded commitments were $77.2 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner of the Affiliate for $15.4 million of these commitments if they are called.
As of March 31, 2016, the Company was contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $84.9 million associated with its consolidated Affiliates and $316.5 million associated with its equity method Affiliates. The Company expects to make payments of $10.3 million (none in 2016) of the $84.9 million related to consolidated Affiliates.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time (see Note 10). In addition, in connection with a recent investment in an Affiliate accounted for under the equity method, the Company entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to sell a portion of its ownership interest in the Affiliate to the Company annually beginning in 2018. The purchase price of these conditional purchases will be at fair market value on the date of the transaction.

7.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$65.9	$65.9	$—	$—
Investments in marketable securities(1)
Trading securities	19.4	19.4	—	—
Available-for-sale securities	180.5	180.5	—	—
Other investments(2)	23.3	20.7	2.6	—
Financial Liabilities
Contingent payment arrangements(3)	$10.2	$—	$—	$10.2
Affiliate equity obligations(3)(4)	62.3	—	—	62.3

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	March 31, 2016
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$28.3	$28.3	$—	$—
Investments in marketable securities(1)
Trading securities	56.5	56.5	—	—
Available-for-sale securities	151.7	151.7	—	—
Other investments(2)	6.9	4.3	2.6	—
Financial Liabilities
Contingent payment arrangements(3)	$7.8	$—	$—	$7.8
Affiliate equity obligations(3)(4)	35.6	—	—	35.6
Foreign currency forward contracts(5)	1.2	—	1.2	—
__________________________

(1)	Principally investments in equity securities.

(2)
The Company adopted ASU 2015-07 and no longer includes $126.0 million and $137.3 million as of December 31, 2015 and March 31, 2016, respectively, of investments in certain entities for which fair value was measured using net asset value (“NAV”) as a practical expedient.

(3)	Amounts are presented within Other liabilities.

(4)
The Company adopted ASU 2015-07 and no longer includes $75.0 million and $80.1 million as of December 31, 2015 and March 31, 2016, respectively, of liabilities for which fair value was measured using NAV as a practical expedient. These liabilities were previously included in Obligations to related parties and upon removal, the remaining liabilities were re-labeled Affiliate equity obligations.

(5)	Amounts are presented within Other assets or Other liabilities.
The following are descriptions of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds which are classified as Level 1.
Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates that are valued using NAV. Publicly traded securities and investments in daily redeeming funds that calculate NAVs are classified as Level 1.
Other investments consist primarily of funds advised by Affiliates that are valued using NAV. Investments in daily redeeming funds that calculate NAVs are classified as Level 1. Investments in funds that permit redemptions monthly or quarterly are classified as Level 2.
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
Affiliate equity obligations include agreements to repurchase Affiliate equity. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while an increase in the discount rate results in a lower obligation.
Foreign currency forward contracts use model-derived valuations in which all significant inputs are observable in active markets to determine fair value.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between Level 1 and Level 2 in the three months ended March 31, 2015 and 2016.
Level 3 Financial Assets and Liabilities
The following tables present the changes in Level 3 liabilities:

	For the Three Months Ended March 31,
	2015			2016
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$59.3		$21.5	$10.2		$62.3
Net (gains) losses	(27.8)	(1)	—	(2.4)	(1)	—
Purchases and issuances	—		15.4	—		30.1
Settlements and reductions	—		(20.1)	—		(56.8)
Balance, end of period	$31.5		$16.8	$7.8		$35.6

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$(27.8)	(1)	$—	$(2.4)	(1)	$—
___________________________

(1)	Accretion and changes to the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s Level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2015	Range at December 31, 2015	Fair Value at March 31, 2016	Range at March 31, 2016
Contingent payment arrangements	Discounted cash flow	Growth rates	$10.2	3% - 8%	$7.8	4% - 8%
		Discount rates		15%		14% - 15%
Affiliate equity obligations	Discounted cash flow	Growth rates	62.3	1% - 9%	35.6	(1)% - 11%
		Discount rates		14% - 15%		15% - 16%
Investments in Certain Entities that Calculate Net Asset Value
The Company uses the NAV of certain investments as their fair value. The NAVs that have been provided by the investees have been derived from the fair values of the underlying assets and liabilities as of the measurement dates. The following table summarizes the nature of these investments and any related liquidity restrictions or other factors which may impact the ultimate value realized:

	December 31, 2015		March 31, 2016
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$126.0	$76.8	$137.3	$77.2
Other funds(2)	72.3	—	42.9	—
	$198.3	$76.8	$180.2	$77.2
___________________________

(1)
These funds primarily invest in a broad range of private equity funds, as well as make direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies, including long/short equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.

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

	December 31, 2015		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$944.6	$966.3	$944.7	$954.6	Level 2
Convertible securities	305.2	483.6	305.8	476.1	Level 2

8.	Intangible Assets
Consolidated Affiliates
The following tables present the change in Goodwill and components of Acquired client relationships, net of the Company’s consolidated Affiliates:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2015	$1,141.3	$1,119.5	$407.6	$2,668.4
Foreign currency translation	5.0	(5.1)	4.0	3.9
Balance, as of March 31, 2016	$1,146.3	$1,114.4	$411.6	$2,672.3

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2015	$1,301.8	$(680.4)	$621.4	$1,065.0	$1,686.4
Intangible amortization and impairments	—	(26.6)	(26.6)	—	(26.6)
Foreign currency translation	(1.8)	—	(1.8)	(10.4)	(12.2)
Balance, as of March 31, 2016	$1,300.0	$(707.0)	$593.0	$1,054.6	$1,647.6
Definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2016, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expense for these relationships of $27.8 million and $26.6 million for the three months ended March 31, 2015 and 2016, respectively. Based on relationships existing as of March 31, 2016, the Company estimates that its consolidated annual amortization expense will be approximately $110 million for each of the next five years.
Equity Method Investments in Affiliates
The Company completed minority investments in Systematica Investments L.P. and Baring Private Equity Asia (“Baring”) on January 4, 2016 for $547.6 million in the aggregate. The Company’s provisional purchase price allocations were measured using a financial model that includes assumptions of expected market performance, net client flows and discount rates.  The associated provisional amounts may be revised upon completion of the final valuation. The consideration paid to Baring will be deductible for U.S. tax purposes over a 15-year life.
The intangible assets at the Company’s equity method Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of March 31, 2016, the definite-lived relationships were being amortized over a weighted average life of approximately eleven years. The Company recognized amortization expense for these relationships of $8.8 million and $14.2 million for the three months ended March 31, 2015, and 2016, respectively. Based on relationships existing

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as of March 31, 2016, the Company estimates the annual amortization expense will be approximately $55 million for each of the next five years.

9.	Share-Based Compensation
The following is a summary of share-based compensation expense:

	For the Three Months Ended March 31,
	2015	2016
Share-based compensation	$8.0	$9.2
Tax benefit	3.1	3.6
There was $70.6 million and $105.0 million of unrecognized share-based compensation as of December 31, 2015 and March 31, 2016, respectively, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding - December 31, 2015	1.4	$96.18
Options granted	0.4	122.40
Options exercised	(0.1)	80.32
Unexercised options outstanding - March 31, 2016	1.7	103.09	3.1
Exercisable at March 31, 2016	1.3	95.19	1.9

The Company granted stock options with fair values of $0.5 million and $16.0 million for the three months ended March 31, 2015 and 2016, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The fair value of options granted was estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2015 and 2016 was $53.59 and $38.90 per option, respectively, based on the weighted-average grant date assumptions stated below.

	For the Three Months Ended March 31,
	2015	2016
Dividend yield	—%	—%
Expected volatility(1)	27.9%	30.6%
Risk-free interest rate(2)	1.4%	1.6%
Expected life of options (in years)(3)	5.0	5.7
Forfeiture rate	—%	—%
___________________________

(1)	Expected volatility is based on historical and implied volatility.

(2)	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of the grant.

(3)	Expected life of options (in years) is based on the Company’s historical data and expected exercise behavior.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock
The following table summarizes the transactions of the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2015	0.6	$192.04
Units granted	0.2	122.43
Units vested	(0.2)	181.00
Units forfeited	(0.0)	197.79
Unvested units - March 31, 2016	0.6	169.57

The Company granted awards with fair values of $48.6 million and $27.7 million for the three months ended March 31, 2015 and 2016, respectively. These awards were valued based on the closing price of the Company’s common stock on the date of grant and contain vesting conditions requiring service over a period of four years. In certain circumstances, awards also require certain performance conditions to be satisfied and the Company may elect to settle the awards in shares of the Company’s common stock or cash.

10.	Affiliate Equity
Affiliate equity interests provide holders with a ratable portion of ownership in one of the Company’s Affiliates. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to Affiliate equity holders were $114.6 million and $101.6 million for the three months ended March 31, 2015 and 2016, respectively.

Sales and repurchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its Affiliate partners, employees and officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the service period.
The following is a summary of Affiliate equity expense:

	For the Three Months Ended March 31,
	2015	2016
Controlling interest	$4.0	$2.1
Tax benefit	(1.5)	(0.8)
Controlling interest, net	2.5	1.3
Non-controlling interests	5.3	3.9
Total	$7.8	$5.2
The following is a summary of unrecognized Affiliate equity expense:

Period	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2015	$22.4	3 years	$51.9	5 years
March 31, 2016	30.4	4 years	62.9	6 years
Affiliate equity interests provide the Company a conditional right to call (on an annual basis following an Affiliate equity holder’s departure) and Affiliate equity holders a conditional right to put their interests at certain intervals (between five and fifteen years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The purchase price of these conditional purchases is generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value. The Company, at its option, may pay for

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities.
The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from Affiliate equity holders. The amount paid for repurchases was $18.1 million and $57.0 million for the three months ended March 31, 2015 and 2016, respectively. The total amount received for issuances was $5.0 million and $2.9 million for the three months ended March 31, 2015 and 2016, respectively.

The Company records amounts receivable from and payable to Affiliate partners in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $22.6 million and $17.2 million at December 31, 2015 and March 31, 2016, respectively, and was included in Other assets. The total payable was $62.3 million and $35.6 million as of December 31, 2015 and March 31, 2016, respectively, and was included in Other liabilities.
The current redemption value of the Company’s Affiliate equity has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2015	$612.5
Increase attributable to consolidated products	24.9
Repurchases of redeemable Affiliate equity	(30.1)
Transfers from Non-controlling interests	5.7
Changes in redemption value	45.3
Balance, as of March 31, 2016	$658.3
During the three months ended March 31, 2015 and 2016, the Company acquired interests from, and transferred interests to, Affiliate equity holders. The following schedule discloses the effect of changes in the Company’s ownership interest in its Affiliates on the controlling interest’s equity:

	For the Three Months Ended March 31,
	2015	2016
Net income (controlling interest)	$128.0	$104.5
Increase in controlling interest paid-in capital from purchases and sales of Affiliate equity issuances	0.5	(0.9)
Decrease in controlling interest paid-in capital related to Affiliate equity repurchases	(3.5)	(17.5)
Net income attributable to controlling interest and transfers (to) or from Non-controlling interests	$125.0	$86.1

11.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2015	2016
Controlling interests:
Current tax	$32.0	$26.9
Intangible-related deferred taxes	20.4	22.1
Other deferred taxes	13.9	5.6
Total controlling interests	66.3	54.6
Non-controlling interests:
Current tax	$3.5	$2.1
Deferred taxes	(0.2)	(0.2)
Total non-controlling interests	3.3	1.9
Provision for income taxes	$69.6	$56.5
Income before income taxes (controlling interest)	$194.3	$159.1
Effective tax rate attributable to controlling interest(1)	34.1%	34.3%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
Income tax expense for the three months ended March 31, 2015 and 2016 included the benefit of an indefinite deferral of $6.3 million and $6.3 million, respectively, of foreign earnings.
As of December 31, 2015 and March 31, 2016, the Company carried a liability for uncertain tax positions of $26.9 million and $26.9 million, respectively. Included in these amounts was $1.8 million and $1.7 million as of December 31, 2015 and March 31, 2016, respectively, for interest and related charges. At December 31, 2015 and March 31, 2016, this liability also included $25.3 million and $25.5 million, respectively, for tax positions that, if recognized, would affect the Company’s effective tax rate.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2015	2016
Numerator
Net income (controlling interest)	$128.0	$104.5
Convertible securities interest expense, net	3.8	3.8
Net income (controlling interest), as adjusted	$131.8	$108.3
Denominator
Average shares outstanding (basic)	54.8	54.0
Effect of dilutive instruments:
Stock options and restricted stock	0.8	0.3
Junior convertible securities	2.2	2.2
Average shares outstanding (diluted)	57.8	56.5
The diluted earnings per share calculations in the table above exclude stock options and restricted stock units for which performance or market conditions were not met and the anti-dilutive effect of the following items:

	For the Three Months Ended March 31,
	2015	2016
Stock options and restricted stock units	0.1	0.7

13.	Comprehensive Income
The following table shows the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended March 31,
	2015			2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(60.1)	$—	$(60.1)	$(2.0)	$—	$(2.0)
Change in net realized and unrealized gain (loss) on derivative securities	2.8	(0.1)	2.7	(1.1)	(0.0)	(1.1)
Change in net unrealized gain (loss) on investment securities	14.2	(5.5)	8.7	(17.4)	6.6	(10.8)
Other comprehensive income (loss)	$(43.1)	$(5.6)	$(48.7)	$(20.5)	$6.6	$(13.9)
The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities	Total
Balance, as of December 31, 2015	$(98.6)	$0.3	$45.0	$(53.3)
Other comprehensive loss before reclassifications	(2.0)	(1.1)	(13.2)	(16.3)
Amounts reclassified	—	0.0	2.4	2.4
Net other comprehensive loss	(2.0)	(1.1)	(10.8)	(13.9)
Balance, as of March 31, 2016	$(100.6)	$(0.8)	$34.2	$(67.2)

14.	Segment Information

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management has determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following table summarizes the Company’s financial results for each of its business segments:

	For the Three Months Ended March 31,
	2015		2016
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$252.9	$48.7	$227.3	$59.9
Mutual Fund	318.3	67.6	250.4	33.3
High Net Worth	63.8	11.7	67.7	11.3
Total	$635.0	$128.0	$545.4	$104.5

	Total Assets
	December 31, 2015	March 31, 2016
Institutional	$3,717.1	$3,750.8
Mutual Fund	3,070.5	3,372.1
High Net Worth	981.8	968.4
Total	$7,769.4	$8,091.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of March 31, 2016, our aggregate assets under management were $642.0 billion, in more than 500 investment products across a broad range of active return-oriented strategies and distribution channels.
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
In the first quarter, we completed minority investments in Systematica Investments L.P. and Baring Private Equity Asia, both of which are accounted for under the equity method of accounting. Following the close of these transactions, Affiliate management continues to hold a significant portion of the equity in their respective businesses and direct their day-to-day operations.
For the three months ended March 31, 2016, Net income (controlling interest) was $104.5 million, compared to $128.0 million for the three months ended March 31, 2015, respectively. For the three months ended March 31, 2016, Earnings per share (diluted) was $1.92, compared to $2.28 for the three months ended March 31, 2015, respectively.
For the three months ended March 31, 2016, EBITDA (controlling interest) was $215.7 million, Economic net income (controlling interest) was $159.9 million, and Economic earnings per share was $2.94. For the three months ended March 31, 2015, EBITDA (controlling interest) was $221.0 million. Economic net income (controlling interest) was $162.1 million, and

Economic earnings per share was $2.91. EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, and are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”
For the twelve months ended March 31, 2016, our assets under management increased 2% to $642.0 billion. The increase was primarily the result of $38.5 billion from investments in new Affiliates, partially offset by a $22.2 billion decrease from changes in markets, a $3.2 billion decrease from net client cash flows and a $2.8 billion decrease from changes in foreign exchange rates.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended March 31,
(in millions, except as noted and per share data)	2015	2016	% Change
Assets under management (in billions)	$632.2	$642.0	2%
Average assets under management (in billions)	623.5	626.6	—%
Revenue	635.0	545.4	(14)%
Net income (controlling interest)	128.0	104.5	(18)%
Earnings per share (diluted)	2.28	1.92	(16)%

EBITDA (controlling interest)(1)	221.0	215.7	(2)%
Economic net income (controlling interest)(1)	162.1	159.9	(1)%
Economic earnings per share(1)	2.91	2.94	1%
___________________________

(1)
EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”

Supplemental Performance Measures
EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure referred to as EBITDA (controlling interest). EBITDA (controlling interest) represents the controlling interest’s operating performance before our share of interest expense, income taxes, depreciation and amortization. We believe that many investors use this information when comparing the financial performance of companies in the investment management industry. EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. This non-GAAP performance measure is provided in addition to, but not as a substitute for, other GAAP measures of financial performance or liquidity, such as Net income (controlling interest).
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2015	2016
Net income (controlling interest)	$128.0	$104.5
Interest expense	22.2	22.3
Imputed interest expense and contingent payment arrangements(1)	(27.2)	(2.0)
Income taxes	66.3	54.6
Depreciation and other amortization	1.9	1.9
Intangible amortization and impairments(2)	29.8	34.4
EBITDA (controlling interest)	$221.0	$215.7
___________________________

(1)
During the three months ended March 31, 2015 and 2016, we adjusted our estimates of contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $29.8 million and $2.8 million, respectively.

(2)
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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2015	2016
Reported Intangible amortization and impairments	$27.8	$26.6
Intangible amortization (non-controlling interests)	(6.8)	(6.4)
Equity method intangible amortization	8.8	14.2
Total	$29.8	$34.4
Economic Net Income (controlling interest)
As supplemental information, we also provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) an important measure of our financial performance, as we believe it best represents our operating performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as substitutes for, other GAAP measures of financial performance or liquidity, such as Net income (controlling interest) and Earnings per share (diluted).
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended March 31,
(in millions, except per share data)	2015	2016
Net income (controlling interest)	$128.0	$104.5
Intangible amortization and impairments(1)	29.8	34.4
Intangible-related deferred taxes	20.4	22.1
Other economic items(2)	(16.1)	(1.1)
Economic net income (controlling interest)	$162.1	$159.9
Average shares outstanding (diluted)	57.8	56.5
Assumed issuance of junior convertible securities shares	(2.2)	(2.2)
Dilutive impact of junior convertible securities shares	0.1	—
Average shares outstanding (adjusted diluted)	55.7	54.3
Economic earnings per share	$2.91	$2.94
____________________________

(1)	See note (2) to the table in “EBITDA (controlling interest).”

(2)
During the three months ended March 31, 2015 and 2016, we adjusted our estimates of contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $29.8 million ($18.5 million net of tax) and $2.8 million ($1.7 million net of tax), respectively. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

Assets under Management
The following table presents changes in our reported assets under management by distribution channel:
Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2015	$347.5	$175.8	$88.0	$611.3
Client cash inflows	10.4	16.8	4.7	31.9
Client cash outflows	(10.1)	(13.4)	(3.3)	(26.8)
Net client cash flows	0.3	3.4	1.4	5.1
New Investments	16.0	0.3	0.9	17.2
Market changes	4.2	2.8	0.1	7.1
Foreign exchange(1)	1.5	(0.6)	0.5	1.4
Other	—	—	(0.1)	(0.1)
March 31, 2016	$369.5	$181.7	$90.8	$642.0
____________________________

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated assets under management into U.S. dollars for reporting purposes.
The following table presents changes in our average assets under management, EBITDA (controlling interest) and Net income (controlling interest) by distribution channel:

	For the Three Months Ended March 31,
(in millions, except as noted)	2015	2016	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$354.9	$363.0	2%
Mutual Fund	190.7	172.9	(9)%
High Net Worth	77.9	90.7	16%
Total	$623.5	$626.6	—%
EBITDA (controlling interest)(1)
Institutional	$109.0	$117.3	8%
Mutual Fund	90.0	75.4	(16)%
High Net Worth	22.0	23.0	5%
Total	$221.0	$215.7	(2)%
Net income (controlling interest)
Institutional	$48.7	$59.9	23%
Mutual Fund	67.6	33.3	(51)%
High Net Worth	11.7	11.3	(3)%
Total	$128.0	$104.5	(18)%
____________________________

(1)	EBITDA (controlling interest) is a non-GAAP performance measure and is discussed in “Supplemental Performance Measures.”
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
The following table summarizes our consolidated Affiliates’ average assets under management and revenue by distribution channel:

	For the Three Months Ended March 31,
	2015	2016	% Change
Average Assets under Management (in billions)(1)
Institutional	$193.4	$170.3	(12)%
Mutual Fund	150.1	120.2	(20)%
High Net Worth	61.7	73.6	19%
Total	$405.2	$364.1	(10)%
Revenue (in millions)
Institutional	$252.9	$227.3	(10)%
Mutual Fund	318.3	250.4	(21)%
High Net Worth	63.8	67.7	6%
Total	$635.0	$545.4	(14)%
____________________________

(1)	Amounts do not include average assets under management at equity method Affiliates, which are summarized separately in the “Income from equity method investments” section.
Our revenue decreased $89.6 million or 14% in the three months ended March 31, 2016. This decrease was the result of a $99.0 million or 16% decrease in asset-based fees at existing Affiliates due to a 14% decline in average assets under management which reduced asset-based fees $83.5 million and a decline in our ratio of average fee rates which reduced asset-based fees $15.5 million. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management across our distribution channels, primarily from decreases in assets under management in the Institutional and Mutual Fund distribution channels which realize comparatively higher fee rates, partially offset by increases in assets under management in the High Net Worth distribution channel which realize comparatively lower fee rates. These decreases were partially offset by increases in revenue from our 2015 investments in new Affiliates of $7.9 million and performance and other fees at existing Affiliates of $1.6 million.
The following discusses the changes in our revenue by distribution channel.
Institutional Distribution Channel
Our revenue in the Institutional distribution channel decreased $25.6 million or 10% in the three months ended March 31, 2016. This decrease was the result of a $30.1 million or 12% decrease in asset-based fees due primarily to a 12% decrease in average assets under management which reduced asset-based fees $29.1 million and a decline in our ratio of average fee rates which reduced asset-based fees $1.0 million. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates. These decreases were partially offset by an increase in performance and other fees of $4.5 million.
Mutual Fund Distribution Channel
Our revenue in the Mutual Fund distribution channel decreased $67.9 million or 21% in the three months ended March 31, 2016. This decrease was primarily the result of a decrease in asset-based fees of $65.4 million or 21% due primarily to a 20% decrease in average assets under management which reduced asset-based fees $61.4 million and a decline in our ratio of average fee rates which reduced asset-based fees $4.0 million. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates.

High Net Worth Distribution Channel
Our revenue in the High Net Worth distribution channel increased $3.9 million or 6% in the three months ended March 31, 2016. This increase was primarily the result of a $6.8 million or 11% increase in fees from our 2015 investments in new Affiliates. This increase was partially offset by a decrease in our ratio of average fee rates at existing Affiliates which reduced asset-based fees $2.8 million. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2015	2016
Compensation and related expenses	$252.8	$226.7	(10)%
Selling, general and administrative	108.7	95.9	(12)%
Intangible amortization and impairments	27.8	26.6	(4	) %
Depreciation and other amortization	4.4	5.0	14%
Other operating expenses	9.9	12.4	25%
Total operating expenses	$403.6	$366.6	(9)%
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
Compensation and related expenses decreased $26.1 million or 10% in the three months ended March 31, 2016, primarily as a result of a $29.1 million decrease in compensation expense at existing Affiliates.  This decrease was partially offset by an increase in compensation expense from our 2015 investments in new Affiliates of $3.6 million.  These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $12.8 million or 12% in the three months ended March 31, 2016, primarily from a decrease in sub-advisory and distribution expenses of $16.4 million at Affiliates in the Mutual Fund distribution channel. This decrease was partially offset by an increase in acquisition-related professional fees of $1.2 million.
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
For minority investments, we are required to use the equity method of accounting.  Under the equity method of accounting, we only recognize our share of the Affiliate’s revenue less certain agreed-upon expenses, net of equity method intangible amortization.
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
The following table summarizes our equity method Affiliates’ average assets under management, equity method earnings and equity method amortization:

	For the Three Months Ended March 31,
	2015	2016	% Change
Average Assets under Management (in billions)	$218.3	$262.5	20%
Income from equity method investments (in millions)
Equity method earnings	$61.9	$82.2	33%
Equity method intangible amortization	8.8	14.2	61%
Total	$53.1	$68.0	28%
Equity method earnings increased $20.3 million or 33% in the three months ended March 31, 2016, primarily from a $13.6 million increase in earnings from our 2015 and 2016 investments in new Affiliates and an increase of $6.7 million in advisory and performance fees at existing Affiliates. Equity method intangible amortization increased $5.4 million or 61% in the three months ended March 31, 2016, primarily as a result of $4.0 million of amortization on our 2015 and 2016 investments in new Affiliates.
Other Non-Operating (Income) and Expenses
The following table summarizes Other non-operating (income) and expenses:

	For the Three Months Ended March 31,
(in millions)	2015	2016	% Change
Investment and other income	$(0.8)	$(4.0)	N.M.(1)
Interest expense	22.2	22.3	0%
Imputed interest expense and contingent payment arrangements	(27.2)	(2.0)	(93)%
Income taxes	69.6	56.5	(19)%
____________________________

(1)	Percentage change is not meaningful.
Investment and other income increased $3.2 million in the three months ended March 31, 2016, principally as a result of increases in the fair value of investments of $3.0 million.
Interest expense increased $0.1 million or 0% in the three months ended March 31, 2016, primarily as a result of increases of $1.3 million from revolver borrowing costs and $1.1 million from the issuance of 2025 senior notes in the first quarter of 2015, offset by a $2.2 million decrease in interest expense resulting from the retirement of our 2022 senior notes in the fourth quarter of 2015.
Imputed interest expense and contingent payment arrangements decreased $25.2 million or 93% in the three months ended March 31, 2016. This decrease was primarily a result of a $27.0 million reduction in gains on the revaluation of contingent payment arrangements for the three months ended March 31, 2016.
Income tax expense decreased $13.1 million or 19% in the three months ended March 31, 2016, principally from a decrease in Income before income taxes attributable to the controlling interest.

Net Income
The previously discussed changes in revenue, expenses and Income from equity method investments had the following effect on Net income:

	For the Three Months Ended March 31,
(in millions)	2015	2016	% Change
Net income	$220.7	$174.0	(21)%
Net income (non-controlling interests)	92.7	69.5	(25)%
Net income (controlling interest)	128.0	104.5	(18)%
Liquidity and Capital Resources
During the three months ended March 31, 2016, we met our cash requirements primarily through borrowings under our revolver and cash generated by operating activities. Our principal uses of cash were to make investments in new Affiliates, make distributions to Affiliate partners and repay borrowings under our credit facilities.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate partners, share repurchases, payment of principal and interest on outstanding debt and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from any forward equity agreements, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $297.6 million and $563.8 million at March 31, 2016 and December 31, 2015, respectively, including $18.2 million and $98.6 million, respectively, in our wholly-owned foreign subsidiaries. If we repatriated our foreign cash and cash equivalents, we do not anticipate that we would need to accrue or pay any significant U.S. taxes.
The following summarizes our cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2015	2016
Operating cash flow	$119.1	$26.1
Investing cash flow	(4.3)	(550.9)
Financing cash flow	(217.5)	262.9

Operating Cash Flow
The decrease in cash flows from operations in the three months ended March 31, 2016 resulted principally from a $46.7 million decrease in net income and a $44.4 million decrease in net distributions from equity method investments.
Investing Cash Flow
Net cash flow used in investing activities increased $546.6 million in the three months ended March 31, 2016, primarily due to an increase in investments in Affiliates of $551.3 million.
Financing Cash Flow
Net cash flow from financing activities increased $480.4 million in the three months ended March 31, 2016, primarily as a result of a $392.7 million increase in net borrowings of senior debt and a $180.9 million decrease in repurchases of common stock.
The following table summarizes certain key financial data relating to our outstanding indebtedness:

(in millions)	December 31, 2015	March 31, 2016
Senior bank debt	$643.3	$1,063.4
Senior notes	937.1	937.7
Convertible securities	299.0	299.7
Senior Bank Debt
We have a $1.3 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The credit facilities both mature on September 30, 2020.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. We were in compliance with all terms of our credit facilities. We could borrow all remaining capacity and continue to be in compliance.
We are currently rated A3 by Moody’s Investors Services and BBB+ by S&P Global Ratings. A downgrade of our credit rating, including a downgrade to below investment grade, would not trigger a default or have any other significant impact on the terms of our existing credit facilities. A reduction in our credit rating could, however, increase our borrowing costs. Additionally, a downgrade of our credit rating below investment grade and a change in control would require us to make a repurchase offer on certain of our Senior notes.
Affiliate Equity
Many of our agreements provide us with a conditional right to call and Affiliate management, other owners and our officers with the conditional right to put their Affiliate equity interests to us at certain intervals. In cases where we own a minority interest in an Affiliate, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate management are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
Our current redemption value of $658.3 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we repurchased $30.1 million of Affiliate equity during the three months ended March 31, 2016, and expect to repurchase approximately $100 million in 2016.   In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain investment partnerships. As of March 31, 2016, these unfunded commitments totaled $77.2 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner for $15.4 million of these commitments if they are called.
As of March 31, 2016, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $84.9 million associated with our consolidated Affiliates and $316.5 million associated with our equity method Affiliates. We expect to make payments of $10.3 million (none in 2016) to settle such obligations.
Affiliate equity interests provide holders with a conditional right to put their interests to us over time. In addition, in connection with a recent investment in an Affiliate accounted for under the equity method, we entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to sell a portion of its ownership interest in the Affiliate to us annually beginning in 2018. The purchase price of these conditional purchases will be at fair market value on the date of the transaction.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015. In the three months ended March 31, 2016, we repurchased 0.2 million shares at an average price per share of $161.16. As of March 31, 2016, 2.1 million shares remained available for repurchase under the May 2015 program, which does not expire.

Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2016. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Contractual Obligations(1)
Senior bank debt	$1,065.0	$—	$—	$1,065.0	$—
Senior notes	1,540.2	24.2	84.0	84.0	1,348.0
Junior convertible securities	913.4	16.6	44.4	44.4	808.0
Leases(2)	241.2	28.3	68.2	59.5	85.2
Affiliate equity	35.6	35.6	—	—	—
Total contractual obligations	$3,795.4	$104.7	$196.6	$1,252.9	$2,241.2
Contingent Obligations
Contingent payment obligations(3)	$10.3	$—	$8.6	$1.7	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $77.2 million and $26.9 million, respectively, as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $8.7 million through 2016, $21.9 million in 2017-2018, $20.7 million in 2019-2020 and $38.7 million thereafter.

(3)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2016 is $116.7 million, $273.0 million in 2017-2018 and $11.7 million in 2019-2020 and none thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2016. Please refer to Item 7A in our 2015 Annual Report on Form 10-K.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
January 1-31, 2016	—	$—	—	2,290,030
February 1-29, 2016	—	—	—	2,290,030
March 1-31, 2016	207,170	161.16	207,170	2,082,860
Total	207,170	161.16	207,170
____________________________
(1) Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015 authorizing us to repurchase up to 3.0 million shares of our common stock. Purchases may be made from time to time, at management’s discretion. We repurchased 0.2 million shares during the three months ended March 31, 2016. As of March 31, 2016, 2.1 million shares remained available for repurchase under the May 2015 program, which does not expire.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 9, 2016	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three-month periods ended March 31, 2016 and 2015, (ii) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Equity for the three-month periods ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

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