Form 10-Q
period 2016-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2016-08-05
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
There were 53,872,047 shares of the registrant’s common stock outstanding on August 1, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$646.6	$554.1	$1,281.6	$1,099.5
Operating expenses:
Compensation and related expenses	292.2	232.1	544.9	458.7
Selling, general and administrative	114.3	96.6	223.0	192.5
Intangible amortization and impairments	28.1	28.6	55.9	55.3
Depreciation and other amortization	4.6	5.0	9.0	10.0
Other operating expenses	12.2	10.0	22.1	22.5
	451.4	372.3	854.9	739.0
Operating income	195.2	181.8	426.7	360.5
Income from equity method investments	60.1	65.2	113.2	133.2
Other non-operating (income) and expenses:
Investment and other income	(16.0)	(11.6)	(16.7)	(15.6)
Interest expense	22.5	21.9	44.7	44.0
Imputed interest expense and contingent payment arrangements	(13.2)	0.8	(40.4)	(1.1)
	(6.7)	11.1	(12.4)	27.3
Income before income taxes	262.0	235.9	552.3	466.4
Income taxes	72.1	53.2	141.7	109.7
Net income	189.9	182.7	410.6	356.7
Net income (non-controlling interests)	(61.2)	(75.3)	(153.9)	(144.7)
Net income (controlling interest)	$128.7	$107.4	$256.7	$212.0
Average shares outstanding (basic)	54.6	53.8	54.7	53.9
Average shares outstanding (diluted)	57.5	56.5	57.7	56.5
Earnings per share (basic)	$2.36	$2.00	$4.70	$3.93
Earnings per share (diluted)	$2.31	$1.97	$4.58	$3.89
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Net income	$189.9	$182.7	$410.6	$356.7
Other comprehensive income (loss):
Foreign currency translation adjustment	48.5	(53.9)	(11.6)	(55.9)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.7)	0.3	2.0	(0.8)
Change in net unrealized gain (loss) on investment securities, net of tax	47.9	(14.0)	56.6	(24.8)
Other comprehensive income (loss)	95.7	(67.6)	47.0	(81.5)
Comprehensive income	285.6	115.1	457.6	275.2
Comprehensive income (non-controlling interests)	(44.4)	(57.3)	(151.2)	(121.4)
Comprehensive income (controlling interest)	$241.2	$57.8	$306.4	$153.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2015	June 30, 2016
Assets
Cash and cash equivalents	$563.8	$360.4
Receivables	391.2	471.8
Investments in marketable securities	199.9	203.6
Other investments	149.3	142.5
Fixed assets, net	114.1	112.1
Goodwill	2,668.4	2,653.5
Acquired client relationships, net	1,686.4	1,584.4
Equity method investments in Affiliates	1,937.1	2,450.4
Other assets	59.2	56.0
Total assets	$7,769.4	$8,034.7
Liabilities and Equity
Payables and accrued liabilities	$729.4	$578.1
Senior bank debt	643.3	898.4
Senior notes	937.1	938.2
Convertible securities	299.0	300.3
Deferred income taxes	565.7	610.5
Other liabilities	213.3	179.7
Total liabilities	3,387.8	3,505.2
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	612.5	745.0
Equity:
Common stock	0.6	0.6
Additional paid-in capital	597.2	527.7
Accumulated other comprehensive loss	(18.1)	(76.3)
Retained earnings	2,679.3	2,891.3
	3,259.0	3,343.3
Less: Treasury stock, at cost	(421.9)	(424.6)
Total stockholders' equity	2,837.1	2,918.7
Non-controlling interests	932.0	865.8
Total equity	3,769.1	3,784.5
Total liabilities and equity	$7,769.4	$8,034.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2014	55.8	$0.6	$672.2	$31.8	$2,163.3	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	256.7	—	153.9	410.6
Other comprehensive income	—	—	—	44.3	—	—	2.7	47.0
Share-based compensation	—	—	17.0	—	—	—	—	17.0
Common stock issued under share-based incentive plans	—	—	(123.4)	—	—	172.7	—	49.3
Tax benefit from share-based incentive plans	—	—	42.3	—	—	—	—	42.3
Share repurchases	—	—	—	—	—	(278.7)	—	(278.7)
Investments in Affiliates	—	—	—	—	—	—	15.3	15.3
Affiliate equity activity:
Affiliate equity expense	—	—	4.1	—	—	—	43.3	47.4
Issuances	—	—	2.1	—	—	—	0.6	2.7
Repurchases	—	—	24.3	—	—	—	—	24.3
Changes in Redemption value of Redeemable non-controlling interests	—	—	(137.3)	—	—	—	—	(137.3)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(22.8)	(22.8)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	6.5	6.5
Distributions to non-controlling interests	—	—	—	—	—	—	(230.0)	(230.0)
June 30, 2015	55.8	$0.6	$501.3	$76.1	$2,420.0	$(346.9)	$985.7	$3,636.8

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2015	55.8	$0.6	$597.2	$(18.1)	$2,679.3	$(421.9)	$932.0	$3,769.1
Net income	—	—	—	—	212.0	—	144.7	356.7
Other comprehensive loss	—	—	—	(58.2)	—	—	(23.3)	(81.5)
Share-based compensation	—	—	20.0	—	—	—	—	20.0
Common stock issued under share-based incentive plans	—	—	(29.6)	—	—	30.7	—	1.1
Tax benefit from share-based incentive plans	—	—	0.4	—	—	—	—	0.4
Share repurchases	—	—	—	—	—	(33.4)	—	(33.4)
Issuance costs and other	—	—	(1.0)	—	—	—	—	(1.0)
Affiliate equity activity:
Affiliate equity expense	—	—	2.8	—	—	—	8.7	11.5
Issuances	—	—	(6.0)	—	—	—	11.5	5.5
Repurchases	—	—	12.6	—	—	—	0.5	13.1
Changes in Redemption value of Redeemable non-controlling interests	—	—	(68.7)	—	—	—	—	(68.7)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(20.3)	(20.3)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	1.0	1.0
Distributions to non-controlling interests	—	—	—	—	—	—	(189.0)	(189.0)
June 30, 2016	55.8	$0.6	$527.7	$(76.3)	$2,891.3	$(424.6)	$865.8	$3,784.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2015	2016
Cash flow from (used in) operating activities:
Net income	$410.6	$356.7
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	55.9	55.3
Depreciation and other amortization	9.0	10.0
Deferred income tax provision	59.7	50.4
Imputed interest expense and contingent payment arrangements	(40.4)	(1.1)
Income from equity method investments, net of amortization	(113.2)	(133.2)
Distributions received from equity method investments	222.7	205.1
Amortization of issuance costs	4.0	2.4
Share-based compensation and Affiliate equity expense	67.1	33.2
Other non-cash items	(6.6)	(3.9)
Changes in assets and liabilities:
Increase in receivables	(54.3)	(50.0)
Increase in other assets	(5.2)	(47.6)
Decrease in payables, accrued liabilities and other liabilities	(138.8)	(136.2)
Cash flow from operating activities	470.5	341.1
Cash flow from (used in) investing activities:
Investments in Affiliates	(32.0)	(551.4)
Purchase of fixed assets	(11.7)	(8.6)
Purchase of investment securities	(4.8)	(8.0)
Sale of investment securities	18.2	28.0
Cash flow used in investing activities	(30.3)	(540.0)
Cash flow from (used in) financing activities:
Borrowings of senior debt	523.3	585.0
Repayments of senior debt and convertible securities	(556.0)	(330.0)
Issuance of common stock	53.2	7.7
Repurchase of common stock	(314.8)	(33.4)
Note and contingent payments	9.4	3.0
Distributions to non-controlling interests	(230.0)	(189.0)
Affiliate equity issuances and repurchases	(25.1)	(71.7)
Excess tax benefit from share-based compensation	42.3	0.4
Other financing items	(3.3)	13.9
Cash flow from (used in) financing activities	(501.0)	(14.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.3)	(15.7)
Net decrease in cash and cash equivalents	(62.1)	(228.7)
Cash and cash equivalents at beginning of period	550.6	563.8
Cash assumed upon consolidation of Affiliate sponsored investment products	—	25.3
Cash and cash equivalents at end of period	$488.5	$360.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. The standard is effective for interim and fiscal periods beginning after December 15, 2018. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards and classification in the statement of cash flows. The standard is effective for interim and fiscal periods beginning after December 15, 2016. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which simplifies the equity method of accounting by eliminating the need to apply the equity method retroactively to an investment that subsequently qualifies for such accounting treatment. The standard

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

is effective for interim and fiscal periods beginning after December 15, 2016. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

3.	Principles of Consolidation
The Company assesses consolidation requirements pursuant to ASU 2015-02: Consolidation, which was adopted using the modified retrospective method and resulted in an effective date of adoption of January 1, 2016.

In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine if its investments are considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investing decisions of the investment or holds the majority voting interest. The Company consolidates VIEs when it has a controlling financial interest, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the VIE.

Investments in Affiliates
For the Company’s consolidated Affiliates, the portion of the Owners’ Allocation allocated to Affiliate management is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets include capital and undistributed Operating and Owners’ Allocation owned by Affiliate management of the Company’s consolidated Affiliates. The effect of any changes in the Company’s equity interests in its consolidated Affiliates resulting from the issuance or repurchase of an Affiliate’s equity by the Company or one of its Affiliates is included as a component of stockholders’ equity, net of the related income tax effect in the period of the change. The current redemption value of non-controlling interests has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets.

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

Affiliate Sponsored Investment Products

The Company’s consolidated Affiliates sponsor various investment products where they also act as the investment advisor, and in some cases these products are considered VIEs. These investment products are typically owned primarily by third-party investors; however, certain products are capitalized with seed capital investments from Affiliates.

Investors are generally entitled to substantially all of the economics of these VIEs, except for the management and performance fees earned by Affiliates or any gains or losses attributable to Affiliates’ investments in these products. As a result, Affiliates do not generally consolidate these VIEs unless the Affiliate’s interest in the product is considered substantial. When consolidating these VIEs, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets with corresponding changes in the investments’ fair values reflected in Other operating expenses in the Consolidated Statements of Income. Purchases and sales of securities are presented within Decrease in payables, accrued liabilities and other liabilities and Increase in other assets, respectively, in the Consolidated Statements of Cash Flows. When Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated.

4.	Investments in Marketable Securities

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Investments in marketable securities at December 31, 2015 and June 30, 2016 were $199.9 million and $203.6 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading:

	Available-for-Sale		Trading
	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016
Cost	$104.7	$73.1	$19.8	$96.8
Unrealized Gains	77.6	36.0	1.9	5.2
Unrealized Losses	(1.8)	(1.5)	(2.3)	(6.0)
Fair Value	$180.5	$107.6	$19.4	$96.0
In the six months ended June 30, 2015, the Company realized gains on investments classified as available-for-sale of $7.9 million, all of which occurred in the three months ended June 30, 2015. In the three and six months ended June 30, 2016, the Company realized gains on investments classified as available-for-sale of $7.5 million and $9.2 million, respectively. These gains were recorded in Investment and other income. There were no significant realized gains or losses on investments classified as trading in the three and six months ended June 30, 2015 and 2016.

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
The net assets and liabilities of unconsolidated VIEs and the Company’s maximum risk of loss were as follows:

	December 31, 2015		June 30, 2016
Category of Investment	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$6,688.9	$1.4	$1,550.0	$1.1

In addition, several of the Company’s Affiliates accounted for under the equity method are considered VIEs.  The unconsolidated assets, net of liabilities and non-controlling interests, of these Affiliates were approximately $1.2 billion and $1.3 billion as of December 31, 2015 and June 30, 2016, respectively.  The Company’s carrying value and maximum exposure to loss for these Affiliates was approximately $1.9 billion and $2.4 billion as of December 31, 2015 and June 30, 2016, respectively.

6.	Debt
Senior Bank Debt
The Company has a senior unsecured multicurrency revolving credit facility (the “revolver”) and a senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”).  In June 2016, the Company amended the revolver to increase commitments from $1.3 billion to $1.45 billion, and amended the term loan to increase borrowings from $350.0 million to $385.0 million. Subject to certain conditions, the Company may further increase the commitments under the revolver by up to $350.0 million and borrow up to an additional $65.0 million under the term loan.  The credit facilities both mature on September 30, 2020.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default.

7.	Forward Equity and Equity Distribution Program
In June 2016, the Company entered into an agreement to sell approximately 2.9 million shares of the Company’s common stock at a price of $167.25 per share (a “forward equity agreement”). The Company has the option to cash or net share settle all or a portion of the agreement in one or more transactions over the next twelve months.  As of June 30, 2016, no portion of this forward equity agreement had been settled.
Separately, the Company entered into equity distribution and forward equity agreements with several major securities firms under which the Company, from time to time, may issue and sell shares (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million. These agreements replaced the Company’s previous forward equity program. As of June 30, 2016, no sales have occurred under these agreements.

8.	Commitments and Contingencies
From time to time, the Company and its Affiliates may be subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Any such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals, as necessary, for matters for which the outcome is probable and the amount of the liability can be reasonably estimated. The Company and its consolidated Affiliates have no significant accruals as of June 30, 2016.
Third Avenue Management LLC (“Third Avenue”), one of the Company’s consolidated Affiliates, has been named as a defendant in various legal actions relating to the liquidation and closure of the Third Avenue Focused Credit Fund. The Company has been named as a co-defendant in one of these actions, as a purported control person. Third Avenue and the Company believe that the claims in these actions are without merit and intend to defend against them vigorously.
The Company and certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of June 30, 2016, these unfunded commitments were $87.5 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $15.3 million of these commitments if they are called.
As of June 30, 2016, the Company was contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $84.9 million associated with its consolidated Affiliates and $316.5 million associated with its equity method Affiliates. As of June 30, 2016, the Company expects to make payments of $10.3 million (none in 2016) of the $84.9 million related to consolidated Affiliates and no payments in 2016 related to its equity method Affiliates.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time (see Note 14). In addition, in connection with an investment in an Affiliate accounted for under the equity method, the Company entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to sell a portion of its ownership interest in the Affiliate to the Company annually beginning in 2018. The purchase price of these conditional purchases will be at fair market value on the date of the transaction.

9.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$65.9	$65.9	$—	$—
Investments in marketable securities(1)
Trading securities	19.4	19.4	—	—
Available-for-sale securities	180.5	180.5	—	—
Other investments(2)	23.3	20.7	2.6	—
Financial Liabilities
Contingent payment arrangements(3)	$10.2	$—	$—	$10.2
Affiliate equity obligations(3)(4)	62.3	—	—	62.3

		Fair Value Measurements
	June 30, 2016
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$27.3	$27.3	$—	$—
Investments in marketable securities(1)
Trading securities	96.0	96.0	—	—
Available-for-sale securities	107.6	107.6	—	—
Other investments(2)	6.4	4.0	2.4	—
Financial Liabilities
Contingent payment arrangements(3)	$8.0	$—	$—	$8.0
Affiliate equity obligations(3)(4)	27.0	—	—	27.0
Foreign currency forward contracts(3)	0.8	—	0.8	—
__________________________

(1)	Principally investments in equity securities.

(2)
The Company adopted ASU 2015-07 and no longer includes $126.0 million and $136.1 million as of December 31, 2015 and June 30, 2016, respectively, of investments in certain entities for which fair value was measured using net asset value (“NAV”) as a practical expedient.

(3)	Amounts are presented within Other liabilities.

(4)
The Company adopted ASU 2015-07 and no longer includes $75.0 million and $73.2 million as of December 31, 2015 and June 30, 2016, respectively, of liabilities for which fair value was measured using NAV as a practical expedient. These liabilities were previously included in Obligations to related parties and upon removal, the remaining liabilities were re-labeled Affiliate equity obligations.

The following are descriptions of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds, which are classified as Level 1.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between Level 1 and Level 2 in the three months ended June 30, 2015 and 2016.
Level 3 Financial Assets and Liabilities
The following tables present the changes in Level 3 liabilities:

	For the Three Months Ended June 30,
	2015			2016
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$31.5		$16.8	$7.8		$35.6
Net (gains) losses	(13.8)	(1)	—	0.2	(1)	—
Purchases and issuances	6.5		49.6	—		9.7
Settlements and reductions	(17.5)		(8.1)	—		(18.3)
Balance, end of period	$6.7		$58.3	$8.0		$27.0

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$(13.8)	(1)	$—	$0.2	(1)	$—

				2016
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$59.3		$21.5	$10.2		$62.3
Net gains/losses	(41.6)	(1)	—	(2.2)	(1)	—
Purchases and issuances	6.5		65.0	—		39.8
Settlements and reductions	(17.5)		(28.2)	—		(75.1)
Balance, end of period	$6.7		$58.3	$8.0		$27.0

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$(41.6)	(1)	$—	(2.2)	(1)	$—
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Accretion and changes to the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s Level 3 financial liabilities:

	Quantitative Information About Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2015	Range at December 31, 2015	Fair Value at June 30, 2016	Range at June 30, 2016
Contingent payment arrangements	Discounted cash flow	Growth rates	$10.2	3% - 8%	$8.0	6% - 8%
		Discount rates		15%		15%
Affiliate equity obligations	Discounted cash flow	Growth rates	62.3	1% - 9%	27.0	4% - 12%
		Discount rates		14% - 15%		12% - 16%
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

	December 31, 2015		June 30, 2016
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$126.0	$76.8	$136.1	$87.5
Other funds(2)	72.3	—	33.5	—
	$198.3	$76.8	$169.6	$87.5
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

	December 31, 2015		June 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$944.6	$966.3	$944.9	$982.4	Level 2
Convertible securities	305.2	483.6	306.3	470.7	Level 2

10.	Intangible Assets
Consolidated Affiliates

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the change in Goodwill and components of Acquired client relationships, net for the Company’s consolidated Affiliates:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2015	$1,141.3	$1,119.5	$407.6	$2,668.4
Foreign currency translation	2.1	(21.4)	4.4	(14.9)
Balance, as of June 30, 2016	$1,143.4	$1,098.1	$412.0	$2,653.5

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2015	$1,301.8	$(680.4)	$621.4	$1,065.0	$1,686.4
Intangible amortization and impairments	—	(53.4)	(53.4)	(1.9)	(55.3)
Foreign currency translation	(7.0)	—	(7.0)	(39.7)	(46.7)
Balance, as of June 30, 2016	$1,294.8	$(733.8)	$561.0	$1,023.4	$1,584.4
Definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2016, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expense for these relationships of $28.1 million and $55.9 million for the three and six months ended June 30, 2015, respectively, as compared to $26.7 million and $53.4 million for the three and six months ended June 30, 2016, respectively. Based on relationships existing as of June 30, 2016, the Company estimates that its consolidated annual amortization expense will be approximately $110 million for each of the next five years.
As of June 30, 2016, the fair values of the indefinite-lived intangible assets at two of the Company’s Affiliates, both managers of global equity funds, have recently experienced declines, and further declines in the fair values of these assets could result in future impairments.
Equity Method Investments in Affiliates
The Company completed minority investments in Systematica Investments L.P. and Baring Private Equity Asia (“Baring”) on January 4, 2016 for $551.4 million in the aggregate. The Company’s purchase price allocations were measured using financial models that include assumptions of expected market performance, net client flows and discount rates. The consideration paid to Baring will be deductible for U.S. tax purposes over a 15-year life.
The intangible assets at the Company’s equity method Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of June 30, 2016, the definite-lived relationships were being amortized over a weighted average life of approximately twelve years. The Company recognized amortization expense for these relationships of $8.7 million and $17.5 million for the three and six months ended June 30, 2015, respectively, as compared to $14.8 million and $29.0 million for the three and six months ended June 30, 2016, respectively. Based on relationships existing as of June 30, 2016, the Company estimates the annual amortization expense will be approximately $60 million for each of the next five years.

11.	Related Party Transactions
A prior owner of one of the Company’s Affiliates retained an interest in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interest is presented in the Company’s Consolidated Balance Sheets as either a liability in Other liabilities or as Non-controlling interests, depending on the structure of the prior owner’s investments in the partnerships. The total liability was $75.0 million and $73.2 million at December 31, 2015 and June 30, 2016, respectively. The total non-controlling interest was $5.1 million and $4.0 million at December 31, 2015 and June 30, 2016, respectively.
In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.
The Company had liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The total payable was $10.2 million and $8.0 million as of December 31, 2015 and June 30, 2016, respectively, and was included in Other liabilities. For the three months ended June 30, 2015, the Company made payments of $17.5 million

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

associated with these liabilities. In 2016, no such payments have been made. For the three and six months ended June 30, 2015, the Company adjusted its estimate of its contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $15.0 million and $44.7 million, respectively. For the six months ended June 30, 2016, the Company adjusted its estimates of its contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $2.8 million, all of which occurred in the three months ended March 31, 2016. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.
See Notes 13 and 14 for information on transactions in Affiliate equity.

12.	Share-Based Compensation
The following is a summary of share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Share-based compensation	$9.1	$10.8	$17.0	$20.0
Tax benefit	3.5	4.2	6.6	7.7
The Company has $70.6 million and $94.1 million of unrecognized share-based compensation as of December 31, 2015 and June 30, 2016, respectively, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding - December 31, 2015	1.4	$96.18
Options granted	0.4	122.40
Options exercised	(0.1)	77.77
Unexercised options outstanding - June 30, 2016	1.7	103.78	2.9
Exercisable at June 30, 2016	1.2	95.93	1.7

For the six months ended June 30, 2015 and 2016, the Company granted stock options with fair values of $0.5 million and $16.0 million, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The fair value of options granted was estimated using the Black-Scholes option pricing model. For the six months ended June 30, 2015 and 2016, the weighted average fair value of options granted was $54.13 and $38.90, per option, respectively, based on the weighted-average grant date assumptions stated below.

	For the Six Months Ended June 30,
	2015	2016
Dividend yield	—%	—%
Expected volatility(1)	27.9%	30.6%
Risk-free interest rate(2)	1.3%	1.6%
Expected life of options (in years)(3)	5.0	5.7
Forfeiture rate	—%	—%
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Expected volatility is based on historical and implied volatility.

(2)	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of the grant.

(3)	Expected life of options (in years) is based on the Company’s historical data and expected exercise behavior.
Restricted Stock
The following table summarizes the transactions of the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2015	0.6	$192.04
Units granted	0.2	122.43
Units vested	(0.1)	176.59
Units forfeited	(0.1)	180.30
Unvested units - June 30, 2016	0.6	169.40

For the six months ended June 30, 2015 and 2016, the Company granted awards with fair values of $48.6 million and $27.7 million, respectively. These awards were valued based on the closing price of the Company’s common stock on the date of grant and contain vesting conditions requiring service over a period of four years. In certain circumstances, awards also require certain performance conditions to be satisfied, and the Company may elect to settle the awards in shares of the Company’s common stock or cash.

13.	Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with a ratable portion of ownership in one of the Company’s Affiliates. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five and fifteen years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). The current redemption value of the Company’s Affiliate equity interests is presented as Redeemable non-controlling interests on the Consolidated Balance Sheets. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2015	$612.5
Increase attributable to consolidated products	81.4
Repurchases of redeemable Affiliate equity	(37.9)
Transfers from Non-controlling interests	20.3
Changes in redemption value	68.7
Balance, as of June 30, 2016	$745.0

14.	Affiliate Equity
The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the six months ended June 30, 2015 and 2016, distributions paid to Affiliate equity holders were $230.0 million and $189.0 million, respectively.

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
The following is a summary of Affiliate equity expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Controlling interest	$2.8	$2.4	$6.7	$4.5
Tax benefit	(1.1)	(0.9)	(2.6)	(1.7)
Controlling interest, net	1.7	1.5	4.1	2.8
Non-controlling interests	37.9	4.8	43.3	8.7
Total	$39.6	$6.3	$47.4	$11.5
The following is a summary of unrecognized Affiliate equity expense:

Period	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2015	$22.4	3 years	$51.9	5 years
June 30, 2016	30.5	4 years	72.7	6 years
The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from Affiliate equity holders. For the six months end June 30, 2015 and 2016, the amount of cash paid for repurchases was $31.1 million and $75.3 million, respectively. For the six months ended June 30, 2015 and 2016, the total amount of cash received for issuances was $6.0 million and $3.6 million, respectively.

The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $22.6 million and $16.9 million at December 31, 2015 and June 30, 2016, respectively, and was included in Other assets. The total payable was $62.3 million and $27.0 million as of December 31, 2015 and June 30, 2016, respectively, and was included in Other liabilities.

Effects of Changes in the Company’s Ownership in Affiliates

The Company periodically acquires interests from, and transfers interests to, Affiliate equity holders. Because these transactions do not result in a change of control, any gain or loss related to these transactions is recorded to Additional paid-in capital, which increases or decreases the controlling interest’s equity. No gain or loss related to these transactions is recognized in the Company’s Consolidated Statements of Income or Comprehensive Income.

While the Company presents the current redemption value of Affiliate equity within Redeemable Non-Controlling Interests with changes in the current redemption value increasing or decreasing the controlling interest’s equity over time, the following table discloses the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that settled during the periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Net income (controlling interest)	$128.7	$107.4	$256.7	$212.0
Increase in controlling interest paid-in capital from purchases and sales of Affiliate equity issuances	0.5	(2.5)	1.0	(3.4)
Decrease in controlling interest paid-in capital related to Affiliate equity repurchases	(29.1)	(3.8)	(32.6)	(21.3)
Net income attributable to controlling interest and transfers (to) or from Non-controlling interests	$100.1	$101.1	$225.1	$187.3

15.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Controlling interest:
Current tax	$43.4	$28.1	$75.4	$55.1
Intangible-related deferred taxes	20.7	21.3	41.1	43.4
Other deferred taxes	5.1	1.8	18.9	7.3
Total controlling interest	69.2	51.2	135.4	105.8
Non-controlling interests:
Current tax	$3.1	$2.2	$6.6	$4.2
Deferred taxes	(0.2)	(0.2)	(0.3)	(0.3)
Total non-controlling interests	2.9	2.0	6.3	3.9
Provision for income taxes	$72.1	$53.2	$141.7	$109.7
Income before income taxes (controlling interest)	$197.9	$158.7	$392.1	$317.8
Effective tax rate attributable to controlling interest(1)	35.0%	32.3%	34.5%	33.3%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
The Effective tax rate attributable to the controlling interest was 35.0% and 34.5% for the three and six months ended June 30, 2015, respectively, as compared to 32.3% and 33.3% for the three and six months ended June 30, 2016, respectively. The decrease resulted primarily from a decrease in Income before income taxes attributable to the controlling interest as well as the effect of foreign operations.
Income tax expense for the three months ended June 30, 2015 and 2016 each included the benefit of indefinite deferrals of foreign earnings of $6.3 million. Income tax expense for the six months ended June 30, 2015 and 2016 each included the benefit of indefinite deferrals of foreign earnings of $12.5 million.
As of December 31, 2015 and June 30, 2016, the Company carried a liability for uncertain tax positions of $26.9 million and $26.6 million, respectively. Included in these amounts was $1.8 million and $1.6 million as of December 31, 2015 and June 30, 2016, respectively, for interest and related charges. At December 31, 2015 and June 30, 2016, this liability also included $25.3 million and $25.4 million, respectively, for tax positions that, if recognized, would affect the Company’s effective tax rate.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Numerator
Net income (controlling interest)	$128.7	$107.4	$256.7	$212.0
Convertible securities interest expense, net	3.8	3.9	7.6	7.7
Net income (controlling interest), as adjusted	$132.5	$111.3	$264.3	$219.7
Denominator
Average shares outstanding (basic)	54.6	53.8	54.7	53.9
Effect of dilutive instruments:
Stock options and restricted stock	0.7	0.5	0.8	0.4
Junior convertible securities	2.2	2.2	2.2	2.2
Average shares outstanding (diluted)	57.5	56.5	57.7	56.5
For the three months ended March 31, 2016, the Company repurchased 0.2 million shares of common stock, at an average share price of $161.16, under a share repurchase program approved by the Company’s Board of Directors.
Average shares outstanding (diluted) in the table above exclude the anti-dilutive effect of the following items:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Stock options and restricted stock units	0.1	0.2	0.1	0.3
Shares subject to forward sale agreement	—	2.9	—	2.9

17.	Comprehensive Income
The following tables show the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended June 30,
	2015			2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$48.5	$—	$48.5	$(53.9)	$—	$(53.9)
Change in net realized and unrealized gain (loss) on derivative securities	(0.6)	(0.1)	(0.7)	0.3	(0.0)	0.3
Change in net unrealized gain (loss) on investment securities	76.5	(28.6)	47.9	(23.0)	9.0	(14.0)
Other comprehensive income (loss)	$124.4	$(28.7)	$95.7	$(76.6)	$9.0	$(67.6)

	For the Six Months Ended June 30,
	2015			2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(11.6)	$—	$(11.6)	$(55.9)	$—	$(55.9)
Change in net realized and unrealized gain (loss) on derivative securities	2.2	(0.2)	2.0	(0.8)	(0.0)	(0.8)
Change in net unrealized gain (loss) on investment securities	90.7	(34.1)	56.6	(40.4)	15.6	(24.8)
Other comprehensive income (loss)	$81.3	$(34.3)	$47.0	$(97.1)	$15.6	$(81.5)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of accumulated other comprehensive income (loss), net of taxes, attributable to the controlling interest and non-controlling interests are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities (1)	Total
Balance, as of December 31, 2015	$(98.6)	$0.3	$45.0	$(53.3)
Other comprehensive loss before reclassifications	(55.9)	(0.4)	(34.4)	(90.7)
Amounts reclassified	—	(0.4)	9.6	9.2
Net other comprehensive loss	(55.9)	(0.8)	(24.8)	(81.5)
Balance, as of June 30, 2016	$(154.5)	$(0.5)	$20.2	$(134.8)
__________________________

(1)	See Note 4 for amounts reclassified from Other comprehensive income.

18.	Segment Information
Management has determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following tables summarize the Company’s financial results for each of its business segments:

	For the Three Months Ended June 30,
	2015		2016
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$255.4	$59.6	$220.1	$51.1
Mutual Fund	323.0	56.1	264.9	44.8
High Net Worth	68.2	13.0	69.1	11.5
Total	$646.6	$128.7	$554.1	$107.4

	For the Six Months Ended June 30,
	2015		2016
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$508.3	$108.3	$447.4	$111.0
Mutual Fund	641.3	123.8	515.2	78.1
High Net Worth	132.0	24.6	136.9	22.9
Total	$1,281.6	$256.7	$1,099.5	$212.0

	Total Assets
	December 31, 2015	June 30, 2016
Institutional	$3,717.1	$3,676.1
Mutual Fund	3,070.5	3,362.8
High Net Worth	981.8	995.8
Total	$7,769.4	$8,034.7

19.	Subsequent Events

On July 1, 2016, the Company completed minority investments in Capula Investment Management LLP, Mount Lucas Management LP and CapeView Capital LLP for approximately $310 million in the aggregate. The Company’s previously announced acquisitions of minority investments in Winton Capital Group Ltd. and Partner Fund Management, L.P. are expected to close by December 31, 2016.

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
These factors (among others) could affect our financial performance and cause actual results to differ materially from historical earnings and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of June 30, 2016, our aggregate assets under management were $647.6 billion (approximately $700 billion pro forma for pending investments and investments that have since closed), in more than 500 investment products across a broad range of active return-oriented strategies and distribution channels.
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
On July 1, 2016, we completed minority investments in Capula Investment Management LLP, Mount Lucas Management LP and CapeView Capital LLP, all of which are accounted for under the equity method of accounting. Following the close of these transactions, Affiliate management continues to hold a significant portion of the equity in their respective businesses and direct their day-to-day operations. Our previously announced acquisitions of minority investments in Winton Capital Group Ltd. and Partner Fund Management, L.P. are expected to close by year-end 2016.
For the three and six months ended June 30, 2016, Net income (controlling interest) was $107.4 million and $212.0 million, respectively, compared to $128.7 million and $256.7 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, Earnings per share (diluted) was $1.97 and $3.89, respectively, compared to $2.31 and $4.58 for the three and six months ended June 30, 2015, respectively.

For the three and six months ended June 30, 2016, EBITDA (controlling interest) was $220.3 million and $436.1 million, respectively, Economic net income (controlling interest) was $166.5 million and $326.4 million, respectively, and Economic earnings per share was $3.06 and $6.01, respectively. For the three and six months ended June 30, 2015, EBITDA (controlling interest) was $239.2 million and $460.1 million, respectively. Economic net income (controlling interest) was $171.4 million and $333.5 million, respectively, and Economic earnings per share was $3.08 and $5.99, respectively. EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”
For the twelve months ended June 30, 2016, our assets under management increased 1% to $647.6 billion. The increase was primarily the result of $32.6 billion from investments in new Affiliates, partially offset by a $10.1 billion decrease from changes in markets, a $9.9 billion decrease from changes in foreign exchange rates and a $6.6 billion decrease from net client cash flows.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in millions, except as noted and per share data)	2015	2016	% Change	2015	2016	% Change
Assets under management (at period end, in billions)	$642.7	$647.6	1%	$642.7	$647.6	1%
Average assets under management (in billions)	646.9	646.3	(0)%	635.2	636.4	0%
Revenue	646.6	554.1	(14)%	1,281.6	1,099.5	(14)%
Income from equity method investments	60.1	65.2	8%	113.2	133.2	18%
Net income (controlling interest)	128.7	107.4	(17)%	256.7	212.0	(17)%
Earnings per share (diluted)	2.31	1.97	(15)%	4.58	3.89	(15)%

EBITDA (controlling interest)(1)	239.2	220.3	(8)%	460.1	436.1	(5)%
Economic net income (controlling interest)(1)	171.4	166.5	(3)%	333.5	326.4	(2)%
Economic earnings per share(1)	3.08	3.06	(1)%	5.99	6.01	0%
___________________________

(1)
EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”

We continue to see positive net client cash flows in alternative strategies, as we believe investors are seeking returns that are less correlated to traditional equity and fixed income markets.  We expect client demand for alternative strategies to continue, and believe we are well-positioned to benefit from this trend. Most of our alternative strategies are at our equity method Affiliates.

We believe many boutique investment management firms will continue to seek a permanent partner with global scale and a long track record of success.  We are well positioned to execute upon investment opportunities in leading traditional and alternative firms around the world, and believe that the transaction environment remains favorable.
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
The following table provides a reconciliation of Net income (controlling interest) to EBITDA (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2016	2015	2016
Net income (controlling interest)	$128.7	$107.4	$256.7	$212.0
Interest expense	22.5	21.9	44.7	44.0
Imputed interest expense and contingent payment arrangements(1)	(13.2)	0.8	(40.4)	(1.1)
Income taxes	69.2	51.2	135.4	105.8
Depreciation and other amortization	2.0	2.0	3.9	4.0
Intangible amortization and impairments(2)	30.0	37.0	59.8	71.4
EBITDA (controlling interest)	$239.2	$220.3	$460.1	$436.1
___________________________

(1)
For the three and six months ended June 30, 2015, we adjusted our estimates of contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $15.0 million and $44.7 million, respectively. For the six months ended June 30, 2016, we adjusted our estimates of contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $2.8 million, all of which occurred in the three months ended March 31, 2016.

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

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2015	2016	2015	2016
Reported Intangible amortization and impairments	$28.1	$28.6	$55.9	$55.3
Intangible amortization (non-controlling interests)	(6.8)	(6.4)	(13.6)	(12.9)
Equity method intangible amortization	8.7	14.8	17.5	29.0
Total	$30.0	$37.0	$59.8	$71.4
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
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of pre-tax intangible amortization and impairments (including the portion attributable to equity investments in Affiliates), deferred taxes related to intangible assets, and other economic items, which include non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back intangible amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expenses and reductions or increases in contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2015	2016	2015	2016
Net income (controlling interest)	$128.7	$107.4	$256.7	$212.0
Intangible amortization and impairments(1)	30.0	37.0	59.8	71.4
Intangible-related deferred taxes	20.7	21.3	41.1	43.4
Other economic items(2)(3)	(8.0)	0.8	(24.1)	(0.4)
Economic net income (controlling interest)	$171.4	$166.5	$333.5	$326.4
Average shares outstanding (diluted)	57.5	56.5	57.7	56.5
Assumed issuance of junior convertible securities shares	(2.2)	(2.2)	(2.2)	(2.2)
Dilutive impact of junior convertible securities shares	0.3	—	0.2	—
Average shares outstanding (adjusted diluted)	55.6	54.3	55.7	54.3
Economic earnings per share	$3.08	$3.06	$5.99	$6.01
____________________________

(1)	See note (2) to the table in “EBITDA (controlling interest).”

(2)
For the three months ended June 30, 2015 and 2016, Other economic items were net of income taxes of $4.9 million and $0.4 million, respectively. For the six months ended June 30, 2015 and 2016, Other economic items were net of income taxes of $14.7 million and $0.2 million, respectively.

(3)
For the three and six months ended June 30, 2015, we adjusted our estimates of contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $15.0 million and $44.7 million, respectively. For the six months ended June 30, 2016, we adjusted our estimates of contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $2.8 million, all of which occurred in the three months ended March 31, 2016. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

Assets under Management
The following tables present changes in our reported assets under management by distribution channel:
Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
March 31, 2016	$369.5	$181.7	$90.8	$642.0
Client cash inflows and commitments	8.8	13.3	4.5	26.6
Client cash outflows and realizations	(11.7)	(11.5)	(2.8)	(26.0)
Net client cash flows	(2.9)	1.8	1.7	0.6
Market changes	3.7	3.8	0.9	8.4
Foreign exchange(1)	(0.6)	(2.8)	0.1	(3.3)
Other	(0.1)	—	—	(0.1)
June 30, 2016	$369.6	$184.5	$93.5	$647.6

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2015	$347.5	$175.8	$88.0	$611.3
Client cash inflows and commitments	19.2	30.1	9.2	58.5
Client cash outflows and realizations	(21.8)	(24.9)	(6.1)	(52.8)
Net client cash flows	(2.6)	5.2	3.1	5.7
New Investments	16.0	0.3	0.9	17.2
Market changes	7.9	6.6	1.0	15.5
Foreign exchange	0.9	(3.4)	0.6	(1.9)
Other	(0.1)	—	(0.1)	(0.2)
June 30, 2016	$369.6	$184.5	$93.5	$647.6

____________________________

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated assets under management into U.S. dollars for reporting purposes.
The following table presents changes in our average assets under management, Net income (controlling interest) and EBITDA (controlling interest) by distribution channel:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$366.2	$370.7	1%	$360.5	$366.8	2%
Mutual Fund	195.7	183.8	(6)%	193.2	178.3	(8)%
High Net Worth	85.0	91.8	8%	81.5	91.3	12%
Total	$646.9	$646.3	(0)%	$635.2	$636.4	0%
Net income (controlling interest)
Institutional	$59.6	$51.1	(14)%	$108.3	$111.0	2%
Mutual Fund	56.1	44.8	(20)%	123.8	78.1	(37)%
High Net Worth	13.0	11.5	(12)%	24.6	22.9	(7)%
Total	$128.7	$107.4	(17)%	$256.7	$212.0	(17)%
EBITDA (controlling interest)(1)
Institutional	$122.0	$114.3	(6)%	$230.8	$231.6	0%
Mutual Fund	92.4	81.5	(12)%	182.5	157.0	(14)%
High Net Worth	24.8	24.5	(1)%	46.8	47.5	1%
Total	$239.2	$220.3	(8)%	$460.1	$436.1	(5)%
____________________________

(1)	EBITDA (controlling interest) is a non-GAAP performance measure and is discussed in “Supplemental Performance Measures.”
Results of Operations
The contractual structures of our investments vary from Affiliate to Affiliate, reflecting our tailored partnership approach. When we own a majority of the equity interests of an Affiliate, we consolidate the Affiliate’s financial results in our revenue, operating expenses and other non-operating income and expenses, and primarily use structured partnership interests in which we share in the Affiliate’s revenue without regard to expenses. When we own a minority interest, we use the equity method of accounting and our share of the Affiliate’s financial results is reported (net of intangible amortization) in Income from equity method investments. For these equity method Affiliates, we either share in the Affiliate’s revenue without regard to expenses or share in the Affiliate’s revenue less certain agreed-upon expenses. Additional investments in existing or new Affiliates will generally impact our financial results in the year of investment and, depending upon the timing, in the following year when the full-year financial results of the Affiliate investment are reflected in our financial statements.
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
Our revenue is generally determined by the level of our average assets under management and the composition of our assets across our distribution channels and active return-oriented strategies within our distribution channels, which realize different fee rates. Our ratio of asset-based fees to average assets under management (“ratio of average fee rates”) is calculated as asset-based fees divided by average assets under management and may change as a result of new investments, client cash flows, market changes, foreign exchange rate changes, or changes in contractual fees. Therefore, changes in this ratio should not necessarily be viewed as an indicator of changes in contractual fee rates billed by our Affiliates to their clients.
Average assets under management reflect the particular billing patterns of products and client accounts. Therefore, we believe average assets under management more closely correlates to the billing cycle of each distribution channel and, as such, provides a more meaningful relationship to revenue. In the Mutual Fund distribution channel, average assets under management generally represent an average of the daily net assets under management. For the Institutional and High Net Worth distribution channels, an account that bills in advance is included in the calculation of average assets under management on the basis of beginning of period assets under management, while an account that bills in arrears is reflected on the basis of end of period assets under management. Assets under management attributable to investments in new Affiliates are generally included on a weighted average basis for the period from the closing date of the respective new investment.
The following tables summarize our consolidated Affiliates’ average assets under management and revenue in total and by distribution channel. These amounts do not include average assets under management at equity method Affiliates, which are summarized separately in “Income from equity method investments”:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$414.6	$373.5	(10)%	$409.9	$368.7	(10)%
Revenue (in millions)	$646.6	$554.1	(14)%	$1,281.6	$1,099.5	(14)%

Our revenue decreased $92.5 million or 14% in the three months ended June 30, 2016. This decrease was due primarily to a 12% decline in average assets under management at existing Affiliates, which reduced asset-based fees $72.4 million or 11%, and a decline in our ratio of average fee rates at existing Affiliates, which reduced asset-based fees $26.8 million. These decreases were partially offset by increases in revenue from our 2015 investments in new Affiliates of $4.2 million and performance and other fees at existing Affiliates of $2.5 million, or in the aggregate 1%. The decline in average assets under management at existing Affiliates was primarily the result of decreases in market changes and foreign exchange as well as net client cash outflows. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management across our distribution channels, primarily from decreases in assets under management in the Mutual Fund and Institutional distribution channels, which realize comparatively higher fee rates, partially offset by increases in assets under management in the High Net Worth distribution channel, which realize comparatively lower fee rates.

Our revenue decreased $182.1 million or 14% in the six months ended June 30, 2016. This decrease was due primarily to a 13% decline in average assets under management at existing Affiliates, which reduced asset-based fees $156.7 million or 12%, and a decline in our ratio of average fee rates at existing Affiliates, which reduced asset-based fees $41.7 million or 3%. These decreases were partially offset by increases in revenue from our 2015 investments in new Affiliates of $11.9 million and performance and other fees at existing Affiliates of $4.4 million, or in aggregate 1%. The decline in average assets under management and our ratio of average fee rates was due to the previously discussed changes for the three months ended June 30, 2016.
The following discusses the changes in our revenue by distribution channel.

Institutional Distribution Channel

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$195.8	$174.6	(11)%	$194.6	$172.4	(11)%
Revenue (in millions)	$255.4	$220.1	(14)%	$508.3	$447.4	(12)%

Our revenue in the Institutional distribution channel decreased $35.3 million or 14% in the three months ended June 30, 2016. This decrease was due primarily to a 12% decrease in average assets under management at existing Affiliates, which reduced asset-based fees $28.8 million or 11%, and a decline in our ratio of average fee rates at existing Affiliates, which reduced asset-based fees $5.9 million or 2%. The decrease was also the result of a decrease in performance and other fees at existing Affiliates of $1.6 million or 1%. These decreases were partially offset by an increase in fees from our 2015 investments in new Affiliates of $1.0 million. The decline in average assets under management at existing Affiliates was primarily the result of decreases in market changes and foreign exchange as well as net client cash outflows. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates.

Our revenue in the Institutional distribution channel decreased $60.9 million or 12% in the six months ended June 30, 2016. This decrease was due primarily to a 12% decrease in average assets under management at existing Affiliates, which reduced asset-based fees $61.2 million or 12%, and a decline in our ratio of average fee rates at existing Affiliates, which reduced asset-based fees $4.6 million or 1%. These decreases were partially offset by an increase in performance and other fees at existing Affiliates of $2.9 million and an increase in fees from our 2015 investments in new Affiliates of $2.0 million or in the aggregate 1%. The decline in average assets under management and our ratio of average fee rates was due to the previously discussed changes for the three months ended June 30, 2016.
Mutual Fund Distribution Channel

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$150.8	$124.5	(17)%	$150.5	$122.3	(19)%
Revenue (in millions)	$323.0	$264.9	(18)%	$641.3	$515.2	(20)%

Our revenue in the Mutual Fund distribution channel decreased $58.1 million or 18% in the three months ended June 30, 2016. This decrease was due primarily to a 17% decrease in average assets under management, which reduced asset-based fees $54.6 million or 17% and a decline in our ratio of average fee rates, which reduced asset-based fees $7.3 million or 2%. These decreases were partially offset by an increase in performance and other fees of $3.8 million or 1%. The decline in average assets under management at existing Affiliates was primarily the result of decreases in market changes and foreign exchange as well as net client cash outflows. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates.

Our revenue in the Mutual Fund distribution channel decreased $126.1 million or 20% in the six months ended June 30, 2016. This decrease was due primarily to a 19% decrease in average assets under management, which reduced asset-based fees $116.3 million or 18% and a decline in our ratio of average fee rates, which reduced asset-based fees $11.1 million or 2%. These decreases were partially offset by an increase in performance and other fees of $1.3 million. The decline in average assets under management and our ratio of average fee rates was due to the previously discussed changes for the three months ended June 30, 2016.

High Net Worth Distribution Channel

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$68.0	$74.4	9%	$64.8	$74.0	14%
Revenue (in millions)	$68.2	$69.1	1%	$132.0	$136.9	4%

Our revenue in the High Net Worth distribution channel increased $0.9 million or 1% in the three months ended June 30, 2016. This increase was primarily the result of an increase in fees from our 2015 investments in new Affiliates of $3.3 million or 5%. The increase was also the result of a 2% increase in average assets under management at existing Affiliates, which increased asset-based fees $1.1 million or 2% and an increase in performance and other fees at existing Affiliates of $0.4 million or 1%. These increases were partially offset by a decrease in asset-based fees of $3.9 million or 6% due to a decrease in our ratio of average fee rates at existing Affiliates. The decline in our ratio of average fee rates was due to our 2015 investments in new Affiliates, which have comparatively lower fee rates than existing Affiliates.

Our revenue in the High Net Worth distribution channel increased $4.9 million or 4% in the six months ended June 30, 2016. This increase was primarily the result of an increase in fees from our 2015 investments in new Affiliates of $9.9 million or 8%. The increase was also the result of a 1% increase in average assets under management at existing Affiliates, which increased asset-based fees $1.6 million and an increase in performance and other fees at existing Affiliates of $0.2 million, or in the aggregate 1%. These increases were partially offset by a decrease in assets-based fees of $6.9 million or 5% due to a decrease in our ratio of average fee rates at existing Affiliates. The decline in our ratio of average fee rates was due to the previously discussed changes for the three months ended June 30, 2016.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2015	2016		2015	2016
Compensation and related expenses	$292.2	$232.1	(21)%	$544.9	$458.7	(16)%
Selling, general and administrative	114.3	96.6	(15)%	223.0	192.5	(14)%
Intangible amortization and impairments	28.1	28.6	2%	55.9	55.3	(1)%
Depreciation and other amortization	4.6	5.0	9%	9.0	10.0	11%
Other operating expenses	12.2	10.0	(18)%	22.1	22.5	2%
Total operating expenses	$451.4	$372.3	(18)%	$854.9	$739.0	(14)%
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
Compensation and related expenses decreased $60.1 million or 21% in the three months ended June 30, 2016, primarily as a result of decreases in compensation expense associated with Affiliate equity transactions of $35.3 million and compensation expenses at existing Affiliates of $27.4 million.  These decreases were partially offset by an increase in compensation expense from our 2015 investments in new Affiliates of $1.9 million.  These changes primarily relate to the non-controlling interests.
Compensation and related expenses decreased $86.2 million or 16% in the six months ended June 30, 2016, primarily as a result of decreases in compensation expenses at existing Affiliates of $56.5 million and compensation expenses associated with Affiliate equity transactions of $37.4 million.  These decreases were partially offset by an increase in compensation expense from our 2015 investments in new Affiliates of $5.5 million.  These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $17.7 million or 15% in the three months ended June 30, 2016, primarily from a decrease in sub-advisory and distribution expenses of $16.8 million at Affiliates in the Mutual Fund distribution channel.
Selling, general and administrative expenses decreased $30.5 million or 14% in the six months ended June 30, 2016, primarily from a decrease in sub-advisory and distribution expenses of $33.2 million at Affiliates in the Mutual Fund distribution channel. This decrease was partially offset by an increase in selling, general and administrative expenses from our 2015 investments in new Affiliates of $1.0 million.
Income from Equity Method Investments
When we own a minority interest in an Affiliate, we either share in the Affiliate’s revenue without regard to expenses or share in the Affiliate’s revenue less certain agreed-upon expenses. When we share in the Affiliate’s revenue without regard to expenses, we are allocated a set percentage of revenue, with the remaining revenue available to the Affiliate to fund its operating expenses and distributions to Affiliate management. When we share in the Affiliate’s revenue less certain agreed-upon expenses, our distributions are calculated by reference to the Affiliate’s revenue net of the agreed-upon categories of expenses.
For our minority investments, we are required to use the equity method of accounting.  Under the equity method of accounting, we only recognize our share of the Affiliate’s revenue less certain agreed-upon expenses, net of equity method intangible amortization.
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
The following table summarizes our equity method Affiliates’ average assets under management, equity method earnings and equity method amortization:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$232.3	$272.8	17%	$225.3	$267.7	19%
Income from equity method investments (in millions)
Equity method earnings	$68.8	$80.0	16%	$130.7	$162.2	24%
Equity method intangible amortization	8.7	14.8	70%	17.5	29.0	66%
Total	$60.1	$65.2	8%	$113.2	$133.2	18%

Equity method earnings increased $11.2 million or 16% in the three months ended June 30, 2016, primarily from an increase in earnings from our 2015 and 2016 investments in new Affiliates of $13.5 million or 20%.  This increase was partially offset by a decrease in performance fees at existing Affiliates of $2.5 million or 4%. Equity method intangible amortization increased $6.1 million or 70% in the three months ended June 30, 2016, primarily as a result of amortization on our 2015 and 2016 investments in new Affiliates of $5.7 million, and an increase in amortization for existing affiliates of $1.2 million, partially offset by a decrease of $0.8 million due to certain assets being fully amortized.

Equity method earnings increased $31.5 million or 24% in the six months ended June 30, 2016, primarily from an increase in earnings from our 2015 and 2016 investments in new Affiliates of $27.0 million or 21% and an increase in asset-based and performance fees at existing Affiliates of $4.5 million or 3%. Equity method intangible amortization increased $11.5 million or 66% in the six months ended June 30, 2016, primarily as a result of amortization on our 2015 and 2016 investments in new Affiliates of $9.7 million, and an increase in amortization for existing affiliates of $3.3 million, partially offset by a decrease of $1.5 million due to certain assets being fully amortized.
Other Non-Operating (Income) and Expenses

The following table summarizes Other non-operating (income) and expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2015	2016	% Change	2015	2016	% Change
Investment and other income	$(16.0)	$(11.6)	(28)%	$(16.7)	$(15.6)	(7)%
Interest expense	22.5	21.9	(3)%	44.7	44.0	(2)%
Imputed interest expense and contingent payment arrangements	(13.2)	0.8	106%	(40.4)	(1.1)	97%
Income taxes	72.1	53.2	(26)%	141.7	109.7	(23)%
Investment and other income decreased $4.4 million or 28% in the three months ended June 30, 2016, principally as a result of decreases in the fair value of investments of $3.8 million and decreases in dividend income of $1.5 million. These decreases were partially offset by foreign exchange gains of $0.9 million.
Investment and other income decreased $1.1 million or 7% in the six months ended June 30, 2016, principally as a result of decreases in dividend income of $1.5 million. These decreases were partially offset by foreign exchange gains of $0.7 million.
Imputed interest expense and contingent payment arrangements increased $14.0 million in the three months ended June 30, 2016. This increase was primarily a result of a $15.0 million reduction in gains on the revaluation of contingent payment arrangements.

Imputed interest expense and contingent payment arrangements increased $39.3 million in the six months ended June 30, 2016. This increase was primarily a result of a $44.7 million reduction in gains on the revaluation of contingent payment arrangements.
Income tax expense decreased $18.9 million or 26% and $32.0 million or 23% in the three and six months ended June 30, 2016, respectively, principally from a decrease in Income before income taxes attributable to the controlling interest.
Net Income
The previously discussed changes in revenue, expenses and Income from equity method investments had the following effect on Net income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2015	2016	% Change	2015	2016	% Change
Net income	$189.9	$182.7	(4)%	$410.6	$356.7	(13)%
Net income (non-controlling interests)	61.2	75.3	23%	153.9	144.7	(6)%
Net income (controlling interest)	128.7	107.4	(17)%	256.7	212.0	(17)%
Liquidity and Capital Resources
During the six months ended June 30, 2016, we met our cash requirements primarily through cash generated by operating activities and net borrowings under our credit facilities. Our principal uses of cash were to make investments in new Affiliates, make distributions to Affiliate equity holders and general working capital purposes.
We expect that our principal uses of cash for the foreseeable future will be for investments in new and existing Affiliates, distributions to Affiliate equity holders, payment of principal and interest on outstanding debt, share repurchases and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from any forward equity agreements, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $563.8 million and $360.4 million at December 31, 2015 and June 30, 2016, respectively, including $98.6 million and $24.9 million, respectively, in our wholly-owned foreign subsidiaries. If we repatriated foreign cash and cash equivalents from our wholly-owned foreign subsidiaries, we do not anticipate that we would need to accrue or pay any significant U.S. taxes.
The following summarizes our cash flow activities:

	For the Six Months Ended June 30,
(in millions)	2015	2016
Operating cash flow	$470.5	$341.1
Investing cash flow	(30.3)	(540.0)
Financing cash flow	(501.0)	(14.1)

Operating Cash Flow
The decrease in cash flows from operations in the six months ended June 30, 2016 resulted principally from a $53.9 million decrease in net income, a $37.6 million decrease in net distributions from equity method investments and a $42.4 million increase in cash flows for other assets, primarily due to a $41.8 million increase in purchases of trading securities by consolidated Affiliate sponsored investment products.
Investing Cash Flow
Net cash flow used in investing activities increased $509.7 million in the six months ended June 30, 2016, primarily due to an increase in investments in Affiliates of $519.4 million.
Financing Cash Flow
Net cash flow from financing activities increased $486.9 million in the six months ended June 30, 2016, due to a $287.7 million increase in net borrowings of senior debt, a $281.4 million decrease in repurchases of common stock and a $41.0 million decrease in distributions to non-controlling interests.  These increases in financing cash flows were partially offset by a $46.6 million decrease in net payments for affiliate equity issuances and repurchases, a $45.5 million decrease in issuances of common stock, and a $41.9 million decrease in excess tax benefits from share-based compensation.
The following table summarizes certain key financial data relating to our outstanding indebtedness:

(in millions)	December 31, 2015	June 30, 2016
Senior bank debt	$643.3	$898.4
Senior notes	937.1	938.2
Convertible securities	299.0	300.3
Senior Bank Debt
We have a senior unsecured multicurrency revolving credit facility (the “revolver”) and a senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). In June 2016, we amended the revolver to increase commitments from $1.3 billion to $1.45 billion, and amended the term loan to increase borrowings from $350.0 million to $385.0 million. Subject to certain conditions, we may further increase the commitments under the revolver by up to $350.0 million and borrow up to an additional $65.0 million under the term loan. The credit facilities both mature on September 30, 2020.
A portion of the proceeds from the increase in the term loan was used to repay the revolver and for other general corporate purposes.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. As of June 30, 2016, we were in compliance with all terms of our credit facilities. As of June 30, 2016, we had approximately $900 million of remaining capacity under our revolver, and could borrow all such capacity and remain in compliance with our credit facilities.
We are currently rated A3 by Moody’s Investors Service and BBB+ by S&P Global Ratings. A downgrade of our credit rating, including a downgrade to below investment grade, would not trigger a default or have any other significant impact on the terms of our existing credit facilities. A reduction in our credit rating could, however, increase our borrowing costs. Additionally, a downgrade of our credit rating below investment grade and a change in control would require us to make a repurchase offer on certain of our senior notes.

Forward Equity and Equity Distribution Program

In June 2016, we entered into an agreement to sell approximately 2.9 million shares of our common stock at a price of $167.25 per share (a “forward equity agreement”).  We have the option to cash or net share settle all or a portion of the agreement in one or more transactions over the next twelve months.  As of June 30, 2016, no portion of this forward equity agreement had been settled. We expect to settle all or a significant portion of the forward equity agreement by December 31, 2016 and assuming full physical settlement, net proceeds to us would be approximately $480 million.

Separately, we entered into equity distribution and forward equity agreements with several major securities firms under which we, from time to time, may issue and sell shares (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million.  These agreements replaced our previous forward equity program. As of June 30, 2016, no sales have occurred under these agreements.
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
Our current redemption value of $745.0 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we repurchased $37.9 million of Affiliate equity during the six months ended June 30, 2016, and expect to repurchase approximately $100 million in 2016. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain investment partnerships. As of June 30, 2016, these unfunded commitments totaled $87.5 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $15.3 million of these commitments if they are called.
As of June 30, 2016, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $84.9 million associated with our consolidated Affiliates and $316.5 million associated with our equity method Affiliates. We expect to make payments of $10.3 million (none in 2016) of the $84.9 million related to our consolidated Affiliates and no payments in 2016 related to our equity method Affiliates.
Affiliate equity interests provide holders with a conditional right to put their interests to us over time. In addition, in connection with an investment in an Affiliate accounted for under the equity method, we entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to sell a portion of its ownership interest in the Affiliate to us annually beginning in 2018. The purchase price of these conditional purchases will be at fair market value on the date of the transaction.
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015. In the six months ended June 30, 2016, we repurchased 0.2 million shares at an average price per share of $161.16, all of which occurred in the first three months of the period. As of June 30, 2016, 2.1 million shares remained available for repurchase under the May 2015 program, which does not expire.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2016. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Contractual Obligations(1)
Senior bank debt	$900.0	$—	$—	$900.0	$—
Senior notes	1,537.0	21.0	84.0	84.0	1,348.0
Junior convertible securities	907.9	11.1	44.4	44.4	808.0
Leases(2)	232.3	18.8	69.2	59.2	85.1
Affiliate equity	27.0	26.6	0.4	—	—
Total contractual obligations	$3,604.2	$77.5	$198.0	$1,087.6	$2,241.1
Contingent Obligations
Contingent payment obligations(3)	$10.3	$—	$8.6	$1.7	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $87.5 million and $26.6 million, respectively, as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $6.0 million through 2016, $22.0 million in 2017-2018, $20.5 million in 2019-2020 and $22.3 million thereafter.

(3)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2016 is $99.2 million, $290.5 million in 2017-2018 and $11.7 million in 2019-2020 and none thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2016, except as noted below. Please refer to Item 7A in our 2015 Annual Report on Form 10-K.
Foreign Currency Exchange Risk
To illustrate the effect of possible changes in currency exchange rates, as of June 30, 2016, a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of approximately $3.8 million and $2.1 million, respectively, and changes to income before income taxes of $0.8 million and $0.3 million, respectively.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 5, 2016	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan.
10.2	Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan.
10.3
Commitment Increase Agreement, dated as of June 3, 2016, among Affiliated Managers Group, Inc., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed June 6, 2016).

10.4
Commitment Increase and Joinder Agreement, dated as of June 3, 2016, among Affiliated Managers Group, Inc., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed June 6, 2016).

10.5	Form of Equity Distribution Agreement, dated as of June 6, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed June 6, 2016).
10.6	Form of Confirmation Letter Agreement, dated as of June 6, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed June 6, 2016).
10.7	Confirmation Letter Agreement, dated as of June 6, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed June 8, 2016).
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2016 and 2015, (ii) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Equity for the six-month periods ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

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