Form 10-Q
period 2016-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2016-11-07
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
There were 54,817,433 shares of the registrant’s common stock outstanding on November 1, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$613.1	$544.7	$1,894.7	$1,644.2
Operating expenses:
Compensation and related expenses	243.7	244.2	788.7	702.9
Selling, general and administrative	107.5	94.2	330.5	286.7
Intangible amortization and impairments	30.5	26.9	86.4	82.2
Depreciation and other amortization	4.5	5.0	13.5	15.0
Other operating expenses (net)	11.7	3.4	33.8	25.9
	397.9	373.7	1,252.9	1,112.7
Operating income	215.2	171.0	641.8	531.5
Income from equity method investments	57.9	67.5	171.2	200.7
Other non-operating (income) and expenses:
Investment and other (income) expense	0.1	(11.0)	(16.6)	(26.7)
Interest expense	23.6	22.4	68.2	66.4
Imputed interest expense and contingent payment arrangements	0.3	0.9	(40.0)	(0.2)
	24.0	12.3	11.6	39.5
Income before income taxes	249.1	226.2	801.4	692.7
Income taxes	58.1	51.3	202.2	161.1
Net income	191.0	174.9	599.2	531.6
Net income (non-controlling interests)	(83.3)	(65.7)	(237.2)	(210.5)
Net income (controlling interest)	$107.7	$109.2	$362.0	$321.1
Average shares outstanding (basic)	54.2	53.9	54.5	53.9
Average shares outstanding (diluted)	57.0	56.6	57.4	56.6
Earnings per share (basic)	$1.99	$2.03	$6.64	$5.96
Earnings per share (diluted)	$1.96	$2.00	$6.51	$5.88
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Net income	$191.0	$174.9	$599.2	$531.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(46.1)	(16.8)	(57.9)	(72.7)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.6)	0.1	1.6	(0.7)
Change in net unrealized gain (loss) on investment securities, net of tax	(53.1)	4.0	3.5	(20.8)
Other comprehensive income (loss)	(99.8)	(12.7)	(52.8)	(94.2)
Comprehensive income	91.2	162.2	546.4	437.4
Comprehensive income (non-controlling interests)	(72.1)	(57.5)	(228.7)	(179.0)
Comprehensive income (controlling interest)	$19.1	$104.7	$317.7	$258.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2015	September 30, 2016
Assets
Cash and cash equivalents	$563.8	$422.0
Receivables	391.2	387.1
Investments in marketable securities	199.9	213.2
Other investments	149.3	144.0
Fixed assets (net)	114.1	113.4
Goodwill	2,668.4	2,644.3
Acquired client relationships (net)	1,686.4	1,546.3
Equity method investments in Affiliates	1,937.1	2,795.6
Other assets	59.2	57.5
Total assets	$7,769.4	$8,323.4
Liabilities and Equity
Payables and accrued liabilities	$729.4	$579.4
Senior bank debt	643.3	873.5
Senior notes	937.1	938.8
Convertible securities	299.0	301.0
Deferred income taxes	565.7	652.1
Other liabilities	213.3	170.3
Total liabilities	3,387.8	3,515.1
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	612.5	778.5
Equity:
Common stock	0.6	0.6
Additional paid-in capital	694.9	773.7
Accumulated other comprehensive loss	(18.1)	(80.8)
Retained earnings	2,581.6	2,902.7
	3,259.0	3,596.2
Less: Treasury stock, at cost	(421.9)	(413.5)
Total stockholders' equity	2,837.1	3,182.7
Non-controlling interests	932.0	847.1
Total equity	3,769.1	4,029.8
Total liabilities and equity	$7,769.4	$8,323.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2014	55.8	$0.6	$763.4	$31.8	$2,072.1	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	362.0	—	237.2	599.2
Other comprehensive loss	—	—	—	(44.3)	—	—	(8.5)	(52.8)
Share-based compensation	—	—	25.5	—	—	—	—	25.5
Common stock issued under share-based incentive plans	—	—	(125.9)	—	—	175.9	—	50.0
Tax benefit from share-based incentive plans	—	—	43.1	—	—	—	—	43.1
Share repurchases	—	—	—	—	—	(331.9)	—	(331.9)
Investments in Affiliates	—	—	—	—	—	—	15.3	15.3
Affiliate equity activity:
Affiliate equity expense	—	—	10.2	—	—	—	49.0	59.2
Issuances	—	—	0.8	—	—	—	1.4	2.2
Repurchases	—	—	31.9	—	—	—	(0.4)	31.5
Changes in redemption value of Redeemable non-controlling interests	—	—	(113.8)	—	—	—	—	(113.8)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(38.3)	(38.3)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	10.4	10.4
Distributions to non-controlling interests	—	—	—	—	—	—	(336.9)	(336.9)
September 30, 2015	55.8	$0.6	$635.2	$(12.5)	$2,434.1	$(396.9)	$945.4	$3,605.9

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2015	55.8	$0.6	$694.9	$(18.1)	$2,581.6	$(421.9)	$932.0	$3,769.1
Net income	—	—	—	—	321.1	—	210.5	531.6
Other comprehensive loss	—	—	—	(62.7)	—	—	(31.5)	(94.2)
Share-based compensation	—	—	30.7	—	—	—	—	30.7
Common stock issued under share-based incentive plans	—	—	(35.6)	—	—	41.8	—	6.2
Tax benefit from share-based incentive plans	—	—	1.4	—	—	—	—	1.4
Share repurchases	—	—	—	—	—	(33.4)	—	(33.4)
Common stock issued under forward equity agreement	0.9	0.0	150.3	—	—	—	—	150.3
Issuance costs and other	—	—	(2.3)	—	—	—	—	(2.3)
Affiliate equity activity:
Affiliate equity expense	—	—	7.7	—	—	—	27.2	34.9
Issuances	—	—	(2.5)	—	—	—	14.2	11.7
Repurchases	—	—	14.0	—	—	—	0.4	14.4
Changes in redemption value of Redeemable non-controlling interests	—	—	(84.9)	—	—	—	—	(84.9)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(38.3)	(38.3)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	2.7	2.7
Distributions to non-controlling interests	—	—	—	—	—	—	(270.1)	(270.1)
September 30, 2016	56.7	$0.6	$773.7	$(80.8)	$2,902.7	$(413.5)	$847.1	$4,029.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2016
Cash flow from (used in) operating activities:
Net income	$599.2	$531.6
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	86.4	82.2
Depreciation and other amortization	13.5	15.0
Deferred income tax provision	80.7	69.8
Imputed interest expense and contingent payment arrangements	(40.0)	(0.2)
Income from equity method investments, net of amortization	(171.2)	(200.7)
Distributions received from equity method investments	293.4	287.0
Amortization of issuance costs	6.9	3.6
Share-based compensation and Affiliate equity expense	84.7	65.6
Other non-cash items	(6.3)	(14.1)
Changes in assets and liabilities:
Increase (decrease) in receivables	(25.0)	37.7
Increase (decrease) in other assets	0.4	(66.4)
Decrease in payables, accrued liabilities and other liabilities	(66.5)	(128.0)
Cash flow from operating activities	856.2	683.1
Cash flow from (used in) investing activities:
Investments in Affiliates	(50.0)	(884.9)
Purchase of fixed assets	(25.5)	(15.1)
Purchase of investment securities	(9.4)	(10.2)
Sale of investment securities	22.5	41.5
Cash flow used in investing activities	(62.4)	(868.7)
Cash flow from (used in) financing activities:
Borrowings of senior debt	933.3	900.0
Repayments of senior debt and convertible securities	(1,031.0)	(670.0)
Issuance of common stock	54.0	163.2
Repurchase of common stock	(379.6)	(33.4)
Note and contingent payments	16.4	2.9
Distributions to non-controlling interests	(336.9)	(270.1)
Affiliate equity issuances and repurchases	(85.7)	(70.3)
Excess tax benefit from share-based compensation	43.1	1.4
Other financing items	(8.5)	14.3
Cash flow from (used in) financing activities	(794.9)	38.0
Effect of foreign exchange rate changes on cash and cash equivalents	(7.8)	(19.7)
Net decrease in cash and cash equivalents	(8.9)	(167.3)
Cash and cash equivalents at beginning of period	550.6	563.8
Cash assumed upon consolidation of Affiliate sponsored investment products	—	25.5
Cash and cash equivalents at end of period	$541.7	$422.0
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
Revision of Prior Periods
During the three months ended September 30, 2016, the Company reviewed its accounting for Affiliate equity transactions in preparation for the adoption of Accounting Standard Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. During this review, the Company determined that it had incorrectly recorded deferred tax benefits, a non-cash item, on certain Affiliate equity transactions dating back to 2005. The Company assessed the impact of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that it was not material to any of the Company’s previously issued Consolidated Financial Statements. The Company has revised its Consolidated Financial Statements for periods prior to 2016 to reflect the correction of the error in the periods in which the deferred tax benefits were recorded. The cumulative impact of the correction has been reflected as a reclassification between the beginning Retained earnings and Additional paid-in capital balances as of December 31, 2014 in the Consolidated Statements of Changes in Equity.
The tables below show the effect of the correction on the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2015, on the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and on the Company’s Consolidated Balance Sheet as of December 31, 2015 presented in this Form 10-Q. The correction for the six months ended June 30, 2016 of $1.8 million was recorded in Income taxes in the three months ended September 30, 2016. All financial information presented in these notes has been revised to reflect the correction of this error.
The revision had no impact on Income before income taxes, Total stockholders’ equity or Cash flow from operating activities in prior periods.

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
Consolidated Statements of Income	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Income taxes	$56.8	$1.3	$58.1	$198.5	$3.7	$202.2
Net income	192.3	(1.3)	191.0	602.9	(3.7)	599.2
Net income (controlling interest)	109.0	(1.3)	107.7	365.7	(3.7)	362.0
Earnings per share (basic)	$2.01	$(0.02)	$1.99	$6.71	$(0.07)	$6.64
Earnings per share (diluted)	1.98	(0.02)	1.96	6.57	(0.06)	6.51

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2015				For the Nine Months Ended September 30, 2015
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Revised	Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised
Additional paid-in capital	$597.2	$97.7	$694.9	Net income	$602.9	$(3.7)	$599.2
Retained earnings	2,679.3	(97.7)	2,581.6	Deferred income tax provision	77.0	3.7	80.7

2.	Recent Accounting Developments
On January 1, 2016, the Company adopted several updates to accounting standards as follows:

•	ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02: Consolidation”);

•	ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs;

•	ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent); and

•	ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. The standard is effective for interim and fiscal periods beginning after December 15, 2017. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

3.	Principles of Consolidation
The Company assesses consolidation requirements pursuant to ASU 2015-02: Consolidation, which was adopted using the modified retrospective method and resulted in an effective date of adoption of January 1, 2016.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

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

Investments in Affiliates
For the Company’s consolidated Affiliates, the portion of the Owners’ Allocation allocated to Affiliate management is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Non-controlling interests on the Consolidated Balance Sheets include capital and undistributed Operating and Owners’ Allocation owned by Affiliate management of the Company’s consolidated Affiliates. The effect of any changes in the Company’s equity interests in its consolidated Affiliates resulting from the issuance or repurchase of an Affiliate’s equity by the Company or one of its Affiliates is included as a component of stockholders’ equity, net of any related income tax effects in the period of the change. The current redemption value of non-controlling interests has been presented as Redeemable non-controlling interests on the Consolidated Balance Sheets.

The Company applies the equity method of accounting to investments where the Company does not hold a controlling equity interest but has the ability to exercise significant influence over operating and financial matters. Other investments in which the Company owns less than a 20% interest and does not exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized when dividends are declared.

Affiliate Sponsored Investment Products

The Company’s consolidated Affiliates sponsor various investment products where they also act as the investment advisor, and in some cases these products are considered VIEs. These investment products are typically owned primarily by third-party investors; however, certain products are capitalized with seed capital investments from Affiliates.

Investors are generally entitled to substantially all of the economics of these VIEs, except for the management and performance fees earned by Affiliates or any gains or losses attributable to Affiliates’ investments in these products. As a result, Affiliates do not generally consolidate these VIEs unless the Affiliate’s interest in the product is considered substantial. When consolidating these VIEs, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets with corresponding changes in the investments’ fair values reflected in Other operating expenses (net) in the Consolidated Statements of Income. Purchases and sales of securities are presented within Decrease in payables, accrued liabilities and other liabilities and Increase (decrease) in other assets, respectively, in the Consolidated Statements of Cash Flows. When Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated.

4.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2015 and September 30, 2016 were $199.9 million and $213.2 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Available-for-Sale		Trading
	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016
Cost	$104.7	$66.5	$19.8	$97.9
Unrealized gains	77.6	40.5	1.9	11.5
Unrealized losses	(1.8)	(0.5)	(2.3)	(2.7)
Fair Value	$180.5	$106.5	$19.4	$106.7
In the three and nine months ended September 30, 2015, the Company realized gains on investments classified as available-for-sale of $0.7 million and $8.7 million, respectively. In the three and nine months ended September 30, 2016, the Company realized gains on investments classified as available-for-sale of $6.2 million and $15.4 million, respectively. These gains were recorded in Investment and other (income) expense. There were no significant realized gains or losses on investments classified as trading in the three and nine months ended September 30, 2015 and 2016.

5.	Variable Interest Entities
The Company’s consolidated Affiliates act as the investment advisor for certain investment entities that are considered VIEs, and in connection with the adoption of ASU 2015-02: Consolidation, certain investment entities previously accounted for as VIEs no longer met the criteria for being a VIE and certain VREs became VIEs and were either consolidated or disclosed as VIEs.

The Company's Affiliates’ involvement with unconsolidated VIEs is generally limited to that of a service provider, and their investment, if any, represents an insignificant interest in the relevant investment entities’ assets under management. The Company's Affiliates’ exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management and performance fees. The Company has not issued any investment performance guarantees to these VIEs or their investors.
The net assets and liabilities of unconsolidated VIEs and the Company’s maximum risk of loss were as follows:

	December 31, 2015		September 30, 2016
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$6,688.9	$1.4	$1,599.6	$0.9

In addition, several of the Company’s Affiliates accounted for under the equity method of accounting are considered VIEs.  The unconsolidated assets, net of liabilities and non-controlling interests, of these Affiliates were $1.2 billion and $1.4 billion as of December 31, 2015 and September 30, 2016, respectively.  The Company’s carrying value and maximum exposure to loss for these Affiliates was approximately $1.9 billion and $2.8 billion as of December 31, 2015 and September 30, 2016, respectively.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	Forward Equity and Equity Distribution Program
In June 2016, the Company entered into an agreement to sell approximately 2.9 million shares of the Company’s common stock at a price of $167.25 per share (a “forward equity agreement”). The Company has the option to cash, share or net share settle all or a portion of the agreement in one or more transactions until June 2017.  During the quarter, the Company issued 0.9 million shares to settle a portion of the forward equity agreement and received proceeds of $150.3 million. As of September 30, 2016, 2.0 million shares remain unsettled.
Separately, in June 2016, the Company also entered into equity distribution and forward equity agreements with several major securities firms under which the Company, from time to time, may issue and sell shares (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million. These agreements replaced the Company’s previous forward equity program. As of September 30, 2016, no sales have occurred under these agreements.

8.	Commitments and Contingencies
From time to time, the Company and its Affiliates may be subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Any such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals, as necessary, for matters for which the outcome is probable and the amount of the liability can be reasonably estimated. The Company and its consolidated Affiliates have no significant accruals as of September 30, 2016.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of September 30, 2016, these unfunded commitments were $91.8 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $14.0 million of these commitments if they are called.
As of September 30, 2016, the Company was contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $84.9 million associated with its consolidated Affiliates and $316.5 million associated with its equity method Affiliates. As of September 30, 2016, the Company expects to make payments of $10.3 million (none in 2016) of the $84.9 million related to consolidated Affiliates and no payments in 2016 related to its equity method Affiliates.
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
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$65.9	$65.9	$—	$—
Investments in marketable securities(1)
Trading securities	19.4	19.4	—	—
Available-for-sale securities	180.5	180.5	—	—
Other investments(2)	23.3	20.7	2.6	—
Financial Liabilities
Contingent payment arrangements(3)	$10.2	$—	$—	$10.2
Affiliate equity obligations(3)(4)	62.3	—	—	62.3

		Fair Value Measurements
	September 30, 2016
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$39.7	$39.7	$—	$—
Investments in marketable securities(1)
Trading securities	106.7	100.1	6.6	—
Available-for-sale securities	106.5	106.5	—	—
Other investments(2)	7.2	4.5	2.7	—
Financial Liabilities
Contingent payment arrangements(3)	$8.2	$—	$—	$8.2
Affiliate equity obligations(3)(4)	26.7	—	—	26.7
Foreign currency forward contracts(3)	0.7	—	0.7	—
__________________________

(1)	Principally investments in equity securities.

(2)
The Company adopted ASU 2015-07 and no longer includes $126.0 million and $136.8 million as of December 31, 2015 and September 30, 2016, respectively, of investments in certain entities for which fair value was measured using net asset value (“NAV”) as a practical expedient.

(3)	Amounts are presented within Other liabilities.

(4)
The Company adopted ASU 2015-07 and no longer includes $75.0 million and $72.1 million as of December 31, 2015 and September 30, 2016, respectively, of liabilities for which fair value was measured using NAV as a practical expedient. These liabilities were previously included in Obligations to related parties and upon removal, the remaining liabilities were re-labeled Affiliate equity obligations.

The following are descriptions of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds, which are classified as Level 1.
Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates that are valued using NAV. Publicly traded securities valued using unadjusted quoted market prices for identical

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

instruments in active markets and investments in daily redeeming funds that calculate NAVs are classified as Level 1. Publicly traded securities valued using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active are classified as Level 2.
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
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between Level 1 and Level 2 in the three months ended September 30, 2015 and 2016.
Level 3 Financial Assets and Liabilities
The following tables present the changes in Level 3 liabilities:

	For the Three Months Ended September 30,
	2015			2016
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$6.7		$58.3	$8.0		$27.0
Net (gains) losses	0.4	(1)	(0.5)	0.2	(1)	0.1
Purchases and issuances	—		30.7	—		8.4
Settlements and reductions	—		(56.7)	—		(8.8)
Balance, end of period	$7.1		$31.8	$8.2		$26.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$0.4	(1)	$—	$0.2	(1)	$—

	For the Nine Months Ended September 30,
	2015			2016
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$59.3		$21.5	$10.2		$62.3
Net (gains) losses	(41.2)	(1)	(0.5)	(2.0)	(1)	0.1
Purchases and issuances	6.5		95.7	—		48.2
Settlements and reductions	(17.5)		(84.9)	—		(83.9)
Balance, end of period	$7.1		$31.8	$8.2		$26.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$(41.2)	(1)	$—	(2.0)	(1)	$—
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Accretion and changes to the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s Level 3 financial liabilities:

	Quantitative Information About Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2015	Range at December 31, 2015	Fair Value at September 30, 2016	Range at September 30, 2016
Contingent payment arrangements	Discounted cash flow	Growth rates	$10.2	3% - 8%	$8.2	5% - 8%
		Discount rates		15%		15% - 16%
Affiliate equity obligations	Discounted cash flow	Growth rates	62.3	1% - 9%	26.7	2% - 11%
		Discount rates		14% - 15%		12% - 17%
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

	December 31, 2015		September 30, 2016
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$126.0	$76.8	$136.8	$91.8
Other funds(2)	72.3	—	41.4	—
	$198.3	$76.8	$178.2	$91.8
___________________________

(1)
These funds primarily invest in a broad range of private equity funds, as well as make direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years. The fair value of private equity funds is determined using NAV one quarter in arrears (adjusted for current period calls and distributions).

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies, including long/short equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.

Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of Receivables, and Payables and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable approximates fair value because interest rates and other terms are at market rates. The carrying value of Senior bank debt approximates fair value because the debt has variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2015		September 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$944.6	$966.3	$945.0	$977.7	Level 2
Convertible securities	305.2	483.6	306.9	465.8	Level 2

10.	Intangible Assets
Consolidated Affiliates

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the changes in Goodwill and components of Acquired client relationships (net) for the Company’s consolidated Affiliates:

	Goodwill
	Institutional	Mutual Fund	High Net Worth	Total
Balance, as of December 31, 2015	$1,141.3	$1,119.5	$407.6	$2,668.4
Foreign currency translation	(0.6)	(26.9)	3.4	(24.1)
Balance, as of September 30, 2016	$1,140.7	$1,092.6	$411.0	$2,644.3

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2015	$1,301.8	$(680.4)	$621.4	$1,065.0	$1,686.4
Intangible amortization and impairments	—	(80.3)	(80.3)	(1.9)	(82.2)
Foreign currency translation	(8.7)	—	(8.7)	(49.2)	(57.9)
Balance, as of September 30, 2016	$1,293.1	$(760.7)	$532.4	$1,013.9	$1,546.3
Definite-lived acquired client relationships are amortized over their expected useful lives. As of September 30, 2016, these relationships were being amortized over a weighted average life of approximately ten years. The Company recognized amortization expense for these relationships of $30.5 million and $86.4 million for the three and nine months ended September 30, 2015, respectively, as compared to $26.9 million and $82.2 million for the three and nine months ended September 30, 2016, respectively. Based on relationships existing as of September 30, 2016, the Company estimates that its consolidated annual amortization expense will be approximately $110 million for each of the next five years.
The Company performed its annual goodwill assessment as of September 30, 2016 and no indicators of impairments were identified.

As of September 30, 2016, the fair values of the indefinite-lived intangible assets at two of the Company’s Affiliates, both managers of global equity funds, have recently experienced declines, and further declines in the fair values of these assets could result in future impairments.
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
The Company also completed minority investments in Capula Investment Management LLP, Mount Lucas Management LP and CapeView Capital LLP on July 1, 2016 and in Partner Fund Management, L.P. on September 30, 2016 for $332.7 million in aggregate. The Company will account for these investments under the equity method of accounting with the financial results reported in the Company’s Consolidated Financial Statements one quarter in arrears.
The intangible assets at the Company’s equity method Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of September 30, 2016, the definite-lived relationships were being amortized over a weighted average life of approximately thirteen years. The Company recognized amortization expense for these relationships of $8.6 million and $26.1 million for the three and nine months ended September 30, 2015, respectively, as compared to $14.0 million and $43.0 million for the three and nine months ended September 30, 2016, respectively. Based on relationships existing as of September 30, 2016, the Company estimates the annual amortization expense will be approximately $70 million for each of the next five years.
In the three and nine months ended September 30, 2015, foreign currency translation decreased the Company’s Equity method investments in Affiliates $1.5 million and $3.2 million, respectively.  In the three and nine months ended September 30, 2016, foreign currency translation increased the Company’s Equity method investments in Affiliates $4.6 million and $9.4 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the nine months ended September 30, 2015 and 2016, one of the Company’s equity method Affiliates recognized revenue of $514.6 million and $658.6 million, respectively, and net income of $290.7 million and $361.0 million, respectively.

11.	Related Party Transactions
A prior owner of one of the Company’s Affiliates retained an interest in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interest is presented in the Company’s Consolidated Balance Sheets as either a liability in Other liabilities or as Non-controlling interests, depending on the structure of the prior owner’s investments in the partnerships. The total liability was $75.0 million and $72.1 million at December 31, 2015 and September 30, 2016, respectively. The total non-controlling interest was $5.1 million and $3.3 million at December 31, 2015 and September 30, 2016, respectively.
In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain mutual funds from which the Affiliate earns advisory fee revenue.
The Company has liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The total amount payable was $10.2 million and $8.2 million as of December 31, 2015 and September 30, 2016, respectively, and was included in Other liabilities. In the first half of 2015, the Company made payments of $17.5 million associated with these liabilities. In 2016, no such payments have been made. For the nine months ended September 30, 2015, the Company adjusted its estimate of its contingent payment obligations and, accordingly, recorded a total gain attributable to the controlling interest of $44.7 million. For the nine months ended September 30, 2016, the Company adjusted its estimates of its contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $2.8 million, all of which occurred in the first three months of the period. These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.
See Notes 13 and 14 for information on transactions in Affiliate equity.

12.	Share-Based Compensation
The following is a summary of share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Share-based compensation	$8.4	$10.7	$25.5	$30.7
Tax benefit	3.2	4.1	9.8	11.8
The Company has $70.6 million and $83.9 million of unrecognized share-based compensation as of December 31, 2015 and September 30, 2016, respectively, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding - December 31, 2015	1.4	$96.18
Options granted	0.4	122.82
Options exercised	(0.2)	77.40
Unexercised options outstanding - September 30, 2016	1.6	105.15	2.8
Exercisable at September 30, 2016	1.2	97.07	1.5

For the nine months ended September 30, 2015 and 2016, the Company granted stock options with fair values of $1.0 million and $16.4 million, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value of options granted was estimated using the Black-Scholes option pricing model. For the nine months ended September 30, 2015 and 2016, the weighted average fair value of options granted was $54.92 and $39.02, per option, respectively, based on the weighted-average grant date assumptions stated below.

	For the Nine Months Ended September 30,
	2015	2016
Dividend yield	—%	—%
Expected volatility(1)	26.7%	30.7%
Risk-free interest rate(2)	1.5%	1.6%
Expected life of options (in years)(3)	5.0	5.7
Forfeiture rate	—%	—%
___________________________

(1)	Expected volatility is based on historical and implied volatility.

(2)	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of the grant.

(3)	Expected life of options (in years) is based on the Company’s historical data and expected exercise behavior.
Restricted Stock
The following table summarizes the transactions of the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2015	0.6	$192.04
Units granted	0.2	122.59
Units vested	(0.2)	181.35
Units forfeited	(0.0)	172.18
Unvested units - September 30, 2016	0.6	169.29

For the nine months ended September 30, 2015 and 2016, the Company granted awards with fair values of $49.8 million and $28.0 million, respectively. These awards were valued based on the closing price of the Company’s common stock on the date of grant and contain vesting conditions requiring service over a period of four years. In certain circumstances, awards also require certain performance conditions to be satisfied, and the Company may elect to settle the awards in shares of the Company’s common stock or cash.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Redeemable Non-controlling Interests
Balance, as of December 31, 2015	$612.5
Increase attributable to consolidated products	87.3
Repurchases of redeemable Affiliate equity	(44.5)
Transfers from Non-controlling interests	38.3
Changes in redemption value	84.9
Balance, as of September 30, 2016	$778.5

14.	Affiliate Equity
The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the nine months ended September 30, 2015 and 2016, distributions paid to Affiliate equity holders were $336.9 million and $270.1 million, respectively.

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
The following is a summary of Affiliate equity expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Controlling interest	$3.3	$3.2	$10.2	$7.7
Non-controlling interests	5.9	18.5	49.0	27.2
Total	$9.2	$21.7	$59.2	$34.9
The following is a summary of unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2015	$22.4	3 years	$51.9	5 years
September 30, 2016	32.3	3 years	72.8	5 years
The Company periodically issues Affiliate equity interests to and repurchases Affiliate equity interests from Affiliate equity holders. For the nine months ended September 30, 2015 and 2016, the amount of cash paid for repurchases was $91.7 million and $82.1 million, respectively. For the nine months ended September 30, 2015 and 2016, the total amount of cash received for issuances was $6.0 million and $11.8 million, respectively.

The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $22.6 million and $20.2 million at December 31, 2015 and September 30, 2016, respectively, and was included in Other assets. The total payable was $62.3 million and $26.7 million as of December 31, 2015 and September 30, 2016, respectively, and was included in Other liabilities.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

table discloses the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that settled during the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Net income (controlling interest)	$107.7	$109.2	$362.0	$321.1
Increase in controlling interest paid-in capital from purchases and sales of Affiliate equity issuances	—	5.3	1.0	1.9
Decrease in controlling interest paid-in capital related to Affiliate equity repurchases	(16.9)	(2.1)	(49.0)	(23.4)
Net income attributable to controlling interest and transfers (to) or from Non-controlling interests	$90.8	$112.4	$314.0	$299.6

15.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Controlling interest:
Current tax	$36.7	$30.5	$112.1	$85.6
Intangible-related deferred taxes	21.1	19.5	62.3	63.0
Other deferred taxes	(2.3)	1.1	18.9	8.4
Total controlling interest	55.5	51.1	193.3	157.0
Non-controlling interests:
Current tax	$2.8	$1.5	$9.4	$5.7
Deferred taxes	(0.2)	(1.3)	(0.5)	(1.6)
Total non-controlling interests	2.6	0.2	8.9	4.1
Provision for income taxes	$58.1	$51.3	$202.2	$161.1
Income before income taxes (controlling interest)	$163.2	$160.3	$555.3	$478.1
Effective tax rate attributable to controlling interest(1)	34.0%	31.9%	34.8%	32.8%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
The Effective tax rate attributable to the controlling interest was 34.0% and 34.8% for the three and nine months ended September 30, 2015, respectively, as compared to 31.9% and 32.8% for the three and nine months ended September 30, 2016, respectively. The decrease resulted primarily from a decrease in Income before income taxes attributable to the controlling interest as well as the effect of foreign operations, including the indefinite deferral of foreign earnings.
Income tax expense for the three and nine months ended September 30, 2015 included the benefit of indefinite deferrals of foreign earnings of $6.3 million and $18.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2016 included the benefit of indefinite deferrals of foreign earnings of $17.5 million and $30.0 million, respectively.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Numerator
Net income (controlling interest)	$107.7	$109.2	$362.0	$321.1
Convertible securities interest expense, net	3.8	3.9	11.5	11.6
Net income (controlling interest), as adjusted	$111.5	$113.1	$373.5	$332.7
Denominator
Average shares outstanding (basic)	54.2	53.9	54.5	53.9
Effect of dilutive instruments:
Stock options and restricted stock	0.6	0.5	0.7	0.5
Junior convertible securities	2.2	2.2	2.2	2.2
Average shares outstanding (diluted)	57.0	56.6	57.4	56.6
The Company’s Board of Directors has periodically authorized share repurchase programs. For the nine months ended September 30, 2016, the Company repurchased 0.2 million shares of common stock, at an average share price of $161.16, all of which occurred in the first three months of the period.
Average shares outstanding (diluted) in the table above exclude the anti-dilutive effect of the following items:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Stock options and restricted stock units	0.0	0.5	0.0	0.7
Shares subject to forward sale agreement	—	2.0	—	2.0

17.	Comprehensive Income
The following tables show the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended September 30,
	2015			2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(46.1)	$—	$(46.1)	$(16.8)	$—	$(16.8)
Change in net realized and unrealized gain (loss) on derivative securities	(0.6)	0.0	(0.6)	0.1	(0.0)	0.1
Change in net unrealized gain (loss) on investment securities	(85.7)	32.6	(53.1)	5.8	(1.8)	4.0
Other comprehensive income (loss)	$(132.4)	$32.6	$(99.8)	$(10.9)	$(1.8)	$(12.7)

	For the Nine Months Ended September 30,
	2015			2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(57.9)	$—	$(57.9)	$(72.7)	$—	$(72.7)
Change in net realized and unrealized gain (loss) on derivative securities	1.8	(0.2)	1.6	(0.6)	(0.1)	(0.7)
Change in net unrealized gain (loss) on investment securities	5.0	(1.5)	3.5	(34.6)	13.8	(20.8)
Other comprehensive income (loss)	$(51.1)	$(1.7)	$(52.8)	$(107.9)	$13.7	$(94.2)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of accumulated other comprehensive income (loss), net of taxes, attributable to the controlling interest and non-controlling interests are as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities (1)	Total
Balance, as of December 31, 2015	$(98.6)	$0.3	$45.0	$(53.3)
Other comprehensive loss before reclassifications	(72.7)	0.1	(36.4)	(109.0)
Amounts reclassified	—	(0.8)	15.6	14.8
Net other comprehensive loss	(72.7)	(0.7)	(20.8)	(94.2)
Balance, as of September 30, 2016	$(171.3)	$(0.4)	$24.2	$(147.5)
__________________________

(1)	See Note 4 for amounts reclassified from Other comprehensive income.

18.	Segment Information
Management has determined that the Company operates in three business segments representing the Company’s three principal distribution channels: Institutional, Mutual Fund and High Net Worth, each of which has different client relationships. The following tables summarize the Company’s financial results for each of its business segments:

	For the Three Months Ended September 30,
	2015		2016
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$236.7	$51.6	$215.0	$51.6
Mutual Fund	310.1	45.2	258.6	46.3
High Net Worth	66.3	10.9	71.1	11.3
Total	$613.1	$107.7	$544.7	$109.2

	For the Nine Months Ended September 30,
	2015		2016
	Revenue	Net income (controlling interest)	Revenue	Net income (controlling interest)
Institutional	$745.1	$158.9	$662.4	$162.6
Mutual Fund	951.3	167.8	773.8	124.4
High Net Worth	198.3	35.3	208.0	34.1
Total	$1,894.7	$362.0	$1,644.2	$321.1

	Total Assets
	December 31, 2015	September 30, 2016
Institutional	$3,717.1	$3,840.6
Mutual Fund	3,070.5	3,450.2
High Net Worth	981.8	1,032.6
Total	$7,769.4	$8,323.4

19.	Subsequent Events
On October 4, 2016, the Company completed a minority investment in Winton Capital Group Ltd. The financial results of this investment will be included in the Company’s Consolidated Financial Statements one quarter in arrears.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On October 17, 2016, the Company entered into an agreement to acquire a minority investment in Forbes Family Trust, which is expected to close in the first quarter of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of September 30, 2016, our aggregate assets under management were $672.4 billion (approximately $730 billion pro forma for a pending investment and investments that have since closed), in more than 500 investment products across a broad range of active return-oriented strategies and distribution channels.
We hold meaningful equity interests in each of our Affiliates. In certain cases, we own a majority interest while in other cases we own a minority interest. In all cases, Affiliate management retains a significant equity interest in their own firm. Affiliate management equity ownership (along with our ownership) aligns our interests, enhances Affiliate management equity incentives and preserves Affiliate management’s opportunity to participate directly in the long-term future growth of their firms. Our innovative partnership approach provides Affiliate management with a degree of liquidity and financial diversification and ensures that our Affiliates maintain investment and operational autonomy in managing their businesses, as well as their unique entrepreneurial culture and independence.
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
We completed minority investments in Systematica Investments L.P. and Baring Private Equity Asia on January 4, 2016. On July 1, 2016, we completed a minority investment in Capula Investment Management LLP and on September 30, 2016, we completed a minority investment in Partner Fund Management, L.P. Subsequent to quarter end, we completed a minority investment in Winton Capital Group Ltd. on October 4, 2016. These investments will be accounted for under the equity method of accounting and we will recognize the financial results of Capula Investment Management LLP, Partner Fund Management, L.P. and Winton Capital Group Ltd. one quarter in arrears. Following the close of these transactions, Affiliate management will continue to hold a significant portion of the equity in their respective businesses and direct their day-to-day operations.
For the three and nine months ended September 30, 2016, Net income (controlling interest) was $109.2 million and $321.1 million, respectively, compared to $107.7 million and $362.0 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, Earnings per share (diluted) was $2.00 and $5.88, respectively, compared to $1.96 and $6.51 for the three and nine months ended September 30, 2015, respectively.
For the three and nine months ended September 30, 2016, Adjusted EBITDA (controlling interest) was $219.8 million and $655.8 million, respectively, Economic net income (controlling interest) was $164.5 million and $491.0 million, respectively, and Economic earnings per share was $3.02 and $9.02, respectively. For the three and nine months ended September 30, 2015, Adjusted EBITDA (controlling interest) was $218.9 million and $679.1 million, respectively. Economic net income (controlling interest) was $159.8 million and $491.4 million, respectively, and Economic earnings per share was $2.92 and $8.88, respectively. Adjusted EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”
For the twelve months ended September 30, 2016, our assets under management increased 13% to $672.4 billion. The increase was primarily the result of a $49.3 billion increase from changes in markets, a $32.6 billion increase from investments in new Affiliates and a $4.6 billion increase from net client cash flows. These increases were partially offset by a $6.5 billion decrease from changes in foreign exchange rates and a $1.4 billion decrease from other.
The table below summarizes our financial highlights:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in millions, except as noted and per share data)	2015	2016	% Change	2015	2016	% Change
Assets under management (at period end, in billions)	$593.8	$672.4	13%	$593.8	$672.4	13%
Average assets under management (in billions)	611.6	663.5	8%	627.3	645.5	3%
Revenue	613.1	544.7	(11)%	1,894.7	1,644.2	(13)%
Income from equity method investments	57.9	67.5	17%	171.2	200.7	17%
Net income (controlling interest)	107.7	109.2	1%	362.0	321.1	(11)%
Earnings per share (diluted)	1.96	2.00	2%	6.51	5.88	(10)%

Adjusted EBITDA (controlling interest)(1)	218.9	219.8	0%	679.1	655.8	(3)%
Economic net income (controlling interest)(1)	159.8	164.5	3%	491.4	491.0	(0)%
Economic earnings per share(1)	2.92	3.02	3%	8.88	9.02	2%
___________________________

(1)
Adjusted EBITDA (controlling interest) and Economic net income (controlling interest), including Economic earnings per share, are non-GAAP performance measures and are discussed in “Supplemental Performance Measures.”

Notwithstanding the recent growth in passively managed products, we believe there is continuing client demand for active return-oriented strategies. In particular, we continue to see positive net client cash flows in alternative strategies, as we believe investors are seeking returns that are less correlated to traditional equity and fixed income markets.  We expect client demand for alternative strategies to continue, and believe we are well-positioned to benefit from this trend. Most of our alternative strategies are at our equity method Affiliates.

We believe many boutique investment management firms will continue to seek a permanent partner with global scale and a long track record of success.  We are well positioned to execute upon investment opportunities in leading traditional and alternative firms around the world, and believe that the transaction environment remains favorable.
Supplemental Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) represents our operating performance before our share of interest expense, income taxes, depreciation, amortization, impairments and adjustments to our contingent payment obligations. We believe that many investors use this information when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, other GAAP measures of financial performance, such as Net income (controlling interest). The title of this performance measure has been renamed from EBITDA (controlling interest) to Adjusted EBITDA (controlling interest). There has been no change in the calculation of this performance measure.
The following table provides a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2016	2015	2016
Net income (controlling interest)	$107.7	$109.2	$362.0	$321.1
Interest expense	23.6	22.4	68.2	66.4
Imputed interest expense and contingent payment arrangements(1)	0.3	0.9	(40.0)	(0.2)
Income taxes	55.5	51.1	193.3	157.0
Depreciation and other amortization	1.9	2.0	5.8	5.9
Intangible amortization and impairments(2)	29.9	34.2	89.8	105.6
Adjusted EBITDA (controlling interest)	$218.9	$219.8	$679.1	$655.8
___________________________

(1)
For the first half of 2015, we adjusted our estimates of contingent payment obligations and, accordingly, recorded a total gain attributable to the controlling interest of $44.7 million. In the first quarter of 2016, we adjusted our estimates of contingent payment obligations and, accordingly, recorded gains attributable to the controlling interest of $2.8 million.

(2)
Our reported intangible amortization includes amortization attributable to the non-controlling interests that is not added back to Net income (controlling interest) to measure our Economic net income (controlling interest). For our equity method Affiliates, we do not separately report revenue or expenses (including intangible amortization) in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Income from equity method investments.

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2015	2016	2015	2016
Reported Intangible amortization and impairments	$30.5	$26.9	$86.4	$82.2
Intangible amortization (non-controlling interests)	(9.2)	(6.7)	(22.7)	(19.6)
Equity method intangible amortization	8.6	14.0	26.1	43.0
Total	$29.9	$34.2	$89.8	$105.6
Economic Net Income (controlling interest) and Economic Earnings Per Share
As supplemental information, we also provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) and Economic earnings per share to be important measures of our financial performance, as we believe they best represent our operating performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as substitutes for, other GAAP measures of financial performance, such as Net income (controlling interest) and Earnings per share (diluted).
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of pre-tax intangible amortization and impairments (including the portion attributable to equity method investments in Affiliates), deferred taxes related to intangible assets, and other economic items, which include non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. We add back intangible amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest expenses and reductions or increases in contingent payment arrangements because it better reflects our contractual interest obligations. We add back non-

cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2015(1)	2016	2015(1)	2016
Net income (controlling interest)	$107.7	$109.2	$362.0	$321.1
Intangible amortization and impairments(2)	29.9	34.2	89.8	105.6
Intangible-related deferred taxes	21.1	19.5	62.3	63.0
Other economic items(3)(4)	1.1	1.6	(22.7)	1.3
Economic net income (controlling interest)	$159.8	$164.5	$491.4	$491.0
Average shares outstanding (diluted)	57.0	56.6	57.4	56.6
Assumed issuance of junior convertible securities shares	(2.2)	(2.2)	(2.2)	(2.2)
Dilutive impact of junior convertible securities shares	—	—	0.2	—
Average shares outstanding (adjusted diluted)	54.8	54.4	55.4	54.4
Economic earnings per share	$2.92	$3.02	$8.88	$9.02
____________________________

(1)
We revised our previously issued Consolidated Financial Statements. See Note 1 to the Consolidated Financial Statements. Economic net income (controlling interest) and Economic earnings per share, as previously reported, for the three months ended September 30, 2015 were $160.8 million and $2.93, respectively. Economic net income (controlling interest) and Economic earnings per share, as previously reported, for the nine months ended September 30, 2015 were $494.2 million and $8.93, respectively.

(2)	See note (2) to the table in “Adjusted EBITDA (controlling interest).”

(3)
For the three months ended September 30, 2015 and 2016, Other economic items were net of income taxes of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2016, Other economic items were net of income taxes of $15.1 million and $0.1 million, respectively.

(4)
For the first half of 2015, we adjusted our estimates of contingent payment obligations and, accordingly, recorded a total gain attributable to the controlling interest of $44.7 million ($27.8 million net of tax). In the first quarter of 2016, we adjusted our estimates of contingent payment obligations and, accordingly, recorded a gain attributable to the controlling interest of $2.8 million ($1.7 million net of tax). These amounts are included in Imputed interest expense and contingent payment arrangements in the Consolidated Statements of Income.

Assets Under Management
The following tables present changes in our reported assets under management by distribution channel:
Statement of Changes-Quarter to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
June 30, 2016	$369.6	$184.5	$93.5	$647.6
Client cash inflows and commitments	13.1	12.6	4.3	30.0
Client cash outflows and realizations	(10.3)	(10.6)	(3.3)	(24.2)
Net client cash flows	2.8	2.0	1.0	5.8
Market changes	12.0	7.0	2.4	21.4
Foreign exchange(1)	(0.5)	(0.8)	(0.2)	(1.5)
Other	(0.4)	(0.4)	(0.1)	(0.9)
September 30, 2016	$383.5	$192.3	$96.6	$672.4

Statement of Changes-Year to Date

(in billions)	Institutional	Mutual Fund	High Net Worth	Total
December 31, 2015	$347.5	$175.8	$88.0	$611.3
Client cash inflows and commitments	32.3	42.7	13.5	88.5
Client cash outflows and realizations	(32.1)	(35.5)	(9.4)	(77.0)
Net client cash flows	0.2	7.2	4.1	11.5
New Investments	16.0	0.3	0.9	17.2
Market changes	19.9	13.6	3.5	37.0
Foreign exchange(1)	0.4	(4.2)	0.4	(3.4)
Other	(0.5)	(0.4)	(0.3)	(1.2)
September 30, 2016	$383.5	$192.3	$96.6	$672.4

____________________________

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated assets under management into U.S. dollars for reporting purposes.
The following table presents changes in our average assets under management, Net income (controlling interest) and Adjusted EBITDA (controlling interest) by distribution channel:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)
Including equity method Affiliates
Institutional	$346.1	$377.5	9%	$355.7	$370.4	4%
Mutual Fund	183.3	190.5	4%	189.9	182.4	(4)%
High Net Worth	82.2	95.5	16%	81.7	92.7	13%
Total	$611.6	$663.5	8%	$627.3	$645.5	3%
Net income (controlling interest)
Institutional	$51.6	$51.6	—%	$158.9	$162.6	2%
Mutual Fund	45.2	46.3	2%	167.8	124.4	(26)%
High Net Worth	10.9	11.3	4%	35.3	34.1	(3)%
Total	$107.7	$109.2	1%	$362.0	$321.1	(11)%
Adjusted EBITDA (controlling interest)(1)
Institutional	$111.3	$111.9	1%	$342.2	$343.5	0%
Mutual Fund	85.1	83.0	(2)%	267.5	240.0	(10)%
High Net Worth	22.5	24.9	11%	69.4	72.3	4%
Total	$218.9	$219.8	0%	$679.1	$655.8	(3)%
____________________________

(1)	Adjusted EBITDA (controlling interest) is a non-GAAP performance measure and is discussed in “Supplemental Performance Measures.”
Results of Operations
The contractual structures of our investments vary from Affiliate to Affiliate, reflecting our tailored partnership approach. When we own a majority of the equity interests of an Affiliate, we consolidate the Affiliate’s financial results in our revenue, operating expenses and other non-operating income and expenses, and primarily use structured partnership interests in which we share in the Affiliate’s revenue without regard to expenses or less certain agreed-upon expenses. When we own a minority interest, we generally use the equity method of accounting and our share of the Affiliate’s financial results is reported (net of intangible amortization) in Income from equity method investments. For these equity method Affiliates, we either share in the Affiliate’s revenue without regard to expenses or share in the Affiliate’s revenue less certain agreed-upon expenses. Additional investments in existing or new Affiliates will generally impact our financial results in the year of investment and, depending upon the timing, in the following year when the full-year financial results of the Affiliate investment are reflected in our financial statements.
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
The following tables summarize our consolidated Affiliates’ average assets under management and revenue in total and by distribution channel. These amounts do not include average assets under management at equity method Affiliates, which are summarized separately in “Income from equity method investments”:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$384.2	$378.0	(2)%	$401.3	$371.9	(7)%
Revenue (in millions)	$613.1	$544.7	(11)%	$1,894.7	$1,644.2	(13)%

Our revenue decreased $68.4 million or 11% in the three months ended September 30, 2016. This decrease was primarily due to a decline in our ratio of average fee rates at existing Affiliates which reduced asset-based fees by $39.3 million or 6%, including a reduction in asset-based fees related to renewal commissions at one of our Affiliates in the United Kingdom. The reduction in asset-based fees related to renewal commissions was the result of a regulatory change and was offset by a decline in distribution expenses at the Affiliate that reduced our Selling, general and administrative expenses. The decrease in revenue was also due to a decline in average assets under management at existing Affiliates, which reduced asset-based fees $20.3 million or 3%, and a decline in performance fees and other fees at existing Affiliates of $13.0 million or 2%. These decreases were partially offset by an increase in revenue from our 2015 investments in new Affiliates of $4.2 million. The decline in our ratio of average fee rates was due to the aforementioned decline in asset-based fees related to renewal commissions, as well as changes in the composition of our assets under management across our distribution channels, primarily from decreases in assets under management in the Mutual Fund and Institutional distribution channels, which realize comparatively higher fee rates, partially offset by increases in assets under management in the High Net Worth distribution channel, which realizes comparatively lower fee rates. The decline in average assets under management at existing Affiliates was primarily the result of decreases from net client cash outflows and foreign exchange, partially offset by an increase from market changes.

Our revenue decreased $250.5 million or 13% in the nine months ended September 30, 2016. This decrease was due primarily to a decline in average assets under management which reduced asset-based fees $177.8 million or 9%. The decrease in revenue was also due to a decline in our ratio of average fee rates at existing Affiliates, which reduced asset-based fees $80.1 million or 4%, including a reduction in asset-based fees related to renewal commissions at one of our Affiliates in the United Kingdom. The reduction in asset-based fees related to renewal commissions was the result of a regulatory change and was offset by a decline in distribution expenses at the Affiliate that reduced our Selling, general and administrative expenses. The decrease in revenue was also the result of a decline in performance fees and other fees at existing Affiliates of $8.6 million or 1%. These decreases were partially offset by increases in revenue from our 2015 investments in new Affiliates of $16.0 million or 1%. The decline in average assets under management and our ratio of average fee rates was due to the previously discussed changes for the three months ended September 30, 2016.
The following discusses the changes in our revenue by distribution channel.
Institutional Distribution Channel

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$179.4	$175.2	(2)%	$189.5	$173.4	(8)%
Revenue (in millions)	$236.7	$215.0	(9)%	$745.1	$662.4	(11)%

Our revenue in the Institutional distribution channel decreased $21.7 million or 9% in the three months ended September 30, 2016. This decrease was due primarily to a decline in our ratio of average fee rates and a decrease in average assets under management at existing Affiliates, which reduced asset-based fees $13.2 million or 5% and $7.3 million or 3%, respectively. The decrease in revenue was also the result of a decline in performance and other fees at existing Affiliates of $2.2 million or 1%. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates. The decline in average assets under management at existing Affiliates was primarily the result of decreases from net client cash outflows and foreign exchange, partially offset by an increase from market changes.

Our revenue in the Institutional distribution channel decreased $82.7 million or 11% in the nine months ended September 30, 2016. This decrease was due primarily to a decrease in average assets under management and a decline in our ratio of average fee rates at existing Affiliates, which reduced asset-based fees $68.7 million or 9%, and $17.5 million or 2%, respectively. These decreases were partially offset by an increase in fees from our 2015 investments in new Affiliates of $2.7 million. The decline in average assets under management and our ratio of average fee rates was due to the previously discussed changes for the three months ended September 30, 2016.
Mutual Fund Distribution Channel

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$138.5	$125.3	(10)%	$146.5	$123.3	(16)%
Revenue (in millions)	$310.1	$258.6	(17)%	$951.3	$773.8	(19)%

Our revenue in the Mutual Fund distribution channel decreased $51.5 million or 17% in the three months ended September 30, 2016. This decrease was due primarily to a decrease in average assets under management which reduced asset-based fees $27.9 million or 9%. The decrease in revenue was also due to a decline in our ratio of average fee rates at existing Affiliates, which reduced asset-based fees $13.0 million or 4%, including a decline in asset-based fees related to renewal commissions at one of our Affiliates in the United Kingdom. The reduction in asset-based fees related to renewal commissions was the result of a regulatory change and was offset by a decline in distribution expenses at the Affiliate that reduced our Selling, general and administrative expenses. The decrease in revenue was also the result of a decline in performance fees and other fees at existing Affiliates of $10.6 million or 3%. The decline in average assets under management at existing Affiliates was primarily the result of decreases from net client cash outflows and foreign exchange, partially offset by an increase from market changes. The decline in our ratio of average fee rates was due to the aforementioned decline in asset-based fees related to renewal commissions and changes in the composition of our assets under management within the distribution channel, primarily from decreases in assets under management in products which realize comparatively higher fee rates, partially offset by increases in assets under management in products which realize comparatively lower fee rates.

Our revenue in the Mutual Fund distribution channel decreased $177.5 million or 19% in the nine months ended September 30, 2016. This decrease was due primarily to a decrease in average assets under management which reduced asset-based fees $144.5 million or 15%. The decrease in revenue was also due to a decline in our ratio of average fee rates, which reduced asset-based fees $23.8 million or 3%, including a decline in asset-based fees related to renewal commissions at one of our Affiliates in the United Kingdom. The reduction in asset-based fees related to renewal commissions was the result of a regulatory change and was offset by a decline in distribution expenses at the Affiliate that reduced our Selling, general and administrative expenses. The decrease in revenue was also the result of a decline in performance and other fees at existing Affiliates of $9.4 million or 1%. The decline in average assets under management and our ratio of average fee rates was due to the previously discussed changes for the three months ended September 30, 2016.
High Net Worth Distribution Channel

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$66.3	$77.5	17%	$65.3	$75.2	15%
Revenue (in millions)	$66.3	$71.1	7%	$198.3	$208.0	5%

Our revenue in the High Net Worth distribution channel increased $4.8 million or 7% in the three months ended September 30, 2016. This increase was primarily the result of an increase in average assets under management at existing Affiliates, which increased asset-based fees $5.4 million or 8%. The increase was also the result of an increase in fees from our 2015 investments in new Affiliates of $3.4 million or 5%. These increases were partially offset by a decrease in asset-based fees of $3.8 million or 6% due to a decrease in our ratio of average fee rates at existing Affiliates. The decline in our ratio of average fee rates was due to our 2015 investments in new Affiliates, which had comparatively lower fee rates than existing Affiliates.

Our revenue in the High Net Worth distribution channel increased $9.7 million or 5% in the nine months ended September 30, 2016. This increase was primarily the result of an increase in fees from our 2015 investments in new Affiliates of $13.3 million or 7%. The increase was also the result of an increase in average assets under management at existing Affiliates, which increased asset-based fees $6.9 million or 4%. These increases were partially offset by a decrease in assets-based fees of $10.6 million or 5% due to a decrease in our ratio of average fee rates at existing Affiliates. The decline in our ratio of average fee rates was due to the previously discussed changes for the three months ended September 30, 2016.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2015	2016		2015	2016
Compensation and related expenses	$243.7	$244.2	0%	$788.7	$702.9	(11)%
Selling, general and administrative	107.5	94.2	(12)%	330.5	286.7	(13)%
Intangible amortization and impairments	30.5	26.9	(12)%	86.4	82.2	(5)%
Depreciation and other amortization	4.5	5.0	11%	13.5	15.0	11%
Other operating expenses (net)	11.7	3.4	(71)%	33.8	25.9	(23)%
Total operating expenses	$397.9	$373.7	(6)%	$1,252.9	$1,112.7	(11)%
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
There were no significant changes in Compensation and related expenses in the three months ended September 30, 2016. Compensation and related expenses decreased $85.8 million or 11% in the nine months ended September 30, 2016, primarily as a result of decreases in compensation expenses at existing Affiliates of $74.4 million and compensation expenses associated with Affiliate equity transactions of $24.6 million.  These decreases were partially offset by an increase in compensation expense from our 2015 investments in new Affiliates of $7.2 million.  These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $13.3 million or 12% in the three months ended September 30, 2016, primarily from a decrease in sub-advisory and distribution expenses of $14.9 million in the Mutual Fund distribution channel.
Selling, general and administrative expenses decreased $43.8 million or 13% in the nine months ended September 30, 2016, primarily from a decrease in sub-advisory and distribution expenses of $50.7 million in the Mutual Fund distribution channel. This decrease was partially offset by an increase in professional fees of $7.9 million.
Other operating expenses (net) decreased $8.3 million or 71% in the three months ended September 30, 2016, primarily from net gains on Affiliates’ consolidated investment products of $6.8 million.
Other operating expenses (net) decreased $7.9 million or 23% in the nine months ended September 30, 2016, primarily from net gains on Affiliates’ consolidated investment products of $6.8 million.
Income from Equity Method Investments
When we own a minority interest in an Affiliate, we either share in the Affiliate’s revenue without regard to expenses or less certain agreed-upon expenses. When we share in the Affiliate’s revenue without regard to expenses, we are allocated a set percentage of revenue, with the remaining revenue available to the Affiliate to fund its operating expenses and distributions to Affiliate management. When we share in the Affiliate’s revenue less certain agreed-upon expenses, our distributions are calculated by reference to the Affiliate’s revenue net of the agreed-upon categories of expenses.
For our minority investments in our Affiliates, we generally use the equity method of accounting.  Under the equity method of accounting, we only recognize our share of the Affiliate’s revenue without regard to expenses or less certain agreed-upon expenses, net of equity method intangible amortization.

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
The following table summarizes our equity method Affiliates’ average assets under management, equity method earnings and equity method amortization:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2016	% Change	2015	2016	% Change
Average Assets under Management (in billions)	$227.4	$285.5	26%	$226.0	$273.6	21%
Income from equity method investments (in millions)
Equity method earnings	$66.5	$81.5	23%	$197.3	$243.7	24%
Equity method intangible amortization	8.6	14.0	63%	26.1	43.0	65%
Total	$57.9	$67.5	17%	$171.2	$200.7	17%

Equity method earnings increased $15.0 million or 23% in the three months ended September 30, 2016, primarily from an increase in earnings from our 2015 and 2016 investments in new Affiliates of $13.2 million or 20% and an increase in earnings from existing Affiliates of $6.3 million or 10%.  This increase was partially offset by a decrease in performance fees of $4.5 million or 7%. Equity method intangible amortization increased $5.4 million or 63% in the three months ended September 30, 2016, primarily as a result of amortization on our 2015 and 2016 investments in new Affiliates of $4.9 million.

Equity method earnings increased $46.4 million or 24% in the nine months ended September 30, 2016, primarily from an increase in earnings from our 2015 and 2016 investments in new Affiliates of $40.1 million or 20% and an increase in earnings from existing Affiliates of $6.7 million or 4%. Equity method intangible amortization increased $16.9 million or 65% in the nine months ended September 30, 2016, primarily as a result of amortization on our 2015 and 2016 investments in new Affiliates of $14.6 million, and a net increase in amortization for existing affiliates of $2.3 million.
Other Non-Operating (Income) and Expenses
The following table summarizes Other non-operating (income) and expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2015	2016	% Change	2015	2016	% Change
Investment and other (income) expense	$0.1	$(11.0)	N.M. (1)	$(16.6)	$(26.7)	61%
Interest expense	23.6	22.4	(5)%	68.2	66.4	(3)%
Imputed interest expense and contingent payment arrangements	0.3	0.9	N.M. (1)	(40.0)	(0.2)	(100)%
Income taxes	58.1	51.3	(12)%	202.2	161.1	(20)%
___________________________

(1)	Percentage change is not meaningful.

Investment and other income increased $11.1 million in the three months ended September 30, 2016, principally as a result of an increase in realized gains on the sale of available-for-sale securities of $5.5 million and increases in the fair value of investments of $5.2 million.
Investment and other income increased $10.1 million or 61% in the nine months ended September 30, 2016, principally as a result of an increase in realized gains on the sale of available-for-sale securities of $6.7 million, increases in the fair value of investments of $4.0 million and foreign exchange gains of $1.2 million. These increases were partially offset by decreases in dividend income of $1.5 million.
There were no significant changes in Imputed interest expense and contingent payment arrangements in the three months ended September 30, 2016. Imputed interest expense and contingent payment arrangements increased $39.8 million in the nine months ended September 30, 2016. This increase was primarily a result of a $44.7 million reduction in gains on the revaluation of contingent payment arrangements.
Income tax expense decreased $6.8 million or 12% and $41.1 million or 20% in the three and nine months ended September 30, 2016, respectively, principally from a decrease in Income before income taxes attributable to the controlling interest.
Net Income
The previously discussed changes in revenue, expenses and Income from equity method investments had the following effect on Net income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2015	2016	% Change	2015	2016	% Change
Net income	$191.0	$174.9	(8)%	$599.2	$531.6	(11)%
Net income (non-controlling interests)	83.3	65.7	(21)%	237.2	210.5	(11)%
Net income (controlling interest)	107.7	109.2	1%	362.0	321.1	(11)%
Liquidity and Capital Resources
During the nine months ended September 30, 2016, we met our cash requirements primarily through cash generated by operating activities, net borrowings under our credit facilities and the settlement of a portion of a forward equity agreement. Our principal uses of cash were to make investments in new Affiliates, make distributions to Affiliate equity holders and general working capital purposes.
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
Cash and cash equivalents were $563.8 million and $422.0 million at December 31, 2015 and September 30, 2016, respectively, including $98.6 million and $23.5 million, respectively, in our wholly-owned foreign subsidiaries. If we repatriated foreign cash and cash equivalents from our wholly-owned foreign subsidiaries, we do not anticipate that we would need to accrue or pay any significant additional U.S. taxes.
The following summarizes our cash flow activities:

	For the Nine Months Ended September 30,
(in millions)	2015	2016
Operating cash flow	$856.2	$683.1
Investing cash flow	(62.4)	(868.7)
Financing cash flow	(794.9)	38.0

Operating Cash Flow

The decrease in cash flows from operations in the nine months ended September 30, 2016 of $173.1 million resulted principally from a $67.6 million decrease in Net income, a $61.5 million increase in settlements of Payables, accrued liabilities and other liabilities, primarily due to decreases in compensation accruals and a $35.9 million decrease in net Distributions received from equity method investments.
Investing Cash Flow
Net cash flow used in investing activities increased $806.3 million in the nine months ended September 30, 2016, primarily due to an increase in Investments in Affiliates of $834.9 million and Sale of investment securities.
Financing Cash Flow
Net cash flow from financing activities increased $832.9 million in the nine months ended September 30, 2016, due to a $346.2 million decrease in Repurchases of common stock, a $327.7 million decrease in net repayments of senior debt, a $109.2 million increase in Issuances of common stock, and a $66.8 million decrease in Distributions to non-controlling interests.
The following table summarizes certain key financial data relating to our outstanding indebtedness:

(in millions)	December 31, 2015	September 30, 2016
Senior bank debt	$643.3	$873.5
Senior notes	937.1	938.8
Convertible securities	299.0	301.0
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
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. As of September 30, 2016, we were in compliance with all terms of our credit facilities. As of September 30, 2016, we had approximately $960 million of remaining capacity under our revolver, and could borrow all such capacity and remain in compliance with our credit facilities.
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
Forward Equity and Equity Distribution Program

In June 2016, we entered into an agreement to sell approximately 2.9 million shares of our common stock at a price of $167.25 per share (a “forward equity agreement”).  We have the option to cash, share or net share settle all or a portion of the agreement in one or more transactions until June 2017.  During the quarter, we issued 0.9 million shares to settle a portion of the forward equity agreement and received proceeds of $150.3 million. As of September 30, 2016, 2.0 million shares remain unsettled. We expect to settle all or a significant amount of the remaining portion of the forward equity agreement by December 31, 2016 and assuming full physical settlement, net proceeds to us would be approximately $330 million.

Separately, in June 2016, we entered into equity distribution and forward equity agreements with several major securities firms under which we, from time to time, may issue and sell shares (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million.  These agreements replaced our previous forward equity program. As of September 30, 2016, no sales have occurred under these agreements.
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
As of September 30, 2016, our current redemption value of $778.5 million for these interests has been presented as Redeemable non-controlling interests on our Consolidated Balance Sheets. Although the timing and amounts of these purchases are difficult to predict, we repurchased $44.5 million of Affiliate equity during the nine months ended September 30, 2016, and expect to repurchase approximately $75 million in 2016. In the event of a repurchase, we would become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain investment partnerships. As of September 30, 2016, these unfunded commitments totaled $91.8 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $14.0 million of these commitments if they are called.
As of September 30, 2016, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 of up to $84.9 million associated with our consolidated Affiliates and $316.5 million associated with our equity method Affiliates. We expect to make payments of $10.3 million (none in 2016) of the $84.9 million related to our consolidated Affiliates and no payments in 2016 related to our equity method Affiliates.
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
Share Repurchases
Our Board of Directors has periodically authorized share repurchase programs, most recently in May 2015. In the nine months ended September 30, 2016, we repurchased 0.2 million shares at an average price per share of $161.16, all of which occurred in the first three months of the period. As of September 30, 2016, 2.1 million shares remained available for repurchase under the May 2015 program, which does not expire.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2016. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Contractual Obligations(1)
Senior bank debt	$875.0	$—	$—	$875.0	$—
Senior notes	1,519.2	3.2	84.0	84.0	1,348.0
Junior convertible securities	902.3	5.5	44.4	44.4	808.0
Leases(2)	226.8	9.5	70.9	60.8	85.6
Affiliate equity	26.7	25.6	1.1	—	—
Total contractual obligations	$3,550.0	$43.8	$200.4	$1,064.2	$2,241.6
Contingent Obligations
Contingent payment obligations(3)	$10.3	$—	$8.6	$1.7	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $91.8 million and $25.7 million, respectively, as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $3.0 million through 2016, $22.0 million in 2017-2018, $20.4 million in 2019-2020 and $38.7 million thereafter.

(3)
The contingent payment obligations disclosed in the table represent our expected settlement amounts. The maximum settlement amount through 2016 is $99.2 million, $290.5 million in 2017-2018, $11.7 million in 2019-2020 and none thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2016, except as noted below. Please refer to Item 7A in our 2015 Annual Report on Form 10-K.
Foreign Currency Exchange Risk
To illustrate the effect of possible changes in currency exchange rates, as of September 30, 2016, a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of approximately $4.4 million and $2.1 million, respectively, and changes to income before income taxes of $0.6 million and $0.3 million, respectively.

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

Item 5.	Other Information
The Company’s Board of Directors has amended and restated the Company’s By-laws, effective as of the date of this Quarterly Report on Form 10-Q, following the Board of Directors’ regular review of the Company’s governance and organizational documents. Among other changes, these amendments require, as to stockholder proposals and director nominations, that stockholder proponents provide (i) the full text of submitted stockholder proposals, (ii) their interests in the Company, including as to common stock and derivative positions, (iii) voting agreements, (iv) entitlements to performance-related fees, if any, and (v) other categories of information. The amendments also require that stockholder nominees complete customary director and officer questionnaires, as is required of other nominees, and disclose compensatory arrangements, voting commitments and other information, so that stockholders may have full information when making voting decisions.

The By-law amendments further require that unless the Company consents in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no such state court has jurisdiction, the federal court for the District of Delaware) shall be the sole and exclusive forum for specified types of legal actions. Covered actions include, among others, those (i) brought on behalf of the Company as a derivative action, (ii) asserting a breach of fiduciary duty, including the aiding and abetting of such a breach, (iii) asserting a claim under the General Corporation Law of the State of Delaware, and (iv) asserting an “internal corporate claim” or claim that is governed by the internal affairs doctrine. The Board of Directors considered various factors in its determination to adopt this provision, including, among others, prevailing market practices, that the Company is incorporated under the laws of the State of Delaware, and statutory provisions and case law upholding and enforcing such provisions. Further, the Board of Directors considered the fact that adopting an exclusive forum would not prevent stockholders from bringing the specified claims, the importance to the Company and its stockholders of preventing resources from being unnecessarily diverted to address duplicative, costly and wasteful multi-forum litigation, and the value of facilitating consistency and predictability in litigation outcomes.
The summary above is qualified in its entirety by the text of the amended and restated By-laws, which are attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

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

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 7, 2016	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-laws.
10.1	Form of Equity Distribution Agreement, dated as of August 16, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 17, 2016).
10.2	Form of Master Confirmation Letter Agreement, dated as of August 16, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 17, 2016).
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Equity for the nine-month periods ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

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