Form 10-K/A
period 2016-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2017-03-31
CIK 1004434

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $140.77 on that date on the New York Stock Exchange, was $7,547,517,704. Calculation of holdings by non-affiliates is based upon the assumption, for this purpose only, that executive officers, directors and any persons holding 10% or more of the registrant's common stock are affiliates. There were 56,600,407 shares of the registrant's common stock outstanding on March 28, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 13, 2017 are incorporated by reference into Part III.

Explanatory Note

On February 24, 2017, Affiliated Managers Group, Inc. (“AMG”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

This Form 10-K/A filing provides supplemental financial statements under Item 15 for AQR Capital Management Holdings, LLC, an Affiliate in which AMG owns a minority interest.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements. See Item 8 of the original Form 10-K filed on February 24, 2017 by AMG.

(2) Financial Statement Schedule. See Item 8 of the original Form 10-K filed on February 24, 2017 by AMG. Also see Exhibit 99.1 for the separate financial statements of AQR Capital Management Holdings, LLC and Subsidiaries, which are incorporated by reference herein.

(3)	Exhibits: See the Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2017.

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

10.1†	Affiliated Managers Group, Inc. Defined Contribution Plan(10)
10.2†	Affiliated Managers Group, Inc. Executive Incentive Plan(11)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan(12)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan(12)
10.5†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan(3)
10.6†	Affiliated Managers Group, Inc. Amended and Restated Long-Term Stock and Investment Plan(6)
10.7†	Affiliated Managers Group, Inc. Executive Retention Plan(13)
10.8†	Affiliated Managers Group, Inc. Deferred Compensation Plan(14)
10.9†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP(15)
10.10†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan(16)
10.11†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP(17)
10.12†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan, LP(18)
10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(19)
10.14†	Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(20)
10.15†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan(28)

10.16†	Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan(21)
10.17†	Form of Affiliated Managers Group, Inc. Award Agreement(6)
10.18†	Form of Indemnification Agreement entered into by each Director and Executive Officer(22)
10.19†	Service Agreement, dated as of June 7, 2011, by and between Affiliated Managers Group Limited and Andrew Dyson(23)
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

10.23	Commitment Increase Agreement, dated as of June 3, 2016, among Affiliated Managers Group, Inc., Bank of America, N.A., and certain lenders party thereto(25)
10.24	Form of Equity Distribution Agreement, dated as of June 6, 2016(25)
10.25	Form of Confirmation Letter Agreement, dated as of June 6, 2016(25)
10.26	Confirmation Letter Agreement, dated as of June 6, 2016(26)
10.27	Form of Equity Distribution Agreement, dated as of August 16, 2016(27)
10.28	Form of Master Confirmation Letter Agreement, dated as of August 16, 2016(27)
21.1	Schedule of Subsidiaries(28)
23.1	Consent of PricewaterhouseCoopers LLP(28)
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(28)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(28)
31.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(29)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(29)
32.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
99.1	Financial Statements of AQR Capital Management Holdings, LLC and Subsidiaries*
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (ii) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (iii) the Consolidated Statement of Equity for the years ended December 31, 2016, 2015, and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (v) the Notes to the Consolidated Financial Statements.(28)

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

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (No. 001-13459), filed February 24, 2017, which is being amended hereby

(29)	Previously furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (No. 001-13459), filed February 24, 2017, which is being amended hereby