Form 10-Q
period 2017-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2017-05-05
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

QuickLinks -- Click here to rapidly navigate through this document

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,602,482 shares of the registrant’s common stock outstanding on May 2, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2016	2017
Revenue	$545.4	$544.3
Operating expenses:
Compensation and related expenses	226.7	242.0
Selling, general and administrative	95.9	88.7
Intangible amortization and impairments	26.6	21.9
Depreciation and other amortization	5.0	5.2
Other operating expenses (net)	12.4	9.9
	366.6	367.7
Operating income	178.8	176.6
Income from equity method investments	68.0	85.9
Other non-operating (income) and expenses:
Investment and other income	(4.0)	(13.5)
Interest expense	22.3	21.9
Imputed interest expense and contingent payment arrangements	(2.0)	0.8
	16.3	9.2
Income before income taxes	230.5	253.3
Income taxes	57.0	59.7
Net income	173.5	193.6
Net income (non-controlling interests)	(69.5)	(71.1)
Net income (controlling interest)	$104.0	$122.5
Average shares outstanding (basic)	54.0	56.7
Average shares outstanding (diluted)	56.6	59.2
Earnings per share (basic)	$1.93	$2.16
Earnings per share (diluted)	$1.90	$2.13
Dividends per share	$—	$0.20
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2016	2017
Net income	$173.5	$193.6
Other comprehensive income (loss):
Controlling interest:
Foreign currency translation gain	2.9	11.3
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(1.0)	(0.6)
Change in net unrealized gain (loss) on investment securities, net of tax	(10.5)	3.5
Other comprehensive income (loss) (controlling interest)	(8.6)	14.2
Non-controlling interest:
Foreign currency translation gain (loss)	(4.9)	0.9
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.1)	0.3
Change in net unrealized gain (loss) on investment securities, net of tax	(0.3)	1.4
Other comprehensive income (loss) (non-controlling interest)	(5.3)	2.6
Other comprehensive income (loss)	(13.9)	16.8
Comprehensive income	159.6	210.4
Comprehensive income (non-controlling interests)	(64.2)	(73.7)
Comprehensive income (controlling interest)	$95.4	$136.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2016	March 31, 2017
Assets
Cash and cash equivalents	$430.8	$293.6
Receivables	383.3	449.0
Investments in marketable securities	122.4	115.5
Other investments	147.5	148.8
Fixed assets (net)	110.1	109.1
Goodwill	2,628.1	2,633.7
Acquired client relationships (net)	1,497.4	1,482.4
Equity method investments in Affiliates	3,368.3	3,298.8
Other assets	61.2	59.2
Total assets	$8,749.1	$8,590.1
Liabilities and Equity
Payables and accrued liabilities	$729.3	$541.6
Senior bank debt	868.6	783.7
Senior notes	939.4	940.0
Convertible securities	301.6	302.3
Deferred income taxes	660.8	666.7
Other liabilities	149.4	253.3
Total liabilities	3,649.1	3,487.6
Commitments and contingencies (Note 5)
Redeemable non-controlling interests	673.5	733.5
Equity:
Common stock	0.6	0.6
Additional paid-in capital	1,073.5	925.2
Accumulated other comprehensive loss	(122.9)	(108.7)
Retained earnings	3,054.4	3,165.4
	4,005.6	3,982.5
Less: Treasury stock, at cost	(386.0)	(397.6)
Total stockholders' equity	3,619.6	3,584.9
Non-controlling interests	806.9	784.1
Total equity	4,426.5	4,369.0
Total liabilities and equity	$8,749.1	$8,590.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2015	55.8	$0.6	$694.9	$(18.1)	$2,581.6	$(421.9)	$932.0	$3,769.1
Net income	—	—	—	—	104.0	—	69.5	173.5
Other comprehensive loss	—	—	—	(8.6)	—	—	(5.3)	(13.9)
Share-based compensation	—	—	9.2	—	—	—	—	9.2
Common stock issued under share-based incentive plans	—	—	(25.5)	—	—	24.5	—	(1.0)
Share repurchases	—	—	—	—	—	(33.4)	—	(33.4)
Affiliate equity activity:
Affiliate equity expense	—	—	1.3	—	—	—	3.9	5.2
Issuances	—	—	(3.5)	—	—	—	6.7	3.2
Repurchases	—	—	8.5	—	—	—	—	8.5
Changes in redemption value of Redeemable non-controlling interests	—	—	(45.3)	—	—	—	—	(45.3)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(5.7)	(5.7)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	4.6	4.6
Distributions to non-controlling interests	—	—	—	—	—	—	(101.6)	(101.6)
March 31, 2016	55.8	$0.6	$639.6	$(26.7)	$2,685.6	$(430.8)	$904.1	$3,772.4

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2016	58.5	$0.6	$1,073.5	$(122.9)	$3,054.4	$(386.0)	$806.9	$4,426.5
Net income	—	—	—	—	122.5	—	71.1	193.6
Other comprehensive income	—	—	—	14.2	—	—	2.6	16.8
Share-based compensation	—	—	9.4	—	—	—	—	9.4
Common stock issued under share-based incentive plans	—	—	(63.3)	—	—	68.4	—	5.1
Share repurchases	—	—	—	—	—	(80.0)	—	(80.0)
Dividends	—	—	—	—	(11.5)	—	—	(11.5)
Issuance costs and other	—	—	0.1	—	—	—	—	0.1
Affiliate equity activity:
Affiliate equity expense	—	—	4.0	—	—	—	12.6	16.6
Issuances	—	—	(1.2)	—	—	—	2.0	0.8
Repurchases	—	—	34.2	—	—	—	—	34.2
Changes in redemption value of Redeemable non-controlling interests	—	—	(131.5)	—	—	—	—	(131.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(25.7)	(25.7)
Capital contributions	—	—	—	—	—	—	6.6	6.6
Distributions to non-controlling interests	—	—	—	—	—	—	(92.0)	(92.0)
March 31, 2017	58.5	$0.6	$925.2	$(108.7)	$3,165.4	$(397.6)	$784.1	$4,369.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2016	2017
Cash flow from (used in) operating activities:
Net income	$173.5	$193.6
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	26.6	21.9
Depreciation and other amortization	5.0	5.2
Deferred income tax provision	27.5	35.3
Imputed interest expense and contingent payment arrangements	(2.0)	0.8
Income from equity method investments, net of amortization	(68.0)	(85.9)
Distributions received from equity method investments	124.3	189.9
Amortization of issuance costs	1.2	1.1
Share-based compensation and Affiliate equity expense	15.2	26.0
Other non-cash items	(0.1)	(7.6)
Changes in assets and liabilities:
Purchases of trading securities by Affiliate sponsored consolidated products	(17.1)	(9.1)
Sales of trading securities by Affiliate sponsored consolidated products	16.6	7.1
Increase in receivables	(94.2)	(75.1)
Increase in other assets	(2.2)	(0.7)
Decrease in payables, accrued liabilities and other liabilities	(180.7)	(180.4)
Cash flow from operating activities	25.6	122.1
Cash flow from (used in) investing activities:
Investments in Affiliates	(551.3)	(4.7)
Purchase of fixed assets	(4.1)	(4.1)
Purchase of investment securities	(2.7)	(6.2)
Sale of investment securities	7.2	31.3
Cash flow from (used in) investing activities	(550.9)	16.3
Cash flow from (used in) financing activities:
Borrowings of senior debt	515.0	75.0
Repayments of senior debt and convertible securities	(95.0)	(160.0)
Issuance of common stock	4.5	20.3
Dividends paid on common stock	—	(11.3)
Repurchase of common stock	(16.9)	(80.0)
Note and contingent payments	2.2	1.8
Distributions to non-controlling interests	(101.6)	(92.0)
Affiliate equity issuances and repurchases	(54.1)	(17.6)
Settlement of forward equity sale agreement	—	5.2
Other financing items	5.7	(18.8)
Cash flow from (used in) financing activities	259.8	(277.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(4.3)	1.8
Net decrease in cash and cash equivalents	(269.8)	(137.2)
Cash and cash equivalents at beginning of period	563.8	430.8
Net cash inflows upon the consolidation and deconsolidation of Affiliate sponsored products	3.6	—
Cash and cash equivalents at end of period	$297.6	$293.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Recent Accounting Developments
Effective January 1, 2017, the Company adopted the following updates to GAAP:

•	ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting

•	ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

The adoption of these updates did not have a significant impact on the Company’s Consolidated Financial Statements.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, and subsequently issued several related amendments. The new standard provides a comprehensive model for revenue recognition and is effective for interim and fiscal periods beginning after December 15, 2017. The standard may be adopted using either the full or modified retrospective methods. The Company continues to evaluate the impact of this standard on its Consolidated Financial Statements, but it does not expect the adoption to significantly impact the timing of the recognition of a majority of its Revenue.
In January 2016, the FASB issued ASU 2016-01, Fair Value: Recognition and Measurement of Financial Assets and Liabilities.  Under the new standard, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings.  The standard is effective for interim and fiscal periods beginning after December 15, 2017 and must be adopted using a modified retrospective method.  The impact of this standard on the Company’s Consolidated Financial Statements will depend on the equity investments held by the Company at the time of adoption.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial position. The standard is effective for interim and fiscal periods beginning after December 15, 2018 and must be adopted using a modified retrospective method. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. The standard is effective for interim and fiscal periods beginning after December 15, 2017 and must be adopted using a modified retrospective method. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and fiscal periods beginning after December 15, 2017 and must be adopted using a modified retrospective method. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for interim and fiscal periods beginning after December 15, 2019 and must be adopted using a modified retrospective method. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2016 and March 31, 2017 were $122.4 million and $115.5 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading:

	Available-for-Sale		Trading
	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017
Cost	$66.1	$42.2	$34.4	$41.0
Unrealized gains	17.6	24.6	6.6	8.3
Unrealized losses	(1.8)	—	(0.5)	(0.6)
Fair Value	$81.9	$66.8	$40.5	$48.7
For the three months ended March 31, 2016 and 2017, the Company received proceeds of $5.8 million and $30.2 million, respectively, from the sale of investments classified as available-for-sale and recorded gains of $1.7 million and $5.8 million, respectively. These gains and losses were recorded in Investment and other income. There were no significant realized gains or losses on investments classified as trading in the three months ended March 31, 2016 and 2017.

4.	Investments in Affiliates and Affiliate Sponsored Investment Products
In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the entity’s total equity investment at risk is sufficient to enable the entity to finance its activities independently and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investing decisions of the VRE or holds the majority voting interest. The Company consolidates VIEs when it has a controlling financial interest, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the VIE.

Investments in Affiliates

Substantially all of the Company’s Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests, of Affiliates considered VIEs and accounted for under the equity method of accounting, was $1.0 billion as of both December 31, 2016 and March 31, 2017. The Company’s carrying value and maximum exposure to loss for these Affiliates was $2.8 billion as of both December 31, 2016 and March 31, 2017.

Affiliate Sponsored Investment Products

The Company’s consolidated Affiliates sponsor various investment products for which they also act as the investment advisor, and, in some cases, these products are considered VIEs. These investment products are typically owned primarily by third-party investors; however, certain products are capitalized with seed capital investments from Affiliates. Third-party investors are generally entitled to substantially all of the economics of these VIEs, except for the management and performance fees earned by Affiliates or any gains or losses attributable to Affiliates’ investments in these products. As a result, Affiliates do not generally consolidate these VIEs unless the Affiliate’s interest in the product is considered substantial. When consolidating

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

these VIEs, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities with corresponding changes in the investments’ fair values reflected in Other operating expenses (net). Purchases and sales of securities are presented within purchases and sales by Affiliate sponsored consolidated products in the Consolidated Statements of Cash Flows. When Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated.

The Company's Affiliates’ involvement with unconsolidated VIEs is generally limited to that of a service provider, and their investment, if any, represents an insignificant interest in the relevant investment entities’ net assets under management. The Company's Affiliates’ exposure to risk in these entities is generally limited to any capital contribution it has made or is required to make and any earned but uncollected management and performance fees. The Company and its Affiliates have not issued any investment performance guarantees to these VIEs or their investors.
The net assets and liabilities of unconsolidated VIEs and the Company’s maximum risk of loss were as follows:

	December 31, 2016		March 31, 2017
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$1,756.6	$9.4	$1,818.5	$9.7

5.	Commitments and Contingencies
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of March 31, 2017, these unfunded commitments were $97.1 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $11.0 million of these commitments if they are called.
As of March 31, 2017, the Company was contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019. For its consolidated Affiliates, the Company was contingently liable for up to $84.9 million, $57.5 million of which expire during the three months ending June 30, 2017, and expects to make payments of $10.3 million ($3.0 million in 2017). The present value of these expected payments was $8.9 million as of March 31, 2017. For its equity method Affiliates, the Company was contingently liable for up to $170.0 million, and expects to make no payments in 2017.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 12. In addition, in connection with an investment in an Affiliate accounted for under the equity method, the Company entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to sell a portion of its ownership interest in the Affiliate to the Company annually beginning in 2018. The purchase price of these conditional purchases will be at fair market value on the date of the transaction.
The Company and certain Affiliates operate under regulatory authorities that require that they maintain minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.

6.	Fair Value Measurements

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$64.1	$64.1	$—	$—
Investments in marketable securities(1)
Trading securities	40.5	40.5	—	—
Available-for-sale securities	81.9	81.9	—	—
Other investments	3.4	3.4	—	—
Foreign currency forward contracts(2)	0.6	—	0.6	—
Financial Liabilities(2)
Contingent payment arrangements	$8.6	$—	$—	$8.6
Affiliate equity obligations	12.1	—	—	12.1
Foreign currency forward contracts	0.5	—	0.5	—

		Fair Value Measurements
	March 31, 2017
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$26.3	$26.3	$—	$—
Investments in marketable securities(1)
Trading securities	48.7	48.7	—	—
Available-for-sale securities	66.8	66.8	—	—
Foreign currency forward contracts(2)	0.3	—	0.3	—
Financial Liabilities(2)
Contingent payment arrangements	$8.9	$—	$—	$8.9
Affiliate equity obligations	91.5	—	—	91.5
Foreign currency forward contracts	0.1	—	0.1	—
__________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other assets or Other liabilities.
The following are descriptions of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds, without enacted liquidity fees or redemption gates.
Investments in marketable securities consist primarily of investments in publicly traded securities and in funds advised by Affiliates that are valued at NAV. Publicly traded securities and funds advised by Affiliates are valued using unadjusted quoted market prices for identical instruments in active markets and are classified as level 1. Publicly traded securities valued using

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active and are classified as level 2.
Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company’s investments in consolidated Affiliates. The significant unobservable inputs that are used in the fair value measurement of these obligations are growth and discount rates. Increases in the growth rate result in a higher obligation while increases in the discount rate result in a lower obligation.
Affiliate equity obligations include agreements to repurchase Affiliate equity. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while increases in the discount rate result in a lower obligation.
Foreign currency forward contracts use model-derived valuations in which all significant inputs are observable in active markets to determine fair value and are classified as level 2.
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between level 1 and level 2 in the three months ended March 31, 2016 and 2017.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 liabilities:

	For the Three Months Ended March 31,
	2016			2017
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$10.2		$62.3	$8.6		$12.1
Net (gains) losses	(2.4)	(1)	—	0.3	(1)	—
Purchases and issuances	—		30.1	—		99.6
Settlements and reductions	—		(56.8)	—		(20.2)
Balance, end of period	$7.8		$35.6	$8.9		$91.5

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$(2.4)	(1)	$—	$0.3	(1)	$—
___________________________

(1)	Accretion and changes in the expected value of the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 financial liabilities:

	Quantitative Information About Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2016	Range at December 31, 2016	Fair Value at March 31, 2017	Range at March 31, 2017
Contingent payment arrangements	Discounted cash flow	Growth rates	$8.6	3% - 8%	$8.9	3% - 8%
		Discount rates		14% - 15%		14% - 16%
Affiliate equity obligations	Discounted cash flow	Growth rates	12.1	4% - 10%	91.5	4% - 10%
		Discount rates		15% - 16%		12% - 17%
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2016		March 31, 2017
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$137.8	$92.2	$141.9	$97.1
Other funds(2)	9.7	—	6.9	—
Other investments	147.5	92.2	148.8	97.1
Marketable securities	27.1	—	36.1	—
Total	$174.6	$92.2	$184.9	$97.1
___________________________

(1)
To determine the fair value, the Company uses NAV as a practical expedient one quarter in arrears (adjusted for current period calls and distributions). These funds primarily invest in a broad range of private equity funds, as well as making direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.

(2)
To determine the fair value, the Company uses NAV as a practical expedient. These are multi-disciplinary funds that invest across various asset classes and strategies, including long/short equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.

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

	December 31, 2016		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$945.1	$936.0	$945.3	$962.2	Level 2
Convertible securities	307.5	466.9	308.0	489.5	Level 2

7.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Total
Balance, as of December 31, 2016	$2,628.1
Foreign currency translation	5.6
Balance, as of March 31, 2017	$2,633.7

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2016	$1,290.0	$(788.1)	$501.9	$995.5	$1,497.4
Intangible amortization and impairments	—	(21.9)	(21.9)	—	(21.9)
Foreign currency translation	1.0	—	1.0	5.9	6.9
Balance, as of March 31, 2017	$1,291.0	$(810.0)	$481.0	$1,001.4	$1,482.4
Definite-lived acquired client relationships are amortized over their expected useful lives. As of March 31, 2017, these relationships were being amortized over a weighted average life of approximately twelve years. The Company recorded

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

amortization expense, in Intangible amortization and impairments, for these relationships of $26.6 million and $21.9 million for the three months ended March 31, 2016 and 2017, respectively. Based on relationships existing as of March 31, 2017, the Company estimates that its consolidated annual amortization expense will be approximately $85 million in each of 2017, 2018 and 2019, $50 million in 2020 and $30 million in 2021.

8.	Equity Method Investments in Affiliates
The following table presents the change in Equity method investments in Affiliates:

Total
Balance, as of December 31, 2016	$3,368.3
Equity method earnings	107.6
Equity method intangible amortization	(21.7)
Distributions from equity method investments	(189.9)
Investments	29.9
Foreign currency translation	2.6
Other	2.0
Balance, as of March 31, 2017	$3,298.8
The intangible assets associated with the Company’s equity method investments in Affiliates consist of definite-lived and indefinite-lived acquired client relationships and goodwill. As of March 31, 2017, the definite-lived relationships were being amortized over a weighted average life of approximately 13 years. The Company recorded amortization expense in Income from equity method investments for these relationships of $14.2 million and $21.7 million for the three months ended March 31, 2016 and 2017, respectively. Based on relationships existing as of March 31, 2017, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates to be approximately $80 million for each of the next five years.
The financial results of certain equity method Affiliates are recognized in the Consolidated Financial Statements one quarter in arrears.
For the three months ended March 31, 2016 and 2017, one of the Company’s equity method Affiliates recognized revenue of $206.1 million and $265.6 million, respectively, and net income of $111.6 million and $148.6 million, respectively.

9.	Related Party Transactions
A prior owner of one of the Company’s Affiliates retained an interest in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interest is presented in the Company’s Consolidated Balance Sheets as either a liability in Other liabilities or as Non-controlling interests, depending on the structure of the prior owner’s investments in the partnerships. The total liability was $67.8 million and $66.9 million at December 31, 2016 and March 31, 2017, respectively. The total non-controlling interest was $2.5 million and $2.1 million at December 31, 2016 and March 31, 2017, respectively.
In certain cases, Affiliate management owners and Company officers may serve as trustees or directors of certain investment vehicles from which an Affiliate earns advisory fee revenue.
The Company has liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The total amounts payable were $8.6 million and $8.9 million as of December 31, 2016 and March 31, 2017, respectively, and were included in Other liabilities.
The Company has related party transactions in association with its Affiliate equity transactions, as more fully described in Notes 11 and 12.

10.	Share-Based Compensation

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of share-based compensation expense:

	For the Three Months Ended March 31,
	2016	2017
Share-based compensation	$9.2	$9.4
Tax benefit	3.6	3.6
The Company has $66.4 million and $93.7 million of unrecognized share-based compensation as of December 31, 2016 and March 31, 2017, respectively, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding - December 31, 2016	1.4	$108.53
Options granted	0.0	152.36
Options exercised	(0.4)	96.70
Options forfeited	0.0	142.19
Unexercised options outstanding - March 31, 2017	1.0	112.38	3.1
Exercisable at March 31, 2017	0.6	104.20	1.5

As of March 31, 2017, 0.2 million options outstanding have expiration dates prior to the end of 2017.
For the three months ended March 31, 2016 and 2017, the Company granted stock options with fair values of $16.0 million and $0.4 million, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The fair value of options granted was estimated using the Black-Scholes option pricing model. For the three months ended March 31, 2016 and 2017, the weighted average fair value of options granted was $38.90 and $46.49, per option, respectively, based on the weighted-average grant date assumptions stated below.

	For the Three Months Ended March 31,
	2016	2017
Dividend yield	—%	0.5%
Expected volatility	30.6%	30.1%
Risk-free interest rate	1.6%	2.2%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2016	0.6	$168.84
Units granted	0.2	152.88
Units vested	(0.2)	167.14
Units forfeited	(0.0)	170.73
Unvested units - March 31, 2017	0.6	163.14

For the three months ended March 31, 2016 and 2017, the Company granted awards with fair values of $27.7 million and $36.4 million, respectively. These awards were valued based on the closing price of the Company’s common stock on the grant date and contain vesting conditions requiring service over a period of three to four years. In certain circumstances, awards also require certain performance conditions to be satisfied. The Company may elect to settle the awards in shares of the Company’s common stock or cash.

11.	Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with a ratable portion of ownership in one of the Company’s consolidated Affiliates. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five and 15 years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). The current redemption value of the Company’s Affiliate equity interests is presented as Redeemable non-controlling interests. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2016	$673.5
Changes attributable to consolidated products	2.4
Repurchases of redeemable Affiliate equity	(99.6)
Transfers from non-controlling interests	25.7
Changes in redemption value	131.5
Balance, as of March 31, 2017	$733.5

12.	Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the three months ended March 31, 2016 and 2017, distributions paid to Affiliate equity holders were $101.6 million and $92.0 million, respectively.

The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate equity holders. For the three months ended March 31, 2016 and 2017, the amount of cash paid for repurchases was $57.0 million and $23.6 million, respectively. For the three months ended March 31, 2016 and 2017, the total amount of cash received for issuances was $2.9 million and $6.0 million, respectively.

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
The following is a summary of Affiliate equity expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended March 31,
	2016	2017
Controlling interest	$2.1	$4.0
Non-controlling interests	3.9	12.6
Total	$6.0	$16.6
The following is a summary of unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2016	$31.3	4 years	$70.7	5 years
March 31, 2017	33.3	4 years	84.6	5 years
The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total amount receivable was $22.9 million and $23.1 million at December 31, 2016 and March 31, 2017, respectively, and was included in Other assets. The total amount payable was $12.1 million and $91.5 million as of December 31, 2016 and March 31, 2017, respectively, and was included in Other liabilities.

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

	For the Three Months Ended March 31,
	2016	2017
Net income (controlling interest)	$104.0	$122.5
Decrease in controlling interest paid-in capital from purchases and sales of Affiliate equity issuances	(0.9)	(1.2)
Decrease in controlling interest paid-in capital related to Affiliate equity repurchases	(17.5)	(52.6)
Net income attributable to controlling interest and transfers from Non-controlling interests	$85.6	$68.7

13.	Income Taxes
The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended March 31,
	2016	2017
Controlling interest:
Current tax	$27.4	$22.4
Intangible-related deferred taxes	22.1	19.8
Other deferred taxes	5.6	15.6
Total controlling interest	55.1	57.8
Non-controlling interests:
Current tax	$2.1	$2.0
Deferred taxes	(0.2)	(0.1)
Total non-controlling interests	1.9	1.9
Provision for income taxes	$57.0	$59.7
Income before income taxes (controlling interest)	$159.1	$180.3
Effective tax rate attributable to controlling interest(1)	34.6%	32.1%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).
The Effective tax rate attributable to the controlling interest was 34.6% and 32.1% for the three months ended March 31, 2016 and 2017, respectively. The decrease resulted primarily from stock compensation-related windfall tax benefits, as well as an increase in the indefinite reinvestment of certain foreign earnings.

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

	For the Three Months Ended March 31,
	2016	2017
Numerator
Net income (controlling interest)	$104.0	$122.5
Interest expense on convertible securities, net of taxes	3.8	3.8
Net income (controlling interest), as adjusted	$107.8	$126.3
Denominator
Average shares outstanding (basic)	54.0	56.7
Effect of dilutive instruments:
Stock options and restricted stock	0.4	0.3
Junior convertible securities	2.2	2.2
Average shares outstanding (diluted)	56.6	59.2
Average shares outstanding (diluted) in the table above exclude the anti-dilutive effect of the following shares:

	For the Three Months Ended March 31,
	2016	2017
Stock options and restricted stock units	0.7	0.2

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As discussed in Note 12, the Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intent to settle these potential purchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.

15.	Comprehensive Income
The following tables show the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended March 31,
	2016			2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(2.0)	$—	$(2.0)	$12.2	$—	$12.2
Change in net realized and unrealized gain (loss) on derivative securities	(1.1)	(0.0)	(1.1)	(0.3)	0.0	(0.3)
Change in net unrealized gain (loss) on investment securities	(17.4)	6.6	(10.8)	7.3	(2.4)	4.9
Other comprehensive income (loss)	$(20.5)	$6.6	$(13.9)	$19.2	$(2.4)	$16.8
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities (1)	Total
Balance, as of December 31, 2016	$(213.9)	$0.4	$9.8	$(203.7)
Other comprehensive gain (loss) before reclassifications	12.2	(0.3)	8.7	20.6
Amounts reclassified	—	0.0	(3.8)	(3.8)
Net other comprehensive gain (loss)	12.2	(0.3)	4.9	16.8
Balance, as of March 31, 2017	$(201.7)	$0.1	$14.7	$(186.9)
__________________________

(1)	See Note 3 for amounts reclassified from Other comprehensive income.

16.	Segment Information
In the first quarter of 2017, the Company’s Chief Operating Decision Maker (the “CODM”) changed the manner in which he assesses the Company’s performance and, as a result, management changed the information provided to the CODM. In prior periods, the CODM assessed the performance of the Company in three business segments representing the Company’s three distribution channels. Given an increase in the number of the Company’s Affiliates accounted for under the equity method of accounting and changes in the way asset management services are delivered, during the quarter the CODM began to assess the performance of the Company as a single global active asset management company. As a result, the CODM now reviews information organized around one operating segment to evaluate and manage the Company’s business operations. Therefore, the Company has determined that it has one reportable segment. Prior period segment disclosures have been updated accordingly. In connection with this change, the Company completed impairment assessments based on its former three distribution channels, as well as its single global active asset management reporting unit, and determined that there were no impairments under either approach.

17.	Subsequent Events
On May 1, 2017, the Company announced a second-quarter cash dividend of $0.20 per common share, payable May 25, 2017 to stockholders of record of the Company’s common stock as of the close of business on May 11, 2017.
As of May 4, 2017, the Company had repurchased 0.2 million shares of common stock, at an average share price of $154.83 since the end of the first quarter of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Executive Overview
We are a global active asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the internal growth of existing Affiliates, as well as through investments in new Affiliates, and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of March 31, 2017, our aggregate assets under management were $753.5 billion, in over 550 investment products across a broad range of active return-oriented strategies.
We hold meaningful equity interests in each of our Affiliates. In certain cases, we consolidate the Affiliate’s financial results in our Revenue, Operating expenses and Other non-operating (income) and expenses. In other cases, we use the equity method of accounting and our share of the Affiliate’s financial results is reported (net of intangible amortization) in Income from equity method investments.
While we account for a majority of our Affiliates on a consolidated basis of accounting, a growing number of our Affiliates are accounted for on an equity method basis, including all of our 2016 investments in new Affiliates. As a result, equity method Affiliates represent a growing proportion of Net income (controlling interest), as evidenced by the increase in Income from equity method investments, as compared to our consolidated Affiliates, which represent a decreasing proportion of Net income (controlling interest).
Whether we account for an Affiliate on a consolidated or equity method basis of accounting, we generally maintain the same partnership approach and provide support and assistance in substantially the same manner, and our operating model is generally the same. Furthermore, our Affiliates are impacted by similar marketplace factors and operational trends, which may not be observable when analyzing the financial results of consolidated and equity method Affiliates separately. Therefore, we believe our aggregate operating measures of assets under management, average assets under management and aggregate revenue, which incorporate the assets under management and revenues of all of our Affiliates regardless of the accounting treatment, have become increasingly important in providing management and investors with a more comprehensive view of the operating performance and material trends across our entire business. Aggregate revenue is calculated by combining the Revenue of our consolidated Affiliates with equity method revenue. We discuss both Revenue and equity method revenue in our Results of Operations.
The following table presents our key operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2016	2017	% Change
Assets under management(1)	$642.0	$753.5	17%
Average assets under management(1)	626.6	744.5	19%

Consolidated Affiliate average assets under management	$364.1	$386.9	6%
Equity method Affiliate average assets under management	262.5	357.6	36%

Revenue (in millions)	$545.4	$544.3	(0)%
Equity method revenue (in millions)(2)	450.7	819.7	82%
__________________________

(1)
Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our Consolidated Financial Statements. Average assets under management provides a more meaningful relationship to our financial and operating results as it reflects both the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate's financial results in our Consolidated Financial Statements.

(2)	Equity method revenue consists of asset based and performance fees earned by our equity method Affiliates.
Assets Under Management
Through our Affiliates, we predominantly manage active return-oriented strategies rather than passive or indexing strategies, exchange-traded funds, fixed income or money market products, which typically carry lower fee rates. Notwithstanding the recent growth in passively managed products industrywide, we continue to see meaningful client demand for active return-oriented strategies, particularly in alternative and multi-asset strategies, reflecting continued investor demand for returns that are less correlated to traditional equity and fixed income markets. We expect client demand for alternative and multi-asset strategies to continue, and believe the best-performing active equity managers (whether global-, regional- or country-specific) will continue to have significant opportunities to grow from net client cash inflows. We believe we are well positioned to benefit further from these trends.

The following charts and tables provide information regarding the composition of and changes in our assets under management on a current basis by active return-oriented strategy and client type:
Assets under Management (in billions) at March 31, 2017

By Strategy	By Client Type
__________________

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

(2)	Global equities include emerging markets strategies, which accounted for 9% of our overall assets under management as of March 31, 2017.

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-asset & Other	Total
December 31, 2016	$252.4	$233.9	$110.1	$92.3	$688.7
Client cash inflows and commitments	12.2	7.8	3.4	4.5	27.9
Client cash outflows and realizations	(8.0)	(8.9)	(8.0)	(4.3)	(29.2)
Net client cash flows	4.2	(1.1)	(4.6)	0.2	(1.3)
New investments	30.6	1.5	—	3.3	35.4
Market changes	3.5	17.4	5.4	3.4	29.7
Foreign exchange(1)	0.9	1.1	—	0.2	2.2
Other	(1.0)	(0.2)	(0.0)	—	(1.2)
March 31, 2017	$290.6	$252.6	$110.9	$99.4	$753.5

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2016	$401.2	$188.3	$99.2	$688.7
Client cash inflows and commitments	11.5	12.3	4.1	27.9
Client cash outflows and realizations	(15.5)	(10.2)	(3.5)	(29.2)
Net client cash flows	(4.0)	2.1	0.6	(1.3)
New investments	31.0	1.2	3.2	35.4
Market changes	16.2	9.3	4.2	29.7
Foreign exchange(1)	1.4	0.7	0.1	2.2
Other	(1.0)	(0.0)	(0.2)	(1.2)
March 31, 2017	$444.8	$201.6	$107.1	$753.5
__________________________

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated assets under management into U.S. dollars for reporting purposes.

In addition to assets under management, we also report average assets under management. Average assets under management provides a more meaningful relationship to our financial and operating results as it reflects both the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate’s financial results in our Consolidated Financial Statements. Average assets under management increased by $117.9 billion or 19% for the three months ended March 31, 2017 compared to the corresponding period in the prior year. The increase in average assets under management was primarily due to a 36% increase in average assets under management at equity method Affiliates, which primarily offer alternative strategies. In the last twelve months, equity method Affiliates assets under management have increased $55.5 billion as a result of our 2016 investments in new Affiliates, $21.1 billion from positive market changes and $16.9 billion from net client cash inflows. The increase in average assets under management was also due to a 6% increase in average assets under management at consolidated Affiliates where in the last twelve months we had positive market changes of $42.6 billion. This increase in assets under management from market changes was partially offset by net client cash outflows of $15.9 billion, primarily in U.S. equity strategies, and a reduction from foreign exchange of $6.5 billion.

Aggregate Revenue

Aggregate revenue increased 37% in the three months ended March 31, 2017, due to an increase in equity method revenue of $369.0 million or 82%. The increase in equity method revenue was primarily due to a $334.9 million or 74% increase from our 2016 investments in new Affiliates and a $34.1 million or 8% increase in equity method revenue at existing Affiliates. The increase in aggregate revenue from equity method revenue was partially offset by a $1.1 million decline in Revenue at our consolidated Affiliates. The decline in Revenue at our consolidated Affiliates was primarily due to a $10.4 million or 1% decrease in performance fees partially offset by a $7.8 million or 1% increase in other fees and a $1.5 million increase in advisory fees. See Results of Operations for a further discussion of the changes in equity method revenue and Revenue at our consolidated Affiliates.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2016	2017	% Change
Net income (controlling interest)	$104.0	$122.5	18%
Adjusted EBITDA (controlling interest)(1)	215.7	243.8	13%
Economic net income (controlling interest)(1)	159.3	183.2	15%
__________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
We believe Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for our management and investors. Adjusted EBITDA (controlling interest) provides a comprehensive view of our share of the financial performance of our entire business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment obligations, regardless of the accounting treatment of our Affiliates. Conversely, our GAAP financial performance measure, operating income, includes the non-controlling interests’ share of financial performance and does not include our share of earnings from equity method Affiliates. Similarly, our other GAAP financial performance measure, Income before income taxes, includes the non-controlling interests’ share of financial performance.
Our ownership level of consolidated Affiliates is higher than our ownership level of our equity method Affiliates and, as a result, we experience a greater proportion of an increase or decrease in Revenue from our consolidated Affiliates than an increase or decrease in our equity method revenue. While our equity method revenue increased 82% in the three months ended March 31, 2017, our revenue from consolidated Affiliates remained relatively flat, resulting in a $28.1 million or 13% increase in Adjusted EBITDA (controlling interests).
While our Adjusted EBITDA (controlling interest) increased $28.1 million in the three months ended March 31, 2017, our Net income (controlling interest) increased by $18.5 million, primarily due to an increase in Equity method intangible amortization of $7.5 million from our 2016 investments in new Affiliates.
We consider Economic net income (controlling interest) to be an important measure of our financial performance, as we believe it best represents our performance after tax and before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Our Economic net income (controlling interest) increased $23.9 million or 15% in the three months ended March 31, 2017, which is more on a percentage basis than the increase in Adjusted EBITDA (controlling interest), primarily due to changes in Other economic items and a reduction in interest expense.
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
Revenue
The following table summarizes our consolidated Affiliate average assets under management and Revenue.

	For the Three Months Ended March 31,
(in millions, except as noted)	2016	2017	% Change
Consolidated Affiliates average assets under management (in billions)	$364.1	$386.9	6%
Revenue	$545.4	$544.3	(0)%

Our Revenue decreased $1.1 million in the three months ended March 31, 2017, primarily due to a $10.4 million or 1% decrease in performance fees, partially offset by a $7.8 million or 1% increase in other fees and a $1.5 million increase in advisory fees. The change in advisory fee revenue was primarily due to an increase in average assets under management of 6% and a decline in our ratio of average fee rates of 3%. The decline in our ratio of average fees was primarily due to the restructuring of fee arrangements for certain mutual funds. The restructuring of the fee arrangements did not have a significant impact on Revenue as the reduction in asset based fees was partially offset by an increase in other fees. The decline in our ratio of average fees was also due to a decrease in asset based fees related to renewal commissions at one of our Affiliates in the United Kingdom as a result of a regulatory change. The decrease in asset based fees related to renewal commissions was offset by a reduction in distribution expenses at the Affiliate which are reported in Selling, general and administrative expenses.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2016	2017
Compensation and related expenses	$226.7	$242.0	7%
Selling, general and administrative	95.9	88.7	(8)%
Intangible amortization and impairments	26.6	21.9	(18)%
Depreciation and other amortization	5.0	5.2	4%
Other operating expenses (net)	12.4	9.9	(20)%
Total operating expenses	$366.6	$367.7	0%
Our operating expenses are primarily attributable to the non-controlling interests because the substantial majority of these expenses are incurred by consolidated Affiliates through which we share in revenue without regard to expenses. For these Affiliates, the Affiliate’s Operating Allocation percentage generally determines the Affiliate’s operating expenses. Accordingly, our operating expenses are impacted by increases or decreases in each Affiliate’s revenue and corresponding increases or decreases in its respective Operating Allocation.
Compensation and related expenses increased $15.3 million, or 7%, in the three months ended March 31, 2017, primarily as a result of increases in compensation expenses associated with Affiliate equity transactions of $10.4 million, or 5% and compensation expenses at Affiliates of $2.7 million and 1%. These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $7.2 million or 8% in the three months ended March 31, 2017, primarily from decreases in sub-advisory and distribution expenses, including renewal commissions, of $5.8 million or 6% at our Affiliates sponsoring retail products and acquisition-related professional fees of $1.0 million or 1%.
Intangible amortization and impairments decreased $4.7 million or 18% in the three months ended March 31, 2017, as a result of a $3.2 million or 12% decrease related to a change in the pattern of economic benefit for certain assets and a $1.5 million or 6% decrease related to certain assets being fully amortized.
There were no significant changes in Depreciation and other amortization in the three months ended March 31, 2017.
Other operating expenses (net) decreased $2.5 million or 20% in the three months ended March 31, 2017, primarily from an increase in net gains on Affiliate sponsored consolidated investment products of $2.2 million or 18%.
Income from Equity Method Investments
When we own a non-controlling interest in an Affiliate, we generally use the equity method of accounting. Under the equity method of accounting, we only recognize our share of the Affiliate’s revenue without regard to expenses or less certain agreed-upon expenses, net of equity method intangible amortization, in Income from equity method investments. When we share in the Affiliate’s revenue without regard to expenses, we are allocated a set percentage of revenue, with the remaining revenue available to the Affiliate to fund its operating expenses and distributions to Affiliate management. When we share in the Affiliate’s revenue less certain agreed-upon expenses, our distributions are calculated by reference to the Affiliate’s revenue less certain agreed-upon expenses.

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
The following table summarizes equity method earnings and equity method intangible amortization, which together comprise Income from equity method investments, as well as equity method Affiliate average assets under management and equity method revenue:

	For the Three Months Ended March 31,
(in millions, except as noted)	2016	2017	% Change
Equity method earnings	$82.2	$107.6	31%
Equity method intangible amortization	(14.2)	(21.7)	53%
Income from equity method investments	$68.0	$85.9	26%

Operating Measures
Equity method Affiliates average assets under management (in billions)	$262.5	$357.6	36%
Equity method revenue	$450.7	$819.7	82%

Our equity method revenue increased $369.0 million or 82% in the three months ended March 31, 2017, primarily due to a $334.9 million or 74% increase from our 2016 investments in new Affiliates and an increase in asset based fees at existing Affiliates of $50.1 million or 11%. These increases were partially offset by a decrease in performance fees at existing Affiliates of $16.0 million or 3%. The change in asset based fees at existing equity method Affiliates was primarily due to an increase in average assets under management of 15% and a decline in our ratio of average fees of 2%. The decline in our ratio of average fee rates was due to changes in the composition of our assets under management between products that realize comparatively higher fee rates and products that realize comparatively lower fee rates.
While equity method revenue increased 82% in the three months ended March 31, 2017, equity method earnings increased $25.4 million or 31%, primarily due to our 2016 investments in new Affiliates, in which we own less of the equity interests than in our existing equity method Affiliates.
Equity method intangible amortization increased $7.5 million or 53% in the three months ended March 31, 2017, primarily due to a $6.3 million or 44% increase due to our 2016 investments in new Affiliates.
Other Non-Operating (Income) and Expenses
The following table summarizes non-operating income and expense data:

	For the Three Months Ended March 31,
(in millions)	2016	2017	% Change
Investment and other income	$(4.0)	$(13.5)	N.M. (1)
Interest expense	22.3	21.9	(2)%
Imputed interest expense and contingent payment arrangements	(2.0)	0.8	N.M. (1)
Income taxes	57.0	59.7	5%
___________________________

(1)	Percentage change is not meaningful.
Investment and other income increased $9.5 million in the three months ended March 31, 2017, primarily due to an increase in realized gains on the sale of available-for-sale securities of $4.5 million and increases in the fair value of investments of $4.1 million.
There were no significant changes in Interest expense in the three months ended March 31, 2017.

Imputed interest expense and contingent payment arrangements increased $2.8 million in the three months ended March 31, 2017. This increase was the result of a $2.8 million gain on the revaluation of a contingent payment arrangement in the three months ended March 31, 2016, which did not reoccur.
Income taxes increased $2.7 million or 5% in the three months ended March 31, 2017, principally from an increase in Income before income taxes attributable to the controlling interest, partially offset by stock compensation-related windfall tax benefits, as well as an increase in the indefinite reinvestment of certain foreign earnings.
Net Income
The previously discussed changes in Revenue, expenses and Income from equity method investments had the following effect on Net income:

	For the Three Months Ended March 31,
(in millions)	2016	2017	% Change
Net income	$173.5	$193.6	12%
Net income (non-controlling interests)	69.5	71.1	2%
Net income (controlling interest)	104.0	122.5	18%
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
The following table provides a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2016	2017
Net income (controlling interest)	$104.0	$122.5
Interest expense	22.3	21.9
Imputed interest expense and contingent payment arrangements(1)	(2.0)	0.8
Income taxes	55.1	57.8
Depreciation and other amortization	1.9	2.3
Intangible amortization and impairments(2)	34.4	38.5
Adjusted EBITDA (controlling interest)	$215.7	$243.8
___________________________

(1)
In the first quarter of 2016, we adjusted our estimate of a contingent payment obligation and, accordingly, recorded a gain attributable to the controlling interest of $2.8 million. This gain is included in Imputed interest expense and contingent payment arrangements.

(2)
Our reported intangible amortization includes amortization attributable to our non-controlling interests. For our equity method Affiliates, we do not separately report intangible amortization in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Income from equity method investments.

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2016	2017
Reported Intangible amortization and impairments	$26.6	$21.9
Intangible amortization (non-controlling interests)	(6.4)	(5.1)
Equity method intangible amortization	14.2	21.7
Total	$34.4	$38.5
Economic Net Income (controlling interest) and Economic Earnings Per Share
As supplemental information, we also provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) and Economic earnings per share to be important measures of our financial performance, as we believe they best represent our performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates, and it is therefore employed as our principal performance measure. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as substitutes for, other GAAP measures of financial performance, such as Net income (controlling interest) and Earnings per share (diluted).
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended March 31,
(in millions, except per share data)	2016	2017
Net income (controlling interest)	$104.0	$122.5
Intangible amortization and impairments(1)	34.4	38.5
Intangible-related deferred taxes	22.1	19.8
Other economic items(2)(3)	(1.2)	2.4
Economic net income (controlling interest)	$159.3	$183.2
Average shares outstanding (diluted)	56.6	59.2
Assumed issuance of junior convertible securities shares	(2.2)	(2.2)
Average shares outstanding (adjusted diluted)	54.4	57.0
Economic earnings per share	$2.92	$3.21
____________________________

(1)	See note (2) to the table in “Adjusted EBITDA (controlling interest).”

(2)
For the three months ended March 31, 2016, Other economic items were net of an income tax benefit of $0.7 million. For the three months ended March 31, 2017, Other economic items were net of income tax expense of $0.3 million.

(3)
In the first quarter of 2016, we adjusted our estimate of a contingent payment obligation and, accordingly, recorded a gain attributable to the controlling interest of $2.8 million ($1.7 million net of tax). This gain is included in Imputed interest expense and contingent payment arrangements.

Liquidity and Capital Resources
During the three months ended March 31, 2017, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash during the quarter were, and for the foreseeable future are expected to be, for repayments of senior debt, distributions to Affiliate equity holders, repurchases of common stock, the payment of cash dividends on our common stock, and general working capital purposes. We also expect that a principal use of cash will be for investments in new and existing Affiliates. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from our equity distribution program, will be sufficient to support our cash flow needs for the foreseeable future.

Cash and cash equivalents at December 31, 2016 and March 31, 2017 were $430.8 million and $293.6 million, respectively, including $18.9 million and $23.8 million, respectively, in our wholly owned foreign subsidiaries, which could be repatriated without accruing or paying any significant additional U.S. taxes.
The following summarizes our cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2016	2017
Operating cash flow	$25.6	$122.1
Investing cash flow	(550.9)	16.3
Financing cash flow	259.8	(277.4)

Operating Cash Flow
In the three months ended March 31, 2017, Cash flow from operating activities increased $96.5 million, of which approximately 70% was attributable to the controlling interest. Cash flow from operating activities attributable to the controlling interest increased primarily from the receipt of cash distributions of our equity method earnings from our 2016 new investments.
Investing Cash Flow
Net cash flow from investing activities, which is primarily attributable to the controlling interest, increased $567.2 million in the three months ended March 31, 2017, primarily due to a decrease in Investments in Affiliates of $546.6 million and an increase in Sale of investment securities of $24.1 million.
Financing Cash Flow
Net cash flow used in financing activities, which is primarily attributable to the controlling interest, increased $537.2 million in the three months ended March 31, 2017. This increase was primarily due to a change in the senior debt activity from net borrowings of $420.0 million in the three months ended March 31, 2016 to net repayments of $85.0 million in the three months ended March 31, 2017, and an increase in repurchases of common stock of $63.1 million.  These increases were partially offset by a decrease in Affiliate equity repurchases of $36.5 million.
The following table summarizes the carrying value of our outstanding indebtedness:

(in millions)	December 31, 2016	March 31, 2017
Senior bank debt	$870.0	$785.0
Senior notes	945.1	945.3
Convertible securities	307.5	308.0

Senior Bank Debt
We have a $1.45 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $385.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The credit facilities both mature on September 30, 2020.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. As of March 31, 2017, we were in compliance with all terms of our credit facilities and had approximately $1.1 billion of remaining capacity under our revolver, all of which we could borrow and remain in compliance with our credit facilities.
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
Equity Distribution Program

In 2016, we entered into equity distribution and forward equity agreements with several major securities firms under which we, from time to time, may issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  As of March 31, 2017, no sales have occurred under the equity distribution program.
Affiliate Equity
Many of our Affiliate agreements provide us with a conditional right to call and Affiliate equity holders with the conditional right to put their Affiliate equity interests to us at certain intervals. For equity method Affiliates, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of March 31, 2017, our current redemption value of $733.5 million for these interests has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we repurchased $99.6 million of Affiliate equity during the three months ended March 31, 2017, and expect to repurchase a total of approximately $125 million in 2017. In the event of a repurchase, we would become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain investment partnerships. As of March 31, 2017, these unfunded commitments totaled $97.1 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $11.0 million of these commitments if they are called.
As of March 31, 2017, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019. For our consolidated Affiliates, we were contingently liable for up to $84.9 million, $57.5 million of which expire during the three months ending June 30, 2017, and expect to make payments of $10.3 million ($3.0 million in 2017). The present value of these expected payments was $8.9 million as of March 31, 2017. For our equity method Affiliates, we were contingently liable for up to $170.0 million, and expect to make no payments in 2017.
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

Share Repurchases
Our Board of Directors authorized share repurchase programs in May 2015 and January 2017, authorizing us to repurchase up to 3.0 million and 1.9 million shares of our common stock, respectively, for a total of 4.9 million shares, which do not expire. As of March 31, 2017, we had repurchased 1.4 million shares of this total authorized amount, inclusive of 0.5 million shares repurchased at an average price per share of $161.87 during the first quarter of 2017.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2017. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Contractual Obligations(1)
Senior bank debt	$785.0	$—	$—	$785.0	$—
Senior notes	1,498.2	24.2	84.0	84.0	1,306.0
Junior convertible securities	891.2	16.6	44.4	44.4	785.8
Leases(2)	211.1	28.2	66.6	57.5	58.8
Affiliate equity	91.5	90.8	0.7	—	—
Total contractual obligations	$3,477.0	$159.8	$195.7	$970.9	$2,150.6
Contingent Obligations
Contingent payment obligations(3)	$10.3	$3.0	$7.3	$—	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $97.1 million and $26.6 million, respectively, as of March 31, 2017, as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $8.4 million through 2017, $22.3 million in 2018-2019, $19.4 million in 2020-2021 and $29.4 million thereafter.

(3)
The contingent payment obligations disclosed in the table represent our expected settlement amounts associated with our investments in new Affiliates. The maximum settlement amount through 2017 is $67.9 million, $187.0 million in 2018-2019 and none thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2017, except as noted below. Please refer to Item 7A in our 2016 Annual Report on Form 10-K.
Foreign Currency Exchange Risk
To illustrate the effect of possible changes in currency exchange rates, as of March 31, 2017, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of approximately $12.3 million and $2.0 million, respectively, and changes to Income before income taxes of $1.3 million and $0.3 million, respectively.

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
PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(1)
January 1-31, 2017	—	$—	—	3,982,860
February 1-28, 2017	419,546	161.10	419,546	3,563,314
March 1-31, 2017	74,536	166.16	74,536	3,488,778
Total	494,082	161.87	494,082
____________________________

(1)
Our Board of Directors authorized share repurchase programs in May 2015 and January 2017, authorizing us to repurchase up to 3.0 million and 1.9 million shares of our common stock, respectively, for a total of 4.9 million shares, which do not expire. As of March 31, 2017, we had repurchased 1.4 million shares of this total authorized amount, inclusive of 0.5 million shares repurchased at an average price per share of $161.87 during the first quarter of 2017.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 5, 2017	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016, (ii) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Equity for the three-month periods ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

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