Form 10-Q
period 2017-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2017-08-03
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
There were 55,960,350 shares of the registrant’s common stock outstanding on August 1, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$554.1	$570.9	$1,099.5	$1,115.2

Operating expenses:
Compensation and related expenses	232.1	242.2	458.7	484.2
Selling, general and administrative	96.6	89.1	192.5	177.8
Intangible amortization and impairments	28.6	22.0	55.3	43.9
Depreciation and other amortization	5.0	4.9	10.0	10.1
Other operating expenses (net)	10.0	11.8	22.5	21.7
Total operating expense (net)	372.3	370.0	739.0	737.7
	181.8	200.9	360.5	377.5
Income from equity method investments	65.2	75.0	133.2	160.9
Operating income	247.0	275.9	493.7	538.4

Non-operating (income) and expenses:
Investment and other income	(11.6)	(15.7)	(15.6)	(29.2)
Interest expense	21.9	22.4	44.0	44.3
Imputed interest expense and contingent payment arrangements	0.8	2.3	(1.1)	3.1
	11.1	9.0	27.3	18.2
Income before income taxes	235.9	266.9	466.4	520.2
Income taxes	52.3	62.5	109.4	122.2
Net income	183.6	204.4	357.0	398.0
Net income (non-controlling interests)	(75.3)	(78.1)	(144.7)	(149.2)
Net income (controlling interest)	$108.3	$126.3	$212.3	$248.8
Average shares outstanding (basic)	53.8	56.3	53.9	56.5
Average shares outstanding (diluted)	56.7	58.7	56.7	59.0
Earnings per share (basic)	$2.01	$2.24	$3.94	$4.40
Earnings per share (diluted)	$1.98	$2.22	$3.88	$4.35
Dividends per share	$—	$0.20	$—	$0.40
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Net income	$183.6	$204.4	$357.0	$398.0
Other comprehensive income (loss):
Controlling interest:
Foreign currency translation gain (loss)	(36.7)	20.2	(33.8)	31.5
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	0.9	(1.3)	(0.1)	(1.9)
Change in net unrealized gain (loss) on investment securities, net of tax	(13.8)	(4.6)	(24.3)	(1.1)
Other comprehensive income (loss) (controlling interest)	(49.6)	14.3	(58.2)	28.5
Non-controlling interest:
Foreign currency translation gain (loss)	(17.2)	6.7	(22.1)	7.6
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.6)	0.7	(0.7)	1.0
Change in net unrealized gain (loss) on investment securities, net of tax	(0.2)	0.6	(0.5)	2.0
Other comprehensive income (loss) (non-controlling interest)	(18.0)	8.0	(23.3)	10.6
Other comprehensive income (loss)	(67.6)	22.3	(81.5)	39.1
Comprehensive income	116.0	226.7	275.5	437.1
Comprehensive income (non-controlling interests)	(57.3)	(86.1)	(121.4)	(159.8)
Comprehensive income (controlling interest)	$58.7	$140.6	$154.1	$277.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2016	June 30, 2017
Assets
Cash and cash equivalents	$430.8	$364.6
Receivables	383.3	440.3
Investments in marketable securities	122.4	103.6
Other investments	147.5	151.8
Fixed assets (net)	110.1	109.7
Goodwill	2,628.1	2,647.5
Acquired client relationships (net)	1,497.4	1,476.1
Equity method investments in Affiliates	3,368.3	3,278.7
Other assets	61.2	60.0
Total assets	$8,749.1	$8,632.3
Liabilities and Equity
Payables and accrued liabilities	$729.3	$618.3
Senior bank debt	868.6	788.8
Senior notes	939.4	940.6
Convertible securities	301.6	303.0
Deferred income taxes	660.8	677.0
Other liabilities	149.4	203.6
Total liabilities	3,649.1	3,531.3
Commitments and contingencies (Note 5)
Redeemable non-controlling interests	673.5	730.6
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2016 and 2017)	0.6	0.6
Additional paid-in capital	1,073.5	912.3
Accumulated other comprehensive loss	(122.9)	(94.4)
Retained earnings	3,054.4	3,280.3
	4,005.6	4,098.8
Less: Treasury stock, at cost (1.8 shares in 2016 and 2.6 shares in 2017)	(386.0)	(498.8)
Total stockholders' equity	3,619.6	3,600.0
Non-controlling interests	806.9	770.4
Total equity	4,426.5	4,370.4
Total liabilities and equity	$8,749.1	$8,632.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2015	55.8	$0.6	$694.9	$(18.1)	$2,581.6	$(421.9)	$932.0	$3,769.1
Net income	—	—	—	—	212.3	—	144.7	357.0
Other comprehensive loss	—	—	—	(58.2)	—	—	(23.3)	(81.5)
Share-based compensation	—	—	20.0	—	—	—	—	20.0
Common stock issued under share-based incentive plans	—	—	(29.5)	—	—	30.7	—	1.2
Share repurchases	—	—	—	—	—	(33.4)	—	(33.4)
Issuance costs and other	—	—	(1.0)	—	—	—	—	(1.0)
Affiliate equity activity:
Affiliate equity expense	—	—	2.8	—	—	—	8.7	11.5
Issuances	—	—	(6.0)	—	—	—	11.5	5.5
Repurchases	—	—	12.6	—	—	—	0.5	13.1
Changes in redemption value of Redeemable non-controlling interests	—	—	(68.7)	—	—	—	—	(68.7)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(20.3)	(20.3)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	1.0	1.0
Distributions to non-controlling interests	—	—	—	—	—	—	(189.0)	(189.0)
June 30, 2016	55.8	$0.6	$625.1	$(76.3)	$2,793.9	$(424.6)	$865.8	$3,784.5

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2016	58.5	$0.6	$1,073.5	$(122.9)	$3,054.4	$(386.0)	$806.9	$4,426.5
Net income	—	—	—	—	248.8	—	149.2	398.0
Other comprehensive income	—	—	—	28.5	—	—	10.6	39.1
Share-based compensation	—	—	19.7	—	—	—	—	19.7
Common stock issued under share-based incentive plans	—	—	(79.1)	—	—	89.4	—	10.3
Share repurchases	—	—	—	—	—	(202.2)	—	(202.2)
Dividends	—	—	—	—	(22.9)	—	—	(22.9)
Issuance costs and other	—	—	0.3	—	—	—	—	0.3
Affiliate equity activity:
Affiliate equity expense	—	—	7.1	—	—	—	21.4	28.5
Issuances	—	—	(0.2)	—	—	—	2.5	2.3
Repurchases	—	—	33.8	—	—	—	—	33.8
Changes in redemption value of Redeemable non-controlling interests	—	—	(142.8)	—	—	—	—	(142.8)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(47.2)	(47.2)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	5.6	5.6
Distributions to non-controlling interests	—	—	—	—	—	—	(178.6)	(178.6)
June 30, 2017	58.5	$0.6	$912.3	$(94.4)	$3,280.3	$(498.8)	$770.4	$4,370.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2016	2017
Cash flow from (used in) operating activities:
Net income	$357.0	$398.0
Adjustments to reconcile Net income to net Cash flow from operating activities:
Intangible amortization and impairments	55.3	43.9
Depreciation and other amortization	10.0	10.1
Deferred income tax provision	50.4	56.0
Income from equity method investments, net of amortization	(133.2)	(160.9)
Distributions of earnings received from equity method investments	205.1	283.5
Amortization of issuance costs	2.4	2.3
Share-based compensation and Affiliate equity expense	33.2	48.2
Other non-cash items	(5.0)	(21.9)
Changes in assets and liabilities:
Purchases of trading securities by Affiliate sponsored consolidated products	(41.8)	(16.4)
Sales of trading securities by Affiliate sponsored consolidated products	40.0	15.0
Increase in receivables	(50.0)	(75.8)
Increase in other assets	(5.8)	(4.0)
Decrease in payables, accrued liabilities and other liabilities	(176.2)	(134.0)
Cash flow from operating activities	341.4	444.0
Cash flow from (used in) investing activities:
Investments in Affiliates	(551.4)	(30.3)
Purchase of fixed assets	(8.6)	(7.2)
Purchase of investment securities	(8.0)	(13.6)
Sale of investment securities	28.0	52.1
Cash flow from (used in) investing activities	(540.0)	1.0
Cash flow from (used in) financing activities:
Borrowings of senior debt	585.0	205.0
Repayments of senior debt	(330.0)	(285.0)
Issuance of common stock	7.7	29.5
Dividends paid on common stock	—	(22.6)
Repurchase of common stock	(33.4)	(170.2)
Distributions to non-controlling interests	(189.0)	(178.6)
Affiliate equity issuances and repurchases	(71.7)	(77.1)
Settlement of forward equity sale agreement	—	5.2
Other financing items	17.0	(23.4)
Cash flow used in financing activities	(14.4)	(517.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(15.7)	6.0
Net decrease in cash and cash equivalents	(228.7)	(66.2)
Cash and cash equivalents at beginning of period	563.8	430.8
Net cash inflows upon the consolidation and deconsolidation of Affiliate sponsored products	25.3	—
Cash and cash equivalents at end of period	$360.4	$364.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the results have been included and all intercompany balances and transactions have been eliminated. During the quarter, the Company changed its Consolidated Statement of Income presentation to include Income from equity method investments in Operating income, as its equity method Affiliates are integral to the Company’s operations. This change, along with other reclassifications, has been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting and ASU 2016-06, Derivatives, and Hedging: Contingent Put and Call Options in Debt Instruments. The adoption of these updates did not have a significant impact on the Company’s Consolidated Financial Statements.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, and subsequently issued several related amendments. The new standard provides a comprehensive model for revenue recognition and is effective for interim and fiscal periods beginning after December 15, 2017. The standard may be adopted using either the full or modified retrospective method. The Company continues to evaluate the impact of this standard on the timing of the recognition of its Revenue and how certain costs will be presented, but does not expect the adoption of this standard to have a significant impact on the timing of the recognition of Revenue.
In January 2016, the FASB issued ASU 2016-01, Fair Value: Recognition and Measurement of Financial Assets and Liabilities.  Under the new standard, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value with any changes recognized through earnings.  The standard is effective for interim and fiscal periods beginning after December 15, 2017 and must be adopted using a modified retrospective method.  The impact of this standard on the Company’s Consolidated Financial Statements will depend on the equity investments held by the Company at the time of adoption.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. The standard is effective for interim and fiscal periods beginning after December 15, 2017 and must be adopted using a full retrospective method. The Company does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and fiscal periods beginning after December 15, 2017. The Company will apply the standard prospectively upon adoption. The impact of this standard on the Company’s Consolidated Financial Statements will depend on acquisitions (or disposals) of assets or businesses by the Company in periods following adoption.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for interim and fiscal periods beginning after December 15, 2019. The Company will apply the standard prospectively upon adoption. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, which simplifies modification accounting related to share-based arrangements.  Under the new standard, modification assessments will not be required if fair value, vesting conditions and classification would be unaffected by a modification.  The standard is effective for interim and fiscal periods beginning after December 15, 2017.  The Company will apply the standard prospectively upon adoption. The Company does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2016 and June 30, 2017 were $122.4 million and $103.6 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading:

	Available-for-Sale		Trading
	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017
Cost	$66.1	$36.0	$34.4	$43.2
Unrealized gains	17.6	17.5	6.6	8.0
Unrealized losses	(1.8)	—	(0.5)	(1.1)
Fair Value	$81.9	$53.5	$40.5	$50.1
In the three and six months ended June 30, 2016, the Company received proceeds of $28.6 million and $34.4 million, respectively, from the sale of investments classified as available-for-sale and recorded gains of $7.5 million and $9.2 million, respectively. In the three and six months ended June 30, 2017, the Company received proceeds of $13.1 million and $43.3 million, respectively, from the sale of investments classified as available-for-sale and recorded gains of $6.0 million and $11.8 million, respectively. There were no significant realized gains or losses on investments classified as trading in the three and six months ended June 30, 2016. In the three and six months ended June 30, 2017, the Company received proceeds of $7.9 million and $15.0 million, respectively, from the sale of investments classified as trading and recorded net gains of $2.4 million and $3.3 million, respectively. The realized gains and losses on securities held in Affiliate sponsored consolidated products were recorded in Other operating expenses (net), other realized gains and losses were recorded in Investment and other income.

4.	Investments in Affiliates and Affiliate Sponsored Investment Products
Investments in Affiliates

The Company’s Affiliates are consolidated or accounted for under the equity method, depending upon the underlying structure of and relationship with each Affiliate.

A limited number of the Company’s Affiliates are considered voting rights entities (“VREs”) because the total equity investment at risk is sufficient to enable the entities to finance their activities independently and the entities’ equity holders have the right to receive residual returns, the obligation to absorb losses and the right to direct the activities of the entity that most significantly impact its economic performance. Most of the Company’s Affiliates considered VREs are accounted for under the equity method because the Company lacks control, but is deemed to have significant influence.

Substantially all of the Company’s Affiliates are considered variable interest entities (“VIEs”) because they are structured as partnerships (or similar entities) and the limited partners lack substantive kick-out and substantive participation rights over the general partner. The Company consolidates a VIE when it is the general partner (or similar role) and, therefore, the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the right to receive benefits from or the obligation to absorb losses of the entity that could potentially be significant to the VIE. Substantially all of the Company’s consolidated Affiliates are considered VIEs. The Company applies the equity method of accounting to a VIE when it is not the primary beneficiary.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The unconsolidated assets, net of liabilities and non-controlling interests of equity method Affiliates considered VIEs, and the Company’s maximum risk of loss were as follows:

	December 31, 2016		June 30, 2017
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the Equity Method	$1,047.6	$2,846.8	$895.2	$2,753.3

Affiliate Sponsored Investment Products

The Company’s consolidated Affiliates sponsor various investment products for which they also act as the investment advisor. These investment products are primarily owned by third-party investors; however, certain products are funded with seed capital investments from Affiliates. Third-party investors are generally entitled to substantially all of the economics of these products.

Certain of the Company’s Affiliate sponsored investment products are considered VIEs because they are structured as partnerships (or similar entities) and the limited partners lack substantive kick-out and substantive participation rights over the general partner. The Company's Affiliates’ involvement with sponsored investment products is generally limited to that of a service provider, and their seed capital investments, if any, represent an insignificant interest in the relevant investment products’ net assets. The Company’s and its consolidated Affiliates’ exposure to risk in these entities is generally limited to any capital contribution made or required to be made and any earned but uncollected management and performance fees. As a result, in most cases these VIEs are not consolidated and are accounted for under the equity method because neither the Company nor its Affiliates are deemed to be the primary beneficiary.

The net assets of Affiliate sponsored investment products that were considered VIEs accounted for under the equity method and the Company’s maximum risk of loss were as follows:

	December 31, 2016		June 30, 2017
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$1,756.6	$9.4	$1,919.4	$10.1

5.	Commitments and Contingencies
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
Third Avenue Management LLC (“Third Avenue”), one of the Company’s consolidated Affiliates, was named as a defendant in various legal actions relating to the liquidation and closure of the Third Avenue Focused Credit Fund. The Company was named as a co-defendant in one of these actions, as a purported control person. In 2016, Third Avenue recorded a reserve of $15.0 million in connection with the proposed resolution of all claims, including against the Company, related to the Focused Credit Fund. During the quarter, a proposed settlement of these claims, including those against the Company, was approved by the applicable courts, and the settlement payment is expected to be funded by Third Avenue and its insurers in the third quarter of 2017. The amount of the previously recorded reserve has not changed as a result of the settlement.
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of June 30, 2017, these unfunded commitments were $92.1 million and may be called in future periods. In connection with a past acquisition agreement, the Company is contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $11.1 million of these commitments if they are called.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2017, the Company was contingently liable, upon the achievement by certain Affiliates of specified financial targets, to make payments related to the Company’s investments in the Affiliates through 2019. For its consolidated Affiliates, the Company was contingently liable for up to $21.7 million, and expected to make payments of $8.9 million ($1.6 million in 2017). The present value of these expected payments was $7.8 million as of June 30, 2017. For its equity method Affiliates, the Company was contingently liable for up to $170.0 million, and expected to make no payments.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	June 30, 2017
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$33.0	$33.0	$—	$—
Investments in marketable securities(1)
Trading securities	50.1	50.1	—	—
Available-for-sale securities	53.5	53.5	—	—
Foreign currency forward contracts(2)	0.8	—	0.8	—
Financial Liabilities(2)
Contingent payment arrangements	$7.8	$—	$—	$7.8
Affiliate equity obligations	70.7	—	—	70.7
Foreign currency forward contracts	1.2	—	1.2	—
__________________________

(1)	Principally investments in equity securities.

(2)	Amounts are presented within Other assets or Other liabilities.
The following are descriptions of the significant financial assets and liabilities measured at fair value and the fair value methodologies used.
Cash equivalents consist primarily of highly liquid investments in daily redeeming money market funds, without enacted liquidity fees or redemption gates that are valued at net asset value (“NAV”).
Investments in marketable securities consist primarily of investments in publicly traded securities and funds advised by Affiliates that are valued at NAV. Publicly traded securities and funds advised by Affiliates valued using unadjusted quoted market prices for identical instruments in active markets are classified as level 1. Publicly traded securities valued using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active are classified as level 2.
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
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between level 1 and level 2 in the three and six months ended June 30, 2016 and 2017.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 liabilities:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,
	2016			2017
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$7.8		$35.6	$8.9		$91.5
Net (gains) losses	0.2	(1)	—	1.7	(1)	—
Purchases and issuances	—		9.7	—		50.8
Settlements and reductions	—		(18.3)	(2.8)		(71.6)
Balance, end of period	$8.0		$27.0	$7.8		$70.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$0.2	(1)	$—	$1.7	(1)	$—

	For the Six Months Ended June 30,
	2016			2017
	Contingent Payment Arrangements		Affiliate Equity Obligations	Contingent Payment Arrangements		Affiliate Equity Obligations
Balance, beginning of period	$10.2		$62.3	$8.6		$12.1
Net (gains) losses	(2.2)	(1)	—	2.0	(1)	—
Purchases and issuances	—		39.8	—		150.4
Settlements and reductions	—		(75.1)	(2.8)		(91.8)
Balance, end of period	$8.0		$27.0	$7.8		$70.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$(2.2)	(1)	$—	2.0	(1)	$—
___________________________

(1)	Accretion and changes in the expected value of the Company’s contingent payment arrangements are recorded in Imputed interest expense and contingent payment arrangements.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 financial liabilities:

	Quantitative Information About Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2016	Range at December 31, 2016	Fair Value at June 30, 2017	Range at June 30, 2017
Contingent payment arrangements	Discounted cash flow	Growth rates	$8.6	3% - 8%	$7.8	8% - 9%
		Discount rates		14% - 15%		14% - 15%
Affiliate equity obligations	Discounted cash flow	Growth rates	12.1	4% - 10%	70.7	1% - 10%
		Discount rates		15% - 16%		12% - 16%
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor investment products in which the Company and Affiliates may make general partner and seed capital investments. The Company uses the NAV of these investments as a practical expedient for their fair value. The following table summarizes the nature of the Company’s investments, unfunded commitments and any related liquidity restrictions or other factors that may impact the ultimate value realized:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2016		June 30, 2017
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$137.8	$92.2	$147.3	$92.1
Other funds(2)	9.7	—	4.5	—
Other investments	$147.5	$92.2	$151.8	$92.1
___________________________

(1)
The Company uses NAV as a practical expedient one quarter in arrears (adjusted for current period calls and distributions)to determine the fair value. These funds primarily invest in a broad range of private equity funds, as well as making direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies, including long/short equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.

Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of Receivables and Payables and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable, which is reported in Other assets, approximates fair value because interest rates and other terms are at market rates. The carrying value of the credit facilities, which is reported in Senior bank debt, approximates fair value because the debt has variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2016		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$945.1	$936.0	$945.4	$968.5	Level 2
Convertible securities	307.5	466.9	308.6	510.5	Level 2

7.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Total
Balance, as of December 31, 2016	$2,628.1
Foreign currency translation	19.4
Balance, as of June 30, 2017	$2,647.5

	Acquired Client Relationships
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2016	$1,290.0	$(788.1)	$501.9	$995.5	$1,497.4
Intangible amortization and impairments	—	(43.9)	(43.9)	—	(43.9)
Foreign currency translation	3.2	—	3.2	19.4	22.6
Balance, as of June 30, 2017	$1,293.2	$(832.0)	$461.2	$1,014.9	$1,476.1
Definite-lived acquired client relationships are amortized over their expected useful lives. As of June 30, 2017, these relationships were being amortized over a weighted average life of approximately twelve years. The Company recorded amortization expense, in Intangible amortization and impairments, for these relationships of $26.7 million and $53.4 million for the three and six months ended June 30, 2016, respectively, and $22.0 million and $43.9 million for the three and six months ended June 30, 2017, respectively. Based on relationships existing as of June 30, 2017, the Company estimates that its

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

consolidated annual amortization expense will be approximately $85 million in each of 2017, 2018 and 2019, $50 million in 2020 and $30 million in 2021.

8.	Equity Method Investments in Affiliates
The following table presents the change in Equity method investments in Affiliates:

Total
Balance, as of December 31, 2016	$3,368.3
Equity method earnings	206.7
Equity method intangible amortization	(45.8)
Distributions of earnings from equity method investments	(283.5)
Investments	29.8
Foreign currency translation	3.6
Other	(0.4)
Balance, as of June 30, 2017	$3,278.7
In the six months ended June 30, 2017, there were no new material investments. In the six months ended June 30, 2016, the Company completed investments in Systematica Investments L.P. and Baring Private Equity Asia, both of which closed on January 4, 2016. The purchase price allocations were completed using financial models that included assumptions of expected market performance, net client cash flows and discount rates. The majority of the consideration paid is deductible for U.S. tax purposes over a 15-year life.
The aggregate purchase price allocation for the investments was as follows:

Total
Consideration paid	$551.0

Definite-lived acquired client relationships	$223.1
Indefinite-lived acquired client relationships	7.3
Deferred tax liability	(32.0)
Goodwill	352.6
$551.0
For these new investments, the Company recorded amortization expense on the definite-lived acquired client relationships of $4.5 million and $7.4 million in the three and six months ended June 30, 2016, respectively, and $3.7 million and $7.4 million in the three and six months ended June 30, 2017, respectively.
As of June 30, 2017, the definite-lived relationships at all of the Company’s equity method Affiliates were being amortized over a weighted average life of approximately 13 years. The Company recognized amortization expense for these relationships of $14.8 million and $29.0 million for the three and six months ended June 30, 2016, respectively, and $24.0 million and $45.8 million for the three and six months ended June 30, 2017, respectively. Based on relationships existing as of June 30, 2017, the Company estimates the annual amortization expense attributable to its current equity-method Affiliates to be approximately $85 million for each of the next five years.
The financial results of certain equity method Affiliates are recognized in the Consolidated Financial Statements one quarter in arrears.
The Company has determined that one if its equity method Affiliates is significant under Rule 10-01(b)(1) of Regulation S-X. For the three and six months ended June 30, 2016, this equity method Affiliate recognized revenue of $222.4 million and $428.5 million, respectively, and net income of $122.9 million and $234.6 million, respectively. For the three and six months ended June 30, 2017, this equity method Affiliate recognized revenue of $259.2 million and $524.8 million, respectively, and net income of $144.4 million and $293.0 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Related Party Transactions
A prior owner of one of the Company’s Affiliates retained an interest in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interest is presented in the Company’s Consolidated Balance Sheets as either a liability in Other liabilities or as Non-controlling interests, depending on the structure of the prior owner’s investments in the partnerships. The total liability was $67.8 million and $65.1 million at December 31, 2016 and June 30, 2017, respectively. The total non-controlling interest was $2.5 million and $1.3 million at December 31, 2016 and June 30, 2017, respectively.
The Company and its Affiliates earn asset based revenue, performance fees, distribution service, and other fees and incur distribution and servicing and other expenses for services provided to Affiliate sponsored investment products. In addition, Affiliate management owners and Company officers may serve as trustees or directors of certain investment vehicles from which an Affiliate earns advisory fee revenue.
The Company has liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The net present value of the total amounts payable were $8.6 million and $7.8 million as of December 31, 2016 and June 30, 2017, respectively, and were included in Other liabilities.
The Company has related party transactions in association with its Affiliate equity transactions, as more fully described in Notes 11 and 12.

10.	Share-Based Compensation
The following is a summary of share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Share-based compensation	$10.8	$10.3	$20.0	$19.7
Tax benefit	4.2	4.0	7.7	7.6
The Company has $66.4 million and $83.4 million of unrecognized share-based compensation as of December 31, 2016 and June 30, 2017, respectively, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding - December 31, 2016	1.4	$108.53
Options granted	0.0	152.36
Options exercised	(0.6)	96.52
Options forfeited	0.0	140.26
Unexercised options outstanding - June 30, 2017	0.8	116.71	3.6
Exercisable at June 30, 2017	0.4	107.81	1.6

For the six months ended June 30, 2016 and 2017, the Company granted stock options with fair values of $16.0 million and $0.4 million, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The fair value of options granted was estimated using the Black-Scholes option pricing model. For the six months ended June 30, 2016 and 2017, the weighted average fair value of options granted was $38.90 and $46.49, per option, respectively, based on the weighted-average grant date assumptions stated below.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30,
	2016	2017
Dividend yield	—%	0.5%
Expected volatility	30.6%	30.1%
Risk-free interest rate	1.6%	2.2%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2016	0.6	$168.84
Units granted	0.2	152.89
Units vested	(0.2)	167.72
Units forfeited	(0.0)	170.52
Unvested units - June 30, 2017	0.6	162.92

For the six months ended June 30, 2016 and 2017, the Company granted awards with fair values of $27.7 million and $36.4 million, respectively. These awards were valued based on the closing price of the Company’s common stock on the grant date and contain vesting conditions requiring service over a period of three to four years. In certain circumstances, awards also require certain performance conditions to be satisfied.

11.	Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with a ratable portion of ownership in one of the Company’s consolidated Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five and 15 years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). The current redemption value of the Company’s Affiliate equity interests is presented as Redeemable non-controlling interests. Changes in the current redemption value are recorded to Additional paid-in capital. The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling interests
Balance, as of December 31, 2016	$673.5
Changes attributable to consolidated products	6.2
Repurchases of redeemable Affiliate equity	(139.1)
Transfers from non-controlling interests	47.2
Changes in redemption value	142.8
Balance, as of June 30, 2017	$730.6

12.	Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the six months ended June 30, 2016 and 2017, distributions paid to Affiliate equity holders were $189.0 million and $178.6 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate equity holders. For the six months ended June 30, 2016 and 2017, the amount of cash paid for repurchases was $75.3 million and $85.1 million, respectively. For the six months ended June 30, 2016 and 2017, the total amount of cash received for issuances was $3.6 million and $8.0 million, respectively.

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
The following is a summary of Affiliate equity expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Controlling interest	$2.4	$3.1	$4.5	$7.1
Non-controlling interests	4.8	8.8	8.7	21.4
Total	$7.2	$11.9	$13.2	$28.5
The following is a summary of unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2016	$31.3	4 years	$70.7	5 years
June 30, 2017	32.8	4 years	83.8	5 years
The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total amount receivable was $22.9 million and $13.9 million at December 31, 2016 and June 30, 2017, respectively, and was included in Other assets. The total amount payable was $12.1 million and $70.7 million as of December 31, 2016 and June 30, 2017, respectively, and was included in Other liabilities.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Net income (controlling interest)	$108.3	$126.3	$212.3	$248.8
Increase / (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity issuances	(2.5)	0.9	(3.4)	(0.3)
Decrease in controlling interest paid-in capital related to Affiliate equity repurchases	(3.8)	(16.5)	(21.3)	(69.1)
Net income attributable to controlling interest and transfers from Non-controlling interests	$102.0	$110.7	$187.6	$179.4

13.	Income Taxes

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Controlling interest:
Current tax	$27.2	$40.0	$54.8	$62.4
Intangible-related deferred taxes	21.3	19.1	43.4	38.9
Other deferred taxes	1.8	1.6	7.3	17.2
Total controlling interest	50.3	60.7	105.5	118.5
Non-controlling interests:
Current tax	$2.2	$1.9	$4.2	$3.8
Deferred taxes	(0.2)	(0.1)	(0.3)	(0.1)
Total non-controlling interests	2.0	1.8	3.9	3.7
Provision for income taxes	$52.3	$62.5	$109.4	$122.2
Income before income taxes (controlling interest)	$158.7	$187.0	$317.8	$367.3
Effective tax rate attributable to controlling interest(1)	31.7%	32.5%	33.2%	32.3%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

14.	Earnings Per Share
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Numerator
Net income (controlling interest)	$108.3	$126.3	$212.3	$248.8
Interest expense on convertible securities, net of taxes	3.9	3.9	7.7	7.8
Net income (controlling interest), as adjusted	$112.2	$130.2	$220.0	$256.6
Denominator
Average shares outstanding (basic)	53.8	56.3	53.9	56.5
Effect of dilutive instruments:
Stock options and restricted stock	0.7	0.2	0.6	0.3
Junior convertible securities	2.2	2.2	2.2	2.2
Average shares outstanding (diluted)	56.7	58.7	56.7	59.0
As of June 30, 2017, the Company had unsettled market share repurchases for 0.2 million shares of its common stock, which were acquired under a $32.0 million accelerated share repurchase program that was completed on July 28, 2017.
Average shares outstanding (diluted) in the table above exclude share awards that have not satisfied performance conditions and the anti-dilutive effect of the following shares:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Stock options and restricted stock units	0.2	0.2	0.3	0.2
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intent to settle these potential purchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.

15.	Comprehensive Income
The following tables show the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended June 30,
	2016			2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(53.9)	$—	$(53.9)	$26.9	$—	$26.9
Change in net realized and unrealized gain (loss) on derivative securities	0.3	(0.0)	0.3	(0.6)	(0.0)	(0.6)
Change in net unrealized gain (loss) on investment securities	(23.0)	9.0	(14.0)	(7.1)	3.1	(4.0)
Other comprehensive income (loss)	$(76.6)	$9.0	$(67.6)	$19.2	$3.1	$22.3

	For the Six Months Ended June 30,
	2016			2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(55.9)	$—	$(55.9)	$39.1	$—	$39.1
Change in net realized and unrealized gain (loss) on derivative securities	(0.8)	(0.0)	(0.8)	(0.9)	0.0	(0.9)
Change in net unrealized gain (loss) on investment securities	(40.4)	15.6	(24.8)	0.2	0.7	0.9
Other comprehensive income (loss)	$(97.1)	$15.6	$(81.5)	$38.4	$0.7	$39.1

The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities (1)	Total
Balance, as of December 31, 2016	$(213.9)	$0.4	$9.8	$(203.7)
Other comprehensive gain (loss) before reclassifications	39.1	(0.8)	10.6	48.9
Amounts reclassified	—	(0.1)	(9.7)	(9.8)
Net other comprehensive gain (loss)	39.1	(0.9)	0.9	39.1
Balance, as of June 30, 2017	$(174.8)	$(0.5)	$10.7	$(164.6)
__________________________

(1)	See Note 3 for amounts reclassified from Other comprehensive income (loss).

16.	Segment Information
In the first quarter of 2017, the Company’s Chief Operating Decision Maker (the “CODM”) changed the manner in which he assesses the Company’s performance. In 2016, the CODM assessed the performance of the Company in three business segments representing three distribution channels. Given an increase in the number of the Company’s Affiliates accounted for

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

under the equity method of accounting and changes in the way asset management services are delivered, during the first quarter of 2017, the CODM began to assess the performance of the Company as a single global active asset management company. As a result, the CODM now reviews information organized around one operating segment to evaluate and manage the Company’s business operations. Therefore, the Company has determined that it has one reportable segment. In connection with this change, the Company completed impairment assessments based on its former three distribution channels, as well as its single global active asset management reporting unit, and determined that there were no impairments under either approach.

17.	Subsequent Events
On July 5, 2017, the Company contributed its interest in Forbes Family Trust to Wealth Partners Capital Group, LLC (“WPCG”), in return for a minority equity interest in WPCG. WPCG is a new venture which will invest, through partner firms, in smaller wealth management firms.
On July 12, 2017, the Company delivered a notice to redeem all $200.0 million principal amount outstanding of its 6.375% senior unsecured notes due 2042 at a redemption price equal to 100% of the principal amount. The Company will redeem the senior unsecured notes on August 15, 2017.

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
Executive Overview
We are a global active asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new Affiliates and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of June 30, 2017, our aggregate assets under management were $772.1 billion, in more than 550 investment products across a broad range of active, return-oriented strategies.
We hold meaningful equity interests in each of our Affiliates. In certain cases, we consolidate the Affiliate’s financial results in our Revenue, Operating expenses and Other non-operating (income) and expenses. In other cases, we use the equity method of accounting and our share of the Affiliate’s financial results is reported (net of intangible amortization) in Income from equity method investments. Our Affiliates accounted for under the equity method are integral to our operations and, therefore, Income from equity method investments is included in our Operating income.
While we account for a majority of our Affiliates on a consolidated basis of accounting, a growing number of our Affiliates are accounted for on an equity method basis. As a result, equity method Affiliates represent a growing proportion of our Operating income, as compared to our consolidated Affiliates, which represent a decreasing proportion of our Operating income.
Whether we account for an Affiliate on a consolidated or equity method basis of accounting, we generally maintain the same partnership approach and provide support and assistance in substantially the same manner, and our operating model is generally the same. Furthermore, our Affiliates are impacted by similar marketplace factors and operational trends, which may not be observable when analyzing the financial results of consolidated and equity method Affiliates separately. Therefore, we believe our aggregate operating measures of assets under management, average assets under management and aggregate revenue, which incorporate the assets under management and revenues of all of our Affiliates, regardless of the accounting treatment, have become increasingly important in providing management and investors with a more comprehensive view of the operating performance and material trends across our entire business. Aggregate revenue is calculated by combining the Revenue of our consolidated Affiliates with equity method revenue. We discuss both Revenue at our consolidated Affiliates and equity method revenue in our Results of Operations.
The following table presents our key operating performance measures:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in billions, except as noted)	2016	2017	% Change	2016	2017	% Change
Assets under management(1)
Consolidated Affiliate assets under management	$368.9	$407.2	10%	$368.9	$407.2	10%
Equity method Affiliate assets under management	278.7	364.9	31%	278.7	364.9	31%
Total	$647.6	$772.1	19%	$647.6	$772.1	19%

Average assets under management(1)
Consolidated Affiliate average assets under management	$373.5	$401.4	7%	$368.7	$394.2	7%
Equity method Affiliate average assets under management	272.8	363.0	33%	267.7	360.3	35%
Total	$646.3	$764.4	18%	$636.4	$754.5	19%

Revenue (in millions)	$554.1	$570.9	3%	$1,099.5	$1,115.2	1%
Equity method revenue (in millions)(2)	443.3	653.5	47%	894.0	1,473.2	65%
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

(2)	Equity method revenue primarily consists of asset based and performance fees earned by our equity method Affiliates.
Assets Under Management
Through our Affiliates, we manage active return-oriented strategies rather than passive or indexing strategies, exchange-traded funds, fixed income or money market products, which typically carry lower fee rates. We continue to see meaningful client demand for active return-oriented strategies, particularly in alternative and multi-asset strategies, reflecting continued investor demand for returns that are less correlated to traditional equity and fixed income markets.  Investor demand for passively managed and indexing strategies has continued, particularly for the large cap U.S. equity portion of client portfolios, and we have experienced outflows in U.S. equity strategies consistent with this industry-wide trend. We expect client demand for alternative and multi-asset strategies to continue, and believe the best-performing active equity managers (whether global-, regional- or country-specific) will continue to have significant opportunities to grow from net client cash inflows. We believe we are well positioned to benefit from these trends.

The following charts and tables provide information regarding the composition of and changes in our assets under management on a current basis by active return-oriented strategy and client type:

Assets under Management (in billions) at June 30, 2017

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

(2)	Global equities include emerging markets strategies, which accounted for 10% of our overall assets under management as of June 30, 2017.

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-asset & Other	Total
March 31, 2017	$290.6	$252.6	$110.9	$99.4	$753.5
Client cash inflows and commitments	14.3	10.0	3.4	4.5	32.2
Client cash outflows and realizations	(9.6)	(9.8)	(6.6)	(4.4)	(30.4)
Net client cash flows	4.7	0.2	(3.2)	0.1	1.8
Market changes	(0.8)	12.7	2.9	0.8	15.6
Foreign exchange(1)	1.8	2.6	0.1	0.5	5.0
Other	—	(0.2)	—	(3.6)	(3.8)
June 30, 2017	$296.3	$267.9	$110.7	$97.2	$772.1
By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
March 31, 2017	$444.8	$201.6	$107.1	$753.5
Client cash inflows and commitments	16.4	11.5	4.3	32.2
Client cash outflows and realizations	(15.0)	(11.9)	(3.5)	(30.4)
Net client cash flows	1.4	(0.4)	0.8	1.8
Market changes	8.6	4.2	2.8	15.6
Foreign exchange(1)	2.9	1.8	0.3	5.0
Other	(0.3)	(0.1)	(3.4)	(3.8)
June 30, 2017	$457.4	$207.1	$107.6	$772.1

By Strategy - Year to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-asset & Other	Total
December 31, 2016	$252.4	$233.9	$110.1	$92.3	$688.7
Client cash inflows and commitments	26.5	17.8	6.8	9.0	60.1
Client cash outflows and realizations	(17.6)	(18.6)	(14.6)	(8.7)	(59.5)
Net client cash flows	8.9	(0.8)	(7.8)	0.3	0.6
New investments	30.6	1.5	—	3.3	35.4
Market changes	2.7	30.1	8.3	4.2	45.3
Foreign exchange(1)	2.7	3.7	0.1	0.7	7.2
Other	(1.0)	(0.5)	—	(3.6)	(5.1)
June 30, 2017	$296.3	$267.9	$110.7	$97.2	$772.1

By Client Type - Year to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2016	$401.2	$188.3	$99.2	$688.7
Client cash inflows and commitments	27.9	23.8	8.4	60.1
Client cash outflows and realizations	(30.4)	(22.1)	(7.0)	(59.5)
Net client cash flows	(2.5)	1.7	1.4	0.6
New Investments	31.0	1.2	3.2	35.4
Market changes	24.8	13.5	7.0	45.3
Foreign exchange(1)	4.3	2.5	0.4	7.2
Other	(1.4)	(0.1)	(3.6)	(5.1)
June 30, 2017	$457.4	$207.1	$107.6	$772.1
_________________________

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated assets under management into U.S. dollars for reporting purposes.

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

Average assets under management increased $118.1 billion or 18% for the three months ended June 30, 2017 due to a 33% increase in average assets under management at equity method Affiliates and a 7% increase in average assets under management at consolidated Affiliates. Average assets under management increased $118.1 billion or 19% for the six months ended June 30, 2017 due to a 35% increase in average assets under management at equity method Affiliates and a 7% increase in average assets under management at consolidated Affiliates.

Aggregate Revenue

Aggregate revenue is calculated by combining the Revenue of our consolidated Affiliates with equity method revenue. We derive most of our aggregate revenue from asset based revenue and performance fees from investment management services. Asset based revenue includes advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance fees are billed based upon investment performance, typically on an absolute basis or relative to a benchmark.

Our ratio of asset based revenue to average assets under management (“asset based revenue ratio”) either in the aggregate, or separately for consolidated Affiliates or equity method Affiliates is calculated as asset based revenue divided by average assets under management for the respective Affiliates. Our asset based revenue ratios may change as a result of new investments, client cash flows, market changes, foreign exchange or changes in contractual fees.
The following table presents the Revenue of our consolidated Affiliates and equity method revenue, and when combined, Aggregate revenue:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2016	2017	% Change	2016	2017	% Change
Revenue	$554.1	$570.9	3%	$1,099.5	$1,115.2	1%
Equity method revenue (1)	443.3	653.5	47%	894.0	1,473.2	65%
__________________________

(1)	Equity method revenue primarily consists of asset based and performance fees earned by our equity method Affiliates.

Aggregate revenue increased 23% in the three months ended June 30, 2017. This increase was primarily due to a $210.2 million or 47% increase in equity method revenue and a $16.8 million or 3% increase in Revenue at our consolidated Affiliates. The increase in equity method revenue was primarily due to an increase of $173.0 million or 39% from asset based revenue and an increase of $37.2 million or 8% from performance fees. The increase in asset based revenue was primarily due to a 33% increase in average assets under management and an increase in our asset based revenue ratio of 6% as a result of our 2016 investments in new equity method Affiliates which had higher asset based revenue ratios than existing Affiliates. The increase in Revenue at our consolidated Affiliates was primarily due to an increase of $22.4 million or 4% from asset based revenue, partially offset by a $5.6 million or 1% decrease from performance fees. The increase in asset based revenue at consolidated Affiliates was primarily due to a 7% increase in average assets under management, partially offset by a 3% decline in our asset based revenue ratio.

Aggregate revenue increased 30% in the six months ended June 30, 2017, due primarily to an increase in equity method revenue of $579.2 million or 65% and a $15.7 million or 1% increase in Revenue at our consolidated Affiliates. The increase in equity method revenue was primarily due to an increase of $366.6 million or 41% from asset based revenue and an increase of $212.5 million or 24% from performance fees. The increase in asset based revenue was primarily due to a 35% increase in average assets under management and an increase in our asset based revenue ratio of 6% as a result of our 2016 investments in new equity method Affiliates which had higher asset based revenue ratios than existing Affiliates. The increase in Revenue at our consolidated Affiliates was primarily due to a $31.7 million or 3% increase from asset based revenue, partially offset by a $16.0 million or 2% decrease from performance fees. The increase in asset based revenue at our consolidated Affiliates was primarily due to a 7% increase in average assets under management, partially offset by a 4% decline in our asset based revenue ratio.

Aggregate revenue and equity method revenue are provided in addition to, but not as substitutes for, Revenue. See Results of Operations for a further discussion of the changes in Revenue at our consolidated Affiliates and equity method revenue.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2016	2017	% Change	2016	2017	% Change
Net income (controlling interest)	$108.3	$126.3	17%	$212.3	$248.8	17%
Adjusted EBITDA (controlling interest)(1)	220.3	254.8	16%	436.1	498.6	14%
Economic net income (controlling interest)(1)	167.4	188.7	13%	326.7	371.9	14%
__________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
We believe Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for our management and investors. Adjusted EBITDA (controlling interest) provides a comprehensive view of our share of the financial performance of our entire business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment obligations. Conversely, our GAAP financial performance measures, Operating income and Income before income taxes, include the non-controlling interest’s share of financial performance.
Our ownership level of consolidated Affiliates is higher than our ownership level of our equity method Affiliates and, as a result, we experience a greater proportion of an increase or decrease in Revenue from our consolidated Affiliates than an increase or decrease in our equity method revenue. While our equity method revenue increased 47% in the three months ended June 30, 2017, our Revenue from consolidated Affiliates increased 3%, resulting in a $34.5 million or 16% increase in Adjusted EBITDA (controlling interest). In the six months ended June 30, 2017, our equity method revenue increased 65%, while our Revenue from consolidated Affiliates increased 1%, resulting in a $62.5 million or 14% increase in Adjusted EBITDA (controlling interest).
Our Net income (controlling interest) increased $18.0 million or 17% in the three months ended June 30, 2017, which was generally consistent with the 16% increase in Adjusted EBITDA (controlling interest). In the six months ended June 30, 2017, our Net income (controlling interest) increased $36.5 million or 17%, which was greater on a percentage basis than the 14% increase in Adjusted EBITDA, primarily due to a decrease in our effective tax rate and lower relative growth in Amortization and impairments and Interest expense in the six month period ended June 30, 2017 than the comparative period.
We consider Economic net income (controlling interest) to be an important measure of our financial performance, as we believe it best represents our performance after tax and before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. Our Economic net income (controlling interest) increased $21.3 million or 13% in the three months ended June 30, 2017, which is less on a percentage basis than the increase in Adjusted EBITDA (controlling interest), primarily due to an increase in our cash taxes. In the six months ended June 30, 2017, our Economic net income (controlling interest) increased $45.2 million or 14%, consistent with the increase in Adjusted EBITDA (controlling interest).
Results of Operations
The following discussion includes the financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our Revenue, Operating expenses and Other non-operating (income) and expenses, and our share of our equity method Affiliates’ financial results is reported (net of intangible amortization) in Income from equity method investments in Operating income.
Revenue
The following table summarizes our consolidated Affiliate average assets under management and Revenue:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2016	2017	% Change	2016	2017	% Change
Consolidated Affiliates average assets under management (in billions)	$373.5	$401.4	7%	$368.7	$394.2	7%
Revenue	$554.1	$570.9	3%	$1,099.5	$1,115.2	1%

Our Revenue increased $16.8 million or 3% in the three months ended June 30, 2017, primarily due to a $22.4 million or 4% increase from asset based revenue, partially offset by a $5.6 million or 1% decrease from performance fees. The change in asset based revenue was primarily due to a 7% increase in average assets under management, partially offset by a 3% decline in our asset based revenue ratio. The decline in our asset based revenue ratio was primarily due to changes in the composition of our average assets under management.

Our Revenue increased $15.7 million or 1% in the six months ended June 30, 2017, primarily due to a $31.7 million or 3% increase from asset based revenue, partially offset by a $16.0 million or 2% decrease from performance fees. The change in asset based revenue was primarily due to a 7% increase in average assets under management and a 4% decline in our asset based revenue ratio. The decline in our asset based revenue ratio was due to a decrease in asset based revenue related to renewal commissions at one of our Affiliates in the United Kingdom as a result of a regulatory change which was offset by a reduction in distribution expenses at the Affiliate which were reported in Selling, general and administrative expenses. The decline in our asset based revenue ratio was also due to changes in the composition of our average assets under management.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2016	2017		2016	2017
Compensation and related expenses	$232.1	$242.2	4%	$458.7	$484.2	6%
Selling, general and administrative	96.6	89.1	(8)%	192.5	177.8	(8)%
Intangible amortization and impairments	28.6	22.0	(23)%	55.3	43.9	(21)%
Depreciation and other amortization	5.0	4.9	(2)%	10.0	10.1	1%
Other operating expenses (net)	10.0	11.8	18%	22.5	21.7	(4)%
Total operating expenses	$372.3	$370.0	(1)%	$739.0	$737.7	(0)%
Our operating expenses are primarily attributable to the non-controlling interests because the substantial majority of these expenses are incurred by consolidated Affiliates through which we share in revenue without regard to expenses. For these Affiliates, the amount of their operating expenses, including compensation, is generally determined by the percentage of revenue allocated to operating expenses (“Operating Allocation”) as part of the structured partnership interests in place at the respective Affiliate. Accordingly, our operating expenses are impacted by increases or decreases in an Affiliate’s revenue and corresponding increases or decreases in its respective Operating Allocation.
Compensation and related expenses increased $10.1 million or 4% in the three months ended June 30, 2017, primarily due to a $6.3 million or 3% increase from compensation expenses at Affiliates and a $4.6 million or 2% increase from compensation expenses associated with Affiliate equity transactions. These changes primarily relate to the non-controlling interests.
Compensation and related expenses increased $25.5 million or 6% in the six months ended June 30, 2017, primarily due to a $15.3 million or 3% increase from compensation expenses associated with Affiliate equity transactions and a $9.0 million or 2% increase from compensation expenses at Affiliates. These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $7.5 million or 8% in the three months ended June 30, 2017, primarily due to a $5.8 million or 6% decrease from a reduction of expenses in wealth management initiatives.
Selling, general and administrative expenses decreased $14.7 million or 8% in the six months ended June 30, 2017, primarily due to a $7.2 million or 4% decrease from a reduction in distribution expenses, related to commissions at certain of our Affiliates in the United Kingdom, a $5.8 million or 3% decrease from a reduction of expenses in wealth management initiatives and a $1.2 million or 1% decrease from acquisition-related professional fees.
Intangible amortization and impairments decreased $6.6 million or 23% in the three months ended June 30, 2017, due to a $5.0 million or 17% decrease from a change in the pattern of economic benefit for certain assets and a $1.6 million or 6% decrease from certain assets being fully amortized.
Intangible amortization and impairments decreased $11.4 million or 21% in the six months ended June 30, 2017, due to a $8.4 million or 15% decrease from a change in the pattern of economic benefit for certain assets and a $3.0 million or 6% decrease from certain assets being fully amortized.
There were no significant changes in Depreciation and other amortization and Other operating expenses (net) in the three and six months ended June 30, 2017.
Income from Equity Method Investments
For equity method Affiliates, our share of an Affiliate’s earnings or losses is contractually calculated using a formula whereby our share is based either on a fixed percentage of such Affiliate’s revenue without regard to expenses or by reference to such Affiliate’s revenue less certain agreed-upon expenses. Our share of an Affiliate’s earnings or losses is reported (net of intangible amortization attributable to our investment in an equity method Affiliate) in Income from equity method investments in Operating income.
Additional investments in existing or new Affiliates will generally impact our financial results in the year of investment and, depending upon the timing, in the following year when the full-year financial results of the Affiliate investment are reflected in our Consolidated Financial Statements.
The following table summarizes equity method earnings and equity method intangible amortization, which together comprise Income from equity method investments, as well as equity method Affiliate average assets under management and equity method revenue:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2016	2017	% Change	2016	2017	% Change
Equity method earnings	$80.0	$99.0	24%	$162.2	$206.7	27%
Equity method intangible amortization	(14.8)	(24.0)	62%	(29.0)	(45.8)	58%
Income from equity method investments	$65.2	$75.0	15%	$133.2	$160.9	21%

Operating Measures
Equity method Affiliates average assets under management (in billions)	$272.8	$363.0	33%	$267.7	$360.3	35%
Equity method revenue	$443.3	$653.5	47%	$894.0	$1,473.2	65%

Our equity method revenue increased $210.2 million or 47% in the three months ended June 30 2017, due to a $173.0 million or 39% increase from asset based revenue and a $37.2 million or 8% increase from performance fees. The increase in asset based revenue was due to increases of $129.2 million or 29% from our 2016 investments in new Affiliates and $43.8 million or 10% from asset based revenue at existing Affiliates. The increase in asset based revenue at existing Affiliates was due to a 15% increase in average assets under management. The increase in performance fees was primarily due to a $38.6 million or 9% increase from our 2016 investments in new Affiliates, partially offset by a $1.4 million or less than 1% decrease from performance fees at existing Affiliates.
While equity method revenue increased 47% in the three months ended June 30, 2017, equity method earnings increased $19.0 million or 24%, primarily due to our 2016 investments in new Affiliates, in which we own less of the equity interests than in our existing equity method Affiliates.
Equity method intangible amortization increased $9.2 million or 62% in the three months ended June 30, 2017, due to a $4.7 million or 32% increase from our 2016 investments in new Affiliates and a $4.5 million or 30% increase from a change in the pattern of economic benefit related to certain assets at existing Affiliates.
Our equity method revenue increased $579.2 million or 65% in the six months ended June 30, 2017, due to a $366.7 million or 41% increase from asset based revenue and a $212.5 million or 24% increase from performance fees. The increase in asset based revenue was primarily due to increases of $270.1 million or 30% from our 2016 investments in new Affiliates and $96.5 million or 11% from asset based revenue at existing Affiliates. The increase in asset based revenue at existing Affiliates was due to a 15% increase in average assets under management. The increase in performance fees was primarily due to a $232.6 million or 26% increase from performance fees from our 2016 investments in new Affiliates, partially offset by $20.2 million or 2% decrease in performance fees at existing Affiliates.
While equity method revenue increased 65% in the six months ended June 30, 2017, equity method earnings increased $44.5 million or 27%, primarily from our 2016 investments in new Affiliates, in which we own less of the equity interests than in our existing equity method Affiliates.
Equity method intangible amortization increased $16.8 million or 58% in the six months ended June 30, 2017, due to an $11.0 million or 38% increase from our 2016 investments in new Affiliates and a $5.8 million or 20% increase from a change in the pattern of economic benefit related to certain assets at existing Affiliates.
Non-Operating (Income) and Expenses
The following table summarizes non-operating income and expense data:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2016	2017	% Change	2016	2017	% Change
Investment and other income	$(11.6)	$(15.7)	35%	$(15.6)	$(29.2)	87%
Interest expense	21.9	22.4	2%	44.0	44.3	1%
Imputed interest expense and contingent payment arrangements	0.8	2.3	188%	(1.1)	3.1	N.M. (1)
Income taxes	52.3	62.5	20%	109.4	122.2	12%
___________________________

(1)	Percentage change is not meaningful.
Investment and other income increased $4.1 million or 35% in the three months ended June 30, 2017, primarily due to a $7.8 million or 67% increase from changes in the fair value of investments, partially offset by a $1.7 million or 15% decrease from lower dividend income and a $1.5 million or 13% decrease from lower foreign currency transaction gains.
Investment and other income increased $13.6 million or 87% in the six months ended June 30, 2017, primarily due to a $12.0 million or 77% increase from changes in the fair value of investments and a $3.8 million or 24% increase from realized gains on the sale of investment securities, partially offset by a $1.7 million 11% decrease from lower dividend income.
There were no significant changes in Interest expense in the three and six months ended June 30, 2017.
Imputed interest expense and contingent payment arrangements increased $1.5 million in the three months ended June 30, 2017, primarily due to a $1.4 million expense on the revaluation of a contingent payment arrangement.
Imputed interest expense and contingent payment arrangements increased $4.2 million in the six months ended June 30, 2017, primarily due to a $2.8 million gain on the revaluation of a contingent payment arrangement in the six months ended June 30, 2016, which did not reoccur and a $1.4 million expense on the revaluation of a contingent payment arrangement in the six months ended June 30, 2017.
Income taxes increased $10.2 million or 20% and $12.8 million or 12% in the three and six months ended June 30, 2017, respectively, primarily due to an increase in Income before income taxes attributable to the controlling interest, partially offset by stock compensation tax benefits, as well as an increase in the indefinite reinvestment of certain foreign earnings.
Net Income
The previously discussed changes in Revenue, expenses and Income from equity method investments had the following effect on Net income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2016	2017	% Change	2016	2017	% Change
Net income	$183.6	$204.4	11%	$357.0	$398.0	11%
Net income (non-controlling interests)	75.3	78.1	4%	144.7	149.2	3%
Net income (controlling interest)	108.3	126.3	17%	212.3	248.8	17%

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
The following table provides a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2017	2016	2017
Net income (controlling interest)	$108.3	$126.3	$212.3	$248.8
Interest expense	21.9	22.4	44.0	44.3
Imputed interest expense and contingent payment arrangements(1)	0.8	2.3	(1.1)	3.1
Income taxes	50.3	60.7	105.5	118.5
Depreciation and other amortization	2.0	2.2	4.0	4.5
Intangible amortization and impairments(2)	37.0	40.9	71.4	79.4
Adjusted EBITDA (controlling interest)	$220.3	$254.8	$436.1	$498.6
___________________________

(1)
In the six months ended June 30, 2016, we adjusted our estimate of a contingent payment obligation and, accordingly, recorded a gain attributable to the controlling interest of $2.8 million. For the six months ended June 30, 2017, we adjusted our estimate of a contingent payment obligation and accordingly, recorded a loss attributable to the controlling interest of $1.4 million, all of which occurred in the three months ended June 30, 2017.

(2)
Our reported intangible amortization includes amortization attributable to our non-controlling interests. For our equity method Affiliates, we do not separately report intangible amortization in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Income from equity method investments.

The following table summarizes the Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2017	2016	2017
Reported Intangible amortization and impairments	$28.6	$22.0	$55.3	$43.9
Intangible amortization (non-controlling interests)	(6.4)	(5.1)	(12.9)	(10.3)
Equity method intangible amortization	14.8	24.0	29.0	45.8
Total	$37.0	$40.9	$71.4	$79.4
Economic Net Income (controlling interest) and Economic Earnings Per Share
As supplemental information, we also provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) and Economic earnings per share to be important measures of our financial performance, as we believe they best represent our performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates, and they are, therefore, employed as our principal performance measures. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as substitutes for, other GAAP measures of financial performance, such as Net income (controlling interest) and Earnings per share (diluted).
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2016	2017	2015	2017
Net income (controlling interest)	$108.3	$126.3	$212.3	$248.8
Intangible amortization and impairments(1)	37.0	40.9	71.4	79.4
Intangible-related deferred taxes	21.3	19.1	43.4	38.9
Other economic items(2)(3)	0.8	2.4	(0.4)	4.8
Economic net income (controlling interest)	$167.4	$188.7	$326.7	$371.9
Average shares outstanding (diluted)	56.7	58.7	56.7	59.0
Assumed issuance of junior convertible securities shares	(2.2)	(2.2)	(2.2)	(2.2)
Average shares outstanding (adjusted diluted)	54.5	56.5	54.5	56.8
Economic earnings per share	$3.07	$3.33	$5.99	$6.55
____________________________

(1)	See note (2) to the table in “Adjusted EBITDA (controlling interest).”

(2)
For the three months ended June 30, 2016 and 2017, Other economic items were net of income tax expense of $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2016 and 2017, Other economic items were net of an income tax benefit of $0.2 million and income tax expense of $1.2 million, respectively.

(3)
For the six months ended June 30, 2016, we adjusted our estimate of a contingent payment obligation and, accordingly, recorded a gain attributable to the controlling interest of $2.8 million ($1.7 million net of tax). For the six months ended June 30, 2017, we adjusted our estimate of a contingent payment obligation and accordingly, recorded a loss attributable to the controlling interest of $1.4 million ($0.9 million net of tax), all of which occurred in the three months ended June 30, 2017.

Liquidity and Capital Resources
During the six months ended June 30, 2017, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash during the quarter were, and for the foreseeable future are expected to be, for repayments of senior debt, distributions to Affiliate equity holders, repurchases of common stock, Affiliate equity repurchases, the payment of cash dividends on our common stock, and general working capital purposes. We also expect that a principal use of cash will be for investments in new and existing Affiliates. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from our equity distribution program, will be sufficient to support our cash flow needs for the foreseeable future.

Cash and cash equivalents at December 31, 2016 and June 30, 2017 were $430.8 million and $364.6 million, respectively, including $18.9 million and $23.3 million, respectively, in our wholly-owned foreign subsidiaries, which could be repatriated without accruing or paying any significant additional U.S. taxes.
The following table summarizes our cash flow activities:

	For the Six Months Ended June 30,
(in millions)	2016	2017
Operating cash flow	$341.4	$444.0
Investing cash flow	(540.0)	1.0
Financing cash flow	(14.4)	(517.2)

Operating Cash Flow

In the six months ended June 30, 2017, Cash flow from operating activities increased $102.6 million, of which approximately 70% was attributable to the controlling interest. Cash flow from operating activities attributable to the controlling interest increased primarily from the receipt of cash distributions of our share of equity method earnings from our 2016 investments in new Affiliates.
Investing Cash Flow
Net cash flow from investing activities, which is primarily attributable to the controlling interest, increased $541.0 million in the six months ended June 30, 2017, primarily due to a decrease in Investments in Affiliates of $521.1 million and an increase in Sale of investment securities of $24.1 million.
Financing Cash Flow
Net cash flow used in financing activities, which is primarily attributable to the controlling interest, increased $502.8 million in the six months ended June 30, 2017. This increase was primarily due to a change in the senior debt activity from net borrowings of $255.0 million in the six months ended June 30, 2016 to net repayments of $80.0 million in the six months ended June 30, 2017, an increase in repurchases of common stock of $136.8 million, and an increase in taxes paid on shares withheld from restricted stock vesting and option exercises, included in Other financing items of $25.5 million.
The following table summarizes the carrying value of our outstanding indebtedness:

(in millions)	December 31, 2016	June 30, 2017
Senior bank debt	$870.0	$790.0
Senior notes	945.1	945.4
Convertible securities	307.5	308.6
Senior Bank Debt and Senior Notes
We have a $1.45 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $385.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The credit facilities both mature on September 30, 2020.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. As of June 30, 2017, we were in compliance with all terms of our credit facilities and had $1.0 billion of remaining capacity under our revolver, all of which we could borrow and remain in compliance with our credit facilities.
On July 12, 2017, we delivered a notice to redeem all $200.0 million principal amount outstanding of our 6.375% senior unsecured notes due 2042 at a redemption price equal to 100% of the principal amount. We will redeem the senior unsecured notes on August 15, 2017.
We are currently rated A3 by Moody’s Investors Service and we were upgraded to A- by S&P Global Ratings during the quarter. A downgrade of our credit rating, including a downgrade to below investment grade, would not trigger a default or have any other significant impact on the terms of our existing credit facilities. A reduction in our credit rating could, however, increase our borrowing costs. Additionally, a downgrade of our credit rating below investment grade in connection with a change in control would require us to make a repurchase offer on certain of our senior notes.
Equity Distribution Program

In 2016, we entered into equity distribution and forward equity agreements with several major securities firms under which we, from time to time, may issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  As of June 30, 2017, no sales have occurred under the equity distribution program.
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
As of June 30, 2017, our current redemption value of $730.6 million for these interests has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we repurchased $150.4 million of Affiliate equity during the six months ended June 30, 2017, and expect to repurchase a total of approximately $175 million in 2017. In the event of a repurchase, we would become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain investment partnerships. As of June 30, 2017, these unfunded commitments totaled $92.1 million and may be called in future periods. In connection with a past acquisition agreement, we are contractually entitled to reimbursement from a prior owner of one of the Company’s Affiliates for $11.1 million of these commitments if they are called.
As of June 30, 2017, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments related to our investments in Affiliates through 2019. For our consolidated Affiliates, we were contingently liable for up to $21.7 million, and expected to make payments of $8.9 million ($1.6 million in 2017). The present value of these expected payments was $7.8 million as of June 30, 2017. For our equity method Affiliates, we were contingently liable for up to $170.0 million, and expected to make no payments.
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
We and certain of our Affiliates operate under regulatory authorities, which require that we and they maintain minimum financial or capital requirements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in May 2015 and January 2017, authorizing us to repurchase up to 3.0 million and 1.9 million shares of our common stock, respectively, for a total of 4.9 million shares, which do not expire. As of June 30, 2017, we had repurchased 2.2 million shares of this total authorized amount. As of June 30, 2017, we had unsettled market share repurchases for 0.2 million shares of our common stock, which were acquired under a $32.0 million accelerated share repurchase program that was completed on July 28, 2017.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2017. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Contractual Obligations(1)
Senior bank debt	$790.0	$—	$—	$790.0	$—
Senior notes(2)	1,495.0	21.0	84.0	84.0	1,306.0
Junior convertible securities	885.7	11.1	44.4	44.4	785.8
Leases(3)	205.8	19.1	67.2	58.5	61.0
Affiliate equity	70.7	70.0	0.7	—	—
Total contractual obligations	$3,447.2	$121.2	$196.3	$976.9	$2,152.8
Contingent Obligations
Contingent payment obligations(4)	$8.9	$1.6	$7.3	$—	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $92.1 million and $26.6 million, respectively, as of June 30, 2017, as we cannot predict when such obligations will be paid.

(2)
On July 12, 2017, the Company delivered a notice to redeem all $200.0 million principal amount outstanding of its 6.375% senior unsecured notes due 2042 at a redemption price equal to 100% of the principal amount. The Company will redeem the senior unsecured notes on August 15, 2017.

(3)	The controlling interest portion is $5.7 million through 2017, $22.7 million in 2018-2019, $19.7 million in 2020-2021 and $29.4 million thereafter.

(4)
The contingent payment obligations disclosed in the table represent our expected settlement amounts associated with our investments in new Affiliates. The maximum settlement amount through 2017 is $4.7 million, $187.0 million in 2018-2019 and none thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2017. Please refer to the below as well as the additional disclosures in Item 7A of our 2016 Annual Report on Form 10-K.
Foreign Currency Exchange Risk
To illustrate the effect of possible changes in currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of approximately $13 million and $2 million, respectively, as of June 30, 2017, and annual changes to Income before income taxes of $1.2 million and $0.3 million, respectively.

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
PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
April 1-30, 2017	—	$—	—	$—	3,488,778
May 1-31, 2017	660,301	153.17	587,891	153.42	2,900,887
June 1-30, 2017(3)	214,659	165.28	180,875	165.86	2,720,012
Total	874,960	156.14	768,766	156.35
____________________________

(1)	Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions.

(2)
Our Board of Directors authorized share repurchase programs in May 2015 and January 2017, authorizing us to repurchase up to 3.0 million and 1.9 million shares of our common stock, respectively, for a total of 4.9 million shares, which do not expire. As of June 30, 2017, we had repurchased 2.2 million shares of this total authorized amount.

(3)
As of June 30, 2017, we had unsettled market share repurchases for 180,875 shares of our common stock, which were acquired under a $32.0 million accelerated share repurchase program. The program was completed on July 28, 2017, resulting in delivery of a total of 182,713 shares under the program.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 3, 2017	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to Amended and Restated Certificate of Incorporation.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three-and six-month periods ended June 30, 2017 and 2016, (ii) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iii) the Consolidated Statements of Equity for the six-month periods ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

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