Form 10-K
period 2017-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2018-02-23
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $165.86 on that date on the New York Stock Exchange, was $9,252,014,628. There were 54,496,210 shares of the registrant’s common stock outstanding on February 21, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about June 12, 2018 are incorporated by reference into Part III.

FORM 10-K

i

PART I
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an executive officer may constitute“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors.”
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
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new Affiliates and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of December 31, 2017, our aggregate assets under management were $836.3 billion in more than 550 investment products across a broad range of active return-oriented strategies.
We hold meaningful equity interests in each of our Affiliates and each Affiliate’s management team retains a significant equity interest in their own firm. Affiliate management equity ownership (along with our long-term ownership) aligns our interests, enhances Affiliate management equity incentives and preserves the opportunity for Affiliate management to participate directly in the long-term future growth of their firms. Our innovative partnership approach provides Affiliate management with a degree of liquidity and financial diversification while ensuring that our Affiliates maintain operational autonomy in managing their business, thereby preserving their unique entrepreneurial culture and independence.
Given our long-term partnership approach, we address the ongoing succession planning issues facing the Affiliate’s principal owners as they transition incentives to future generations by facilitating the transfer of equity over time to the next generation of Affiliate management. In certain cases, we do not have an obligation to repurchase Affiliate equity interests, but we may make additional investments to further facilitate Affiliate ownership transition.
Although we invest in boutique investment management firms that we anticipate will grow independently, given our partnership approach, we enhance our Affiliates’ growth prospects by providing access to the resources and scale of a global asset management company.
We are focused on investing in investment management firms around the world managing active return-oriented strategies, including traditional, alternative and wealth management firms. We identify high-quality boutique firms based on our thorough understanding of the asset management industry, and we have developed long-term relationships with a significant number of these firms. Within our target universe, we seek strong and stable boutiques that offer active return-oriented strategies, such as alternative strategies and global equities strategies. These boutiques are typically characterized by a strong multi-generational management team, entrepreneurial culture and commitment to building long-term success.
We anticipate that we will continue to have significant investment opportunities across the global asset management industry, most often in independent investment management firms, and will continue to have investment opportunities resulting from subsidiary divestitures, secondary sales and other special situations. In addition, we also have the opportunity to make additional investments in our existing Affiliates. We are well-positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, our broad industry relationships and our substantial experience and expertise in structuring and negotiating transactions. We have a strong global reputation as an outstanding partner to our Affiliates, and we are widely recognized in the marketplace as providing innovative solutions for the succession and strategic needs of boutique investment management firms.
Investment Management Operations
Through our Affiliates, we provide a comprehensive and diverse range of active return-oriented strategies. As of December 31, 2017, we managed $836.3 billion in traditional and alternative strategies in more than 550 investment products across investment styles, asset classes and geographies. Our traditional strategies include global equities, emerging markets equities, U.S. equities and multi-asset and other strategies. Our alternative strategies include fixed income and equity relative value, systematic diversified, private equity and real assets and other alternative strategies. The following chart provides information regarding our traditional and alternative active return-oriented strategies as of December 31, 2017.
Institutional, Retail and High Net Worth Clients
Through our Affiliates, we provide a comprehensive and diverse range of active return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. We manage disciplined and focused investment strategies that address the specialized needs of institutional clients, including foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and multi-employer plans. Through our retail distribution platform and the retail distribution efforts of our Affiliates, we provide boutique investment management expertise to retail investors through advisory and sub-advisory services to active return-oriented mutual funds, Undertakings for the Collective Investment of Transferable Securities (“UCITS”) and other retail products. Our investment management services to retail investors are distributed globally through various intermediaries, including independent investment advisors, retirement plan sponsors, broker-dealers, major fund marketplaces, separately managed accounts (“SMAs”), including unified managed accounts (“UMAs”), and bank trust departments. We also provide investment management and customized investment counseling and fiduciary services to high net worth individuals, families and charitable foundations, and to individually managed accounts via intermediaries, including brokerage firms or other sponsors.

Global Distribution

Our Affiliates’ investment services and products are distributed by sales and marketing professionals that develop new business through direct sales efforts and established relationships with consultants and intermediaries around the world. Our global distribution platform operates in key markets to extend the reach of our Affiliates’ own business development efforts and provide the necessary resources and expertise to ensure that our Affiliates’ products and services are responsive to the evolving demands of the global marketplace. We have offices in Sydney, serving investors in Australia and New Zealand; London, serving investors in the UK and continental Europe; Zurich, serving investors in Switzerland; Dubai, serving investors in the Middle East; and Hong Kong, serving investors in Asia.
We also have retail distribution platforms in the U.S. and Ireland. AMG Funds, our U.S. retail distribution platform, provides access to the investment services of our Affiliates and independent fund managers. For non-U.S. investors, our Irish UCITS platform provides access to certain of our Affiliates’ investment services through a family of UCITS funds.
Our Innovative Structure and Relationship with Affiliates

We establish and maintain long-term partnerships with the management equity owners of our Affiliates, and believe that Affiliate management equity ownership (along with our long-term ownership) aligns our and our Affiliates’ interests, enhances Affiliate management equity incentives and preserves the opportunity for Affiliate management to participate directly in the long-term future growth of their firms. Our innovative partnership approach allows each Affiliate’s management team to retain sufficient equity in their firm to address their particular needs. Affiliate management equity ownership also provides Affiliate management with a degree of liquidity and financial diversification while ensuring, by providing investment and operational autonomy in managing their businesses, that our Affiliates maintain their unique entrepreneurial culture and independence. Although the equity structure of each Affiliate investment is tailored to meet the needs of management equity owners of the particular Affiliate, in all cases, we maintain a meaningful equity interest in the Affiliate, with a significant equity interest retained by Affiliate management.
Each of our Affiliates operates through distinct entities, typically organized as limited liability companies or limited partnerships (or equivalent non-U.S. forms), which affords us the flexibility to design a separate operating agreement for each Affiliate that reflects our customized arrangements with respect to governance, economic participation, equity incentives and the other terms of our relationship.  In each case, the operating agreement provides for a governance structure that gives Affiliate management the authority to manage and operate the business on a day-to-day basis.  The operating agreement also reflects the specific terms of our economic participation in the Affiliate, which, in each case, uses a “structured partnership interest” to ensure alignment of our economic interests with those of Affiliate management.
When we own a controlling interest in an Affiliate, we typically use structured partnership interests in which we share in the Affiliate’s revenue without regard to expenses. For these Affiliate investments, a set percentage of revenue is allocated to fund operating expenses, including compensation (the “Operating Allocation”), while the remaining revenue (the “Owners’ Allocation”) is allocated to us and Affiliate management in proportion to our respective ownership interests. We and Affiliate management, therefore, participate in any increase or decrease in revenue through the Owners’ Allocation, and Affiliate management also participates in any increase or decrease in margin through the Operating Allocation. We consolidate these Affiliates’ financial results into our Consolidated Financial Statements.

Exhibit 1 (Typical Structured Partnership Interest)

Example Assumptions
• Operating Allocation = 50%
• Owners' Allocation = 50%
• Ownership:
- AMG = 60%
- Affiliate Management = 40%
Expense = $40
Affiliate Salary & Bonuses; Other Operating Expenses
$40
Operating Allocation
$10
Revenue = $100
50%
$50
LP
Structured Partnership Interest
Affiliate Management Interest Holders
50%
$50
40%
$20
Owners' Allocation
60%
$30
AMG
Revenue $100
Expense 40
Profit $ 60
Margin 60%

When we do not own a controlling interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. For these Affiliates, we use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby our share is based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses. This type of partnership interest allows us to benefit from any increase in revenue or any decrease in the expenses that are included in the calculation, but also directly exposes us to any decrease in revenue or any increase in such expenses. We also use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby our share is based on a percentage of the Affiliate’s revenue without regard to expenses. In this type of partnership interest, our contractual share of revenue generally has priority over distributions to Affiliate management. We do not consolidate Affiliates accounted for under the equity method into our Consolidated Financial Statements. Instead, our share of earnings from these Affiliates, net of amortization and impairments, is included in Income from equity method investments in our Consolidated

Statements of Income, and our interest in these Affiliates is reported in Equity method investments in Affiliates in our Consolidated Balance Sheets.
Whether we consolidate an Affiliate’s financial results or use the equity method of accounting, we maintain the same partnership approach and provide support and assistance in substantially the same manner for all Affiliates. From time to time, we may change the structure of our interest in an Affiliate in order to better support the Affiliate’s growth strategy.
Competition
Our Affiliates compete with a large number of domestic and foreign investment management firms, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management, and many of these firms offer an even broader array of products and services in particular investment strategies. Certain of our Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially for those looking to provide investment management services to institutional and high net worth investors. We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:

•	investment performance track records, investment style, discipline and reputation of our Affiliates and their management teams;

•	depth and continuity of client relationships;

•	diversity of products and level of client service offered;

•	changes in investor preferences, such as the recent growth in passively-managed products;

•	maintenance of strong business relationships with major intermediaries;

•	continued development, either organically or through new investments, of investment strategies to meet the changing needs and risk tolerances of investors; and

•	continued success of our global distribution platform.
The relative importance of each of these factors can vary depending on client type, and the investment management service involved, as well as general market conditions. An Affiliate’s ability to retain and increase assets under management could be adversely affected if client accounts underperform in comparison to relevant benchmarks or peer groups, or if key personnel leave an Affiliate. The ability to compete with other investment management firms also depends, in part, on the relative attractiveness of our or our Affiliate’s active return-oriented investment strategies, market trends, fees or a combination of these factors.
We compete with a number of acquirers of and investors in investment management firms, including other investment management companies, private equity firms, sovereign wealth funds and larger financial organizations. We believe that the most important factors affecting our ability to compete for future investments are the:

•
degree to which target firms view our investment model, purchase price, equity incentive structures and access to economies of scale as preferable (financially, operationally or otherwise) to acquisition or investment arrangements offered by others; and

•	reputation and performance of our Affiliates, by which target firms may judge us and our future prospects.
Government Regulation
Our and our Affiliates’ businesses are subject to complex and extensive regulation by various regulatory authorities and exchanges in jurisdictions around the world, including those summarized below. These regulations may change from time to time, including as a result of political developments in the U.S. and the other jurisdictions in which we and our Affiliates operate. Our or our Affiliates’ businesses may be subject to inquiries by regulatory authorities, and these regulatory authorities may also conduct examinations or inspections of our operations or those of our Affiliates with or without notice. Any determination of a failure to comply with laws, rules or regulations could result in disciplinary or enforcement action, fines, suspensions, or revocation or limitation of business activities or registration. See “Item 1A. Risk Factors.”

AMG Funds is an adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and sponsors approximately 65 U.S. mutual funds registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that in aggregate form the AMG Funds complex. AMG Funds serves as the investment manager and/or administrator for the AMG Funds complex, which includes Affiliates and unrelated investment managers as sub-advisers. A number of our Affiliates also serve as advisers or sub-advisers to mutual funds sponsored by them or by third parties. Mutual funds and their advisers are regulated by the SEC, and the SEC has adopted regulations under the Advisers Act and the Investment Company Act that govern the operations of mutual funds. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and compliance and disclosure obligations. The Investment Company Act imposes additional obligations on fund advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations relating to the management of mutual funds.

Outside of the U.S., Affiliated Managers Group Limited (“AMG Limited”) is regulated by the Financial Conduct Authority in the UK, and is authorized as a promoter in Ireland by the Central Bank of Ireland. AMG Limited serves as the promoter for our Irish UCITS platform, which sponsors UCITS funds managed by Affiliates and marketed by AMG Limited in Europe. AMG Limited’s subsidiary, AMG (Switzerland) AG, is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) as a distributor of collective investment schemes to qualified investors. AMG Limited’s branch, AMG Limited (Dubai), is regulated as a representative office by the Dubai Financial Services Authority. Affiliated Managers Group (Hong Kong) Limited is regulated by the Securities and Futures Commission in Hong Kong, and Affiliated Managers Group Pty Ltd is regulated by the Australian Securities and Investments Commission in Australia. Our ability to transact business in these countries, and to conduct cross border activities, is subject to the continuing availability of regulatory authorization.

Our Affiliates’ investment management operations are also subject to regulation by U.S. and non-U.S. authorities and exchanges, which impose a broad array of requirements on the conduct of business. The majority of our Affiliates are registered as investment advisers under the Advisers Act, which obligates them to act as fiduciaries for their clients. Many of our Affiliates are also subject to non-U.S. regulatory oversight and the standards of conduct of the other jurisdictions in which they do business. We have Affiliates domiciled in a number of jurisdictions, and these Affiliates are subject to regulation under the laws, rules and regulations of and supervision by governmental authorities in each of these jurisdictions. Our Affiliates also offer their products and services in many countries around the world and are subject to various requirements relating to such activities. Many of our Affiliates sponsor registered and unregistered funds in the U.S. and in other jurisdictions, and are subject to regulatory requirements in those jurisdictions and in the jurisdictions where those funds may be offered. Our Affiliates invest in publicly-traded securities of issuers across the globe and are subject to requirements in numerous jurisdictions for reporting of beneficial ownership positions and other requirements. Virtually all aspects of the asset management business, including investment strategies and trading, product-related sales and distribution activities, are subject to regulation. These laws, rules and regulations are primarily intended to protect the clients of asset managers and generally grant supervisory agencies and regulatory bodies broad administrative powers, including the power to set minimum capital requirements and to impose fines or limit or restrict an investment adviser from conducting its business in the event of a failure to comply with such laws, rules and regulations.

We and our Affiliates are also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, with respect to their retirement plan clients. ERISA imposes duties on persons who are fiduciaries under ERISA, and prohibits certain transactions involving related parties to a retirement plan. The U.S. Department of Labor administers ERISA and regulates investment advisers who service retirement plan clients, and has been increasingly active in proposing and adopting additional regulations applicable to the asset management industry, including a new rule extending the application of the fiduciary duty to brokers and other intermediaries in the context of retirement advice.

We and certain of our Affiliates are also members of the National Futures Association (“NFA”) and are regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) with respect to the management of mutual funds and other products that utilize futures, swaps or other derivative products. The NFA is a self-regulatory organization in the U.S. with broad authority to conduct examinations and investigations of its members, which can result in censure, fine, suspension or expulsion of an NFA member, its officers or registered employees.

In addition, we and certain of our Affiliates are registered broker-dealers and members of the Financial Industry Regulatory Authority (“FINRA”), for the purpose of distributing funds or other asset management products. These broker-dealers are subject to net capital rules that mandate that they maintain certain levels of capital. FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA and the SEC conduct periodic examinations of member broker-dealers. The SEC, FINRA and state securities commissions may also conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or registered employees. We and our Affiliates may also be subject to regulatory capital requirements, including those of federal, state and non-U.S. regulatory agencies.

Due to the extensive laws and regulations to which we and our Affiliates are subject, we must devote substantial time, expense and effort to remaining current on, and to address, legal and regulatory compliance matters. We have established compliance programs for each of our operating subsidiaries, and each of our Affiliates has established a compliance program to address regulatory compliance requirements for its operations. We and our Affiliates have experienced legal and compliance professionals in place to address these requirements, and have relationships with various legal and regulatory advisors in each of the countries where we and our Affiliates have business interests.
Employees and Corporate Organization
As of December 31, 2017, we had approximately 4,400 employees, the substantial majority of which were employed full-time by our Affiliates. Neither we nor our Affiliates are subject to any collective bargaining agreements, and we believe that our and our Affiliates’ labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.
Our Web Site
Our web site is www.amg.com. Our web site provides information about us, and, from time to time, we may use it as a distribution channel of material company information. We routinely post financial and other important information regarding the Company in the Investor Relations section of our web site and we encourage investors to consult that section regularly. The Investor Relations section of our web site also includes copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

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
Our financial results depend on the receipt of asset and performance based fees by our Affiliates, and are impacted by changes in our total assets under management as well as the relative levels of assets under management among our Affiliates.
Our financial results depend on the receipt of asset and performance based fees by our Affiliates. Asset based fees are primarily based on a percentage of the value of assets under management, and vary with the nature of the account or product managed. In certain instances, our Affiliates are paid fees based on investment performance on an absolute basis or relative to a benchmark and, as such, are directly dependent upon investment results that may vary substantially from year to year. The total level of our assets under management generally or with particular Affiliates could be adversely affected by conditions outside of our control, including:

•	a decline in market value of such assets, including due to exchange rate fluctuations, or declines in the capital markets and in the equity markets in particular;

•
changes in investor risk tolerance or investment preferences, such as the recent growth in passively-managed products, which could result in investor allocations away from active return-oriented strategies offered by our Affiliates;

•	our Affiliates’ ability to maintain existing client relationships and fee structures;

•	our or our Affiliates’ ability to market products and services, which may be impacted by volatility in the capital markets or in the prices of securities;

•	our ability to market products and services available through AMG Funds;

•	unanticipated changes in currency exchange rates, interest rates, inflation rates or the yield curve;

•	global economic conditions, which may be exacerbated by changes in the equity or debt marketplaces;

•	financial crises, political or diplomatic developments, war, terrorism or natural disasters; and

•	other factors that are difficult to predict.
A reduction in our assets under management would adversely affect the fees payable to our Affiliates and, ultimately, our results of operations and financial condition. Further, our structured partnership interests are tailored to meet the needs of each Affiliate and are, therefore, varied, and our revenue and profitability may be adversely affected by changes in the relative performance and the relative levels of assets under management among our Affiliates, independent of overall effective fee rates and our total level of assets under management.  Additionally, certain Affiliates contribute significantly to our results of operations and, therefore, changes in the assets under management at such Affiliates could have a disproportionate adverse impact on our results of operations.
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
Our continued success in investing in boutique investment management firms will depend upon our ability to find suitable firms in which to invest or make additional investments in existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms and our ability to raise the capital necessary to finance such transactions. In addition, our investments involve a number of risks, including the existence of unknown liabilities that may arise after making an investment. We cannot be certain that we will be successful in making investments in such firms or that they will have favorable operating results following our investment, which could have an adverse effect on our financial condition and results of operations.

Historically, equity markets and our common stock have been volatile.
The market price of our common stock has experienced and may continue to experience volatility, and the broader equity markets have experienced and may again experience significant price and volume fluctuations. In addition, our announcements of our financial and operating results or other material information, including changes in net client cash flows and assets under management, changes in our financial guidance or our failure to meet such guidance, changes in general conditions in the economy or the financial markets and other developments affecting us, our Affiliates or our competitors, as well as geopolitical, regulatory, economic, and business factors unrelated to us, could cause the market price of our common stock to fluctuate substantially.
If our or our Affiliates’ reputations are harmed, we could suffer losses in our business and financial results.
Our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders, and on our and our Affiliates’ reputations among existing and potential clients. Our and our Affiliates’ reputations are critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failure by us, our Affiliates or our respective employees to comply with applicable laws, rules or regulations, errors in our public reports, threatened or actual litigation against us, any of our Affiliates or our respective employees, cyber-attack or data breach incidents, or the public announcement and potential publicity surrounding any of these events, even if satisfactorily addressed or if no violation or wrongdoing actually occurred, could adversely impact our or our Affiliates’ reputations, our relationships with our Affiliates and our ability to negotiate agreements with new investment management firms, any of which could have an adverse effect on our financial condition and results of operations.
Our and our Affiliates’ businesses are highly regulated.
Our and our Affiliates’ businesses are subject to complex and extensive regulation by various regulatory and self-regulatory authorities and exchanges in jurisdictions around the world, which, for our Affiliates and AMG Funds, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1. These laws, rules and regulations impose requirements, restrictions and limitations on our and our Affiliates’ businesses, and compliance with these laws, rules and regulations can result in significant expense. Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations or new or revised interpretations, guidance or enforcement priorities. Any determination of a failure to comply with applicable laws, rules or regulations could expose us or our Affiliates to civil liability, criminal liability or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status or censure of individual employees or revocation or limitation of business activities or registration, any of which could have an adverse impact on our stock price, financial condition and results of operations. Further, if we or any of our Affiliates were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our stock price and result in increased costs, even if we or our Affiliates were found not to have violated such laws, rules or regulations.
Globally, recent regulatory proposals have called for more stringent oversight of the financial services industry in which we and our Affiliates operate. Such proposals, if adopted, could adversely affect our and our Affiliates’ businesses, increase compliance costs, require that we or our Affiliates curtail operations or investment offerings or impact our and our Affiliates’ access to capital and the market for our common stock. For example, in the U.S., recent rulemaking by the SEC has created additional reporting requirements for advisers and funds, and additional requirements for mutual funds in the areas of liquidity management. In addition, U.S. Department of Labor regulations that became effective in 2017 have extended the application of fiduciary duty standards under ERISA to brokers and other intermediaries in the context of retirement advice, which impacts the way retirement products are sold and could negatively impact the distribution of Affiliate products. The SEC has announced its intention to propose fiduciary rulemaking that could alter current requirements for advisors or further impact the ability of brokers and other intermediaries to distribute our Affiliates’ products.
Our and our Affiliates’ businesses may also be impacted by financial services reform initiatives enacted or under consideration by the European Union. For example, regulators continue to consider whether asset managers or funds, or certain asset management products or activities, should be designated as “systemically important,” and, therefore, subject to additional regulation. The European Union has also instituted the revised Markets in Financial Instruments Directive (“MiFID II”), which requires the unbundling of research and execution charges for trading and which may result in increased costs for us and our Affiliates. We and certain of our Affiliates will also be impacted by the European Union’s new General Data Protection Regulation, effective May 2018, which will expand data protection rules for individuals within the European Union and for personal data exported outside the European Union, and any determination of a failure to comply with such regulation could result in significant fines. Our and our Affiliates’ businesses may also be impacted by the terms of the UK’s exit from the European Union, which could impact our or our Affiliates’ ability to conduct operations pursuant to a European passport.

These new laws, rules and regulations could limit our and our Affiliates’ businesses, result in increased compliance costs and expenses and expose us and our Affiliates to potential fines and penalties.
Our and our Affiliates’ international operations are subject to foreign risks, including political, regulatory, economic and currency risks.
We and certain of our Affiliates operate offices or advise clients outside the U.S., and a number of our Affiliates are based outside the U.S. Accordingly, we and certain of our Affiliates are subject to risks inherent in doing business internationally, in addition to the risks our businesses face more generally. These risks may include changes in applicable laws and regulatory requirements, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. In the UK, for example, our and our Affiliates’ businesses may be impacted by the terms of the UK’s exit from the European Union. In addition, we and certain of our Affiliates are required to maintain minimum levels of capital, and such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of distributions to us by these Affiliates. These or other risks related to our and our Affiliates’ non-U.S. operations may have an adverse effect on our business, financial condition and results of operations.
Failure to comply with applicable laws, rules, regulations, codes, directives, notices or guidelines in any jurisdiction outside of the U.S. could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our or our Affiliates’ reputations and operations. Regulators in jurisdictions outside of the U.S. could also change their policies, regulations or laws in a manner that might restrict or otherwise impede the ability to offer our Affiliates’ investment products and services in their respective markets, or we or our Affiliates may be unable to keep up with, or adapt to, the ever-changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.

Changes in tax laws, including the recent changes in U.S. tax laws, or exposure to additional tax liabilities could have an adverse impact on our business, financial condition and results of operations.

We are subject to income taxes as well as non-income-based taxes in the U.S. and certain foreign jurisdictions. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating our tax provision and accruals. Our effective tax rates could be affected by a change in the mix of earnings in countries with differing statutory tax rates, as well as changes in foreign currency exchange rates, changes to our existing business and changes in relevant tax, accounting or other laws, regulations, administrative practices and interpretations. In December of 2017, changes in U.S. tax laws were enacted, which significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a one-time transition tax on deemed repatriated foreign earnings and profits. See Note 22 of the Consolidated Financial Statements. Although we expect these changes to result in an ongoing net benefit to our results of operations, primarily due to lower U.S. tax rates, the legislation is unclear in some respects and the U.S. Treasury Department, as well as state tax authorities and the Financial Accounting Standards Board, have yet to implement regulations, rules and accounting standards, as applicable, and could issue further interpretations and guidance, the timing and substance of which is uncertain. This legislation could also be subject to potential amendments and technical corrections, which could have retroactive effect. Further, a portion of our earnings are earned outside the U.S., and the foreign government agencies in jurisdictions in which we do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws in response to the changes in U.S. tax laws or otherwise. Any changes to U.S. or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information relating to the recent U.S. tax legislation or otherwise, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition and results of operations.

In addition, we are subject to ongoing tax examinations by certain tax authorities in the U.S., and may be subject to future tax examinations by tax authorities in the U.S. and in certain foreign jurisdictions. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision; however, tax authorities may disagree with certain positions we have taken and may assess additional taxes and/or penalties and interest. The uncertainties relating to the recent changes in U.S. tax laws may increase the potential for this to occur, and we could have disagreements with the U.S. Internal Revenue Service on tax returns based on certain filing positions. There can be no assurance that we will accurately predict the outcomes of these examinations and the actual outcomes could have an adverse impact on our financial condition and results of operations.

Our Affiliates’ autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by certain of our Affiliates.
Although our agreements with Affiliates typically give us the authority to control and/or vote with respect to certain of their business activities, we generally are not directly involved in managing our Affiliates’ day-to-day activities, including investment management operations, fee levels, marketing, product development, client relationships, employee matters, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates, where weaknesses or failures in internal processes or systems, legal or regulatory matters, or other operational challenges could lead to a disruption of our Affiliates’ operations, liability to their clients, exposure to claims or disciplinary action or reputational harm.
Some of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the general partner or managing member. Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Our Affiliates also may face various claims, litigation or complaints from time to time and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment in excess of available insurance coverage could have an adverse effect on our financial condition and results of operations.
We may be involved in legal proceedings and regulatory matters from time to time, any one or combination of which could have an adverse effect on our reputation, financial condition and results of operations.
From time to time in the ordinary course of business, we may be subject to various legal matters, including litigation, regulatory inquiries and administrative proceedings, which could, whether with or without merit, be time consuming and expensive to defend and could divert management’s attention and resources. While we maintain insurance in amounts we believe to be adequate to cover potential liabilities, we cannot be certain that we will not have claims or related expenses that exceed the limits of available insurance coverage or that such coverage will continue to be available to us with sufficient limits and at a reasonable cost. The public announcement and potential publicity surrounding any legal proceedings or regulatory matters, as well as any judgments, findings, settlements or allegations of wrongdoing, could adversely affect our reputation, current and future business relationships, financial condition and results of operations.
The agreed-upon expense allocation under our structured partnership interests in which we share in the Affiliate’s revenue without regard to expenses may not be large enough to pay for all of the respective Affiliate’s operating expenses.
In the case of our structured partnership interests in which we share in the Affiliate’s revenue without regard to expenses, the Affiliate allocates a specified percentage of its revenue to us, while using the remainder of its revenue for operating expenses and for distributions to Affiliate management. In this type of partnership interest, our agreed allocations may not anticipate changes in the revenue and operating expense base of the Affiliate, and the revenue remaining after our specified share of revenue is allocated to us may not be large enough to cover all of the Affiliate’s operating expenses. While our distributions generally have priority, we may elect to defer or forgo the receipt of our share of the Affiliate’s revenue to permit the Affiliate to fund such operating expenses, with the aim of maximizing the long-term benefits. We cannot be certain that any such deferral or forbearance would be of any greater long-term benefit to us, and such a deferral or forbearance may have an adverse effect on our near- or long-term financial condition and results of operations. Further, unanticipated changes in revenue, operating expenses or other commitments could leave the Affiliate with a shortfall in remaining funds for distribution to us or to Affiliate management, which may have an adverse effect on our financial condition generally and on our results of operations for the applicable reporting period.

When our structured partnership interest is calculated by reference to the Affiliate’s revenue less certain agreed-upon expenses, we have direct exposure to fluctuations in revenue and operating expenses.
In the case of our structured partnership interests that are calculated by reference to an Affiliate’s revenue less certain agreed-upon expenses, we benefit from any increase in revenue or any decrease in the expenses that are included in the calculation, but are also directly exposed to any decrease in revenue or any increase in such expenses, which we may not anticipate and which could be significant. Further, the impact of such decreases and increases in revenue or expenses at these

Affiliates on our earnings and our stock price could increase if the portion of our earnings derived from such Affiliates increases. Additionally, we may elect to defer or forgo the receipt of our share of the Affiliate’s revenue, or to adjust the agreed-upon expenses allocated to us, to permit the Affiliate to fund expenses in light of unanticipated changes in revenue or operating expenses, with the aim of maximizing the long-term benefits. We cannot be certain that any such deferral or forbearance would be of any greater long-term benefit to us, and such a deferral or forbearance may have an adverse effect on our near- or long-term financial condition and results of operations.
We may restructure our relationships with Affiliates, and cannot be certain that any such restructurings will benefit us in the near- or long-term.

From time to time, we may restructure our relationships with our Affiliates, which could, among other things, include changes to our structured partnership interests, including the calculation of our share of revenue and/or operating expenses. Such restructurings may be done in order to address an Affiliate’s succession planning, changes in its operating expense base, strategic planning or other developments. Any restructuring of our interest in an Affiliate may result in additional investments from us or a reduction of our interest in the Affiliate, and could impact our share of the Affiliate’s revenue and/or operating expenses. In addition, certain of our equity method Affiliates have customary rights in certain circumstances to sell a majority interest in their firm to a third party and to cause us to participate in such sale. Any such changes could have an adverse impact on our financial condition and results of operations.

Our industry is highly competitive.
Our Affiliates compete with a broad range of domestic and foreign investment management firms, including public, private and client-owned investment advisors, firms managing passively-managed products, as well as other firms managing active return-oriented strategies, firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds and other entities. This competition may reduce the fees that our Affiliates can obtain for investment management services. We believe that our Affiliates’ ability to compete effectively with other firms depends upon our Affiliates’ strategies, investment performance, reputations, market trends, fee structures and client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors. See “Competition” in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates may also compete with each other for clients. Our Affiliates represent a diverse group of boutique investment management firms with predominantly active return-oriented strategies, rather than passively-managed products, which typically carry lower fee rates. Changes in investor risk tolerance or investment preferences, such as the recent growth in passively-managed products, could result in investor allocation away from active return-oriented strategies.
The market for acquisitions of interests in boutique investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies and investment management firms, which may have significantly greater resources than we do, also invest in or buy boutique investment management firms. Further, our innovative partnership approach with our Affiliates is designed to provide enhanced incentives for management owners while enabling us to protect our interests, including through structured partnership interests and long-term employment agreements with key members of the firm. Target investment management firms may prefer investments in their firms under terms and structures offered by our competitors. We cannot guarantee that we will be able to compete effectively with such companies, that new competitors will not enter the market or that such competitors will not make it more difficult or not feasible for us to maintain existing investments or to make new investments in boutique investment management firms.
The failure to consummate announced investments in new investment management firms could have an adverse effect on our financial condition and results of operations.
Consummation of our announced investments is generally subject to a number of closing conditions, contingencies and approvals, including but not limited to obtaining certain consents of the investment management firms’ clients and applicable regulatory approvals. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock to the extent that the then-current market price reflects a market assumption that we will complete the announced transaction. In addition, the fact that a transaction did not close after we announced it publicly may negatively affect our prospects and our ability to consummate transactions in the future. Finally, we must pay costs related to these investments, including transaction fees, even if the investments are not completed, which may have an adverse effect on our financial condition and results of operations.

We expect that we will need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new boutique investment management firms and additional investments in existing Affiliates may require additional capital. Further, we are contingently liable to make additional purchase payments (of up to $188.2 million through 2019) upon the achievement of specified financial targets in connection with certain of our prior acquisitions. As of December 31, 2017, we expected to make payments of $10.2 million ($8.2 million in 2018) to settle such obligations. We also have committed to co-invest in certain investment partnerships, which commitments may be called in future periods.
Subject to certain limitations, when we own a controlling interest in an Affiliate, we generally provide the Affiliate equity holders the conditional right to put equity interests to us over time. Because these obligations are conditional and dependent upon the individual equity holder’s decision to sell his or her equity, it is difficult to predict the frequency and magnitude of these repurchases (our Redeemable non-controlling interests balance at December 31, 2017 was $811.9 million). We may also call all or a portion of these equity interests upon, among other events, the termination of an equity holder’s employment, although these rights may be limited or suspended in certain circumstances. In addition, in connection with an investment in an Affiliate accounted for under the equity method, we entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to sell a portion of its ownership interest in the Affiliate to us annually beginning in the fourth quarter of 2018. The purchase price of these conditional purchases will be at fair market value on the date of the transaction. These obligations may require more cash than is then available from operations. Thus, we may need to raise capital by making additional borrowings or by selling shares of our common stock or other equity or debt securities, or to otherwise refinance a portion of these obligations.
As of December 31, 2017, we had outstanding senior debt and convertible securities of $2.0 billion. Our level of indebtedness may increase if we fund one or more future investments through borrowings. This additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and would require us to dedicate a greater portion of our cash flow from operations to payments on our indebtedness.
The financing activities described above could increase our interest expense, decrease our net income (controlling interest) or dilute the interests of our existing stockholders. In addition, our access to further capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. We are rated A3 by Moody’s Investors Service and A- by S&P Global Ratings. The rating agencies could decide to modify their outlook or downgrade our ratings or the entire investment management industry, thereby making it difficult to access capital markets. In addition, a reduction in our credit rating could increase our borrowing costs.
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
At December 31, 2017, our total assets were $8.7 billion, of which $4.1 billion were intangible assets, and $3.3 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets. Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise judgment. Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, losses of investment management contracts or declines in the value of managed assets. We cannot be certain that we will realize the value of such intangible assets. An impairment of our intangible assets or an other-than-temporary decline in the value of our equity investments could adversely affect our financial condition and results of operations.
We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.
We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities. We generally do not have employment agreements with our executive officers, although each has a significant deferred equity interest in the Company and is subject to non-solicitation and non-competition restrictions that may be triggered upon their departure. However, there is no guarantee that these officers will remain with the Company.
In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years. These principals often are primarily responsible for their firm’s investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition and employment agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with their firms. Since certain Affiliates contribute significantly to our revenue, the loss of key management personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition and results of operations.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our asset and performance based fees from clients pursuant to investment management contracts. While certain Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If clients terminate their investment management contracts or withdraw a substantial amount of funds, it is likely to harm our results of operations. In addition, investment management contracts with mutual funds are subject to annual approval by each fund’s board of directors.
Our or our Affiliates’ controls and procedures and risk management policies may be inadequate, fail or be circumvented, and procedures may be inadequate, and operational risk could adversely affect our or our Affiliates’ reputation and financial position.

We and our Affiliates have adopted various controls, procedures, policies and systems to monitor and manage risk in our and their businesses. While we currently believe that our and our Affiliates’ operational controls are effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external risks in our and our Affiliates’ various businesses. Furthermore, we or our Affiliates may have errors in business processes or fail to implement proper procedures in operating our or their businesses, which may expose us or our Affiliates to risk of financial loss or failure to comply with regulatory requirements. We and our Affiliates are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or our Affiliates’ controls, policies and procedures. The financial and reputational impact of control failures can be significant.

In addition, our and our Affiliates’ businesses and the markets in which we and our Affiliates operate are continuously evolving. If our or our Affiliates’ risk frameworks are ineffective, either because of a failure to keep pace with changes in the financial markets, regulatory requirements, our or our Affiliates’ businesses, counterparties, clients or service providers or for other reasons, we or our Affiliates could incur losses, suffer reputational damage or be out of compliance with applicable regulatory or contractual mandates or expectations.
Failure to maintain and properly safeguard an adequate technology infrastructure may limit our or our Affiliates’ growth, result in losses or disrupt our or our Affiliates’ businesses.
Our and our Affiliates’ businesses are reliant upon financial, accounting and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisors, regulators, vendors and other third parties. The failure to implement, maintain and safeguard an infrastructure commensurate with the size and scope of our and our Affiliates’ businesses could impede productivity and growth, which could adversely impact our financial condition and results of operations. Further, we and our Affiliates rely on third parties for certain aspects of our respective businesses, including financial intermediaries and technology infrastructure and service providers, including brokers, custodians, administrators and other agents, and these parties are also susceptible to similar risks.
Although we and our Affiliates take protective measures and endeavor to modify them as circumstances warrant, computer systems, software, networks and mobile devices, including those of third parties on whom we and our Affiliates rely, may be vulnerable to cyber-attacks, data privacy or security breaches, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. If any such events occur, it could jeopardize confidential, proprietary or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely. The occurrence of any such events could also result in litigation or regulatory action. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have an adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and we or our Affiliates may be subject to litigation, regulatory investigations and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain. Further, recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks and data privacy breaches, and may in the future result in heightened security requirements, including additional regulatory expectations for oversight of vendors and service providers.
Provisions in our organizational documents, Delaware law and other factors could delay or prevent a change in control of our company.
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
Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. Further, given our long-term partnership approach, which is designed to preserve our Affiliates’ investment and operational autonomy and independence, a change in control may also be viewed negatively by our Affiliates, impacting their relationships with us. Additionally, the disposition of certain of our Affiliates following a change in control could result in the immediate realization of taxes owed on any excess proceeds above our tax basis in the relevant Affiliate, which could impact the valuation a third party may apply to us in a change in control.

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
Our principal offices are located at 777 South Flagler Drive, West Palm Beach, Florida; 600 Hale Street, Prides Crossing, Massachusetts; 35 Park Lane, London, England; and 600 Steamboat Road, Greenwich, Connecticut. We also lease offices in Sydney, Australia; Toronto, Canada; Zurich, Switzerland; Hong Kong; and Dubai, United Arab Emirates. In addition, each of our Affiliates leases office space in the city or cities in which it conducts business, as appropriate for their respective business needs from time to time.

Item 3.	Legal Proceedings
Governmental and regulatory authorities in the U.S. and other jurisdictions in which we and our Affiliates operate regularly make inquiries and administer examinations with respect to our and our Affiliates’ compliance with applicable laws and regulations, and from time to time, we and our Affiliates may be parties to various claims, lawsuits, complaints, regulatory investigations and other proceedings in the ordinary course of business, certain of which are described in the notes to our Consolidated Financial Statements.
Currently, there are no such claims, lawsuits, complaints, regulatory investigations or other proceedings against us or our Affiliates that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations. However, there is no assurance as to whether any such matters could have a material effect on our or our Affiliates’ financial position, liquidity or results of operations in any future reporting period.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (symbol: AMG). The following table sets forth the high and low prices as reported on the New York Stock Exchange since January 1, 2016 for the periods indicated.

	High	Low
2016
First quarter	$165.10	$115.97
Second quarter	179.85	131.16
Third quarter	148.70	131.02
Fourth quarter	162.85	130.48
2017
First quarter	$171.65	$139.52
Second quarter	169.16	148.81
Third quarter	191.98	166.03
Fourth quarter	207.67	178.87
The closing price for a share of our common stock as reported on the New York Stock Exchange on February 21, 2018 was $189.03. As of February 21, 2018, there were 14 stockholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
We declared regular cash dividends of $0.80 per share ($0.20 per share per quarter) during the fiscal year ended December 31, 2017. On January 29, 2018, we announced an increase to our regular cash dividend, with a first-quarter cash dividend of $0.30 per share, payable February 23, 2018 to all holders of record of our common stock as of February 8, 2018. We expect to continue paying quarterly cash dividends, although the declaration of future dividends will be at the discretion of our Board of Directors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2017	72,200	$186.28	72,200	$186.28	2,225,072
November 1-30, 2017	277,383	185.36	243,046	185.34	1,982,026
December 1-31, 2017	402,702	201.97	402,702	201.97	1,579,324
Total	752,285	194.34	717,948	194.76
____________________________

(1)	Includes shares surrendered, if any, to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions.

(2)
Our Board of Directors authorized share repurchase programs in January 2018, January 2017 and May 2015, authorizing us to repurchase up to 3.4 million, 1.9 million and 3.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivatives and accelerated share repurchase programs. As of December 31, 2017, we had repurchased all of the shares of the May 2015 authorized amount. As of the January 2018 authorization, there were a total of 5.0 million shares remaining available for repurchase under the January 2018 and January 2017 programs.

Performance Graph
The following graph compares the cumulative stockholder return on our common stock from December 31, 2012 through December 31, 2017, with the cumulative total return, during the same period, on the Standard & Poor’s 500 Index and a peer group comprising AllianceBernstein Holding L.P., Ameriprise Financial, Inc., BlackRock, Inc., Eaton Vance Corp., Franklin Resources, Inc., Invesco Ltd., Lazard Ltd., Legg Mason, Inc. and T. Rowe Price Group, Inc. (collectively, the “New Peer Group”). Prior to this year, our peer group (the “Old Peer Group”) also included Waddell & Reed Financial, Inc. and did not include Lazard Ltd. Our peer group was revised in 2017 to reflect companies with global size and scale, as well as market capitalizations, that are more in line with our own. The comparison below assumes the investment of $100 on December 31, 2012 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

Item 6.	Selected Financial Data
The following table presents selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in millions, except as noted and per share data)	2013	2014	2015	2016	2017
Operating Performance Measures
Assets under management (in billions)	$537.3	$620.2	$611.3	$688.7	$836.3
Average assets under management (in billions)	483.8	585.9	623.9	655.6	779.2
Aggregate fees	3,907.4	4,203.1	4,140.1	4,296.3	5,545.8
Financial Performance Measures
Revenue	$2,188.8	$2,510.9	$2,484.5	$2,194.6	$2,305.0
Net income (controlling interest)	338.8	433.9	509.5	472.8	689.5
Earnings per share (diluted)	$6.17	$7.70	$9.17	$8.57	$12.03
Dividends per share	$—	$—	$—	$—	$0.80
Supplemental Financial Performance Measures(1)
Adjusted EBITDA (controlling interest)	$819.9	$900.8	$942.2	$945.5	$1,116.2
Economic net income (controlling interest)	549.8	629.2	687.2	703.6	824.4
Economic earnings per share	$9.94	$11.18	$12.47	$12.84	$14.60
Balance Sheet Data
Total assets	$6,300.3	$7,683.5	$7,769.4	$8,749.1	$8,702.1
Long-term debt	1,365.2	1,880.3	1,879.4	2,109.6	1,854.7
Redeemable non-controlling interests	641.9	645.5	612.5	673.5	811.9
Total equity	3,144.6	3,643.2	3,769.1	4,426.5	4,578.5
__________________________

(1)
Adjusted EBITDA (controlling interest), Economic net income (controlling interest) and Economic earnings per share are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures” in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Affiliated Managers Group, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the “Forward-Looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail.
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
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new Affiliates and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of December 31, 2017, our assets under management were $836.3 billion in more than 550 investment products across a broad range of active return-oriented strategies.
We hold meaningful equity interests in each of our Affiliates and maintain the same partnership approach, provide support and assistance in substantially the same manner, and our operating model is generally the same for all Affiliates. Furthermore, our Affiliates are all impacted by similar marketplace factors and operational trends. Therefore, our aggregate operating measures of assets under management, average assets under management and aggregate fees, which incorporate the assets under management and fees of all of our Affiliates, are important in providing management with a more comprehensive view of the operating performance and material trends across our entire business.
The following table presents our key operating performance measures:

	For the Years Ended December 31,
(in billions, except as noted)	2016	2017	% Change
Assets under management(1)	$688.7	$836.3	21%
Average assets under management(1)	655.6	779.2	19%
Aggregate fees (in millions)(2)	4,296.3	5,545.8	29%
__________________________

(1)
Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our Consolidated Financial Statements. Average assets under management provides a more meaningful relationship to our financial and operating results as it reflects the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate's financial and operating results in our Consolidated Financial Statements.

(2)
Aggregate fees consists of the total asset and performance based fees earned by all of our Affiliates. Aggregate fees is an operating measure and is provided in addition to, but not as a substitute for, our financial performance measures. In the fourth quarter of 2017, we renamed our operating measure formerly referred to as aggregate revenue to aggregate fees. There was no change in the calculation of this measure.

Assets under Management

Through our Affiliates, we manage active return-oriented strategies, rather than passively-managed products, which typically carry lower fee rates. We continue to see client demand for active return-oriented strategies, particularly in alternative and multi-asset strategies, reflecting continued investor demand for returns that are less correlated to traditional equity and fixed income markets. In addition, we see both U.S. and non-U.S. investors increasing their allocations to global equities strategies. Investor demand for passively-managed products has continued, particularly for the large cap U.S. equity portions of client portfolios, and we have experienced outflows in U.S. equity strategies consistent with this industry-wide trend. We expect client demand for alternative, global equities and multi-asset strategies to continue, and believe the best-performing active equity managers (whether global-, regional- or country-specific) will continue to have significant opportunities to grow from net client cash inflows. We believe we are well-positioned to benefit from these trends.

The following charts provide information regarding the composition of our assets under management by active return-oriented strategy as of December 31, 2016 and 2017:

Assets under Management by Strategy
(in billions)
__________________________

(1)
Alternatives primarily include assets under management in fixed income, equity relative value, systematic diversified, private equity and real assets, and other alternative strategies. Alternative strategies generate earnings from (i) asset based fees from products subject to lock-ups or similar restrictions, (ii) asset based fees from products not subject to such restrictions and/or (iii) performance fees and carried interest.

(2)	Global equities include emerging markets strategies, which accounted for 9% of our aggregate assets under management as of December 31, 2016 and 2017.
The following table presents changes in our assets under management by active return-oriented strategy:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-asset & Other	Total
December 31, 2016	$252.4	$233.9	$110.1	$92.3	$688.7
Client cash inflows and commitments	63.4	35.5	18.3	17.8	135.0
Client cash outflows and realizations	(43.0)	(40.8)	(30.9)	(15.6)	(130.3)
Net client cash flows	20.4	(5.3)	(12.6)	2.2	4.7
New investments	30.6	1.5	—	3.3	35.4
Market changes	17.6	57.1	18.4	7.1	100.2
Foreign exchange(1)	4.5	6.7	0.3	1.5	13.0
Other	(1.5)	(0.5)	(0.1)	(3.6)	(5.7)
December 31, 2017	$324.0	$293.4	$116.1	$102.8	$836.3
__________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of Affiliates whose functional currency is not the U.S. dollar.

The following charts provide information regarding the composition of our assets under management by client type as of December 31, 2016 and 2017:
Assets under Management by Client Type
(in billions)
The following table presents changes in our assets under management by client type:

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2016	$401.2	$188.3	$99.2	$688.7
Client cash inflows and commitments	62.6	55.4	17.0	135.0
Client cash outflows and realization	(70.6)	(45.6)	(14.1)	(130.3)
Net client cash flows	(8.0)	9.8	2.9	4.7
New investments	31.0	1.2	3.2	35.4
Market changes	58.5	29.0	12.7	100.2
Foreign exchange(1)	7.6	4.7	0.7	13.0
Other	(1.7)	(0.3)	(3.7)	(5.7)
December 31, 2017	$488.6	$232.7	$115.0	$836.3
_________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of Affiliates whose functional currency is not the U.S. dollar.

In addition to assets under management, we also report average assets under management. This measure provides a more meaningful relationship to aggregate fees as it reflects both the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate’s financial and operating results in our Consolidated Financial Statements. Average assets under management were $779.2 billion in 2017, an increase of $123.6 billion or 19% compared to 2016.

Aggregate Fees

Aggregate fees consists of the total asset and performance based fees earned by all of our Affiliates. Asset based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance fees are based on investment performance, typically on an absolute basis or relative to a benchmark, and are recognized when they are earned (i.e., when they become billable to customers and are not subject to claw-back). Our ratio of asset based fees to average assets under management (“asset based fee ratio”) is calculated as asset based fees divided by average assets under management. Our asset based fee ratios may change as a result of new investments, client cash flows, market changes, foreign exchange or changes in contractual fees.

Our aggregate fees are generally determined by the level of our average assets under management, the composition of these assets across our active return-oriented strategies that realize different asset based fee ratios, and performance fees. Aggregate fees were $5,545.8 million in 2017, an increase of $1,249.5 million or 29% compared to 2016. The increase in our aggregate fees was the result of an increase in asset based fees of $778.4 million or 18% due to a 19% increase in our average assets under management and an increase in performance fees of $471.1 million or 11%.

In 2017, we experienced increases in average assets under management across all of our active return-oriented strategies, and, in particular, our alternative strategies, where average assets under management increased 31%. Assets under management in our alternative strategies increased due to investments in new Affiliates, net client cash inflows, market changes and foreign exchange. Our alternative strategies generally have higher asset based fee ratios than our other strategies, which resulted in an increase in our total asset based fee ratio.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2016	2017	% Change
Net income (controlling interest)	$472.8	$689.5	46%
Adjusted EBITDA (controlling interest)(1)	945.5	1,116.2	18%
Economic net income (controlling interest)(1)	703.6	824.4	17%
__________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment obligations. Conversely, our most directly comparable GAAP performance measures, Operating income and Income before income taxes, include the non-controlling interest’s share of financial performance.
Our economic interest in Affiliates in which we own a controlling interest is generally greater than in Affiliates in which we do not own a controlling interest. While our aggregate fees increased 29% in 2017, our Adjusted EBITDA (controlling interest) increased $170.7 million or 18%, as we experienced a greater proportion of growth in aggregate fees at Affiliates in which we do not own a controlling interest and, therefore, own less of an economic interest, including our 2016 investments in new Affiliates.
While Adjusted EBITDA (controlling interest) increased $170.7 million or 18% in 2017, our Net income (controlling interest) increased $216.7 million or 46%, primarily due to a provisional one-time net benefit from changes in U.S. tax laws of $194.1 million, partially offset by a $93.1 million expense ($57.4 million net of tax), associated with the impairment of one of our Affiliates accounted for under the equity method.
We consider Economic net income (controlling interest) to be an important measure of our financial performance, as we believe it best represents our performance after tax and before our share of non-cash expenses relating to our acquisition of interests in our Affiliates.  Our Economic net income (controlling interest), which excludes impairments and the impact of changes in U.S. tax laws, among other things, increased $120.8 million or 17% in 2017, consistent with the increase in Adjusted EBITDA (controlling interest).
Results of Operations
The following discussion includes the financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our Revenue, Operating expenses and Non-operating (income) and expenses, and our share of our equity method Affiliates’ financial results is reported (net of intangible amortization and impairments) in Income from equity method investments in Operating income.
Revenue
We derive most of our Revenue from asset and performance based fees from investment management services provided by our consolidated Affiliates. Asset based fees include advisory and other fees, which are typically determined as a percentage fee charged on the value of a client’s assets under management. Performance fees are based on investment performance, typically on an absolute basis or relative to a benchmark, and are recognized when they are earned (i.e., when they become billable to customers and are not subject to claw-back). Performance fees are generally billed less frequently than asset based fees and, although performance fees inherently depend on investment performance and will vary from period to period, we anticipate performance fees will be a recurring component of our Revenue.
Our Revenue is generally determined by the level of our consolidated Affiliate average assets under management, the composition of these assets across our Affiliate sponsored products and client accounts that realize different asset based fee ratios and performance fees. Consolidated Affiliate average assets under management reflects the particular billing patterns of products and client accounts and, therefore, provides a more meaningful relationship to the asset based fee portion of our Revenue. Our ratio of consolidated Affiliate asset based fees to consolidated Affiliate average assets under management (“consolidated Affiliate asset based fee ratio”) may change as a result of new investments, client cash flows, market changes, foreign exchange rate changes or changes in contractual fees.
The following table summarizes our consolidated Affiliate average assets under management and Revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2015	2016	% Change	2017	% Change
Consolidated Affiliate average assets under management (in billions)	$396.4	$373.4	(6)%	$406.5	9%
Revenue	$2,484.5	$2,194.6	(12)%	$2,305.0	5%

Our Revenue increased $110.4 million or 5% in 2017, due to a $129.1 million or 6% increase from asset based fees, partially offset by a $18.7 million or 1% decrease from performance fees. The increase in asset based fees was due to a 9% increase in consolidated Affiliate average assets under management where we experienced increases in assets under management, primarily from market changes and foreign exchange, partially offset by net client cash outflows. The increase in asset based fees was partially offset by a 3% decline in our consolidated Affiliate asset based fee ratio. The decline in our consolidated Affiliate asset based fee ratio was due to a change in the composition of our average assets under management between Affiliate sponsored products and client accounts that realize comparatively higher asset based fee ratios and Affiliate sponsored products and client accounts that realize comparatively lower asset based fee ratios.
Our Revenue decreased $289.9 million or 12% in 2016. This decrease was primarily due to a decrease in consolidated Affiliate average assets under management at existing Affiliates, which reduced asset based fees $186.2 million or 7%. This decrease was also the result of a decline in our consolidated Affiliate asset based fee ratio at existing Affiliates, which reduced asset based fees $126.0 million or 5%, including a reduction in asset based fees related to renewal commissions at one of our Affiliates in the UK. The reduction in asset based fees related to renewal commissions was the result of a regulatory change and was offset by a decline in distribution expenses at the Affiliate that reduced our Selling, general and administrative expenses. These decreases were partially offset by an increase in Revenue from the full-year impact of our 2015 investments in new Affiliates of $16.8 million or 1%, as well as an increase in performance fees at existing Affiliates of $5.5 million. The decline in our consolidated Affiliate asset based fee ratio was due to a change in the composition of our average assets under management between Affiliate sponsored products and client accounts that realize comparatively higher asset based fee ratios and Affiliate sponsored products and client accounts that realize comparatively lower asset based fee ratios, as well as the aforementioned decline in renewal commissions.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	For the Years Ended December 31,
(in millions)	2015	2016	% Change	2017	% Change
Compensation and related expenses	$1,027.7	$932.4	(9)%	$979.0	5%
Selling, general and administrative	443.8	398.1	(10)%	373.1	(6)%
Intangible amortization and impairments	115.4	110.2	(5)%	86.4	(22)%
Depreciation and other amortization	18.8	19.5	4%	20.3	4%
Other operating expenses (net)	43.8	29.1	(34)%	40.5	39%
Total operating expenses	$1,649.5	$1,489.3	(10)%	$1,499.3	1%

Our operating expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates in which we share in revenue without regard to expenses. For these Affiliates, the amount of their operating expenses attributable to the non-controlling interests, including compensation, is generally determined by the percentage of revenue allocated to operating expenses as part of the structured partnership interests in place at the respective Affiliate. Accordingly, increases in revenue generally will increase a consolidated Affiliates’ expenses attributable to the non-controlling interest and decreases in revenue will generally decrease a consolidated Affiliates’ expenses attributable to the non-controlling interest.
Compensation and related expenses increased $46.6 million or 5% in 2017, primarily due to increases in compensation expenses at Affiliates of $35.0 million or 4% and compensation expenses associated with Affiliate equity transactions of $8.5 million or 1%. These changes primarily relate to the non-controlling interests.
Compensation and related expenses decreased $95.3 million or 9% in 2016, primarily due to decreases in compensation expenses at existing Affiliates of $78.3 million or 8% and compensation expenses associated with Affiliate equity transactions of $28.7 million or 3%. These decreases were partially offset by an increase in compensation expenses from the full-year impact in 2016 of our 2015 investments in new Affiliates of $7.0 million or 1%. These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses decreased $25.0 million or 6% in 2017, primarily due to a 2016 expense recorded by and attributable to Third Avenue Management, LLC in connection with claims relating to the Third Avenue Focused Credit Fund of $15.0 million or 4%, which did not recur in 2017, as well as a $5.8 million or 1% reduction of expenses related to wealth management initiatives and a $5.7 million or 1% reduction in distribution expenses, related to commissions at certain of our Affiliates in the UK.
Selling, general and administrative expenses decreased $45.7 million or 10% in 2016, primarily due to decreases in sub-advisory and distribution expenses, including renewal commissions, of $57.7 million or 13% at our Affiliates sponsoring retail products. This decrease was partially offset by a reserve of $15.0 million or 3% recorded by and attributable to Third Avenue Management, LLC in connection with a proposed resolution of claims relating to the Third Avenue Focused Credit Fund.
Intangible amortization and impairments decreased $23.8 million or 22% in 2017, due to a $16.0 million or 15% decrease from a change in the pattern of economic benefit for certain assets and a $7.8 million or 7% decrease from certain assets being fully amortized.
Intangible amortization and impairments decreased $5.2 million or 5% in 2016, primarily due to certain assets being fully amortized in 2015, which decreased intangible amortization $13.2 million or 11%, partially offset by increases in intangible amortization of definite-lived assets at existing Affiliates of $5.5 million or 5%.
There were no significant changes in Depreciation and other amortization in 2017 or 2016.
Other operating expenses (net) increased $11.4 million or 39% in 2017 and decreased $14.7 million or 34% in 2016. In 2017, this increase was primarily due to a decrease in net gains on Affiliates’ consolidated investment products of $8.1 million. In 2016, this decrease was primarily due to net gains on Affiliates’ consolidated investment products of $12.5 million.
Income from Equity Method Investments
When we do not own a controlling interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. For these Affiliates, we use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby our share is based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses. This type of partnership interest allows us to benefit from any increase in revenue or any decrease in the expenses that are included in the calculation, but also directly exposes us to any decrease in revenue or any increase in such expenses. We also use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby our share is based on a percentage of the Affiliate’s revenue without regard to expenses. In this type of partnership interest, our contractual share of revenue generally has priority over distributions to Affiliate management. Our share of earnings from these Affiliates, net of amortization and impairments, is included in Income from equity method investments in our Consolidated Statements of Income.
Our equity method Affiliates derive most of their revenue from asset and performance based fees from investment management services. Asset based fees include advisory and other fees, which are typically determined as a percentage fee charged on the value of a client’s assets under management. Performance fees are based on investment performance, typically on an absolute basis or relative to a benchmark, and are recognized when they are earned (i.e., when they become billable to customers and are not subject to claw-back). Performance fees are generally billed less frequently than asset based fees and, although performance fees inherently depend on investment performance and will vary from period to period, we anticipate performance fees will be a recurring component of our Income from equity method investments.
Equity method revenue incorporates the total asset and performance based fees earned by all our equity method Affiliates. Equity method revenue is an operating measure and is provided in addition to, but not as a substitute for, Income from equity method investments or other financial performance measures. Our equity method revenue is generally determined by the level of our equity method Affiliate average assets under management, the composition of these assets across our Affiliate sponsored products and client accounts that realize different asset based fee ratios and performance fees. Equity method Affiliate average assets under management provides a more meaningful relationship to the asset based fee portion of our equity method revenue, as it reflects the particular billing patterns of products and client accounts and corresponds with the timing of the inclusion of an Affiliate’s financial and operating results in our Consolidated Financial Statements. Our ratio of equity method Affiliate asset based fees to equity method Affiliate average assets under management (“equity method Affiliate asset based fee ratio”) may change as a result of new investments, client cash flows, market changes, foreign exchange rate changes or changes in contractual fees.
Additional investments in new or existing equity method Affiliates will generally impact our financial results in the year of investment and, depending upon the timing, in the following year when the full-year financial results of the investment are reflected in our Consolidated Financial Statements.
The following table summarizes equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Income from equity method investments.

	For the Years Ended December 31,
(in millions, except as noted)	2015	2016	% Change	2017	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$227.5	$282.2	24%	$372.7	32%
Equity method revenue(1)	$1,655.6	$2,101.7	27%	$3,240.8	54%

Financial Performance Measures
Equity method earnings	$323.2	$388.0	20%	$501.4	29%
Equity method intangible amortization and impairments	(34.3)	(59.2)	73%	(199.2)	236%
Income from equity method investments	$288.9	$328.8	14%	$302.2	(8)%
__________________________

(1)	Equity method revenue is not derived from and differs from the revenue of our equity method Affiliates reported in Note
13 to our Consolidated Financial Statements, as it does not include the financial impact of any sponsored investment products or entities that may need to be consolidated by our equity method Affiliates under GAAP and it excludes asset and performance based fees of new equity method Affiliates prior to the date of closing of the respective investment.

Our equity method revenue increased $1,139.1 million or 54% in 2017, due to a $649.1 million or 31% increase from asset based revenue and a $490.0 million or 23% increase from performance fees. The increase in asset based revenue was due to a 32% increase in equity method Affiliate average assets under management where we experienced increases in assets under management from investments in new Affiliates, net client cash flows, market changes and foreign exchange. The increase in asset based revenue was also due to a 3% increase in our equity method Affiliate asset based fee ratio due to a change in the composition of our average assets under management between Affiliate sponsored products and client accounts that realize comparatively higher asset based fee ratios and Affiliate sponsored products and client accounts that realize comparatively lower asset based fee ratios. Performance fees increased due to the full-year impact in 2017 of our 2016 investments in new Affiliates and due to increases in performance fees at existing Affiliates.
While equity method revenue increased 54% in 2017, equity method earnings increased $113.4 million or 29%, primarily due to our 2016 investments in new Affiliates, in which we own less of the economic interests.
Equity method intangible amortization and impairments increased $140.0 million in 2017, primarily as a result of a $93.1 million impairment of one of our Affiliates (see “Critical Accounting Estimates and Judgments”) and a $41.0 million increase from the full-year impact in 2017 of our 2016 investments in new Affiliates.

Our equity method revenue increased $446.1 million or 27% in 2016. This increase was primarily due to an increase in revenue from the full-year impact of our 2015 investments and the partial-year impact of our 2016 investments in new Affiliates of $352.5 million or 21%. The increase was also the result of an increase in equity method Affiliate average assets under management at existing Affiliates, which increased asset based fees $133.3 million or 8%. These increases were partially offset by a decline in our equity method Affiliate asset based fee ratio at existing Affiliates, which reduced asset based fees $21.7 million or 1%, as well as a decrease in performance fees at existing Affiliates of $18.0 million or 1%. The decline in our equity method Affiliate asset based fee ratio was due to a change in the composition of our average assets under management between Affiliate sponsored products and client accounts that realize comparatively higher asset based fee ratios and Affiliate sponsored products and client accounts that realize comparatively lower asset based fee ratios.
While equity method revenue increased 27% in 2016, equity method earnings increased $64.8 million or 20% in 2016, primarily due to our 2015 and 2016 investments in new Affiliates, in which we own less of the economic interests, and an increase in expenses at Affiliates where our structured partnership interest is calculated by reference to the Affiliate’s revenue less certain agreed-upon expenses.
Equity method intangible amortization and impairments increased $24.9 million or 73% in 2016, primarily as a result of a $21.5 million increase from the full-year impact in 2016 of our 2015 investments in new Affiliates and the partial-year impact of our 2016 investments in new Affiliates.
Non-Operating (Income) and Expenses
The following table summarizes non-operating income and expense data:

	For the Years Ended December 31,
(in millions)	2015	2016	% Change	2017	% Change
Investment and other income	$(15.3)	$(33.8)	121%	$(60.0)	78%
Interest expense	88.9	89.4	1%	85.3	(5)%
Imputed interest expense and contingent payment arrangements	(40.3)	3.9	N.M.(1)	15.5	N.M.(1)
Income tax expense	263.4	235.6	(11)%	58.4	(75)%
__________________________

(1)	Percentage change is not meaningful.
Investment and other income increased $26.2 million or 78% in 2017, due to a $19.5 million increase in the fair value of Affiliates’ investments and a $6.7 million increase in net realized gains.
Investment and other income increased $18.5 million or 121% in 2016, primarily due to a $11.9 million increase in net realized gains and a $7.0 million increase in the fair value of Affiliates’ investments.
Interest expense decreased $4.1 million or 5% in 2017, primarily due to the redemption of our 6.375% senior unsecured notes due 2042 in August 2017, which decreased Interest expense $5.3 million. There was no significant change in our Interest expense in 2016 as compared to 2015.
Imputed interest expense and contingent payment arrangements increased $11.6 million in 2017, primarily due to a $6.6 million expense on the revaluation of our contingent payment arrangements as compared to a $2.8 million gain recorded in 2016.
Imputed interest expense and contingent payment arrangements decreased $44.2 million in 2016, primarily due to a $44.7 million gain on the revaluation of our contingent payment arrangements in 2015 as compared to a $2.8 million gain recorded in 2016.
Income tax expense decreased $177.2 million or 75% in 2017, primarily due to a provisional one-time net benefit of $194.1 million from changes in U.S. tax laws, partially offset by an increase in income tax expense due to an increase in Income before income taxes attributable to the controlling interest. The net benefit from changes in U.S tax laws was primarily due to the re-measurement of our deferred tax liabilities associated with our intangible assets and convertible securities.
Income tax expense decreased $27.8 million or 11% in 2016, primarily due to a decrease in Income before income taxes attributable to the controlling interest, as well as the effect of foreign operations.

Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Years Ended December 31,
(in millions)	2015	2016	% Change	2017	% Change
Net income	$827.2	$739.0	(11)%	$1,008.7	36%
Net income (non-controlling interests)	317.7	266.2	(16)%	319.2	20%
Net income (controlling interest)	509.5	472.8	(7)%	689.5	46%
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure to which we refer as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment obligations. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table provides a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2015	2016	2017
Net income (controlling interest)	$509.5	$472.8	$689.5
Interest expense	88.9	89.4	85.3
Imputed interest expense and contingent payment arrangements(1)	(40.3)	3.9	15.5
Income taxes(2)	257.8	229.2	50.4
Depreciation and other amortization	7.9	7.7	10.1
Intangible amortization and impairments(3)	118.4	142.5	265.4
Adjusted EBITDA (controlling interest)	$942.2	$945.5	$1,116.2
__________________________

(1)
For the years ended December 31, 2015, 2016 and 2017, Imputed interest expense and contingent payment arrangements include gains from adjustments to our contingent payment obligations of $44.7 million ($27.8 million net of tax), $2.8 million ($1.7 million net of tax) and expenses from adjustments to our contingent payment obligations of $6.6 million ($4.1 million net of tax), respectively.

(2)	For the year end December 31, 2017, Income taxes include a provisional one-time net benefit of $194.1 million from changes in U.S tax laws.

(3)
Our reported Intangible amortization and impairments includes amortization attributable to our non-controlling interests. For our equity method Affiliates, we do not separately report Intangible amortization and impairments in our Consolidated Statements of Income. Amortization and impairments for these Affiliates is reported in Income from equity method investments. Equity method intangible amortization and impairments includes a $93.1 million expense in 2017 associated with the impairment of one of our Affiliates.

The following table summarizes the Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2015	2016	2017
Reported Intangible amortization and impairments	$115.4	$110.2	$86.4
Intangible amortization (non-controlling interests)	(31.3)	(26.9)	(20.2)
Equity method intangible amortization and impairments	34.3	59.2	199.2
Total	$118.4	$142.5	$265.4
Economic Net Income (controlling interest) and Economic Earnings Per Share
As supplemental information, we also provide non-GAAP performance measures to which we refer as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) and Economic earnings per share to be important measures of our financial performance, as we believe they best represent performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates, and they are, therefore, employed as our principal performance measures. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as substitutes for, Net income (controlling interest) and Earnings per share (diluted) or other GAAP performance measures.
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of pre-tax intangible amortization and impairments (including the portion attributable to equity method investments in Affiliates), deferred taxes related to intangible assets and other economic items, which include non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. For the year ended December 31, 2017, we have also excluded from Economic net income (controlling interest) a provisional one-time net benefit from changes in U.S. tax laws. We add back intangible amortization and impairments attributable to acquired client relationships because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest and reductions or increases in contingent payment arrangements to better reflect our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders. We have excluded the one-time impact of the changes in U.S. tax laws to ensure comparability with prior and future periods.
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
The following table provides a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Years Ended December 31,
(in millions, except per share data)	2015	2016	2017
Net income (controlling interest)	$509.5	$472.8	$689.5
Intangible amortization and impairments(1)	118.4	142.5	265.4
Intangible-related deferred taxes(2)	77.7	84.3	48.8
Other economic items(3)(4)	(18.4)	4.0	14.8
Changes in U.S. tax laws(5)	—	—	(194.1)
Economic net income (controlling interest)	$687.2	$703.6	$824.4
Average shares outstanding (diluted)	57.2	57.0	58.6
Assumed issuance of junior convertible securities shares	(2.2)	(2.2)	(2.2)
Dilutive impact of junior convertible securities shares	0.1	—	—
Average shares outstanding (adjusted diluted)	55.1	54.8	56.4
Economic earnings per share	$12.47	$12.84	$14.60
__________________________

(1)	See note (3) to the table in “Adjusted EBITDA (controlling interest).”

(2)	For the year ended December 31, 2017, we recorded an impairment of one of our Affiliates accounted for under the equity method, which reduced intangible-related deferred taxes by $35.7 million.

(3)	Other economic items include gains and expenses from adjustments to our contingent payment obligations. See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(4)	During 2015, 2016 and 2017, Other economic items were net of income tax expense of $15.2 million, $1.5 million and $5.8 million, respectively.

(5)	See note (2) to the table in “Adjusted EBITDA (controlling interest).”

Liquidity and Capital Resources
In 2017, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash during the year were, and for the foreseeable future are expected to be, for repayments of senior debt, distributions to Affiliate equity holders, repurchases of common stock, Affiliate equity repurchases, the payment of cash dividends on our common stock and general working capital purposes. We also expect that a principal use of cash will be investments in new and existing Affiliates. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from our equity distribution program, will be sufficient to support our cash flow needs for the foreseeable future.
Cash and cash equivalents were $439.5 million and $430.8 million at December 31, 2017 and 2016, respectively. The following table summarizes our operating, investing and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2015	2016	2017
Operating cash flow	$1,213.2	$1,050.3	$1,170.4
Investing cash flow	(324.5)	(1,332.2)	13.8
Financing cash flow	(857.7)	200.9	(1,189.7)
Operating Cash Flow
In 2017, operating cash flows were $1.2 billion, of which approximately 70% was attributable to the controlling interest. Operating cash flows increased $120.1 million, of which approximately 90% of the total change was attributable to the controlling interest, primarily from cash distributions of our share of equity method earnings.
In 2016, operating cash flows were $1.1 billion, of which approximately 70% was attributable to the controlling interest. Operating cash flows decreased $162.9 million, of which approximately 50% of the total change was attributable to the controlling interest, primarily due to a timing difference between cash distributions received by the controlling interest of our share of equity method earnings and the recording of such earnings in our Consolidated Statements of Income. In 2016, the net effect of these timing differences decreased cash flows to the controlling interest $64.5 million.
Investing Cash Flow
Investing cash flows increased $1.3 billion in 2017, primarily due to a decrease in cash used to make investments in Affiliates, which was attributable to the controlling interest.
Investing cash flows decreased $1.0 billion in 2016, primarily due to a $1.1 billion increase in cash used to make investments in Affiliates, which was attributable to the controlling interest.
Financing Cash Flow
Financing cash flows decreased $1.4 billion in 2017. This decrease was primarily due to a $485.0 million change in senior debt activity (from net borrowings of $225.0 million in 2016 to net repayments of $260.0 million in 2017), a decrease in proceeds from the issuance of common stock of $423.9 million and an increase in the repurchase of our common stock of $359.8 million, all of which were attributable to the controlling interest.

Financing cash flows increased $1.1 billion in 2016. This increase was primarily a result of a $408.0 million increase in the issuance of our common stock, a $380.3 million decrease in repurchases of our common stock and a $227.7 million increase in net borrowings of senior debt, all of which were attributable to the controlling interest.  We used available cash, proceeds from the issuance of our common stock and borrowings under our credit facilities to finance our investments in new Affiliates in 2016.
Senior Debt and Convertible Securities
The following table summarizes the carrying value of our outstanding indebtedness:

	December 31,
(in millions)	2015	2016	2017
Senior bank debt	$645.0	$870.0	$810.0
Senior notes	944.6	945.1	745.7
Convertible securities	305.2	307.5	309.9
Senior Bank Debt
We have a senior unsecured multicurrency revolving $1.45 billion credit facility (the “revolver”) and a senior unsecured $385.0 million term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The credit facilities mature on September 30, 2020.
Subject to certain conditions, we may further increase the commitments under the revolver by up to $350.0 million and borrow up to an additional $65.0 million under the term loan. We pay interest on any outstanding obligations under the revolver and on the term loan at specified rates, based either on the LIBOR rate or the prime rate as in effect from time to time.
Under the terms of our credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and Affiliate equity expense are added back to EBITDA. As of December 31, 2017, our bank leverage and bank interest coverage ratios were 1.3x and 14.5x, respectively, and we were in compliance with all terms of our credit facilities. As of December 31, 2017, we had approximately $1 billion of remaining capacity under our revolver, and could borrow all such capacity and remain in compliance with our credit facilities.
Our ability to draw funding from the debt and capital markets globally is a significant source of liquidity for us, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms. We are currently rated A3 by Moody’s Investors Service and A- by S&P Global Ratings.
Senior Notes
In 2017, we redeemed, canceled and retired all $200.0 million principal amount outstanding of our 6.375% senior unsecured notes due 2042 at a redemption price equal to 100% of the principal amount. At December 31, 2017, we had two senior notes outstanding, and their respective principal terms are summarized below.

	2024 Senior Notes	2025 Senior Notes
Issue date	February 2014	February 2015
Maturity date	February 2024	August 2025
Potential call date(1)	Any Time	Any Time
Par value (in millions)	$400.0	$350.0
Call price(1)	As Defined	As Defined
Stated coupon	4.25%	3.50%
Coupon frequency	Semi-annually	Semi-annually
__________________________

(1)	The senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest.

Convertible Securities
At December 31, 2017, we had junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $309.9 million. The carrying value is accreted to the principal amount at maturity ($430.8 million) over a remaining life of approximately 20 years. The junior convertible securities bear interest at 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of our common stock, which represents a conversion price of $200 per share, subject to customary anti-dilution adjustments. Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities if the closing price of our common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense. These deductions result in annual deferred tax liabilities of $7.2 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if our common stock is trading above certain thresholds at the time of the conversion of the securities.
Equity Distribution Program
We have equity distribution and forward equity agreements with several major securities firms under which we, from time to time, may issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2017, no sales have occurred under the equity distribution program.
Affiliate Equity
Many of our consolidated Affiliate agreements provide us with a conditional right to call and Affiliate equity holders with the conditional right to put their Affiliate equity interests to us at certain intervals. For equity method Affiliates, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of December 31, 2017, our current redemption value of $811.9 million for these interests has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $174.7 million for repurchases and collected $9.0 million for issuances of Affiliate equity during 2017. We expect to pay approximately $125 million for repurchases in 2018. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2017, these unfunded commitments were $98.8 million and may be called in future periods.
As of December 31, 2017, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 related to our investments in these Affiliates. For our consolidated Affiliates, we were contingently liable for up to $18.2 million in payments, and expected to make payments of $10.2 million ($8.2 million in 2018). The present value of these expected payments was $9.4 million. For our equity method Affiliates, we were contingently liable to make payments up to $170.0 million through 2018, and expected to make no payments.
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
We and certain of our Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2018, January 2017 and May 2015, authorizing us to repurchase up to 3.4 million, 1.9 million and 3.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivatives and accelerated share repurchase programs. As of December 31, 2017, we had repurchased all of the shares of the May 2015 authorized amount. As of the January 2018 authorization, there were a total of 5.0 million shares remaining available for repurchase under the January 2018 and January 2017 programs.
Changes in U.S. Tax Laws
On December 22, 2017, changes in U.S. tax laws were enacted, which significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a one-time transition tax on deemed repatriated foreign earnings and profits. For the year ended December 31, 2017, we reported a provisional one-time net benefit of $194.1 million from the changes in U.S. tax laws, primarily due to the re-measurement of our deferred tax assets and liabilities, principally deferred tax liabilities associated with our intangible assets and convertible securities, partially offset by a transition tax on deemed repatriated foreign earnings and profits. The re-measurement of our deferred tax assets and liabilities was primarily a non-cash item, and the transition tax was not significant and is payable over an eight year period. We do not expect the transition tax to have any significant impact on our liquidity or capital resources. We expect the changes in U.S. tax laws to result in an ongoing net benefit to our earnings and cash flows due to lower U.S. tax rates. The impact of the changes in U.S. tax laws may be refined as further guidance, interpretations or information become available or from further evaluation of the impact of the changes in U.S. tax laws. See Note 22 of the Consolidated Financial Statements for additional information.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Obligations(1)
Senior bank debt	$810.0	$—	$810.0	$—	$—
Senior notes	958.5	29.2	58.5	58.5	812.3
Junior convertible securities	874.6	22.2	44.4	44.4	763.6
Leases(2)	256.7	37.4	69.2	60.2	89.9
Affiliate equity	49.2	49.2	—	—	—
Transition tax on foreign earnings	22.8	4.5	3.5	5.0	9.8
Total contractual obligations	$2,971.8	$142.5	$985.6	$168.1	$1,675.6
Contingent Obligations
Contingent payment obligations(3)	$10.2	$8.2	$2.0	$—	$—
__________________________

(1)
This table does not include liabilities for commitments to co-invest in certain investment partnerships or uncertain tax positions of $98.8 million and $32.4 million, respectively, as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $12.2 million through 2018, $21.9 million in 2019-2020, $18.0 million in 2021-2022 and $21.1 million thereafter.

(3)
The contingent payment obligations disclosed in the table represent the expected settlement amounts associated with our investments in new Affiliates. The maximum settlement amount through 2018 is $176.2 million, $12.0 million in 2019-2020 and none thereafter.

Recent Accounting Developments
See Note 1 of the Consolidated Financial Statements.
Critical Accounting Estimates and Judgments

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. See Note 1 of the Consolidated Financial Statements for a discussion of our significant accounting policies.
The following are our critical accounting estimates and judgments used in the preparation of the Consolidated Financial Statements, and due to their nature, actual results could differ materially from the amounts reported.
Fair Value Measurements
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. These standards establish a fair value hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
We make judgments to determine the fair value of certain assets, liabilities and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment arrangements, when we issue or repurchase Affiliate equity interests and when we test our intangible assets or equity and cost method investments for impairment.
In determining fair values for which market prices or quotations are not readily available, we typically use valuation techniques, including discounted cash flow analyses, where we make assumptions about growth rates of assets under management, profitability and useful lives of existing and prospective client accounts. In these analyses, we also consider historical and current market multiples, tax benefits, credit risk, interest rates, tax rates and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, consulting with third-party valuation firms.
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Our goodwill impairment assessments are performed annually (as of September 30th) at the reporting unit level which, in our case, is also our single global asset management operating segment, or more frequently should circumstances suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an impairment is recognized to reduce the carrying value to its fair value. We completed our annual goodwill impairment assessment and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples for asset management businesses) and determined that it was more-likely-than-not that the fair value of our reporting unit was greater than its respective carrying amount, including goodwill.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include investment advisory contracts between our Affiliates and their mutual funds and other retail-oriented investment products. Because the contracts are with the investment products themselves, and not with the underlying investors, and the contracts between our Affiliates and the investment products are typically renewed on an annual basis, industry practice under GAAP is to consider the contract life to be indefinite and, as a result, not amortizable.
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
Definite-Lived Intangible Assets
Definite-lived intangible assets include investment advisory contracts between our Affiliates and their underlying investors, and are amortized over their expected period of economic benefit. We monitor the expected period of economic benefit of these assets and revise it, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future period of economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed.
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
During 2017, we determined that the fair value of an Equity method investment had declined below its carrying value. The decline in the fair value of this investment was the result of a cumulative decline in assets under management, coupled with the recent loss of a significant client, which has decreased the forecasted revenue of the firm. The fair value was determined using a discounted cash flow analysis. The significant assumptions used in the cash flow analysis include a projected growth rate of 10.0%, discount rates of 14.0% and 25.0% for asset and performance based fees, respectively, and a market participant tax rate of 25.0%. We considered the decline in fair value to be other-than-temporary and, accordingly, we recognized an impairment of $93.1 million. For our remaining equity and cost method investments, we completed our annual evaluation and no impairments were identified.
Income Taxes
Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and certain foreign jurisdictions.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. We measure our deferred taxes based on enacted tax rates and projected state apportionment percentages for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period in which the change in tax rates is enacted.
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
Share-Based Compensation and Affiliate Equity
We have share-based compensation arrangements covering directors, senior management and employees (including our Affiliates). We calculate share-based compensation using the fair value of the awards on the grant date. Our share-based compensation arrangements typically vest and become fully exercisable over three to five years of continued employment and, in some cases, are further subject to certain performance or market conditions. We recognize expense net of expected forfeitures on a straight-line basis over the requisite service period, including grants that are subject to graded vesting.
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
For restricted stock awards with service or performance conditions, we determine the fair value of the awards using our share price on the date of grant and the number of awards that are expected to be delivered. For awards with market conditions, the fair value of the award is determined using a Monte Carlo simulation with inputs for expected volatility, a risk-free rate and expected dividends. Our estimate of expected volatility is developed in a manner consistent with that of our stock options.
From time to time, we grant equity interests in our Affiliates to Affiliate management and our officers, with vesting, forfeiture and repurchase terms established at the date of grant. The fair value of the equity interests is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, fee rates, tax rates and discount rates.
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
Assets Under Management Market Price Risk
Our Revenue and equity method revenue are derived primarily from asset based fees that are typically determined as a percentage of the value of a client’s assets under management and performance fees determined as a percentage of the returns realized on a client’s assets under management. Such values are affected by changes in financial markets (including interest rates and foreign exchange rates) and, accordingly, declines in the financial markets may negatively impact our Revenue and equity method revenue.
As of December 31, 2017, we estimate a proportional 1% increase or decrease in the value of our assets under management would have resulted in an annualized increase or decrease in asset based fees in Revenue of $22.0 million for our consolidated Affiliates and in equity method revenue of $22.7 million for our equity method Affiliates. This proportional increase or decrease excludes assets under management on which asset based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes and on our junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a net change in the fair value of our fixed rate securities of $63.2 million, as of December 31, 2017. We pay a variable rate of interest on our credit facilities. We estimate that a 1% increase in interest rates would have increased the interest expense related to the outstanding balance under our credit facilities by $8.1 million, as of December 31, 2017.
Foreign Currency Exchange Risk
The functional currency of most of our Affiliates is U.S. dollars. Certain of our Affiliates have a foreign currency as their functional currency, primarily pound sterling or Canadian dollars, and are impacted by movements in foreign exchange rates. In addition, the valuations of our foreign Affiliates with a non-U.S. dollar functional currency are impacted by fluctuations in foreign exchange rates, which are recorded as a component of stockholders’ equity. To illustrate the effect of possible changes in foreign exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of approximately $13 million and $2 million, respectively, as of December 31, 2017, and annual changes to Income before income taxes of $1.2 million and $0.3 million, respectively.
Derivative Risk
From time to time, we seek to offset our exposure to interest rate and market changes, and our Affiliates seek to offset exposure to foreign currency exchange rates, by entering into derivative contracts. There can be no assurance that our or our Affiliates’ hedging contracts will meet their overall objective or that we or our Affiliates will be successful in obtaining hedging contracts in the future.

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
As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.
The Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2)(collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2018

We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2015	2016	2017
Revenue	$2,484.5	$2,194.6	$2,305.0

Operating expenses:
Compensation and related expenses	1,027.7	932.4	979.0
Selling, general and administrative	443.8	398.1	373.1
Intangible amortization and impairments	115.4	110.2	86.4
Depreciation and other amortization	18.8	19.5	20.3
Other operating expenses (net)	43.8	29.1	40.5
Total operating expenses (net)	1,649.5	1,489.3	1,499.3
	835.0	705.3	805.7
Income from equity method investments	288.9	328.8	302.2
Operating income	1,123.9	1,034.1	1,107.9

Non-operating (income) and expenses:
Investment and other income	(15.3)	(33.8)	(60.0)
Interest expense	88.9	89.4	85.3
Imputed interest expense and contingent payment arrangements	(40.3)	3.9	15.5
	33.3	59.5	40.8
Income before income taxes	1,090.6	974.6	1,067.1

Income tax expense	263.4	235.6	58.4
Net income	827.2	739.0	1,008.7

Net income (non-controlling interests)	(317.7)	(266.2)	(319.2)

Net income (controlling interest)	$509.5	$472.8	$689.5

Average shares outstanding (basic)	54.3	54.2	56.0
Average shares outstanding (diluted)	57.2	57.0	58.6

Earnings per share (basic)	$9.37	$8.73	$12.30
Earnings per share (diluted)	$9.17	$8.57	$12.03
Dividends per share	$—	$—	$0.80
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2015	2016	2017
Net income	$827.2	$739.0	$1,008.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(93.2)	(115.3)	128.0
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	1.9	0.1	(0.8)
Change in net unrealized gain (loss) on investment securities, net of tax	22.1	(35.2)	(7.7)
Other comprehensive income (loss)	(69.2)	(150.4)	119.5
Comprehensive income	758.0	588.6	1,128.2
Comprehensive income (non-controlling interests)	(298.4)	(220.6)	(337.6)
Comprehensive income (controlling interest)	$459.6	$368.0	$790.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2016	2017
Assets
Cash and cash equivalents	$430.8	$439.5
Receivables	383.3	433.8
Investments in marketable securities	122.4	77.8
Other investments	147.5	165.0
Fixed assets (net)	110.1	111.0
Goodwill	2,628.1	2,662.5
Acquired client relationships (net)	1,497.4	1,449.7
Equity method investments in Affiliates	3,368.3	3,304.7
Other assets	61.2	58.1
Total assets	$8,749.1	$8,702.1
Liabilities and Equity
Payables and accrued liabilities	$729.3	$807.2
Senior bank debt	868.6	809.0
Senior notes	939.4	741.3
Convertible securities	301.6	304.4
Deferred income tax liability (net)	660.8	467.4
Other liabilities	149.4	182.4
Total liabilities	3,649.1	3,311.7
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	673.5	811.9
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2016 and 2017)	0.6	0.6
Additional paid-in capital	1,073.5	808.6
Accumulated other comprehensive loss	(122.9)	(21.8)
Retained earnings	3,054.4	3,698.5
	4,005.6	4,485.9
Less: Treasury stock, at cost (1.8 shares in 2016 and 3.4 shares in 2017)	(386.0)	(663.7)
Total stockholders’ equity	3,619.6	3,822.2
Non-controlling interests	806.9	756.3
Total equity	4,426.5	4,578.5
Total liabilities and equity	$8,749.1	$8,702.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2014	55.8	$0.6	$763.4	$31.8	$2,072.1	$(240.9)	$1,016.2	$3,643.2
Net income	—	—	—	—	509.5	—	317.7	827.2
Other comprehensive income (loss)	—	—	—	(49.9)	—	—	(19.3)	(69.2)
Share-based compensation	—	—	34.2	—	—	—	—	34.2
Common stock issued under share-based incentive plans	—	—	(131.0)	—	—	185.0	—	54.0
Tax benefit from share-based incentive plans	—	—	44.5	—	—	—	—	44.5
Shares repurchases	—	—	—	—	—	(366.0)	—	(366.0)
Investments in Affiliates	—	—	—	—	—	—	33.8	33.8
Affiliate equity activity:
Affiliate equity expense	—	—	16.9	—	—	—	51.6	68.5
Issuances	—	—	0.1	—	—	—	1.6	1.7
Repurchases	—	—	48.4	—	—	—	(0.4)	48.0
Changes in Redemption value of Redeemable non-controlling interests	—	—	(81.6)	—	—	—	—	(81.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(49.5)	(49.5)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	11.7	11.7
Distributions to non-controlling interests	—	—	—	—	—	—	(431.4)	(431.4)
December 31, 2015	55.8	$0.6	$694.9	$(18.1)	$2,581.6	$(421.9)	$932.0	$3,769.1
Net income	—	—	—	—	472.8	—	266.2	739.0
Other comprehensive income (loss)	—	—	—	(104.8)	—	—	(45.6)	(150.4)
Share-based compensation	—	—	39.2	—	—	—	—	39.2
Common stock issued under share-based incentive plans	—	—	(53.8)	—	—	69.3	—	15.5
Shares repurchases	—	—	—	—	—	(33.4)	—	(33.4)
Forward equity	—	—	5.2	—	—	—	—	5.2
Common stock issued under forward equity agreement	2.7	0.0	440.3	—	—	—	—	440.3
Issuance costs and other	—	—	(3.0)	—	—	—	—	(3.0)
Affiliate equity activity:
Affiliate equity expense	—	—	10.0	—	—	—	31.2	41.2
Issuances	—	—	(2.8)	—	—	—	14.7	11.9
Repurchases	—	—	14.9	—	—	—	0.4	15.3
Changes in Redemption value of Redeemable non-controlling interests	—	—	(71.4)	—	—	—	—	(71.4)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(42.6)	(42.6)
Capital Contributions by Affiliate equity holders	—	—	—	—	—	—	4.7	4.7
Distributions to non-controlling interests	—	—	—	—	—	—	(354.1)	(354.1)
December 31, 2016	58.5	$0.6	$1,073.5	$(122.9)	$3,054.4	$(386.0)	$806.9	$4,426.5
Net income	—	—	—	—	689.5	—	319.2	1,008.7
Other comprehensive income (loss)	—	—	—	101.1	—	—	18.4	119.5
Share-based compensation	—	—	40.4	—	—	—	—	40.4
Common stock issued under share-based incentive plans	—	—	(117.6)	—	—	138.6	—	21.0
Shares repurchases	—	—	—	—	—	(416.3)	—	(416.3)

Dividends ($0.80 per share)	—	—	—	—	(45.4)	—	—	(45.4)
Issuance costs and other	—	—	0.6	—	—	—	—	0.6
Affiliate equity activity:
Affiliate equity expense	—	—	13.2	—	—	—	36.8	50.0
Issuances	—	—	(0.6)	—	—	—	3.7	3.1
Repurchases	—	—	40.6	—	—	—	(6.0)	34.6
Changes in redemption value of Redeemable non-controlling interests	—	—	(241.5)	—	—	—	—	(241.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(76.8)	(76.8)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	6.3	6.3
Distributions to non-controlling interests	—	—	—	—	—	—	(352.2)	(352.2)
December 31, 2017	58.5	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2015	2016	2017
Cash flow from (used in) operating activities:
Net income	$827.2	$739.0	$1,008.7
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	115.4	110.2	86.4
Depreciation and other amortization	18.8	19.5	20.3
Deferred income tax provision	101.2	59.3	(123.6)
Income from equity method investments	(288.9)	(328.8)	(302.2)
Distributions received from equity method investments	346.1	346.4	429.8
Share-based compensation and Affiliate equity expense	102.7	80.4	90.4
Other non-cash items	(38.0)	(16.1)	(26.3)
Changes in assets and liabilities:
Purchases of trading securities by Affiliate sponsored consolidated products	(4.6)	(86.2)	(34.1)
Sales of trading securities by Affiliate sponsored consolidated products	4.1	82.8	29.9
(Increase) decrease in receivables	54.5	29.6	(53.5)
(Increase) decrease in other assets	6.7	(6.1)	(7.7)
Increase (decrease) in payables, accrued liabilities and other liabilities	(32.0)	20.3	52.3
Cash flow from operating activities	1,213.2	1,050.3	1,170.4
Cash flow from (used in) investing activities:
Investments in Affiliates	(297.7)	(1,361.3)	(30.6)
Purchase of fixed assets	(38.2)	(20.2)	(18.5)
Purchase of investment securities	(13.5)	(16.0)	(37.2)
Sale of investment securities	24.9	65.3	100.1
Cash flow from (used in) investing activities	(324.5)	(1,332.2)	13.8
Cash flow from (used in) financing activities:
Borrowings of senior bank debt and senior notes	1,253.3	1,350.0	545.0
Repayments of senior debt, senior notes and convertible securities	(1,256.0)	(1,125.0)	(805.0)
Issuance of common stock	57.8	465.8	41.9
Dividends paid on common stock	—	—	(44.9)
Repurchase of common stock	(413.7)	(33.4)	(393.2)
Distributions to non-controlling interests	(431.4)	(354.1)	(352.2)
Affiliate equity issuances and repurchases	(120.6)	(104.0)	(165.7)
Excess tax benefit from share-based compensation	44.5	—	—
Settlement of forward equity sale agreement	0.1	—	5.2
Other financing items	8.3	1.6	(20.8)
Cash flow from (used in) financing activities	(857.7)	200.9	(1,189.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(17.8)	(49.9)	14.2
Net increase (decrease) in cash and cash equivalents	13.2	(130.9)	8.7
Cash and cash equivalents at beginning of period	550.6	563.8	430.8
Net cash outflows upon the consolidation and deconsolidation of Affiliate sponsored products	—	(2.1)	—
Cash and cash equivalents at end of period	$563.8	$430.8	$439.5
Supplemental disclosure of cash flow information:
Interest paid	$76.4	$85.0	$82.1
Income taxes paid	89.6	152.3	165.0
Supplemental disclosure of non-cash financing activities:
Stock issued under incentive plans	10.7	17.2	59.3
Stock received for tax withholdings on share-based payments	3.6	9.8	20.0
Payables recorded for Share repurchases	—	—	23.1
Payables recorded for Affiliate equity repurchases	62.3	12.1	47.3
Stock received for the exercise of stock options	—	11.2	30.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

(a)	Organization and Nature of Operations
Affiliated Managers Group, Inc. (“AMG” or the “Company”) is a global asset management company with equity investments in leading boutique investment management firms, referred to as “Affiliates.” AMG’s Affiliates provide active return-oriented strategies to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives.
Each of AMG’s Affiliates operates through distinct entities, typically organized as limited liability companies or limited partnerships (or equivalent non-U.S. forms), which affords AMG the flexibility to design a separate operating agreement for each Affiliate. Each operating agreement reflects the specific terms of AMG’s economic participation in the Affiliate through a “structured partnership interest.” AMG’s structured partnership interests consist of arrangements through which AMG shares in the Affiliate’s revenue without regard to expenses and arrangements through which AMG shares in the Affiliate’s revenue less certain agreed-upon expenses. When AMG owns a controlling interest in an Affiliate, its structured partnership interest is typically calculated by reference to the Affiliate’s revenue without regard to expenses and a set percentage of revenue is allocated to fund operating expenses, including compensation (the “Operating Allocation”), while the remaining revenue (the “Owners’ Allocation”) is allocated to AMG and Affiliate management equity owners in proportion to their respective ownership interests. When AMG does not own a controlling interest in an Affiliate, but has significant influence, AMG accounts for its interest in the Affiliate under the equity method. For these Affiliates, AMG uses structured partnership interests in which its share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby its share is based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses. This type of partnership interest allows AMG to benefit from any increase in revenue or any decrease in the expenses that are included in the calculation, but also directly exposes it to any decrease in revenue or any increase in such expenses. AMG also uses structured partnership interests in which its share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby its share is based on a percentage of the Affiliate’s revenue without regard to expenses. In this type of partnership interest, AMG’s contractual share of revenue generally has priority over distributions to Affiliate management.

(b)	Basis of Presentation and Use of Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. All material intercompany balances and transactions have been eliminated. In 2017, the Company changed its Consolidated Statement of Income presentation to include Income from equity method investments in Operating income, as its equity method Affiliates are integral to the Company’s operations. This change, along with other reclassifications, has been made to the prior period’s financial statements to conform to the current period’s presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

(c)	Principles of Consolidation

In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE, which for the Company are Affiliates structured as partnerships (or similar entities) where the limited partners lack substantive kick-out or substantive participation rights over the general partner. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investing decisions of the investment. When the Company lacks control, but is deemed to have significant influence, the Company accounts for the investment under the equity method. Other investments in which the Company does not have rights to exercise significant influence are accounted for under the cost method. Under the cost method, income is recognized when dividends are declared.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company consolidates VIEs when it is the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company applies the equity method of accounting to VIEs where the Company is not the primary beneficiary but has the ability to exercise significant influence over operating and financial matters of the VIE.
Investments in Affiliates
Substantially all of the Company’s Affiliates are considered VIEs and are either consolidated or accounted for under the equity method. A limited number of the Company’s Affiliates are considered VREs and most of these are accounted for under the equity method.

When an Affiliate is consolidated, the portion of the Affiliate’s management equity owners’ earnings attributable to Owners’ Allocation is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed Operating and Owners’ Allocation attributable to Affiliate management equity owners, along with their share of any tangible or intangible net assets, are presented within Non-controlling interests on the Consolidated Balance Sheets. Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests on the Consolidated Balance Sheets. The Company periodically issues, sells and repurchases the Affiliate equity of its consolidated Affiliates. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within Additional Paid-in Capital, net of any related income tax effects in the period of the change.
When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Income from equity method investments in the Consolidated Statements of Income and the Company’s interest in the Affiliate is reported in Equity method investments in Affiliates in the Consolidated Balance Sheets. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded within Income tax expense in the Consolidated Statements of Income.
The Company periodically evaluates its equity method investments for impairment. In such impairment evaluations, the Company assesses whether or not the fair value of the investment has declined below its carrying value for a period considered to be other-than-temporary. If the Company determines that a decline in fair value below the carrying value of the investment is other-than-temporary, then the carrying value of the investment is reduced to its fair value and this reduction would be recorded in Income from equity method investments.
Affiliate Sponsored Investment Vehicles
The Company’s Affiliates sponsor various investment products where they also act as the investment advisor. These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its consolidated Affiliates.

Investors are generally entitled to substantially all of the economics of these products, except for the management and performance fees earned by consolidated Affiliates or any gains or losses attributable to the Company or its consolidated Affiliates’ investments in these products. As a result, the Company does not generally consolidate these products unless the Company and/or the Affiliate’s interest in the product is considered substantial. When consolidating these products, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets with corresponding changes in the investments’ fair values reflected in Other operating expenses (net) in the Consolidated Statements of Income. Purchases and sales of securities are presented within purchases and sales by Affiliate sponsored consolidated products in the Consolidated Statements of Cash Flows. When Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Affiliates earn asset and performance based fees, which are billed based on the terms of the related contracts. Billed but uncollected asset and performance based fees are presented within Receivables on the Consolidated Balance Sheets and are generally short-term in nature.
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
Investments in marketable securities are classified as either trading or available-for-sale and carried at fair value. Unrealized gains or losses on investments classified as available-for-sale are reported, net of tax, as a separate component of Accumulated other comprehensive loss in Equity until realized when they are reported in Investment and other income in the Consolidated Statements of Income. Realized and unrealized gains or losses related to trading securities are reported within Investment and other income. Realized gains and losses are recorded on the trade date on a specific identified basis. If a decline in the fair value of an available-for-sale investment is determined to be other-than-temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to Investment and other income in the period incurred.

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
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Computer software developed or obtained for internal use is amortized over the estimated useful life of the software, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease, and buildings are amortized over their expected useful lives. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land and artwork are not depreciated; artwork is included in Land, improvements and other.

(i)	Leases
The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements for office space that are classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and is reported in Other operating expenses (net) on the Consolidated Statements of Income.

(j)	Acquired Client Relationships and Goodwill
Each Affiliate in which the Company makes an investment has identifiable assets arising from contractual or other legal rights with their clients (“acquired client relationships”). In determining the value of acquired client relationships, the Company

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company has determined that certain of its acquired client relationships meet the criteria to be considered indefinite-lived assets because the Company expects the contracts to be renewed annually and, therefore, the cash flows generated by these contracts to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred that indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of the assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to definite-lived.
The expected period of economic benefit of definite-lived acquired client relationships are determined based on an analysis of the historical and projected attrition rates of each Affiliate’s existing clients, and other factors that may influence the expected future economic benefit the Company will derive from the relationships. The expected lives of definite-lived acquired client relationships are analyzed annually or more frequently whenever events or circumstances have occurred that indicate the expected period of economic benefit may no longer be appropriate.
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
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, as of September 30th, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in Intangible amortization and impairments.

(k)	Issuance Costs
Issuance costs related to the Company’s senior bank debt are amortized over the remaining term of the senior unsecured multicurrency revolving credit facility (the “revolver”) and the senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”), which approximates the effective interest method.  Issuance costs associated with the revolver and term loan are included in Other assets and as a reduction of the related debt balance, respectively, in the Consolidated Balance Sheets.  Issuance costs associated with the Company’s senior notes are amortized over the shorter of the period to the first investor put date or the Company’s estimate of the expected term of the security, and are included as a reduction of the related debt balance in the Consolidated Balance Sheets.  The expense resulting from the amortization of these issuance costs is reported in Interest expense in the Consolidated Statements of Income.

(l)	Derivative Financial Instruments
From time to time, the Company may utilize financial instruments to offset its exposure to interest rates and market changes and the Company’s Affiliates may use foreign currency forward contracts to hedge the risk of foreign exchange rate movements.
The Company records derivatives in the Consolidated Balance Sheets at fair value. If the Company’s derivatives qualify as cash flow hedges, the effective portion of the unrealized gain or loss is recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity and reclassified to Investment and other income when the hedged cash flows are recorded in earnings. Hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future variable cash flows of the hedged contract with the present value of the cumulative change in the expected future variable cash flows of the hedged item. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness would be reported in Investment and other income. If the Company’s or its Affiliates’ derivatives do not qualify as cash flow or fair value hedges, changes in the fair value of the derivatives are recognized as a gain or loss in Investment and other income.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(m)	Contingent Payment Arrangements
The Company periodically enters into contingent payment arrangements in connection with its business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain specified financial targets are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability in Other liabilities on its Consolidated Balance Sheet. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company’s expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within Imputed interest expense and contingent payment arrangements. For Affiliates accounted for under the equity method of accounting, the Company records a liability when a payment becomes probable in Payables and accrued liabilities, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates in the Consolidated Balance Sheets.

(n)	Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial reporting bases of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in Income tax expense in the Consolidated Statements of Income in the period when the change is enacted.
The Company regularly assesses the recoverability of its deferred income tax assets to determine whether these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their recorded amount, or that the recorded deferred tax assets are not realizable, the Company would adjust the deferred tax asset valuation allowance to record the deferred tax assets at their current value, which would increase or decrease Income tax expense, respectively.
The Company records unrecognized tax benefits based on whether it is more-likely-than-not that the uncertain tax positions will be sustained on the basis of the technical merits of the position. If it is determined an uncertain tax position is more-likely-than-not to be sustained, the Company records the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority in Income tax expense. Interest and penalties related to unrecognized tax benefits are also recorded in Income tax expense.

On December 22, 2017, changes in U.S. tax laws were enacted, which significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a one-time transition tax on deemed repatriated foreign earnings and profits. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a Company does not have the necessary information available, prepared or analyzed to complete the accounting for certain income tax effects of the changes in U.S. tax laws and allows the Company to record provisional amounts. Changes to provisional amounts or new amounts resulting from new guidance, interpretations or other information or from further evaluation of the impact of the changes in U.S. tax laws will be recorded in subsequent reporting periods not to extend beyond one year from the enactment date.

(o)	Foreign Currency Translation
Assets and liabilities denominated in a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expenses denominated in a functional currency other than U.S. dollars are translated into U.S. dollars using average exchange rates for the relevant period. Because of the long-term nature of the Company’s investments in its Affiliates, net translation exchange gains and losses resulting from foreign currency translation are recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reflected in Investment and other income.

(p)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments. The Company and its Affiliates maintain cash and cash equivalents, investments and, at times, certain

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial instruments with various high credit-quality financial institutions. These financial institutions are typically located in countries in which the Company and its Affiliates operate. For the Company and certain Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

(q)	Revenue Recognition

The Company’s revenue primarily represents asset and performance based fees earned by its consolidated Affiliates for managing the assets of clients. Asset based fees are recognized as services are rendered and are typically based upon a percentage of the value of a client’s assets under management. Any fees collected in advance are deferred and recognized as income over the period earned. Performance fees are generally assessed as a percentage of the investment performance realized on a client’s account. Performance fees are recognized when they are earned (i.e., when they become billable to customers and are not subject to claw-back) based on the contractual terms of agreements and when collection is reasonably assured. Carried interest is recognized upon the earlier of the termination of the investment product or when the likelihood of claw-back is improbable. Also included in revenue are fees earned by broker-dealers and administrative fees for services provided to Affiliate sponsored investment products.
The Company and certain of its consolidated Affiliates have contractual arrangements with third parties to provide certain distribution-related services. These third parties are primarily compensated based on the value of client assets over time. Distribution-related fees earned by consolidated Affiliates are presented in Revenue in the Consolidated Statements of Income gross of any related expenses when the Company or the Affiliate is the principal in its role as primary obligor under its sales and distribution arrangements. Distribution-related expenses incurred by consolidated Affiliates are presented within Selling, general and administrative expenses in the Consolidated Statements of Income.

(r)	Earnings Per Share

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

(s)	Share-Based Compensation Plans
The Company recognizes expenses for all share-based payments based on their grant date fair values over the requisite service period. The Company records these expenses only for awards that are expected to vest.
Tax windfalls or shortfalls are recognized in Income tax expense and have been classified as operating activities in the Consolidated Statements of Cash Flows. Taxes paid by the Company when it withholds shares to satisfy tax withholding obligations are classified as a financing activity.
Prior to 2016, the Company reported any tax benefits realized upon the exercise of stock options or vesting of restricted stock that were in excess of the expense recognized for reporting purposes as a financing activity in the Consolidated Statements of Cash Flows. If the tax benefit ultimately realized was greater than or less than the expense recognized, the tax windfall or shortfall was recognized in stockholders’ equity. To the extent the shortfall exceeded the cumulative windfall tax benefits, the excess was recognized in Income tax expense.

(t)	Recent Accounting Developments

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, and subsequently issued several related amendments. The standard provides a comprehensive model for revenue recognition and is effective for the Company and its consolidated Affiliates for interim and annual periods beginning after December 15, 2017 and for interim and annual periods beginning after December 15, 2018 for the Company’s equity method Affiliates. The standard may be adopted using either the full or modified retrospective method. The Company has selected the modified retrospective method where the cumulative effect of initially applying the standard is recognized within the Company’s Consolidated Financial Statements as of January 1, 2018.  As of December 31, 2017, the Company does not expect a significant impact to its Consolidated Financial Statements upon adoption of the standard as it relates to the timing of recognition of its Revenue, presentation of Revenue on a gross or net basis, or the capitalization of revenue related costs.  The Company will continue to assess the impact of adoption for its equity method Affiliates.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities.  Under the new standard, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value with any changes recognized through earnings.  The standard is effective for interim and annual periods beginning after December 15, 2017 and must be adopted using a modified retrospective method.  The Company does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to record right-of-use assets and lease liabilities arising from most operating leases on the statement of financial position. The standard is effective for interim and annual periods beginning after December 15, 2018 for the Company and its consolidated Affiliates and for interim and annual periods beginning after December 15, 2019 for the Company’s equity method Affiliates. The standard must be adopted using a modified retrospective method. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
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
Investments in marketable securities at December 31, 2016 and 2017 were $122.4 million and $77.8 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale and trading:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale		Trading
	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017
Cost	$66.1	$18.3	$34.4	$48.8
Unrealized Gains	17.6	2.7	6.6	10.3
Unrealized Losses	(1.8)	(0.4)	(0.5)	(1.9)
Fair Value	$81.9	$20.6	$40.5	$57.2
For the years ended December 31, 2016 and 2017, the Company received proceeds of $61.1 million and $82.3 million, respectively, from the sale of investments classified as available-for-sale and recorded net gains of $19.2 million and $29.2 million, respectively. For the years ended December 31, 2016 and 2017, the Company received proceeds of $82.8 million and $29.9 million, respectively, from the sale of investments classified as trading and recorded net gains of $1.0 million and $6.6 million, respectively. The realized gains and losses on securities held in Affiliate sponsored consolidated products were recorded in Other operating expenses (net), other realized gains and losses were recorded in Investment and other income.

3.	Other Investments
Other investments consist of investments in funds advised by Affiliates that are carried at fair value. The income or loss related to these investments is recorded in Investment and other income. See Note 11 for additional information on Other investments.

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

Substantially all of the Company’s consolidated Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests of equity method Affiliates considered VIEs, and the Company’s maximum risk of loss were as follows:

	December 31, 2016		December 31, 2017
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,047.6	$2,846.8	$1,594.4	$2,765.7

Affiliate Sponsored Investment Products

The net assets of Affiliate sponsored investment products that were considered VIEs accounted for under the equity method and the Company’s maximum risk of loss were as follows:

	December 31, 2016		December 31, 2017
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Risk of Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Risk of Loss
Affiliate sponsored investment products	$1,756.6	$9.4	$2,154.6	$10.2

5.	Senior Bank Debt
The Company has a senior unsecured multicurrency revolving $1.45 billion credit facility and a senior unsecured $385.0 million term loan facility. The credit facilities mature on September 30, 2020.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subject to certain conditions, the Company may further increase the commitments under the revolver by up to $350.0 million and borrow up to an additional $65.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on the LIBOR rate or the prime rate as in effect from time to time.
As of December 31, 2016 and 2017, the Company had outstanding borrowings under the revolver of $485.0 million and $425.0 million, respectively, and the weighted-average interest rate on outstanding borrowings was 1.88% and 2.76%, respectively. As of December 31, 2016 and 2017, the Company had outstanding borrowings under the term loan of $385.0 million in each period, and the weighted-average interest rate on outstanding borrowings was 1.87% and 2.69%, respectively. The Company pays commitment fees on the unused portion of its revolver. For the years ended December 31, 2016 and 2017, these fees amounted to $1.0 million and $1.5 million, respectively.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default.

6.	Senior Notes
In 2017, the Company redeemed, canceled and retired all $200.0 million principal amount outstanding of its 6.375% senior unsecured notes due 2042 at a redemption price equal to 100% of the principal amount. At December 31, 2017, the Company had two senior notes outstanding and their respective principal terms are summarized in the following table:

	2024 Senior Notes	2025 Senior Notes
Issue date	February 2014	February 2015
Maturity date	February 2024	August 2025
Potential Call Date(1)	Any Time	Any Time
Par value (in millions)	$400.0	$350.0
Call Price(1)	As Defined	As Defined
Stated coupon	4.25%	3.50%
Coupon frequency	Semi-annually	Semi-annually
__________________________

(1)	The senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest.

7.	Convertible Securities
At December 31, 2017, the Company had junior convertible trust preferred securities outstanding (the “junior convertible securities”). The carrying value and principal amount at maturity of the junior convertible securities were as follows:

	December 31, 2016		December 31, 2017
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
Junior convertible securities(1)	$307.5	$430.8	$309.9	$430.8
__________________________

(1)	The carrying value is accreted to the principal amount at maturity over a remaining life of 20 years.
The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash. Each $50 security is convertible, at any time, into 0.25 shares of the Company’s common stock, which represents a conversion price of $200 per share, subject to customary anti-dilution adjustments. Holders of the junior convertible securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities if the closing price of its common stock exceeds $260 per share for 20 trading days in a period of 30 consecutive trading days. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. These deductions will generate annual

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax liabilities of $7.2 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if the Company’s common stock is trading above certain thresholds at the time of the conversion of the securities.

8.	Forward Equity and Equity Distribution Program
The Company has equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2017, no sales have occurred under the equity distribution program.

In 2016, the Company entered into an agreement to sell approximately 2.9 million shares of the Company’s common stock at a price of $167.25 per share on a forward basis and issued 2.7 million shares to settle a portion of this forward equity sale and received proceeds of $440.3 million, and net settled 0.2 million shares for cash at an average share price of $144.59. As of December 31, 2016, no shares remained outstanding under this agreement.

9.	Derivative Financial Instruments
From time to time, the Company seeks to offset its exposure to interest rate and market changes and certain of its Affiliates seek to offset their exposure to changes in foreign exchange rates by entering into derivative contracts.
For the years ended December 31, 2016 and 2017, the Company’s Affiliates realized $0.2 million and $1.6 million of gains, respectively, and $1.2 million and $2.2 million of losses, respectively, upon the settlement of certain foreign currency forward contracts. Such realized gains and losses are presented in Revenue, Operating expenses or Investment and other income, depending on the risk being hedged. At December 31, 2016 and 2017, the Company’s Affiliates had unrealized gains of $0.6 million and $0.2 million, respectively, and unrealized losses of $0.5 million and $0.6 million, respectively, related to outstanding foreign currency forward contracts.  Such unrealized gains and losses are presented within Accumulated other comprehensive loss.
During the fourth quarter of 2017, the Company recognized an expense of $2.5 million under a market based derivative contract. This contract expired on December 29, 2017.

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
In 2017, Third Avenue Management, LLC (“Third Avenue”) settled various legal actions relating to the liquidation and closure of the Third Avenue Focused Credit Fund, including those against the Company. Third Avenue and its insurers paid amounts due under the settlement.
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2017, these unfunded commitments were $98.8 million and may be called in future periods.
As of December 31, 2017, the Company was contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2019 related to the Company’s investments in these Affiliates. For its consolidated Affiliates, the Company was contingently liable for up to $18.2 million in payments, and expected to make payments of $10.2 million ($8.2 million in 2018). The present value of these expected payments was $9.4 million. For its equity method Affiliates, the Company was contingently liable to make payments up to $170.0 million through 2018, and expected to make no payments.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and certain Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.

11.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2016
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$64.1	$64.1	$—	$—
Investments in marketable securities(1)
Trading securities	40.5	40.5	—	—
Available-for-sale securities	81.9	81.9	—	—
Other investments	3.4	3.4	—	—
Foreign currency forward contracts(2)	0.6	—	0.6	—
Financial Liabilities(2)
Contingent payment arrangements	$8.6	$—	$—	$8.6
Affiliate equity obligations	12.1	—	—	12.1
Foreign currency forward contracts	0.5	—	0.5	—

		Fair Value Measurements
	December 31, 2017
		Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$40.4	$40.4	$—	$—
Investments in marketable securities(1)
Trading securities	57.2	57.2	—	—
Available-for-sale securities	20.6	20.6	—	—
Foreign currency forward contracts(2)	0.2	—	0.2	—
Financial Liabilities(2)
Contingent payment arrangements	$9.4	$—	$—	$9.4
Affiliate equity obligations	49.2	—	—	49.2
Foreign currency forward contracts	0.6	—	0.6	—
__________________________

(1)	Principally investments in equity securities.
(2) Amounts are presented within Other assets or Other liabilities.
During 2017, the Company measured the fair value of one of its equity method investments using a discounted cash flow analysis. See Note 13.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments in active markets are classified as level 1. Publicly traded securities valued using quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active are classified as level 2. Investments in funds advised by Affiliates that are valued at NAV are classified as level 1.
Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company’s investments in consolidated Affiliates. The significant unobservable inputs that are used in the fair value measurement of these obligations are growth and discount rates. Increases in the growth rate result in a higher obligation while increases in the discount rate results in a lower obligation.
Affiliate equity obligations include agreements to repurchase Affiliate equity. The significant unobservable inputs that are used in the fair value measurement of the agreements to repurchase Affiliate equity are growth and discount rates. Increases in the growth rate result in a higher obligation while increases in the discount rate results in a lower obligation.
Foreign currency forward contracts use model-derived valuations in which all significant inputs are observable in active markets to determine fair value.
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities from level 1 to level 2 in 2016 or 2017.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 liabilities:

	For the Years Ended December 31,
	2016		2017
	Contingent Payment Arrangements	Affiliate Equity Obligations	Contingent Payment Arrangements	Affiliate Equity Obligations
Balance, beginning of period	$10.2	$62.3	$8.6	$12.1
Net realized and unrealized (gains) losses(1)	(1.6)	3.1	7.6	5.5
Purchases and issuances(2)	—	69.1	—	206.1
Settlements and reductions	—	(122.4)	(6.8)	(174.5)
Balance, end of period	$8.6	$12.1	$9.4	$49.2

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$(1.6)	$—	$2.8	$—
__________________________

(1)
Accretion and changes in the expected value of the Company’s contingent payment arrangements and Affiliate equity obligations are recorded in Imputed interest expense and contingent payment arrangements.

(2)	Includes transfers from Redeemable non-controlling interests and other activity.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 financial liabilities:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2016	Range at December 31, 2016	Fair Value at December 31, 2017	Range at December 31, 2017
Contingent payment arrangements	Discounted cash flow	Growth rates	$8.6	3% - 8%	$9.4	7% - 8%
		Discount rates		14% - 15%		15% - 16%
Affiliate equity obligations	Discounted cash flow	Growth rates	12.1	4% - 10%	49.2	0% - 11%
		Discount rates		15% - 16%		12% - 16%
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

	December 31, 2016		December 31, 2017
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity(1)	$137.8	$92.2	$156.1	$98.8
Other funds(2)	9.7	—	8.9	—
Other investments(3)	$147.5	$92.2	$165.0	$98.8
__________________________

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

(3)	Fair value attributable to the controlling interest was $59.9 million and $80.1 million as of December 31, 2016 and 2017, respectively.
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

	December 31, 2016		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$945.1	$936.0	$745.7	$765.2	Level 2
Convertible securities	307.5	466.9	309.9	549.8	Level 2

12.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

	Goodwill
	2016	2017
Balance, as of January 1,	$2,668.4	$2,628.1
Foreign currency translation	(40.3)	34.4
Balance, as of December 31,	$2,628.1	$2,662.5

As of September 30, 2017, the Company completed impairment assessments on its goodwill and no impairments were indicated.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2015	$1,301.8	$(680.4)	$621.4	$1,065.0	$1,686.4
Intangible amortization and impairments	—	(107.7)	(107.7)	(2.5)	(110.2)
Foreign currency translation	(11.8)	—	(11.8)	(67.0)	(78.8)
Balance, as of December 31, 2016	$1,290.0	$(788.1)	$501.9	$995.5	$1,497.4
Intangible amortization and impairments	—	(86.4)	(86.4)	—	(86.4)
Foreign currency translation	5.5	—	5.5	33.2	38.7
Balance, as of December 31, 2017	$1,295.5	$(874.5)	$421.0	$1,028.7	$1,449.7
Definite-lived acquired client relationships are amortized over their expected period of economic benefit. The Company recorded amortization expense, in Intangible amortization and impairments, for these relationships of $115.4 million, $107.7 million and $86.4 million, respectively, for the years ended December 31, 2015, 2016 and 2017. Based on relationships existing as of December 31, 2017, the Company estimates that its consolidated annual amortization expense will be approximately $85 million in 2018 and 2019, $50 million in 2020 and $30 million in 2021 and 2022.
During 2017, the Company completed impairment assessments on its definite-lived and indefinite-lived acquired client relationships and no impairments were indicated.

13.	Equity Method Investments in Affiliates
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
The purchase price allocation for the 2016 investments was as follows:

Total
Definite-lived acquired client relationships(1)	$560.8
Indefinite-lived acquired client relationships	36.9
Tangible assets	2.0
Deferred tax liability	(91.8)
Goodwill	854.4
Consideration paid	$1,362.3
__________________________

(1)	The expected period of economic benefit utilized in the purchase price allocation for these definite-lived acquired client relationships was 15 years.
For these new investments, the Company recorded amortization expense on the definite-lived acquired client relationships of $17.0 million and $58.0 million for the years ended December 31, 2016 and 2017, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the change in Equity method investments in Affiliates:

	2016	2017
Balance, January 1,	$1,937.1	3,368.3
Equity method earnings	388.0	501.4
Equity method intangible amortization and impairments	(59.2)	(199.2)
Distributions of earnings from equity method investments	(346.4)	(429.8)
Investments	1,361.3	29.8
Foreign currency translation	8.0	62.3
Other(1)	79.5	(28.1)
Balance, December 31,	$3,368.3	$3,304.7
__________________________

(1)	Primarily reflects deferred income taxes recorded on new investments.
The definite-lived acquired relationships at the Company’s equity method Affiliates are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $34.3 million, $59.2 million and $106.1 million, respectively, for the years ended December 31, 2015, 2016 and 2017. Based on relationships existing as of December 31, 2017, the Company estimates the annual amortization expense attributable to its existing equity method Affiliates to be approximately $120 million in each of the next five years.
During 2017, the Company determined that the fair value of an equity method investment had declined below its carrying value. The decline in the fair value of this investment was the result of a cumulative decline in assets under management, coupled with the recent loss of a significant client, which has decreased the forecasted revenue of the firm. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that projected future cash flows associated with the investment and discount rates that were developed with input from valuation experts. The significant assumptions used in the cash flow analysis include a projected growth rate of 10.0%, discount rates of 14.0% and 25.0% for asset and performance based fees, respectively, and a market participant tax rate of 25.0%. The Company considered the decline in fair value to be other-than-temporary and, accordingly, the Company recognized an impairment of $93.1 million. For the Company’s remaining equity and cost method investments, the Company completed its annual evaluation and no impairments were identified.
The following table presents summarized financial information for Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2015(2)	2016(2)	2017
Revenue(1)	$2,217.1	$2,200.9	$3,126.3
Net income(1)	431.5	1,068.9	2,182.7

	December 31,
	2016	2017
Assets	$1,915.3	$3,324.9
Liabilities and Non-controlling interests	862.4	1,405.5
__________________________

(1)	Revenue and the associated Net income include asset and performance based fees and the impact of consolidated investment products.

(2)	Revenue and Net income reflect investments in new Affiliates for the full-year, regardless of the date of the Company’s investment.
The Company’s share of undistributed earnings from equity method investments was $192.5 million as of December 31, 2017.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has determined that one of its equity method Affiliates is significant under Rule 10-01(b)(1) of Regulation S-X. For the years ended December 31, 2016 and 2017, this equity method Affiliate recognized revenue of $944.1 million and $1,317.8 million, respectively, and net income of $529.0 million and $806.6 million, respectively.

14.	Fixed Assets and Lease Commitments
Fixed assets consisted of the following:

	December 31,
	2016	2017
Building and leasehold improvements	$103.5	$111.9
Software	52.5	50.8
Equipment	39.5	44.5
Furniture and fixtures	20.8	21.4
Land, improvements and other	17.9	18.7
Fixed assets, at cost	234.2	247.3
Accumulated depreciation and amortization	(124.1)	(136.3)
Fixed assets, net	$110.1	$111.0
The Company and its consolidated Affiliates lease office space and equipment for their operations. At December 31, 2017, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year were payable as follows:

Year	Required Minimum Payments
2018	$37.0
2019	33.9
2020	35.3
2021	33.6
2022	26.6
Thereafter	89.9
Consolidated rent expense for 2015, 2016 and 2017 was $36.3 million, $35.5 million and $37.5 million, respectively.

15.	Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2016	2017
Accrued compensation	$418.5	$472.5
Unsettled fund share payables	83.2	103.1
Accrued income taxes	87.7	93.0
Accrued share repurchases	—	23.1
Accrued professional fees	26.1	22.5
Other	113.8	93.0
Payables and accrued liabilities	$729.3	$807.2

16.	Related Party Transactions

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A prior owner of one of the Company’s Affiliates retained an interest in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interest is presented in the Company’s Consolidated Balance Sheets as either a liability in Other liabilities or as Non-controlling interests, depending on the structure of the prior owner’s investments in the partnerships. The total liability was $67.8 million and $61.2 million at December 31, 2016 and 2017, respectively. The total non-controlling interest was $2.5 million at December 31, 2016.
The Company and its Affiliates earn asset and performance based fees, distribution and servicing and other fees and incur distribution and servicing and other expenses for services provided to Affiliate sponsored investment products. In addition, Affiliate management owners and Company officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees.
The Company had liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The net present value of the total amounts payable were $8.6 million and $9.4 million as of December 31, 2016 and 2017, respectively, and were included in Other liabilities. In 2016, there were no payments made associated with these liabilities.  In 2017, the Company made $6.8 million in such payments. For the years ended December 31, 2016 and 2017, the Company adjusted its estimates of contingent payment obligations and recorded gains attributable to the controlling interest of $2.8 million and expenses from adjustments to its contingent payment obligations of $6.6 million, respectively. These amounts are included in Imputed interest expense and contingent payment arrangements.
The Company has related party transactions in association with its Affiliate equity transactions, as more fully described in Notes 19 and 20.

17.	Stockholders’ Equity
Common Stock
The Company is authorized to issue up to 150.0 million shares of Voting Common Stock and 3.0 million shares of Class B Non-Voting Common Stock. As more fully described in Note 8, the Company is party to an equity distribution program under which the Company may sell shares of its common stock.
The Company’s Board of Directors authorized share repurchase programs in January 2017 and May 2015, authorizing the Company to repurchase up to 1.9 million and 3.0 million shares of its common stock, respectively, and these authorizations have no expiry. In 2017, the Company repurchased 2.4 million shares of this total authorized amount, at an average price per share of $173.19. As of December 31, 2017, 1.6 million shares remained available for repurchase under the January 2017 Plan and no shares remained available for repurchase under the May 2015 Plan.  See Note 27.
The following is a summary of the Company’s share repurchase activity for the years ended December 31, 2015, 2016 and 2017:

Year	Shares Repurchased	Average Price
2015	1.7	$209.39
2016	0.2	161.16
2017	2.4	173.19
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

18.	Share-Based Compensation

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The total fair value of share-based compensation awards that vested was $27.4 million, $20.7 million and $59.4 million during the years ended December 31, 2015, 2016 and 2017, respectively.
Share-Based Incentive Compensation
The following is a summary of share-based compensation expense for the years ended December 31, 2015, 2016 and 2017:

Year	Share-Based Compensation Expense	Tax Benefit
2015	$34.2	$13.2
2016	39.2	15.1
2017	40.4	13.6
The excess tax benefit recognized from share-based incentive plans was $5.1 million and $10.9 million during the years ended December 31, 2016 and 2017, respectively, and classified as an operating cash flow.
The Company had $66.4 million and $63.5 million of unrecognized share-based compensation as of December 31, 2016 and 2017, respectively, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions of the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—January 1, 2017	1.4	$108.53
Options granted	0.0	168.60
Options exercised	(0.7)	97.54
Options forfeited	(0.1)	140.26
Unexercised options outstanding—December 31, 2017	0.6	122.04	3.9
Exercisable at December 31, 2017	0.2	115.74	1.7

The Company granted stock options with fair values of $1.0 million, $16.4 million and $0.8 million in 2015, 2016 and 2017, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2015, 2016 and 2017 was $130.2 million, $27.7 million and $50.8 million, respectively. The cash received for options exercised was $25.6 million and $41.9 million during the years ended December 31, 2016 and 2017, respectively. As of December 31, 2017, the intrinsic value of exercisable options outstanding was $20.1 million, and 3.1 million options were available for grant under the Company’s option plans.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of options granted was estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted during the years ended December 31, 2015, 2016 and 2017 was $54.92, $39.02 and $48.05, per option, respectively, based on the weighted-average grant date assumptions stated below.

	For the Years Ended December 31,
	2015	2016	2017
Dividend yield	0.0%	0.0%	0.5%
Expected volatility(1)	26.7%	30.7%	28.0%
Risk-free interest rate(2)	1.5%	1.6%	2.1%
Expected life of options (in years)(3)	5.0	5.7	5.7
Forfeiture rate	0.0%	0.0%	0.0%
__________________________

(1)	Expected volatility is based on historical and implied volatility.

(2)	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.

(3)	Expected life of options (in years) is based on the Company’s historical and expected exercise behavior.
Restricted Stock
The following table summarizes the transactions of the Company’s restricted stock:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—January 1, 2017	0.6	$168.84
Units granted	0.2	152.99
Units vested	(0.4)	166.22
Units forfeited	(0.0)	170.39
Unvested units—December 31, 2017	0.4	162.32
The Company granted awards with fair values of $50.7 million, $28.0 million and $36.9 million in 2015, 2016 and 2017, respectively. These awards were valued based on the closing price of the Company’s common stock on the grant date and contain vesting conditions requiring service over a period of three to four years. In certain circumstances, awards also require certain performance conditions to be satisfied.
As of December 31, 2017, the Company had 1.1 million shares available for grant under its plans.

19.	Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five and 15 years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). The current redemption value of the Company’s Affiliate equity interests is presented as Redeemable non-controlling interests. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company has an unconditional obligation to repurchase Affiliate equity interests, they are reclassified to Other liabilities. The following table presents the changes in Redeemable non-controlling interests:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2016	2017
Balance, as of January 1,	$612.5	$673.5
Changes attributable to consolidated products	16.1	12.4
Transfers to Other liabilities	(69.1)	(192.3)
Transfers from non-controlling interests	42.6	76.8
Changes in redemption value	71.4	241.5
Balance, as of December 31,	$673.5	$811.9

20.	Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to Affiliate equity holders were $431.4 million, $354.1 million and $352.2 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Affiliate equity interests provide the Company a conditional right to call (on an annual basis following an Affiliate equity holder’s departure) and Affiliate equity holders have a conditional right to put their interests at certain intervals (between five and 15 years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The purchase price of these conditional purchases are generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value. The Company, at its option, may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration and can consent to the transfer of these interests to other individuals or entities.
The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate partners, its employees and its officers.  The amount of cash paid for repurchases was $130.8 million, $115.8 million and $174.7 million for the years ended December 31, 2015, 2016 and 2017, respectively.  The total amount of cash received for issuances was $6.1 million, $11.8 million and $9.0 million for the years ended December 31, 2015, 2016 and 2017, respectively.
Sales and repurchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its Affiliate partners, its employees and its officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense over the requisite service period.
The following is a summary of Affiliate equity expense:

	For the Years Ended December 31,
	2015	2016	2017
Controlling interest	$16.9	$10.0	$13.2
Non-controlling interest	51.6	31.2	36.8
Total	$68.5	$41.2	$50.0
The following is a summary of unrecognized Affiliate equity expense for the years ended December 31, 2015, 2016 and 2017:

	Unrecognized Affiliate Equity Expense
Year	Controlling Interest	Remaining Life	Non-Controlling Interest	Remaining Life
2015	$22.4	3 years	$51.9	5 years
2016	31.3	4 years	70.7	5 years
2017	33.3	5 years	95.9	6 years

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $22.9 million and $12.4 million at December 31, 2016 and 2017, respectively, and was included in Other assets. The total payable was $12.1 million and $49.2 million as of December 31, 2016 and 2017, respectively, and was included in Other liabilities.
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

	For the Years Ended December 31,
	2015	2016	2017
Net income (controlling interest)	$509.5	$472.8	$689.5
Increase / (decrease) in controlling interest paid-in capital from purchases and sales of Affiliate equity issuances	0.9	1.6	(1.0)
Decrease in controlling interest paid-in capital related to Affiliate equity repurchases	(87.6)	(38.0)	(116.2)
Net income attributable to controlling interest and transfers from non-controlling interests	$422.8	$436.4	$572.3

21.	Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees.  Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service limits. The Company’s consolidated Affiliates have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, have their employees covered under the Company’s plan.  In each case, the relevant Affiliate is able to make discretionary contributions for the benefit of its employees, as applicable, that are qualified plan participants, up to Internal Revenue Service limits.  Consolidated expenses related to these plans were $18.7 million, $18.9 million and $20.1 million for the years ended December 31, 2015, 2016 and 2017, respectively. The controlling interest’s portion of expenses related to these plans were $3.1 million, $3.7 million and $3.9 million for the years ended December 31, 2015, 2016 and 2017, respectively.

22.	Income Taxes
On December 22, 2017, changes in U.S. tax laws were enacted, which significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a one-time transition tax on deemed repatriated foreign earnings and profits.

As of December 31, 2017, the Company had not completed its accounting for the tax effects of changes in U.S. tax laws. However, in accordance with SAB 118, the Company recorded a provisional one-time net benefit of $194.1 million as a reasonable estimate of the impacts of the changes in U.S. tax laws. The net benefit was primarily due to the re-measurement of the Company’s deferred tax assets and liabilities, principally deferred tax liabilities associated with its intangible assets and convertible securities, which resulted in a benefit of $216.9 million, partially offset by a $22.8 million transition tax on its deemed repatriated foreign earnings and profits.

The Company is still analyzing certain aspects of the changes in U.S. tax laws and evaluating its calculations, which could potentially affect the re-measurement of its deferred tax assets and liabilities or give rise to new deferred tax amounts. The Company has also not yet completed its accounting for the transition tax and the amount may change once the Company

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

finalizes its calculation of foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.

The provisional amounts recorded by the Company are based on guidance, interpretations and other information available as of January 24, 2018. The impact of the changes in U.S. tax laws may be refined as further guidance, interpretations or information becomes available or upon completion by the Company of its evaluation of the impact of the changes in U.S. tax laws.

The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests. The 2017 provisional impact of the changes in U.S. tax laws is reflected in the tables below.
The following table presents our consolidated provision for income taxes:

	For the Years Ended December 31,
	2015	2016	2017
Controlling interests:
Current tax	$152.4	$168.1	$173.8
Intangible-related deferred taxes	77.7	84.3	(98.5)
Other deferred taxes	27.7	(23.2)	(24.9)
Total controlling interests	257.8	229.2	50.4
Non-controlling interests:
Current tax	$9.8	$8.2	$8.2
Deferred taxes	(4.2)	(1.8)	(0.2)
Total non-controlling interests	5.6	6.4	8.0
Provision for income taxes	$263.4	$235.6	$58.4
Income before income taxes (controlling interest)	$767.3	$702.0	$739.9
Effective tax rate attributable to controlling interests(1)	33.6%	32.6%	6.8%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2015	2016	2017
Current:
Federal	$106.3	$103.4	$109.0
State	18.3	22.9	18.9
Foreign	37.6	50.0	54.1
Total current	162.2	176.3	182.0
Deferred:
Federal	103.8	62.3	(124.9)
State	14.8	10.0	10.4
Foreign	(17.4)	(13.0)	(9.1)
Total deferred	101.2	59.3	(123.6)
Provision for income taxes	$263.4	$235.6	$58.4

For financial reporting purposes, Income before income taxes consisted of the following:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2015	2016	2017
Domestic	$827.6	$688.1	$756.5
International	263.0	286.5	310.6
	$1,090.6	$974.6	$1,067.1

The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

	For the Years Ended December 31,
	2015	2016	2017
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	2.9	2.7
Effect of foreign operations	(3.5)	(4.6)	(5.4)
Equity compensation	0.8	(0.4)	(0.7)
Effect of changes in tax law, rates	(0.8)	(0.3)	(25.2)
Other	(0.5)	—	0.4
Effective tax rate (controlling interest)	33.6%	32.6%	6.8%
Effect of income from non-controlling interests	(9.2)	(8.4)	(1.3)
Effective tax rate	24.4%	24.2%	5.5%

Deferred income tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The significant components of the Company’s Deferred income tax liability (net) are as follows:

	December 31,
	2016	2017
Deferred Tax Assets
State net operating loss carryforwards	$17.4	$16.8
Foreign loss carryforwards	14.6	16.3
Tax benefit of uncertain tax positions	12.1	11.4
Deferred compensation	34.1	10.4
Foreign tax credits	10.0	—
Accrued expenses	3.9	1.3
Total deferred tax assets	92.1	56.2
Valuation allowance	(22.1)	(24.1)
Deferred tax assets, net of valuation allowance	$70.0	$32.1
Deferred Tax Liabilities
Intangible asset amortization	$(396.8)	$(258.6)
Non-deductible intangible amortization	(177.0)	(150.8)
Convertible securities interest	(109.0)	(77.9)
Deferred income	(47.2)	(5.9)
Other	(0.8)	(6.3)
Total deferred tax liabilities	(730.8)	(499.5)
Deferred income tax liability (net)	$(660.8)	$(467.4)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, the Company had available state net operating loss carryforwards of $432.6 million, which will expire over a 19-year period. At December 31, 2017, the Company had foreign loss carryforwards of $61.5 million, of which $51.8 million will expire over a 20-year period and the balance will carry forward indefinitely.

The Company believes that it is more-likely-than-not that the benefit from a portion of the state and foreign loss carryforwards will not be realized and has, therefore, recorded a valuation allowance of $24.1 million on the deferred tax assets related to these state and foreign loss carryforwards. For the years ended December 31, 2016 and 2017, the Company increased its valuation allowance $1.6 million and $2.0 million, respectively, related to an increase in the loss carryforwards that are not expected to be realized.

The Company continues not to provide for U.S. income taxes on the excess of the financial reporting basis over tax basis in the Company’s investments in foreign subsidiaries considered permanent in duration. Such amount would generally become taxable upon the repatriation of assets from, or a sale or liquidation of, the subsidiaries. While a determination of the potential amount of unrecognized deferred U.S. income tax liability related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2017, the estimated amount of such difference was $270.9 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2015	2016	2017
Balance, as of January 1,	$28.8	$26.9	$26.8
Additions based on current year tax positions	2.2	3.8	6.0
Additions based on prior years’ tax positions	1.6	0.6	1.5
Reductions related to lapses of statutes of limitations	(4.3)	(4.7)	(2.3)
Additions (reductions) related to foreign exchange rates	(1.4)	0.2	0.4
Balance, as of December 31,	$26.9	$26.8	$32.4
Included in the balance of unrecognized tax benefits at December 31, 2015, 2016 and 2017, are $25.3 million, $26.0 million and $32.4 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate.
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. The Company had $1.8 million, $1.4 million and $1.7 million in interest related to unrecognized tax benefits accrued at December 31, 2015, 2016 and 2017, respectively, which are included in the table above. For the years ended December 31, 2015, 2016 and 2017, no significant interest or penalties were recorded in Income tax expense.
The Company is subject to U.S. federal, state and local and foreign income tax in multiple jurisdictions. The Company is also periodically subject to tax examinations in these jurisdictions. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local or foreign taxing authorities for periods prior to 2011.
The Company does not expect any significant changes to its liability for tax benefits during the next 12 months.

23.	Earnings Per Share
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2015	2016	2017
Numerator
Net income (controlling interest)	$509.5	$472.8	$689.5
Interest expense on convertible securities, net of taxes	15.3	15.5	15.5
Net income (controlling interest), as adjusted	$524.8	$488.3	$705.0
Denominator
Average shares outstanding (basic)	54.3	54.2	56.0
Effect of dilutive instruments:
Stock options and restricted stock units	0.7	0.6	0.4
Junior convertible securities	2.2	2.2	2.2
Average shares outstanding (diluted)	57.2	57.0	58.6
Average shares outstanding (diluted) in the table above exclude share awards that have not satisfied performance conditions and the anti-dilutive effect of the following shares:

	For the Years Ended December 31,
	2015	2016	2017
Stock options and restricted stock units	0.0	0.6	0.1
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intent to settle these potential purchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.

24.	Comprehensive Income
The following tables show the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2015
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(93.2)	$—	$(93.2)
Change in net realized and unrealized gain (loss) on derivative securities	2.3	(0.4)	1.9
Change in net unrealized gain (loss) on investment securities	34.8	(12.7)	22.1
Other comprehensive income (loss)	$(56.1)	$(13.1)	$(69.2)

	For the Year Ended December 31, 2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(115.3)	$—	$(115.3)
Change in net realized and unrealized gain (loss) on derivative securities	0.3	(0.2)	0.1
Change in net unrealized gain (loss) on investment securities	(58.3)	23.1	(35.2)
Other comprehensive income (loss)	$(173.3)	$22.9	$(150.4)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$128.0	$—	$128.0
Change in net realized and unrealized gain (loss) on derivative securities	(0.7)	(0.1)	(0.8)
Change in net unrealized gain (loss) on investment securities	(15.0)	7.3	(7.7)
Other comprehensive income (loss)	$112.3	$7.2	$119.5
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities (1)	Total
Balance, as of December 31, 2015	$(98.6)	$0.3	$45.0	$(53.3)
Other comprehensive gain (loss) before reclassifications	(115.3)	(1.0)	(22.5)	(138.8)
Amounts reclassified	—	1.1	(12.7)	(11.6)
Net other comprehensive gain (loss)	(115.3)	0.1	(35.2)	(150.4)
Balance, as of December 31, 2016	$(213.9)	$0.4	$9.8	$(203.7)
Other comprehensive gain (loss) before reclassifications	128.0	(1.6)	15.7	142.1
Amounts reclassified	—	0.8	(23.4)	(22.6)
Net other comprehensive gain (loss)	128.0	(0.8)	(7.7)	119.5
Balance, as of December 31, 2017	$(85.9)	$(0.4)	$2.1	$(84.2)
__________________________

(1)	See Note 2 for amounts reclassified from Other comprehensive income (loss).

25.	Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2016 and 2017:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$545.4	$554.1	$544.7	$550.3
Operating income	246.8	247.0	238.5	301.9
Income before income taxes	230.5	235.9	226.2	281.9
Net income (controlling interest)	104.0	108.3	110.2	150.2
Earnings per share (diluted)	$1.90	$1.98	$2.02	$2.67

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$544.3	$570.9	$585.7	$604.1
Operating income	262.5	275.9	289.5	280.0
Income before income taxes	253.3	266.9	282.9	264.0
Net income (controlling interest)	122.5	126.3	125.4	315.4
Earnings per share (diluted)	$2.13	$2.22	$2.22	$5.50
__________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
In the fourth quarter of 2017, the Company recorded a provisional one-time net benefit from changes in U.S tax laws (see Note 22) and an expense associated with the impairment of one of its Affiliates accounted for under the equity method (see Note 13).

26.	Segment and Geographic Information
In the first quarter of 2017, the Company’s Chief Operating Decision Maker (the “CODM”) changed the manner in which he assesses the Company’s performance. In 2016, the CODM assessed the performance of the Company in three business segments representing three distribution channels. Given an increase in the number of the Company’s Affiliates accounted for under the equity method of accounting and changes in the way investment management services are delivered, during the first quarter of 2017, the CODM began to assess the performance of the Company as a single global active asset management company. As a result, the CODM now reviews information organized around one operating segment to evaluate and manage the Company’s business operations. Therefore, in the first quarter of 2017, the Company determined that it has one reportable segment. Prior period segment disclosures have been updated accordingly. In connection with this change, the Company completed impairment assessments based on its former three distribution channels, as well as its single global active asset management reporting unit, and determined that there were no impairments under either approach.
The following table presents Revenue and Fixed assets (net) of the Company by geographic location. Revenue by geographic location is primarily based on the location of an Affiliate.

	For the Years Ended December 31,
	2015	2016	2017
Revenue
United States	$1,657.2	$1,477.5	$1,571.4
United Kingdom	645.3	566.4	587.3
Other	182.0	150.7	146.3
Total	$2,484.5	$2,194.6	$2,305.0

	December 31,
	2015	2016	2017
Fixed Assets, Net
United States	$98.6	$97.3	$97.8
United Kingdom	12.3	9.9	11.4
Other	3.2	2.9	1.8
Total	$114.1	$110.1	$111.0

27.	Subsequent Events
The Company’s Board of Directors authorized a share repurchase program in January 2018 authorizing the Company to repurchase up to 3.4 million shares of its common stock, and this authorization has no expiry. As of the January 2018 authorization, there were a total of 5.0 million shares remaining available for repurchase under the Company’s repurchase programs. As of February 21, 2018, the Company had repurchased 0.7 million shares of common stock, at an average share price of $193.18.

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2017	$22.1	$1.1	$0.9	$—	$24.1
2016	20.5	1.3	0.3	—	22.1
2015	18.4	2.1	—	—	20.5

Other Allowances(1)
Year Ending December 31,
2017	$10.3	$0.6	$—	$7.3	$3.6
2016	10.6	5.0	—	5.3	10.3
2015	12.1	0.7	—	2.2	10.6
__________________________

(1)
Other Allowances represented reserves on notes received in connection with transfers of our interests in certain Affiliates, as well as other receivable amounts, which we considered uncollectible. Deductions represent the reversal of such reserves upon collection of the amounts due.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of December 31, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for “Management’s Report on Internal Control over Financial Reporting.”
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2018 Annual Meeting of shareholders (to be filed within 120 days after December 31, 2017) (the “Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015	72

(3) Exhibits: See the Exhibit Index below and incorporated by reference herein.

Item 16.	Form 10-K Summary
None.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 333-34679), filed October 29, 1997)
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005)
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 3, 2017)
3.5	Amended and Restated By-laws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 7, 2016)
4.1	Specimen certificate for shares of common stock of the Registrant*
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.3
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.6
Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.7
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.8
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 13, 2015)

10.1†
Affiliated Managers Group, Inc. Defined Contribution Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000)

10.2†	Affiliated Managers Group, Inc. Executive Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2015)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004)
10.4†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004)
10.5†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
10.6†
Affiliated Managers Group, Inc. Amended and Restated Long-Term Stock and Investment Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.7†	Affiliated Managers Group, Inc. Executive Retention Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005)
10.8†
Affiliated Managers Group, Inc. Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009)

10.9†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed December 17, 2010)
10.10†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011)
10.11†
Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (No. 001-13459), filed February 23, 2012)

10.12†
Affiliated Managers Group, Inc. Long-Term Equity Interests Plan, LP (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (No. 001-13459), filed February 22, 2013)

10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.14†
Form of Restricted Stock Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 12, 2013)

10.15†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 24, 2017)

10.16†
Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 5, 2016)

10.17†
Form of Affiliated Managers Group, Inc. Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.18†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.19†	Service Agreement, dated as of December 6, 2016, by and between Affiliated Managers Group, Inc. and Hugh P. B. Cutler*
10.20
Credit Agreement, dated as of September 22, 2015, among Affiliated Managers Group, Inc., Bank of America, N.A., and the several banks and other financial institutions from time to time party thereto as lenders, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed September 22, 2015)

10.21
Commitments Increase and Joinder Agreement, dated as of June 3, 2016, among Affiliated Managers Group, Inc., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed June 6, 2016)

10.22
Term Credit Agreement, dated as of September 22, 2015, among Affiliated Managers Group, Inc., Bank of America, N.A., and the several banks and other financial institutions from time to time party thereto as lenders, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed September 22, 2015)

10.23
Commitment Increase Agreement, dated as of June 3, 2016, among Affiliated Managers Group, Inc., Bank of America, N.A., and certain lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed June 6, 2016)

10.24	Form of Equity Distribution Agreement, dated as of August 16, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 17, 2016)
10.25	Form of Master Confirmation Letter Agreement, dated as of August 16, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 17, 2016)
21.1	Schedule of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (ii) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (iii) the Consolidated Statement of Equity for the years ended December 31, 2017, 2016, and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (v) the Notes to the Consolidated Financial Statements.

† Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 23, 2018	By:	/s/ SEAN M. HEALEY
Sean M. Healey Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SEAN M. HEALEY	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2018
Sean M. Healey

/s/ JAY C. HORGEN	Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 23, 2018
Jay C. Horgen

/s/ SAMUEL T. BYRNE	Director	February 23, 2018
Samuel T. Byrne

/s/ DWIGHT D. CHURCHILL	Director	February 23, 2018
Dwight D. Churchill

/s/ GLENN EARLE	Director	February 23, 2018
Glenn Earle

/s/ NIALL FERGUSON	Director	February 23, 2018
Niall Ferguson

/s/ TRACY P. PALANDJIAN	Director	February 23, 2018
Tracy P. Palandjian

/s/ PATRICK T. RYAN	Director	February 23, 2018
Patrick T. Ryan

/s/ KAREN L. YERBURGH	Director	February 23, 2018
Karen L. Yerburgh

/s/ JIDE J. ZEITLIN	Director	February 23, 2018
Jide J. Zeitlin