Form 10-Q
period 2018-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2018-05-04
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
There were 54,315,146 shares of the registrant’s common stock outstanding on May 2, 2018.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2017	2018
Consolidated revenue	$544.3	$612.4

Consolidated expenses:
Compensation and related expenses	242.0	266.7
Selling, general and administrative	88.7	106.4
Intangible amortization and impairments	21.9	23.2
Interest expense	22.5	21.6
Depreciation and other amortization	5.2	5.5
Other expenses (net)	11.4	12.0
Total consolidated expenses	391.7	435.4

Equity method income (net)	85.9	96.3

Investment and other income	14.8	14.2
Income before income taxes	253.3	287.5

Income tax expense	59.7	63.5
Net income	193.6	224.0

Net income (non-controlling interests)	(71.1)	(71.0)
Net income (controlling interest)	$122.5	$153.0

Average shares outstanding (basic)	56.7	54.6
Average shares outstanding (diluted)	59.2	57.0

Earnings per share (basic)	$2.16	$2.80
Earnings per share (diluted)	$2.13	$2.77
Dividends per share	$0.20	$0.30
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2017	2018
Net income	$193.6	$224.0
Other comprehensive income (loss):
Foreign currency translation gain	12.2	29.1
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	(0.3)	0.3
Change in net unrealized gain on investment securities, net of tax	4.9	—
Other comprehensive income	16.8	29.4
Comprehensive income	210.4	253.4
Comprehensive income (non-controlling interests)	(73.7)	(79.5)
Comprehensive income (controlling interest)	$136.7	$173.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2017	March 31, 2018
Assets
Cash and cash equivalents	$439.5	$334.2
Receivables	433.8	532.2
Goodwill	2,662.5	2,667.3
Acquired client relationships (net)	1,449.7	1,443.1
Equity method investments in Affiliates (net)	3,304.7	3,177.0
Fixed assets (net)	111.0	111.3
Investments and other assets	300.9	319.1
Total assets	$8,702.1	$8,584.2
Liabilities and Equity
Payables and accrued liabilities	$807.2	$667.3
Senior debt	1,550.3	1,556.4
Convertible securities	304.4	305.1
Deferred income tax liability (net)	467.4	474.9
Other liabilities	182.4	216.3
Total liabilities	3,311.7	3,220.0
Commitments and contingencies (Note 5)
Redeemable non-controlling interests	811.9	941.6
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2017 and 2018)	0.6	0.6
Additional paid-in capital	808.6	664.2
Accumulated other comprehensive loss	(21.8)	(0.9)
Retained earnings	3,698.5	3,834.9
	4,485.9	4,498.8
Less: Treasury stock, at cost (3.4 shares in 2017 and 4.2 shares in 2018)	(663.7)	(821.8)
Total stockholders' equity	3,822.2	3,677.0
Non-controlling interests	756.3	745.6
Total equity	4,578.5	4,422.6
Total liabilities and equity	$8,702.1	$8,584.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2016	58.5	$0.6	$1,073.5	$(122.9)	$3,054.4	$(386.0)	$806.9	$4,426.5
Net income	—	—	—	—	122.5	—	71.1	193.6
Other comprehensive income	—	—	—	14.2	—	—	2.6	16.8
Share-based compensation	—	—	9.4	—	—	—	—	9.4
Common stock issued under share-based incentive plans	—	—	(63.3)	—	—	68.4	—	5.1
Share repurchases	—	—	—	—	—	(80.0)	—	(80.0)
Dividends ($0.20 per share)	—	—	—	—	(11.5)	—	—	(11.5)
Issuance costs and other	—	—	0.1	—	—	—	—	0.1
Affiliate equity activity:
Affiliate equity expense	—	—	4.0	—	—	—	12.6	16.6
Issuances	—	—	(1.2)	—	—	—	2.0	0.8
Repurchases	—	—	34.2	—	—	—	—	34.2
Changes in redemption value of Redeemable non-controlling interests	—	—	(131.5)	—	—	—	—	(131.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(25.7)	(25.7)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	6.6	6.6
Distributions to non-controlling interests	—	—	—	—	—	—	(92.0)	(92.0)
March 31, 2017	58.5	$0.6	$925.2	$(108.7)	$3,165.4	$(397.6)	$784.1	$4,369.0

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2017	58.5	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
Net income	—	—	—	—	153.0	—	71.0	224.0
Other comprehensive income	—	—	—	20.9	—	—	8.5	29.4
Share-based compensation	—	—	10.7	—	—	—	—	10.7
Common stock issued under share-based incentive plans	—	—	(2.2)	—	—	(7.3)	—	(9.5)
Share repurchases	—	—	—	—	—	(150.8)	—	(150.8)
Dividends ($0.30 per share)	—	—	—	—	(16.6)	—	—	(16.6)
Affiliate equity activity:
Affiliate equity expense	—	—	2.6	—	—	—	16.8	19.4
Issuances	—	—	(1.4)	—	—	—	8.4	7.0
Repurchases	—	—	14.4	—	—	—	—	14.4
Changes in redemption value of Redeemable non-controlling interests	—	—	(168.5)	—	—	—	—	(168.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(4.9)	(4.9)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	1.9	1.9
Distributions to non-controlling interests	—	—	—	—	—	—	(112.4)	(112.4)
March 31, 2018	58.5	$0.6	$664.2	$(0.9)	$3,834.9	$(821.8)	$745.6	$4,422.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2017	2018
Cash flow from (used in) operating activities:
Net income	$193.6	$224.0
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	21.9	23.2
Depreciation and other amortization	5.2	5.5
Deferred income tax provision	35.3	13.4
Equity method income (net)	(85.9)	(96.3)
Distributions of earnings received from equity method investments	189.9	225.7
Share-based compensation and Affiliate equity expense	26.0	30.1
Other non-cash items	(5.7)	1.2
Changes in assets and liabilities:
Purchases of securities by Affiliate sponsored consolidated products	(9.1)	(9.9)
Sales of securities by Affiliate sponsored consolidated products	7.1	12.5
Increase in receivables	(75.1)	(92.4)
Increase in other assets	(0.7)	(4.0)
Decrease in payables, accrued liabilities and other liabilities	(180.4)	(128.0)
Cash flow from operating activities	122.1	205.0
Cash flow from (used in) investing activities:
Investments in Affiliates	(4.7)	—
Purchase of fixed assets	(4.1)	(5.5)
Purchase of investment securities	(6.2)	(5.0)
Sale of investment securities	31.3	6.6
Cash flow from (used in) investing activities	16.3	(3.9)
Cash flow from (used in) financing activities:
Borrowings of senior debt	75.0	440.0
Repayments of senior debt	(160.0)	(435.0)
Repurchase of common stock	(80.0)	(173.1)
Issuance of common stock	20.3	3.0
Dividends paid on common stock	(11.3)	(16.4)
Distributions to non-controlling interests	(92.0)	(112.4)
Affiliate equity issuances and repurchases	(17.6)	(8.3)
Other financing items	(11.8)	(10.9)
Cash flow used in financing activities	(277.4)	(313.1)
Effect of foreign exchange rate changes on cash and cash equivalents	1.8	6.7
Net decrease in cash and cash equivalents	(137.2)	(105.3)
Cash and cash equivalents at beginning of period	430.8	439.5
Cash and cash equivalents at end of period	$293.6	$334.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations have been included and all intercompany balances and transactions have been eliminated. During the quarter, the Company changed its Consolidated Financial Statement presentation to present non-classified Consolidated Statements of Income and Consolidated Condensed Balance Sheets. These changes, along with other reclassifications, have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Accounting Standards and Policies
Recently Adopted Accounting Standards
During the quarter the Company adopted several new Accounting Standard Updates (“ASU”). While none of these ASUs had a significant impact on the Company’s Consolidated Financial Statements, the Company was required to update certain of its significant accounting policies. For a complete list of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (as amended), using a modified retrospective method and, as a result, updated its revenue recognition accounting policy as follows.

Revenue primarily represents asset and performance based fees earned by the Company's Affiliates for managing the assets of clients. Substantially all of the Company’s Affiliate contracts contain a single performance obligation, which is investment management services. Investment management services are performed and consumed simultaneously and, therefore, the Company recognizes asset based fees ratably over time. Broker-dealer and administrative fees for services that are provided and consumed over time, and which are related to Affiliate sponsored investment products, are also included ratably in revenue. Revenue recognized by the Company is adjusted for any expense reimbursement arrangements.

Performance based fees, including carried interests, are recognized only upon the satisfaction of performance obligations, resolution of any constraints and when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance based fees and carried interest may have a performance period that overlaps more than one reporting period. As such, any performance based fees or carried interest recognized in the current reporting period may relate to performance obligations satisfied in a previous reporting period.

Revenue from investment management, broker-dealer and administrative services is typically based on the value of client assets over time, which are typically determined using observable market data. Services may be invoiced in advance or in arrears and are payable upon receipt. Any fees collected in advance are deferred and recognized as the services are performed and consumed.

The Company and certain of its Affiliates have contractual arrangements with third parties to provide distribution-related services. Fees received and expenses incurred under these arrangements are primarily based on the value of client assets over time. Distribution-related fees are presented in revenue gross of any related expenses when the Company or its Affiliate is the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

principal in its role as primary obligor under its distribution-related services arrangements. Distribution-related expenses are presented within Selling, general and administrative expenses in the Consolidated Statements of Income.

The Company and its Affiliates may enter into contracts for which the costs to obtain or fulfill the contract are based upon a percentage of the value of a client’s future assets under management. The Company and its Affiliates record these variable costs when incurred because they are subject to market volatility and are not estimable upon inception of a contract with a client. Any expenses paid in advance are capitalized and amortized on a systematic basis consistent with the transfer of services, which is the equivalent of recognizing the costs as incurred.

Investments in Marketable Securities

On January 1, 2018, the Company also adopted ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, using a modified retrospective method and, as a result, updated its Investments in marketable securities accounting policy as follows.

Investments in marketable securities are carried at fair value and reported within Investments and other assets on the Consolidated Condensed Balance Sheets. Upon the adoption of ASU 2016-01, the Company no longer classifies these securities as either trading or available-for-sale securities. Realized and unrealized gains or losses on investments in marketable securities are reported within Investment and other income in the Consolidated Statements of Income. Realized gains and losses are recorded on the trade date on a specific identified basis.
Recent Accounting Developments
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases, which requires lessees to record right-of-use assets and lease liabilities arising from most operating leases on the statement of financial position. The standard is effective for interim and annual periods beginning after December 15, 2018 for the Company and its consolidated Affiliates and for interim and annual periods beginning after December 15, 2019 for the Company’s equity method Affiliates. The standard must be adopted using a modified retrospective method.  The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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
As of December 31, 2017 and March 31, 2018, the fair value of marketable securities was $77.8 million and $81.0 million, respectively, and marketable securities were principally investments in equity securities. Investments in marketable securities are reported within Investments and other assets. The following is a summary of the cost, gross unrealized gains and losses and fair value of investments in marketable securities:

	December 31, 2017	March 31, 2018
Cost	$67.1	$74.2
Unrealized gains	13.0	9.0
Unrealized losses	(2.3)	(2.2)
Fair value	$77.8	$81.0
In the three months ended March 31, 2017 and 2018, the Company received proceeds of $37.3 million and $13.8 million, respectively, from the sale of investments in marketable securities and recorded net gains of $6.7 million and $2.8 million, respectively.

4.	Investments in Affiliates and Affiliate Sponsored Investment Products

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards and significant terms of each of its Affiliates and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE, which for the Company are Affiliates structured as partnerships (or similar entities) where the limited partners lack substantive kick-out or substantive participation rights over the general partner. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investing decisions of the investment. When the Company lacks such control, but is deemed to have significant influence, the Company accounts for the investment under the equity method. Other investments in which the Company does not have rights to exercise significant influence are recorded at fair value, with changes in fair value reflected within Investment and other income.

The Company consolidates VIEs when it is the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company applies the equity method of accounting to VIEs where the Company is not the primary beneficiary, but has the ability to exercise significant influence over operating and financial matters of the VIE.

Investments in Affiliates

Substantially all of the Company’s Affiliates are considered VIEs and are either consolidated or accounted for under the equity method. A limited number of the Company’s Affiliates are considered VREs and most of these are accounted for under the equity method.

When an Affiliate is consolidated, the portion of the Affiliate’s management equity owners’ earnings attributable to Owners’ Allocation is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed Operating and Owners’ Allocation attributable to Affiliate management equity owners, along with their share of any tangible or intangible net assets, are presented within Non-controlling interests on the Consolidated Condensed Balance Sheets. Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests on the Consolidated Condensed Balance Sheets. The Company periodically issues, sells and repurchases the equity of its consolidated Affiliates. Because these transactions take place between entities that are under common control, any gains or losses attributable to these transactions are required to be included within Additional paid-in capital, net of any related income tax effects in the period the transactions occur.

When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Equity method income (net) in the Consolidated Statements of Income and the Company’s interest in the Affiliate is reported in Equity method investments in Affiliates (net) in the Consolidated Condensed Balance Sheets. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded within Income tax expense in the Consolidated Statements of Income.

The Company periodically evaluates its equity method investments for impairment. In such impairment evaluations, the Company assesses whether or not the fair value of the investment has declined below its carrying value for a period considered to be other-than-temporary. If the Company determines that a decline in fair value below the carrying value of the investment is other-than-temporary, then the carrying value of the investment is reduced to its fair value and the reduction is recorded in Equity method income (net).

The unconsolidated assets, net of liabilities and non-controlling interests of equity method Affiliates considered VIEs, and the Company’s maximum risk of loss, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2017		March 31, 2018
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,594.4	$2,765.7	$1,285.7	$2,640.3

Affiliate Sponsored Investment Products

The Company’s Affiliates sponsor various investment products where they also act as the investment advisor. These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its consolidated Affiliates.

Investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the management and performance fees earned by consolidated Affiliates or any gains or losses attributable to the Company or its consolidated Affiliates’ investments in these products. As a result, the Company does not generally consolidate these products unless the Company and/or the Affiliate’s interest in the product is considered substantial. When the Affiliate’s interest is considered substantial and the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments and other assets in the Consolidated Condensed Balance Sheets, with corresponding changes in the investments’ fair values reflected in Investment and other income in the Consolidated Statements of Income. Purchases and sales of securities are presented within purchases and sales by Affiliate sponsored consolidated products in the Consolidated Statements of Cash Flows. When Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated.

The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s maximum risk of loss, were as follows:

	December 31, 2017		March 31, 2018
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,154.6	$10.2	$2,291.5	$10.4

5.	Commitments and Contingencies
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of March 31, 2018, these unfunded commitments were $120.4 million and may be called in future periods.
As of March 31, 2018, the Company was contingently liable, upon the achievement by certain Affiliates of specified financial targets, to make payments through 2020 related to the Company’s investments in these Affiliates. For its consolidated Affiliates, the Company was contingently liable for up to $18.2 million, and expected to make total payments of $10.2 million ($8.2 million in 2018). The present value of the total expected payments was $9.8 million. For its equity method Affiliates, the Company was contingently liable to make payments up to $170.0 million and expected to make no payments.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Senior Debt
The Company has a senior unsecured multicurrency revolving $1.45 billion credit facility (the “revolver”) and a senior unsecured $385.0 million term loan facility (the “term loan” and, together with the revolver, the “credit facilities”).  In March 2018, the Company refinanced the term loan with the same outstanding borrowings and commercial terms, other than interest rates and the maturity date. Subject to certain conditions, the Company may further increase the commitments under the revolver by up to $350.0 million and borrow up to an additional $65.0 million under the term loan.  The revolver matures on September 30, 2020 and the term loan matures on May 31, 2021.

7.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$40.4	$40.4	$—	$—
Investments in marketable securities(1)	77.8	77.8	—	—
Foreign currency forward contracts(1)	0.2	—	0.2	—
Financial Liabilities(2)
Contingent payment arrangements	$9.4	$—	$—	$9.4
Affiliate equity obligations	49.2	—	—	49.2
Foreign currency forward contracts	0.6	—	0.6	—

		Fair Value Measurements
	March 31, 2018
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$33.3	$33.3	$—	$—
Investments in marketable securities(1)	81.0	81.0	—	—
Foreign currency forward contracts(1)	1.2	—	1.2	—
Financial Liabilities(2)
Contingent payment arrangements	$9.8	$—	$—	$9.8
Affiliate equity obligations	79.4	—	—	79.4
Foreign currency forward contracts	1.3	—	1.3	—
__________________________

(1)	Amounts are presented within Investments and other assets.

(2)	Amounts are presented within Other liabilities.
The following are descriptions of the financial assets and liabilities measured at fair value and the fair value methodologies used:
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
It is the Company’s policy to value financial assets or liabilities transferred as of the beginning of the period in which the transfer occurs. There were no significant transfers of financial assets or liabilities between level 1 and level 2 in the three months ended March 31, 2017 and 2018.
Level 3 Financial Assets and Liabilities
The following table presents the changes in level 3 liabilities:

	For the Three Months Ended March 31,
	2017		2018
	Contingent Payment Arrangements	Affiliate Equity Obligations	Contingent Payment Arrangements	Affiliate Equity Obligations
Balance, beginning of period	$8.6	$12.1	$9.4	$49.2
Net realized and unrealized losses(1)	0.3	—	0.4	—
Purchases and issuances(2)	—	99.6	—	45.6
Settlements and reductions	—	(20.2)	—	(15.4)
Balance, end of period	$8.9	$91.5	$9.8	$79.4

Net change in unrealized losses relating to instruments still held at the reporting date	$0.3	$—	$0.4	$—

___________________________

(1)	Accretion and changes in the expected value of the Company’s contingent payment arrangements and Affiliate equity obligations are recorded in Other expenses (net).

(2)	Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 financial liabilities:

	Quantitative Information About Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2017	Range at December 31, 2017	Fair Value at March 31, 2018	Range at March 31, 2018
Contingent payment arrangements	Discounted cash flow	Growth rates	$9.4	7% - 8%	$9.8	7% - 8%
		Discount rates		15% - 16%		15% - 16%
Affiliate equity obligations	Discounted cash flow	Growth rates	49.2	0% - 11%	79.4	0% - 11%
		Discount rates		12% - 16%		12% - 16%
Investments Measured at NAV as a Practical Expedient

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s Affiliates sponsor investment products in which the Company and Affiliates may make general partner and seed capital investments. The Company uses the NAV of these investments as a practical expedient for their fair value and reports these products within Investments and other assets. The following table summarizes the nature of the Company’s investments, unfunded commitments and any related liquidity restrictions or other factors that may impact the ultimate value realized:

	December 31, 2017		March 31, 2018
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$156.1	$98.8	$171.7	$120.4
Other funds(2)	8.9	—	8.2	—
Other investments(3)	$165.0	$98.8	$179.9	$120.4
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

(3)	Fair value attributable to the controlling interest was $80.1 million and $99.0 million as of December 31, 2017 and March 31, 2018, respectively.
Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of Receivables and Payables and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable, which is reported in Investments and other assets, approximates fair value because interest rates and other terms are at market rates. The carrying value of the credit facilities, which is reported in Senior debt, approximates fair value because the credit facilities have variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2017		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes(1)	$745.7	$765.2	$745.8	$753.4	Level 2
Convertible securities	309.9	549.8	310.5	534.2	Level 2
___________________________

(1)	The carrying value of the senior notes is reported in Senior debt.

8.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Total
Balance, as of December 31, 2017	$2,662.5
Foreign currency translation	4.8
Balance, as of March 31, 2018	$2,667.3

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2017	$1,295.5	$(874.5)	$421.0	$1,028.7	$1,449.7
Intangible amortization and impairments	—	(23.2)	(23.2)	—	(23.2)
Foreign currency translation	2.2	—	2.2	14.4	16.6
Balance, as of March 31, 2018	$1,297.7	$(897.7)	$400.0	$1,043.1	$1,443.1
Definite-lived acquired client relationships are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments, for these relationships of $21.9 million and $23.2 million for the three months ended March 31, 2017 and 2018, respectively. Based on relationships existing as of March 31, 2018, the Company estimates that its consolidated annual amortization expense will be approximately $90 million in each of 2018 and 2019, approximately $65 million in 2020 and approximately $40 million in each of 2021 and 2022.

9.	Equity Method Investments in Affiliates
The following table presents the change in Equity method investments in Affiliates (net):

Total
Balance, as of December 31, 2017	$3,304.7
Equity method earnings	126.3
Equity method intangible amortization	(30.0)
Distributions of earnings from equity method investments	(225.7)
Foreign currency translation	11.6
Other	(9.9)
Balance, as of March 31, 2018	$3,177.0
Definite-lived acquired relationships at the Company’s equity method Affiliates are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $21.7 million and $30.0 million for the three months ended March 31, 2017 and 2018, respectively. Based on relationships existing as of March 31, 2018, the Company estimates the annual amortization expense attributable to its equity method Affiliates will be approximately $100 million in 2018 and approximately $90 million in each of 2019, 2020, 2021 and 2022.
The Company has determined that one of its equity method Affiliates is significant under Rule 10-01(b)(1) of Regulation S-X. For the three months ended March 31, 2017 and 2018, this equity method Affiliate recognized revenue of $265.6 million and $310.7 million, respectively, and net income of $148.6 million and $169.6 million, respectively.

10.	Related Party Transactions
A prior owner of one of the Company’s Affiliates retained interests in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interests are presented in Other liabilities and were $61.2 million and $57.0 million at December 31, 2017 and March 31, 2018, respectively.
The Company and its Affiliates earn asset and performance based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. In addition, Affiliate management owners and Company officers may serve as trustees or directors of certain investment vehicles from which an Affiliate earns fees.
The Company had liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The net present value of the total amounts payable were $9.4 million and $9.8 million as of December 31, 2017 and March 31, 2018, respectively, and were included in Other liabilities.
The Company has related party transactions in association with its Affiliate equity transactions, as more fully described in Notes 12 and 13.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended March 31,
	2017	2018
Share-based compensation	$9.4	$10.7
Tax benefit	3.6	2.7
The Company had $63.5 million and $89.7 million of unrecognized share-based compensation expense as of December 31, 2017 and March 31, 2018, respectively, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding - December 31, 2017	0.6	$122.04
Options granted	0.0	203.22
Options exercised	(0.0)	98.69
Options forfeited	—	—
Unexercised options outstanding - March 31, 2018	0.6	124.49	3.8
Exercisable at March 31, 2018	0.2	120.03	2.0

For the three months ended March 31, 2017 and 2018, the Company granted stock options with fair values of $0.4 million and $0.5 million, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The fair value of options granted was estimated using the Black-Scholes option pricing model and were $46.49 and $53.81, per option, for the three months ended March 31, 2017 and 2018, respectively. The weighted average grant date assumptions used to estimate the fair value of options granted were as follows:

	For the Three Months Ended March 31,
	2017	2018
Dividend yield	0.5%	0.7%
Expected volatility	30.1%	24.6%
Risk-free interest rate	2.2%	2.6%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2017	0.4	$162.32
Units granted	0.2	203.23
Units vested	(0.0)	204.40
Units forfeited	(0.0)	173.41
Unvested units - March 31, 2018	0.6	172.59

For the three months ended March 31, 2017 and 2018, the Company granted awards with fair values of $36.4 million and $36.7 million, respectively. These awards were valued based on the closing price of the Company’s common stock on the grant date and the number of awards expected to be delivered. Awards containing vesting conditions generally require service over a period of three to four years and may also require the satisfaction of certain performance conditions.

12.	Redeemable Non-Controlling Interests
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

Redeemable Non-controlling interests
Balance, as of December 31, 2017	$811.9
Changes attributable to consolidated products	1.9
Transfers to Other liabilities	(45.6)
Transfers from Non-controlling interests	4.9
Changes in redemption value	168.5
Balance, as of March 31, 2018	$941.6

13.	Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the three months ended March 31, 2017 and 2018, distributions paid to Affiliate equity holders were $92.0 million and $112.4 million, respectively.

The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate partners, its employees and its officers. For the three months ended March 31, 2017 and 2018, the amount of cash paid for repurchases was $23.6 million and $14.5 million, respectively. For the three months ended March 31, 2017 and 2018, the total amount of cash received for issuances was $6.0 million and $6.2 million, respectively.

Sales and repurchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its Affiliate partners, its employees and its officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense in Compensation and related expenses over the requisite service period.
The following table presents Affiliate equity expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended March 31,
	2017	2018
Controlling interest	$4.0	$2.6
Non-controlling interests	12.6	16.8
Total	$16.6	$19.4
The following table presents unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2017	$33.3	5 years	$95.9	6 years
March 31, 2018	39.1	5 years	115.5	6 years
The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $12.4 million and $17.2 million at December 31, 2017 and March 31, 2018, respectively, and was included in Investments and other assets. The total payable was $49.2 million and $79.4 million as of December 31, 2017 and March 31, 2018, respectively, and was included in Other liabilities.

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

While the Company presents the current redemption value of Affiliate equity within Redeemable non-controlling interests, with changes in the current redemption value increasing or decreasing the controlling interest’s equity over time, the following table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that settled during the applicable periods:

	For the Three Months Ended March 31,
	2017	2018
Net income (controlling interest)	$122.5	$153.0
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(1.2)	(1.0)
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(52.6)	(33.1)
Net income (controlling interest) including net impact of Affiliate equity transactions	$68.7	$118.9

14.	Income Taxes
On December 22, 2017, changes in U.S. tax laws were enacted which significantly revised U.S. corporate income tax by, among other things, lowering the corporate income tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on deemed repatriated foreign earnings and profits.

In 2017, the Company recorded a provisional one-time net benefit of $194.1 million as a reasonable estimate of the impact of the changes in U.S. tax laws. During the three months ended March 31, 2018, the Company did not record any changes to its provisional amount. The impact of the changes in U.S. tax laws may be refined as further guidance, interpretations or information becomes available, upon completion by the Company of its evaluation of the impact of the changes in U.S. tax laws or upon the Company’s election of a policy with respect to the deferred tax effects of the Global Intangible Low Tax Income provisions of U.S. tax laws.
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the consolidated provision for income taxes:

	For the Three Months Ended March 31,
	2017	2018
Controlling interest:
Current tax	$22.4	$47.3
Intangible-related deferred taxes	19.8	13.2
Other deferred taxes	15.6	0.3
Total controlling interest	57.8	60.8
Non-controlling interests:
Current tax	$2.0	$2.8
Deferred taxes	(0.1)	(0.1)
Total non-controlling interests	1.9	2.7
Provision for income taxes	$59.7	$63.5
Income before income taxes (controlling interest)	$180.3	$213.8
Effective tax rate (controlling interest)(1)	32.1%	28.4%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

15.	Earnings Per Share
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

	For the Three Months Ended March 31,
	2017	2018
Numerator
Net income (controlling interest)	$122.5	$153.0
Interest expense on convertible securities, net of taxes	3.8	4.7
Net income (controlling interest), as adjusted	$126.3	$157.7
Denominator
Average shares outstanding (basic)	56.7	54.6
Effect of dilutive instruments:
Stock options and restricted stock units	0.3	0.2
Convertible securities	2.2	2.2
Average shares outstanding (diluted)	59.2	57.0
Average shares outstanding (diluted) in the table above excludes share-based awards that have not satisfied performance conditions and the anti-dilutive effect of the following share-based awards:

	For the Three Months Ended March 31,
	2017	2018
Stock options and restricted stock units	0.2	0.1

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intent to settle these potential purchases in cash, the calculation of diluted earnings per share excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
In the three months ended March 31, 2018, the Company repurchased 0.8 million shares of its common stock at an average price per share of $192.70.

16.	Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended March 31,
	2017			2018
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$12.2	$—	$12.2	$29.1	$—	$29.1
Change in net realized and unrealized gain (loss) on derivative securities	(0.3)	0.0	(0.3)	0.3	—	0.3
Change in net unrealized gain (loss) on investment securities	7.3	(2.4)	4.9	—	—	—
Other comprehensive income (loss)	$19.2	$(2.4)	$16.8	$29.4	$—	$29.4
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities(1)	Total
Balance, as of December 31, 2017	$(85.9)	$(0.4)	$2.1	$(84.2)
Other comprehensive income before reclassifications	29.1	0.0	—	29.1
Amounts reclassified	—	0.3	(2.1)	(1.8)
Net other comprehensive income (loss)	29.1	0.3	(2.1)	27.3
Balance, as of March 31, 2018	$(56.8)	$(0.1)	$—	$(56.9)
__________________________

(1)
In connection with the Company’s adoption of ASU 2016-01, the unrealized losses on investment securities, which related to the non-controlling interests, were reclassified to Non-controlling interests on the Consolidated Condensed Balance Sheets.

17.	Subsequent Events
As of May 3, 2018, the Company had repurchased 0.2 million shares of common stock, at an average share price of $162.32.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new Affiliates and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of March 31, 2018, our assets under management were $830.9 billion, in more than 550 investment products across a broad range of active return-oriented strategies.
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
The following table presents our key operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2017	2018	% Change
Assets under management(1)	$753.5	$830.9	10%
Average assets under management(1)	744.5	839.7	13%
Aggregate fees (in millions)(2)	1,364.0	1,648.7	21%
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

Assets Under Management
Through our Affiliates, we manage active return-oriented strategies, rather than passively-managed products, which typically carry lower fee rates. We continue to see demand for active return-oriented strategies, particularly in alternative and multi-asset strategies, reflecting continued investor demand for returns that are less correlated to traditional equity and fixed income markets. In addition, we see both U.S. and non-U.S. investors increasing their allocations to global equities strategies. Investor demand for passively-managed products has continued, particularly for the large cap U.S. equity portions of client portfolios, and we have experienced outflows in U.S. equity strategies consistent with this industry-wide trend. We expect client demand for alternative and multi-asset strategies to continue, and believe the best-performing active equity managers (whether global-, regional- or country-specific) will continue to have significant opportunities to grow from net client cash inflows. We believe we are well-positioned to benefit from these trends.

The following charts present information regarding the composition of our assets under management by active return-oriented strategy and client type as of March 31, 2018:
_______________

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

(2)	Global equities include emerging markets strategies, which accounted for 9% of our assets under management as of March 31, 2018.

The following table presents changes in our assets under management by active return-oriented strategy and client type for the three months ended March 31, 2018:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-asset & Other	Total
December 31, 2017	$324.0	$293.4	$116.1	$102.8	$836.3
Client cash inflows and commitments	14.6	11.4	3.0	4.5	33.5
Client cash outflows	(9.0)	(16.2)	(6.0)	(4.2)	(35.4)
Net client cash flows	5.6	(4.8)	(3.0)	0.3	(1.9)
Market changes	(2.6)	(2.0)	(0.7)	(0.7)	(6.0)
Foreign exchange(1)	1.8	1.4	—	(0.1)	3.1
Realizations and distributions (net)	(0.7)	(0.1)	—	—	(0.8)
Other	1.2	(1.0)	—	—	0.2
March 31, 2018	$329.3	$286.9	$112.4	$102.3	$830.9

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2017	$488.6	$232.7	$115.0	$836.3
Client cash inflows and commitments	11.5	17.1	4.9	33.5
Client cash outflows	(17.5)	(13.7)	(4.2)	(35.4)
Net client cash flows	(6.0)	3.4	0.7	(1.9)
Market changes	(2.7)	(2.7)	(0.6)	(6.0)
Foreign exchange(1)	1.5	1.9	(0.3)	3.1
Realizations and distributions (net)	(0.6)	(0.1)	(0.1)	(0.8)
Other	0.2	—	—	0.2
March 31, 2018	$481.0	$235.2	$114.7	$830.9
_________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of Affiliates whose functional currency is not the U.S. dollar.

In addition to assets under management, we also report average assets under management. This measure provides a more meaningful relationship to aggregate fees as it reflects both the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate’s financial and operating results in our Consolidated Financial Statements. Average assets under management were $839.7 billion for the three months ended March 31, 2018, an increase of $95.2 billion or 13% compared to the three months ended March 31, 2017.

Aggregate Fees

Aggregate fees consists of the total asset and performance based fees earned by all of our Affiliates. Asset based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance fees are based on investment performance, typically on an absolute basis or relative to a benchmark. Our ratio of asset based fees to average assets under management (“asset based fee ratio”) is calculated as asset based fees divided by average assets under management. Our asset based fee ratios may change as a result of new investments, client cash flows, market changes, foreign exchange or changes in contractual fees.

Our aggregate fees are generally determined by the level of our average assets under management, the composition of these assets across our active return-oriented strategies that realize different asset based fee ratios, and performance fees. Aggregate fees were $1,648.7 million in three months ended March 31, 2018, an increase of $284.7 million or 21% compared to the three months ended March 31, 2017. The increase in our aggregate fees was the result of an increase in performance fees of $180.5 million or 13% and an increase in asset based fees of $104.2 million or 8%. The change in asset based fees was due to a 13% increase in our average assets under management primarily in alternative and global equity strategies, partially offset by a 3% decline in our asset based fee ratio due to a change in the composition of our average assets under management and fee rate reductions at certain Affiliate products.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2017	2018	% Change
Net income (controlling interest)	$122.5	$153.0	25%
Adjusted EBITDA (controlling interest)(1)	243.8	286.5	18%
Economic net income (controlling interest)(1)	183.2	215.2	17%
__________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment arrangements. Conversely, our most directly comparable GAAP performance measure, Income before income taxes, includes the non-controlling interest’s share of financial performance.
Our economic interest in Affiliates in which we own a controlling interest is generally greater than in Affiliates in which we do not own a controlling interest. While our aggregate fees increased $284.7 million or 21% in the three months ended March 31, 2018, our Adjusted EBITDA (controlling interest) increased $42.7 million or 18%, as we experienced a greater proportion of growth in Aggregate fees at Affiliates in which we do not own a controlling interest.
While Adjusted EBITDA (controlling interest) increased $42.7 million or 18% in the three months ended March 31, 2018, our Net income (controlling interest) increased $30.5 million or 25%, primarily due to a decrease in our effective tax rate partially offset by an increase in intangible amortization. The decrease in the effective tax rate was primarily due to the changes in U.S. tax laws, partially offset by management and performance fees earned by certain equity method Affiliates in the fourth quarter of 2017 and taxed at the higher 2017 effective tax rate, but recognized in the Consolidated Financial Statements in the first quarter of 2018.
We consider Economic net income (controlling interest) to be an important measure of our financial performance, as we believe it best represents our performance after tax and before our share of non-cash expenses relating to our acquisition of interests in our Affiliates.  Our Economic net income (controlling interest) increased $32.0 million or 17% in the three months ended March 31, 2018, consistent with the increase in Adjusted EBITDA (controlling interest).
Results of Operations
The following discussion includes the financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our Consolidated revenue, Consolidated expenses, and Investment and other income and our share of our equity method Affiliates’ financial results is reported (net of intangible amortization and impairments) in Equity method income (net).
Consolidated Revenue
The following table presents our consolidated Affiliates average assets under management and Consolidated revenue:

	For the Three Months Ended March 31,
(in millions, except as noted)	2017	2018	% Change
Consolidated Affiliates average assets under management (in billions)	$386.9	$433.3	12%
Consolidated revenue	$544.3	$612.4	13%

Our Consolidated revenue increased $68.1 million or 13% in the three months ended March 31, 2018, due to a $61.3 million or 12% increase from asset based revenue, and a $6.8 million or 1% increase from performance fees. The increase in asset based revenue was primarily due to a 12% increase in consolidated Affiliate average assets under management. This increase in asset based fees was partially offset by a less than 1% decline in our asset based fee ratio due to a change in the composition of our average assets under management.

Consolidated Expenses
The following table presents Consolidated expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2017	2018
Compensation and related expenses	$242.0	$266.7	10%
Selling, general and administrative	88.7	106.4	20%
Intangible amortization and impairments	21.9	23.2	6%
Interest expense	22.5	21.6	(4)%
Depreciation and other amortization	5.2	5.5	6%
Other expenses (net)	11.4	12.0	5%
Total consolidated expenses	$391.7	$435.4	11%
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates in which we share in revenue without regard to expenses. For these Affiliates, the amount of their expenses attributable to the non-controlling interests, including compensation, is generally determined by the percentage of revenue allocated to expenses as part of the structured partnership interests in place at the respective Affiliate. Accordingly, increases in revenue generally will increase a consolidated Affiliates’ expenses attributable to the non-controlling interest and decreases in revenue will generally decrease a consolidated Affiliates’ expenses attributable to the non-controlling interest.
Compensation and related expenses increased $24.7 million or 10% in the three months ended March 31, 2018, primarily due to a $22.0 million or 9% increase from compensation expenses at Affiliates and a $2.8 million or 1% increase from compensation expenses associated with Affiliate equity transactions. These changes primarily relate to the non-controlling interests.
Selling, general and administrative expenses increased $17.7 million or 20% in the three months ended March 31, 2018, primarily due to a $12.0 million or 14% increase in Affiliate-related expenses and a $5.5 million or 6% increase in distribution-related expenses from our adoption of ASU 2014-09, which were offset by an increase in Consolidated revenue.
Intangible amortization and impairments increased $1.3 million or 6% in the three months ended March 31, 2018, due to a $2.1 million or 10% increase from a reduction in the expected period of economic benefit for certain assets, partially offset by a $0.8 million or 4% decrease from certain assets being fully amortized.
There were no significant changes in Interest expense, Depreciation and other amortization or Other expenses (net) in the three months ended March 31, 2018.
Equity Method Income (Net)
For equity method Affiliates, we use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby our share is based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses. We also use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula whereby our share is based on a percentage of the Affiliate’s revenue without regard to expenses. Our share of earnings from these Affiliates, net of amortization and impairments, is included in Equity method income (net) in our Consolidated Statements of Income.
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization, which in aggregate form Equity method income (net):

	For the Three Months Ended March 31,
(in millions, except as noted)	2017	2018	% Change
Operating Performance Measures
Equity method Affiliates average assets under management (in billions)	$357.6	$406.4	14%
Equity method revenue	$819.7	$1,036.3	26%

Financial Performance Measures
Equity method earnings	$107.6	$126.3	17%
Equity method intangible amortization	(21.7)	(30.0)	38%
Equity method income (net)	$85.9	$96.3	12%
Our equity method revenue increased $216.6 million or 26% in the three months ended March 31, 2018, due to a $173.7 million or 21% increase from performance fees and a $42.9 million or 5% increase from asset based fees. The increase in asset based fees was due to a 14% increase in equity method average assets under management. This increase in asset based fees was partially offset by a 6% decline in our asset based fee ratio due to a change in the composition of our average assets under management and fee rate reductions at certain Affiliate products.
While equity method revenue increased 26% in the three months ended March 31, 2018, equity method earnings increased $18.7 million or 17%, primarily due to a greater proportion of the growth in equity method revenue occurring at Affiliates in which we receive a lower percentage of earnings.
Equity method intangible amortization increased $8.3 million or 38% in the three months ended March 31, 2018, due to a change in the pattern of economic benefit for certain assets.
Investment and other income
The following table presents our Investment and other income:

	For the Three Months Ended March 31,
(in millions)	2017	2018	% Change
Investment and other income	$14.8	$14.2	(4)%
There were no significant changes in Investment and other income in the three months ended March 31, 2018.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended March 31,
(in millions)	2017	2018	% Change
Income tax expense	$59.7	$63.5	6%
Income tax expense increased $3.8 million or 6% in the three months ended March 31, 2018, primarily due to an increase in Income before income taxes (controlling interest), partially offset by a lower effective tax rate due to the changes in U.S. tax laws enacted at the end of 2017.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Three Months Ended March 31,
(in millions)	2017	2018	% Change
Net income	193.6	224.0	16%
Net income (non-controlling interests)	71.1	71.0	(0)%
Net income (controlling interest)	122.5	153.0	25%

Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure to which we refer as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment arrangements. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2017	2018
Net income (controlling interest)	$122.5	$153.0
Interest expense	22.5	21.6
Income taxes	57.8	60.8
Intangible amortization and impairments(1)	38.5	47.6
Other items(2)	2.5	3.5
Adjusted EBITDA (controlling interest)	$243.8	$286.5
___________________________

(1)
Our reported Intangible amortization includes amortization attributable to our non-controlling interests. For our equity method Affiliates, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (net).

The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2017	2018
Reported Intangible amortization and impairments	$21.9	$23.2
Intangible amortization (non-controlling interests)	(5.1)	(5.6)
Equity method intangible amortization	21.7	30.0
Total	$38.5	$47.6

(2)	Other items include depreciation and adjustments to contingent payment arrangements.
Economic Net Income (controlling interest) and Economic Earnings Per Share
As supplemental information, we also provide non-GAAP performance measures to which we refer to as Economic net income (controlling interest) and Economic earnings per share. We consider Economic net income (controlling interest) and Economic earnings per share to be important measures of our financial performance, as we believe they best represent performance before our share of non-cash expenses relating to our acquisition of interests in our Affiliates, and they are, therefore, employed as our principal performance measures. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These measures are provided in addition to, but not as substitutes for, Net income (controlling interest) and Earnings per share (diluted) or other GAAP performance measures.
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended March 31,
(in millions, except per share data)	2017	2018
Net income (controlling interest)	$122.5	$153.0
Intangible amortization and impairments(1)	38.5	47.6
Intangible-related deferred taxes	19.8	13.2
Other economic items(2)	2.4	1.4
Economic net income (controlling interest)	$183.2	$215.2
Average shares outstanding (diluted)	59.2	57.0
Convertible securities shares	(2.2)	(2.2)
Average shares outstanding (adjusted diluted)	57.0	54.8
Economic earnings per share	$3.21	$3.92
____________________________

(1)	See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(2)	For the three months ended March 31, 2017 and 2018, Other economic items were net of income tax expense of $0.3 million and $0.2 million, respectively.
Liquidity and Capital Resources
In the three months ended March 31, 2018, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash during the quarter were, and for the foreseeable future are expected to be, for repurchases of common stock, distributions to Affiliate equity holders, the payment of cash dividends on our common stock and general working capital purposes. We also expect that principal uses of cash will be for repayments of senior debt and investments in new and existing Affiliates. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from our equity distribution program, will be sufficient to support our cash flow needs for the foreseeable future.

Cash and cash equivalents at December 31, 2017 and March 31, 2018 were $439.5 million and $334.2 million, respectively. The following table summarizes our operating, investing and financing cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2017	2018
Operating cash flow	$122.1	$205.0
Investing cash flow	16.3	(3.9)
Financing cash flow	(277.4)	(313.1)
Operating Cash Flow
In the three months ended March 31, 2018, operating cash flows increased $82.9 million, of which approximately 50% of the total change was attributable to the controlling interest, primarily from cash distributions of our share of equity method earnings.
Investing Cash Flow
In the three months ended March 31, 2018, investing cash flows decreased $20.2 million, primarily due to a decrease in the sale of investment securities, which was attributable to the controlling interest.
Financing Cash Flow
In the three months ended March 31, 2018, financing cash flows decreased $35.7 million primarily due to an increase in net repurchases of common stock of $75.8 million and distributions to non-controlling interests of $20.4 million, partially offset by a change in senior debt activity from net repayments of $85.0 million in 2017 to net borrowings of $5.0 million in 2018, all of which were attributable to the controlling interest.
Senior Debt and Convertible Securities
The following table presents the carrying value of our outstanding indebtedness:

(in millions)	December 31, 2017	March 31, 2018
Senior bank debt	$810.0	$815.0
Senior notes	745.7	745.8
Senior debt	$1,555.7	$1,560.8

Convertible securities	$309.9	$310.5
Senior Bank Debt
We have a senior unsecured multicurrency revolving $1.45 billion credit facility (the “revolver”) and a senior unsecured $385.0 million term loan facility (the “term loan” and, together with the revolver, the “credit facilities”).  In March 2018, we refinanced the term loan loan with the same outstanding borrowings and commercial terms, other than interest rates and the maturity date. Subject to certain conditions, we may further increase the commitments under the revolver by up to $350.0 million and borrow up to an additional $65.0 million under the term loan.  The revolver matures on September 30, 2020 and the term loan matures on May 31, 2021.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. As of March 31, 2018, we were in compliance with all terms of our credit facilities and had approximately $1 billion of remaining capacity under our revolver, all of which we could borrow and remain in compliance with our credit facilities.
Our ability to draw funding from the debt and capital markets globally is a significant source of liquidity for us, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms. We are currently rated A3 by Moody’s Investors Service and A- by S&P Global Ratings.

Equity Distribution Program

We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of March 31, 2018, no sales have occurred under the equity distribution program.
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
As of March 31, 2018, our current redemption value of $941.6 million for these interests has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $14.5 million for repurchases and collected $6.2 million for issuances of Affiliate equity during the three months ended March 31, 2018, and expect to repurchase approximately $125.0 million in 2018. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
We have committed to co-invest in certain Affiliate sponsored investment products. As of March 31, 2018, these unfunded commitments were $120.4 million and may be called in future periods.
As of March 31, 2018, we were contingently liable, upon achievement by certain Affiliates of specified financial targets, to make payments through 2020 related to our investments in these Affiliates. For our consolidated Affiliates, we were contingently liable for up to $18.2 million in payments, and expected to make total payments of $10.2 million ($8.2 million in 2018). The present value of the total expected payments was $9.8 million. For our equity method Affiliates, we were contingently liable to make payments up to $170.0 million and expected to make no payments.
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
Share Repurchases
During the three months ended March 31, 2018, we repurchased 0.8 million shares at an average price per share of $192.70. As of March 31, 2018, we had 4.2 million shares remaining under our authorized share repurchase programs, which have no expiry.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2018. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Contractual Obligations(1)
Senior bank debt	$815.0	$—	$430.0	$385.0	$—
Senior notes	943.9	14.6	58.5	58.5	812.3
Convertible securities	869.0	16.6	44.4	44.4	763.6
Leases(2)	254.7	27.7	72.0	61.4	93.6
Affiliate equity	79.4	79.4	—	—	—
Transition tax on foreign earnings	22.8	2.8	3.5	3.5	13.0
Total contractual obligations	$2,984.8	$141.1	$608.4	$552.8	$1,682.5
Contingent Obligations
Contingent payment arrangements(3)	$10.2	$8.2	$2.0	$—	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $120.4 million and $31.9 million, respectively, as we cannot predict when such obligations will be paid.

(2)	The controlling interest portion is $9.2 million through 2018, $22.0 million in 2019-2020, $18.0 million in 2021-2022 and $21.1 million thereafter.

(3)
The contingent payment arrangements disclosed in the table represent the expected settlement amounts. The maximum settlement amount through 2018 is $176.2 million, $12.0 million in 2019-2020 and none thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2018. Please refer to the below as well as the additional disclosures in Item 7A of our 2017 Annual Report on Form 10-K.
Foreign Currency Exchange Risk
To illustrate the effect of possible changes in currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of approximately $13 million and $2 million, respectively, as of March 31, 2018, and annual changes to Income before income taxes (controlling interest) of $1.2 million and $0.3 million, respectively.

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
PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1-31, 2018	150,000	$203.84	150,000	$203.84	4,850,000
February 1-28, 2018	627,984	190.10	627,984	190.10	4,222,016
March 1-31, 2018	4,322	183.93	4,322	183.93	4,217,694
Total	782,306	192.70	782,306	192.70
____________________________

(1)	Includes shares surrendered, if any, to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions.

(2)
Our Board of Directors authorized share repurchase programs in January 2018 and January 2017, authorizing us to repurchase up to 3.4 million and 1.9 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivatives and accelerated share repurchase programs. During the three months ended March 31, 2018, we repurchased 0.8 million shares at an average price per share of $192.70. As of March 31, 2018, we had 4.2 million shares remaining under our authorized share repurchase programs.

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three-month periods ended March 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three-month period ended March 31, 2018 and 2017, (iii) the Consolidated Condensed Balance Sheets at March 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Equity for the three-month periods ended March 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 4, 2018	/s/ JAY C. HORGEN
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

EXHIBIT INDEX
SIGNATURES