Form 10-Q
period 2018-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2018-11-01
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

QuickLinks -- Click here to rapidly navigate through this document

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 52,672,885 shares of the registrant’s common stock outstanding on October 30, 2018.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Consolidated revenue	$585.7	$601.3	$1,700.9	$1,813.9

Consolidated expenses:
Compensation and related expenses	238.7	253.6	722.9	761.3
Selling, general and administrative	91.9	102.8	269.7	314.4
Intangible amortization and impairments	21.2	30.1	65.1	76.5
Interest expense	22.1	19.6	67.6	62.6
Depreciation and other amortization	4.8	5.3	14.9	16.5
Other expenses (net)	10.9	10.2	35.9	33.4
Total consolidated expenses	389.6	421.6	1,176.1	1,264.7

Equity method income (net)	70.7	59.7	231.6	191.3

Investment and other income	16.1	11.0	46.7	36.7
Income before income taxes	282.9	250.4	803.1	777.2

Income tax expense	66.1	48.5	188.2	146.1
Net income	216.8	201.9	614.9	631.1

Net income (non-controlling interests)	(91.4)	(77.0)	(240.7)	(236.2)
Net income (controlling interest)	$125.4	$124.9	$374.2	$394.9

Average shares outstanding (basic)	55.8	53.1	56.3	53.9
Average shares outstanding (diluted)	58.3	55.4	58.8	56.3

Earnings per share (basic)	$2.25	$2.35	$6.65	$7.32
Earnings per share (diluted)	$2.22	$2.34	$6.57	$7.27
Dividends per share	$0.20	$0.30	$0.60	$0.90
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Net income	$216.8	$201.9	$614.9	$631.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	53.0	(56.4)	92.1	(47.5)
Change in net realized and unrealized gain (loss) on derivative securities, net of tax	0.1	(0.0)	(0.8)	0.3
Change in net unrealized gain (loss) on investment securities, net of tax	(4.3)	—	(3.4)	—
Other comprehensive income (loss)	48.8	(56.4)	87.9	(47.2)
Comprehensive income	265.6	145.5	702.8	583.9
Comprehensive income (non-controlling interests)	(96.9)	(74.1)	(256.8)	(227.4)
Comprehensive income (controlling interest)	$168.7	$71.4	$446.0	$356.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2017	September 30, 2018
Assets
Cash and cash equivalents	$439.5	$448.1
Receivables	433.8	524.5
Investments in marketable securities	77.8	144.1
Goodwill	2,662.5	2,648.4
Acquired client relationships (net)	1,449.7	1,357.4
Equity method investments in Affiliates (net)	3,304.7	3,055.3
Fixed assets (net)	111.0	104.8
Other investments and assets	223.1	256.2
Total assets	$8,702.1	$8,538.8
Liabilities and Equity
Payables and accrued liabilities	$807.2	$761.6
Senior debt	1,550.3	1,534.8
Convertible securities	304.4	306.6
Deferred income tax liability (net)	467.4	479.2
Other liabilities	182.4	166.5
Total liabilities	3,311.7	3,248.7
Commitments and contingencies (Note 5)
Redeemable non-controlling interests	811.9	968.9
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2017 and 2018)	0.6	0.6
Additional paid-in capital	808.6	707.9
Accumulated other comprehensive loss	(21.8)	(60.1)
Retained earnings	3,698.5	4,044.1
	4,485.9	4,692.5
Less: Treasury stock, at cost (3.4 shares in 2017 and 5.8 shares in 2018)	(663.7)	(1,074.3)
Total stockholders' equity	3,822.2	3,618.2
Non-controlling interests	756.3	703.0
Total equity	4,578.5	4,321.2
Total liabilities and equity	$8,702.1	$8,538.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2016	58.5	$0.6	$1,073.5	$(122.9)	$3,054.4	$(386.0)	$806.9	$4,426.5
Net income	—	—	—	—	374.2	—	240.7	614.9
Other comprehensive income	—	—	—	71.8	—	—	16.1	87.9
Share-based compensation	—	—	30.0	—	—	—	—	30.0
Common stock issued under share-based incentive plans	—	—	(81.8)	—	—	96.3	—	14.5
Share repurchases	—	—	—	—	—	(276.4)	—	(276.4)
Dividends ($0.60 per share)	—	—	—	—	(34.2)	—	—	(34.2)
Issuance costs and other	—	—	0.6	—	—	—	—	0.6
Affiliate equity activity:
Affiliate equity expense	—	—	9.4	—	—	—	29.2	38.6
Issuances	—	—	(0.2)	—	—	—	3.0	2.8
Repurchases	—	—	34.6	—	—	—	—	34.6
Changes in redemption value of Redeemable non-controlling interests	—	—	(216.4)	—	—	—	—	(216.4)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(56.8)	(56.8)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	4.5	4.5
Distributions to non-controlling interests	—	—	—	—	—	—	(266.8)	(266.8)
September 30, 2017	58.5	$0.6	$849.7	$(51.1)	$3,394.4	$(566.1)	$776.8	$4,404.3

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2017	58.5	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
Net income	—	—	—	—	394.9	—	236.2	631.1
Other comprehensive loss	—	—	—	(38.3)	—	—	(8.9)	(47.2)
Share-based compensation	—	—	33.5	—	—	—	—	33.5
Common stock issued under share-based incentive plans	—	—	(8.9)	—	—	3.4	—	(5.5)
Share repurchases	—	—	—	—	—	(414.0)	—	(414.0)
Dividends ($0.90 per share)	—	—	—	—	(49.3)	—	—	(49.3)
Affiliate equity activity:
Affiliate equity expense	—	—	10.9	—	—	—	32.8	43.7
Issuances	—	—	(5.4)	—	—	—	12.6	7.2
Repurchases	—	—	17.3	—	—	—	(6.1)	11.2
Changes in redemption value of Redeemable non-controlling interests	—	—	(148.1)	—	—	—	—	(148.1)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(30.0)	(30.0)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	3.7	3.7
Distributions to non-controlling interests	—	—		—	—	—	(293.6)	(293.6)
September 30, 2018	58.5	$0.6	$707.9	$(60.1)	$4,044.1	$(1,074.3)	$703.0	$4,321.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2018
Cash flow from (used in) operating activities:
Net income	$614.9	$631.1
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	65.1	76.5
Depreciation and other amortization	14.9	16.5
Deferred income tax provision	80.3	31.1
Equity method income (net)	(231.6)	(191.3)
Distributions of earnings received from equity method investments	368.0	410.3
Share-based compensation and Affiliate equity expense	68.6	77.2
Other non-cash items	(27.4)	(15.9)
Changes in assets and liabilities:
Purchases of securities by Affiliate sponsored consolidated products	(24.1)	(70.4)
Sales of securities by Affiliate sponsored consolidated products	23.2	29.6
Increase in receivables	(131.7)	(81.6)
Increase in other assets	(3.6)	(10.2)
Increase in payables, accrued liabilities and other liabilities	(16.1)	(26.7)
Cash flow from operating activities	800.5	876.2
Cash flow from (used in) investing activities:
Investments in Affiliates	(30.3)	(7.3)
Purchase of fixed assets	(13.9)	(13.5)
Purchase of investment securities	(22.2)	(26.8)
Sale of investment securities	71.3	26.7
Cash flow from (used in) investing activities	4.9	(20.9)
Cash flow from (used in) financing activities:
Borrowings of senior debt	445.0	590.0
Repayments of senior debt	(645.0)	(601.5)
Repurchase of common stock	(276.4)	(427.1)
Issuance of common stock	33.7	9.1
Dividends paid on common stock	(33.8)	(48.6)
Distributions to non-controlling interests	(266.8)	(293.6)
Affiliate equity issuances and repurchases	(112.5)	(98.0)
Other financing items	(15.7)	28.0
Cash flow used in financing activities	(871.5)	(841.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10.0	(5.0)
Net increase (decrease) in cash and cash equivalents	(56.1)	8.6
Cash and cash equivalents at beginning of period	430.8	439.5
Cash and cash equivalents at end of period	$374.7	$448.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated. In the first quarter of 2018, the Company changed its Consolidated Financial Statement presentation to present non-classified Consolidated Statements of Income and Consolidated Condensed Balance Sheets. These changes, along with other reclassifications, have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
Recently Adopted Accounting Standards
The Company adopted several new Accounting Standard Updates (“ASUs”) in the nine months ended September 30, 2018. While none of these ASUs had a significant impact on the Company’s Consolidated Financial Statements, the Company was required to update certain of its significant accounting policies. For a complete list of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (as amended), using a modified retrospective method and, as a result, updated its revenue recognition accounting policy as follows.

Revenue primarily represents asset and performance based fees earned by the Company and its Affiliates for managing the assets of clients. Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services. Investment management services are performed and consumed simultaneously and, therefore, the Company recognizes asset based fees ratably over time. Broker-dealer and administrative fees for services that are provided and consumed over time, and which are related to Affiliate sponsored investment products, are also included ratably in revenue. Revenue recognized by the Company is adjusted for any expense reimbursement arrangements.

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

Revenue from investment management, broker-dealer and administrative services is typically based on the value of client assets over time, which is typically determined using observable market data. Services may be invoiced in advance or in arrears and are payable upon receipt.  Any fees collected in advance are deferred and recognized as the services are performed and consumed.

The Company and its Affiliates have contractual arrangements with third parties to provide distribution-related services. Fees received and expenses incurred under these arrangements are primarily based on the value of client assets over time.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Distribution-related fees are presented in revenue gross of any related expenses when the Company and its Affiliates are the principal in its role as primary obligor under their distribution-related services arrangements. Distribution-related expenses are presented within Selling, general and administrative expenses in the Consolidated Statements of Income.

The Company and its Affiliates may enter into contracts for which the costs to obtain or fulfill the contract are based upon a percentage of the value of a client’s future assets under management. The Company records these variable costs when incurred because they are subject to market volatility and are not estimable upon the inception of a contract with a client. Any expenses paid in advance are capitalized and amortized on a systematic basis, consistent with the transfer of services, which is the equivalent of recognizing the costs as incurred.

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

Derivative Financial Instruments

On July 1, 2018, the Company early adopted ASU 2017-12, Derivatives and Hedging, using a modified retrospective method and, as a result, updated its derivative financial instruments accounting policy as follows.

The Company and its Affiliates may utilize derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates and markets. The Company records derivatives in the Consolidated Condensed Balance Sheets at fair value. If the Company’s or its Affiliates’ derivative financial instruments do not qualify as cash flow, net investment or fair value hedges, changes in the fair value of the derivatives are recognized as a gain or loss in Investment and other income in the Consolidated Statements of Income.

If the Company’s or its Affiliates’ derivative financial instruments qualify as cash flow or net investment hedges, the effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss) as a separate component of stockholders’ equity and reclassified to earnings with the hedged item. For cash flow hedges, hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item. For net investment hedges, hedge effectiveness is measured using the spot rate method. For fair value hedges, the entire change in the fair value of the hedging instrument is presented in earnings with the hedged item, unless the changes in fair value are not equal, which would result in hedge ineffectiveness. The Company assesses hedge ineffectiveness on a quarterly basis.

Changes in fair value of a hedging instrument that are excluded from the assessment of hedge effectiveness, also known as excluded components, are amortized over the period of the designated hedge.

Goodwill

On July 1, 2018, the Company also early adopted ASU 2017-04, Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, and, as a result, updated its goodwill accounting policy as follows.

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized. The Company performs a qualitative impairment test at least annually to determine if the carrying value of the reporting unit is in excess of its fair value. If a potential impairment is more likely than not, then the Company will perform a single step quantitative test with any excess of carrying value over fair value recorded as an impairment charge in Intangible amortization and impairments in the Consolidated Statements of Income.

Fair Value Measurements

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-13, Fair Value Measurements: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date. On September 1, 2018, the Company early adopted the eliminated and modified disclosures of ASU 2018-13 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.
Recent Accounting Developments
In February 2016, the FASB issued ASU 2016-02, Leases, and subsequently issued several related amendments. The standard requires lessees to record right-of-use assets and lease liabilities arising from most operating leases on their statement of financial position. The standard is effective for interim and annual periods beginning after December 15, 2018 for the Company and its consolidated Affiliates, and for interim and annual periods beginning after December 15, 2019 for the Company’s equity method Affiliates. The Company plans to adopt the standard using a modified retrospective method.  The Company anticipates an increase in assets and liabilities on its Consolidated Condensed Balance Sheets for all lease obligations that are currently classified as operating leases, which consist primarily of real estate leases for office space, as well as additional disclosure related to its lease obligations.  The Company does not expect the adoption to significantly impacted its Consolidated Statements of Income. The Company is finalizing its lease population and evaluating the discount rates used in determining the net present value of each of its lease liabilities to determine the impact of this standard on its Consolidated Condensed Balance Sheets.

3.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2017 and September 30, 2018 were $77.8 million and $144.1 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of Investments in marketable securities:

	December 31, 2017	September 30, 2018
Cost	$67.1	$128.3
Unrealized gains	13.0	15.8
Unrealized losses	(2.3)	(0.0)
Fair value	$77.8	$144.1
In the three and nine months ended September 30, 2017, the Company received proceeds of $23.6 million and $81.9 million, respectively, from the sale of investments in marketable securities, and recorded net gains of $9.1 million and $24.2 million, respectively. In the three and nine months ended September 30, 2018, the Company received proceeds of $16.6 million and $42.6 million, respectively, from the sale of investments in marketable securities, and recorded net losses of $0.0 million and net gains of $4.0 million, respectively.

4.	Investments in Affiliates and Affiliate Sponsored Investment Products
In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards and significant terms of each of its Affiliates and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE, which, for the Company, are Affiliate investments structured as partnerships (or similar entities) where the limited partners lack substantive kick-out or substantive participation rights over the general partner. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investment decisions of the entity. When the Company lacks such control, but is deemed to have significant influence, the Company accounts for the entity

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

under the equity method. Other investments in which the Company does not have rights to exercise significant influence are recorded at fair value, with changes in fair value reflected within Investment and other income.

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

When an Affiliate is consolidated, the portion of the Affiliate’s management equity owners’ earnings attributable to Owners’ Allocation is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed Operating and Owners’ Allocation attributable to Affiliate management equity owners, along with their share of any tangible or intangible net assets, are presented within Non-controlling interests on the Consolidated Condensed Balance Sheets. Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests on the Consolidated Condensed Balance Sheets. The Company periodically issues, sells and repurchases the equity of its consolidated Affiliates. Because these transactions take place between entities that are under common control, any gains or losses attributable to these transactions are required to be included within Additional paid-in capital in the Consolidated Condensed Balance Sheets, net of any related income tax effects, in the period the transactions occur.

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

The unconsolidated assets, net of liabilities and non-controlling interests of equity method Affiliates considered VIEs, and the Company’s maximum risk of loss, were as follows:

	December 31, 2017		September 30, 2018
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,594.4	$2,765.7	$1,169.8	$2,530.8

The carrying value and maximum exposure to loss of equity method Affiliates considered VREs were $539.0 million and $524.5 million as of December 31, 2017 and September 30, 2018, respectively.

Affiliate Sponsored Investment Products

The Company’s Affiliates sponsor various investment products where they also act as the investment advisor. These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its Affiliates.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the management and performance fees earned by the Company’s consolidated Affiliates or any gains or losses attributable to the Company’s or its consolidated Affiliates’ investments in these products. As a result, the Company does not generally consolidate these products unless the Company’s or its Affiliate’s interest in the product is considered substantial. When the Company’s or its Affiliate’s interest is considered substantial and the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities, with corresponding changes in the investments’ fair values reflected in Investment and other income. Purchases and sales of securities are presented within purchases and sales by Affiliate sponsored consolidated products in the Consolidated Statements of Cash Flows. When the Company or its Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.

The Company’s carrying value, and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliate’s interest in the unconsolidated net assets of the respective products. The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum risk of loss, were as follows:

	December 31, 2017		September 30, 2018
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,154.6	$10.2	$2,227.3	$1.0

5.	Commitments and Contingencies
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of September 30, 2018, these unfunded commitments were $130.4 million and may be called in future periods.
As of September 30, 2018, the Company was contingently liable, upon the achievement by certain Affiliates of specified financial targets, to make payments through 2020 related to the Company’s investments in these Affiliates. For its consolidated Affiliates, the Company was contingently liable for up to $12.7 million, and expected to make total payments of $4.5 million (of which $2.5 million are expected to be made in 2018). The present value of the total expected payments was $4.3 million. For its equity method Affiliates, the Company was contingently liable to make payments up to $150.0 million and expected to make no payments.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 15. In addition, in connection with an investment in an equity method Affiliate, the Company entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to sell a portion of its ownership interest in the Affiliate to the Company annually beginning in the fourth quarter of 2018. The purchase price of these conditional purchases will be at fair market value on the date of the transaction.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.

6.	Senior Debt
The Company has a $1.45 billion senior unsecured multicurrency revolving credit facility (the “revolver”). Subject to certain conditions, the Company may further increase the commitments under the revolver by up to $350.0 million. As of September 30, 2018, outstanding borrowings under the revolver were $415.0 million.

The Company also has a senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). During the nine months ended September 30, 2018, the Company amended and refinanced the term loan to adjust

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the interest rates and maturity date, and to convert its denomination to pound sterling. The commercial terms of the loan otherwise remained the same. As discussed further in Note 8, the Company designated the term loan as a net investment hedge. As of September 30, 2018, the term loan totaled £290.0 million, and, subject to certain conditions, could be increased by an additional £50.0 million.

The revolver matures on September 30, 2020 and the term loan matures on May 31, 2021.

In October 2018, the Company further amended the term loan to convert its denomination from pound sterling to U.S. dollars, which is further described in Note 19.

7.	Convertible Securities
As of September 30, 2018, the Company had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”). Effective August 10, 2018 and in accordance with the convertible securities indenture, the Company adjusted the conversion rate of the junior convertible securities from 0.2500 shares of common stock to 0.2525 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $198.02 per share of common stock. The adjustment was the result of the Company’s cumulative declared dividends on its common stock since the initiation of its dividend through August 2018.
8. Derivative Financial Instruments
The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates and markets.

On August 28, 2018, the Company entered into a pound sterling-denominated forward foreign currency contract (the “forward contract”) with a large financial institution (the “counterparty”) to deliver £285.8 million for $400.0 million in 2024. Concurrent with entering into the forward contract, the Company entered into a collar contract (the “collar contract”) with the same counterparty, for the same notional amounts and expiration date as the forward contract, through the sale of a put option with a lower strike price of 1.288 U.S. dollars per one pound sterling and the purchase of a call option with an upper strike price of 1.535 U.S. dollars per one pound sterling.

The forward contract and the collar contract were designated as net investment hedges against fluctuations in exchange rates on certain of the Company’s investments in Affiliates with the pound sterling as their functional currency.

The forward contract’s excluded component is recognized in earnings on a straight-line basis over the respective period of the forward contract as a reduction to Interest expense in the Consolidated Statements of Income. All other changes in the fair values of the forward contract and the collar contract are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. The Company assesses hedge ineffectiveness on a quarterly basis. Any hedge ineffectiveness is recorded in Investment and other income in the Consolidated Statements of Income.  For the three and nine months ended September 30, 2018, there was no ineffectiveness recorded.

The Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, none of which were significant.

The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis. As of December 31, 2017, the Company and its Affiliates did not have any significant derivative financial instruments.

	September 30, 2018
	Assets(1)	Liabilities(2)
Forward contracts	$1.0	$6.4
Put option	—	21.6
Call option	—	(23.5)
Total	$1.0	$4.5

(1)	Amounts are presented in Other investments and assets in the Consolidated Condensed Balance Sheets.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(2)	Amounts are presented in Other liabilities in the Consolidated Condensed Balance Sheets.
The following table summarizes the effect of the derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income. In the three and nine months ended September 30, 2017, the Company and its Affiliates did not have any significant derivative financial instruments.

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Recognized in Earnings from Excluded Components(1)
Forward contracts	$(5.9)	$0.5	$(5.6)	$0.5
Put option	1.6	—	1.6	—
Call option	0.3	—	0.3	—
Total	$(4.0)	$0.5	$(3.7)	$0.5

(1)	The excluded components are recorded as a reduction in Interest expense.
In the three and nine months ended September 30, 2018, the Company and its Affiliates did not have any significant gains (losses) reclassified from Accumulated other comprehensive income into earnings.

The terms of the Company’s forward contract and collar contract require the Company and the counterparty to post cash collateral in certain circumstances throughout the duration of the contracts. As of September 30, 2018, the Company held $3.1 million of cash collateral from the counterpary.

The counterparty to the Company’s derivative contracts is a large financial institution. The derivative contracts are governed by an International Swaps and Derivative Association (“ISDA”) Master Agreement with the counterparty, which provides for settlement netting and close-out netting between the Company and the counterparty, which are legally enforceable rights to setoff. The Company also actively monitors its counterparty credit risk related to derivative financial instruments. The Company’s derivative contracts include provisions to protect against counterparty rating downgrades, which in certain cases may result in the counterparty posting additional collateral to the Company, or give rise to a termination right. The Company considers set-off rights and counterparty credit risk in the valuation of its positions, and recognizes a credit valuation adjustment as appropriate.

In October 2018, the Company entered into an additional pound sterling-denominated forward foreign currency contract and an additional collar contract, which are further described in Note 19.

9.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$40.4	$40.4	$—	$—
Investments in marketable securities	77.8	77.8	—	—
Derivative financial instruments(1)	0.2	—	0.2	—
Financial Liabilities(2)
Contingent payment arrangements	$9.4	$—	$—	$9.4
Affiliate equity repurchase obligations	49.2	—	—	49.2
Derivative financial instruments	0.6	—	0.6	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	September 30, 2018
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash equivalents	$48.1	$48.1	$—	$—
Investments in marketable securities	144.1	144.1	—	—
Derivative financial instruments(1)	1.0	—	1.0	—
Financial Liabilities(2)
Contingent payment arrangements	$4.3	$—	$—	$4.3
Affiliate equity repurchase obligations	28.7	—	—	28.7
Derivative financial instruments	4.5	—	4.5	—
__________________________

(1)	Amounts are presented within Other investments and assets.

(2)	Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 liabilities:

	For the Three Months Ended September 30,
	2017		2018
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$7.8	$70.7	$4.2	$36.9
Net realized and unrealized (gains) losses(1)	0.3	(0.2)	0.1	—
Purchases and issuances(2)	—	11.1	—	40.1
Settlements and reductions	—	(35.9)	—	(48.3)
Balance, end of period	$8.1	$45.7	$4.3	$28.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$0.3	$—	$0.1	$—

	For the Nine Months Ended September 30,
	2017		2018
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$8.6	$12.1	$9.4	$49.2
Net realized and unrealized (gains) losses(1)	2.3	(0.2)	(0.3)	—
Purchases and issuances(2)	—	161.5	—	86.0
Settlements and reductions	(2.8)	(127.7)	(4.8)	(106.5)
Balance, end of period	$8.1	$45.7	$4.3	$28.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$2.3	$—	$0.4	$—
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)
Accretion and changes in the expected value of the Company’s contingent payment arrangements and Affiliate equity repurchase obligations are recorded in Other expenses (net) in the Consolidated Statements of Income.

(2)	Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2017	Range at December 31, 2017	Fair Value at September 30, 2018	Range at September 30, 2018
Contingent payment arrangements	Discounted cash flow	Growth rates	$9.4	7% - 8%	$4.3	7%
		Discount rates		15% - 16%		15%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	49.2	0% - 11%	28.7	4% - 9%
		Discount rates		12% - 16%		14% - 16%
Contingent payment arrangements represent the present value of the expected future settlement of contingent payment arrangements related to the Company’s investments in consolidated Affiliates. As of September 30, 2018, there were no changes to growth rates or discount rates that had a significant impact to contingent payment arrangements.
Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of September 30, 2018, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor investment products in which the Company and its Affiliates may make general partner and seed capital investments. The Company uses the net asset value (“NAV”) of these investments as a practical expedient for their fair value and reports these products within Other investments and assets. The following table summarizes the nature of the Company’s investments, unfunded commitments and any related liquidity restrictions or other factors that may impact the ultimate value realized:

	December 31, 2017		September 30, 2018
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$156.1	$98.8	$185.4	$130.4
Other funds(2)	8.9	—	7.4	—
Other investments(3)	$165.0	$98.8	$192.8	$130.4
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

(3)	Fair value attributable to the controlling interest was $80.1 million and $115.0 million as of December 31, 2017 and September 30, 2018, respectively.
Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of Receivables and Payables and accrued liabilities, which is reported in the Consolidated Condensed Balance Sheets, approximates fair value because of the short-term nature of these instruments. The carrying value of notes

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

receivable, which is reported in Other investments and assets, approximates fair value because interest rates and other terms are at market rates. The carrying value of the credit facilities, which is reported in Senior debt in the Consolidated Condensed Balance Sheets, approximates fair value because the credit facilities have variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2017		September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes(1)	$745.7	$765.2	$746.1	$743.8	Level 2
Convertible securities	309.9	549.8	311.8	498.7	Level 2
___________________________

(1)	The carrying value of the senior notes is reported in Senior debt.

10.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net) in the Consolidated Condensed Balance Sheets:

Goodwill
Balance, as of December 31, 2017	$2,662.5
Foreign currency translation	(14.1)
Balance, as of September 30, 2018	$2,648.4
As of September 30, 2018, the Company completed its impairment assessment on its goodwill and no impairment was indicated.

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2017	$1,295.5	$(874.5)	$421.0	$1,028.7	$1,449.7
Intangible amortization and impairments	—	(76.5)	(76.5)	—	(76.5)
Foreign currency translation	(1.9)	—	(1.9)	(13.9)	(15.8)
Balance, as of September 30, 2018	$1,293.6	$(951.0)	$342.6	$1,014.8	$1,357.4
Definite-lived acquired client relationships are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $21.2 million and $65.1 million for the three and nine months ended September 30, 2017, respectively, and $30.1 million and $76.5 million for the three and nine months ended September 30, 2018, respectively. Based on relationships existing as of September 30, 2018, the Company estimates that its consolidated annual amortization expense will be approximately $100 million in 2018, approximately $90 million in 2019, approximately $60 million in 2020 and approximately $35 million in each of 2021 and 2022.

11.	Equity Method Investments in Affiliates
The following table presents the change in Equity method investments in Affiliates (net):

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2017	$3,304.7
Equity method earnings	300.3
Equity method intangible amortization and impairments	(109.0)
Distributions of earnings from equity method investments	(410.3)
Foreign currency translation	(21.3)
Other	(9.1)
Balance, as of September 30, 2018	$3,055.3
Definite-lived acquired relationships at the Company’s equity method Affiliates are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $25.9 million and $71.7 million for the three and nine months ended September 30, 2017, respectively, and $22.2 million and $109.0 million for the three and nine months ended September 30, 2018, respectively. Based on relationships existing as of September 30, 2018, the Company estimates the annual amortization expense attributable to its equity method Affiliates will be approximately $100 million in 2018 and approximately $90 million in each of 2019, 2020, 2021 and 2022.
In the second quarter of 2018, the Company recognized a $33.3 million expense ($25.0 million net of tax), which together with an expense recorded in the fourth quarter of 2017, reduced the carrying value of the Company’s investment in the Affiliate to zero.
The Company has determined that one of its equity method Affiliates is significant under Rule 10-01(b)(1) of Regulation S-X. For the three and nine months ended September 30, 2017, this equity method Affiliate recognized revenue of $301.8 million and $826.6 million, respectively, and net income of $178.3 million and $471.3 million, respectively. For the three and nine months ended September 30, 2018, this equity method Affiliate recognized revenue of $283.2 million and $884.9 million, respectively, and net income of $135.0 million and $443.3 million, respectively.
12. Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retained interests in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interests are presented in Other liabilities and were $61.2 million and $51.7 million at December 31, 2017 and September 30, 2018, respectively.
The Company and its Affiliates earn asset and performance based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. In addition, Affiliate management owners and Company officers may serve as trustees or directors of certain investment vehicles from which an Affiliate earns fees.
The Company had liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The net present value of the total amounts payable were $9.4 million and $4.3 million as of December 31, 2017 and September 30, 2018, respectively, and were included in Other liabilities.
The Company has related party transactions in association with its Affiliate equity transactions, as more fully described in Notes 14 and 15.
13. Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Share-based compensation	$10.3	$11.7	$30.0	$33.5
Tax benefit	4.0	2.9	11.5	8.4
As of December 31, 2017, the Company had unrecognized share-based compensation expense of $63.5 million. As of September 30, 2018, the Company had unrecognized share-based compensation expense of $67.1 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2017	0.6	$122.04
Options granted	0.0	179.54
Options exercised	(0.1)	100.00
Options forfeited	(0.0)	122.40
Unexercised options outstanding - September 30, 2018	0.5	130.30	4.0
Exercisable at September 30, 2018	0.1	136.33	2.7

For the nine months ended September 30, 2017 and 2018, the Company granted stock options with fair values of $0.8 million and $1.0 million, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The fair value of options granted was estimated using the Black-Scholes option pricing model and were $48.05 and $48.64, per option, for the nine months ended September 30, 2017 and 2018, respectively. The weighted average grant date assumptions used to estimate the fair value of options granted were as follows:

	For the Nine Months Ended September 30,
	2017	2018
Dividend yield	0.5%	0.8%
Expected volatility	28.0%	25.5%
Risk-free interest rate	2.1%	2.8%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2017	0.4	$162.32
Units granted	0.2	201.76
Units vested	(0.0)	198.24
Units forfeited	(0.0)	152.09
Unvested units - September 30, 2018	0.6	172.58

For the nine months ended September 30, 2017 and 2018, the Company granted restricted stock unit awards with fair values of $36.7 million and $37.7 million, respectively. These awards were valued based on the closing price of the Company’s common stock on the grant date and the number of awards expected to be delivered. Awards containing vesting conditions generally require service over a period of three to four years and may also require the satisfaction of certain performance conditions.
14. Redeemable Non-Controlling Interests

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Redeemable Non-controlling interests
Balance, as of December 31, 2017	$811.9
Changes attributable to consolidated products	64.9
Transfers to Other liabilities	(86.0)
Transfers from Non-controlling interests	30.0
Changes in redemption value	148.1
Balance, as of September 30, 2018	$968.9
15. Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the nine months ended September 30, 2017 and 2018, distributions paid to Affiliate equity holders (non-controlling interests) were $266.8 million and $293.6 million, respectively.

The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate partners, its employees and its officers. For the nine months ended September 30, 2017 and 2018, the amount of cash paid for repurchases was $121.3 million and $104.3 million, respectively. For the nine months ended September 30, 2017 and 2018, the total amount of cash received for issuances was $8.8 million and $6.3 million, respectively.

Sales and repurchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its Affiliate partners, its employees and its officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity, or repurchased for consideration above the fair value of the equity, the difference is recorded as compensation expense in Compensation and related expenses in the Consolidated Statements of Income over the requisite service period.
The following table presents Affiliate equity expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Controlling interest	$2.3	$6.1	$9.4	$10.9
Non-controlling interests	7.7	9.9	29.2	32.8
Total	$10.0	$16.0	$38.6	$43.7
The following table presents unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2017	$33.3	5 years	$95.9	6 years
September 30, 2018	36.8	5 years	120.0	6 years
The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $12.4 million and $17.8 million at December 31, 2017 and September 30, 2018, respectively, and was included in Other investments and assets. The total

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

payable was $49.2 million and $28.7 million as of December 31, 2017 and September 30, 2018, respectively, and was included in Other liabilities.

Effects of Changes in the Company’s Ownership in Affiliates

The Company periodically acquires interests from, and transfers interests to, Affiliate equity holders. Because these transactions do not result in a change of control, any gain or loss related to these transactions is recorded to Additional paid-in capital, which increases or decreases the controlling interest’s equity. No gain or loss related to these transactions is recognized in the Consolidated Statements of Income or the Consolidated Statements of Comprehensive Income.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Net income (controlling interest)	$125.4	$124.9	$374.2	$394.9
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(0.3)	(0.5)	(0.6)	(3.8)
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(12.7)	(31.7)	(81.8)	(63.8)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$112.4	$92.7	$291.8	$327.3
16. Income Taxes
On December 22, 2017, changes in U.S. tax laws were enacted which significantly revised U.S. corporate income tax by, among other things, lowering the corporate income tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on deemed repatriated foreign earnings and profits.

In 2017, the Company recorded a provisional one-time net benefit of $194.1 million as a reasonable estimate of the impact of the changes in U.S. tax laws. For the nine months ended September 30, 2018, the Company did not record any significant changes to its provisional amount. The impact of the changes in U.S. tax laws may be refined as further guidance, interpretations or information becomes available, upon completion by the Company of its evaluation of the impact of the changes in U.S. tax laws or upon the Company’s election of a policy with respect to the deferred tax effects of the Global Intangible Low Tax Income provisions of U.S. tax laws. The Company will finalize its accounting for the impact of changes in the U.S. tax laws in the fourth quarter of 2018.
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Controlling interest:
Current tax	$39.6	$33.8	$102.0	$107.4
Intangible-related deferred taxes	22.9	12.2	61.8	30.1
Other deferred taxes	1.6	0.2	18.7	1.2
Total controlling interest	64.1	46.2	182.5	138.7
Non-controlling interests:
Current tax	$2.1	$2.4	$5.9	$7.6
Deferred taxes	(0.1)	(0.1)	(0.2)	(0.2)
Total non-controlling interests	2.0	2.3	5.7	7.4
Provision for income taxes	$66.1	$48.5	$188.2	$146.1
Income before income taxes (controlling interest)	$189.5	$171.1	$556.7	$533.6
Effective tax rate (controlling interest)(1)	33.8%	27.0%	32.8%	26.0%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

17.	Earnings Per Share
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Numerator
Net income (controlling interest)	$125.4	$124.9	$374.2	$394.9
Interest expense on convertible securities, net of taxes	3.9	4.7	11.6	14.2
Net income (controlling interest), as adjusted	$129.3	$129.6	$385.8	$409.1
Denominator
Average shares outstanding (basic)	55.8	53.1	56.3	53.9
Effect of dilutive instruments:
Stock options and restricted stock units	0.3	0.1	0.3	0.2
Convertible securities	2.2	2.2	2.2	2.2
Average shares outstanding (diluted)	58.3	55.4	58.8	56.3
Average shares outstanding (diluted) in the table above excludes share-based awards that have not satisfied performance conditions and the anti-dilutive effect of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Stock options and restricted stock units	0.0	0.2	0.1	0.2
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the three and nine months ended September 30, 2018, the Company repurchased 0.8 million and 2.5 million shares, respectively, of its common stock at an average price per share of $146.85 and $166.19, respectively.

18.	Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended September 30,
	2017			2018
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$53.0	$—	$53.0	$(56.0)	$(0.4)	$(56.4)
Change in net realized and unrealized gain (loss) on derivative securities	0.2	(0.1)	0.1	(0.0)	—	(0.0)
Change in net unrealized gain (loss) on investment securities	(6.8)	2.5	(4.3)	—	—	—
Other comprehensive income (loss)	$46.4	$2.4	$48.8	$(56.0)	$(0.4)	$(56.4)

	For the Nine Months Ended September 30,
	2017			2018
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$92.1	$—	$92.1	$(47.1)	$(0.4)	$(47.5)
Change in net realized and unrealized gain (loss) on derivative securities	(0.7)	(0.1)	(0.8)	0.3	—	0.3
Change in net unrealized gain on investment securities	(6.6)	3.2	(3.4)	—	—	—
Other comprehensive income (loss)	$84.8	$3.1	$87.9	$(46.8)	$(0.4)	$(47.2)
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Unrealized Gains (Losses) on Investment Securities(1)	Total
Balance, as of December 31, 2017	$(85.9)	$(0.4)	$2.1	$(84.2)
Other comprehensive income before reclassifications	(47.5)	(0.0)	—	(47.5)
Amounts reclassified	—	0.3	(2.1)	(1.8)
Net other comprehensive income (loss)	(47.5)	0.3	(2.1)	(49.3)
Balance, as of September 30, 2018	$(133.4)	$(0.1)	$—	$(133.5)
__________________________

(1)
In connection with the Company’s adoption of ASU 2016-01, the unrealized losses on investment securities, which related to the non-controlling interests, were reclassified to Non-controlling interests.

19.	Subsequent Events
In October 2018, the Company amended its senior unsecured term loan facility to convert its denomination from pound sterling to U.S. dollars and to increase the borrowings to $450.0 million, with the ability to borrow an additional $75.0 million, subject to certain conditions. The Company pays interest on any outstanding obligations under the term loan at specified rates, based either on the U.S. dollar LIBOR rate or the prime rate as in effect from time to time. The other commercial terms of the term loan, including maturity date, remained the same. In connection with the conversion, the Company de-designated the term loan as a net investment hedge.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In October 2018, the Company entered into a pound sterling-denominated forward foreign currency contract to deliver £325.3 million for $450.0 million in 2021 and a collar contract with the same counterparty, for the same notional amounts and expiration date as the forward contract, through the sale of a put option with a lower strike price of 1.318 U.S. dollars per one pound sterling and the purchase of a call option with an upper strike price of 1.448 U.S. dollars per one pound sterling. The forward contracts and the collar contracts provide net settlement rights. The forward contract and the collar contract were designated as net investment hedges against fluctuations in exchange rates on certain of the Company’s investments in Affiliates with the pound sterling as their functional currency.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new Affiliates and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of September 30, 2018, our assets under management were $829.6 billion in more than 550 investment products across a broad range of active return-oriented strategies.
We hold meaningful equity interests in each of our Affiliates and maintain the same partnership approach, provide support and assistance in substantially the same manner, and our operating model is generally the same for all Affiliates. Furthermore, our Affiliates are all impacted by similar marketplace factors and operational trends. Therefore, our aggregate operating performance measures of assets under management, average assets under management and aggregate fees, which incorporate the assets under management and fees of all of our Affiliates, are important in providing management with a more comprehensive view of the operating performance and material trends across our entire business.
The following table presents our key operating performance measures:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in billions, except as noted)	2017	2018	% Change	2017	2018	% Change
Assets under management(1)	$803.7	$829.6	3%	$803.7	$829.6	3%
Average assets under management(1)	790.6	834.1	6%	766.5	834.5	9%
Aggregate fees (in millions)(2)	1,272.3	1,278.0	0%	3,860.7	4,210.7	9%
__________________________

(1)
Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s results in our operating performance measures or Consolidated Financial Statements. Average assets under management provides a more meaningful relationship to our operating performance measures and financial results as it reflects both the particular billing patterns of Affiliates sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate's financial results in our Consolidated Financial Statements. For certain of our equity method Affiliates, aggregate fees and financial results are reported one quarter in arrears.

(2)
Aggregate fees consists of the total asset and performance based fees earned by all of our Affiliates. Aggregate fees is an operating measure used by management to evaluate the operating performance and material trends across our entire business. Aggregate fees is provided in addition to, but not as a substitute for, our financial performance measures.

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

The following charts present information regarding the composition of our assets under management by active return-oriented strategy and client type as of September 30, 2018:

_______________

(1)
Alternatives primarily include assets under management in fixed income/equity relative value, systematic diversified, private equity and real assets, and other alternatives strategies. Alternatives strategies generate earnings from (i) asset based fees from products subject to lock-ups or similar restrictions, (ii) asset based fees from products not subject to such restrictions and/or (iii) performance fees and carried interest.

(2)	Global equities include emerging markets strategies, which accounted for 8% of our assets under management as of September 30, 2018.

The following tables present changes in our assets under management by active return-oriented strategy and client type for the three and nine months ended September 30, 2018:

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-asset & Other	Total
June 30, 2018	$322.0	$283.3	$116.0	$102.9	$824.2
Client cash inflows and commitments	17.0	10.0	4.7	4.5	36.2
Client cash outflows	(12.5)	(12.0)	(6.4)	(4.4)	(35.3)
Net client cash flows	4.5	(2.0)	(1.7)	0.1	0.9
Market changes	2.3	2.1	6.3	1.1	11.8
Foreign exchange(1)	(0.7)	(0.3)	0.1	0.1	(0.8)
Realizations and distributions (net)	(2.9)	(0.1)	—	(0.1)	(3.1)
Other(2)	(3.3)	1.0	(1.1)	—	(3.4)
September 30, 2018	$321.9	$284.0	$119.6	$104.1	$829.6
By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
June 30, 2018	$477.3	$231.2	$115.7	$824.2
Client cash inflows and commitments	20.8	11.4	4.0	36.2
Client cash outflows	(15.1)	(16.3)	(3.9)	(35.3)
Net client cash flows	5.7	(4.9)	0.1	0.9
Market changes	6.4	3.4	2.0	11.8
Foreign exchange(1)	(0.4)	(0.6)	0.2	(0.8)
Realizations and distributions (net)	(3.0)	—	(0.1)	(3.1)
Other(2)	(3.6)	0.5	(0.3)	(3.4)
September 30, 2018	$482.4	$229.6	$117.6	$829.6

By Strategy - Year to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-asset & Other	Total
December 31, 2017	$324.0	$293.4	$116.1	$102.8	$836.3
Client cash inflows and commitments	44.5	33.9	14.3	13.5	106.2
Client cash outflows	(31.9)	(38.8)	(19.3)	(12.9)	(102.9)
Net client cash flows	12.6	(4.9)	(5.0)	0.6	3.3
Market changes	(4.2)	(0.5)	9.8	1.6	6.7
Foreign exchange(1)	(1.8)	(3.1)	(0.2)	(0.8)	(5.9)
Realizations and distributions (net)	(6.4)	(0.2)	—	(0.1)	(6.7)
Other(2)	(2.3)	(0.7)	(1.1)	—	(4.1)
September 30, 2018	$321.9	$284.0	$119.6	$104.1	$829.6

By Client Type - Year to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2017	$488.6	$232.7	$115.0	$836.3
Client cash inflows and commitments	50.3	43.2	12.7	106.2
Client cash outflows	(45.3)	(45.2)	(12.4)	(102.9)
Net client cash flows	5.0	(2.0)	0.3	3.3
Market changes	2.5	1.0	3.2	6.7
Foreign exchange(1)	(3.1)	(2.5)	(0.3)	(5.9)
Realizations and distributions (net)	(6.3)	(0.1)	(0.3)	(6.7)
Other(2)	(4.3)	0.5	(0.3)	(4.1)
September 30, 2018	$482.4	$229.6	$117.6	$829.6
_________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of Affiliates whose functional currency is not the U.S. dollar.

(2) Other primarily includes the assets under management attributable to Affiliate product transitions and transfers of our interests in Affiliates.

In addition to assets under management, we also report average assets under management. This measure provides a more meaningful relationship to aggregate fees as it reflects both the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate’s financial results in our Consolidated Financial Statements. Average assets under management were $834.1 billion and $834.5 billion for the three and nine months ended September 30, 2018, respectively, an increase of $43.5 billion or 6% and $68.0 billion or 9%, compared to the three and nine months ended September 30, 2017, respectively.

Aggregate Fees

Aggregate fees consists of the total asset and performance based fees earned by all of our Affiliates. Asset based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance fees are based on investment performance, typically on an absolute basis or relative to a benchmark. Our ratio of asset based fees to average assets under management (“asset based fee ratio”) is calculated as asset based fees divided by average assets under management. Our asset based fee ratios may change as a result of new investments, client cash flows, market changes, foreign exchange, realizations and distributions or changes in contractual fees.

Our aggregate fees are generally determined by the level of our average assets under management, the composition of these assets across our active return-oriented strategies that realize different asset based fee ratios, and performance fees. Aggregate fees were $1,278.0 million in the three months ended September 30, 2018, an increase of $5.7 million or less than 1% compared to the three months ended September 30, 2017. The increase in our aggregate fees was the result of an increase in asset based fees of $24.0 million or 2%, partially offset by a decrease in performance fees of $18.3 million or 1%. The change in asset based fees was due to a 6% increase in our average assets under management, primarily in alternatives and U.S. equities strategies, partially offset by a 3% decline in our asset based fee ratio due to a change in the composition of our average assets under management and fee rate reductions at certain Affiliate products.

Aggregate fees were $4,210.7 million in the nine months ended September 30, 2018, an increase of $350.0 million or 9% compared to the nine months ended September 30, 2017. The increase in our aggregate fees was the result of an increase in asset based fees of $177.8 million or 5% and an increase in performance fees of $172.2 million or 4%. The change in asset based fees was due to a 9% increase in our average assets under management primarily in alternatives and global equities strategies, partially offset by a 3% decline in our asset based fee ratio due to a change in the composition of our average assets under management and fee rate reductions at certain Affiliate products.

Financial and Supplemental Financial Performance Measures

The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2017	2018	% Change	2017	2018	% Change
Net income (controlling interest)	$125.4	$124.9	(0)%	$374.2	$394.9	6%
Adjusted EBITDA (controlling interest)(1)	256.3	237.8	(7)%	754.8	770.5	2%
Economic net income (controlling interest)(1)	191.3	184.0	(4)%	563.2	594.8	6%
__________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment arrangements.
While our aggregate fees increased $5.7 million or less than 1% in the three months ended September 30, 2018, our Adjusted EBITDA (controlling interest) decreased $18.5 million or 7%, primarily due to a decrease in earnings at certain equity method Affiliates at which our share of earnings is contractually calculated using a formula based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses. This change was also due to an increase in certain non-reoccurring Affiliate equity and compensation expenses, and a decrease in Investment and other income.
While our aggregate fees increased $350.0 million or 9% in the nine months ended September 30, 2018, our Adjusted EBITDA (controlling interest) increased $15.7 million or 2%, primarily due to a decrease in earnings at certain equity method Affiliates at which our share of earnings is contractually calculated using a formula based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses. This change was also due to greater growth, proportionally, in aggregate fees at our equity method Affiliates in which we own less of an economic interest and a decrease in Investment in other income.
While Adjusted EBITDA (controlling interest) decreased $18.5 million or 7% in the three months ended September 30, 2018, our Net income (controlling interest) decreased $0.5 million or less than 1% due to decreases in our Interest expense and effective tax rate. In the nine months ended September 30, 2018, Adjusted EBITDA (controlling interest) increased $15.7 million or 2%, and our Net income (controlling interest) increased $20.7 million or 6%, primarily from decreases in our Interest expense and effective tax rate, partially offset by a $33.3 million expense ($25.0 million net of tax) to reduce the remaining carrying value of one of our equity method Affiliates to zero in the second quarter of 2018.
We consider Economic net income (controlling interest) to be an important measure of our financial performance, as we believe it best represents our performance after tax and before our share of non-cash expenses relating to our acquisition of interests in our Affiliates.  While Adjusted EBITDA (controlling interest) decreased $18.5 million or 7% in the three months ended September 30, 2018, our Economic net income controlling interest decreased $7.3 million or 4%, due to decreases in our Interest expense and effective tax rate. While Adjusted EBITDA (controlling interest) increased $15.7 million or 2% in the nine months ended September 30, 2018, our Economic net income (controlling interest) increased $31.6 million or 6%, primarily due to a decrease in our Interest expense and effective tax rate.
Results of Operations
The following discussion includes the financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our consolidated revenue, consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported (net of intangible amortization and impairments) in Equity method income (net).
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and consolidated revenue:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2017	2018	% Change	2017	2018	% Change
Consolidated Affiliate average assets under management (in billions)	$414.5	$425.3	3%	$400.9	$427.6	7%
Consolidated revenue	$585.7	$601.3	3%	$1,700.9	$1,813.9	7%

Our consolidated revenue increased $15.6 million or 3% in the three months ended September 30, 2018, due to a $17.8 million or 3% increase from asset based revenue, partially offset by a $2.2 million or less than 1% decrease from performance fees. The increase in asset based revenue was primarily due to a 3% increase in consolidated Affiliate average assets under management primarily in alternatives and multi-asset and other strategies.

Our consolidated revenue increased $113.0 million or 7% in the nine months ended September 30, 2018, due to a $109.6 million or 6% increase from asset based revenue and a $3.4 million or less than 1% increase from performance fees. The increase in asset based revenue was primarily due to a 7% increase in consolidated Affiliate average assets under management, primarily in alternatives and global equities strategies.
Consolidated Expenses
The following table presents our consolidated expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2017	2018		2017	2018
Compensation and related expenses	$238.7	$253.6	6%	$722.9	$761.3	5%
Selling, general and administrative	91.9	102.8	12%	269.7	314.4	17%
Intangible amortization and impairments	21.2	30.1	42%	65.1	76.5	18%
Interest expense	22.1	19.6	(11)%	67.6	62.6	(7)%
Depreciation and other amortization	4.8	5.3	10%	14.9	16.5	11%
Other expenses (net)	10.9	10.2	(6)%	35.9	33.4	(7)%
Total consolidated expenses	$389.6	$421.6	8%	$1,176.1	$1,264.7	8%
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
Compensation and related expenses increased $14.9 million or 6% in the three months ended September 30, 2018, due to a $10.9 million or 5% increase in compensation expenses attributable to the controlling interest, and a $4.0 million or 2% increase in compensation expenses attributable to the non-controlling interests. The increase in compensation expenses attributable to the controlling interest was primarily due to a non-reoccurring $3.7 million increase in Affiliate equity expense, a non-reoccurring $1.8 million increase in compensation expense, and a $1.6 million increase in share-based compensation expense.
Compensation and related expenses increased $38.4 million or 5% in the nine months ended September 30, 2018, primarily due to a $32.8 million or 5% increase from compensation expenses attributable to the non-controlling interests due to an increase in consolidated revenue, and a $6.4 million or 1% increase from compensation expenses attributable to the controlling interest, primarily due to a $4.0 million increase in share-based compensation expense.
Selling, general and administrative expenses increased $10.9 million or 12% in the three months ended September 30, 2018, primarily due to a $6.4 million or 7% increase in Affiliate-related expenses and a $4.8 million or 5% increase in distribution-related expenses from our adoption of ASU 2014-09, which were offset by an increase in consolidated revenue.
Selling, general and administrative expenses increased $44.7 million or 17% in the nine months ended September 30, 2018, primarily due to a $30.0 million or 11% increase in Affiliate-related expenses and a $15.5 million or 6% increase in distribution-related expenses from our adoption of ASU 2014-09, which were offset by an increase in consolidated revenue.

Intangible amortization and impairments increased $8.9 million or 42% and $11.4 million or 18% in the three and nine months ended September 30, 2018, respectively, due to a reduction in the expected period of economic benefit for certain assets. In the nine months ended September 30, 2018, this increase was partially offset by certain assets being fully amortized.
Interest expense decreased $2.5 million or 11% and $5.0 million or 7% in the three and nine months ended September 30, 2018, respectively, principally due to the redemption of our 6.375% senior unsecured notes due 2042, which decreased Interest expense $1.7 million or 8% and $8.7 million or 13%, respectively. In the nine months ended September 30, 2018, this decrease was partially offset by a $3.4 million or 5% increase in revolver and term loan interest expense due to increased interest rates.
There were no significant changes in Depreciation and other amortization in the three months ended September 30, 2018.
Depreciation and other amortization increased $1.6 million or 11% in the nine months ended September 30, 2018, primarily due to a $2.6 million or 48% increase attributable to the controlling interest, partially offset by a $1.0 million or 12% decrease at Affiliates attributable to the non-controlling interests.
There were no significant changes in Other expenses (net) in the three months ended September 30, 2018.
Other expenses (net) decreased $2.5 million or 7% in the nine months ended September 30, 2018, primarily due to an increase in gains resulting from the changes in the value of Affiliate equity repurchase obligations and contingent payment arrangements attributable to the controlling interest.
Equity Method Income (Net)
For equity method Affiliates, we use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses. We also use structured partnership interests in which our share of the Affiliate’s earnings or losses is contractually calculated, allocated and distributed using a formula based on a percentage of the Affiliate’s revenue without regard to expenses. Our share of earnings from equity method Affiliates, net of amortization and impairments, is included in Equity method income (net).
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which together form Equity method income (net):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2017	2018	% Change	2017	2018	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$376.1	$408.8	9%	$365.6	$406.9	11%
Equity method revenue	$686.6	$676.7	(1)%	$2,159.8	$2,396.8	11%

Financial Performance Measures
Equity method earnings	$96.6	$81.9	(15)%	$303.3	$300.3	(1)%
Equity method intangible amortization and impairments	(25.9)	(22.2)	(14)%	(71.7)	(109.0)	52%
Equity method income (net)	$70.7	$59.7	(16)%	$231.6	$191.3	(17)%
Our equity method revenue decreased $9.9 million or 1% in the three months ended September 30, 2018, due to a $16.1 million or 2% decrease from performance fees, partially offset by a $6.2 million or 1% increase from asset based fees. The increase in asset based fees was due to a 9% increase in equity method Affiliate average assets under management, partially offset by a 7% decline in our asset based fee ratio due to a change in the composition of our average assets under management, including the recognition of assets under management prior to the recognition of revenue, and fee rate reductions at certain Affiliate products.
While equity method revenue decreased $9.9 million or 1% in the three months ended September 30, 2018, equity method earnings decreased $14.7 million or 15%, due to a decrease in earnings at certain Affiliates at which our share of earnings is contractually calculated using a formula based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses.

Equity method intangible amortization and impairments decreased $3.7 million or 14% in the three months ended September 30, 2018, primarily due to changes in the expected period of the economic benefit, partially offset by certain assets being fully amortized.
Our equity method revenue increased $237.0 million or 11% in the nine months ended September 30, 2018, due to a $168.8 million or 8% increase from performance fees and a $68.2 million or 3% increase from asset based fees. The increase in asset based fees was due to an 11% increase in equity method Affiliate average assets under management, partially offset by a 7% decline in our asset based fee ratio due to a change in the composition of our average assets under management, including the recognition of assets under management prior to the recognition of revenue, and fee rate reductions at certain Affiliate products.
While equity method revenue increased $237.0 million or 11% in the nine months ended September 30, 2018, equity method earnings decreased $3.0 million or 1%, due to a decrease in earnings at certain Affiliates at which our share of earnings is contractually calculated using a formula based on a percentage of the Affiliate’s revenue less certain agreed-upon expenses.
Equity method intangible amortization and impairments increased $37.3 million or 52% in the nine months ended September 30, 2018, primarily due to a $33.3 million expense to reduce the remaining carrying value of one of our Affiliates to zero, and a $4.0 million increase in amortization due to a reduction in the expected period of economic benefit for certain assets.
Investment and other income
The following table presents our Investment and other income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2017	2018	% Change	2017	2018	% Change
Investment and other income	$16.1	$11.0	(32)%	$46.7	$36.7	(21)%
Investment and other income decreased $5.1 million or 32% in the three months ended September 30, 2018, primarily due to a decrease in realized gains on the sale of marketable securities, partially offset by an increase in the fair value of other investments, primarily attributable to the controlling interest.

Investment and other income decreased $10.0 million or 21% in the nine months ended September 30, 2018, primarily due to a decrease in realized gains on the sale of marketable securities, partially offset by an increase in the fair value of other investments, primarily attributable to the controlling interest.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2017	2018	% Change	2017	2018	% Change
Income tax expense	$66.1	$48.5	(27)%	$188.2	$146.1	(22)%
Income tax expense decreased $17.6 million or 27% in the three months ended September 30, 2018, primarily due to a decrease in Income before taxes (controlling interest) and a lower effective tax rate in 2018 due to the changes in U.S. tax laws enacted at the end of 2017.

Income tax expense decreased $42.1 million or 22% in the nine months ended September 30, 2018, primarily due to a decrease in Income before taxes (controlling interest) and a lower effective tax rate in 2018 due to the changes in U.S. tax laws enacted at the end of 2017.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2017	2018	% Change	2017	2018	% Change
Net income	$216.8	$201.9	(7)%	$614.9	$631.1	3%
Net income (non-controlling interests)	91.4	77.0	(16)%	240.7	236.2	(2)%
Net income (controlling interest)	125.4	124.9	(0)%	374.2	394.9	6%

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
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2018	2017	2018
Net income (controlling interest)	$125.4	$124.9	$374.2	$394.9
Interest expense	22.1	19.6	67.6	62.6
Income taxes	64.1	46.2	182.5	138.7
Intangible amortization and impairments(1)	42.2	44.9	121.5	166.9
Other items(2)	2.5	2.2	9.0	7.4
Adjusted EBITDA (controlling interest)	$256.3	$237.8	$754.8	$770.5
___________________________

(1)
Our consolidated Intangible amortization and impairments includes amortization attributable to our non-controlling interests. For our equity method Affiliates, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (net).

The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2018	2017	2018
Consolidated intangible amortization and impairments	$21.2	$30.1	$65.1	$76.5
Consolidated intangible amortization (non-controlling interests)	(4.9)	(7.4)	(15.3)	(18.6)
Equity method intangible amortization and impairments	25.9	22.2	71.7	109.0
Total	$42.2	$44.9	$121.5	$166.9
Equity method intangible amortization and impairments includes a $33.3 million expense in the second quarter of 2018 to reduce the remaining carrying value of one of our equity method Affiliates to zero.

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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2017	2018	2017	2018
Net income (controlling interest)	$125.4	$124.9	$374.2	$394.9
Intangible amortization and impairments(1)	42.2	44.9	121.5	166.9
Intangible-related deferred taxes(2)	22.9	12.2	61.8	30.1
Other economic items(3)(4)	0.8	2.0	5.7	2.9
Economic net income (controlling interest)	$191.3	$184.0	$563.2	$594.8
Average shares outstanding (diluted)	58.3	55.4	58.8	56.3
Convertible securities shares	(2.2)	(2.2)	(2.2)	(2.2)
Average shares outstanding (adjusted diluted)	56.1	53.2	56.6	54.1
Economic earnings per share	$3.41	$3.45	$9.95	$10.99
____________________________

(1)	See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(2) In the second quarter of 2018, we recorded a $33.3 million expense to reduce the remaining carrying value of one of our equity method Affiliates to zero, which reduced intangible-related deferred taxes by $8.3 million.

(3)
For the three months ended September 30, 2017 and 2018, Other economic items were net of income tax expense of $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2018, Other economic items were net of income tax expense of $1.4 million and $0.0 million, respectively.

(4)
For the nine months ended September 30, 2017, we adjusted our estimate of a contingent payment arrangement and, accordingly, recorded a loss attributable to the controlling interest of $1.4 million ($0.9 million net of tax). For the nine months ended September 30, 2018, we adjusted our estimate of a contingent payment arrangement and, accordingly, recorded a gain attributable to the controlling interest of $1.0 million ($0.8 million net of tax), all of which occurred in the second quarter of 2018.

Liquidity and Capital Resources
In the nine months ended September 30, 2018, we met our cash requirements through cash generated by operating activities. Our principal uses of cash during the quarter were, and for the foreseeable future are expected to be, for repayments of senior debt, repurchases of common stock, distributions to Affiliate equity holders, repurchases of Affiliate equity interests, the payment of cash dividends on our common stock and general working capital purposes. We also expect that principal uses of cash will be for investments in new and existing Affiliates. We anticipate that cash flows from operations, together with borrowings under our revolver and proceeds from our equity distribution program, will be sufficient to support our cash flow needs for the foreseeable future.

Cash and cash equivalents at December 31, 2017 and September 30, 2018 were $439.5 million and $448.1 million, respectively. The following table summarizes our operating, investing and financing cash flow activities:

	For the Nine Months Ended September 30,
(in millions)	2017	2018
Operating cash flow	$800.5	$876.2
Investing cash flow	4.9	(20.9)
Financing cash flow	(871.5)	(841.7)
Operating Cash Flow
In the nine months ended September 30, 2018, operating cash flows increased $75.7 million, which was primarily attributable to the controlling interest, principally from cash distributions of our share of equity method earnings and an increase in net income. Cash flow from operating activities attributable to the non-controlling interest did not change significantly in the nine months ended September 30, 2018.
Investing Cash Flow
In the nine months ended September 30, 2018, investing cash flows decreased $25.8 million, primarily due to a change in investment securities activity from a net sale of investment securities in 2017 of $49.1 million to net purchases in 2018 of $0.1 million, partially offset by a decrease in investments in Affiliates of $23.0 million.
Financing Cash Flow
In the nine months ended September 30, 2018, financing cash flows increased $29.8 million, primarily due to an increase in net borrowings of senior debt of $188.5 million and a decrease in net Affiliate equity repurchases of $14.5 million. These increases were partially offset by increases in net repurchases of shares of our common stock of $175.3 million.
Senior Debt and Convertible Securities
The following table presents the carrying value of our outstanding indebtedness:

(in millions)	December 31, 2017	September 30, 2018
Senior bank debt	$810.0	$792.9
Senior notes	745.7	746.1
Senior debt	$1,555.7	$1,539.0

Convertible securities	$309.9	$311.8
Senior Bank Debt
We have a $1.45 billion senior unsecured multicurrency revolving credit facility (the “revolver”).  Subject to certain conditions, we may further increase the commitments under the revolver by up to $350.0 million.  As of September 30, 2018, outstanding borrowings under the revolver were $415.0 million.

We also have a senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”).  During the nine months ended September 30, 2018, we amended and refinanced the term loan to adjust the interest rates and the maturity date, and to convert our denomination to pound sterling.  The commercial terms of the loan otherwise remained the same.  As discussed further in Note 8 to the Consolidated Financial Statements, we designated the term loan as a net investment hedge.  As of September 30, 2018, the term loan borrowings totaled £290.0 million and, subject to certain conditions, could be increased by an additional £50.0 million.

The revolver matures on September 30, 2020 and the term loan matures on May 31, 2021.

In October 2018, we further amended our senior unsecured term loan facility to convert its denomination from pound sterling to U.S. dollars and to increase the borrowings to $450.0 million, with the ability to borrow an additional $75.0 million, subject to certain conditions. We pay interest on any outstanding obligations under the term loan at specified rates, based either on the U.S. dollar LIBOR rate or the prime rate as in effect from time to time. The other commercial terms of the term loan, including maturity date, remained the same. In connection with the conversion, we de-designated the term loan as a net investment hedge.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. As of September 30, 2018, we were in compliance with all terms of our credit facilities and had approximately $1 billion of remaining capacity under our revolver, all of which we could borrow and remain in compliance with our credit facilities.
Our ability to draw funding from the debt and capital markets globally is a significant source of liquidity for us, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms. We are currently rated A3 by Moody’s Investors Service and A- by S&P Global Ratings.

Convertible Securities

As of September 30, 2018, we had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”).  Effective August 10, 2018 and in accordance with the convertible securities indenture, we adjusted the conversion rate of the junior convertible securities from 0.2500 shares of common stock to 0.2525 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $198.02 per share of common stock. The adjustment was the result of our cumulative declared dividends on our common stock since the initiation of our dividend through August 2018.

Equity Distribution Program

We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of September 30, 2018, no sales have occurred under the equity distribution program.
Derivatives
On August 28, 2018, we entered into a pound sterling-denominated forward foreign currency contract (the “forward contract”) with a large financial institution (the “counterparty”) to deliver £285.8 million for $400.0 million in 2024. Concurrent with entering into the forward contract, we entered into a collar contract (the “collar contract”) with the same counterparty, for the same notional amounts and expiration date as the forward contract, through the sale of a put option with a lower strike price of 1.288 U.S. dollars per one pound sterling and the purchase of a call option with an upper strike price of 1.535 U.S. dollars per one pound sterling.
In October 2018, we entered into an additional pound sterling-denominated forward foreign currency contract to deliver £325.3 million for $450.0 million in 2021, and an additional collar contract with the same counterparty, for the same notional amounts and expiration date as the forward contract through the sale of a put option with a lower strike price of 1.318 U.S. dollars per one pound sterling and the purchase of a call option with an upper strike price of 1.448 U.S. dollars per one pound sterling. The forward contracts and the collar contracts provide net settlement rights.
The forward contracts and the collar contracts were designated as net investment hedges against fluctuations in exchange rates on certain of our investments in Affiliates with the pound sterling as their functional currency. See Note 8 of the Consolidated Financial Statements.

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
As of September 30, 2018, our current redemption value of $968.9 million for these interests has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $104.3 million for repurchases and received $6.3 million for issuances of Affiliate equity during the nine months ended September 30, 2018, and expect to repurchase a total of approximately $125 million in 2018. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
See Note 5 of the Consolidated Financial Statements.
Share Repurchases
During the three and nine months ended September 30, 2018, we repurchased 0.8 million and 2.5 million shares of our common stock, respectively, at an average price per share of $146.85 and $166.19, respectively. As of September 30, 2018, we had 2.5 million shares remaining under our authorized share repurchase program, which has no expiry.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2018. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Contractual Obligations(1)
Senior bank debt	$792.9	$—	$415.0	$377.9	$—
Senior notes	929.3	—	58.5	58.5	812.3
Convertible securities	857.9	5.5	44.4	44.4	763.6
Leases(2)	234.5	9.4	73.1	61.3	90.7
Affiliate equity repurchase obligations	28.7	22.5	6.2	—	—
Transition tax on foreign earnings	20.0	—	3.5	3.5	13.0
Total contractual obligations	$2,863.3	$37.4	$600.7	$545.6	$1,679.6
Contingent Obligations
Contingent payment arrangements(3)	$4.5	$2.5	$2.0	$—	$—
___________________________

(1)
This table does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $130.4 million and $34.1 million, respectively, as we cannot predict when such obligations will be paid. This table also does not include potential obligations relating to our derivative financial instruments, which are dependent on pound sterling to U.S. dollar foreign currency exchange rates at the settlement dates. See Note 8 of the Consolidated Financial Statements for additional information.

(2)	The controlling interest portion is $3.2 million through 2018, $22.7 million in 2019-2020, $18.7 million in 2021-2022 and $22.3 million thereafter.

(3)
The contingent payment arrangements disclosed in the table represent the expected settlement amounts. The maximum settlement amount through 2018 is $160.2 million, $2.5 million in 2019-2020 and none thereafter.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended September 30, 2018. Please refer to the below as well as the additional disclosures in Item 7A of our 2017 Annual Report on Form 10-K.
Foreign Currency Exchange Risk
To illustrate the effect of possible changes in currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of $4.7 million and $2.1 million, respectively, as of September 30, 2018, and annual changes to Income before income taxes (controlling interest) of $1.1 million and $0.3 million, respectively.
Derivative Risk
From time to time, we and our Affiliates seek to offset exposure to changes in interest rates, foreign currency exchange rates and markets by entering into derivative financial instruments. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, if our or our Affiliates’ derivative counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our liquidity and results of operations could be adversely impacted.

In the three months ended September 30, 2018, we entered into derivative financial instruments to mitigate the potential risk of changes in foreign currency exchange rates. See Note 8 of the Consolidated Financial Statements.

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
PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
July 1-31, 2018	—	$—	—	$—	3,280,187
August 1-31, 2018	646,700	148.51	610,065	148.37	2,670,122
September 1-30, 2018	160,778	141.22	160,778	141.22	2,509,344
Total	807,478	147.06	770,843	146.88
____________________________

(1)	Includes shares surrendered, if any, to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions.

(2)
Our Board of Directors has periodically authorized share repurchase programs, most recently in January 2018, authorizing us to repurchase up to 3.4 million shares of our common stock, with no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of September 30, 2018, we had 2.5 million shares remaining under our January 2018 share repurchase program.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Second Amended and Restated Term Credit Agreement, dated as of October 15, 2018, among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent and lender, and the several banks and other financial institutions from time to time party thereto as lenders, and the exhibits and schedules thereto.

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2018 and 2017, (iii) the Consolidated Condensed Balance Sheets at September 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Equity for the nine-month periods ended September 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 1, 2018	/s/ JAY C. HORGEN
Jay C. Horgen on behalf of the Registrant as Chief Financial Officer and Treasurer (and also as Principal Financial and Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share data) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
AFFILIATED MANAGERS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

EXHIBIT INDEX
SIGNATURES