Form 10-K
period 2018-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2019-02-22
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $148.67 on June 29, 2018 on the New York Stock Exchange, was $7,886,822,780. There were 52,048,705 shares of the registrant’s common stock outstanding on February 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III.

FORM 10-K

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
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of existing Affiliates, as well as through investments in new Affiliates and additional investments in existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of December 31, 2018, our aggregate assets under management were $736.0 billion in more than 500 investment products across a broad range of active, return-oriented strategies.
We hold meaningful equity interests in each of our Affiliates and typically each Affiliate’s management team retains a significant equity interest in their own firm. Affiliate management equity ownership (along with our long-term ownership) aligns our interests, enhances Affiliate management equity incentives, and preserves the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firms. Our innovative partnership approach also provides Affiliate management with a degree of liquidity and financial diversification and ensures that they maintain their unique entrepreneurial culture and independence by preserving their operational autonomy in managing their business.
Given our long-term partnership approach, we address the ongoing succession planning issues facing the Affiliate’s principal owners by facilitating the transfer of equity over time to the next generation of Affiliate management. At certain Affiliates, we do not have an obligation to repurchase equity interests, but we may make additional investments to further facilitate Affiliate ownership transition.
Although we invest in boutique investment management firms that we anticipate will grow independently, given our long-term partnership approach, we enhance our Affiliates’ growth prospects by providing access to the resources and scale of a global asset management company.
We provide succession planning solutions to boutique investment management firms and we are focused on investing in firms around the world managing active, return-oriented strategies, including traditional and alternative firms, as well as wealth management firms. We identify high-quality boutique firms based on our thorough understanding of the investment management industry, and we have developed long-term relationships with a significant number of these firms. Within our target universe, we seek strong and stable boutiques that offer active, return-oriented strategies, such as alternative strategies and global equities strategies. These boutiques are typically characterized by a strong multi-generational management team, entrepreneurial culture and commitment to building long-term success.
We anticipate that the principal owners of boutique investment management firms will continue to need a succession planning partner and we will, therefore, continue to have significant investment opportunities across the global asset management industry, including investment opportunities resulting from subsidiary divestitures, secondary sales and other special situations. In addition, we also have the opportunity to make additional investments in our existing Affiliates. We are well-positioned to execute upon these investment opportunities through our established process of identifying and cultivating investment prospects, our broad industry relationships, and our substantial experience and expertise in structuring and negotiating transactions. We have a strong global reputation as an outstanding partner to our Affiliates, and we are widely recognized in the marketplace as providing innovative solutions for the succession planning and strategic needs of boutique investment management firms.
Investment Management Operations
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. We manage disciplined and focused investment strategies that address the specialized needs of institutional clients, including foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and multi-employer plans. We provide boutique investment management expertise to retail investors through advisory and sub-advisory services to active, return-oriented mutual funds, Undertakings for the Collective Investment of Transferable Securities (“UCITS”), Collective Investment Trusts and other retail products. We also provide investment management and customized investment counseling and fiduciary services to high net worth individuals, families and charitable foundations, and to individually managed accounts via intermediaries, including brokerage firms or other sponsors.
As of December 31, 2018, we managed $736.0 billion in equities, alternative and multi-asset strategies in more than 500 investment products across investment styles, asset classes and geographies. The following chart provides information regarding our equities, alternative, and multi-asset strategies as of December 31, 2018.

Global Distribution

Through our Affiliates, we offer investors access to a broad and diverse array of independent boutique managers with distinct brands and specialized investment processes. Our Affiliates distribute their investment services and products to institutional investors through direct sales efforts and established relationships with consultants and intermediaries around the world through their own business development resources. In addition, our global distribution platform operates in major markets to extend the reach of our Affiliates’ own business development efforts. Our Affiliates benefit from the expertise of our senior sales and marketing professionals located in Asia, Australia, Europe, the Middle East, and the UK.

Our Affiliates’ investment management services are also distributed globally to retail investors through our Affiliates’ own efforts and through our retail distribution platforms in the form of advisory and sub-advisory services to mutual funds and other retail oriented products. Our Affiliates’ investment management services are delivered to retail investors through various intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces, sponsors of separately managed accounts (including unified managed accounts), and bank trust departments.

Our Affiliates currently manage assets for investors in more than 50 countries, including all major developed markets.
Our Structure and Relationship with Affiliates
We maintain long-term partnerships with the management equity owners of our Affiliates, and believe that Affiliate management equity ownership (along with our long-term ownership) aligns our and our Affiliates’ interests, enhances Affiliate management equity incentives and preserves the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firms. Our innovative partnership approach allows each Affiliate’s management team to retain sufficient equity in their firm to address their particular needs. Equity ownership also provides Affiliate management with a degree of liquidity and financial diversification and ensures that they maintain their unique entrepreneurial culture and independence by preserving their operational autonomy in managing their business. Although the equity structure of each Affiliate investment is tailored to meet the needs of the management equity owners of the particular Affiliate, we typically maintain a meaningful equity interest in the Affiliate, with a significant equity interest retained by Affiliate management.
Each of our Affiliates operates through distinct legal entities, which affords us the flexibility to design a separate operating agreement for each Affiliate that reflects our customized arrangements with respect to governance, economic participation, equity incentives and the other terms of our relationship.  In each case, the operating agreement provides for a governance structure that gives Affiliate management the authority to manage and operate the business on a day-to-day basis.  The operating agreement also reflects the specific terms of our economic participation in the Affiliate, which, in each case, uses a “structured partnership interest” to ensure alignment of our economic interests with those of Affiliate management.
For a majority of our Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to us, while using the remainder of its revenue for operating expenses and for distributions to Affiliate management. We and Affiliate management, therefore, participate in any increase or decrease in revenue, and only Affiliate management participates in any increase or decrease in expenses. Our contractual share of revenue generally has priority over the distributions to Affiliate management.
For other Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows us to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes us to any decrease in revenue or any increase in such expenses. The degree of our exposure to expenses from these structured partnership interests varies by Affiliate and includes Affiliates in which we fully share in the expenses of the business.
When we own a controlling interest in an Affiliate, we consolidate the Affiliate’s financial results into our Consolidated Financial Statements. When we do not own a controlling interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Under the equity method of accounting, we do not consolidate the Affiliate’s results into our Consolidated Financial Statements. Instead, our share of earnings or losses, net of amortization and impairments, is included in Equity method income (loss) (net) in our Consolidated Statements of Income, and our interest in these Affiliates is reported in Equity method investments in Affiliates (net) in our Consolidated Balance Sheets.
Whether we consolidate an Affiliate’s financial results or use the equity method of accounting, we maintain the same partnership approach and provide support and assistance in substantially the same manner for all of our Affiliates. From time to time, we may restructure our interest in an Affiliate to better support the Affiliate’s growth strategy.

Competition
Our Affiliates compete with a large number of domestic and foreign investment management firms, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management, and many of these firms offer an even broader array of products and services in particular investment strategies. Certain of our Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially for those looking to provide investment management services to institutional and high net worth investors. We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:

•	investment performance track records, investment styles, discipline, and reputations of our Affiliates and their management teams;

•	depth and continuity of our and our Affiliates’ client relationships;

•	diversity of our Affiliates’ products and level of client service offered by us and our Affiliates;

•	maintenance of strong business relationships by us and our Affiliates with major intermediaries;

•	continued development, either organically or through new investments, of investment strategies to meet the changing needs and risk tolerances of investors;

•	continued success of our Affiliates’ distribution efforts; and

•	changes in investor preferences, such as the continued growth in passively-managed products.
The relative importance of each of these factors can vary depending on client type and the investment management service involved, as well as general market conditions. The ability to compete with other investment management firms also depends, in part, on the relative attractiveness of our Affiliates’ active, return-oriented strategies, market trends, fees or a combination of these factors.
We compete with a number of acquirers of and investors in boutique investment management firms, including other investment management companies, private equity firms, sovereign wealth funds and larger financial organizations. We believe that the most important factors affecting our ability to compete for future investments are the:

•	breadth and depth of our relationships with boutique investment management firms;

•	degree to which target firms view our investment model as more stable because of our succession planning capabilities;

•
purchase price, equity incentive structures, and access to economies of scale that we offer (financially, operationally or otherwise) as compared to acquisition or investment arrangements offered by others; and

•	reputation and performance of our Affiliates, by which target firms may judge us and our future prospects.

Government Regulation
Our Affiliates offer their investment management services and products around the world, and are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions. Virtually all aspects of the asset management business, including the provision of advice, investment strategies and trading, fund sponsorship, and product-related sales and distribution activities, are subject to regulation. These regulations are primarily intended to protect the clients of investment advisers and generally grant regulatory authorities broad administrative powers.

The majority of our Affiliates are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements. Our Affiliates operating outside of the U.S. are subject to regulation by various regulatory and self-regulatory authorities and exchanges in the relevant jurisdictions, including, for those Affiliates active in the UK, the Financial Conduct Authority (the “FCA”). Many of our Affiliates also sponsor or advise registered and unregistered funds in the U.S. and in other jurisdictions, and are subject to regulatory requirements in the jurisdictions where those funds are sponsored or offered, including, with respect to mutual funds, the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act governs the operations of mutual funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations relating to the management of mutual funds.

Our Affiliates’ sales and marketing activities are subject to regulation by authorities in the jurisdictions in which they offer investment management products and services. Our Affiliates’ ability to transact business in these jurisdictions, and to conduct related cross-border activities, is subject to the continuing availability of regulatory authorization. Through our global distribution platform, we also engage in sales and marketing activities that extend the reach of our Affiliates’ own business development efforts, and which are subject to regulation in numerous jurisdictions. Our U.S. retail distribution subsidiary is registered with the SEC under the Advisers Act. This subsidiary sponsors mutual funds registered under the Investment Company Act, and serves as an investment adviser and/or administrator for the AMG Funds complex. In the UK, our global distribution subsidiary is regulated by the FCA and serves as the promoter for our Irish UCITS platform, which sponsors UCITS funds managed by Affiliates and marketed in Europe. We also have global distribution subsidiaries or branches of subsidiaries regulated by the Swiss Financial Market Supervisory Authority, the Dubai Financial Services Authority, the Securities and Futures Commission in Hong Kong, and the Australian Securities and Investments Commission.

Certain of our Affiliates and our U.S. retail distribution subsidiary are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, with respect to retirement plan clients. ERISA imposes duties on persons who are fiduciaries under ERISA, and prohibits certain transactions involving related parties to a retirement plan. The U.S. Department of Labor (“DOL”) administers ERISA and regulates investment advisers who service retirement plan clients, and has been increasingly active in proposing and adopting additional regulations applicable to the asset management industry. Certain of our Affiliates and our U.S. retail distribution subsidiary are also members of the National Futures Association and are regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) with respect to the management of funds and other products that utilize futures, swaps or other CFTC-regulated instruments.

In addition, certain of our Affiliates and our U.S. retail broker-dealer subsidiary are registered broker-dealers and members of the Financial Industry Regulatory Authority (“FINRA”), for the purpose of distributing funds or other products. FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA and the SEC have the authority to conduct periodic examinations of member broker-dealers, and may also conduct administrative proceedings. These broker-dealers are also subject to net capital rules in the U.S. that mandate the maintenance of certain levels of capital, and our Affiliates and global distribution subsidiaries may also be subject to other regulatory capital requirements imposed by non-U.S. regulatory authorities.

Due to the extensive laws and regulations to which we and our Affiliates are subject, we and our Affiliates must devote substantial time, expense and effort to remain current on, and to address, legal and regulatory compliance matters. We have established compliance programs for each of our operating subsidiaries, and each of our Affiliates has established compliance programs to address regulatory compliance requirements for its operations. We and our Affiliates have experienced legal and compliance professionals in place to address these requirements, and have relationships with various legal and regulatory advisers in each of the countries where we and our Affiliates conduct business. See “Item 1A. Risk Factors.”
Employees and Corporate Organization
As of December 31, 2018, we had approximately 4,450 employees, the substantial majority of which were employed full-time by our Affiliates. Neither we nor our Affiliates are subject to any collective bargaining agreements, and we believe that our and our Affiliates’ labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.
Our Website
Our website is www.amg.com. Our website provides information about us, and, from time to time, we may use it to distribute material company information. We routinely post financial, investment performance and other important information regarding the Company in the Investor Relations section of our website and we encourage investors to consult that section regularly. The Investor Relations section of our website also includes copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.

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
Our financial results depend on our Affiliates’ receipt of asset and performance based fees, and are impacted by investment performance, as well as changes in fee levels, product mix and the relative levels of assets under management among our Affiliates.
Our financial results depend on our Affiliates’ receipt of asset and performance based fees. Asset based fees are primarily based on a percentage of the value of assets under management, and vary with the nature of the account or product managed. In certain instances, our Affiliates are paid fees based on investment performance on an absolute basis or relative to a benchmark and, as such, are dependent upon investment results that may vary substantially from year to year.
Our Affiliates’ ability to maintain current fee levels depends on a number of factors, including our Affiliates’ investment performance, as well as competition and trends in the asset management industry, including recent fee pressure, driven in part by investor demand for passively-managed products that typically carry lower fee rates. In addition, in the ordinary course of business, our Affiliates may reduce or waive fees on certain products for particular time periods, to attract or retain managed assets or for other reasons. Further, different types of assets under management can generate different ratios of asset based fees to assets under management (“asset based fee ratio”), based on factors such as the investment strategy and the type of client. Thus, a change in the composition of our assets under management, either within an Affiliate or among our Affiliates, could result in a decrease in our aggregate fees even if our aggregate assets under management remains unchanged or increases. Products that use fee structures based on investment performance may also vary significantly from period to period, depending on the investment performance of the particular product. For some of our Affiliates, performance based fees include a high-watermark provision, which generally provides that if a product underperforms on an absolute basis or relative to its benchmark, it must regain such underperformance before the Affiliate will earn any performance based fees. No assurances can be given that our Affiliates will be able to maintain current fee structures or levels. A reduction in the asset or performance based fees that our Affiliates receive could have an adverse impact on our financial condition and results of operations.
Additionally, our structured partnership interests are tailored to meet the needs of each Affiliate and are therefore varied, and our earnings may be adversely affected by changes in the relative performance or in the relative levels and mix of assets under management among our Affiliates, independent of our aggregate operating performance measures. Further, certain Affiliates contribute significantly to our results and, therefore, changes in fee levels, product mix, assets under management or investment performance of such Affiliates could have a disproportionate adverse impact on our financial condition and results of operations.
Our financial results could be adversely affected by any reduction in our assets under management, which could reduce the asset and performance based fees earned by our Affiliates.
Our earnings depend on our Affiliates’ receipt of asset and performance based fees and may be impacted by changes in the total level of our assets under management. The total level of our assets under management generally or with particular products or Affiliates could be adversely affected by conditions outside of our control, including:

•
a decline in market value of our assets under management, including due to declines in the capital markets, fluctuations in exchange and interest rates, inflation rates or the yield curve, and other market factors;

•
changes in investor risk tolerance or investment preferences, such as the continued growth in passively-managed products, which could result in investor allocations away from active, return-oriented strategies offered by us or our Affiliates;

•
our Affiliates’ ability to attract and retain client assets and market products and services, which may be impacted by the investment performance of our Affiliates’ products, our Affiliates’ ability to maintain and develop client relationships and to adapt to trends in product and service offerings, and volatility in the capital markets or in the prices of securities generally;

•	global economic conditions, which may be exacerbated by changes in the equity or debt markets;

•	financial crises, political or diplomatic developments, war, terrorism or natural disasters; and

•	other factors that are difficult to predict.
A reduction in our assets under management could adversely affect the asset and performance based fees payable to our Affiliates and, ultimately, our financial condition and results of operations.
Our industry is highly competitive.
Our Affiliates compete with a broad range of domestic and foreign investment management firms, including public, private and client-owned investment advisers, firms managing passively-managed products, as well as other firms managing active, return-oriented strategies, firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds and other entities. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management, and many of these firms offer an even broader array of products and services in particular investment strategies. Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets. We believe that our Affiliates’ ability to compete effectively with other firms depends upon our Affiliates’ strategies, investment performance, reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors. See “Competition” in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates may also compete with each other for clients. Our Affiliates represent a diverse group of boutique investment management firms with predominantly active, return-oriented strategies, rather than passively-managed products, which typically carry lower fee rates. Changes in investor risk tolerance or investment preferences, such as the continued growth in passively-managed products, could result in investor allocation away from active, return-oriented strategies.
The market for acquisitions of interests in boutique investment management firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies and investment management firms, also invest in or buy boutique investment management firms and may have significantly greater resources than we do. Further, our innovative partnership approach with our Affiliates is designed to provide succession planning and enhanced incentives for management owners, while enabling us to protect our interests, including through structured partnership interests and long-term employment agreements with key members of the firm. Target investment management firms may prefer investments in their firms under terms and structures offered by our competitors. We cannot guarantee that we will be able to compete effectively with such companies, that new competitors will not enter the market, or that such competitors will not make it more difficult or not feasible for us to maintain existing investments or to make new investments in boutique investment management firms.
Our growth strategy depends in part upon our ability to make investments in new boutique investment management firms or additional investments in our existing Affiliates.
Our continued success in investing in boutique investment management firms will depend upon our ability to find suitable firms in which to invest or make additional investments in our existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. Further, the success of these investments depends on our and our Affiliates’ ability to grow their businesses and carry out their management succession plans. In addition, our investments involve a number of risks, including the existence of unknown liabilities that may arise after making an investment. We may not be successful in making investments in such firms, and any firms we do invest in may not have favorable operating results following our investment, which could have an adverse effect on our financial condition and results of operations.
Equity markets and our common stock have been volatile.
The market price of our common stock has experienced and may continue to experience volatility, and the broader equity markets have experienced and may continue to experience significant price and volume fluctuations. In addition, announcements of our financial and operating results or other material information, including changes in net client cash flows and assets under management, changes in our financial guidance or our failure to meet such guidance, changes in general conditions in the economy or the financial markets, and other developments affecting us, our Affiliates or our competitors, as well as geopolitical, regulatory, economic, and business factors unrelated to us, could cause the market price of our common stock to fluctuate substantially.

If our or our Affiliates’ reputations are harmed, we could suffer losses in our business and financial results.
Our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders, our ability to compete for future investment opportunities, and our and our Affiliates’ reputations among existing and potential clients. Our and our Affiliates’ reputations are critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us, our Affiliates or our respective employees to comply with applicable laws, rules or regulations, errors in our public reports, perceptions of our or our Affiliates’ environmental, social and governance practices, threatened or actual litigation against us, any of our Affiliates or our respective employees, cyber-attack or data breach incidents, or the public announcement and potential publicity surrounding any of these events, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our or our Affiliates’ reputations and their relationships with clients, our relationships with our Affiliates, and our ability to negotiate agreements with new boutique investment management firms, any of which could have an adverse effect on our financial condition and results of operations.
Our and our Affiliates’ businesses are highly regulated.
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. retail distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1. Applicable laws, rules and regulations impose requirements, restrictions and limitations on our and our Affiliates’ businesses, and compliance with these laws, rules and regulations can result in significant expense. Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations or new or revised interpretations, guidance or enforcement priorities. Any determination of a failure to comply with applicable laws, rules or regulations could expose us, our Affiliates or our respective employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, any of which could have an adverse impact on our stock price, financial condition and results of operations. Further, if we, any of our Affiliates or our respective employees were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our stock price and result in increased costs, even if we, our Affiliates or our respective employees were found not to have violated such laws, rules or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate, which could adversely affect our and our Affiliates’ businesses, increase compliance costs, require that we or our Affiliates curtail operations or investment offerings, or impact our and our Affiliates’ access to capital and the market for our common stock. In the U.S., the SEC recently adopted regulations that created additional reporting requirements for advisers and mutual funds, and adopted Rule 22e-4 under the Investment Company Act that added compliance obligations for mutual funds in the area of liquidity management. Further, in 2018, the SEC proposed Regulation Best Interest, which would enhance the conduct standards applicable to broker-dealers when making investment recommendations and could impact the ability of broker-dealers and other intermediaries to distribute our and our Affiliates’ products. In addition, the SEC released proposed guidance on the fiduciary standard for advisers that could alter the requirements for advisers. In the European Union, regulators continue to consider whether asset managers or funds, or certain asset management products or activities, should be designated as “systemically important” and, therefore, subject to additional regulation. The European Union has also instituted the revised Markets in Financial Instruments Directive (“MiFID II”), effective beginning in January 2018, which requires the unbundling of research and execution charges for trading and which may result in increased costs for us and our Affiliates. We and certain of our Affiliates are also subject to the European Union’s new General Data Protection Regulation, which expanded data protection rules for individuals within the European Union and for personal data exported outside the European Union. Our and our Affiliates’ businesses may also be impacted by regulatory and other developments relating to the UK’s planned exit from the European Union, which could impact our or our Affiliates’ ability to conduct operations pursuant to a European passport and could require us or certain of our Affiliates to apply for regulatory authorization and permission in a separate European Union member state. The process and terms of the UK’s exit from the European Union could also lead to legal uncertainty and potentially divergent national laws and regulations in the UK that could introduce additional complexities to our and our Affiliates’ global operations, any of which could limit our and our Affiliates’ businesses, result in increased compliance costs and expenses, and expose us and our Affiliates to potential fines and penalties. Further, in recent years, regulators in the U.S., the UK and other jurisdictions have expanded rules and devoted greater resources and attention to the enforcement of anti-bribery and anti-money laundering laws, and while we and our

Affiliates have developed and implemented policies and procedures designed to ensure compliance with these rules, such policies and procedures may not be effective in all instances to prevent violations.
Our and our Affiliates’ international operations are subject to foreign risks, including political, regulatory, economic and currency risks.
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based outside the U.S. Accordingly, we and certain of our Affiliates are subject to risks inherent in doing business internationally, in addition to the risks that our businesses face more generally. These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. For example, our and our Affiliates’ businesses may be impacted by the terms of the UK’s exit from the European Union, which could result in fluctuations in exchange rates, disruptions in the capital markets, changes in investor risk tolerance or investment preferences, increased compliance and administrative costs, or other impacts. As part of our and certain of our Affiliates’ planning for the UK’s exit from the European Union, we and such Affiliates have implemented a number of steps to prepare for the various potential outcomes, including plans to establish distribution offices in separate European Union member states and applying for additional licenses and permissions. While we do not expect the UK’s exit from the European Union to have a significant impact on the way we or our Affiliates operate, these plans and developments could result in increases to our and such Affiliates’ compliance and administrative costs. In addition, as a result of operating internationally, certain of our Affiliates and our global distribution subsidiaries are subject to requirements under foreign regulations to maintain minimum levels of capital, and such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital, repayment of intercompany loans and payment of distributions to us. These or other risks related to our and our Affiliates’ international operations may have an adverse effect on our business, financial condition and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition and results of operations.
We are subject to income taxes as well as non-income-based taxes in the U.S. and certain foreign jurisdictions, and our Affiliates are generally subject to taxes in the jurisdictions in which they operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals. Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings in countries with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices and interpretations. For example, in December 2017, changes in U.S. tax laws were enacted, which significantly revised the U.S. corporate income tax laws. Although the impact of these changes was beneficial to our results of operations, primarily due to lower U.S. tax rates, portions of the regulations have not yet been finalized, and the U.S. Treasury, as well as federal and state tax authorities, could issue further rules, interpretations and guidance, the timing and substance of which are uncertain. This legislation could also be subject to potential amendments and technical corrections, which could have retroactive effect. Further, a portion of our earnings are from outside of the U.S., and the foreign government agencies in jurisdictions in which we do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Co-operation and Development (OECD), which includes recommendations that may be adopted in various jurisdictions in which we and our Affiliates do business. Any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information relating to the recent U.S. tax legislation or otherwise, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition and results of operations.
In addition, we and our Affiliates may be subject to tax examinations by certain federal, state and foreign tax authorities. We regularly assess the likely outcomes of examinations that we are subject to, in order to determine the appropriateness of our tax provision; however, tax authorities may disagree with certain positions we have taken or may take, and may assess additional taxes and/or penalties and interest. There can be no assurance that we will accurately predict the outcomes of any examinations and the actual outcomes could have an adverse impact on our financial condition and results of operations.

Our Affiliates’ autonomy limits our ability to alter their management practices and policies, and we may be held responsible for liabilities incurred by certain of our Affiliates.
Our operating agreements with our Affiliates provide for governance structures that give Affiliate management the authority to manage and operate their businesses on a day-to-day basis, and we generally are not directly involved in managing those activities, including investment management operations, fee levels, marketing, product development, client relationships, employee matters, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates, where weaknesses or failures in internal processes or systems, legal or regulatory matters, or other operational challenges could lead to a disruption or cessation of our Affiliates’ operations, liability to their clients, exposure to claims or disciplinary action or reputational harm.
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent). Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Further, we also conduct distribution, sales and marketing activities through our U.S. retail distribution subsidiary and our global distribution subsidiaries, to extend the reach of our Affiliates’ own business development efforts, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates, could result in direct liability to us. Accordingly, we and our Affiliates may face various claims, litigation or complaints from time to time and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. A judgment in excess of available insurance coverage could have an adverse effect on our financial condition and results of operations.
We and our Affiliates may be involved in legal proceedings and regulatory matters from time to time, any one or combination of which could have an adverse effect on our reputation, financial condition and results of operations.
From time to time in the ordinary course of business, we and our Affiliates may be subject to various legal matters, including litigation, regulatory inquiries and administrative proceedings, which could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources. While we and our Affiliates maintain insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage or that such coverage will continue to be available with sufficient limits and at a reasonable cost. The public announcement and potential publicity surrounding any legal proceedings or regulatory matters, as well as any judgments, findings, settlements or allegations of wrongdoing, could adversely affect our or their reputation, current and future business relationships, financial condition and results of operations.
The structure of our partnership interests in our Affiliates may expose us to unanticipated changes in Affiliate revenue, operating expenses and other commitments, which we may not anticipate and may have limited ability to control.
For a majority of our Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to us, while using the remainder of its revenue for operating expenses and for distributions to Affiliate management. In these types of structures, while our distributions generally have priority, our agreed allocations may not anticipate changes in the revenue and operating expense base of the Affiliate, and the revenue remaining after our specified share is allocated to us may not be large enough to cover all of the Affiliate’s operating expenses, which could result in a reduction of the amount allocated to us or could negatively impact the Affiliate’s operations and prospects.
For other Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows us to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes us to any decrease in revenue or any increase in such expenses. The degree of our exposure to expenses from these structured partnership interests varies by Affiliate and includes Affiliates in which we fully share in the expenses of the business. In these types of structures, we may have limited or no ability to control the level of expenses at the Affiliate, and our distributions generally do not have priority. Further, the impact of Affiliate expenses on our earnings and our stock price could increase if the portion of our earnings derived from such Affiliates increases.
As a result of these factors, unanticipated changes in revenue, operating expenses or other commitments at any of our Affiliates could leave the Affiliate with a shortfall in remaining funds for distribution to us or Affiliate management, or for funding their operations. Changes in the global marketplace in particular could result in rapid changes to our Affiliates’ earnings or expenses, and our Affiliates may be unable to make appropriate expense reductions in a timely manner to respond to such changes. Any of these developments could have an adverse effect on our financial condition generally and on our results of operations for the applicable reporting period.
Additionally, regardless of the particular structure, we may elect to defer or forgo the receipt of our share of an Affiliate’s revenue or earnings, or to adjust any agreed-upon expenses allocated to us, to permit the Affiliate to fund expenses in light of unanticipated changes in revenue or operating expenses, with the aim of maximizing the long-term benefits. We cannot be certain that any such deferral or forbearance would be of any greater long-term benefit to us, and such a deferral or forbearance may have an adverse effect on our near- or long-term financial condition and results of operations.
We may restructure our relationships with our Affiliates, and cannot be certain that any such restructurings will benefit us in the near- or long-term.
From time to time, we may restructure our relationships with our Affiliates, which could, among other things, include changes to our structured partnership interests, including changes in our ownership level and in the calculation of our share of revenue and/or operating expenses. Such restructurings may be done in order to address an Affiliate’s succession planning, changes in its revenue or operating expense base, strategic planning or other developments. Any restructuring of our interest in an Affiliate may result in increased exposure to changes in the Affiliate’s revenue and/or operating expenses, or in additional investments or commitments from us, or could increase or reduce our interest in the Affiliate, which in some cases could result in the full divestment of our interest or in our acquisition of all of the equity interests of the Affiliate. In addition, certain of our equity method Affiliates have customary rights in certain circumstances to sell a majority interest in their firm to a third-party and to cause us to participate in such sale. Any such changes could have an adverse impact on our financial condition and results of operations.
We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our financial condition and results of operations.
As of December 31, 2018, our total assets were $8.2 billion, of which $3.9 billion were intangibles, and $2.8 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, losses of investment management contracts or declines in the value of managed assets. An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations. Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise judgment. For additional information, see Notes 12 and 13 of the Consolidated Financial Statements, as well as the related discussions in the Critical Accounting Estimates and Judgments section contained elsewhere in this Annual Report on Form 10-K.
The failure to consummate announced investments in new boutique investment management firms could have an adverse effect on our financial condition and results of operations.
The consummation of our announced investments is generally subject to a number of closing conditions, contingencies and approvals, including, but not limited to, obtaining certain consents of the boutique investment management firm’s clients and applicable regulatory approvals. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock to the extent that the then-current market price reflects a market assumption that we will complete the announced transaction. In addition, the fact that a transaction did not close after we announced it publicly may negatively affect our prospects and our ability to consummate transactions in the future. Finally, we must pay costs related to these investments, including transaction fees, even if the investments are not completed, which may have an adverse effect on our financial condition and results of operations.

We expect that we will need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in new boutique investment management firms and additional investments in our existing Affiliates may require additional capital. Further, we have significant repurchase obligations relating to Affiliate equity interests, and because these obligations are conditional and dependent upon the individual equity holder’s decision to sell his or her equity, it is difficult to predict the frequency and magnitude of these repurchases (our Redeemable non-controlling interests on our Consolidated Balance Sheets as of December 31, 2018 was $833.7 million, which includes $91.0 million of Affiliate sponsored consolidated products primarily attributable to third-party investors). We may also call all or a portion of these equity interests upon, among other events, the termination of an equity holder’s employment, although these rights may be limited or suspended in certain circumstances. We also have committed to co-invest in certain investment partnerships, which may be called in future periods. See Notes 10, 19 and 20 of the Consolidated Financial Statements for additional information.

These obligations may require more cash than is then available from our existing cash resources and cash flow from operations. Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.
As of December 31, 2018, we had outstanding senior debt and convertible securities of $2.0 billion. Our level of indebtedness may increase if we fund future investments or other expenses through borrowings. Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flow from operations to payments on our indebtedness.
The financing activities described above could increase our Interest expense, decrease our Net income (controlling interest) or dilute the interests of our existing stockholders. In addition, our access to additional capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. We are rated A3 by Moody’s Investors Service and A- by S&P Global Ratings. The rating agencies could decide to modify their outlook or downgrade our ratings or the ratings of the entire investment management industry, thereby making it difficult for us to access the capital markets. A reduction in our credit ratings could increase our borrowing costs under our credit facilities. Such a reduction could also require us to post additional collateral or, in certain cases, give rise to a termination right by the counterparty under our derivative financial instruments. Further, our variable rate indebtedness may use the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past, and although we have included contractual provisions in our credit facilities that anticipate these potential changes, the consequences cannot be entirely predicted and could result in an increase in the cost of our variable rate indebtedness.
Our debt agreements impose certain covenants relating to the conduct of our business, including financial covenants under our credit facilities, any breach of which could result in the acceleration of the repayment of any amounts borrowed or outstanding thereunder.
Our credit facilities require us to maintain specified financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio, and also contain customary affirmative operating covenants and negative covenants that, among other things, place certain limitations on our and our subsidiaries’ ability to incur debt, merge or transfer assets and on our ability to create liens. The indentures governing our senior notes also contain restrictions on our ability to merge or transfer assets and on our ability to create liens. The breach of any covenant (either due to our actions or omissions or, in the case of financial covenants, due to a significant and prolonged market driven decline in our operating results) could result in a default under the applicable debt agreement. In the event of any such default, lenders that are party to our credit facilities could refuse to make further extensions of credit to us. Further, in the event of certain defaults, amounts borrowed under our credit facilities and/or outstanding under our senior notes, together with accrued interest and other fees, could become immediately due and payable. If any indebtedness under our credit facilities or the indentures governing our senior notes were to become subject to accelerated repayment, we may not have sufficient liquid assets to repay such indebtedness in full.
Market risk management activities may adversely affect our liquidity and results of operations.
From time to time, we and our Affiliates seek to offset exposure to changes in interest rates, foreign currency exchange rates and markets by entering into derivative financial instruments. For example, during 2018, we entered into two separate pound sterling-denominated forward foreign currency contracts, as well as two separate collar contracts with the same counterparty for the same notional amounts and expiration dates as each of the forward contracts, which were designated as net investment hedges against fluctuations in exchange rates on certain of our investments in Affiliates with the pound sterling as their functional currency. See Note 9 of the Consolidated Financial Statements for additional information. The scope of these risk management activities is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates and other changing market conditions. We and our Affiliates do not seek to hedge exposure in all currencies or all investments, which means that exposure to certain market risks is not limited. Further, the use of derivative financial instruments does not entirely eliminate the possibility of fluctuations in the value of the underlying position or prevent losses if the value of the position declines, and also can limit the opportunity for gain if the value of the position increases. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, while hedging arrangements may reduce certain risks, such arrangements themselves may entail other risks, may generate significant transaction costs, and may require the posting of cash collateral. For example, if our or our Affiliates’ counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our liquidity and results of operations could be adversely impacted.
We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.
We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investment opportunities. We generally do not have employment agreements with our executive officers, although each has a significant deferred equity interest in the Company and is subject to non-solicitation and non-competition restrictions that may be triggered upon their departure. While we have succession plans in place for members of our executive and senior management team, there is no guarantee that these officers will remain with the Company. Changes in our management team may be disruptive to our business, and failure to attract and retain members of our executive or senior management team, or to effectively implement and manage appropriate succession plans, could adversely affect our business, financial condition and results of operations.
In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years. These principals often are primarily responsible for their firm’s investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition and employment agreements in an effort to retain key personnel, there is no guarantee that these principals will remain with their firms. Since certain of our Affiliates contribute significantly to our revenue, the loss of key personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition and results of operations.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our asset and performance based fees from clients pursuant to investment management contracts. While certain of our Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If clients terminate their investment management contracts or withdraw a substantial amount of managed assets, it is likely to harm our results of operations. In addition, investment management contracts with mutual funds or other retail products are subject to annual approval by the fund’s board of directors.
Our or our Affiliates’ controls and procedures and risk management policies may be inadequate, fail or be circumvented, and operational risk could adversely affect our or our Affiliates’ reputation and financial position.
We and our Affiliates have adopted various controls, procedures, policies and systems to monitor and manage risk in our and their businesses. While we currently believe that our and our Affiliates’ operational controls are effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external risks in our and our Affiliates’ various businesses. Furthermore, we or our Affiliates may have errors in business processes or fail to implement proper procedures in operating our respective businesses, which may expose us or our Affiliates to risk of financial loss or failure to comply with regulatory requirements. Additionally, although we and our Affiliates have systems and practices in place to monitor third-party service providers, such third parties are subject to similar risks. We and our Affiliates, as well as our respective service providers, are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies and procedures. The financial and reputational impact of control failures can be significant.

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
Our and our Affiliates’ businesses are reliant upon financial, accounting and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisers, regulators, vendors and other third parties. The failure to implement, maintain and safeguard an infrastructure commensurate with the size and scope of our and our Affiliates’ businesses could impede productivity and growth, which could adversely impact our financial condition and results of operations. Further, we and our Affiliates rely on third parties for certain aspects of our respective businesses, including financial intermediaries, providers of technology infrastructure, and other service providers such as broker-dealers, custodians, administrators and other agents, and these parties are susceptible to similar risks.
Although we and our Affiliates take protective measures and endeavor to modify them as circumstances warrant, computer systems, software, networks and mobile devices may be vulnerable to cyber-attacks, data privacy or security breaches, ransomware, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. Further, although we and our Affiliates have systems and practices in place to monitor the third parties on whom we and our Affiliates rely, such third parties may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-attacks, data breaches or other incidents. If any such events occur, it could jeopardize confidential, proprietary or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely. The occurrence of any such events could also result in litigation or regulatory action. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have an adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and we or our Affiliates may be subject to litigation, regulatory investigations and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain. Further, recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks and data privacy breaches, and have resulted in heightened security requirements, including additional regulatory expectations for oversight of vendors and service providers. For example, the European Union’s new General Data Protection Regulation became effective in May 2018, and similar regulations are being considered in other jurisdictions.
Provisions in our organizational documents, Delaware law and other factors could delay or prevent a change in control of the Company.
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

Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. Further, given our long-term partnership approach with our Affiliates, which is designed to preserve their investment and operational autonomy and independence, a change in control may also be viewed negatively by our Affiliates, impacting their relationships with us. Additionally, the disposition of certain of our Affiliates following a change in control could result in the immediate realization of taxes owed on any excess proceeds above our tax basis in the relevant Affiliate, which could impact the valuation a third-party may apply to us in a change in control.

In addition, a change in control of the Company may constitute a change in control for certain of our Affiliates for purposes of the Advisers Act and the Investment Company Act. In that case, absent client consents, the Affiliate’s management agreements may be deemed to be “assigned” in violation of the agreement and, for mutual fund clients, will terminate. We cannot be certain that a particular change in control transaction would not result in a termination or deemed assignment of our Affiliates’ management agreements or that any required consents (which the impacted Affiliates would need to be involved in requesting) would be obtained if such a change of control occurs.

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
We and our Affiliates routinely execute transactions with various counterparties in the financial services industry. Historical and recent market volatility highlights the interconnection of the global markets and demonstrates how the deteriorating financial condition of one or more institutions may materially and adversely impact the performance of other institutions. We and our Affiliates may be exposed to credit, operational or other risk in the event that a counterparty with whom we or our Affiliates transact defaults on its obligations, or if there are other unrelated systemic failures in the markets.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We conduct our operations around the world using a combination of leased and owned facilities. While we believe we have suitable property resources currently, we will continue to evaluate our property needs and will adjust these resources as necessary.
Our principal offices are located at 777 South Flagler Drive, West Palm Beach, Florida; 600 Hale Street, Prides Crossing, Massachusetts; 35 Park Lane, London, England; and 600 Steamboat Road, Greenwich, Connecticut. We and our Affiliates also each lease office space in the city or cities in which we conduct business, as appropriate for our respective business needs.

Item 3.	Legal Proceedings
Governmental and regulatory authorities in the U.S. and other jurisdictions in which we and our Affiliates operate regularly make inquiries and administer examinations with respect to our and our Affiliates’ compliance with applicable laws and regulations, and from time to time, we and our Affiliates may be parties to various claims, lawsuits, complaints, regulatory investigations and other proceedings in the ordinary course of business.
Currently, there are no such claims, lawsuits, complaints, regulatory investigations or other proceedings against us or our Affiliates that, in our opinion, would have a material adverse effect on our financial position, liquidity or results of operations. However, there is no assurance as to whether or not any such matters could arise or have a material effect on our or our Affiliates’ financial position, liquidity or results of operations in any future reporting period.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (symbol: AMG). As of February 19, 2019, there were 14 stockholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2018	—	$—	—	$—	2,509,344
November 1-30, 2018	—	—	—	—	2,509,344
December 1-31, 2018	766,016	98.61	766,016	98.61	1,743,328
Total	766,016	98.61	766,016	98.61
____________________________

(1)	Includes shares surrendered, if any, to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions.

(2)
Our Board of Directors authorized share repurchase programs in January 2019, January 2018 and January 2017, authorizing us to repurchase up to 3.3 million, 3.4 million and 1.9 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of December 31, 2018, we had repurchased all of the shares of the January 2017 authorized amount. As of the January 2019 authorization, there were a total of 5.0 million shares remaining available for repurchase under the January 2019 and January 2018 programs.

Performance Graph
The following graph compares the cumulative stockholder return on our common stock from December 31, 2013 through December 31, 2018, with the cumulative total return, during the same period, on the Standard & Poor’s 500 Index and a peer group comprising AllianceBernstein Holding L.P., Ameriprise Financial, Inc., BlackRock, Inc., Eaton Vance Corp., Franklin Resources, Inc., Invesco Ltd., Lazard Ltd., Legg Mason, Inc. and T. Rowe Price Group, Inc. (collectively, the “Peer Group”). The comparison below assumes the investment of $100 on December 31, 2013 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Affiliated Managers Group, Inc., the S&P 500 Index,
and a Peer Group

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/13
12/14
12/15
12/16
12/17
12/18
Affiliated Managers Group, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data
The following table presents selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in millions, except as noted and per share data)	2014	2015	2016	2017	2018
Operating Performance Measures
Assets under management (in billions)	$620.2	$611.3	$688.7	$836.3	$736.0
Average assets under management (in billions)	585.9	623.9	655.6	779.2	819.9
Aggregate fees	4,203.1	4,140.1	4,296.3	5,545.8	5,442.4
Financial Performance Measures
Consolidated revenue	$2,510.9	$2,484.5	$2,194.6	$2,305.0	$2,378.4
Net income (controlling interest)	433.9	509.5	472.8	689.5	243.6
Earnings per share (diluted)	$7.70	$9.17	$8.57	$12.03	$4.52
Dividends per share	$—	$—	$—	$0.80	$1.20
Supplemental Financial Performance Measures(1)
Adjusted EBITDA (controlling interest)	$900.8	$942.2	$945.5	$1,116.2	$961.8
Economic net income (controlling interest)	629.2	687.2	703.6	824.4	780.7
Economic earnings per share	$11.18	$12.47	$12.84	$14.60	$14.50
Balance Sheet Data
Total assets	$7,683.5	$7,769.4	$8,749.1	$8,702.1	$8,219.1
Long-term debt	1,880.3	1,879.4	2,109.6	1,854.7	1,829.6
Redeemable non-controlling interests	645.5	612.5	673.5	811.9	833.7
Total equity	3,643.2	3,769.1	4,426.5	4,578.5	4,134.9
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
Executive Overview
The following executive overview summarizes the significant trends affecting our results of operations and financial condition. This overview and the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of our existing Affiliates, as well as through investments in new Affiliates and additional investments in our existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of December 31, 2018, our aggregate assets under management were $736.0 billion in more than 500 investment products across a broad range of active, return-oriented strategies.
Under accounting principles generally accepted in the U.S. (“GAAP”), we are required to consolidate certain of our Affiliates and use the equity method of accounting for others. Whether we consolidate an Affiliate or use the equity method of accounting, we maintain the same partnership approach and provide support and assistance in substantially the same manner for all of our Affiliates. Furthermore, all of our Affiliates are boutique investment managers and are impacted by similar marketplace factors and industry trends. Therefore, our key aggregate operating performance measures, which include the assets under management and fees of all of our Affiliates whether consolidated or accounted for under the equity method, are important in providing management with a more comprehensive view of the operating performance and material trends across our entire business.
The following table presents our key operating performance measures:

	For the Years Ended December 31,
(in billions, except as noted)	2017	2018	% Change
Assets under management	$836.3	$736.0	(12)%
Average assets under management	779.2	819.9	5%
Aggregate fees (in millions)(1)	5,545.8	5,442.4	(2)%
_____________________

(1)	Aggregate fees is provided in addition to, but not as a substitute for, our financial performance measures.
Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s results in our operating performance measures and Consolidated Financial Statements. Average assets under management provides a more meaningful relationship to our operating performance measures and financial results, as it reflects both the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate's results in our operating performance measures and Consolidated Financial Statements. For certain of our equity method Affiliates, we report aggregate fees and the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears.

Assets under Management
Through our Affiliates, we manage active, return-oriented strategies, rather than passively-managed products, which typically carry lower fee rates. We continue to see client demand for active, return-oriented strategies, particularly in alternative strategies and multi-asset strategies, reflecting continued investor demand for returns that are less correlated to traditional equity and fixed income markets. However, broad declines in equity markets in the three months ended December 31, 2018 resulted in significant declines in the value of our assets under management and an increase in net client cash outflows, particularly from liquid alternative strategies and global equity strategies by retail clients. In addition, investor demand for passively-managed products has continued, particularly for the large cap U.S. equity portions of client portfolios, and we experienced outflows in U.S. equity strategies during the year consistent with this industry-wide trend.
We expect client demand for illiquid alternative strategies and multi-asset strategies to continue and demand for global equity strategies and liquid alternative strategies to improve from the three months ended December 31, 2018. We believe the best-performing active equity managers (whether global-, regional-, or country-specific) will continue to have significant opportunities to grow from net client cash flows. We believe we are well positioned to benefit from these trends.

The following charts present information regarding the composition of our assets under management by active, return-oriented strategy as of December 31, 2017 and 2018:

Assets under Management by Strategy
(in billions)
_____________________

(1)
Alternatives primarily include assets under management in liquid and illiquid alternative strategies. Alternative strategies generate earnings from (i) asset based fees from products subject to lock-ups or similar restrictions, (ii) asset based fees from products not subject to such restrictions and/or (iii) performance based fees and carried interest.

(2)	Global equities include emerging markets strategies, which accounted for 9% and 8% of our aggregate assets under management as of December 31, 2017 and 2018, respectively.

The following table presents changes in our assets under management by active, return-oriented strategy:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Other	Total
December 31, 2017	$324.0	$293.4	$116.1	$102.8	$836.3
Client cash inflows and commitments	55.1	44.1	18.8	18.1	136.1
Client cash outflows	(51.9)	(52.0)	(27.8)	(16.9)	(148.6)
Net client cash flows	3.2	(7.9)	(9.0)	1.2	(12.5)
Market changes	(18.1)	(34.0)	(7.5)	(1.2)	(60.8)
Foreign exchange(1)	(2.9)	(5.8)	(0.4)	(1.5)	(10.6)
Realizations and distributions (net)	(8.1)	(0.5)	(0.5)	(0.1)	(9.2)
Other(2)	(4.6)	(1.4)	(1.1)	(0.1)	(7.2)
December 31, 2018	$293.5	$243.8	$97.6	$101.1	$736.0
__________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)	Other primarily includes the assets under management attributable to Affiliate product transitions and transfers of our interests in our Affiliates.
The following charts present information regarding the composition of our assets under management by client type as of December 31, 2017 and 2018:
Assets under Management by Client Type
(in billions)

The following table presents changes in our assets under management by client type:

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2017	$488.6	$232.7	$115.0	$836.3
Client cash inflows and commitments	63.4	56.2	16.5	136.1
Client cash outflows	(64.1)	(66.9)	(17.6)	(148.6)
Net client cash flows	(0.7)	(10.7)	(1.1)	(12.5)
Market changes	(34.1)	(22.0)	(4.7)	(60.8)
Foreign exchange(1)	(5.8)	(4.0)	(0.8)	(10.6)
Realizations and distributions (net)	(7.9)	(0.9)	(0.4)	(9.2)
Other(2)	(7.2)	0.3	(0.3)	(7.2)
December 31, 2018	$432.9	$195.4	$107.7	$736.0
_________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)	Other primarily includes the assets under management attributable to Affiliate product transitions and transfers of our interests in our Affiliates.

In addition to assets under management, we also report average assets under management. This measure provides a more meaningful relationship to aggregate fees as it reflects both the particular billing patterns of Affiliate sponsored products and client accounts and corresponds with the timing of the inclusion of an Affiliate’s results in our operating performance measures and Consolidated Financial Statements. Average assets under management was $819.9 billion in 2018, an increase of $40.7 billion or 5% compared to 2017.

Aggregate Fees

Aggregate fees consists of the total asset and performance based fees earned by all of our Affiliates. Asset based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance based fees are based on investment performance, typically on an absolute basis or relative to a benchmark, and are recognized when they are earned (i.e., when they become billable to customers and are not subject to claw-back). Performance based fees are generally billed less frequently than asset based fees, and although performance based fees inherently depend on investment performance and will vary from period to period, we anticipate performance based fees will be a recurring component of our aggregate fees.

Aggregate fees are generally determined by the level of our average assets under management, the composition of these assets across our active, return-oriented strategies that realize different asset based fee ratios, and performance based fees. Our asset based fee ratio is calculated as asset based fees divided by average assets under management.

Aggregate fees were $5,442.4 million in 2018, a decrease of $103.4 million or 2% as compared to 2017. The decrease in our aggregate fees was primarily due to a decrease in performance based fees of $213.5 million or 4% as a result of a broad decline in equity markets in the three months ended December 31, 2018, which resulted in negative performance for most asset classes. The decrease from performance based fees was partially offset by an increase in asset based fees of $90.5 million or 2%. The increase in asset based fees was primarily due to a 5% increase in our average assets under management (primarily alternative strategies and global equities strategies), partially offset by a 3% decline in our asset based fee ratio due to a change in the composition of our average assets under management and fee rate reductions at certain Affiliate products. The decrease in aggregate fees was also partially offset by a $19.6 million or less than 1% increase from our adoption of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2017	2018	% Change
Net income (controlling interest)	$689.5	$243.6	(65)%
Adjusted EBITDA (controlling interest)(1)	1,116.2	961.8	(14)%
Economic net income (controlling interest)(1)	824.4	780.7	(5)%
__________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments, and adjustments to our contingent payment arrangements. While our aggregate fees decreased $103.4 million or 2% in 2018, our Adjusted EBITDA (controlling interest) decreased $154.4 million or 14%. This decrease was primarily due to decreases in performance based fees, which were predominantly at our equity method Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, when performance based fees decline the percentage impact is greater on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue. The decrease in our Adjusted EBITDA (controlling interest) was also due to a decrease of $22.5 million in Investment and other income attributable to the controlling interest and a $20.0 million charitable contribution.
While Adjusted EBITDA (controlling interest) decreased $154.4 million or 14% in 2018, our Net income (controlling interest) decreased $445.9 million or 65%. This decrease was primarily due to a $207.6 million (net of tax) increase in expenses to reduce the carrying value to fair value of one of our non-U.S. alternative Affiliates and to reduce the carrying value to zero of one of our U.S. alternative Affiliates, both accounted for under the equity method. This decrease was also due to a $194.1 million one-time tax benefit recognized in 2017 as a result of changes in U.S. tax laws, primarily due to the re-measurement of our deferred tax assets and liabilities, which did not recur in 2018. These decreases were partially offset by a lower U.S. corporate income tax rate from the changes in U.S. tax laws and a $7.2 million or 8% reduction in Interest expense.
We consider Economic net income (controlling interest) to be an important measure of our financial performance, as we believe it best represents our performance after tax and before our share of non-cash expenses relating to our acquisition of interests in our Affiliates. While Adjusted EBITDA (controlling interest) decreased $154.4 million or 14% in 2018, our Economic net income (controlling interest) decreased $43.7 million or 5%, primarily due to a reduction in our effective tax rate from changes in U.S. tax laws and a $28.2 million tax benefit recognized on the liquidation of the U.S. alternative Affiliate accounted for under the equity method.
Results of Operations
The following discussion includes the financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our Consolidated revenue, Consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported (net of intangible amortization and impairments) in Equity method income (loss) (net).
Consolidated Revenue
Our Consolidated revenue is derived from our consolidated Affiliates, primarily from asset and performance based fees from investment management services. For these Affiliates, we typically use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. Consolidated revenue is generally determined by the level of our consolidated Affiliate average assets under management, the composition of these assets across our Affiliate sponsored products and client accounts that realize different asset based fee ratios, and performance based fees.
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2016	2017	% Change	2018	% Change
Consolidated Affiliate average assets under management (in billions)	$373.4	$406.5	9%	$419.6	3%
Consolidated revenue	$2,194.6	$2,305.0	5%	$2,378.4	3%

Our Consolidated revenue increased $73.4 million or 3% in 2018, due to a $52.6 million or 2% increase from asset based fees, a $19.6 million or less than 1% increase from our adoption of ASU 2014-09, Revenue from Contracts with Customers and a $1.2 million increase from performance based fees. The increase in asset based fees was due to a 3% increase in consolidated Affiliate average assets under management, primarily in our alternative strategies and multi-asset and other strategies. The increase in asset based fees was partially offset by a 1% decline in our asset based fee ratio due to a change in the composition of our average assets under management.

Our Consolidated revenue increased $110.4 million or 5% in 2017, due to a $129.1 million or 6% increase from asset based fees, partially offset by a $18.7 million or 1% decrease from performance based fees. The increase in asset based fees was due to a 9% increase in consolidated Affiliate average assets under management, primarily in our global equity strategies and multi-asset and other strategies. The increase in asset based fees was partially offset by a 3% decline in our consolidated Affiliate asset based fee ratio due to a change in the composition of our average assets under management.
Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2016	2017	% Change	2018	% Change
Compensation and related expenses	$932.4	$979.0	5%	$987.2	1%
Selling, general and administrative	398.1	373.1	(6)%	417.7	12%
Intangible amortization and impairments	110.2	86.4	(22)%	114.8	33%
Interest expense	91.7	87.8	(4)%	80.6	(8)%
Depreciation and other amortization	19.5	20.3	4%	22.0	8%
Other expenses (net)	43.3	58.0	34%	69.7	20%
Total consolidated expenses	$1,595.2	$1,604.6	1%	$1,692.0	5%
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates in which we share in revenue without regard to expenses. For these Affiliates, the amount of expenses attributable to the non-controlling interests, including compensation, is generally determined by the percentage of revenue allocated to expenses as part of the structured partnership interests in place at the respective Affiliate. Accordingly, increases in revenue generally will increase a consolidated Affiliate’s expenses attributable to the non-controlling interest and decreases in revenue will generally decrease a consolidated Affiliate’s expenses attributable to the non-controlling interest.
Compensation and related expenses increased $8.2 million or 1% in 2018, primarily due to a $4.3 million or less than 1% increase in share-based compensation expense and a $3.0 million or less than 1% increase in compensation expenses associated with Affiliate equity transactions. These changes were primarily attributable to the controlling interest.
Compensation and related expenses increased $46.6 million or 5% in 2017, primarily due to a $35.0 million or 4% increase in compensation expenses at Affiliates and a $8.5 million or 1% increase in compensation expenses associated with Affiliate equity transactions. These changes were primarily attributable to the non-controlling interests.
Selling, general and administrative expenses increased $44.6 million or 12% in 2018, due to a $25.1 million or 7% increase in expenses related to the non-controlling interests, primarily due to an increase in investment research and other costs. This increase was also due to a $19.6 million or 5% increase in distribution-related expenses from our adoption of ASU 2014-09, Revenue from Contracts with Customers, also primarily attributable to the non-controlling interests.

Selling, general and administrative expenses decreased $25.0 million or 6% in 2017, primarily due to a $15.0 million or 4% decrease in expenses associated with legal claims and a $5.7 million or 1% reduction in distribution expenses related to commissions at certain of our UK Affiliates, both attributable to the non-controlling interests. The decrease was also due to a $5.8 million or 1% reduction in expenses related to wealth management initiatives attributable to the controlling interest.
Intangible amortization and impairments increased $28.4 million or 33% in 2018, due to a $30.1 million or 35% increase from a change in the pattern of economic benefit for certain assets, partially offset by a $1.7 million or 2% decrease from certain assets being fully amortized. These changes were primarily attributable to the controlling interest.
Intangible amortization and impairments decreased $23.8 million or 22% in 2017, due to a $16.0 million or 15% decrease from a change in the pattern of economic benefit for certain assets and a $7.8 million or 7% decrease from certain assets being fully amortized. These changes were primarily attributable to the controlling interest.
Interest expense decreased $7.2 million or 8% in 2018, primarily due to an $8.6 million or 10% decrease from the redemption of our 6.375% senior unsecured notes due 2042 in August 2017 and a $3.8 million or 4% decrease due to our pound sterling-denominated forward foreign currency contracts. These decreases were partially offset by a $4.0 million or 5% increase in interest expense on our credit facilities due to an increase in the applicable borrowing rates. These changes were attributable to the controlling interest.
Interest expense decreased $3.9 million or 4% in 2017, primarily due to a $5.3 million or 6% decrease from the redemption of our 6.375% senior unsecured notes due 2042 in August 2017. This change was attributable to the controlling interest.
There were no significant changes in Depreciation and other amortization in 2018 or 2017.
Other expenses (net) increased $11.7 million or 20% in 2018, primarily due to a $20.0 million or 34% increase in charitable contributions and a $3.0 million or 5% increase in rent expense. These increases were partially offset by a $6.3 million or 11% decrease in losses resulting from changes in the value of contingent payment arrangements and a $6.2 million or 11% decrease in expenses from changes in the value of Affiliate equity repurchase obligations. These changes were primarily attributable to the controlling interest.
Other expenses (net) increased $14.7 million or 34% in 2017, primarily due to a $9.3 million or 21% increase in losses resulting from the changes in the value of contingent payment arrangements, a $2.1 million or 5% increase in expenses from changes in the value of Affiliate equity repurchase obligations and a $2.0 or 5% increase in rent expense. These changes were primarily attributable to the controlling interest.
Equity Method Income (Loss) (Net)
When we do not own a controlling interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Our share of earnings or losses from these Affiliates, net of amortization and impairments, is included in Equity method income (loss) (net) in our Consolidated Statements of Income.

For a majority of these Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows us to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes us to any decrease in revenue or any increase in such expenses. The degree of our exposure to expenses from these structured partnership interests varies by Affiliate and includes Affiliates in which we fully share in the expenses of the business. We also use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses, and in this type of partnership interest, our contractual share of revenue generally has priority over distributions to Affiliate management.
Our equity method revenue is derived primarily from asset and performance based fees from investment management services. Equity method revenue incorporates the total asset and performance based fees earned by all of our equity method Affiliates and is generally determined by the level of our equity method Affiliate average assets under management, the composition of these assets across our Affiliate sponsored products and client accounts that realize different asset based fee ratios and performance based fees. Our equity method Affiliates manage a greater proportion of assets subject to performance based fees than our consolidated Affiliates and, as a result, our equity method revenue will generally have more performance based fees than Consolidated revenue.
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Years Ended December 31,
(in millions, except as noted)	2016	2017	% Change	2018	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$282.2	$372.7	32%	$400.3	7%
Equity method revenue(1)	$2,101.7	$3,240.8	54%	$3,064.0	(5)%

Financial Performance Measures
Equity method earnings	$388.0	$501.4	29%	$370.6	(26)%
Equity method intangible amortization and impairments	(59.2)	(199.2)	236%	(370.8)	86%
Equity method income (loss) (net)	$328.8	$302.2	(8)%	$(0.2)	(100)%
__________________________

(1)
Equity method revenue is an operating measure and is provided in addition to, but not as a substitute for, Equity method income (loss) (net) or other financial performance measures. Equity method revenue differs from the revenue of our equity method Affiliates reported in Note 13 to our Consolidated Financial Statements, as it does not include the financial impact of any consolidated sponsored investment products or other entities that may need to be consolidated by our equity method Affiliates under GAAP.

Our equity method revenue decreased $176.8 million or 5% in 2018, primarily due to a $214.7 million or 7% decrease from performance based fees due to a broad decline in equity markets in the three months ended December 31, 2018, which resulted in negative performance for most asset classes, partially offset by a $37.9 million or 1% increase from asset based fees. The increase in asset based fees was due to a 7% increase in equity method Affiliate average assets under management, partially offset by a 5% decline in our asset based fee ratio due to a change in the composition of our average assets under management and fee rate reductions at certain Affiliate products.
While equity method revenue decreased 5% in 2018, equity method earnings decreased $130.8 million or 26%, primarily due to the decline in performance based fees at our equity method Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, when performance based fees decline the percentage impact is greater on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue. The decrease was also due to an increase in expenses at certain of our Affiliates as they continue to invest in new investment strategies and enhance their distribution capabilities.
Equity method intangible amortization and impairments increased $171.6 million or 86% in 2018. This increase was primarily due to a $180.2 million or 90% increase in expenses to reduce the carrying value of one of our U.S. alternative Affiliates to zero and reduce the carrying value to fair value of one of our non-U.S. alternative Affiliates. See Note 13 of our Consolidated Financial Statements for additional information. This increase was partially offset by an $8.6 million or 4% decrease in amortization from a change in the pattern of economic benefit for certain assets.
Our equity method revenue increased $1,139.1 million or 54% in 2017, due to a $649.1 million or 31% increase from asset based fees and a $490.0 million or 23% increase from performance based fees. The increase in asset based fees was due to a 32% increase in equity method Affiliate average assets under management, primarily due to an increase in assets under management from investments in new Affiliates and a 3% increase in our equity method Affiliate asset based fee ratio due to the change in the composition of our average assets under management. Performance based fees increased due to the full-year impact in 2017 of our 2016 investments in new Affiliates and due to increases in performance based fees at our existing Affiliates.
While equity method revenue increased $1,139.1 million or 54% in 2017, equity method earnings increased $113.4 million or 29% in 2017, primarily due to our 2016 investments in new Affiliates, in which we own less of the economic interests.
Equity method intangible amortization and impairments increased $140.0 million in 2017, primarily due to a $93.1 million expense to reduce the carrying value to fair value of the U.S. alternative Affiliate for which we recorded an expense in 2018 to reduce the carrying value to zero and a $41.0 million increase in amortization from the full-year impact in 2017 of our 2016 investments in new Affiliates.

Investment and other income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2016	2017	% Change	2018	% Change
Investment and other income	$46.4	$64.5	39%	$27.4	(58)%
Investment and other income decreased $37.1 million or 58% in 2018, primarily due to a $28.8 million or 45% decrease in realized gains on the sale of marketable securities, primarily attributable to the controlling interest, and a $4.3 million or 7% increase in foreign currency transaction losses, primarily attributable to the non-controlling interests.
Investment and other income increased $18.1 million or 39% in 2017, due to an $11.4 million or 25% increase in the fair value of investments and a $6.7 million or 14% increase in net realized gains, both primarily attributable to the controlling interest.
Income Tax Expense
The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2016	2017	% Change	2018	% Change
Income tax expense	$235.6	$58.4	(75)%	$181.3	N.M.(1)
__________________________

(1)	Percentage change is not meaningful.
Income tax expense increased $122.9 million in 2018, primarily due to a $194.1 million one-time net benefit recognized in 2017 as a result of changes in U.S. tax laws, principally from the re-measurement of our deferred tax liabilities associated with our intangible assets and convertible securities, which did not recur in 2018. Without the one-time impact of the changes in U.S. tax laws in 2017, Income tax expense would have decreased approximately $76 million or 31%  in 2018, primarily due to lower Income before income taxes (controlling interest) and the lower U.S. corporate income tax rate.
Income tax expense decreased $177.2 million or 75% in 2017, primarily due to a $194.1 million one-time net benefit from the changes in U.S. tax laws, partially offset by an increase in income tax expense due to an increase in Income before income taxes (controlling interest). The net benefit from changes in U.S. tax laws was primarily due to the re-measurement of our deferred tax liabilities associated with our intangible assets and convertible securities.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Years Ended December 31,
(in millions)	2016	2017	% Change	2018	% Change
Net income	$739.0	$1,008.7	36%	$532.3	(47)%
Net income (non-controlling interests)	266.2	319.2	20%	288.7	(10)%
Net income (controlling interest)	472.8	689.5	46%	243.6	(65)%
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments, and adjustments to our contingent payment arrangements. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2016	2017	2018
Net income (controlling interest)	$472.8	$689.5	$243.6
Interest expense	91.7	87.8	80.6
Income taxes(1)	229.2	50.4	169.4
Intangible amortization and impairments(2)	142.5	265.4	454.9
Other items(3)	9.3	23.1	13.3
Adjusted EBITDA (controlling interest)	$945.5	$1,116.2	$961.8
__________________________

(1)	For the year end December 31, 2017, Income taxes include a one-time net benefit of $194.1 million from changes in U.S. tax laws.

(2)
Our consolidated Intangible amortization and impairments includes amortization attributable to our non-controlling interests. For our equity method Affiliates, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (loss) (net).

The following table presents the Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2016	2017	2018
Consolidated intangible amortization and impairments	$110.2	$86.4	$114.8
Consolidated intangible amortization (non-controlling interests)	(26.9)	(20.2)	(30.7)
Equity method intangible amortization and impairments	59.2	199.2	370.8
Total	$142.5	$265.4	$454.9

For the year ended December 31, 2017, equity method intangible amortization and impairments includes a $93.1 million non-cash expense to reduce the carrying value to fair value of one of our U.S. alternative Affiliates accounted for under the equity method. For the year ended December 31, 2018, equity method intangible amortization and impairments includes a $240.0 million non-cash expense to reduce the carrying value to fair value of one of our non-U.S. alternative Affiliates accounted for under the equity method and a $33.3 million non-cash expense to reduce the carrying value to zero of the U.S. alternative Affiliate.

(3)	Other items include depreciation and adjustments to contingent payment arrangements.
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
Under our Economic net income (controlling interest) definition, we add to Net income (controlling interest) our share of pre-tax intangible amortization and impairments (including the portion attributable to equity method investments in Affiliates), deferred taxes related to intangible assets and other economic items, which include non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. For the year ended December 31, 2017, we excluded from Economic net income (controlling interest) a one-time net benefit from changes in U.S. tax laws. We add back intangible amortization and impairments because these expenses do not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) is added back because we believe it is unlikely these accruals will be used to settle material tax obligations. We add back non-cash imputed interest and reductions or increases in contingent payment arrangements to better reflect our contractual interest obligations. We add back non-cash expenses relating to certain transfers of equity between Affiliate partners when these transfers have no dilutive effect to shareholders. We have excluded the one-time impact of the changes in U.S. tax laws to ensure comparability with prior and future periods.
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest):

	For the Years Ended December 31,
(in millions, except per share data)	2016	2017	2018
Net income (controlling interest)	$472.8	$689.5	$243.6
Intangible amortization and impairments(1)	142.5	265.4	454.9
Intangible-related deferred taxes(2)	84.3	48.8	79.7
Other economic items(3)	4.0	14.8	2.5
Changes in U.S. tax laws(4)	—	(194.1)	—
Economic net income (controlling interest)	$703.6	$824.4	$780.7
Average shares outstanding (diluted)	57.0	58.6	53.8
Assumed issuance of junior convertible securities shares	(2.2)	(2.2)	—
Average shares outstanding (adjusted diluted)	54.8	56.4	53.8
Economic earnings per share	$12.84	$14.60	$14.50
__________________________

(1)	See note (2) to the table in “Adjusted EBITDA (controlling interest).”

(2)
For the year ended December 31, 2017, we recorded a $93.1 million non-cash expense to reduce the carrying value to fair value of one of our U.S. alternative Affiliates accounted for under the equity method, which reduced intangible-related deferred taxes by $35.7 million. For the year ended December 31, 2018, we recognized a $33.3 million non-cash expense to reduce the carrying value of this equity method investment to zero and recognized a tax loss on its liquidation, which resulted in a $19.9 million net increase in intangible-related deferred taxes.

(3)	During 2016, 2017 and 2018, Other economic items were net of income tax expense of $1.5 million, $5.8 million and $0.8 million, respectively.

(4)	See note (1) to the table in “Adjusted EBITDA (controlling interest).”

Liquidity and Capital Resources
In 2018, we met our cash requirements through cash generated by operating activities. Our principal uses of cash during the year were, and for the foreseeable future are expected to be, for repurchases of common stock, distributions to Affiliate equity holders, repayments of senior debt, the payment of cash dividends on our common stock, repurchases of Affiliate equity interests and general working capital purposes. We also expect that principal uses of cash will be for investments in new and existing Affiliates. We anticipate that cash flows from operations, together with borrowings under our revolver, will be sufficient to support our cash flow needs for the foreseeable future. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms. We are currently rated A3 by Moody’s Investors Service and A- by S&P Global Ratings.
Cash and cash equivalents were $565.5 million and $439.5 million at December 31, 2018 and 2017, respectively. The following table presents our operating, investing and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2016	2017	2018
Operating cash flow	$1,050.3	$1,170.4	$1,140.6
Investing cash flow	(1,332.2)	13.8	(18.2)
Financing cash flow	200.9	(1,189.7)	(983.1)
Operating Cash Flow
Operating cash flows decreased $29.8 million in 2018, primarily due to a $137.0 million increase in net purchases of securities by Affiliate sponsored consolidated products. This decrease was partially offset by a $42.3 million increase in Net income as adjusted for non-cash items and a $36.5 million increase in distributions received from equity method investments. In 2018, approximately 70% of operating cash flows were attributable to the controlling interest.
Operating cash flows increased $120.1 million in 2017, primarily due to a $83.4 million increase in distributions received from equity method investments. In 2017, approximately 70% of operating cash flows were attributable to the controlling interest.
Investing Cash Flow
Investing cash flows decreased $32.0 million in 2018, primarily due to a $55.1 million decrease in net sales of investment securities, partially offset by a $23.3 million decrease in investments in Affiliates. These changes were primarily attributable to the controlling interest.
Investing cash flows increased $1.3 billion in 2017, primarily due to a $1.3 billion decrease in cash used to make investments in Affiliates attributable to the controlling interest.
Financing Cash Flow
Financing cash flows increased $206.6 million in 2018. This increase was primarily due to a $229.4 million decrease in net repayments of senior bank debt and senior notes, which was partially offset by a $112.6 million increase in repurchases of our common stock, all of which were attributable to the controlling interest. This increase was also due to a $130.1 million increase in subscriptions to Affiliate sponsored consolidated products, net of redemptions, which were primarily attributable to the non-controlling interests.
Financing cash flows decreased $1.4 billion in 2017. This decrease was primarily due to a $485.0 million change in senior debt activity (from $225.0 million of net borrowings in 2016 to $260.0 million of net repayments in 2017), a $423.9 million decrease in proceeds from the issuance of common stock and a $359.8 million increase in the repurchase of our common stock, all of which were attributable to the controlling interest.
Senior Debt and Convertible Securities
The following table presents the carrying value of our outstanding indebtedness:

	December 31,
(in millions)	2016	2017	2018
Senior bank debt	$870.0	$810.0	$780.0
Senior notes	945.1	745.7	746.2
Convertible securities	307.5	309.9	312.5
Senior Bank Debt
We have a senior unsecured multicurrency revolving credit facility (the “revolver”), which, as of December 31, 2018, had $1.45 billion in borrowing capacity and outstanding borrowings of $330.0 million.  We also have a senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”), which, as of December 31, 2018, had outstanding borrowings of $450.0 million. As of December 31, 2018, we had approximately $1 billion of remaining capacity under our revolver, and could borrow all such capacity and remain in compliance with our credit facilities.

Under the terms of the credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and Affiliate equity expense are added back to EBITDA. As of December 31, 2018, our bank leverage and bank interest coverage ratios were 1.4x and 13.5x, respectively, and we were in compliance with all of the terms of our credit facilities.

On January 18, 2019, we amended and restated the credit facilities to provide for a $1.25 billion revolver and a $450.0 million term loan. The revolver matures on January 18, 2024 and the term loan matures on January 18, 2023. Subject to certain conditions, we may increase commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. We pay interest on any outstanding obligations under the amended and restated credit facilities at specified rates, based either on the applicable LIBOR rate or the prime rate as in effect from time to time.

Senior Notes
In 2017, we redeemed, canceled and retired all $200.0 million principal amount outstanding of our 6.375% senior unsecured notes due 2042 at a redemption price equal to 100% of the principal amount. At December 31, 2018, we had two senior notes outstanding, the respective principal terms of which are presented below.

	2024 Senior Notes	2025 Senior Notes
Issue date	February 2014	February 2015
Maturity date	February 2024	August 2025
Potential call date(1)	Any Time	Any Time
Par value (in millions)	$400.0	$350.0
Call price(1)	As Defined	As Defined
Stated coupon	4.25%	3.50%
Coupon frequency	Semi-annually	Semi-annually
__________________________

(1)
The senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. The make-whole redemption price, in each case, is equal to the greater of 100% of the principal amount of the notes to be redeemed and the remaining principal and interest payments on the notes being redeemed (excluding accrued but unpaid interest to, but not including, the redemption date) discounted to their present value as of the redemption date at the applicable treasury rate plus 0.25%.

Convertible Securities

At December 31, 2018, we had junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $312.5 million. The carrying value is accreted to the principal amount at maturity ($430.8 million) over a remaining life of approximately 19 years. The junior convertible securities bear interest at 5.15% per annum, payable quarterly in cash. Effective August 10, 2018 and in accordance with the convertible securities indenture, we adjusted the conversion rate of the junior convertible securities from 0.2500 shares of common stock to 0.2525 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $198.02 per share of common stock. The adjustment was the result of our cumulative declared dividends on our common stock since the initiation of our dividend through August 2018. Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities if the closing price of our common stock exceeds $257.43 per share for 20 trading days in a period of 30 consecutive trading days. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense. These deductions result in annual deferred tax liabilities of $7.8 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if our common stock is trading above certain thresholds at the time of the conversion of the securities.
Equity Distribution Program
We have equity distribution and forward equity agreements with several major securities firms under which we, from time to time, may issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2018, no sales had occurred under the equity distribution program.
Derivatives
In 2018, we entered into two separate pound sterling-denominated forward foreign currency contracts (the “forward contracts”) with a large financial institution (the “counterparty”) to access lower interest rates. In order to limit our exposure to both gains and losses on the forward contracts, we concurrently entered into two separate collar contracts (the “collar contracts”) with the same counterparty for the same notional amounts and expiration dates as the forward contracts. Under one of the forward contracts, we will deliver £285.8 million for $400.0 million in 2024, and under the other forward contract, we will deliver £325.3 million for $450.0 million in 2021. Under one of the collar contracts, we sold a put option with a lower strike price of 1.288 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.535 U.S. dollars per one pound sterling. Under the other collar contract, we sold a put option with a lower strike price of 1.318 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.448 U.S. dollars per one pound sterling. The forward contracts and the collar contracts provide net settlement rights and require the parties to post collateral throughout the term of the contracts.
The combination of the forward contracts and the collar contracts were designated as net investment hedges against fluctuations in foreign currency exchange rates on certain of our investments in Affiliates with the pound sterling as their functional currency. See Note 9 of our Consolidated Financial Statements for additional information.
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
As of December 31, 2018, the current redemption value of $833.7 million for these interests (including $91.0 million of Affiliate sponsored consolidated products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $120.0 million for repurchases and received $6.3 million for sales of Affiliate equity during 2018, and expect to repurchase a net total of approximately $100 million in 2019. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.

Commitments
See Note 10 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2019, January 2018 and January 2017, authorizing us to repurchase up to 3.3 million, 3.4 million and 1.9 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of December 31, 2018, we had repurchased all of the shares of the January 2017 authorized amount. As of the January 2019 authorization, there were a total of 5.0 million shares remaining available for repurchase under the January 2019 and January 2018 programs.
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2018. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	2019	2020-2021	2022-2023	Thereafter
Contractual Obligations(1)
Senior bank debt	$780.0	$—	$780.0	$—	$—
Senior notes	929.3	29.3	58.5	58.5	783.0
Convertible securities	852.4	22.2	44.4	44.4	741.4
Leases(2)	233.7	35.7	71.7	51.1	75.2
Affiliate equity repurchase obligations	36.2	36.2	—	—	—
Total contractual obligations	$2,831.6	$123.4	$954.6	$154.0	$1,599.6
Contingent Obligations
Contingent payment arrangements(3)	$1.9	$1.9	$—	$—	$—
__________________________

(1)
This table does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $131.0 million and $33.1 million, respectively. This table also does not include potential obligations relating to our derivative financial instruments or the potential obligation to purchase an additional interest in a non-U.S. alternative Affiliate accounted for under the equity method from a minority owner. See Notes 9 and 10 of our Consolidated Financial Statements for additional information. These items are excluded as we cannot predict the amount or timing of when such obligations will be paid.

(2)	The controlling interest portion is $11.8 million through 2019, $20.8 million in 2020-2021, $16.9 million in 2022-2023 and $14.2 million thereafter.

(3)	The contingent payment arrangements disclosed in the table represent the expected settlement amounts. The maximum settlement amount through 2020 is $152.5 million, and none thereafter.
Recent Accounting Developments
See Note 1 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. See Note 1 of our Consolidated Financial Statements for a discussion of our significant accounting policies.

The following are our critical accounting estimates and judgments used in the preparation of our Consolidated Financial Statements, and due to their nature, actual results could differ materially from the amounts reported.
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
We make judgments to determine the fair value of certain assets, liabilities and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment arrangements, when we issue or repurchase Affiliate equity interests and when we test our intangible assets or equity method investments for impairment.
In determining fair values for which market prices or quotations are not readily available, we typically use valuation techniques, including discounted cash flow analyses, where we make assumptions about growth rates of assets under management, profitability and useful lives of existing and prospective client accounts. In these analyses, we also consider historical and current market multiples, tax benefits, credit risk, interest rates, tax rates, discount rates and discounts for lack of marketability. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, by consulting with third-party valuation firms.
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized. We perform a qualitative impairment test at least annually to determine if the carrying value of our single reporting unit is in excess of its fair value. If the carrying value of the reporting unit is in excess of the fair value under this test, then we must determine if a potential impairment is more-likely-than-not. To determine if a potential impairment is more-likely-than-not, we perform a single step quantitative test with any excess of carrying value over fair value recorded as an expense in Intangible amortization and impairments. We completed our annual goodwill impairment assessment as of September 30, 2018 and no impairment was identified. For purposes of our assessment, we considered various qualitative factors (including market multiples for asset management businesses) and determined that it was more-likely-than-not that the fair value of our reporting unit was greater than its respective carrying amount, including goodwill.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets include investment advisory contracts between our Affiliates and their mutual funds and other retail-oriented investment products. Because these contracts are with the investment products themselves, and not with the underlying investors, and the contracts between our Affiliates and the investment products are typically renewed on an annual basis, industry practice under GAAP is to consider the contract life to be indefinite and, as a result, not amortizable.
We perform indefinite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an expense is recognized to reduce the carrying value to its fair value. We completed our annual impairment assessment as of December 31, 2018 and no impairments were identified. For purposes of our assessment, we considered various qualitative factors (including market multiples) and determined that it was more-likely-than-not that the fair value of each asset was greater than its carrying amount.
Definite-Lived Intangible Assets
Definite-lived intangible assets include investment advisory contracts between our Affiliates and their underlying investors, and are amortized over their expected period of economic benefit. We monitor the expected period of economic benefit of these assets and revise it, if necessary. We review historical and projected attrition rates and other events that may influence our projections of the future period of economic benefit that we will derive from these relationships. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will provide an economic benefit.
We perform definite-lived intangible asset impairment tests annually, or more frequently should circumstances suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an expense is recognized to reduce the carrying value to its fair value. We assess each of our definite-lived acquired client relationships for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired client relationships. We completed our annual assessment as of December 31, 2018 and noted that projected undiscounted cash flows over the remaining life of each of these assets exceed their carrying value and, accordingly, no impairments were identified.
Equity Method Investments in Affiliates
We perform equity method investment impairment tests annually, or more frequently should circumstances suggest fair value may have declined below the related carrying value. Impairments are recognized when the fair value of the Affiliate has declined below its carrying value for a period we consider other-than-temporary. If we determine that a decline in fair value below our carrying value is other-than-temporary, the expense recognized reduces the carrying value of the Affiliate to its fair value.
For the year ended December 31, 2018, we determined that the fair value of one of our U.S. alternative Affiliates and one of our non-U.S. alternative Affiliates had declined below their respective carrying values. The decline in the fair values of these Affiliates was caused by the decline in assets under management as a result of client redemptions, coupled with recent negative investment returns, which resulted in a decrease of forecasted performance based fees for these Affiliates. For the U.S. alternative Affiliate, we recorded a $33.3 million expense to reduce the carrying value of this Affiliate to zero as the business was liquidated. For the non-U.S. alternative Affiliate, we determined fair value using a discounted cash flow analysis. The significant assumptions used in the cash flow analysis included a projected growth rate of 2.5%, discount rates of 11.0% and 20.0% for asset and performance based fees, respectively, and a market participant tax rate of 25.0%. We considered the decline in fair value of the non-U.S. alternative Affiliate to be other-than-temporary and, accordingly, recognized a $240.0 million expense to reduce the asset to fair value. For our remaining equity method investments in Affiliates, we completed our annual evaluation as of December 31, 2018 and no other impairments were identified.
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
Our principal deferred tax assets relate to deferred compensation, state and foreign operating loss carryforwards and the indirect benefits of uncertain foreign tax positions. We regularly assess the recoverability of our deferred tax assets, considering all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. A valuation allowance is utilized to adjust the carrying values of deferred tax assets to the amount that is more-likely-than-not to be realized.
We record unrecognized tax benefits based on whether it is more-likely-than-not that uncertain tax positions will be sustained on the basis of the technical merits of the position. If it is determined an uncertain tax position is more-likely-than-not to be sustained, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
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
We estimate the fair value of stock option awards using the Black-Scholes option pricing model, which requires us to make assumptions about the volatility and dividend yield of our common stock and the expected life of our stock options. In measuring expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded options.

For restricted stock awards with performance conditions, we determine the fair value of the awards using our share price on the date of grant and the number of awards that are expected to be delivered. For awards with market conditions, the fair value of the award is determined using a Monte Carlo simulation with inputs for expected volatility, a risk-free rate and expected dividends. Our estimate of expected volatility is developed in a manner consistent with that of our stock options.
From time to time, we grant equity interests in our Affiliates to Affiliate partners and our officers, with vesting, forfeiture and repurchase terms established at the date of grant. The fair value of the equity interests is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, fee rates, tax rates, discount rates and discounts for lack of marketability.
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
Assets Under Management Market Price Risk
Our Consolidated revenue and equity method revenue are derived primarily from asset based fees that are typically determined as a percentage of the value of a client’s assets under management. Such values are affected by changes in financial markets (including interest rates and foreign exchange rates) and, accordingly, declines in the financial markets may negatively impact our Consolidated revenue and equity method revenue.
As of December 31, 2018, we estimate a proportional 1% increase or decrease in the value of our assets under management would have resulted in an annualized increase or decrease in asset based fees in Consolidated revenue of $18.3 million for our consolidated Affiliates and in equity method revenue of $18.0 million for our equity method Affiliates. This proportional increase or decrease excludes assets under management on which asset based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes and on our junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a net change in the fair value of our fixed rate securities of $78.4 million, as of December 31, 2018. We pay a variable rate of interest on our credit facilities. We estimate that a 1% increase in interest rates would have increased our annual interest expense on the outstanding balance under our credit facilities by $7.8 million, as of December 31, 2018.
Foreign Currency Exchange Risk
The functional currency of most of our Affiliates is U.S. dollars. Certain of our Affiliates have a foreign currency as their functional currency, primarily pound sterling or Canadian dollars, and are impacted by movements in foreign currency exchange rates. In addition, the valuations of our foreign Affiliates with a non-U.S. dollar functional currency are impacted by fluctuations in foreign currency exchange rates, which are recorded as a component of stockholders’ equity. To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of $3.8 million and $2.0 million, respectively, based on the December 31, 2018 carrying value of these Affiliates and annual changes to Income before income taxes (controlling interest) of $1.1 million and $0.3 million, respectively.
Derivative Risk
From time to time, we and our Affiliates seek to offset exposure to changes in interest rates, foreign currency exchange rates and markets by entering into derivative financial instruments. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, if our or our Affiliates’ derivative counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our financial condition and results of operations could be adversely impacted.

In 2018, we entered into derivative financial instruments to mitigate the potential risk of changes in foreign currency exchange rates. See Note 9 of our Consolidated Financial Statements for additional information.

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
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.
The Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2016	2017	2018
Consolidated revenue	$2,194.6	$2,305.0	$2,378.4

Consolidated expenses:
Compensation and related expenses	932.4	979.0	987.2
Selling, general and administrative	398.1	373.1	417.7
Intangible amortization and impairments	110.2	86.4	114.8
Interest expense	91.7	87.8	80.6
Depreciation and other amortization	19.5	20.3	22.0
Other expenses (net)	43.3	58.0	69.7
Total consolidated expenses	1,595.2	1,604.6	1,692.0

Equity method income (loss) (net)	328.8	302.2	(0.2)

Investment and other income	46.4	64.5	27.4
Income before income taxes	974.6	1,067.1	713.6

Income tax expense	235.6	58.4	181.3
Net income	739.0	1,008.7	532.3

Net income (non-controlling interests)	(266.2)	(319.2)	(288.7)
Net income (controlling interest)	$472.8	$689.5	$243.6

Average shares outstanding (basic)	54.2	56.0	53.6
Average shares outstanding (diluted)	57.0	58.6	53.8

Earnings per share (basic)	$8.73	$12.30	$4.55
Earnings per share (diluted)	$8.57	$12.03	$4.52
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2016	2017	2018
Net income	$739.0	$1,008.7	$532.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(115.3)	128.0	(102.1)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.1	(0.8)	(0.1)
Change in net unrealized gain (loss) on investment securities	(35.2)	(7.7)	—
Other comprehensive income (loss), net of tax	(150.4)	119.5	(102.2)
Comprehensive income	588.6	1,128.2	430.1
Comprehensive income (non-controlling interests)	(220.6)	(337.6)	(273.7)
Comprehensive income (controlling interest)	$368.0	$790.6	$156.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2017	2018
Assets
Cash and cash equivalents	$439.5	$565.5
Receivables	433.8	400.6
Investments in marketable securities	77.8	119.3
Goodwill	2,662.5	2,633.4
Acquired client relationships (net)	1,449.7	1,309.9
Equity method investments in Affiliates (net)	3,304.7	2,791.0
Fixed assets (net)	111.0	104.3
Other investments	165.0	201.1
Other assets	58.1	94.0
Total assets	$8,702.1	$8,219.1
Liabilities and Equity
Payable and accrued liabilities	$807.2	$746.6
Senior bank debt	809.0	779.7
Senior notes	741.3	742.5
Convertible securities	304.4	307.4
Deferred income tax liability (net)	467.4	511.6
Other liabilities	182.4	162.7
Total liabilities	3,311.7	3,250.5
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	811.9	833.7
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2017 and 2018)	0.6	0.6
Additional paid-in capital	808.6	835.6
Accumulated other comprehensive loss	(21.8)	(109.0)
Retained earnings	3,698.5	3,876.8
	4,485.9	4,604.0
Less: Treasury stock, at cost (3.4 shares in 2017 and 6.5 shares in 2018)	(663.7)	(1,146.6)
Total stockholders' equity	3,822.2	3,457.4
Non-controlling interests	756.3	677.5
Total equity	4,578.5	4,134.9
Total liabilities and equity	$8,702.1	$8,219.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

		Total Stockholders’ Equity
	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2015	55.8	$0.6	$694.9	$(18.1)	$2,581.6	$(421.9)	$932.0	$3,769.1
Net income	—	—	—	—	472.8	—	266.2	739.0
Other comprehensive income (loss)	—	—	—	(104.8)	—	—	(45.6)	(150.4)
Share-based compensation	—	—	39.2	—	—	—	—	39.2
Common stock issued under share-based incentive plans	—	—	(53.8)	—	—	69.3	—	15.5
Shares repurchases	—	—	—	—	—	(33.4)	—	(33.4)
Forward equity	—	—	5.2	—	—	—	—	5.2
Common stock issued under forward equity agreement	2.7	0.0	440.3	—	—	—	—	440.3
Issuance costs and other	—	—	(3.0)	—	—	—	—	(3.0)
Affiliate equity activity:
Affiliate equity compensation	—	—	10.0	—	—	—	31.2	41.2
Issuances	—	—	(2.8)	—	—	—	14.7	11.9
Repurchases	—	—	14.9	—	—	—	0.4	15.3
Changes in redemption value of Redeemable non-controlling interests	—	—	(71.4)	—	—	—	—	(71.4)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(42.6)	(42.6)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	4.7	4.7
Distributions to non-controlling interests	—	—	—	—	—	—	(354.1)	(354.1)
December 31, 2016	58.5	$0.6	$1,073.5	$(122.9)	$3,054.4	$(386.0)	$806.9	$4,426.5
Net income	—	—	—	—	689.5	—	319.2	1,008.7
Other comprehensive income (loss)	—	—	—	101.1	—	—	18.4	119.5
Share-based compensation	—	—	40.4	—	—	—	—	40.4
Common stock issued under share-based incentive plans	—	—	(117.6)	—	—	138.6	—	21.0
Shares repurchases	—	—	—	—	—	(416.3)	—	(416.3)
Dividends ($0.80 per share)	—	—	—	—	(45.4)	—	—	(45.4)
Issuance costs and other	—	—	0.6	—	—	—	—	0.6
Affiliate equity activity:
Affiliate equity compensation	—	—	13.2	—	—	—	36.8	50.0
Issuances	—	—	(0.6)	—	—	—	3.7	3.1
Repurchases	—	—	40.6	—	—	—	(6.0)	34.6
Changes in redemption value of Redeemable non-controlling interests	—	—	(241.5)	—	—	—	—	(241.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(76.8)	(76.8)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	6.3	6.3
Distributions to non-controlling interests	—	—	—	—	—	—	(352.2)	(352.2)
December 31, 2017	58.5	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
Net income	—	—	—	—	243.6	—	288.7	532.3
Other comprehensive income (loss)	—	—	—	(87.2)	—	—	(15.0)	(102.2)
Share-based compensation	—	—	44.7	—	—	—	—	44.7
Common stock issued under share-based incentive plans	—	—	(11.6)	—	—	6.6	—	(5.0)
Shares repurchases	—	—	—	—	—	(489.5)	—	(489.5)

Dividends ($1.20 per share)	—	—	—	—	(65.3)	—	—	(65.3)
Issuance costs and other	—	—	(0.5)	—	—	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	—	16.7	—	—	—	39.7	56.4
Issuances	—	—	(6.8)	—	—	—	14.3	7.5
Repurchases	—	—	15.3	—	—	—	(9.0)	6.3
Changes in redemption value of Redeemable non-controlling interests	—	—	(30.8)	—	—	—	—	(30.8)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	—	(44.8)	(44.8)
Capital contributions by Affiliate equity holders	—	—	—	—	—	—	17.8	17.8
Distributions to non-controlling interests	—	—	—	—	—	—	(370.5)	(370.5)
December 31, 2018	58.5	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2016	2017	2018
Cash flow from (used in) operating activities:
Net income	$739.0	$1,008.7	$532.3
Adjustments to reconcile Net income to net cash flow from operating activities:
Intangible amortization and impairments	110.2	86.4	114.8
Depreciation and other amortization	19.5	20.3	22.0
Deferred income tax provision	59.3	(123.6)	51.9
Equity method (income) loss (net)	(328.8)	(302.2)	0.2
Distributions of earnings received from equity method investments	346.4	429.8	466.3
Share-based compensation and Affiliate equity expense	80.4	90.4	101.1
Other non-cash items	(16.1)	(26.3)	(2.7)
Changes in assets and liabilities:
Purchases of securities by Affiliate sponsored consolidated products	(86.2)	(34.1)	(190.8)
Sales of securities by Affiliate sponsored consolidated products	82.8	29.9	49.6
(Increase) decrease in receivables	29.6	(53.5)	14.4
Increase in other assets	(6.1)	(7.7)	(11.7)
Increase (decrease) in payables, accrued liabilities and other liabilities	20.3	52.3	(6.8)
Cash flow from operating activities	1,050.3	1,170.4	1,140.6
Cash flow from (used in) investing activities:
Investments in Affiliates	(1,361.3)	(30.6)	(7.3)
Purchase of fixed assets	(20.2)	(18.5)	(18.7)
Purchase of investment securities	(16.0)	(37.2)	(40.8)
Sale of investment securities	65.3	100.1	48.6
Cash flow from (used in) investing activities	(1,332.2)	13.8	(18.2)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt and senior notes	1,350.0	545.0	1,150.0
Repayments of senior bank debt and senior notes	(1,125.0)	(805.0)	(1,180.6)
Repurchase of common stock	(33.4)	(393.2)	(505.8)
Issuance of common stock	465.8	41.9	9.7
Dividends paid on common stock	—	(44.9)	(64.4)
Distributions to non-controlling interests	(354.1)	(352.2)	(370.5)
Affiliate equity issuances and repurchases	(104.0)	(165.7)	(113.7)
Subscriptions to Affiliate sponsored consolidated products, net of redemptions	9.1	2.7	132.8
Other financing items	(7.5)	(18.3)	(40.6)
Cash flow from (used in) financing activities	200.9	(1,189.7)	(983.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(49.9)	14.2	(10.1)
Net increase (decrease) in cash and cash equivalents	(130.9)	8.7	129.2
Cash and cash equivalents at beginning of period	563.8	430.8	439.5
Net cash outflows upon the consolidation and deconsolidation of Affiliate sponsored products	(2.1)	—	(3.2)
Cash and cash equivalents at end of period	$430.8	$439.5	$565.5
Supplemental disclosure of cash flow information:
Interest paid	$85.0	$82.1	$76.9
Income taxes paid	152.3	165.0	160.2
Supplemental disclosure of non-cash financing activities:
Payables recorded for Affiliate equity repurchases	12.1	47.3	36.2
Payables recorded for share repurchases	—	23.1	6.9
Stock issued upon vesting of restricted stock units	17.2	59.3	4.7
Stock received for tax withholdings on share-based payments	9.8	20.0	14.7
Stock received for the exercise of stock options	11.2	30.2	4.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

(a)	Organization and Nature of Operations
Affiliated Managers Group, Inc. (“AMG” or the “Company”) is a global asset management company with equity investments in leading boutique investment management firms, referred to as “Affiliates.” The Company’s Affiliates provide active, return-oriented strategies to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. The Company operates in one segment, global active asset management.
Each of the Company’s Affiliates operates through distinct legal entities, which affords the Company the flexibility to design a separate operating agreement for each Affiliate. Each operating agreement reflects the specific terms of the Company’s economic participation in the Affiliate, which, in each case, uses a “structured partnership interest.”
For a majority of the Company’s Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to the Company, while using the remainder of its revenue for operating expenses and for distributions to Affiliate management. The Company and Affiliate management, therefore, participate in any increase or decrease in revenue and Affiliate management participates in any increase or decrease in expenses. The Company’s contractual share of revenue generally has priority over the distributions to Affiliate management.
For other Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows the Company to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes the Company to any decrease in revenue or any increase in such expenses. The degree of the Company’s exposure to expenses from these structured partnership interests varies by Affiliate and includes Affiliates in which the Company fully shares in the expenses of the business.

(b)	Basis of Presentation and Use of Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. All material intercompany balances and transactions have been eliminated. In 2018, the Company changed its Consolidated Financial Statement presentation to present non-classified Consolidated Statements of Income. This change and other reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

(c)	Principles of Consolidation

In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliate and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently, when the equity holders have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE, which for the Company are Affiliate investments structured as partnerships (or similar entities) where the Company is a limited partner and lacks substantive kick-out or substantive participation rights over the general partner. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investing decisions of the entity. When the Company lacks control, but is deemed to have significant influence, the Company accounts for the entity under the equity method. Other investments in which the Company does not have rights to exercise significant influence are recorded at fair value, with changes in fair value reflected within Investment and other income on the Consolidated Statements of Income.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company consolidates VIEs when it is the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company applies the equity method of accounting to VIEs where the Company is not the primary beneficiary, but has the ability to exercise significant influence over operating and financial matters of the VIE. See Note 4 for additional information about the Company’s VREs and VIEs.
Investments in Affiliates
Substantially all of the Company’s Affiliates are considered VIEs and are either consolidated or accounted for under the equity method. A limited number of the Company’s Affiliates are considered VREs and most of these are accounted for under the equity method.

When an Affiliate is consolidated, the portion of the earnings attributable to Affiliate managements’ equity ownership is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed earnings attributable to Affiliate managements’ equity ownership, along with their share of any tangible or intangible net assets, are presented within Non-controlling interests on the Consolidated Balance Sheets. Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests on the Consolidated Balance Sheets. The Company periodically issues, sells and repurchases the Affiliate equity of its consolidated Affiliates. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within Additional paid-in capital on the Consolidated Balance Sheets, net of any related income tax effects in the period the transactions occur.
When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Equity method income (loss) (net) in the Consolidated Statements of Income and the carrying value of the Affiliate is reported in Equity method investments in Affiliates (net) in the Consolidated Balance Sheets. Any deferred taxes recorded upon acquisition of an equity method Affiliate are presented on a gross basis within Equity method investments in Affiliates (net) and Deferred income tax liability (net) in the Consolidated Balance Sheets. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded within Income tax expense in the Consolidated Statements of Income.
The Company periodically evaluates its equity method investments for impairment. In such impairment evaluations, the Company assesses whether or not the fair value of the investment has declined below its carrying value for a period considered to be other-than-temporary. If the Company determines that a decline in fair value below the carrying value of the investment is other-than-temporary, then the carrying value of the investment is reduced to its fair value and the expense is recorded in Equity method income (loss) (net).
Affiliate Sponsored Investment Products
The Company’s Affiliates sponsor various investment products where they also act as the investment adviser. These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its Affiliates.

Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset and performance based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products. As a result, the Company does not generally consolidate these products unless the Company’s or its consolidated Affiliates’ interest in the product is considered substantial. When the Company’s or its consolidated Affiliates’ interest is considered substantial and the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets, with corresponding changes in the investments’ fair values reflected in Investment and other income. Purchases and sales of securities are presented within purchases and sales by Affiliate sponsored consolidated products in the Consolidated Statements of Cash Flows and the third-party investors’ interest is recorded in Redeemable non-controlling interests. When the Company or its consolidated Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Certain of the Company’s Affiliates in the UK act as intermediaries between clients and their sponsored investment products. Normal settlement periods on transactions initiated by these clients with the sponsored investment products result in unsettled fund share receivables and payables that are presented on a gross basis within Receivables and Payables and accrued liabilities on the Consolidated Balance Sheets. The gross presentation of these receivables and offsetting payables reflects the legal relationship between the underlying investor, the Company’s Affiliates and the sponsored investment products.

(f)	Investments in Marketable Securities
Realized and unrealized gains or losses on investments in marketable securities are reported within Investment and other income in the Consolidated Statements of Income. Realized gains and losses are recorded on the trade date on a specific identified basis, except for Affiliate sponsored consolidated products, which use an average cost basis.

(g)	Fair Value Measurements

The Company determines the fair value of certain investment securities and other financial and non-financial assets and liabilities. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date, utilizing a hierarchy of three different valuation techniques:

Level 1 - Unadjusted quoted market prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

Level 3 - Prices that reflect the Company’s own assumptions concerning unobservable inputs to the valuation model. These inputs require significant management judgment and reflect the Company’s assumptions that the Company believes market participants would use in pricing the asset or liability.

(h)	Acquired Client Relationships and Goodwill
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
The Company has determined that certain of its acquired client relationships meet the criteria to be considered indefinite-lived assets because the Company expects the contracts to be renewed annually and, therefore, the cash flows generated by these contracts to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred that indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of the assets exceeds its fair value, an expense would be recorded in an amount equal to any such excess and these assets would be reclassified to definite-lived.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected period of economic benefit of definite-lived acquired client relationships are determined based on an analysis of the historical and projected attrition rates of each Affiliate’s existing clients, and other factors that may influence the expected future economic benefit the Company will derive from these relationships. The expected lives of definite-lived acquired client relationships are analyzed annually or more frequently whenever events or circumstances have occurred that indicate the expected period of economic benefit may no longer be appropriate.
The Company tests for the possible impairment of indefinite and definite-lived intangible assets annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such indicators exist, the Company compares the fair value of the asset to the carrying value of the asset. If the carrying value is greater than the fair value, an expense would be recorded in Intangible amortization and impairments in the Consolidated Statements of Income to reduce the carrying value of the asset to fair value.
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized. Goodwill is not amortized, but is instead reviewed for impairment. The Company performs a qualitative impairment test at least annually to determine if the carrying value of its single reporting unit is in excess of its fair value. If a potential impairment is more likely than not, then the Company will perform a single step quantitative test with any excess of carrying value over fair value recorded as an expense in Intangible amortization and impairments.

(i)	Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three to ten years. Computer software developed or obtained for internal use is amortized over the estimated useful life of the software, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Buildings are amortized over their expected useful lives, generally not to exceed 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land and artwork are not depreciated; artwork is included in Other assets on the Consolidated Balance Sheets.

(j)	Leases
The Company and its Affiliates currently lease office space and equipment under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Leases are classified as either capital leases or operating leases, as appropriate. Most lease agreements for office space that are classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and is reported in Other expenses (net) on the Consolidated Statements of Income.

(k)	Issuance Costs
Issuance costs related to the Company’s senior bank debt are amortized over the remaining term of the senior unsecured multicurrency revolving credit facility (the “revolver”) and the senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”), which approximates the effective interest method.  Issuance costs associated with the revolver are included in Other assets. Issuance costs associated with the term loan are included as a reduction of the related debt balance. Issuance costs associated with the Company’s senior notes are amortized over the shorter of the period to the first investor put date or the Company’s estimate of the expected term of the security, and are included as a reduction of the related debt balance in the Consolidated Balance Sheets. The expense resulting from the amortization of these issuance costs is reported in Interest expense in the Consolidated Statements of Income.

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

If the Company’s or its Affiliates’ derivative financial instruments qualify as cash flow or net investment hedges, the effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss) as a separate component of stockholders’ equity and reclassified to earnings with the hedged item. For cash flow hedges, hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the present value of the cumulative change in the expected future cash flows of the hedged item. For net investment hedges, hedge effectiveness is measured using the spot rate method. For fair value hedges, the entire change in the fair value of the hedging instrument is presented in earnings with the hedged item, unless the changes in fair value are not equal, which would result in hedge ineffectiveness. Any hedge ineffectiveness is recorded in Investment and other income. The Company assesses hedge effectiveness on a quarterly basis.

Changes in fair value of a hedging instrument that are excluded from the assessment of hedge effectiveness, also known as excluded components, are amortized over the period of the designated hedge.

(m)	Revenue Recognition

Revenue primarily represents asset and performance based fees earned by the Company and its Affiliates for managing the assets of clients. Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services. Investment management, broker-dealer and administrative services are performed and consumed simultaneously and, therefore, the Company recognizes these asset based fees ratably over time. Substantially all the Company’s asset based fees for services are based on the value of client assets over time, which are typically determined using observable market data. Services may be invoiced in advance or in arrears and are payable upon receipt. Any asset based fees collected in advance are deferred and recognized as the services are performed and consumed. Revenue recognized by the Company is adjusted for any expense reimbursement arrangements.

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
The Company periodically enters into contingent payment arrangements in connection with its business combinations. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain specified financial targets are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a liability in Other liabilities on the Consolidated Balance Sheet. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company’s expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Gains and losses resulting from changes to expected payments are reflected in Other expenses (net) and the accretion of these obligations to their expected payment amounts are reflected within Interest expense. For Affiliates accounted for under the equity method of accounting, the Company records a liability in Payables and accrued liabilities when a payment becomes probable, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates (net).

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period when the change is enacted.
The Company regularly assesses the recoverability of its deferred income tax assets to determine whether these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations. If the Company determines it would not be able to realize its deferred tax assets, it records a valuation allowance to reflect the deferred tax assets at their current value. Adjustments to the valuation allowance will increase or decrease Income tax expense.
The Company records unrecognized tax benefits based on whether it is more-likely-than-not that the uncertain tax positions will be sustained on the basis of the technical merits of the position. If it is determined that an uncertain tax position is more-likely-than-not to be sustained, the Company records the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority in Income tax expense. Interest and penalties related to unrecognized tax benefits are also recorded in Income tax expense.

On December 22, 2017, changes in U.S. tax laws were enacted, which significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system and imposing a one-time transition tax on deemed repatriated foreign earnings and profits. The U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a company did not have the necessary information available, prepared or analyzed to complete the accounting for certain income tax effects of the changes in U.S. tax laws as of December 31, 2017 and allowed companies to record provisional amounts. Changes to provisional amounts or new amounts resulting from new guidance, interpretations or other information or from further evaluation of the impact of the changes in U.S. tax laws are recorded in subsequent reporting periods not to extend beyond one year from the enactment date. The Company finalized its accounting for the impact of changes in U.S. tax laws in the three months ended December 31, 2018. No significant adjustments to the provisional amount were made. The Company has elected to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low Taxed Income (“GILTI”) as a current period expense when incurred (the “period cost method”).

(p)	Foreign Currency Translation
Assets and liabilities denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expenses denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the relevant period. Because of the long-term nature of the Company’s investments in its Affiliates, net translation exchange gains and losses resulting from foreign currency translation are recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are reflected in Investment and other income.

(q)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and derivative financial instruments. The Company and its Affiliates maintain cash and cash equivalents, investments and, at times, certain derivative financial instruments with various high credit-quality financial institutions. These financial institutions are typically located in countries in which the Company and its Affiliates operate. For the Company and certain of its Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

(r)	Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of shares of the Company’s common stock outstanding during the period. Earnings per share (diluted) is similar to Earnings per share (basic), but adjusts for the dilutive effect of the potential issuance of incremental shares of the Company’s common stock.
The Company had convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of Earnings per share (diluted). Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company’s common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Tax windfalls or shortfalls are recognized in Income tax expense and have been classified as operating activities in the Consolidated Statements of Cash Flows. Taxes paid by the Company when it withholds shares to satisfy tax withholding obligations are classified as a financing activity in the Consolidated Statements of Cash Flows.

(t)	Recent Accounting Developments

During the year ended December 31, 2018, the Company adopted several Accounting Standard Updates (“ASUs”) as follows:

Effective January 1, 2018:
•ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities;
•ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments;
•ASU 2017-01, Clarifying the Definition of a Business;
•ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment,
•ASU 2017-09, Compensation - Stock Compensation; and
•ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities

Effective September 1, 2018:

•	ASU 2018-13, Fair Value Measurements: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

None of these ASUs had a significant impact on the Company’s Consolidated Financial Statements.

While the Company and the Company’s consolidated Affiliates adopted ASU 2014-09 on January 1, 2018, the standard is effective for the Company’s equity method Affiliates for interim and annual periods beginning after December 15, 2018.  The Company does not expect a significant impact to its Consolidated Financial Statements upon adoption of the standard by its equity method Affiliates. Also, on September 1, 2018, the Company early adopted the eliminated and modified disclosures of ASU 2018-13 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively. As permitted by ASU 2018-13, the Company will present the additional disclosures required in the interim and annual periods beginning after December 15, 2019.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases, and subsequently issued several related amendments. The standard requires lessees to record right-of-use assets and lease liabilities arising from most operating leases on their statement of financial position. The standard is effective for interim and annual periods beginning after December 15, 2018 for the Company and its consolidated Affiliates, and for interim and annual periods beginning after December 15, 2019 for the Company’s equity method Affiliates. The Company plans to adopt the standard using a modified retrospective method. The Company does not expect the adoption to significantly impact its Consolidated Statements of Income or its Consolidated Statements of Cash Flows. The Company anticipates recording a lease liability and a corresponding right-of-use asset of approximately $200 million on its Consolidated Balance Sheets. The Company will elect the transition practical expedients provided by ASU 2016-02, which allows the Company to carryforward its historical lease classification. As permitted under ASU 2016-02, the Company will elect not to record short-term leases with an initial lease term less than 12-months on its Consolidated Balance Sheets. Additionally, the Company will make an accounting policy election to include non-lease components for real estate leases and to separate non-lease components for non-real estate leases for the calculation of its lease liabilities. The Company will continue to assess the impact of adoption for its equity method Affiliates.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Investments in Marketable Securities
Investments in marketable securities at December 31, 2017 and 2018 were $77.8 million and $119.3 million, respectively. The following is a summary of the cost, gross unrealized gains and losses and fair value of Investments in marketable securities:

	December 31,
	2017	2018
Cost	$67.1	$126.8
Unrealized gains	13.0	1.1
Unrealized losses	(2.3)	(8.6)
Fair value	$77.8	$119.3
For the years ended December 31, 2017 and 2018, the Company received proceeds of $112.2 million and $81.4 million, respectively, from the sale of investments in marketable securities and recorded net gains of $35.8 million and $6.9 million, respectively.

3.	Other Investments
Other investments consist of investments in funds advised by the Company’s Affiliates that are carried at fair value. The income or loss related to these investments is recorded in Investment and other income. See Note 11 for additional information.

4.	Investments in Affiliates and Affiliate Sponsored Investment Products
Investments in Affiliates

The Company’s Affiliates are consolidated or accounted for under the equity method, depending upon the underlying structure of and relationship with each Affiliate.

Substantially all of the Company’s consolidated Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests of equity method Affiliates considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2017		December 31, 2018
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,594.4	$2,765.7	$1,102.9	$2,277.8

As of December 31, 2017 and 2018, the carrying value and maximum exposure to loss for all of the Company’s equity method Affiliates was $3,304.7 million and $2,791.0 million, including equity method Affiliates considered VREs of $539.0 million and $513.2 million, respectively.

Affiliate Sponsored Investment Products

The net assets of Affiliate sponsored investment products that were considered VIEs accounted for under the equity method and the Company’s carrying value and maximum exposure to loss were as follows:

	December 31, 2017		December 31, 2018
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,154.6	$10.2	$2,216.5	$1.1

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Senior Bank Debt
The Company has a senior unsecured multicurrency revolving credit facility and a senior unsecured term loan facility. As of December 31, 2018, the borrowing capacity under the revolver was $1.45 billion, with the ability, subject to certain conditions, to further increase commitments by up to $350.0 million. During 2018, the Company amended its term loan to increase the borrowings to $450.0 million, with the ability to borrow an additional $75.0 million, subject to certain conditions. The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default. The revolver matures on September 30, 2020 and the term loan matures on May 31, 2021.
As of December 31, 2017 and 2018, the Company had outstanding borrowings under the revolver of $425.0 million and $330.0 million, respectively, and the weighted-average interest rate on outstanding borrowings was 2.76% and 3.92%, respectively. As of December 31, 2017 and 2018, the Company had outstanding borrowings under the term loan of $385.0 million and $450.0 million, and the weighted-average interest rate on outstanding borrowings was 2.69% and 3.33%, respectively. The Company pays commitment fees on the unused portion of its revolver. For the years ended December 31, 2017 and 2018, these fees amounted to $1.5 million and $1.6 million, respectively.

6.	Senior Notes
In 2017, the Company redeemed, canceled and retired all $200.0 million principal amount outstanding of its 6.375% senior unsecured notes due 2042 at a redemption price equal to 100% of the principal amount. At December 31, 2018, the Company had two senior notes outstanding. The carrying value of the senior notes is accreted to the principal amount at maturity over a remaining life of the underlying instrument. The respective principal terms of the senior notes are presented below:

	2024 Senior Notes	2025 Senior Notes
Issue date	February 2014	February 2015
Maturity date	February 2024	August 2025
Potential Call Date(1)	Any Time	Any Time
Par value (in millions)	$400.0	$350.0
Call Price(1)	As Defined	As Defined
Stated coupon	4.25%	3.50%
Coupon frequency	Semi-annually	Semi-annually
__________________________

(1)
The senior notes may be redeemed at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. The make-whole redemption price, in each case, is equal to the greater of 100% of the principal amount of the notes to be redeemed and the remaining principal and interest payments on the notes being redeemed (excluding accrued but unpaid interest to, but not including, the redemption date) discounted to their present value as of the redemption date at the applicable treasury rate plus 0.25%.

7.	Convertible Securities
At December 31, 2018, the Company had junior convertible trust preferred securities outstanding (the “junior convertible securities”). The carrying value and principal amount at maturity of the junior convertible securities were as follows:

	December 31, 2017		December 31, 2018
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
Junior convertible securities(1)	$309.9	$430.8	$312.5	$430.8
__________________________

(1)	The carrying value is accreted to the principal amount at maturity over a remaining life of 19 years.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash. Effective August 10, 2018 and in accordance with the convertible securities indenture, the Company adjusted the conversion rate of the junior convertible securities from 0.2500 shares of common stock to 0.2525 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $198.02 per share of common stock. The adjustment was the result of the Company’s cumulative declared dividends on its common stock since the initiation of its dividend through August 2018. Holders of the junior convertible securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities if the closing price of its common stock exceeds $257.43 per share for 20 trading days in a period of 30 consecutive trading days. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. These deductions will generate annual deferred tax liabilities of $7.8 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if the Company’s common stock is trading above certain thresholds at the time of the conversion of the securities.

8.	Equity Distribution Program
The Company has equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2018, no sales had occurred under the equity distribution program.

9.	Derivative Financial Instruments
The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates and markets.

In 2018, the Company entered into two separate pound sterling-denominated forward foreign currency contracts (the “forward contracts”) with a large financial institution (the “counterparty”). Concurrent to entering into each of the forward contracts, the Company also entered into two separate collar contracts (the “collar contracts”) with the same counterparty for the same notional amounts and expiration dates as each of the forward contracts. Under one of the forward contracts, the Company will deliver £285.8 million for $400.0 million in 2024 and under the other forward contract, the Company will deliver £325.3 million for $450.0 million in 2021. Under one of the collar contracts, the Company sold a put option with a lower strike price of 1.288 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.535 U.S. dollars per one pound sterling. Under the other collar contract, the Company sold a put option with a lower strike price of 1.318 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.448 U.S. dollars per one pound sterling. The forward contracts and the collar contracts provide net settlement rights and require the parties to post collateral throughout the term of the contracts.

The combination of the forward contracts and the collar contracts were designated as net investment hedges against fluctuations in foreign currency exchange rates on certain of the Company’s investments in Affiliates with the pound sterling as their functional currency.

The forward contracts’ excluded component is recognized in earnings on a straight-line basis over the respective periods of the forward contracts as a reduction to Interest expense. All other changes in the fair values of the effective net investment hedges are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. The Company assesses hedge effectiveness on a quarterly basis.

The Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign currency exchange rate movements, none of which were significant.

Derivative financial instruments are presented in Other assets when in an unrealized gain position and in Other liabilities when in an unrealized loss position.  When a right to offset exists between derivative financial instruments they are presented net in the Consolidated Balance Sheets. The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis. As of December 31, 2017, the Company and its Affiliates did not have

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any significant derivative financial instruments.

	December 31, 2018
	Assets	Liabilities
Forward contracts	$32.0	$(1.4)
Put options	—	(60.3)
Call options	34.1	—
Total	$66.1	$(61.7)
The following table summarizes the effect of the derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Year Ended December 31, 2018
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Recognized in Earnings from Excluded Components(1)
Forward contracts	$27.2	$3.8
Put options	(17.8)	—
Call options	(8.4)	—
Total	$1.0	$3.8

(1)     The excluded components are recorded as a reduction in Interest expense.
As of December 31, 2018, the Company and its Affiliates did not have any significant gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings.

The terms of the Company’s forward contracts and collar contracts require the Company and the counterparty to post cash collateral in certain circumstances throughout the duration of the contracts. As of December 31, 2018, the Company held $3.1 million of cash collateral from the counterparty, and the counterparty held $28.0 million of cash collateral from the Company.

The counterparty to the Company’s derivative contracts is a large financial institution. The derivative contracts are governed by an International Swaps and Derivative Association (“ISDA”) Master Agreement with the counterparty, which provides for settlement netting and close-out netting between the Company and the counterparty, which are legally enforceable rights to setoff. The Company also actively monitors its counterparty credit risk related to derivative financial instruments. The Company’s derivative contracts include provisions to protect against counterparty rating downgrades, which in certain cases may result in the counterparty posting additional collateral to the Company, or give rise to a termination right. The Company considers set-off rights and counterparty credit risk in the valuation of its positions, and recognizes a credit valuation adjustment as appropriate. The Company’s forward contracts and collar contracts include contingent features that could require the Company or the counterparty to post additional collateral, or give rise to termination rights, if certain specified rating downgrades were to occur.  As of December 31, 2018, there were no derivative arrangements with a contingent feature that were in a net liability position.

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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2018, these unfunded commitments were $131.0 million and may be called in future periods.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, the Company was contingently liable, upon achievement by certain of its Affiliates of specified financial targets, to make payments through 2020 related to the Company’s investments in these Affiliates. For its consolidated Affiliates, the Company was contingently liable for up to $2.5 million, and expected to make payments of $1.9 million (all of which are expected to be made in 2019). The present value of the total expected payments was $1.9 million. For its equity method Affiliates, the Company was contingently liable to make payments up to $150.0 million through 2020, and expected to make no payments.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 20 for additional information. In addition, in connection with one of the Company’s investments in a non-U.S. alternative Affiliate accounted for under the equity method, the Company entered into an arrangement with a minority owner of the Affiliate that gives such owner the right to elect to sell a portion of its 19% ownership interest in the Affiliate to the Company annually. The purchase price of these conditional purchases will be at fair market value. During the three months ended December 31, 2018, the Company was notified by the minority owner that it may, after determining the fair market value of its interest, elect to sell a 5% ownership interest in the Affiliate to the Company. If the minority owner elects to sell this interest, the transaction is expected to be completed during the first half of 2019; however, the Company cannot currently predict the amount that may be paid to settle this commitment. If the Company acquires the minority owner’s interest over time, it will continue to account for the Affiliate under the equity method.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.

11.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2017
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$77.8	$77.8	$—	$—
Derivative financial instruments(1)	0.2	—	0.2	—
Financial Liabilities(2)
Contingent payment arrangements	$9.4	$—	$—	$9.4
Affiliate equity repurchase obligations	49.2	—	—	49.2
Derivative financial instruments	0.6	—	0.6	—

		Fair Value Measurements
	December 31, 2018
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$119.3	$119.3	$—	$—
Derivative financial instruments(1)	5.8	—	5.8	—
Financial Liabilities(2)
Contingent payment arrangements	$1.9	$—	$—	$1.9
Affiliate equity repurchase obligations	36.2	—	—	36.2
Derivative financial instruments	1.4	—	1.4	—
__________________________

(1)	Amounts are presented within Other assets.

(2)	Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in level 3 liabilities:

	For the Years Ended December 31,
	2017		2018
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$8.6	$12.1	$9.4	$49.2
Net realized and unrealized losses(1)	7.6	5.5	1.3	—
Purchases and issuances(2)	—	206.1	—	105.4
Settlements and reductions	(6.8)	(174.5)	(8.8)	(118.4)
Balance, end of period	$9.4	$49.2	$1.9	$36.2

Net change in unrealized losses relating to instruments still held at the reporting date(1)	$2.8	$—	$0.2	$—
__________________________

(1)
For the years ended December 31, 2017 and 2018, net realized and unrealized losses resulting from changes to contingent payment arrangements were $6.6 million and $0.6 million, respectively, and were recorded in Other expenses (net). For the years ended December 31, 2017 and 2018, the accretion expense for these arrangements was $1.0 million and $0.7 million, respectively, and was recorded in Interest expense.

(2)	Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Techniques	Unobservable Input	Fair Value at December 31, 2017	Range at December 31, 2017	Weighted Average at December 31, 2017	Fair Value at December 31, 2018	Range at December 31, 2018	Weighted Average at December 31, 2018
Contingent payment arrangements	Discounted cash flow	Growth rates	$9.4	7% - 8%	7%	$1.9	7%	7%
		Discount rates		15% - 16%	15%		15%	15%
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	49.2	0% - 11%	6%	36.2	(4)% - 9%	3%
		Discount rates		12% - 16%	14%		14% - 16%	15%
Contingent payment arrangements represents the present value of the expected future settlement amounts related to the Company’s investments in consolidated Affiliates. As of December 31, 2018, there were no changes to growth rates or discount rates that had a significant impact to contingent payment arrangements.
Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of December 31, 2018, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor investment products in which the Company and its Affiliates may make general partner and seed capital investments. The Company uses the NAV of these investments as a practical expedient for their fair value and reports these products within Other investments. The following table summarizes the nature of the Company’s investments, unfunded commitments, and any related liquidity restrictions or other factors that may impact the ultimate value realized:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017		December 31, 2018
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity(1)	$156.1	$98.8	$193.2	$131.0
Other funds(2)	8.9	—	7.9	—
Other investments(3)	$165.0	$98.8	$201.1	$131.0
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

(3)	Fair value attributable to the controlling interest was $80.1 million and $123.2 million as of December 31, 2017 and 2018, respectively.
Other Financial Assets and Liabilities Not Carried at Fair Value
The carrying amount of Cash and cash equivalents, Receivables and Payables and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable, which is reported in Other assets, approximates fair value because interest rates and other terms are at market rates. The carrying value of the credit facilities, which is reported in Senior bank debt in the Consolidated Balance Sheets, approximates fair value because the credit facilities have variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2017		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$745.7	$765.2	$746.2	$747.5	Level 2
Convertible securities	309.9	549.8	312.5	391.5	Level 2

12.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

	Goodwill
	2017	2018
Balance, beginning of period	$2,628.1	$2,662.5
Foreign currency translation	34.4	(29.1)
Balance, end of period	$2,662.5	$2,633.4

As of September 30, 2018, the Company completed its impairment assessment on goodwill and no impairments were indicated.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2016	$1,290.0	$(788.1)	$501.9	$995.5	$1,497.4
Intangible amortization and impairments	—	(86.4)	(86.4)	—	(86.4)
Foreign currency translation	5.5	—	5.5	33.2	38.7
Balance, as of December 31, 2017	$1,295.5	$(874.5)	$421.0	$1,028.7	$1,449.7
Intangible amortization and impairments	—	(114.4)	(114.4)	(0.4)	(114.8)
Foreign currency translation	(3.0)	—	(3.0)	(22.0)	(25.0)
Balance, as of December 31, 2018	$1,292.5	$(988.9)	$303.6	$1,006.3	$1,309.9
Definite-lived acquired client relationships are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments for these relationships of $107.7 million, $86.4 million and $114.4 million, respectively, for the years ended December 31, 2016, 2017 and 2018. Based on relationships existing as of December 31, 2018, the Company estimates that its consolidated annual amortization expense will be approximately $110 million in 2019, $55 million in 2020, and $30 million in 2021, 2022 and 2023.
During 2018, the Company completed impairment assessments on its definite-lived and indefinite-lived acquired client relationships and no impairments were indicated.

13.	Equity Method Investments in Affiliates
The following table presents the change in Equity method investments in Affiliates (net):

	Equity Method Investments in Affiliates (Net)
	2017	2018
Balance, beginning of period	$3,368.3	$3,304.7
Equity method earnings	501.4	370.6
Equity method intangible amortization and impairments	(199.2)	(370.8)
Distributions of earnings from equity method investments	(429.8)	(466.3)
Investments	29.8	7.3
Foreign currency translation	62.3	(34.5)
Other(1)	(28.1)	(20.0)
Balance, end of period	$3,304.7	$2,791.0
__________________________

(1)	Primarily reflects the Company’s share of entity level taxes.
Definite-lived acquired relationships at the Company’s equity method Affiliates are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $59.2 million, $106.1 million and $97.5 million, respectively, for the years ended December 31, 2016, 2017 and 2018. Based on relationships existing as of December 31, 2018, the Company estimates the annual amortization expense attributable to its equity method Affiliates will be approximately $95 million in 2019, 2020 and 2021 and $75 million in 2022 and 2023.
For the year ended December 31, 2017, the Company determined that the fair value of a U.S. alternative Affiliate had declined below its carrying value. The decline in the fair value of this Affiliate was the result of a cumulative decline in assets under management, coupled with the recent loss of a significant client, which had decreased the forecasted revenue of the Affiliate. The fair value of this Affiliate was determined using a discounted cash flow analysis, a level 3 fair value measurement, that projected future cash flows associated with the investment and discount rates that were developed with input from valuation experts. The significant assumptions used in the cash flow analysis include a projected growth rate of 10.0%, discount rates of 14.0% and 25.0% for asset and performance based fees, respectively, and a market participant tax rate of

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.0%. The Company considered the decline in fair value to be other-than-temporary and, accordingly, the Company recognized a $93.1 million expense to reduce the asset to fair value.

For the year ended December 31, 2018, the Company determined that the fair value of the U.S. alternative Affiliate and the fair value of one of its non-U.S. alternative Affiliates had declined below their respective carrying values. The decline in the fair values of these Affiliates was caused by declines in assets under management as a result of client redemptions, coupled with recent negative investment returns, which resulted in the decrease of forecasted performance based fees for these Affiliates. For the U.S. alternative Affiliate for which the Company recorded an expense to reduce the carrying value to fair value in 2017, the Company recorded an additional $33.3 million expense to reduce the carrying value of this Affiliate to zero as the business was liquidated. For the non-U.S. alternative Affiliate, the Company determined the fair value using a discounted cash flow analysis, a level 3 fair value measurement, that projected future cash flows associated with the investment and discount rates that were developed with input from valuation experts. The significant assumptions used in the cash flow analysis include a projected growth rate of 2.5%, discount rates of 11.0% and 20.0% for asset and performance based fees, respectively, and a market participant tax rate of 25.0%. The Company considered the decline in fair value to be other-than-temporary and, accordingly, the Company recognized a $240.0 million expense to reduce the asset to fair value.

For the Company’s remaining equity method investments in Affiliates, the Company completed its annual evaluations as of December 31, 2017 and 2018 and no other impairments were identified.
The following table presents summarized financial information for Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2016(2)	2017	2018
Revenue(1)	$2,200.9	$3,126.3	$3,231.7
Net income(1)	1,068.9	2,182.7	1,286.1

	December 31,
	2017	2018
Assets	$3,324.9	$2,730.4
Liabilities and Non-controlling interests	1,405.5	1,235.1
__________________________

(1)	Revenue and the associated net income include asset and performance based fees and the impact of consolidated investment products.

(2)	Revenue and net income reflect investments in new Affiliates for the full-year, regardless of the date of the Company’s investment.
The Company’s share of undistributed earnings from equity method investments was $92.4 million as of December 31, 2018.
The Company has determined that one of its equity method Affiliates is significant under Rule 10-01(b)(1) of Regulation S-X. For the years ended December 31, 2017 and 2018, this equity method Affiliate recognized revenue of $1,317.8 million and $1,137.5 million, respectively, and net income of $806.6 million and $524.5 million, respectively.

14.	Fixed Assets and Lease Commitments
Fixed assets (net) consisted of the following:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2018
Building and leasehold improvements	$111.9	$117.8
Software	50.8	51.0
Equipment	44.5	42.3
Furniture and fixtures	21.4	21.0
Land, improvements and other	18.7	18.6
Fixed assets, at cost	247.3	250.7
Accumulated depreciation and amortization	(136.3)	(146.4)
Fixed assets (net)	$111.0	$104.3
The Company and its consolidated Affiliates lease office space and equipment for their operations. At December 31, 2018, the Company’s aggregate future minimum payments for operating leases having initial or non-cancelable lease terms greater than one year were payable as follows:

Year	Required Minimum Payments
2019	$35.5
2020	36.9
2021	34.8
2022	27.7
2023	23.4
Thereafter	75.2
Consolidated rent expense for 2016, 2017 and 2018 was $35.5 million, $37.5 million and $40.5 million, respectively.

15.	Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2017	2018
Accrued compensation	$472.5	$463.2
Accrued income taxes	93.0	42.9
Other	241.7	240.5
Payables and accrued liabilities	$807.2	$746.6

16.	Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retained an interest in certain of the Affiliate’s private equity investment partnerships. The prior owner’s interests are presented in Other liabilities and were $61.2 million and $49.7 million at December 31, 2017 and 2018, respectively.
The Company and its Affiliates earn asset and performance based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. In addition, Affiliate management owners and Company officers may serve as trustees or directors of certain investment vehicles from which an Affiliate earns fees.
The Company had liabilities to related parties for contingent payment arrangements in connection with certain business combinations. The net present value of the total amounts payable were $9.4 million and $1.9 million as of December 31, 2017 and 2018, respectively, and were included in Other liabilities. For the years ended December 31, 2017 and 2018, the Company made $6.8 million and $8.8 million of payments associated with these liabilities, respectively. For the years ended December

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2017 and 2018, the Company adjusted its estimates of contingent payment arrangements and recorded expenses of $6.6 million and $0.6 million, respectively. These amounts are included in Other expenses (net).
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
The Company’s Board of Directors authorized share repurchase programs in January 2018 and January 2017, authorizing the Company to repurchase up to 3.4 million and 1.9 million shares of its common stock, respectively, and these authorizations have no expiry. For the year ended December 31, 2018, the Company repurchased 3.3 million shares of this total authorized amount, at an average price per share of $150.31. As of December 31, 2018, 1.7 million shares remained available for repurchase under the January 2018 share repurchase program and no shares remained available for repurchase under the January 2017 program.
The following is a summary of the Company’s share repurchase activity:

Year	Shares Repurchased	Average Price
2016	0.2	$161.16
2017	2.4	173.19
2018	3.3	150.31
Forward Equity and Equity Distribution Program
In 2016, the Company entered into an agreement to sell approximately 2.9 million shares of its common stock at a price of $167.25 per share on a forward basis. In 2016, the Company issued 2.7 million shares to settle a portion of this forward equity sale and received proceeds of $440.3 million, and net settled 0.2 million shares for cash at an average share price of $144.59.  This agreement is no longer in effect.
In 2016, the Company entered into separate equity distribution and forward equity agreements with several major securities firms under which the Company may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2018, no sales had occurred under the equity distribution program.
Preferred Stock
The Company is authorized to issue up to 5.0 million shares of Preferred Stock. Any such Preferred Stock issued by the Company may rank prior to common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.
Financial Instruments
The Company’s junior convertible securities contain an embedded right for holders to receive shares of the Company’s common stock under certain conditions. These arrangements, as well as the equity distribution program, meet the definition of equity and are not required to be accounted for separately as derivative financial instruments.

18.	Share-Based Compensation
Share-Based Incentive Plans
The Company has established various plans under which it is authorized to grant restricted stock, restricted stock units, stock options and stock appreciation rights. The Company may also grant cash awards that can be notionally invested in one or

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

more specified measurement funds, including the Company’s common stock. Awards granted under the Company’s share-based incentive plans typically participate in any dividends declared, but such amounts are deferred until delivery of the shares and are forfeitable if the requisite service is not satisfied. Dividends may be paid in cash or may be reinvested in the Company’s common stock.
The total fair value of share-based compensation awards that vested was $20.7 million, $59.4 million and $5.9 million during the years ended December 31, 2016, 2017 and 2018, respectively.
Share-Based Incentive Compensation
The following is a summary of share-based compensation expense:

Year	Share-Based Compensation Expense	Tax Benefit
2016	$39.2	$15.1
2017	40.4	13.6
2018	44.7	11.2
The excess tax benefit recognized from share-based incentive plans was $10.9 million and $0.7 million during the years ended December 31, 2017 and 2018, respectively, and classified as an operating cash flow.
As of December 31, 2017, the Company had $63.5 million of unrecognized share-based compensation expense. As of December 31, 2018, the Company had $54.1 million of unrecognized share-based compensation, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Stock Options
The following table summarizes the transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Unexercised options outstanding—December 31, 2017	0.6	$122.04
Options granted	0.0	179.54
Options exercised	(0.1)	99.57
Options forfeited	(0.0)	122.40
Unexercised options outstanding—December 31, 2018	0.5	130.81	3.7
Exercisable at December 31, 2018	0.1	138.97	2.3

The Company granted stock options with fair values of $16.4 million, $0.8 million and $1.0 million for the years ended December 31, 2016, 2017 and 2018, respectively. Stock options generally vest over a period of three to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of options exercised during the years ended December 31, 2016, 2017 and 2018 was $27.7 million, $50.8 million and $8.2 million, respectively. The cash received for options exercised was $25.6 million, $41.9 million and $9.7 million during the years ended December 31, 2016, 2017 and 2018, respectively. As of December 31, 2018, the intrinsic value of exercisable options outstanding was $0.3 million, and 3.1 million options were available for grant under the Company’s option plans.
The fair value of options granted was estimated using the Black-Scholes option pricing model and were $39.02, $48.05 and $48.64, per option, for the years ended December 31, 2016, 2017 and 2018, respectively. The weighted average grant date assumptions used to estimate the fair value of options granted were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2016	2017	2018
Dividend yield	0.0%	0.5%	0.8%
Expected volatility(1)	30.7%	28.0%	25.5%
Risk-free interest rate(2)	1.6%	2.1%	2.8%
Expected life of options (in years)(3)	5.7	5.7	5.7
Forfeiture rate	0.0%	0.0%	0.0%
__________________________

(1)	Expected volatility is based on historical and implied volatility.

(2)	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.

(3)	Expected life of options (in years) is based on the Company’s historical and expected exercise behavior.
Restricted Stock
The following table summarizes the transactions in the Company’s restricted stock units:

	Restricted Stock	Weighted Average Grant Date Value
Unvested units—December 31, 2017	0.4	$162.32
Units granted	0.2	201.75
Units vested	(0.0)	188.93
Units forfeited	(0.0)	154.92
Unvested units—December 31, 2018	0.6	172.74
The Company granted awards with fair values of $28.0 million, $36.9 million and $37.7 million for the years ended December 31, 2016, 2017 and 2018, respectively. These awards were valued based on the closing price of the Company’s common stock on the grant date and the number of awards expected to be delivered. Awards containing vesting conditions generally require service over a period of three to four years and may also require the satisfaction of certain performance conditions. In certain cases, awards with performance conditions may use structures whereby the number of shares of the Company’s common stock that an employee ultimately receives at vesting will be equal to the base number of restricted stock units granted, multiplied by a predetermined percentage determined in accordance with the level of attainment of Company performance measures during the performance period and could be higher or lower than the original restricted stock unit grant. During the years ended December 31, 2017 and 2018, there were no changes in the Company’s estimate of the number of shares expected to be delivered.
As of December 31, 2018, the Company had 0.9 million shares available for grant under its plans.

19.	Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five and 15 years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the value of the Company’s Affiliate equity is presented within Non-controlling interests. Upon becoming redeemable, the value of these interests is reclassified and the current redemption value of these interests is presented as Redeemable non-controlling interests. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company receives a put notice and, therefore, has an unconditional obligation to repurchase Affiliate equity interests, they are reclassified to Other liabilities. The following table presents the changes in Redeemable non-controlling interests:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Redeemable Non-controlling Interests
	2017	2018
Balance, beginning of period	$673.5	$811.9
Changes attributable to Affiliate sponsored consolidated products	12.4	51.6
Transfers to Other liabilities	(192.3)	(105.4)
Transfers from Non-controlling interests	76.8	44.8
Changes in redemption value	241.5	30.8
Balance, end of period(1)	$811.9	$833.7
__________________________

(1)
As of December 31, 2017 and 2018, Redeemable non-controlling interests include Affiliate sponsored consolidated products primarily attributable to third-party investors of $39.4 million and $91.0 million, respectively.

20.	Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to Affiliate equity holders (non-controlling interests) were $354.1 million, $352.2 million and $370.5 million for the years ended December 31, 2016, 2017 and 2018, respectively.

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
The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate partners and its officers. The amount of cash paid for repurchases was $115.8 million, $174.7 million and $120.0 million for the years ended December 31, 2016, 2017 and 2018, respectively. The total amount of cash received for issuances was $11.8 million, $9.0 million and $6.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Sales and repurchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its Affiliate partners and its officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity, or repurchased for consideration above the fair value of the equity, then such difference is recorded as compensation expense in Compensation and related expenses in the Consolidated Statements of Income over the requisite service period.
The following table presents Affiliate equity compensation expense:

	For the Years Ended December 31,
	2016	2017	2018
Controlling interest	$10.0	$13.2	$16.7
Non-controlling interests	31.2	36.8	39.7
Total	$41.2	$50.0	$56.4
The following table presents unrecognized Affiliate equity compensation expense:

Year	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2016	$31.3	4 years	$70.7	5 years
2017	33.3	5 years	95.9	6 years
2018	38.7	5 years	118.3	6 years

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $12.4 million and $16.2 million at December 31, 2017 and 2018, respectively, and was included in Other assets. The total payable was $49.2 million and $36.2 million as of December 31, 2017 and 2018, respectively, and was included in Other liabilities.
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

	For the Years Ended December 31,
	2016	2017	2018
Net income (controlling interest)	$472.8	$689.5	$243.6
Increase (decrease) in controlling interest paid-in capital from Affiliate equity issuances	1.6	(1.0)	(5.0)
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(38.0)	(116.2)	(67.9)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$436.4	$572.3	$170.7

21.	Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees. Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service limits. The Company’s consolidated Affiliates have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, have their employees covered under the Company’s plan. In each case, the relevant Affiliate is able to make discretionary contributions for the benefit of its employees, as applicable, that are qualified plan participants, up to Internal Revenue Service limits. Consolidated expenses related to these plans were $18.9 million, $20.1 million and $20.8 million for the years ended December 31, 2016, 2017 and 2018, respectively. The controlling interest’s portion of expenses related to these plans were $3.7 million, $3.9 million and $4.8 million for the years ended December 31, 2016, 2017 and 2018, respectively.

22.	Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests.

The following table presents the consolidated provision for income taxes:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2016	2017	2018
Controlling interest:
Current tax	$168.1	$173.8	$117.2
Intangible-related deferred taxes	84.3	(98.5)	79.7
Other deferred taxes	(23.2)	(24.9)	(27.5)
Total controlling interest	229.2	50.4	169.4
Non-controlling interests:
Current tax	$8.2	$8.2	$12.2
Deferred taxes	(1.8)	(0.2)	(0.3)
Total non-controlling interests	6.4	8.0	11.9
Income tax expense	$235.6	$58.4	$181.3
Income before income taxes (controlling interest)	$702.0	$739.9	$413.0
Effective tax rate (controlling interest)(1)	32.6%	6.8%	41.0%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2016	2017	2018
Current:
Federal	$103.4	$109.0	$52.2
State	22.9	18.9	28.6
Foreign	50.0	54.1	48.6
Total current	176.3	182.0	129.4
Deferred:
Federal	62.3	(124.9)	51.3
State	10.0	10.4	13.2
Foreign	(13.0)	(9.1)	(12.6)
Total deferred	59.3	(123.6)	51.9
Income tax expense	$235.6	$58.4	$181.3

For financial reporting purposes, Income before income taxes consisted of the following:

	For the Years Ended December 31,
	2016	2017	2018
Domestic	$688.1	$756.5	$637.3
International	286.5	310.6	76.3
	$974.6	$1,067.1	$713.6

The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2016	2017	2018
Statutory U.S. federal tax rate	35.0%	35.0%	21.0%
State income taxes, net of federal benefit	2.9	2.7	3.7
Effect of foreign operations	(4.6)	(5.4)	1.3
Effect of changes in tax law, rates	(0.3)	(25.2)	—
Reduction in carrying value of an equity method investment	—	—	13.0
Other	(0.4)	(0.3)	2.0
Effective tax rate (controlling interest)	32.6%	6.8%	41.0%
Effect of income from non-controlling interests	(8.4)	(1.3)	(15.6)
Effective tax rate	24.2%	5.5%	25.4%

For the year ended December 31, 2018, the effective tax rate (controlling interest) was 41.0% compared to 6.8% for the year ended December 31, 2017. The increase in the effective tax rate (controlling interest) in 2018 was primarily due to a provisional one-time benefit of $194.1 million recorded in 2017 as a result of changes in U.S. tax laws, which did not recur in 2018. The provisional one-time benefit was primarily due to a $216.9 million benefit from the re-measurement of the Company’s deferred tax liabilities associated with its intangible assets and convertible securities, partially offset by a $22.8 million transition tax on deemed repatriated foreign earnings. The increase in the effective tax rate (controlling interest) in 2018 was also due to a $240.0 million expense recorded to reduce the carrying value to fair value of one of the Company’s non-U.S. alternative Affiliates accounted for under the equity method for which the Company did not recognize an income tax benefit under GAAP. The Company finalized its accounting for the changes in U.S. tax laws in the three months ended December 31, 2018 and no significant adjustments were made to the provisional amount.

For the year ended December 31, 2017, the effective tax rate (controlling interest) was 6.8% compared to 32.6% for the year ended December 31, 2016. The decrease in the effective tax rate (controlling interest) in 2017 was primarily due to the provisional one-time benefit recorded for the changes in U.S. tax laws.

Deferred income tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. The significant components of the Company’s Deferred income tax liability (net) are as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2018
Deferred Tax Assets
Deferred compensation	$10.4	$18.0
State net operating loss carryforwards	16.8	18.2
Foreign loss carryforwards	16.3	16.7
Tax benefit of uncertain tax positions	11.4	10.9
Deferred income	—	8.8
Accrued expenses	1.3	3.6
Other	—	1.5
Total deferred tax assets	56.2	77.7
Valuation allowance	(24.1)	(24.1)
Deferred tax assets, net of valuation allowance	$32.1	$53.6
Deferred Tax Liabilities
Intangible asset amortization	$(258.6)	$(337.1)
Convertible securities interest	(77.9)	(84.5)
Non-deductible intangible amortization	(150.8)	(141.0)
Deferred income	(5.9)	—
Other	(6.3)	(2.6)
Total deferred tax liabilities	(499.5)	(565.2)
Deferred income tax liability (net)	$(467.4)	$(511.6)

At December 31, 2018, the Company had available state net operating loss carryforwards of $455.0 million, a majority of which will expire over a 15-to-20-year period. At December 31, 2018, the Company had foreign loss carryforwards of $63.1 million, of which $54.1 million will expire over a 20-year period and the balance will carry forward indefinitely.

The Company believes that it is more-likely-than-not that the benefit from its state and foreign loss carryforwards will not be fully realized and recorded a valuation allowance of $9.8 million and $14.3 million on the state and foreign loss carryforwards, respectively. For the year ended December 31, 2017, the Company increased its valuation allowance $2.0 million. For the year ended December 31, 2018, the Company made no adjustments to the valuation allowance.

The Company continues not to provide for U.S. income taxes on the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries considered permanent in duration. Such amount would generally become taxable upon the repatriation of assets from, or a sale or liquidation of, the foreign subsidiaries. While a determination of the potential amount of unrecognized deferred U.S. income tax liability related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2018, the estimated amount of such difference was $225.4 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2016	2017	2018
Balance, beginning of period	$26.9	$26.8	$32.4
Additions based on current year tax positions	3.8	6.0	2.4
Additions based on prior years’ tax positions	0.6	1.5	8.4
Reduction for prior years’ tax positions	—	—	(2.0)
Reductions related to lapses of statutes of limitations	(4.7)	(2.3)	(6.3)
Settlements	—	—	(1.3)
Additions (reductions) related to foreign exchange rates	0.2	0.4	(0.5)
Balance, end of period	$26.8	$32.4	$33.1
Included in the balance of unrecognized tax benefits at December 31, 2016, 2017 and 2018 were $26.0 million, $32.4 million and $33.1 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest).
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. The Company had $1.4 million, $1.7 million and $2.1 million in interest related to unrecognized tax benefits accrued at December 31, 2016, 2017 and 2018, respectively, which are included in the table above. For the years ended December 31, 2016, 2017 and 2018, no significant penalties were recorded in Income tax expense.
The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.
The Company is subject to U.S. federal, state and local, and foreign income tax in multiple jurisdictions and is also periodically subject to tax examinations in these jurisdictions. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local, or foreign taxing authorities for periods prior to 2012.

23.	Earnings Per Share
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

	For the Years Ended December 31,
	2016	2017	2018
Numerator
Net income (controlling interest)	$472.8	$689.5	$243.6
Interest expense on convertible securities, net of taxes	15.5	15.5	—
Net income (controlling interest), as adjusted	$488.3	$705.0	$243.6
Denominator
Average shares outstanding (basic)	54.2	56.0	53.6
Effect of dilutive instruments:
Stock options and restricted stock units	0.6	0.4	0.2
Convertible securities	2.2	2.2	—
Average shares outstanding (diluted)	57.0	58.6	53.8
Average shares outstanding (diluted) in the table above excludes share-based awards that have not satisfied performance conditions and the anti-dilutive effect of the following:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2016	2017	2018
Stock options and restricted stock units	0.6	0.1	0.2
Convertible securities	—	—	2.2
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.

24.	Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2016
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(115.3)	$—	$(115.3)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.3	(0.2)	0.1
Change in net unrealized gain (loss) on investment securities	(58.3)	23.1	(35.2)
Other comprehensive income (loss)	$(173.3)	$22.9	$(150.4)

	For the Year Ended December 31, 2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$128.0	$—	$128.0
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.7)	(0.1)	(0.8)
Change in net unrealized gain (loss) on investment securities	(15.0)	7.3	(7.7)
Other comprehensive income (loss)	$112.3	$7.2	$119.5

	For the Year Ended December 31, 2018
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(87.0)	$(15.1)	$(102.1)
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.1)	—	(0.1)
Other comprehensive income (loss)	$(87.1)	$(15.1)	$(102.2)
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Gains (Losses) on Investment Securities (1)	Total
Balance, as of December 31, 2016	$(213.9)	$0.4	$9.8	$(203.7)
Other comprehensive income (loss) before reclassifications	128.0	(1.6)	15.7	142.1
Amounts reclassified	—	0.8	(23.4)	(22.6)
Net other comprehensive income (loss)	128.0	(0.8)	(7.7)	119.5
Balance, as of December 31, 2017	$(85.9)	$(0.4)	$2.1	$(84.2)
Other comprehensive income (loss) before reclassifications	(102.1)	(0.2)	—	(102.3)
Amounts reclassified	—	0.1	(2.1)	(2.0)
Net other comprehensive income (loss)	(102.1)	(0.1)	(2.1)	(104.3)
Balance, as of December 31, 2018	$(188.0)	$(0.5)	$—	$(188.5)
__________________________

(1)	In connection with the Company’s adoption of ASU 2016-01, the unrealized gains on investment securities, which related to the non-controlling interests, were reclassified to Non-controlling interests.

25.	Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2017 and 2018:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Consolidated revenue	$544.3	$570.9	$585.7	$604.1
Income before income taxes	253.3	266.9	282.9	264.0
Net income	193.7	204.4	216.8	393.8
Net income (controlling interest)	122.5	126.3	125.4	315.4
Earnings per share (diluted)	$2.13	$2.22	$2.22	$5.50

	2018
	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(2)
Consolidated revenue	$612.5	$600.2	$601.3	$564.4
Income (loss) before income taxes	287.5	239.3	250.4	(63.6)
Net income (loss)	224.0	205.2	201.9	(98.8)
Net income (loss) (controlling interest)	153.0	117.0	124.9	(151.3)
Earnings (loss) per share (diluted)	$2.77	$2.16	$2.34	$(2.88)
__________________________

(1)
In the fourth quarter of 2017, the Company recorded a one-time net benefit from changes in U.S. tax laws (see Note 22 for additional information) and an expense to reduce the carrying value of one of its U.S. alternative Affiliates accounted for under the equity method (see Note 13 for additional information).

(2)
For the year ended December 31, 2018, the Company recorded expenses to reduce the carrying value of the U.S. alternative Affiliate to zero and one of its non-U.S. alternative Affiliates accounted for under the equity method to fair value (see Note 13 for additional information).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26.	Geographic Information
The following table presents Consolidated revenue and Fixed assets (net) of the Company by geographic location. This information is primarily based on the location of the headquarters of the Affiliate.

	For the Years Ended December 31,
	2016	2017	2018
Consolidated revenue
United States	$1,477.5	$1,571.4	$1,611.7
United Kingdom	566.4	587.3	628.8
Other	150.7	146.3	137.9
Total	$2,194.6	$2,305.0	$2,378.4

	December 31,
	2016	2017	2018
Fixed Assets (net)
United States	$97.3	$97.8	$87.1
United Kingdom	9.9	11.4	15.7
Other	2.9	1.8	1.5
Total	$110.1	$111.0	$104.3

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2018	$24.1	$0.6	$—	$0.6	$24.1
2017	22.1	1.1	0.9	—	24.1
2016	20.5	1.3	0.3	—	22.1

Other Allowances(1)
Year Ending December 31,
2018	$3.6	$6.4	$—	$5.0	$5.0
2017	10.3	0.6	—	7.3	3.6
2016	10.6	5.0	—	5.3	10.3
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
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See Item 8 for “Management’s Report on Internal Control over Financial Reporting.”
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2019 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2018) (the “Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	77

(3) Exhibits: See the Exhibit Index below and incorporated by reference herein.

Item 16.	Form 10-K Summary
None.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 333-34679), filed October 29, 1997)
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005)
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 3, 2017)
3.5	Amended and Restated By-laws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 7, 2016)
4.1	Specimen certificate for shares of common stock of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)
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

10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.14†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan*
10.15†	Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan*
10.16†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2002 Stock Option Incentive Plan*
10.17†	Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Incentive Plan*
10.18†
Form of Affiliated Managers Group, Inc. Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.19†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.20†
Service Agreement, dated as of December 6, 2016, by and between Affiliated Managers Group, Inc. and Hugh P. B. Cutler (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)

10.21
Amended and Restated Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.22
Third Amended and Restated Term Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.23	Form of Equity Distribution Agreement, dated as of August 16, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 17, 2016)
10.24	Form of Master Confirmation Letter Agreement, dated as of August 16, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed August 17, 2016)
21.1	Schedule of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (ii) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (iii) the Consolidated Statement of Equity for the years ended December 31, 2018, 2017, and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (v) the Notes to the Consolidated Financial Statements.

† Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 22, 2019	By:	/s/ NATHANIEL DALTON
Nathaniel Dalton Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SEAN M. HEALEY	Executive Chairman	February 22, 2019
Sean M. Healey

/s/ NATHANIEL DALTON	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2019
Nathaniel Dalton

/s/ JAY C. HORGEN	President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	February 22, 2019
Jay C. Horgen

/s/ SAMUEL T. BYRNE	Director	February 22, 2019
Samuel T. Byrne

/s/ DWIGHT D. CHURCHILL	Director	February 22, 2019
Dwight D. Churchill

/s/ GLENN EARLE	Director	February 22, 2019
Glenn Earle

/s/ NIALL FERGUSON	Director	February 22, 2019
Niall Ferguson

/s/ TRACY P. PALANDJIAN	Director	February 22, 2019
Tracy P. Palandjian

/s/ PATRICK T. RYAN	Director	February 22, 2019
Patrick T. Ryan

/s/ KAREN L. YERBURGH	Director	February 22, 2019
Karen L. Yerburgh

/s/ JIDE J. ZEITLIN	Director	February 22, 2019
Jide J. Zeitlin