Form 10-K/A
period 2018-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2019-04-01
CIK 1004434

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
(800) 345-1100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
5.875% Junior Subordinated Notes due 2059	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $148.67 on June 29, 2018 on the New York Stock Exchange, was $7,886,822,780. There were 51,500,763 shares of the registrant’s common stock outstanding on March 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, and delivered to stockholders in connection with the registrant's annual meeting of stockholders, are incorporated by reference into Part III.

Explanatory Note

On February 22, 2019, Affiliated Managers Group, Inc. (“AMG”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

This Form 10-K/A filing provides supplemental financial statements under Item 15 for AQR Capital Management Holdings, LLC, an Affiliate in which AMG owns a minority interest.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements. See Item 8 of the original Annual Report on Form 10-K filed on February 22, 2019 by AMG.

(2) Financial Statement Schedule required by Part II, Item 8 of the original Annual Report on Form 10-K filed on February 22, 2019 by AMG:

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
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.3
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.6
Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.7
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.8
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 13, 2015)

4.9
Indenture for Junior Subordinated Notes between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, dated as of March 27, 2019 (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.10
First Supplemental Indenture, dated as of March 27, 2019, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

10.1†
Affiliated Managers Group, Inc. Defined Contribution Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000)

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
10.14†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

10.15†
Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

10.16†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2002 Stock Option Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

10.17†
Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-3459), filed February 22, 2019, which is being amended hereby)

10.18†
Form of Affiliated Managers Group, Inc. Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.19†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.20†
Service Agreement, dated as of December 6, 2016, by and between Affiliated Managers Group, Inc. and Hugh P. B. Cutler (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 001-13459), filed February 23, 2018)

10.21
Amended and Restated Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.22
Third Amended and Restated Term Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.23	Form of Master Confirmation Letter Agreement, dated as of March 27, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)
21.1
Schedule of Subsidiaries (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

23.1
Consent of PricewaterhouseCoopers LLP (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

23.2	Consent of PricewaterhouseCoopers LLP*
31.1
Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

31.2
Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

31.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1
Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (previously furnished with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

32.2
Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (previously furnished with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby)

32.3	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.4	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
99.1	Financial Statements of AQR Capital Management Holdings, LLC and Subsidiaries*
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are filed herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (ii) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (iii) the Consolidated Statement of Equity for the years ended December 31, 2018, 2017, and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (v) the Notes to the Consolidated Financial Statements (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019, which is being amended hereby).

†	Indicates a management contract or compensatory plan

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

AFFILIATED MANAGERS GROUP, INC.
(Registrant)

By:	/s/ JAY C. HORGEN
Jay C. Horgen
President, Chief Financial Officer and Treasurer