Form 10-Q
period 2019-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2019-08-01
CIK 1004434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
There were 50,639,554 shares of the registrant’s common stock outstanding on July 30, 2019.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Consolidated revenue	$600.1	$591.9	$1,212.6	$1,135.1

Consolidated expenses:
Compensation and related expenses	241.0	258.0	507.7	486.2
Selling, general and administrative	105.2	96.2	211.6	191.8
Intangible amortization and impairments	23.2	21.2	46.4	50.9
Interest expense	21.4	19.7	43.0	37.9
Depreciation and other amortization	5.7	5.3	11.2	10.6
Other expenses (net)	11.1	12.2	23.2	23.0
Total consolidated expenses	407.6	412.6	843.1	800.4

Equity method income (loss) (net)	35.3	29.4	131.6	(328.8)

Investment and other income	11.5	7.2	25.7	15.2
Income before income taxes	239.3	215.9	526.8	21.1

Income tax expense (benefit)	34.1	35.7	97.5	(26.1)
Net income	205.2	180.2	429.3	47.2

Net income (non-controlling interests)	(88.2)	(72.5)	(159.3)	(140.3)
Net income (loss) (controlling interest)	$117.0	$107.7	$270.0	$(93.1)

Average shares outstanding (basic)	54.0	51.0	54.3	51.5
Average shares outstanding (diluted)	54.2	51.0	56.8	51.5

Earnings (loss) per share (basic)	$2.17	$2.11	$4.97	$(1.81)
Earnings (loss) per share (diluted)	$2.16	$2.11	$4.92	$(1.81)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Net income	$205.2	$180.2	$429.3	$47.2
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(20.2)	5.2	8.9	12.7
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.0	(0.7)	0.3	0.5
Other comprehensive income (loss), net of tax	(20.2)	4.5	9.2	13.2
Comprehensive income	185.0	184.7	438.5	60.4
Comprehensive income (non-controlling interests)	(73.8)	(65.2)	(153.4)	(139.6)
Comprehensive income (loss) (controlling interest)	$111.2	$119.5	$285.1	$(79.2)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2018	June 30, 2019
Assets
Cash and cash equivalents	$565.5	$360.0
Receivables	400.6	528.7
Investments in marketable securities	119.3	33.9
Goodwill	2,633.4	2,639.5
Acquired client relationships (net)	1,309.9	1,257.1
Equity method investments in Affiliates (net)	2,791.0	2,330.2
Fixed assets (net)	104.3	99.8
Other investments	201.1	209.7
Other assets	94.0	268.9
Total assets	$8,219.1	$7,727.8
Liabilities and Equity
Payables and accrued liabilities	$746.6	$607.1
Debt	1,829.6	1,791.4
Deferred income tax liability (net)	511.6	421.7
Other liabilities	162.7	354.6
Total liabilities	3,250.5	3,174.8
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	833.7	727.2
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2018 and 2019)	0.6	0.6
Additional paid-in capital	835.6	835.8
Accumulated other comprehensive loss	(109.0)	(95.1)
Retained earnings	3,876.8	3,743.7
	4,604.0	4,485.0
Less: Treasury stock, at cost (6.5 shares in 2018 and 7.8 shares in 2019)	(1,146.6)	(1,259.7)
Total stockholders' equity	3,457.4	3,225.3
Non-controlling interests	677.5	600.5
Total equity	4,134.9	3,825.8
Total liabilities and equity	$8,219.1	$7,727.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended June 30, 2018	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2018	$0.6	$664.2	$(0.9)	$3,834.9	$(821.8)	$745.6	$4,422.6
Net income	—	—	—	117.0	—	88.2	205.2
Other comprehensive income	—	—	(5.8)	—	—	(14.4)	(20.2)
Share-based compensation	—	11.1	—	—	—	—	11.1
Common stock issued under share-based incentive plans	—	(1.3)	—	—	2.0	—	0.7
Share repurchases	—	—	—	—	(150.0)	—	(150.0)
Dividends ($0.30 per share)	—	—	—	(16.4)	—	—	(16.4)
Affiliate equity activity:
Affiliate equity compensation	—	2.2	—	—	—	6.1	8.3
Issuances	—	(3.4)	—	—	—	3.4	—
Repurchases	—	(0.3)	—	—	—	—	(0.3)
Changes in redemption value of Redeemable non-controlling interests	—	7.2	—	—	—	—	7.2
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(18.5)	(18.5)
Capital contributions by Affiliate equity holders	—	—	—	—	—	0.6	0.6
Distributions to non-controlling interests	—	—	—	—	—	(92.9)	(92.9)
June 30, 2018	$0.6	$679.7	$(6.7)	$3,935.5	$(969.8)	$718.1	$4,357.4

Three Months Ended June 30, 2019	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2019	$0.6	$804.4	$(106.9)	$3,652.6	$(1,210.3)	$619.9	$3,760.3
Net income	—	—	—	107.7	—	72.5	180.2
Other comprehensive income	—	—	11.8	—	—	(7.3)	4.5
Share-based compensation	—	10.2	—	—	—	—	10.2
Common stock issued under share-based incentive plans	—	(0.8)	—	—	0.7	—	(0.1)
Share repurchases	—	—	—	—	(50.1)	—	(50.1)
Dividends ($0.32 per share)	—	—	—	(16.6)	—	—	(16.6)
Issuance costs and other	—	0.2	—	—	—	—	0.2
Affiliate equity activity:
Affiliate equity compensation	—	2.8	—	—	—	9.6	12.4
Issuances	—	(0.6)	—	—	—	1.0	0.4
Repurchases	—	3.1	—	—	—	—	3.1
Changes in redemption value of Redeemable non-controlling interests	—	16.5	—	—	—	—	16.5
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(7.1)	(7.1)
Distributions to non-controlling interests	—	—	—	—	—	(88.1)	(88.1)
June 30, 2019	$0.6	$835.8	$(95.1)	$3,743.7	$(1,259.7)	$600.5	$3,825.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

Six Months Ended June 30, 2018	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2017	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
Net income	—	—	—	270.0	—	159.3	429.3
Other comprehensive income	—	—	15.1	—	—	(5.9)	9.2
Share-based compensation	—	21.8	—	—	—	—	21.8
Common stock issued under share-based incentive plans	—	(3.5)	—	—	(5.3)	—	(8.8)
Share repurchases	—	—	—	—	(300.8)	—	(300.8)
Dividends ($0.60 per share)	—	—	—	(33.0)	—	—	(33.0)
Affiliate equity activity:
Affiliate equity compensation	—	4.8	—	—	—	22.9	27.7
Issuances	—	(4.8)	—	—	—	11.8	7.0
Repurchases	—	14.1	—	—	—	—	14.1
Changes in redemption value of Redeemable non-controlling interests	—	(161.3)	—	—	—	—	(161.3)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(23.4)	(23.4)
Capital contributions by Affiliate equity holders	—	—	—	—	—	2.4	2.4
Distributions to non-controlling interests	—	—	—	—	—	(205.3)	(205.3)
June 30, 2018	$0.6	$679.7	$(6.7)	$3,935.5	$(969.8)	$718.1	$4,357.4

Six Months Ended June 30, 2019	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2018	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
Impact of adoption of new accounting standards (see Note 19)	—	—	—	(6.6)	—	—	(6.6)
Net income (loss)	—	—	—	(93.1)	—	140.3	47.2
Other comprehensive income	—	—	13.9	—	—	(0.7)	13.2
Share-based compensation	—	19.0	—	—	—	—	19.0
Common stock issued under share-based incentive plans	—	(33.8)	—	—	27.6	—	(6.2)
Share repurchases	—	—	—	—	(140.7)	—	(140.7)
Dividends ($0.64 per share)	—	—	—	(33.4)	—	—	(33.4)
Issuance costs and other	—	0.2	—	—	—	—	0.2
Affiliate equity activity:
Affiliate equity compensation	—	5.0	—	—	—	18.0	23.0
Issuances	—	(1.5)	—	—	—	12.1	10.6
Repurchases	—	7.7	—	—	—	—	7.7
Changes in redemption value of Redeemable non-controlling interests	—	3.6	—	—	—	—	3.6
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(54.4)	(54.4)
Capital contributions by Affiliate equity holders	—	—	—	—	—	0.4	0.4
Distributions to non-controlling interests	—		—	—	—	(192.7)	(192.7)
June 30, 2019	$0.6	$835.8	$(95.1)	$3,743.7	$(1,259.7)	$600.5	$3,825.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2018	2019
Cash flow from (used in) operating activities:
Net income	$429.3	$47.2
Adjustments to reconcile Net income (loss) to cash flow from (used in) operating activities:
Intangible amortization and impairments	46.4	50.9
Depreciation and other amortization	11.2	10.6
Deferred income tax expense (benefit)	18.7	(80.5)
Equity method (income) loss (net)	(131.6)	328.8
Distributions of earnings received from equity method investments	327.8	155.9
Share-based compensation and Affiliate equity expense	49.5	42.0
Other non-cash items	(5.7)	(8.8)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(23.2)	—
Sales of securities by consolidated Affiliate sponsored investment products	24.1	3.2
Increase in receivables	(60.6)	(126.5)
Increase in other assets	(6.0)	(0.8)
Decrease in payables, accrued liabilities and other liabilities	(102.6)	(112.8)
Cash flow from operating activities	577.3	309.2
Cash flow from (used in) investing activities:
Investments in Affiliates	(7.3)	(59.8)
Divestments of Affiliates	—	28.8
Purchase of fixed assets	(10.3)	(6.3)
Purchase of investment securities	(18.4)	(30.7)
Sale of investment securities	10.5	25.0
Cash flow used in investing activities	(25.5)	(43.0)
Cash flow from (used in) financing activities:
Borrowings of debt	565.0	420.7
Repayments of debt	(540.0)	(460.0)
Repurchases of common stock (net)	(319.8)	(141.8)
Dividends paid on common stock	(32.6)	(33.4)
Distributions to non-controlling interests	(205.3)	(192.7)
Affiliate equity issuances and repurchases (net)	(50.9)	(41.9)
Other financing items	(12.2)	(21.3)
Cash flow used in financing activities	(595.8)	(470.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.7)	1.3
Net decrease in cash and cash equivalents	(46.7)	(202.9)
Cash and cash equivalents at beginning of period	439.5	565.5
Effect of deconsolidation of Affiliate sponsored investment products	—	(2.6)
Cash and cash equivalents at end of period	$392.8	$360.0
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

In the first quarter of 2019, the Company adopted ASU 2016-02 using a modified retrospective method and, as a result, recorded a lease liability of $190.8 million and after certain reclassifications, primarily related to accrued lease payments and unamortized lease incentives, a right-of-use asset of $163.6 million as of January 1, 2019. Additionally, the Company elected the transition practical expedients provided by ASU 2016-02, which allowed the Company to carryforward its historical lease classification. Having adopted ASU 2016-02, the Company updated its leases accounting policy as described below. For a complete list of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Leases

Leases are classified as either operating leases or finance leases. The Company and its Affiliates currently lease office space and equipment primarily under operating lease arrangements.  As these leases expire, it is expected that, in the normal course of business, they will be renewed or replaced.  Whether a lease is classified as an operating lease or a finance lease, the Company and its Affiliates must record a right-of-use asset and a lease liability for all leases at the commencement date of the lease, other than for leases with an initial term of 12 months or less. As permitted under ASU 2016-02, the Company and its Affiliates elect not to record short-term leases with an initial lease term less than 12 months on the Company’s Consolidated Balance Sheets. Right-of-use assets and lease liabilities are reported in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets. A lease liability is initially and subsequently reported at the present value of the outstanding lease payments determined by discounting those lease payments over the remaining lease term using the incremental borrowing rate of the legal entity entering into the lease as of the commencement date.  A right-of-use asset is initially reported at the present value of the corresponding lease liability plus any prepaid lease payments and initial direct costs of entering into the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

lease, and reduced by any lease incentives. Subsequently, a right-of-use asset is reported at the present value of the lease liability adjusted for any prepaid or accrued lease payments, remaining balances of any lease incentives received, unamortized initial direct costs of entering into the lease and any impairments of the right-of-use asset.  The Company and its Affiliates test for possible impairments of right-of-use assets annually or more frequently whenever events or changes in circumstances indicate that the carrying value of a right-of-use asset may exceed its fair value.  If the carrying value of the right-of-use asset exceeds its fair value, then the carrying value of the right-of-use asset is reduced to its fair value and the expense is recorded in Other expenses (net) on the Consolidated Statements of Income. Subsequent to an impairment, the carrying value of the right-of-use asset is amortized on a straight-line basis over the remaining lease term.

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

3.	Investments in Marketable Securities
The following is a summary of the cost, gross unrealized gains, unrealized losses and fair value of Investments in marketable securities:

	December 31, 2018	June 30, 2019
Cost	$126.8	$31.7
Unrealized gains	1.1	2.3
Unrealized losses	(8.6)	(0.1)
Fair value	$119.3	$33.9

For the three and six months ended June 30, 2018, the Company received proceeds of $12.1 million and $25.9 million, respectively, from the sale of investments in marketable securities, and recorded net gains of $1.3 million and $4.1 million, respectively. For the three and six months ended June 30, 2019, the Company received proceeds of $3.4 million and $18.5 million, respectively, from the sale of investments in marketable securities, and recorded net gains of $0.2 million and $0.7 million, respectively.
In the first quarter of 2019, the Company deconsolidated an Affiliate sponsored investment product with a fair value of $84.3 million.

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

The Company consolidates VIEs when it is the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Substantially all of the Company’s consolidated Affiliates considered VIEs are controlled because the Company holds a majority of the voting interests or it is the managing member or general partner. Furthermore, an Affiliate’s assets can be used for purposes other than the settlement of the respective Affiliate’s obligations. The Company applies the equity method of accounting to VIEs where the Company is not the primary beneficiary, but has the ability to exercise significant influence over operating and financial matters of the VIE.

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

The unconsolidated assets, net of liabilities and non-controlling interests of equity method Affiliates considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2018		June 30, 2019
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,102.9	$2,277.8	$1,007.6	$1,839.1

As of December 31, 2018 and June 30, 2019, the carrying value and maximum exposure to loss for all of the Company’s equity method Affiliates was $2,791.0 million and $2,330.2 million, respectively, including equity method Affiliates considered VREs of $513.2 million and $491.1 million, respectively.

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

	December 31, 2018		June 30, 2019
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,216.5	$1.1	$2,262.6	$1.5

5.	Debt
The Company’s Debt consisted of the following:

	December 31, 2018	June 30, 2019
Senior bank debt	$779.7	$449.7
Senior notes	742.5	743.1
Junior convertible securities	307.4	309.0
Junior subordinated notes	—	289.6
Debt	$1,829.6	$1,791.4

Long-term debt is carried at amortized cost. Unamortized discounts and debt issuance costs related to long-term debt are presented in the Consolidated Balance Sheets as an adjustment to the carrying value of the associated long-term debt.

Senior Bank Debt

In the first quarter of 2019, the Company amended and restated its existing credit facilities to provide for a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $450.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. For the three months ended June 30, 2019, the interest rate for substantially all of the Company’s borrowings under the credit facilities was LIBOR plus 1.10% for the revolver and LIBOR plus 0.875% for the term loan.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Junior Subordinated Notes
In the first quarter of 2019, the Company issued $280.0 million of junior subordinated notes with a maturity date of March 30, 2059. In April 2019, the Company issued an additional $20.0 million of junior subordinated notes pursuant to the underwriters’ exercise of an overallotment option, which increased the total amount issued to $300.0 million. The junior subordinated notes bear interest at a fixed rate of 5.875% per annum, payable quarterly in cash, subject to the Company’s right to defer interest payments in accordance with the terms of the junior subordinated notes. The junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of the Company’s current and future senior indebtedness. On or after March 30, 2024, at the Company’s option, the junior subordinated notes may be redeemed, in whole or in part, at 100% of the principal amount, plus any accrued and unpaid interest. Prior to March 30, 2024, at the Company’s option, the junior subordinated notes may be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the junior subordinated notes.

6.	Equity Distribution Program
In the first quarter of 2019, the Company entered into equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced the Company’s prior equity distribution program. As of June 30, 2019, no sales had occurred under the new or prior equity distribution program.
7. Derivative Financial Instruments
The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates and markets.

In 2018, the Company entered into two separate pound sterling-denominated forward foreign currency contracts (the “forward contracts”) with a large financial institution (the “counterparty”). Concurrent to entering into each of the forward contracts, the Company also entered into two separate collar contracts (the “collar contracts”) with the same counterparty for the same notional amounts and expiration dates as the forward contracts. Under one of the forward contracts, the Company will deliver £325.3 million for $450.0 million in 2021 and, under the other forward contract, the Company will deliver £285.8 million for $400.0 million in 2024. Under the collar contract expiring in 2021, the Company sold a put option with a lower strike price of 1.318 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.448 U.S. dollars per one pound sterling. Under the collar contract expiring in 2024, the Company sold a put option with a lower strike price of 1.288 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.535 U.S. dollars per one pound sterling.

The combination of the forward contracts and the collar contracts was designated as net investment hedges against fluctuations in foreign currency exchange rates on certain of the Company’s investments in Affiliates with the pound sterling as their functional currency.

Changes in the fair values of the effective net investment hedges are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. The Company assesses hedge effectiveness on a quarterly basis.

Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, which were not significant for the three and six months ended June 30, 2018 and 2019.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2018		June 30, 2019
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$32.0	$(1.4)	$47.6	$(0.3)
Put options	—	(60.3)	—	(54.6)
Call options	34.1	—	19.0	—
Total	$66.1	$(61.7)	$66.6	$(54.9)

The following table summarizes the effect of the derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income. For the three and six months ended June 30, 2018, the Company and its Affiliates did not have any significant derivative financial instruments.

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)
Forward contracts	$26.6	$0.3	$3.5	$9.8	$0.2	$7.0
Put options	(12.3)	—	—	5.6	—	—
Call options	(7.6)	—	—	(15.1)	—	—
Total	$6.7	$0.3	$3.5	$0.3	$0.2	$7.0
___________________________

(1)
The excluded components of the forward contracts are recognized in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense on the Consolidated Statements of Income.

The terms of the Company’s forward contracts and collar contracts provide net settlement rights and require the Company and the counterparty to post cash collateral in certain circumstances throughout the duration of the contracts. As of June 30, 2019, the Company held $8.8 million of cash collateral from the counterpary and the counterparty held $37.3 million of cash collateral from the Company.

The derivative contracts are governed by an International Swaps and Derivative Association (“ISDA”) Master Agreement with the counterparty, which provides for settlement netting and close-out netting between the Company and the counterparty, which are legally enforceable rights to setoff. The Company also actively monitors its counterparty credit risk related to derivative financial instruments. The Company’s derivative contracts include provisions to protect against counterparty rating downgrades, which in certain cases may give the Company a termination right. The Company considers set-off rights and counterparty credit risk in the valuation of its positions and recognizes a credit valuation adjustment as appropriate. The Company’s forward contracts and collar contracts include contingent features that could give rise to termination rights, if certain specified rating downgrades were to occur.  As of June 30, 2019, there were no derivative arrangements with a contingent feature that were in a net liability position.

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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of June 30, 2019, these unfunded commitments were $139.3 million and may be called in future periods.
As of June 30, 2019, the Company was contingently liable, upon the achievement by an Affiliate of specified financial targets, to make a payment of $150.0 million through 2020 related to the Company’s investments in this Affiliate. As of June 30, 2019, the Company expected to make no payments.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 16 for additional information. In addition, in connection with one of the Company’s investments in a non-U.S. alternative Affiliate accounted for under the equity method, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. The purchase price of these conditional purchases will be at fair market value. As of June 30, 2019, the minority owner maintains a 14% interest in the Affiliate and if the Company repurchases the interest, it will continue to account for the Affiliate under the equity method. In the first quarter of 2019, the minority owner elected to sell a portion of its ownership interest in the Affiliate to the Company. See Note 11 for additional information.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.

9.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2018
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$119.3	$119.3	$—	$—
Derivative financial instruments(1)	5.8	—	5.8	—
Financial Liabilities(2)
Contingent payment arrangements	$1.9	$—	$—	$1.9
Affiliate equity repurchase obligations	36.2	—	—	36.2
Derivative financial instruments	1.4	—	1.4	—

		Fair Value Measurements
	June 30, 2019
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$33.9	$33.9	$—	$—
Derivative financial instruments(1)	12.0	—	12.0	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$57.4	$—	$—	$57.4
Derivative financial instruments	0.3	—	0.3	—
__________________________

(1)	Amounts are presented within Other assets.

(2)	Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 liabilities:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,
	2018		2019
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$9.8	$79.4	$2.0	$75.4
Net realized and unrealized losses(1)	(0.8)	—	—	(0.1)
Purchases and issuances(2)	—	0.3	—	18.4
Settlements and reductions	(4.8)	(42.8)	(2.0)	(36.3)
Balance, end of period	$4.2	$36.9	$—	$57.4

Net change in unrealized losses relating to instruments still held at the reporting date	$0.1	$—	$—	$—

	For the Six Months Ended June 30,
	2018		2019
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$9.4	$49.2	$1.9	$36.2
Net realized and unrealized losses(1)	(0.4)	—	0.1	(0.1)
Purchases and issuances(2)	—	45.9	—	73.0
Settlements and reductions	(4.8)	(58.2)	(2.0)	(51.7)
Balance, end of period	$4.2	$36.9	$—	$57.4

Net change in unrealized losses relating to instruments still held at the reporting date	$0.3	$—	$—	$—
___________________________

(1)	Accretion expense for these arrangements is recorded in Interest expense.

(2)	Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2018			June 30, 2019
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average	Fair Value	Range	Weighted Average
Contingent payment arrangements	Discounted cash flow	Growth rates	$1.9	7%	7%	$—	—	—
		Discount rates		15%	15%		—	—
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	36.2	(4)% - 9%	3%	57.4	(4)% - 9%	5%
		Discount rates		14% - 16%	15%		13% - 17%	14%

Contingent payment arrangements represent the present value of the expected future settlement amounts related to the Company’s investments in consolidated Affiliates.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of June 30, 2019, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
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

	December 31, 2018		June 30, 2019
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$193.2	$131.0	$200.6	$139.3
Other funds(2)	7.9	—	9.1	—
Other investments(3)	$201.1	$131.0	$209.7	$139.3
___________________________

(1)
The Company uses NAV as a practical expedient one quarter in arrears (adjusted for current period calls and distributions) to determine the fair value. These funds primarily invest in a broad range of third-party funds and direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies, including long/short equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.

(3)	Fair value attributable to the controlling interest was $123.2 million and $133.8 million as of December 31, 2018 and June 30, 2019, respectively.
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

	December 31, 2018		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$746.2	$747.5	$746.5	$783.8	Level 2
Junior convertible securities	312.5	391.5	313.9	416.3	Level 2
Junior subordinated notes	—	—	290.7	307.2	Level 2

10.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2018	$2,633.4
Foreign currency translation	6.1
Balance, as of June 30, 2019	$2,639.5

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2018	$1,292.5	$(988.9)	$303.6	$1,006.3	$1,309.9
Intangible amortization and impairments	—	(50.9)	(50.9)	—	(50.9)
Foreign currency translation	(0.1)	—	(0.1)	(1.8)	(1.9)
Balance, as of June 30, 2019	$1,292.4	$(1,039.8)	$252.6	$1,004.5	$1,257.1

Definite-lived acquired client relationships are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $23.2 million and $46.4 million for the three and six months ended June 30, 2018, respectively, and $21.2 million and $50.9 million for the three and six months ended June 30, 2019, respectively. Based on relationships existing as of June 30, 2019, the Company estimates that its consolidated annual amortization expense will be approximately $100 million in 2019, approximately $75 million in 2020, and approximately $50 million in each of 2021, 2022 and 2023.

11.	Equity Method Investments in Affiliates
The following table presents the change in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2018	$2,791.0
Earnings	148.3
Intangible amortization and impairments	(477.1)
Distributions of earnings	(155.9)
Investments in Affiliates	59.8
Divestments of Affiliates	(28.8)
Other	(7.1)
Balance, as of June 30, 2019	$2,330.2

Definite-lived acquired client relationships at the Company’s equity method Affiliates are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $23.5 million and $53.5 million for the three and six months ended June 30, 2018, respectively, and $38.9 million and $62.1 million for the three and six months ended June 30, 2019, respectively. Based on relationships existing as of June 30, 2019, the Company estimates the annual amortization expense attributable to its equity method Affiliates will be approximately $150 million in each of 2019 and 2020, and approximately $75 million in each of 2021, 2022 and 2023.
In connection with one of the Company’s investments in a non-U.S. alternative Affiliate accounted for under the equity method, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. In the first quarter of 2019, the minority owner elected to sell a 5% ownership interest in the Affiliate to the Company for $25.7 million, which settled in the three months ended June 30, 2019.

In the first quarter of 2019, the Company recognized a $415.0 million expense to reduce the carrying value of one of its equity method Affiliates to its fair value. A series of precipitating events led the Company to conclude in March 2019 that the growth expectations of a U.S. credit alternative Affiliate of the Company had declined significantly, which the Company determined constituted a triggering event. The Affiliate’s flagship product had underperformed. The cumulative effect of associated redemptions and scaled-down fundraising expectations reduced expected asset and performance based fees and operating margin at the Affiliate. This led to a significant decrease in projected operating cash flows available to fund the Affiliate’s growth strategy, prompting a change in the strategic objectives of the Affiliate, including exiting the systematic equity business and reducing the number of new investment strategies being pursued. The Company determined that the estimated fair value of the Affiliate had declined meaningfully. Therefore, the Company performed a valuation to determine whether the fair value of the Affiliate had declined below its carrying value using a discounted cash flow analysis, a level 3 fair value measurement. The Company assumed projected compounded asset based fee growth over the first five years of (13)%,

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
12. Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements.  The following table presents total lease costs (net):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease costs	$10.4	$19.4
Short-term lease costs	0.5	1.0
Variable lease costs	0.1	0.2
Sublease income	(1.1)	(2.1)
Total lease costs (net)	$9.9	$18.5

For the six months ended June 30, 2019, cash flows for operating leases were $16.4 million and right-of-use assets obtained in exchange for new operating leases were $8.1 million. As of June 30, 2019, the Company’s and its Affiliates’ weighted average operating lease term was 8.1 years and the weighted average operating lease discount rate was 4.1%.
As of June 30, 2019, the maturity of lease liabilities were as follows:

Operating Leases
Remainder of 2019	$17.4
2020	38.5
2021	36.6
2022	28.8
2023	24.5
Thereafter	84.9
Total undiscounted lease liabilities(1)	$230.7
___________________________

(1)
Total undiscounted lease liabilities were $43.4 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting. Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retained interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented in Other liabilities and were $49.7 million and $43.9 million as of December 31, 2018 and June 30, 2019, respectively.
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
14. Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Share-based compensation	$11.1	$10.2	$21.8	$19.0
Tax benefit	2.8	2.5	5.5	4.7

As of December 31, 2018, the Company had unrecognized share-based compensation expense of $54.1 million. As of June 30, 2019, the Company had unrecognized share-based compensation expense of $70.8 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2018	0.5	$130.81
Options granted	0.0	110.20
Options exercised	(0.0)	107.63
Options forfeited	(0.0)	122.63
Unexercised options outstanding - June 30, 2019	0.5	130.58	3.4
Exercisable at June 30, 2019	0.4	129.04	3.2

For the six months ended June 30, 2018 and 2019, the Company granted stock options with fair values of $0.5 million in each period. Stock options generally vest over a period of three years to four years and expire seven years after the grant date. All options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. In certain circumstances, option awards also require certain performance conditions to be satisfied in order for the options to be exercised.
The fair value of options granted was estimated using the Black-Scholes option pricing model and were $53.81 and $33.58, per option, for the six months ended June 30, 2018 and 2019, respectively. The weighted average grant date assumptions used to estimate the fair value of options granted were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30,
	2018	2019
Dividend yield	0.7%	1.2%
Expected volatility	24.6%	31.9%
Risk-free interest rate	2.6%	2.6%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%

Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2018	0.6	$172.74
Units granted	0.3	110.02
Units vested	(0.2)	169.23
Units forfeited	(0.0)	163.21
Unvested units - June 30, 2019	0.7	143.94

For the six months ended June 30, 2018 and 2019, the Company granted restricted stock unit awards with fair values of $36.7 million and $36.0 million, respectively. These awards were valued based on the closing price of the Company’s common stock on the grant date and the number of awards expected to be delivered. Awards containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. In certain cases, awards with performance conditions may use structures whereby the number of shares of the Company’s common stock that an employee ultimately receives at vesting will be equal to the base number of restricted stock units granted, multiplied by a predetermined percentage determined in accordance with the Company’s attainment of certain pre-established performance measures and could be higher or lower than the original restricted stock unit grant. During the six months ended June 30, 2019, there were no changes in the Company’s estimate of the number of shares expected to be delivered.
15. Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the value of the Company’s Affiliate equity is presented within Non-controlling interests. Upon becoming redeemable, the value of these interests is reclassified and the current redemption value of these interests is presented as Redeemable non-controlling interests. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company receives a put notice, and, therefore, has an unconditional obligation to repurchase Affiliate equity interests, they are reclassified to Other liabilities. The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2018(1)	$833.7
Changes attributable to consolidated Affiliate sponsored investment products	(84.3)
Transfers to Other liabilities	(73.0)
Transfers from Non-controlling interests	54.4
Changes in redemption value	(3.6)
Balance, as of June 30, 2019(1)	$727.2

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

___________________________

(1)
As of December 31, 2018 and June 30, 2019, Redeemable non-controlling interests includes consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $91.0 million and $6.7 million, respectively.

16. Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the six months ended June 30, 2018 and 2019, distributions paid to Affiliate equity holders (non-controlling interests) were $205.3 million and $192.7 million, respectively.

The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate partners and its officers. For the six months ended June 30, 2018 and 2019, the amount of cash paid for repurchases was $57.1 million and $51.8 million, respectively. For the six months ended June 30, 2018 and 2019, the total amount of cash received for issuances was $6.2 million and $9.9 million, respectively.

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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Controlling interest	$2.2	$2.8	$4.8	$5.0
Non-controlling interests	6.1	9.6	22.9	18.0
Total	$8.3	$12.4	$27.7	$23.0

The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2018	$38.7	5 years	$118.3	6 years
June 30, 2019	42.2	5 years	134.4	6 years

The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period and other related transactions. The total receivable was $16.2 million and $19.1 million as of December 31, 2018 and June 30, 2019, respectively, and was included in Other assets. The total payable was $36.2 million and $57.4 million as of December 31, 2018 and June 30, 2019, respectively, and was included in Other liabilities.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Net income (loss) (controlling interest)	$117.0	$107.7	$270.0	$(93.1)
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(2.3)	(0.2)	(3.3)	(0.9)
Increase / (decrease) in controlling interest paid-in capital from Affiliate equity repurchases	1.0	(13.3)	(32.1)	(30.6)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$115.7	$94.2	$234.6	$(124.6)

17. Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Controlling interest:
Current taxes	$26.2	$27.9	$73.5	$48.8
Intangible-related deferred taxes	4.7	6.6	17.9	(87.1)
Other deferred taxes	0.7	(1.1)	1.0	6.8
Total controlling interest	31.6	33.4	92.4	(31.5)
Non-controlling interests:
Current taxes	$2.5	$2.4	$5.3	$5.6
Deferred taxes	0.0	(0.1)	(0.2)	(0.2)
Total non-controlling interests	2.5	2.3	5.1	5.4
Income tax expense (benefit)	$34.1	$35.7	$97.5	$(26.1)
Income (loss) before income taxes (controlling interest)	$148.6	$141.1	$362.4	$(124.6)
Effective tax rate (controlling interest)(1)	21.3%	23.7%	25.5%	25.3%
___________________________

(1)	Taxes attributable to the controlling interest divided by Income (loss) before income taxes (controlling interest).

18.	Earnings Per Share
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Numerator
Net income (loss) (controlling interest)	$117.0	$107.7	$270.0	$(93.1)
Interest expense on junior convertible securities, net of taxes	—	—	9.5	—
Net income (loss) (controlling interest), as adjusted	$117.0	$107.7	$279.5	$(93.1)
Denominator
Average shares outstanding (basic)	54.0	51.0	54.3	51.5
Effect of dilutive instruments:
Stock options and restricted stock units	0.2	0.0	0.3	—
Junior convertible securities	—	—	2.2	—
Average shares outstanding (diluted)	54.2	51.0	56.8	51.5

Average shares outstanding (diluted) in the table above excludes share-based awards that have not satisfied performance conditions and the anti-dilutive effect of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Stock options and restricted stock units	0.2	0.6	0.2	0.5
Junior convertible securities	2.2	2.2	—	2.2

The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
For the three and six months ended June 30, 2019, the Company repurchased 0.6 million and 1.4 million shares, respectively, of its common stock at an average price per share of $89.07 and $99.33, respectively.

19.	Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended June 30,
	2018			2019
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(20.2)	$—	$(20.2)	$12.1	$(6.9)	$5.2
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.0	—	0.0	(0.7)	—	(0.7)
Other comprehensive income (loss)	$(20.2)	$—	$(20.2)	$11.4	$(6.9)	$4.5

	For the Six Months Ended June 30,
	2018			2019
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$8.9	$—	$8.9	$6.6	$6.1	$12.7
Change in net realized and unrealized gain on derivative financial instruments	0.3	—	0.3	0.5	—	0.5
Other comprehensive income	$9.2	$—	$9.2	$7.1	$6.1	$13.2
The components of accumulated other comprehensive loss, net of taxes, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Total
Balance, as of December 31, 2018	$(188.0)	$(0.5)	$(188.5)
Other comprehensive income before reclassifications	12.7	0.7	13.4
Amounts reclassified	—	(0.2)	(0.2)
Net other comprehensive income	12.7	0.5	13.2
Balance, as of June 30, 2019	$(175.3)	$0.0	$(175.3)

In connection with the adoption of ASU 2018-02 in the first quarter of 2019, the Company elected to reclassify to Retained earnings $6.6 million of tax effects stranded in Accumulated other comprehensive loss as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

20.	Subsequent Events
On July 5, 2019, the Company completed its minority investment in Garda Capital Partners LP.

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
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm and maintain operational autonomy. Our strategy is to generate shareholder value through the growth of our existing Affiliates, as well as through investments in new Affiliates and additional investments in our existing Affiliates. In addition, we provide centralized assistance to our Affiliates in strategic matters, marketing, distribution, product development and operations. As of June 30, 2019, our aggregate assets under management were $772.2 billion (approximately $776 billion pro forma for a subsequently closed investment), in more than 500 investment products across a broad range of active, return-oriented strategies.
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
The following table presents our key operating performance measures:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in billions, except as noted)	2018	2019	% Change	2018	2019	% Change
Assets under management	$824.2	$772.2	(6)%	$824.2	$772.2	(6)%
Average assets under management	829.8	774.2	(7)%	834.7	773.4	(7)%
Aggregate fees (in millions)(1)	1,284.0	1,163.1	(9)%	2,932.7	2,415.1	(18)%
__________________________

(1)	Aggregate fees is provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.

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

Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for active, return-oriented strategies, particularly in illiquid alternatives and multi-asset and fixed income strategies, reflecting continued investor demand for returns that are less correlated to traditional equity markets, while we are experiencing outflows in quantitative strategies across liquid alternatives and global equities. In addition, investor demand for passively-managed products has continued, and we have experienced outflows in certain equity strategies, consistent with this industry-wide trend. We believe the best-performing active equity managers (whether global-, regional- or country-specific) will continue to have significant opportunities to grow as a result of net client cash inflows. We believe we are well-positioned to benefit from these trends.

The following charts present information regarding the composition of our assets under management by active, return-oriented strategy and client type as of June 30, 2019:
___________________________

(1)	Alternatives include illiquid alternatives strategies, which accounted for 11% of our assets under management as of June 30, 2019.

(2)	Global equities include emerging markets strategies, which accounted for 8% of our assets under management as of June 30, 2019.

The following tables present changes in our assets under management by active, return-oriented strategy and client type for the three and six months ended June 30, 2019:

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
March 31, 2019	$295.7	$267.9	$108.5	$102.1	$774.2
Client cash inflows and commitments	8.6	9.5	4.4	4.8	27.3
Client cash outflows	(16.0)	(15.5)	(6.7)	(4.2)	(42.4)
Net client cash flows	(7.4)	(6.0)	(2.3)	0.6	(15.1)
Market changes	2.4	7.0	3.9	3.3	16.6
Foreign exchange(1)	(1.2)	(0.6)	—	0.1	(1.7)
Realizations and distributions (net)	(0.3)	(0.1)	—	—	(0.4)
Other(2)	(1.0)	—	(0.3)	(0.1)	(1.4)
June 30, 2019	$288.2	$268.2	$109.8	$106.0	$772.2

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
March 31, 2019	$451.8	$210.2	$112.2	$774.2
Client cash inflows and commitments	10.0	12.9	4.4	27.3
Client cash outflows	(19.7)	(18.4)	(4.3)	(42.4)
Net client cash flows	(9.7)	(5.5)	0.1	(15.1)
Market changes	7.9	5.5	3.2	16.6
Foreign exchange(1)	(0.8)	(1.0)	0.1	(1.7)
Realizations and distributions (net)	(0.3)	(0.1)	—	(0.4)
Other(2)	(1.1)	(0.2)	(0.1)	(1.4)
June 30, 2019	$447.8	$208.9	$115.5	$772.2

By Strategy - Year to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2018	$293.5	$243.8	$97.6	$101.1	$736.0
Client cash inflows and commitments	20.0	19.2	8.8	10.1	58.1
Client cash outflows	(30.4)	(28.6)	(12.5)	(9.2)	(80.7)
Net client cash flows	(10.4)	(9.4)	(3.7)	0.9	(22.6)
Market changes	9.0	33.9	16.8	8.2	67.9
Foreign exchange(1)	(0.2)	0.8	0.1	0.5	1.2
Realizations and distributions (net)	(2.3)	(0.1)	—	(0.1)	(2.5)
Other(2)	(1.4)	(0.8)	(1.0)	(4.6)	(7.8)
June 30, 2019	$288.2	$268.2	$109.8	$106.0	$772.2

By Client Type - Year to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2018	$432.9	$195.4	$107.7	$736.0
Client cash inflows and commitments	21.9	26.4	9.8	58.1
Client cash outflows	(36.6)	(35.5)	(8.6)	(80.7)
Net client cash flows	(14.7)	(9.1)	1.2	(22.6)
Market changes	34.5	22.5	10.9	67.9
Foreign exchange(1)	0.8	0.1	0.3	1.2
Realizations and distributions (net)	(2.2)	(0.2)	(0.1)	(2.5)
Other(2)	(3.5)	0.2	(4.5)	(7.8)
June 30, 2019	$447.8	$208.9	$115.5	$772.2
___________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)
Other primarily includes the assets under management attributable to Affiliate product transitions and transfers of our interests in our Affiliates. For the six months ended June 30, 2019, other primarily represents the divestment of a U.S. wealth Affiliate accounted for under the equity method.

In addition to assets under management, we also report average assets under management. This measure provides a more meaningful relationship to aggregate fees as it reflects both the particular billing patterns of Affiliate sponsored investment products and client accounts and corresponds with the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management were $774.2 billion and $773.4 billion for the three and six months ended June 30, 2019, respectively, a decrease of $55.6 billion and $61.3 billion, respectively, or 7% in each period, when compared to the three and six months ended June 30, 2018.

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

Aggregate fees were $1,163.1 million for the three months ended June 30, 2019, a decrease of $120.9 million or 9% as compared to the three months ended June 30, 2018. The decrease in our aggregate fees was due to a $113.3 million or 9% decrease from asset based fees and a $7.6 million or less than 1% decrease from performance based fees. The decrease in asset based fees for the three months ended June 30, 2019 represented a 9% decline as compared to asset based fees for the three months ended June 30, 2018. The decrease in asset based fees was due to a 7% decrease in our average assets under management, primarily in alternative strategies and global equity strategies, and a 2% decline in our asset based fee ratio principally due to a change in the composition of our assets under management.

Aggregate fees were $2,415.1 million for the six months ended June 30, 2019, a decrease of $517.6 million or 18% as compared to the six months ended June 30, 2018. The decrease in our aggregate fees was due to a $261.7 million or 9% decrease from performance based fees and a $255.9 million or 9% decrease from asset based fees. The decrease in asset based fees for the six months ended June 30, 2019 represented a 10% decline as compared to asset based fees for the six months ended June 30, 2018. The decrease in asset based fees was due to a 7% decrease in our average assets under management, primarily in alternative strategies and global equity strategies, and a 3% decline in our asset based fee ratio principally due to a change in the composition of our assets under management.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Net income (loss) (controlling interest)	$117.0	$107.7	(8)%	$270.0	$(93.1)	N.M.(1)
Adjusted EBITDA (controlling interest)(2)	246.2	219.3	(11)%	532.7	434.8	(18)%
Economic net income (controlling interest)(2)	195.6	170.1	(13)%	410.9	339.1	(17)%
___________________________

(1)	Percentage change is not meaningful.

(2)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment arrangements. In the three months ended June 30, 2019, our Adjusted EBITDA (controlling interest) decreased $26.9 million or 11%, primarily due to a 9% decrease in aggregate fees, including at certain equity method Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, short-term declines in fees have a greater percentage impact on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue.
In the six months ended June 30, 2019, our Adjusted EBITDA (controlling interest) decreased $97.9 million or 18%, primarily due to an 18% decrease in aggregate fees, including at certain equity method Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, short-term declines in fees have a greater percentage impact on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue. The decrease was also due to a decline in Investment and other income attributable to the controlling interest. These decreases were offset by an increase in performance based fees at certain consolidated Affiliates in which we own a greater economic interest.
While Adjusted EBITDA (controlling interest) decreased $26.9 million or 11% for the three months ended June 30, 2019, our Net income (controlling interest) decreased $9.3 million or 8%. This decrease in Net income (controlling interest) was less than the percentage decrease in Adjusted EBITDA (controlling interest) primarily due to a $33.3 million expense ($25.0 million net of tax) in the second quarter of 2018 to reduce the remaining carrying value of one of our U.S. alternative Affiliates to zero, which did not recur.
In the six months ended June 30, 2019, our Adjusted EBITDA (controlling interest) decreased $97.9 million, and our Net income (loss) (controlling interest) decreased $363.1 million. This decrease in Net income (loss) (controlling interest) was primarily due to a $415.0 million expense ($311.2 million net of tax) to reduce the carrying value to fair value of a U.S. credit alternative Affiliate accounted for under the equity method (see Note 11 of our Consolidated Financial Statements for additional information) and the decrease in Adjusted EBITDA (controlling interest). These decreases were partially offset by a reduction in Income tax expense of $123.9 million.
We believe Economic net income (controlling interest) is an important measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods.  While Adjusted EBITDA (controlling interest) decreased $26.9 million or 11% for the three months ended June 30, 2019, our Economic net income (controlling interest) decreased $25.5 million or 13%. Economic net income (controlling interest) decreased more on a percentage basis than Adjusted EBITDA (controlling interest) primarily due to an increase in income taxes. In the six months ended June 30, 2019, our Adjusted EBITDA (controlling interest) decreased $97.9 million or 18%, consistent with the $71.8 million or 17% decrease in our Economic net income (controlling interest).

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
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2018	2019	% Change	2018	2019	% Change
Consolidated Affiliate average assets under management (in billions)	$424.2	$407.5	(4)%	$428.7	$403.3	(6)%
Consolidated revenue	$600.1	$591.9	(1)%	$1,212.6	$1,135.1	(6)%

Our Consolidated revenue decreased $8.2 million or 1% for the three months ended June 30, 2019, due to a $49.4 million or 8% decrease from asset based fees, partially offset by a $41.2 million or 7% increase from performance based fees. The decrease in asset based fees represented an 8% decline as compared to asset based fees for the three months ended June 30, 2018. The decrease in asset based fees was primarily due to a 4% decrease in consolidated Affiliate average assets under management, primarily in U.S. equity strategies and global equity strategies, and a 4% decline in our consolidated Affiliate asset based fee ratio principally due to a change in the composition of our assets under management.

Our Consolidated revenue decreased $77.5 million or 6% for the six months ended June 30, 2019, due to a $111.6 million or 9% decrease from asset based fees, partially offset by a $34.1 million or 3% increase from performance based fees. The decrease in asset based fees represented a 9% decline as compared to asset based fees for the six months ended June 30, 2018. The decrease in asset based fees was primarily due to a 6% decrease in consolidated Affiliate average assets under management, primarily in U.S. equity strategies and global equity strategies, and a 3% decline in our consolidated Affiliate asset based fee ratio principally due to a change in the composition of our assets under management.

Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2018	2019		2018	2019
Compensation and related expenses	$241.0	$258.0	7%	$507.7	$486.2	(4)%
Selling, general and administrative	105.2	96.2	(9)%	211.6	191.8	(9)%
Intangible amortization and impairments	23.2	21.2	(9)%	46.4	50.9	10%
Interest expense	21.4	19.7	(8)%	43.0	37.9	(12)%
Depreciation and other amortization	5.7	5.3	(7)%	11.2	10.6	(5)%
Other expenses (net)	11.1	12.2	10%	23.2	23.0	(1)%
Total consolidated expenses	$407.6	$412.6	1%	$843.1	$800.4	(5)%
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
Compensation and related expenses increased $17.0 million or 7% for the three months ended June 30, 2019, primarily due to a $32.3 million or 13% increase from compensation expenses related to the recognition of performance based fees at a consolidated Affiliate.  This increase was offset by a $16.3 million or 7% decrease in compensation expenses at other consolidated Affiliates.  These changes were primarily attributable to the non-controlling interests.

Compensation and related expenses decreased $21.5 million or 4% for the six months ended June 30, 2019, primarily due to a $41.2 million or 8% decrease from compensation expenses at consolidated Affiliates. The decrease was also due to a $5.6 million or 1% decrease from compensation expenses associated with Affiliate equity transactions.  Both of these changes were primarily attributable to the non-controlling interests.  The decrease in Compensation and related expenses was also due to a $7.0 million or 1% decrease in salary, bonus and share-based compensation expenses attributable to the controlling interest.  These decreases were partially offset by a $32.3 million or 6% increase from compensation expenses related to the recognition of performance based fees at a consolidated Affiliate.  This increase was attributable to the non-controlling interests.
Selling, general and administrative expenses decreased $9.0 million or 9% for the three months ended June 30, 2019, primarily due to a $7.1 million or 7% decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management, primarily attributable to the controlling interest.
Selling, general and administrative expenses decreased $19.8 million or 9% for the six months ended June 30, 2019, primarily due to a $13.6 million or 6% decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management and a $6.2 million or 3% decrease from Affiliate-related expenses. These changes were primarily attributable to the controlling interest.
Intangible amortization and impairments decreased $2.0 million or 9% for the three months ended June 30, 2019, primarily due to a $1.5 million or 7% decrease from a change in the pattern of economic benefit for certain assets. This change was primarily attributable to the controlling interest.
Intangible amortization and impairments increased $4.5 million or 10% for the six months ended June 30, 2019, primarily due to a $5.4 million or 12% increase from a change in the pattern of economic benefit for certain assets. This change was primarily attributable to the controlling interest.
Interest expense decreased $1.7 million or 8% for the three months ended June 30, 2019, primarily due to a $3.5 million or 16% decrease due to our pound sterling-denominated forward foreign currency contracts and a $3.5 million or 16% decrease due to lower revolver borrowings. These decreases were partially offset by a $4.4 million or 21% increase in interest on our new 5.875% junior subordinated note and a $1.1 million or 5% increase due to increased borrowings and interest rates on our term loan. These changes were attributable to the controlling interest.
Interest expense decreased $5.1 million or 12% for the six months ended June 30, 2019, primarily due to a $6.9 million or 16% decrease due to our pound sterling-denominated forward foreign currency contracts and a $4.4 million or 10% decrease due to lower revolver borrowings. These decreases were partially offset by a $4.6 million or 11% increase in interest on our new 5.875% junior subordinated note and a $2.3 million or 5% increase due to increased borrowings and interest rates on our term loan. These changes were attributable to the controlling interest.
There were no significant changes in Depreciation and other amortization or Other expenses (net) for the three months and six months ended June 30, 2019.
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
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2018	2019	% Change	2018	2019	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$405.6	$366.7	(10)%	$406.0	$370.1	(9)%
Equity method revenue	$683.9	$571.2	(16)%	$1,720.2	$1,280.0	(26)%

Financial Performance Measures
Equity method earnings	$92.1	$68.3	(26)%	$218.4	$148.3	(32)%
Equity method intangible amortization and impairments	(56.8)	(38.9)	(32)%	(86.8)	(477.1)	N.M.(1)
Equity method income (loss) (net)	$35.3	$29.4	(17)%	$131.6	$(328.8)	N.M.(1)
___________________________

(1)	Percentage change is not meaningful.

Our equity method revenue decreased $112.7 million or 16% for the three months ended June 30, 2019, due to a $63.9 million or 9% decrease from asset based fees and a $48.8 million or 7% decrease from performance based fees. The decrease in asset based fees represented a 10% decline as compared to asset based fees for the three months ended June 30, 2018. The decrease in asset based fees was primarily due to a 10% decrease in equity method Affiliate average assets under management, primarily in alternative strategies.
While equity method revenue decreased $112.7 million or 16% for the three months ended June 30, 2019, equity method earnings decreased $23.8 million or 26%. Equity method earnings decreased more than equity method revenue on a percentage basis due to decreases in revenue at certain equity method Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, short-term declines in fees have a greater percentage impact on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue.
Equity method intangible amortization and impairments decreased $17.9 million or 32% for the three months ended June 30, 2019, primarily due to a $33.3 million pre-tax expense in the second quarter of 2018 to reduce the remaining carrying value of one of our U.S. alternative Affiliates to zero, which did not recur. This decrease was partially offset by a $15.4 million increase due to a change in the pattern of economic benefit.
Our equity method revenue decreased $440.2 million or 26% for the six months ended June 30, 2019, due to a $295.8 million or 17% decrease from performance based fees and a $144.4 million or 8% decrease from asset based fees. The decrease in asset based fees represented an 11% decline as compared to asset based fees for the three months ended June 30, 2018. The decrease in asset based fees was due to a 9% decrease in equity method Affiliate average assets under management, primarily in alternative strategies. The decrease in asset based fees was also due to a 2% decline in our asset based fee ratio due to a change in the composition of our assets under management and fee rate reductions at certain Affiliate products.
While equity method revenue decreased $440.2 million or 26% for the six months ended June 30, 2019, equity method earnings decreased $70.1 million or 32%. Equity method earnings decreased more than equity method revenue on a percentage basis due to decreases in revenue at certain equity method Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, short-term declines in fees have a greater percentage impact on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue.
Equity method intangible amortization and impairments increased $390.3 million for the six months ended June 30, 2019, primarily from a $415.0 million pre-tax expense to reduce the carrying value to fair value of a U.S. credit alternative Affiliate. See Note 11 of our Consolidated Financial Statements for additional information. This increase was partially offset by a $33.3 million expense in the second quarter of 2018 to reduce the remaining carrying value of one of our U.S. alternative Affiliates to zero, which did not recur, and a $9.3 million increase due to a change in the pattern of economic benefit.

Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Investment and other income	$11.5	$7.2	(37)%	$25.7	$15.2	(41)%
Investment and other income decreased $4.3 million or 37% for the three months ended June 30, 2019, primarily due to a $4.0 million or 35% decrease from the valuation of, and realized gains on the sale of Investments in marketable securities, primarily attributable to the non-controlling interest.

Investment and other income decreased $10.5 million or 41% for the six months ended June 30, 2019, primarily due to a $10.7 million or 42% decrease from the valuation of Other investments, primarily attributable to the controlling interest.
Income Tax Expense (Benefit)
The following table presents our Income tax expense (benefit):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Income tax expense (benefit)	$34.1	$35.7	5%	$97.5	$(26.1)	N.M.(1)
___________________________

(1)	Percentage change is not meaningful.

Income tax expense increased $1.6 million or 5% for the three months ended June 30, 2019, primarily due to a one-time benefit in the second quarter of 2018 related to the Tax Cuts and Jobs Act, which did not recur.

Income tax expense decreased $123.6 million for the six months ended June 30, 2019, primarily due to a decrease in Income before taxes (controlling interest) principally due to a $415.0 million pre-tax expense to reduce the carrying value to fair value of a U.S. credit alternative Affiliate accounted for under the equity method.
Net Income (Loss)
The previously discussed changes in revenue and expenses had the following effect on Net income (loss):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Net income	$205.2	$180.2	(12)%	$429.3	$47.2	(89)%
Net income (non-controlling interests)	88.2	72.5	(18)%	159.3	140.3	(12)%
Net income (loss) (controlling interest)	117.0	107.7	(8)%	270.0	(93.1)	N.M.(1)
___________________________

(1)	Percentage change is not meaningful.

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

The following table presents a reconciliation of Net income (loss) (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2019	2018	2019
Net income (loss) (controlling interest)	$117.0	$107.7	$270.0	$(93.1)
Interest expense	21.4	19.7	43.0	37.9
Income taxes	31.6	33.4	92.4	(31.5)
Intangible amortization and impairments(1)	74.4	55.3	122.1	515.1
Other items(2)	1.8	3.2	5.2	6.4
Adjusted EBITDA (controlling interest)	$246.2	$219.3	$532.7	$434.8
___________________________

(1)
Our consolidated Intangible amortization and impairments includes amortization attributable to our non-controlling interests. For our equity method Affiliates, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (loss) (net).

The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2019	2018	2019
Consolidated intangible amortization and impairments	$23.2	$21.2	$46.4	$50.9
Consolidated intangible amortization (non-controlling interests)	(5.6)	(4.8)	(11.1)	(12.9)
Equity method intangible amortization and impairments	56.8	38.9	86.8	477.1
Total	$74.4	$55.3	$122.1	$515.1
Equity method intangible amortization and impairments includes a $415.0 million pre-tax non-cash expense in the first quarter of 2019 to reduce the carrying value to fair value of a U.S. credit alternative Affiliate accounted for under the equity method. See Note 11 of our Consolidated Financial Statements for additional information.

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
The following table presents a reconciliation of Net income (loss) (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2018	2019	2018	2019
Net income (loss) (controlling interest)	$117.0	$107.7	$270.0	$(93.1)
Intangible amortization and impairments(1)	74.4	55.3	122.1	515.1
Intangible-related deferred taxes(2)	4.7	6.6	17.9	(87.1)
Other economic items(3)	(0.5)	0.5	0.9	4.2
Economic net income (controlling interest)	$195.6	$170.1	$410.9	$339.1
Average shares outstanding (diluted)	54.2	51.0	56.8	51.5
Stock options and restricted stock units	—	—	—	0.0
Assumed issuance of junior convertible securities shares	—	—	(2.2)	—
Average shares outstanding (adjusted diluted)	54.2	51.0	54.6	51.5
Economic earnings per share	$3.61	$3.33	$7.52	$6.59
___________________________

(1)	See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(2)
In the first quarter of 2019, we recorded a $415.0 million pre-tax non-cash expense to reduce the carrying value to fair value of a U.S. credit alternative Affiliate accounted for under the equity method, which reduced intangible-related deferred taxes by $103.8 million.

(3)
For the three months ended June 30, 2018 and 2019, other economic items were net of income tax expense of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2019, other economic items were net of income tax expense of $0.0 million and $0.3 million, respectively. Beginning with the first quarter of 2019, other economic items include tax windfalls and shortfalls from share-based compensation.  Prior periods have not been revised as the amounts were not significant.

Liquidity and Capital Resources
For the six months ended June 30, 2019, we met our cash requirements through cash generated by operating activities. Our principal uses of cash during the quarter were, and for the foreseeable future are expected to be, for investments in new and existing Affiliates, for repurchases of common stock, distributions to Affiliate equity holders, repayments of debt, the payment of cash dividends on our common stock, repurchases of Affiliate equity interests and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our revolver, will be sufficient to support our cash flow needs for the foreseeable future. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms. We are currently rated A3 by Moody’s Investors Service and A- by S&P Global Ratings.

Cash and cash equivalents as of December 31, 2018 and June 30, 2019 were $565.5 million and $360.0 million, respectively. The following table summarizes our operating, investing and financing cash flow activities:

	For the Six Months Ended June 30,
(in millions)	2018	2019
Operating cash flow	$577.3	$309.2
Investing cash flow	(25.5)	(43.0)
Financing cash flow	(595.8)	(470.4)

Operating Cash Flow
Operating cash flows decreased $268.1 million for the six months ended June 30, 2019, primarily due to a $171.9 million decrease in distributions received from equity method investments, which was attributable to the controlling interest. The decrease in operating cash flows was also due to a decrease in Net income as adjusted for non-cash items, which was primarily attributable to the non-controlling interest.
Investing Cash Flow
Investing cash flows decreased $17.5 million for the six months ended June 30, 2019, primarily due to a $23.7 million increase in net investments in Affiliates, due to the purchase of a 5% interest in a non-U.S. alternative Affiliate accounted for under the equity method. This decrease was partially offset by a $4.0 million decrease in the purchase of fixed assets and a $2.2 million decrease in net purchases of investment securities.
Financing Cash Flow
Financing cash flows increased $125.4 million for the six months ended June 30, 2019, primarily due to a $181.9 million decrease in net repurchases of our common stock and a $12.6 million decrease in distributions to non-controlling interests. These decreases were partially offset by a $64.3 million, net change in debt activity (from $25.0 million of net borrowings for the six months ended June 30, 2018 to $39.3 million of net repayments for the six months ended June 30, 2019). All of these changes were attributable to the controlling interest.
Debt
The following table presents the carrying value of our outstanding indebtedness:

(in millions)	December 31, 2018	June 30, 2019
Senior bank debt	$780.0	$450.0
Senior notes	746.2	746.5
Junior convertible securities	312.5	313.9
Junior subordinated notes	—	290.7

The carrying value of long-term debt differs from the amount reported in Note 5 to our Consolidated Financial Statements, as the carrying value of the long-term debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
Our amended and restated credit facilities provide for a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $450.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.
As of June 30, 2019, we were in compliance with all terms of our credit facilities and had $1.25 billion of remaining capacity under our revolver, all of which we could borrow and remain in compliance with our credit facilities. See Note 5 of our Consolidated Financial Statements for additional information.
Junior Subordinated Notes

In the first quarter of 2019, we issued $280.0 million of junior subordinated notes with a maturity date of March 30, 2059. In April 2019, we issued an additional $20.0 million of junior subordinated notes pursuant to the underwriters’ exercise of an overallotment option, which increased the total amount issued to $300.0 million. We used a majority of the net proceeds from the junior subordinated notes offering to repay outstanding indebtedness under the revolver, with the remaining proceeds used for other general corporate purposes. See Note 5 of our Consolidated Financial Statements for additional information.

Equity Distribution Program

In the first quarter of 2019, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of June 30, 2019, no sales had occurred under the new or prior equity distribution program.
Derivatives
In 2018, we entered into two separate pound sterling-denominated forward foreign currency contracts (the “forward contracts”) with a large financial institution (the “counterparty”) to access lower interest rates, and concurrently entered into two separate collar contracts (the “collar contracts”) with the same counterparty for the same notional amounts and expiration dates as the forward contracts. Under one of the forward contracts, we will deliver £325.3 million for $450.0 million in 2021, and under the other forward contract, we will deliver £285.8 million for $400.0 million in 2024. Under the collar contract expiring in 2021, we sold a put option with a lower strike price of 1.318 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.448 U.S. dollars per one pound sterling. Under the collar contract expiring in 2024, we sold a put option with a lower strike price of 1.288 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.535 U.S. dollars per one pound sterling. See Note 7 of our Consolidated Financial Statements for additional information.
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
As of June 30, 2019, our current redemption value of $727.2 million for these interests (including $6.7 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $51.8 million for repurchases and received $9.9 million for issuances of Affiliate equity during the six months ended June 30, 2019, and expect to repurchase a total of approximately $150 million of Affiliate equity in 2019. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
See Note 8 of our Consolidated Financial Statements.
Share Repurchases
During the three and six months ended June 30, 2019, we repurchased 0.6 million and 1.4 million shares, respectively, of our common stock at an average price per share of $89.07 and $99.33, respectively. As of June 30, 2019, we had 3.6 million shares remaining under our authorized share repurchase programs, which have no expiry.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2019. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Contractual Obligations
Senior bank debt	$450.0	$—	$—	$450.0	$—
Senior notes	914.6	14.6	58.5	58.5	783.0
Junior convertible securities	841.3	11.1	44.4	44.4	741.4
Junior subordinated notes	1,009.5	8.8	35.3	35.3	930.1
Leases(1)	231.8	17.8	75.7	53.4	84.9
Affiliate equity repurchase obligations	57.4	57.4	—	—	—
Total contractual obligations	$3,504.6	$109.7	$213.9	$641.6	$2,539.4
___________________________

(1)	The total controlling interest portion is $66.9 million ($6.7 million through 2019, $24.6 million in 2020-2021, $19.7 million in 2022-2023 and $15.9 million thereafter).
This table does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $139.3 million and $33.9 million, respectively. This table also does not include potential obligations relating to our derivative financial instruments (see Note 7 of our Consolidated Financial Statements for additional information). These items are excluded as we cannot predict the amount or timing of when such obligations will be paid.
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

In the first quarter of 2019, the Company recognized a $415.0 million pre-tax expense to reduce the carrying value to fair value of a U.S. credit alternative Affiliate accounted for under the equity method. See Note 11 of our Consolidated Financial Statements for additional information. Changes in the assumptions used could significantly impact the fair value of this Affiliate.

For our remaining equity method investments in Affiliates, no triggering events were identified during the three and six months ended June 30, 2019 that would indicate an impairment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended June 30, 2019. Please refer to Item 7A of our 2018 Annual Report on Form 10-K.

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
PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
April 1-30, 2019	—	$—	—	$—	4,139,157
May 1-31, 2019	319,034	89.42	308,034	89.29	3,831,123
June 1-30, 2019	254,669	88.80	254,669	88.80	3,576,454
Total	573,703	89.15	562,703	89.07
____________________________

(1)
Includes shares surrendered, if any, to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions. Also, includes 11,000 shares purchased in open market transactions by an executive officer of the Company, which purchases were previously disclosed on a Form 4 filed with the U.S. Securities and Exchange Commission.

(2)
Our Board of Directors authorized share repurchase programs in January 2019 and January 2018, authorizing us to repurchase up to 3.3 million and 3.4 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of June 30, 2019, there were a total of 3.6 million shares remaining available for repurchase under our January 2019 and January 2018 programs.

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2019 and 2018, (iii) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Equity for the three- and six-month periods ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 1, 2019	/s/ THOMAS M. WOJCIK
Thomas M. Wojcik on behalf of the Registrant as Chief Financial Officer (and also as Principal Financial and Principal Accounting Officer)

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