Form 10-Q
period 2019-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2019-11-01
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
There were 49,272,159 shares of the registrant’s common stock outstanding on October 30, 2019.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Consolidated revenue	$601.3	$549.0	$1,813.9	$1,684.0

Consolidated expenses:
Compensation and related expenses	253.6	222.0	761.3	708.2
Selling, general and administrative	102.8	91.5	314.4	283.3
Intangible amortization and impairments	30.1	21.1	76.5	72.0
Interest expense	19.6	19.5	62.6	57.4
Depreciation and other amortization	5.3	6.2	16.5	16.7
Other expenses (net)	10.2	13.1	33.4	36.2
Total consolidated expenses	421.6	373.4	1,264.7	1,173.8

Equity method income (loss) (net)	59.7	10.3	191.3	(318.5)

Investment and other income	11.0	6.7	36.7	22.0
Income before income taxes	250.4	192.6	777.2	213.7

Income tax expense	48.5	30.5	146.1	4.4
Net income	201.9	162.1	631.1	209.3

Net income (non-controlling interests)	(77.0)	(75.8)	(236.2)	(216.1)
Net income (loss) (controlling interest)	$124.9	$86.3	$394.9	$(6.8)

Average shares outstanding (basic)	53.1	50.4	53.9	51.1
Average shares outstanding (diluted)	55.4	50.4	56.3	51.1

Earnings (loss) per share (basic)	$2.35	$1.71	$7.32	$(0.13)
Earnings (loss) per share (diluted)	$2.34	$1.71	$7.27	$(0.13)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Net income	$201.9	$162.1	$631.1	$209.3
Other comprehensive loss, net of tax:
Foreign currency translation loss	(56.4)	(37.6)	(47.5)	(24.9)
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.0)	0.5	0.3	1.0
Other comprehensive loss, net of tax	(56.4)	(37.1)	(47.2)	(23.9)
Comprehensive income	145.5	125.0	583.9	185.4
Comprehensive income (non-controlling interests)	(74.1)	(68.6)	(227.4)	(208.2)
Comprehensive income (loss) (controlling interest)	$71.4	$56.4	$356.5	$(22.8)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2018	September 30, 2019
Assets
Cash and cash equivalents	$565.5	$402.5
Receivables	400.6	485.1
Investments in marketable securities	119.3	30.6
Goodwill	2,633.4	2,629.8
Acquired client relationships (net)	1,309.9	1,222.6
Equity method investments in Affiliates (net)	2,791.0	2,359.7
Fixed assets (net)	104.3	92.9
Other investments	201.1	205.2
Other assets	94.0	250.6
Total assets	$8,219.1	$7,679.0
Liabilities and Equity
Payables and accrued liabilities	$746.6	$648.0
Debt	1,829.6	1,792.6
Deferred income tax liability (net)	511.6	411.6
Other liabilities	162.7	346.5
Total liabilities	3,250.5	3,198.7
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	833.7	847.1
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2018 and 2019)	0.6	0.6
Additional paid-in capital	835.6	742.6
Accumulated other comprehensive loss	(109.0)	(125.0)
Retained earnings	3,876.8	3,813.6
	4,604.0	4,431.8
Less: Treasury stock, at cost (6.5 shares in 2018 and 8.8 shares in 2019)	(1,146.6)	(1,361.8)
Total stockholders' equity	3,457.4	3,070.0
Non-controlling interests	677.5	563.2
Total equity	4,134.9	3,633.2
Total liabilities and equity	$8,219.1	$7,679.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended September 30, 2018	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2018	$0.6	$679.7	$(6.7)	$3,935.5	$(969.8)	$718.1	$4,357.4
Net income	—	—	—	124.9	—	77.0	201.9
Other comprehensive loss	—	—	(53.4)	—	—	(3.0)	(56.4)
Share-based compensation	—	11.7	—	—	—	—	11.7
Common stock issued under share-based incentive plans	—	(5.4)	—	—	8.7	—	3.3
Share repurchases	—	—	—	—	(113.2)	—	(113.2)
Dividends ($0.30 per share)	—	—	—	(16.3)	—	—	(16.3)
Affiliate equity activity:
Affiliate equity compensation	—	6.1	—	—	—	9.9	16.0
Issuances	—	(0.6)	—	—	—	0.8	0.2
Repurchases	—	3.2	—	—	—	(6.1)	(2.9)
Changes in redemption value of Redeemable non-controlling interests	—	13.2	—	—	—	—	13.2
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(6.6)	(6.6)
Capital contributions by Affiliate equity holders	—	—	—	—	—	1.2	1.2
Distributions to non-controlling interests	—	—	—	—	—	(88.3)	(88.3)
September 30, 2018	$0.6	$707.9	$(60.1)	$4,044.1	$(1,074.3)	$703.0	$4,321.2

Three Months Ended September 30, 2019	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2019	$0.6	$835.8	$(95.1)	$3,743.7	$(1,259.7)	$600.5	$3,825.8
Net income	—	—	—	86.3	—	75.8	162.1
Other comprehensive loss	—	—	(29.9)	—	—	(7.2)	(37.1)
Share-based compensation	—	11.7	—	—	—	—	11.7
Common stock issued under share-based incentive plans	—	(0.1)	—	—	0.4	—	0.3
Share repurchases	—	(7.5)	—	—	(102.5)	—	(110.0)
Dividends ($0.32 per share)	—	—	—	(16.4)	—	—	(16.4)
Affiliate equity activity:
Affiliate equity compensation	—	2.3	—	—	—	6.9	9.2
Issuances	—	(2.0)	—	—	—	2.3	0.3
Repurchases	—	3.9	—	—	—	—	3.9
Changes in redemption value of Redeemable non-controlling interests	—	(101.5)	—	—	—	—	(101.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(31.2)	(31.2)
Distributions to non-controlling interests	—	—	—	—	—	(83.9)	(83.9)
September 30, 2019	$0.6	$742.6	$(125.0)	$3,813.6	$(1,361.8)	$563.2	$3,633.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in millions)
(unaudited)

Nine Months Ended September 30, 2018	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2017	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
Net income	—	—	—	394.9	—	236.2	631.1
Other comprehensive loss	—	—	(38.3)	—	—	(8.9)	(47.2)
Share-based compensation	—	33.5	—	—	—	—	33.5
Common stock issued under share-based incentive plans	—	(8.9)	—	—	3.4	—	(5.5)
Share repurchases	—	—	—	—	(414.0)	—	(414.0)
Dividends ($0.90 per share)	—	—	—	(49.3)	—	—	(49.3)
Affiliate equity activity:
Affiliate equity compensation	—	10.9	—	—	—	32.8	43.7
Issuances	—	(5.4)	—	—	—	12.6	7.2
Repurchases	—	17.3	—	—	—	(6.1)	11.2
Changes in redemption value of Redeemable non-controlling interests	—	(148.1)	—	—	—	—	(148.1)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(30.0)	(30.0)
Capital contributions by Affiliate equity holders	—	—	—	—	—	3.7	3.7
Distributions to non-controlling interests	—	—	—	—	—	(293.6)	(293.6)
September 30, 2018	$0.6	$707.9	$(60.1)	$4,044.1	$(1,074.3)	$703.0	$4,321.2

Nine Months Ended September 30, 2019	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2018	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
Impact of adoption of new accounting standards (see Note 19)	—	—	—	(6.6)	—	—	(6.6)
Net income (loss)	—	—	—	(6.8)	—	216.1	209.3
Other comprehensive loss	—	—	(16.0)	—	—	(7.9)	(23.9)
Share-based compensation	—	30.7	—	—	—	—	30.7
Common stock issued under share-based incentive plans	—	(34.0)	—	—	28.0	—	(6.0)
Share repurchases	—	(7.5)	—	—	(243.2)	—	(250.7)
Dividends ($0.96 per share)	—	—	—	(49.8)	—	—	(49.8)
Issuance costs and other	—	0.2	—	—	—	—	0.2
Affiliate equity activity:
Affiliate equity compensation	—	7.3	—	—	—	24.9	32.2
Issuances	—	(3.4)	—	—	—	14.4	11.0
Repurchases	—	11.6	—	—	—	—	11.6
Changes in redemption value of Redeemable non-controlling interests	—	(97.9)	—	—	—	—	(97.9)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(85.6)	(85.6)
Capital contributions by Affiliate equity holders	—	—	—	—	—	0.4	0.4
Distributions to non-controlling interests	—		—	—	—	(276.6)	(276.6)
September 30, 2019	$0.6	$742.6	$(125.0)	$3,813.6	$(1,361.8)	$563.2	$3,633.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2019
Cash flow from (used in) operating activities:
Net income	$631.1	$209.3
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	76.5	72.0
Depreciation and other amortization	16.5	16.7
Deferred income tax expense (benefit)	31.1	(77.0)
Equity method (income) loss (net)	(191.3)	318.5
Distributions of earnings received from equity method investments	410.3	210.4
Share-based compensation and Affiliate equity expense	77.2	62.9
Other non-cash items	(15.9)	(11.5)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(70.4)	—
Sales of securities by consolidated Affiliate sponsored investment products	29.6	5.5
Increase in receivables	(81.6)	(91.5)
Increase in other assets	(10.2)	(4.0)
Decrease in payables, accrued liabilities and other liabilities	(26.7)	(94.7)
Cash flow from operating activities	876.2	616.6
Cash flow from (used in) investing activities:
Investments in Affiliates	(7.3)	(162.3)
Divestments of Affiliates	—	28.8
Purchase of fixed assets	(13.5)	(6.4)
Purchase of investment securities	(26.8)	(33.1)
Sale of investment securities	26.7	33.1
Cash flow used in investing activities	(20.9)	(139.9)
Cash flow from (used in) financing activities:
Borrowings of debt	590.0	470.7
Repayments of debt	(601.5)	(510.0)
Repurchases of common stock (net)	(418.0)	(223.4)
Dividends paid on common stock	(48.6)	(49.6)
Distributions to non-controlling interests	(293.6)	(276.6)
Affiliate equity issuances and repurchases (net)	(98.0)	(74.8)
Other financing items	28.0	29.5
Cash flow used in financing activities	(841.7)	(634.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.0)	(2.9)
Net increase (decrease) in cash and cash equivalents	8.6	(160.4)
Cash and cash equivalents at beginning of period	439.5	565.5
Effect of deconsolidation of Affiliate sponsored investment products	—	(2.6)
Cash and cash equivalents at end of period	$448.1	$402.5
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
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Accounting Standards and Policies
Recently Adopted Accounting Standards
Effective January 1, 2019, the Company adopted the following new Accounting Standard Updates (“ASUs”):

•	ASU 2016-02, Leases (and related ASUs);

•	ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; and

•	ASU 2014-09, Revenue from Contracts with Customers (and related ASUs, effective for the Company’s Affiliates accounted for under the equity method)

The adoption of ASU 2016-02 was the only ASU that had a significant impact on the Company’s Consolidated Financial Statements.

On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective method and, as a result, recorded a lease liability of $190.8 million and after certain reclassifications, primarily related to accrued lease payments and unamortized lease incentives, a right-of-use asset of $163.6 million. Additionally, the Company elected the transition practical expedients provided by ASU 2016-02, which allowed the Company to carryforward its historical lease classification. Having adopted ASU 2016-02, the Company updated its leases accounting policy as described below. For a complete list of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

3.	Investments in Marketable Securities
The following is a summary of the cost, gross unrealized gains, unrealized losses and fair value of Investments in marketable securities:

	December 31, 2018	September 30, 2019
Cost	$126.8	$28.5
Unrealized gains	1.1	2.5
Unrealized losses	(8.6)	(0.4)
Fair value	$119.3	$30.6

For the three and nine months ended September 30, 2018 and 2019, the Company received proceeds of $16.6 million and $42.6 million and $2.9 million and $21.4 million, respectively, from the sale of investments in marketable securities. For the nine months ended September 30, 2018, the Company recorded net gains of $4.0 million. No significant gains or losses were recorded for the other periods.
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

When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Equity method income (loss) (net) in the Consolidated Statements of Income and the carrying value of the Affiliate is reported in Equity method investments in Affiliates (net) in the Consolidated Balance Sheets. Any deferred taxes recorded upon acquisition of an Affiliate accounted for under the equity method are presented on a gross basis within Equity method investments in Affiliates (net) and Deferred income tax liability (net) in the Consolidated Balance Sheets. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded within Income tax expense in the Consolidated Statements of Income.

The Company periodically evaluates its Affiliates accounted for under the equity method for impairment. In such impairment evaluations, the Company assesses whether or not the fair value of the investment has declined below its carrying value for a period considered to be other-than-temporary. If the Company determines that a decline in fair value below the carrying value of the investment is other-than-temporary, then the carrying value of the investment is reduced to its fair value and the expense is recorded in Equity method income (loss) (net).

The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2018		September 30, 2019
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,102.9	$2,277.8	$1,064.6	$1,909.7

As of December 31, 2018 and September 30, 2019, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,791.0 million and $2,359.7 million, respectively, including Affiliates accounted for under the equity method considered VREs of $513.2 million and $450.0 million, respectively.

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

	December 31, 2018		September 30, 2019
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,216.5	$1.1	$2,223.7	$1.4

5.	Debt
The Company’s Debt consisted of the following:

	December 31, 2018	September 30, 2019
Senior bank debt	$779.7	$449.7
Senior notes	742.5	743.4
Junior convertible securities	307.4	309.8
Junior subordinated notes	—	289.7
Debt	$1,829.6	$1,792.6

Long-term debt is carried at amortized cost. Unamortized discounts and debt issuance costs related to long-term debt are presented in the Consolidated Balance Sheets as an adjustment to the carrying value of the associated long-term debt.

Senior Bank Debt

In the first quarter of 2019, the Company amended and restated its existing credit facilities to provide for a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $450.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. For the three months ended September 30, 2019, the interest rate for substantially all of the Company’s borrowings under the credit facilities was LIBOR plus 1.10% for the revolver and LIBOR plus 0.875% for the term loan.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Junior Convertible Securities

As of September 30, 2019, the Company had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”). Effective August 9, 2019 and in accordance with the convertible securities indenture, the Company adjusted the conversion rate of the junior convertible securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share of common stock. The adjustment was the result of the Company’s cumulative declared dividends on its common stock since the prior adjustment.

Junior Subordinated Notes
In the first quarter of 2019, the Company issued $280.0 million of junior subordinated notes with a maturity date of March 30, 2059. In the second quarter of 2019, the Company issued an additional $20.0 million of junior subordinated notes pursuant to the underwriters’ exercise of an overallotment option, which increased the total amount issued to $300.0 million. The junior subordinated notes bear interest at a fixed rate of 5.875% per annum, payable quarterly in cash, subject to the Company’s right to defer interest payments in accordance with the terms of the junior subordinated notes. The junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of the Company’s current and future senior indebtedness. On or after March 30, 2024, at the Company’s option, the junior subordinated notes may be redeemed, in whole or in part, at 100% of the principal amount, plus any accrued and unpaid interest. Prior to March 30, 2024, at the Company’s option, the junior subordinated notes may be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the junior subordinated notes.

6.	Equity Distribution Program
In the first quarter of 2019, the Company entered into equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced the Company’s prior equity distribution program. As of September 30, 2019, no sales had occurred under the equity distribution program.
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

The combinations of the forward contracts and the collar contracts were designated as net investment hedges against fluctuations in foreign currency exchange rates on certain of the Company’s investments in Affiliates with the pound sterling as their functional currency.

Changes in the fair values of the effective net investment hedges are reported in Foreign currency translation loss in the Consolidated Statements of Comprehensive Income. The Company assesses hedge effectiveness on a quarterly basis.

Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, which were not significant for the three and nine months ended September 30, 2018 and 2019.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2018		September 30, 2019
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$32.0	$(1.4)	$73.9	$(0.2)
Put options	—	(60.3)	—	(63.1)
Call options	34.1	—	11.5	—
Total	$66.1	$(61.7)	$85.4	$(63.3)

The Company’s forward contracts and collar contracts with the counterparty are governed by an International Swaps and Derivative Association Master Agreement, which provides for legally enforceable rights to set-off.  Given the contracts include this set-off right, the Company’s forward contracts and collar contracts were presented on a net basis in Other assets and were $4.9 million and $21.6 million as of December 31, 2018 and September 30, 2019, respectively. Certain of the Company’s consolidated Affiliates have entered into contracts that do not have set-off rights and are, therefore, presented on a gross basis in Other assets and Other liabilities and were $0.9 million and $1.4 million, respectively, as of December 31, 2018 and $0.7 million and $0.2 million, respectively, as of September 30, 2019.

The following tables summarize the effects of derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Three Months Ended September 30,
	2018			2019
	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)
Forward contracts	$(5.9)	$0.0	$0.5	$22.8	$(0.0)	$3.5
Put options	1.6	—	—	(8.4)	—	—
Call options	0.3	—	—	(7.5)	—	—
Total	$(4.0)	$0.0	$0.5	$6.9	$(0.0)	$3.5

	For the Nine Months Ended September 30,
	2018			2019
	Gain (Loss) Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)
Forward contracts	$(5.6)	$(0.3)	$0.5	$32.6	$0.1	$10.4
Put options	1.6	—	—	(2.8)	—	—
Call options	0.3	—	—	(22.5)	—	—
Total	$(3.7)	$(0.3)	$0.5	$7.3	$0.1	$10.4
___________________________

(1)
The excluded components of the forward contracts are recognized in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense on the Consolidated Statements of Income.

The terms of the Company’s forward contracts and collar contracts require the Company and the counterparty to post cash collateral in certain circumstances throughout the duration of the contracts.  As of December 31, 2018 and September 30, 2019, the Company held $3.1 million and $21.6 million of cash collateral from the counterparty, respectively, and the counterparty

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

held $28.0 million and no cash collateral from the Company, respectively.  The Company also actively monitors its counterparty credit risk related to derivative financial instruments.  The Company’s derivative contracts include provisions to protect against counterparty rating downgrades, which in certain cases may give the Company a termination right.  The Company considers set-off rights and counterparty credit risk in the valuation of its positions and recognizes a credit valuation adjustment as appropriate.  The Company’s forward contracts and collar contracts include contingent features that could give rise to termination rights, if certain specified rating downgrades were to occur.  As of September 30, 2019, there were no derivative arrangements with a contingent feature that were in a net liability position.

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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of September 30, 2019, these unfunded commitments were $146.3 million and may be called in future periods.
As of September 30, 2019, the Company was contingently liable to make payments of $190.0 million through 2021 related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method. As of September 30, 2019, the Company expected to make no significant payments.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 16 for additional information. In addition, in connection with one of the Company’s investments in a non-U.S. alternative Affiliate accounted for under the equity method, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. The purchase price of these conditional purchases will be at fair market value. In the first quarter of 2019, the minority owner elected to sell a 5% interest in the Affiliate to the Company. See Note 11 for additional information. As of September 30, 2019, the minority owner maintained a 14% interest in the Affiliate and if the Company repurchases the interest, it will continue to account for the Affiliate under the equity method.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	September 30, 2019
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$30.6	$30.6	$—	$—
Derivative financial instruments(1)	22.3	—	22.3	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$36.8	$—	$—	$36.8
Derivative financial instruments	0.2	—	0.2	—
__________________________

(1)	Amounts are presented within Other assets.

(2)	Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 liabilities:

	For the Three Months Ended September 30,
	2018		2019
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$4.2	$36.9	$—	$57.4
Net realized and unrealized losses(1)	0.1	—	—	0.7
Purchases and issuances(2)	—	40.1	—	12.1
Settlements and reductions	—	(48.3)	—	(33.4)
Balance, end of period	$4.3	$28.7	$—	$36.8

Net change in unrealized losses relating to instruments still held at the reporting date	$0.1	$—	$—	$—

	For the Nine Months Ended September 30,
	2018		2019
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$9.4	$49.2	$1.9	$36.2
Net realized and unrealized losses(1)	(0.3)	—	0.1	0.6
Purchases and issuances(2)	—	86.0	—	85.1
Settlements and reductions	(4.8)	(106.5)	(2.0)	(85.1)
Balance, end of period	$4.3	$28.7	$—	$36.8

Net change in unrealized losses relating to instruments still held at the reporting date	$0.4	$—	$—	$—
___________________________

(1)	Accretion expense for these arrangements is recorded in Interest expense.

(2)	Includes transfers from Redeemable non-controlling interests.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2018			September 30, 2019
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment arrangements	Discounted cash flow	Growth rates	$1.9	7%	7%	$—	—	—
		Discount rates		15%	15%		—	—
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates	36.2	(4)% - 9%	3%	36.8	(4)% - 9%	7%
		Discount rates		14% - 16%	15%		14% - 17%	15%
___________________________

(1)	Calculated by comparing the relative fair value of an arrangement or obligation to its respective total.
Contingent payment arrangements represent the present value of the expected future settlement amounts related to the Company’s investments in consolidated Affiliates.
Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of September 30, 2019, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
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

	December 31, 2018		September 30, 2019
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$193.2	$131.0	$196.9	$146.3
Other funds(2)	7.9	—	8.3	—
Other investments(3)	$201.1	$131.0	$205.2	$146.3
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

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies, including equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.

(3)	Fair value attributable to the controlling interest was $123.2 million and $132.8 million as of December 31, 2018 and September 30, 2019, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The carrying value of the credit facilities approximates fair value because the credit facilities have variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2018		September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$746.2	$747.5	$746.7	$789.2	Level 2
Junior convertible securities	312.5	391.5	314.6	401.7	Level 2
Junior subordinated notes	—	—	290.7	314.9	Level 2

10.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2018	$2,633.4
Foreign currency translation	(3.6)
Balance, as of September 30, 2019	$2,629.8

As of September 30, 2019, the Company completed its impairment assessment on goodwill and no impairment was indicated.

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2018	$1,292.5	$(988.9)	$303.6	$1,006.3	$1,309.9
Intangible amortization and impairments	—	(72.0)	(72.0)	—	(72.0)
Foreign currency translation	(3.5)	—	(3.5)	(11.8)	(15.3)
Balance, as of September 30, 2019	$1,289.0	$(1,060.9)	$228.1	$994.5	$1,222.6

Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $30.1 million and $76.5 million for the three and nine months ended September 30, 2018, respectively, and $21.1 million and $72.0 million for the three and nine months ended September 30, 2019, respectively. Based on relationships existing as of September 30, 2019, the Company estimates that its consolidated annual amortization expense will be approximately $100 million in 2019, approximately $75 million in 2020, and approximately $50 million in each of 2021, 2022 and 2023.
11. Equity Method Investments in Affiliates
On July 5, 2019, the Company completed its minority investment in Garda Capital Partners LP. The Company’s provisional purchase price allocation was measured using financial models that included assumptions of expected market performance, net client cash flows and discount rates. The associated provisional amounts may be revised upon completion of the final valuation. The majority of the consideration paid is deductible for U.S. tax purposes over a 15 year life.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the change in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2018	$2,791.0
Earnings	210.6
Intangible amortization and impairments	(529.1)
Distributions of earnings	(210.4)
Foreign currency translation	(22.5)
Investments in Affiliates	162.3
Divestments of Affiliates	(28.8)
Other	(13.4)
Balance, as of September 30, 2019	$2,359.7

Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $22.2 million and $109.0 million for the three and nine months ended September 30, 2018, respectively, and $42.1 million and $104.1 million for the three and nine months ended September 30, 2019, respectively. Based on relationships existing as of September 30, 2019, the Company estimates the annual amortization expense attributable to its Affiliates will be approximately $150 million in each of 2019 and 2020, and approximately $75 million in each of 2021, 2022 and 2023.
In connection with one of the Company’s investments in a non-U.S. alternative Affiliate, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. In the first quarter of 2019, the minority owner elected to sell a 5% ownership interest in the Affiliate to the Company for $25.7 million, which settled in the second quarter of 2019.

In the first quarter of 2019, the Company recognized a $415.0 million expense to reduce the carrying value of one of its Affiliates to its fair value. A series of precipitating events led the Company to conclude in March 2019 that the growth expectations of a U.S. credit alternative Affiliate of the Company had declined significantly, which the Company determined constituted a triggering event. The Affiliate’s flagship product had underperformed. The cumulative effect of associated redemptions and scaled-down fundraising expectations reduced expected asset and performance based fees and operating margin at the Affiliate. This led to a significant decrease in projected operating cash flows available to fund the Affiliate’s growth strategy, prompting a change in the strategic objectives of the Affiliate, including exiting the systematic equity business and reducing the number of new investment strategies being pursued. The Company determined that the estimated fair value of the Affiliate had declined meaningfully. Therefore, the Company performed a valuation to determine whether the fair value of the Affiliate had declined below its carrying value using a discounted cash flow analysis, a level 3 fair value measurement. The Company assumed projected compounded asset based fee growth over the first five years of (13)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary. See Note 20 for additional information.
For the three months ended September 30, 2019, the Company recognized a $10.0 million expense to reduce the carrying value of a U.S. alternative Affiliate to its fair value. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that included a projected growth rate of (20)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
12. Lease Commitments

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements.  The following table presents total lease costs (net):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease costs	$9.1	$28.5
Short-term lease costs	0.5	1.5
Variable lease costs	—	0.2
Sublease income	(1.1)	(3.2)
Total lease costs (net)	$8.5	$27.0

For the nine months ended September 30, 2019, cash flows for operating leases were $23.9 million and right-of-use assets obtained in exchange for new operating leases were $11.6 million. As of September 30, 2019, the Company’s and its Affiliates’ weighted average operating lease term was 7.9 years and the weighted average operating lease discount rate was 4.1%.
As of September 30, 2019, the maturity of lease liabilities were as follows:

Year	Operating Leases
Remainder of 2019	$8.7
2020	38.9
2021	37.4
2022	29.5
2023	24.8
Thereafter	84.7
Total undiscounted lease liabilities(1)	$224.0
___________________________

(1)
Total undiscounted lease liabilities were $41.8 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting. Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.

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

13. Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented in Other liabilities and were $49.7 million and $40.9 million as of December 31, 2018 and September 30, 2019, respectively.

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
14. Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Share-based compensation	$11.7	$11.7	$33.5	$30.7
Tax benefit	2.9	2.0	8.4	6.7

As of December 31, 2018, the Company had unrecognized share-based compensation expense of $54.1 million. As of September 30, 2019, the Company had unrecognized share-based compensation expense of $116.0 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2018	0.5	$130.81
Options granted	1.8	74.91
Options exercised	(0.0)	79.49
Options forfeited	(0.0)	116.89
Unexercised options outstanding - September 30, 2019	2.3	86.25	6.1
Exercisable at September 30, 2019	0.4	130.15	3.0

For the nine months ended September 30, 2018 and 2019, the Company granted stock options with fair values of $1.0 million and $33.3 million, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. Because of the performance conditions, the number of stock options that the Company delivers upon vesting may be greater than or less than the number of stock options granted. During the nine months ended September 30, 2019, there were no changes in the Company’s estimate of the number of stock options expected to be delivered.
The weighted average fair value of options granted was $48.64 and $18.36, per option, for the nine months ended September 30, 2018 and 2019, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of options granted were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Nine Months Ended September 30,
	2018	2019
Dividend yield	0.8%	0.9%
Expected volatility	25.5%	26.2%
Risk-free interest rate	2.8%	2.9%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%

Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2018	0.6	$172.74
Units granted	0.6	91.52
Units vested	(0.2)	168.95
Units forfeited	(0.0)	143.55
Unvested units - September 30, 2019	1.0	121.11

For the nine months ended September 30, 2018 and 2019, the Company granted restricted stock units with fair values of $37.7 million and $60.6 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to be delivered. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. Because of the performance conditions, the number of shares of the Company’s common stock that the Company delivers upon vesting may be greater than or less than the number of restricted stock units granted. During the nine months ended September 30, 2019, there were no changes in the Company’s estimate of the number of shares expected to be delivered.
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

Redeemable Non-controlling Interests
Balance, as of December 31, 2018(1)	$833.7
Changes attributable to consolidated Affiliate sponsored investment products	(85.0)
Transfers to Other liabilities	(85.1)
Transfers from Non-controlling interests	85.6
Changes in redemption value	97.9
Balance, as of September 30, 2019(1)	$847.1

___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)
As of December 31, 2018 and September 30, 2019, Redeemable non-controlling interests includes consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $91.0 million and $6.0 million, respectively.

16. Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the nine months ended September 30, 2018 and 2019, distributions paid to Affiliate equity holders (non-controlling interests) were $293.6 million and $276.6 million, respectively.

The Company periodically repurchases Affiliate equity interests from and issues Affiliate equity interests to its Affiliate partners and its officers. For the nine months ended September 30, 2018 and 2019, the amount of cash paid for repurchases was $104.3 million and $85.2 million, respectively. For the nine months ended September 30, 2018 and 2019, the total amount of cash received for issuances was $6.3 million and $10.4 million, respectively.

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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Controlling interest	$6.1	$2.3	$10.9	$7.3
Non-controlling interests	9.9	6.9	32.8	24.9
Total	$16.0	$9.2	$43.7	$32.2

The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2018	$38.7	5 years	$118.3	6 years
September 30, 2019	42.1	5 years	129.1	6 years

The Company records amounts receivable from and payable to Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period and other related transactions. The total receivable was $16.2 million and $14.8 million as of December 31, 2018 and September 30, 2019, respectively, and was included in Other assets. The total payable was $36.2 million and $36.8 million as of December 31, 2018 and September 30, 2019, respectively, and was included in Other liabilities.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

equity transactions that settled during the applicable periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Net income (loss) (controlling interest)	$124.9	$86.3	$394.9	$(6.8)
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(0.5)	(1.9)	(3.8)	(2.8)
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(31.7)	(7.6)	(63.8)	(38.2)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$92.7	$76.8	$327.3	$(47.8)

17. Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Controlling interest:
Current taxes	$33.8	$24.7	$107.4	$73.7
Intangible-related deferred taxes	12.2	3.5	30.1	(83.6)
Other deferred taxes	0.2	0.1	1.2	6.8
Total controlling interest	46.2	28.3	138.7	(3.1)
Non-controlling interests:
Current taxes	$2.4	$2.3	$7.6	$7.7
Deferred taxes	(0.1)	(0.1)	(0.2)	(0.2)
Total non-controlling interests	2.3	2.2	7.4	7.5
Income tax expense	$48.5	$30.5	$146.1	$4.4
Income (loss) before income taxes (controlling interest)	$171.1	$114.6	$533.6	$(9.9)
Effective tax rate (controlling interest)(1)	27.0%	24.7%	26.0%	31.5%
___________________________

(1)	Taxes attributable to the controlling interest divided by Income (loss) before income taxes (controlling interest).

18.	Earnings Per Share
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

available to common stockholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Numerator
Net income (loss) (controlling interest)	$124.9	$86.3	$394.9	$(6.8)
Interest expense on junior convertible securities, net of taxes	4.7	—	14.2	—
Net income (loss) (controlling interest), as adjusted	$129.6	$86.3	$409.1	$(6.8)
Denominator
Average shares outstanding (basic)	53.1	50.4	53.9	51.1
Effect of dilutive instruments:
Stock options and restricted stock units	0.1	0.0	0.2	—
Junior convertible securities	2.2	—	2.2	—
Average shares outstanding (diluted)	55.4	50.4	56.3	51.1

Average shares outstanding (diluted) in the table above excludes share-based awards that have not satisfied applicable performance conditions and the anti-dilutive effect of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Stock options and restricted stock units	0.2	2.3	0.2	2.4
Junior convertible securities	—	2.2	—	2.2

The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
For the three and nine months ended September 30, 2019, the Company repurchased 1.2 million and 2.7 million shares of its common stock, respectively, at an average price per share of $82.11 and $91.26, respectively.

19.	Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended September 30,
	2018			2019
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(56.0)	$(0.4)	$(56.4)	$(41.2)	$3.6	$(37.6)
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.0)	—	(0.0)	0.5	—	0.5
Other comprehensive income (loss)	$(56.0)	$(0.4)	$(56.4)	$(40.7)	$3.6	$(37.1)

	For the Nine Months Ended September 30,
	2018			2019
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(47.1)	$(0.4)	$(47.5)	$(34.6)	$9.7	$(24.9)
Change in net realized and unrealized gain on derivative financial instruments	0.3	—	0.3	1.0	—	1.0
Other comprehensive income (loss)	$(46.8)	$(0.4)	$(47.2)	$(33.6)	$9.7	$(23.9)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Securities	Total
Balance, as of December 31, 2018	$(188.0)	$(0.5)	$(188.5)
Other comprehensive income (loss) before reclassifications	(24.9)	0.9	(24.0)
Amounts reclassified	—	0.1	0.1
Net other comprehensive income (loss)	(24.9)	1.0	(23.9)
Balance, as of September 30, 2019	$(212.9)	$0.5	$(212.4)

In connection with the adoption of ASU 2018-02 in the first quarter of 2019, the Company elected to reclassify to Retained earnings $6.6 million of tax effects stranded in Accumulated other comprehensive loss as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

20.	Subsequent Events
In August 2019, the Company entered into an agreement with an insurance company and BlueMountain Capital Management, LLC (“BlueMountain”), an Affiliate of the Company with $18.3 billion of assets under management as of September 30, 2019. Under the agreement, the insurance company agreed to purchase 100% of the outstanding equity interests in BlueMountain and its associated entities. The transaction closed on October 1, 2019 and the Company recorded no significant gain or loss on the transaction.

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
Executive Overview
We are a global asset management company with equity investments in leading boutique investment management firms, which we refer to as our “Affiliates.” Our strategy is to generate long-term value by investing in leading independent active managers, through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach allows each Affiliate’s management team to own significant equity in their firm while maintaining operational autonomy. In addition, we provide centralized assistance to our Affiliates on strategy, marketing, distribution, and product development. As of September 30, 2019, our aggregate assets under management were $750.7 billion, in more than 500 investment products across a broad range of active, return-oriented strategies.
On July 5, 2019, we completed our investment in Garda Capital Partners LP (“Garda”) an alternative investment manager specializing in fixed income relative value strategies. Garda is accounted for under the equity method of accounting. Following the close of this transaction, Affiliate management continues to hold a significant portion of the equity in their business and directs the day-to-day operations.
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
The following table presents our key operating performance measures:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in billions, except as noted)	2018	2019	% Change	2018	2019	% Change
Assets under management	$829.6	$750.7	(10)%	$829.6	$750.7	(10)%
Average assets under management	834.1	765.4	(8)%	834.5	770.7	(8)%
Aggregate fees (in millions)(1)	1,278.0	1,130.5	(12)%	4,210.7	3,545.6	(16)%
__________________________

(1)	Aggregate fees is provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.

Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management provides a more meaningful relationship to our operating performance measures and financial results, as it reflects both the particular billing patterns of Affiliate sponsored investment products and client accounts and corresponds with the timing of the inclusion of an Affiliate's financial results in our operating performance measures and Consolidated Financial Statements. For certain of our Affiliates accounted for under the equity method, we report aggregate fees and the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears.
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for active, return-oriented strategies, particularly in private markets, wealth management, and multi-asset and fixed income strategies, reflecting continued investor demand for returns that are less correlated to traditional equity markets, while we are experiencing outflows in quantitative strategies across liquid alternatives and global equities. In addition, investor demand for passively-managed products has continued, and we have experienced outflows in certain equity strategies, consistent with this industry-wide trend. We believe the best-performing active equity managers (whether global-, regional- or country-specific) will continue to have significant opportunities to grow as a result of net client cash inflows. We believe we are well-positioned to benefit from these trends.

The following charts present information regarding the composition of our assets under management by active, return-oriented strategy and client type as of September 30, 2019:

___________________________

(1)	Alternatives include private markets strategies, which accounted for 12% of our assets under management as of September 30, 2019.

(2)	Global equities include emerging markets strategies, which accounted for 7% of our assets under management as of September 30, 2019.

The following tables present changes in our assets under management by active, return-oriented strategy and client type for the three and nine months ended September 30, 2019:

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
June 30, 2019	$288.2	$268.2	$109.8	$106.0	$772.2
Client cash inflows and commitments	8.1	8.5	3.6	4.9	25.1
Client cash outflows	(17.2)	(15.0)	(8.5)	(4.1)	(44.8)
Net client cash flows	(9.1)	(6.5)	(4.9)	0.8	(19.7)
New investments	4.0	—	—	—	4.0
Market changes	2.2	(1.2)	(0.2)	1.0	1.8
Foreign exchange(1)	(1.6)	(2.1)	(0.1)	(0.4)	(4.2)
Realizations and distributions (net)	(0.4)	(0.1)	—	—	(0.5)
Other(2)	(2.4)	(0.1)	(0.3)	(0.1)	(2.9)
September 30, 2019	$280.9	$258.2	$104.3	$107.3	$750.7

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
June 30, 2019	$447.8	$208.9	$115.5	$772.2
Client cash inflows and commitments	11.6	9.2	4.3	25.1
Client cash outflows	(24.8)	(15.9)	(4.1)	(44.8)
Net client cash flows	(13.2)	(6.7)	0.2	(19.7)
New investments	4.0	—	—	4.0
Market changes	1.5	0.1	0.2	1.8
Foreign exchange(1)	(2.2)	(1.9)	(0.1)	(4.2)
Realizations and distributions (net)	(0.4)	(0.1)	—	(0.5)
Other(2)	(2.4)	(0.5)	—	(2.9)
September 30, 2019	$435.1	$199.8	$115.8	$750.7

By Strategy - Year to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2018	$293.5	$243.8	$97.6	$101.1	$736.0
Client cash inflows and commitments	28.2	27.7	12.4	15.0	83.3
Client cash outflows	(47.7)	(43.5)	(21.0)	(13.3)	(125.5)
Net client cash flows	(19.5)	(15.8)	(8.6)	1.7	(42.2)
New investments	4.0	—	—	—	4.0
Market changes	11.2	32.6	16.6	9.3	69.7
Foreign exchange(1)	(1.8)	(1.3)	—	—	(3.1)
Realizations and distributions (net)	(2.7)	(0.2)	—	(0.1)	(3.0)
Other(2)	(3.8)	(0.9)	(1.3)	(4.7)	(10.7)
September 30, 2019	$280.9	$258.2	$104.3	$107.3	$750.7

By Client Type - Year to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2018	$432.9	$195.4	$107.7	$736.0
Client cash inflows and commitments	33.6	35.6	14.1	83.3
Client cash outflows	(61.4)	(51.4)	(12.7)	(125.5)
Net client cash flows	(27.8)	(15.8)	1.4	(42.2)
New investments	4.0	—	—	4.0
Market changes	35.9	22.7	11.1	69.7
Foreign exchange(1)	(1.4)	(1.9)	0.2	(3.1)
Realizations and distributions (net)	(2.6)	(0.3)	(0.1)	(3.0)
Other(2)	(5.9)	(0.3)	(4.5)	(10.7)
September 30, 2019	$435.1	$199.8	$115.8	$750.7
___________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)	Other primarily includes the assets under management attributable to Affiliate product transitions and transfers of our interests in our Affiliates.

In addition to assets under management, we also report average assets under management. Average assets under management were $765.4 billion and $770.7 billion for the three and nine months ended September 30, 2019, respectively, a decrease of $68.7 billion and $63.8 billion, respectively, or 8% in each period, when compared to the three and nine months ended September 30, 2018.

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

Aggregate fees were $1,130.5 million for the three months ended September 30, 2019, a decrease of $147.5 million or 12% as compared to the three months ended September 30, 2018. The decrease in our aggregate fees was due to a $123.6 million or 10% decrease from asset based fees and a $23.9 million or 2% decrease from performance based fees. The decrease in asset based fees was due to an 8% decrease in our average assets under management, primarily in alternative strategies and global equity strategies, and a 2% decline in our asset based fee ratio, principally due to a change in the composition of our assets under management.

Aggregate fees were $3,545.6 million for the nine months ended September 30, 2019, a decrease of $665.1 million or 16% as compared to the nine months ended September 30, 2018. The decrease in our aggregate fees was due to a $379.5 million or 9% decrease from asset based fees and a $285.6 million or 7% decrease from performance based fees. The decrease in asset based fees was due to an 8% decrease in our average assets under management, primarily in alternative strategies and global equity strategies, and a 2% decline in our asset based fee ratio, principally due to a change in the composition of our assets under management.

Financial and Supplemental Financial Performance Measures

The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Net income (loss) (controlling interest)	$124.9	$86.3	(31)%	$394.9	$(6.8)	(102)%
Adjusted EBITDA (controlling interest)(1)	237.8	206.5	(13)%	770.5	641.3	(17)%
Economic net income (controlling interest)(1)	184.0	159.4	(13)%	594.8	498.5	(16)%
___________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment arrangements. In the three months ended September 30, 2019, our Adjusted EBITDA (controlling interest) decreased $31.3 million or 13%, primarily due to a 12% decrease in aggregate fees.
For the nine months ended September 30, 2019, our Adjusted EBITDA (controlling interest) decreased $129.2 million or 17%, primarily due to a 16% decrease in aggregate fees. The decrease was also due to an $11.5 million or 1% decline in Investment and other income attributable to the controlling interest.
For the three months ended September 30, 2019, our Net income (controlling interest) decreased $38.6 million or 31%, primarily due to a $31.3 million or 25% decrease from the decline in Adjusted EBITDA (controlling interest) and a $23.5 million or 19% decline from an increase in Intangible amortization and impairments. These decreases were partially offset by a $17.9 million or 14% reduction in Income tax expense.
For the nine months ended September 30, 2019, our Net income (loss) (controlling interest) decreased $401.7 million, primarily due to a $416.6 million increase in Intangible amortization and impairments and a $129.2 million decrease in Adjusted EBITDA (controlling interest). These decreases were partially offset by a $141.8 million reduction in Income tax expense.
We believe Economic net income (controlling interest) is an important measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. In the three and nine months ended September 30, 2019, our Economic net income (controlling interest) decreased $24.6 million or 13% and $96.3 million or 16%, respectively, consistent with the $31.3 million or 13% and $129.2 million or 17% decreases in our Adjusted EBITDA (controlling interest), respectively.
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
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2018	2019	% Change	2018	2019	% Change
Consolidated Affiliate average assets under management (in billions)	$425.3	$400.3	(6)%	$427.6	$402.3	(6)%
Consolidated revenue	$601.3	$549.0	(9)%	$1,813.9	$1,684.0	(7)%
Our Consolidated revenue decreased $52.3 million or 9% for the three months ended September 30, 2019, due to a $57.5 million or 10% decrease from asset based fees, partially offset by a $5.2 million or 1% increase from performance based fees. The decrease in asset based fees was primarily due to a 6% decrease in consolidated Affiliate average assets under management, primarily in global equity strategies and U.S. equity strategies, and a 4% decline in our consolidated Affiliate asset based fee ratio, principally due to a change in the composition of our assets under management.

Our Consolidated revenue decreased $129.9 million or 7% for the nine months ended September 30, 2019, due to a $169.3 million or 9% decrease from asset based fees, partially offset by a $39.4 million or 2% increase from performance based fees. The decrease in asset based fees was primarily due to a 6% decrease in consolidated Affiliate average assets under management, primarily in global equity strategies and U.S. equity strategies, and a 3% decline in our consolidated Affiliate asset based fee ratio, principally due to a change in the composition of our assets under management.

Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2018	2019		2018	2019
Compensation and related expenses	$253.6	$222.0	(12)%	$761.3	$708.2	(7)%
Selling, general and administrative	102.8	91.5	(11)%	314.4	283.3	(10)%
Intangible amortization and impairments	30.1	21.1	(30)%	76.5	72.0	(6)%
Interest expense	19.6	19.5	(1)%	62.6	57.4	(8)%
Depreciation and other amortization	5.3	6.2	17%	16.5	16.7	1%
Other expenses (net)	10.2	13.1	28%	33.4	36.2	8%
Total consolidated expenses	$421.6	$373.4	(11)%	$1,264.7	$1,173.8	(7)%
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates in which we share in revenue without regard to expenses. For these Affiliates, the amount of expenses attributable to the non-controlling interests, including compensation, is generally determined by the percentage of revenue allocated to expenses as part of the structured partnership interests in place at the respective Affiliate. Accordingly, increases in revenue generally will increase a consolidated Affiliate’s expenses attributable to the non-controlling interests and decreases in revenue will generally decrease a consolidated Affiliate’s expenses attributable to the non-controlling interests.
Compensation and related expenses decreased $31.6 million or 12% for the three months ended September 30, 2019, primarily due to a $19.7 million or 8% decrease at consolidated Affiliates principally from a decline in revenue and a $5.1 million or 2% decrease in salary, bonus and share-based compensation expenses attributable to the controlling interest.  The decrease in Compensation and related expenses was also due to a $6.8 million or 3% decrease from Affiliate equity transactions, attributable to the controlling and non-controlling interests.

Compensation and related expenses decreased $53.1 million or 7% for the nine months ended September 30, 2019, primarily due to a $61.9 million or 8% decrease at consolidated Affiliates principally from a decline in revenue and a $7.9 million or 1% decrease from Affiliate equity transactions.  Both of these changes were primarily attributable to the non-controlling interests.  The decrease in Compensation and related expenses was also due to a $12.3 million or 2% decrease in salary, bonus and share-based compensation expenses attributable to the controlling interest.  These decreases were partially offset by a $32.3 million or 4% increase in compensation expenses related to the recognition of performance based fees at a consolidated Affiliate, attributable to the non-controlling interests.
Selling, general and administrative expenses decreased $11.3 million or 11% for the three months ended September 30, 2019, primarily due to a $9.8 million or 10% decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management. This change was primarily attributable to the controlling interest.
Selling, general and administrative expenses decreased $31.1 million or 10% for the nine months ended September 30, 2019, primarily due to a $20.4 million or 6% decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management and a $6.6 million or 2% decrease from Affiliate-related expenses. These changes were primarily attributable to the controlling interest.
Intangible amortization and impairments decreased $9.0 million or 30% for the three months ended September 30, 2019, primarily due to an $8.5 million or 28% decrease from a change in the pattern of economic benefit for certain assets. This change was primarily attributable to the controlling interest.

Intangible amortization and impairments decreased $4.5 million or 6% for the nine months ended September 30, 2019, primarily due to a $3.0 million or 4% decrease from a change in the pattern of economic benefit for certain assets. This change was primarily attributable to the controlling interest.
Interest expense decreased $0.1 million or 1% for the three months ended September 30, 2019, primarily due to a $2.9 million or 15% decrease due to our pound sterling-denominated forward foreign currency contracts.  This decrease was offset by a $2.8 million or 14% increase due to a net increase in our borrowing cost driven by our 5.875% junior subordinated notes. These changes were attributable to the controlling interest.
Interest expense decreased $5.2 million or 8% for the nine months ended September 30, 2019, primarily due to a $9.9 million or 16% decrease due to our pound sterling-denominated forward foreign currency contracts.  This decrease was partially offset by a $4.7 million or 8% increase in our borrowing cost driven by our 5.875% junior subordinated notes. These changes were attributable to the controlling interest.
There were no significant changes in Depreciation and other amortization or Other expenses (net) for the three and nine months ended September 30, 2019.
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
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2018	2019	% Change	2018	2019	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$408.8	$365.1	(11)%	$406.9	$368.4	(9)%
Equity method revenue	$676.7	$581.5	(14)%	$2,396.8	$1,861.6	(22)%

Financial Performance Measures
Equity method earnings	$81.9	$62.4	(24)%	$300.3	$210.6	(30)%
Equity method intangible amortization and impairments	(22.2)	(52.1)	N.M.(1)	(109.0)	(529.1)	N.M.(1)
Equity method income (loss) (net)	$59.7	$10.3	(83)%	$191.3	$(318.5)	N.M.(1)
___________________________

(1)	Percentage change is not meaningful.

Our equity method revenue decreased $95.2 million or 14% for the three months ended September 30, 2019, due to a $66.1 million or 10% decrease from asset based fees and a $29.1 million or 4% decrease from performance based fees. The decrease in asset based fees was primarily due to an 11% decrease in equity method Affiliate average assets under management, primarily in alternative strategies.
While equity method revenue decreased $95.2 million or 14% for the three months ended September 30, 2019, equity method earnings decreased $19.5 million or 24%. Equity method earnings decreased more than equity method revenue on a percentage basis due to decreases in revenue at certain Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, short-term declines in fees have a greater percentage impact on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue.
Equity method intangible amortization and impairments increased $29.9 million for the three months ended September 30, 2019. This increase was primarily due to a $19.1 million increase from a change in the pattern of economic benefit for certain assets and a $10.0 million expense to reduce the carrying value of an Affiliate to its fair value. See Note 11 of our Consolidated Financial Statements for additional information.
Our equity method revenue decreased $535.2 million or 22% for the nine months ended September 30, 2019, due to a $325.0 million or 14% decrease from performance based fees and a $210.2 million or 8% decrease from asset based fees. The decrease in asset based fees was due to a 9% decrease in equity method Affiliate average assets under management, primarily in alternative strategies. The decrease in asset based fees was also due to a 2% decline in our asset based fee ratio, principally due to a change in the composition of our assets under management.
While equity method revenue decreased $535.2 million or 22% for the nine months ended September 30, 2019, equity method earnings decreased $89.7 million or 30%. Equity method earnings decreased more than equity method revenue on a percentage basis due to decreases in revenue at certain Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and, therefore, short-term declines in fees have a greater percentage impact on the Affiliate’s earnings relative to the impact on the Affiliate’s revenue.
Equity method intangible amortization and impairments increased $420.1 million for the nine months ended September 30, 2019, primarily due to $425.0 million of expenses to reduce the carrying value to fair value of certain Affiliates (see Note 11 of our Consolidated Financial Statements for additional information), as compared to a $33.3 million expense recognized for the nine months ended September 30, 2018. The increase was also due to a $28.1 million increase in amortization due to a change in the pattern of economic benefit.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Investment and other income	$11.0	$6.7	(39)%	$36.7	$22.0	(40)%
Investment and other income decreased $4.3 million or 39% for the three months ended September 30, 2019, primarily due to a $5.1 million or 46% decrease from the valuation of Investments in marketable securities, partially offset by a $0.8 million or 7% decrease in net other realized losses, primarily attributable to the non-controlling interests.

Investment and other income decreased $14.7 million or 40% for the nine months ended September 30, 2019, primarily due to a $16.3 million or 44% decrease from the valuation of, and realized gains on Other investments, primarily attributable to the controlling interest. This decrease was partially offset by a $1.6 million or 4% decrease in net other realized losses, primarily attributable to the non-controlling interests.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Income tax expense	$48.5	$30.5	(37)%	$146.1	$4.4	(97)%
Income tax expense decreased $18.0 million or 37% for the three months ended September 30, 2019, primarily due to a decrease in Income before taxes (controlling interest).

Income tax expense decreased $141.7 million or 97% for the nine months ended September 30, 2019, primarily due to a decrease in Income before taxes (controlling interest), principally due to a $420.1 million increase in equity method intangible amortization and impairments.
Net Income
The previously discussed changes in revenue and expenses had the following effect on Net income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2018	2019	% Change	2018	2019	% Change
Net income	$201.9	$162.1	(20)%	$631.1	$209.3	(67)%
Net income (non-controlling interests)	77.0	75.8	(2)%	236.2	216.1	(9)%
Net income (loss) (controlling interest)	124.9	86.3	(31)%	394.9	(6.8)	(102)%

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
The following table presents a reconciliation of Net income (loss) (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2019	2018	2019
Net income (loss) (controlling interest)	$124.9	$86.3	$394.9	$(6.8)
Interest expense	19.6	19.5	62.6	57.4
Income taxes	46.2	28.3	138.7	(3.1)
Intangible amortization and impairments(1)	44.9	68.4	166.9	583.5
Other items(2)	2.2	4.0	7.4	10.3
Adjusted EBITDA (controlling interest)	$237.8	$206.5	$770.5	$641.3
___________________________

(1)
Our consolidated Intangible amortization and impairments includes amortization attributable to our non-controlling interests. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (loss) (net).

The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2019	2018	2019
Consolidated intangible amortization and impairments	$30.1	$21.1	$76.5	$72.0
Consolidated intangible amortization (non-controlling interests)	(7.4)	(4.8)	(18.6)	(17.6)
Equity method intangible amortization and impairments	22.2	52.1	109.0	529.1
Total	$44.9	$68.4	$166.9	$583.5
For the three and nine months ended September 30, 2019, equity method intangible amortization and impairments includes $10.0 million and $425.0 million, respectively, of non-cash expenses to reduce the carrying value to fair value of certain Affiliates accounted for under the equity method. See Note 11 of our Consolidated Financial Statements for additional information.

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
The following table presents a reconciliation of Net income (loss) (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2018	2019	2018	2019
Net income (loss) (controlling interest)	$124.9	$86.3	$394.9	$(6.8)
Intangible amortization and impairments(1)	44.9	68.4	166.9	583.5
Intangible-related deferred taxes(2)	12.2	3.5	30.1	(83.6)
Other economic items(3)	2.0	1.2	2.9	5.4
Economic net income (controlling interest)	$184.0	$159.4	$594.8	$498.5
Average shares outstanding (diluted)	55.4	50.4	56.3	51.1
Stock options and restricted stock units	—	—	—	0.0
Assumed issuance of junior convertible securities shares	(2.2)	—	(2.2)	—
Average shares outstanding (adjusted diluted)	53.2	50.4	54.1	51.1
Economic earnings per share	$3.45	$3.16	$10.99	$9.75
___________________________

(1)	See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(2)
For the nine months ended September 30, 2018, we recorded non-cash expenses to reduce the carrying value to fair value of certain Affiliates accounted for under the equity method, which reduced Intangible-related deferred taxes by $8.3 million. For the three and nine months ended September 30, 2019, we recorded non-cash expenses to reduce the carrying value to fair value of certain Affiliates accounted for under the equity method, which reduced Intangible-related deferred taxes by $2.5 million and $106.3 million, respectively.

(3)
For the three and nine months ended September 30, 2018 and 2019, there was no significant Income tax expense on other economic items. Beginning with the first quarter of 2019, other economic items include tax windfalls and shortfalls from share-based compensation.  Prior periods have not been revised as the amounts were not significant.

Liquidity and Capital Resources
For the nine months ended September 30, 2019, we met our cash requirements through cash generated by operating activities. Our principal uses of cash during the quarter were, and for the foreseeable future are expected to be for, investments in new and existing Affiliates, repurchases of common stock, distributions to Affiliate equity holders, repayments of debt, payments of cash dividends on our common stock, repurchases of Affiliate equity interests and general working capital purposes. We anticipate that cash flows from operations, together with borrowings under our revolver, will be sufficient to support our cash flow needs for the foreseeable future. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms. We are currently rated A3 by Moody’s Investors Service and A- by S&P Global Ratings.

Cash and cash equivalents as of December 31, 2018 and September 30, 2019 were $565.5 million and $402.5 million, respectively. The following table summarizes our operating, investing and financing cash flow activities:

	For the Nine Months Ended September 30,
(in millions)	2018	2019
Operating cash flow	$876.2	$616.6
Investing cash flow	(20.9)	(139.9)
Financing cash flow	(841.7)	(634.2)
Operating Cash Flow
Operating cash flows decreased $259.6 million for the nine months ended September 30, 2019, primarily due to a $199.9 million decrease in distributions received from equity method investments, which was attributable to the controlling interest. The decrease in operating cash flows was also due to a decrease in Net income as adjusted for non-cash items, which was primarily attributable to the non-controlling interests.
Investing Cash Flow
Investing cash flows decreased $119.0 million for the nine months ended September 30, 2019. The decrease was primarily attributable to the controlling interest and was principally due to a $126.2 million increase in net investments in Affiliates, related to our investment in Garda.
Financing Cash Flow
Financing cash flows increased $207.5 million for the nine months ended September 30, 2019, primarily due to a $194.6 million decrease in net repurchases of our common stock and a $23.2 million decrease in net repurchases of Affiliate equity and a $17.0 million decrease in distributions to non-controlling interests.  These decreases were partially offset by a $27.8 million increase in net repayments of debt. All of these changes were attributable to the controlling interest.
Debt
The following table presents the carrying value of our outstanding indebtedness:

(in millions)	December 31, 2018	September 30, 2019
Senior bank debt	$780.0	$450.0
Senior notes	746.2	746.7
Junior convertible securities	312.5	314.6
Junior subordinated notes	—	290.7
The carrying value of long-term debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of the long-term debt in the table above is not reduced for debt issuance costs. See Note 5 of our Consolidated Financial Statements for additional information on our Debt.
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

As of September 30, 2019, we were in compliance with all terms of our credit facilities and had $1.25 billion of remaining capacity under our revolver, all of which we could borrow and remain in compliance with our credit facilities.
Junior Convertible Securities

As of September 30, 2019, we had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”). Effective August 9, 2019 and in accordance with the convertible securities indenture, we adjusted the conversion rate of the junior convertible securities.

Junior Subordinated Notes

In the first quarter of 2019, we issued $280.0 million of junior subordinated notes with a maturity date of March 30, 2059. In the second quarter of 2019, we issued an additional $20.0 million of junior subordinated notes pursuant to the underwriters’ exercise of an overallotment option, which increased the total amount issued to $300.0 million. We used a majority of the net proceeds from the junior subordinated notes offering to repay outstanding indebtedness under the revolver, with the remaining proceeds used for other general corporate purposes.

Equity Distribution Program

In the first quarter of 2019, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of September 30, 2019, no sales had occurred under the equity distribution program.
Derivatives
In 2018, we entered into two separate pound sterling-denominated forward foreign currency contracts (the “forward contracts”) with a large financial institution (the “counterparty”) to access lower interest rates, and concurrently entered into two separate collar contracts (the “collar contracts”) with the same counterparty for the same notional amounts and expiration dates as the forward contracts. Certain of our Affiliates also use forward foreign currency contracts to hedge the risk of foreign exchange rate movements. See Note 7 of our Consolidated Financial Statements for additional information.
Affiliate Equity
Many of our consolidated Affiliate agreements provide us with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to us at certain intervals. For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of September 30, 2019, our current redemption value of $847.1 million for these interests (including $6.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $85.2 million for repurchases and received $10.4 million for issuances of Affiliate equity during the nine months ended September 30, 2019, and expect to repurchase a total of approximately $150 million of Affiliate equity in 2019. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity.
Commitments
See Note 8 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2019, January 2019 and January 2018, authorizing us to repurchase up to 6.0 million, 3.3 million and 3.4 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of September 30, 2019, we had repurchased all of the shares of the January 2018 authorized amount. During the three and nine months ended September 30, 2019, we repurchased 1.2 million and 2.7 million shares of our common stock, respectively, at an average price per share of $82.11 and $91.26, respectively. As of the October 2019 authorization, there was a total of 8.2 million shares available for repurchase under our share repurchase programs.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2019. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Contractual Obligations
Senior bank debt	$450.0	$—	$—	$450.0	$—
Senior notes	900.0	—	58.5	58.5	783.0
Junior convertible securities	835.7	5.5	44.4	44.4	741.4
Junior subordinated notes	1,005.1	4.4	35.3	35.3	930.1
Leases(1)	224.7	8.9	76.7	54.4	84.7
Affiliate equity repurchase obligations	36.8	36.2	0.6	—	—
Total contractual obligations	$3,452.3	$55.0	$215.5	$642.6	$2,539.2
___________________________

(1)	The total controlling interest portion is $66.3 million ($3.4 million through 2019, $25.6 million in 2020-2021, $20.6 million in 2022-2023 and $16.7 million thereafter).
This table does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $146.3 million and $32.3 million, respectively. This table also does not include potential obligations relating to our derivative financial instruments (see Note 7 of our Consolidated Financial Statements for additional information). These items are excluded as we cannot predict the amount or timing of when such obligations will be paid.
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

For the three and nine months ended September 30, 2019, we recorded $10.0 million and $425.0 million of expenses, respectively, to reduce the carrying value to fair value of certain Affiliates accounted for under the equity method. See Note 11 of our Consolidated Financial Statements for additional information. Changes in the assumptions used could significantly impact the fair value of these Affiliates.

For our remaining equity method investments in Affiliates, no triggering events were identified during the three months ended September 30, 2019 that would indicate an impairment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended September 30, 2019. Please refer to Item 7A of our 2018 Annual Report on Form 10-K.

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
PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
July 1-31, 2019	—	$—	—	$—	3,576,454
August 1-31, 2019	356,402	77.17	356,402	77.17	3,220,052
September 1-30, 2019(3)	891,957	84.08	891,957	84.08	2,328,095
Total	1,248,359	82.11	1,248,359	82.11
____________________________

(1)	Includes shares surrendered, if any, to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions.

(2)
Our Board of Directors authorized share repurchase programs in October 2019, January 2019 and January 2018, authorizing us to repurchase up to 6.0 million, 3.3 million and 3.4 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of September 30, 2019, we had repurchased all of the shares of the January 2018 authorized amount. As of the October 2019 authorization, there was a total of 8.2 million shares available for repurchase under our share repurchase programs.

(3)
As of September 30, 2019, we had unsettled market share repurchases under a $30.0 million accelerated share repurchase program, of which 0.3 million shares are included in our total number of shares purchased during September 2019. Under the program, which was completed on October 28, 2019, we repurchased a total of 0.4 million shares of our common stock at an average price of $76.06 per share.

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2019 and 2018, (iii) the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Equity for the three- and nine-month periods ended September 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements

104
The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 1, 2019	/s/ THOMAS M. WOJCIK
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