Form 10-K
period 2019-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2020-02-28
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $92.14 on June 28, 2019 on the New York Stock Exchange, was $4,627,759,695. There were 47,867,765 shares of the registrant’s common stock outstanding on February 25, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III.

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
We are a global asset management company with equity investments in high-quality boutique investment management firms, which we call our “Affiliates.” Our strategy is to generate long-term value by investing in leading independent active investment managers, through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Through our innovative partnership approach, each Affiliate’s management team retains significant equity ownership in their firm while maintaining operational autonomy. In addition, we offer centralized capabilities to our Affiliates across a variety of areas, including strategy, marketing and distribution, and product development. As of December 31, 2019, our aggregate assets under management were approximately $726 billion, pro forma for a new Affiliate investment which has since been completed, across a broad range of active, return-oriented strategies.

AMG’s Affiliates are successful independent investment firms, typically founded by a group of entrepreneurial partners who have built a specialized, investment-centric culture over time, value their independence, and intend to build an enduring franchise which serves clients across generations of management principals. Given their long-term investment performance records, our Affiliates are recognized as being among the industry’s leaders in their respective investment disciplines. Independent firms seeking an institutional partner are attracted to AMG’s unique partnership approach and our global reputation and track record across nearly three decades as a successful and supportive partner to boutique firms around the world.

We hold meaningful equity interests in each of our Affiliates, and typically each Affiliate’s management team retains a significant equity interest in their own firm. Affiliate management equity ownership (along with AMG’s long-term ownership) aligns our interests and preserves Affiliate management equity incentives, including the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firms. Our innovative partnership approach maintains our Affiliates’ unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses.

In certain cases, we invest in our Affiliates by providing growth capital or complementing their own marketing resources with AMG’s proven global distribution capabilities. We also provide succession planning solutions and advice to our Affiliates, which can include a degree of liquidity and financial diversification along with incentive alignment for next-generation partners. We take a long-term partnership approach with our Affiliates, which provides stability in facilitating succession planning across generations of Affiliate management principals. AMG is uniquely able to provide strategic support and expertise across various stages of boutique firms’ growth. We believe clients recognize that through certain fundamental characteristics of focused boutique managers, especially equity ownership and investment independence, these firms are well-positioned to achieve client investment goals and objectives, especially through alpha generation. AMG’s investment approach preserves these essential elements of boutique firms, and in partnering with us, our Affiliates can continue to grow while retaining their independence.

AMG generates long-term value by investing in new Affiliates, investing in existing Affiliates, and investing in centralized capabilities through which we can leverage AMG’s scale and resources to benefit our Affiliates and enhance their long-term growth prospects. In partnering with Affiliates, we are focused on investing in leading boutique investment management firms around the world managing active, return-oriented strategies, including traditional, alternative, and wealth management firms. Within our target universe, we seek strong and growing boutiques that offer illiquid and liquid alternative strategies, global equities strategies and multi-asset and fixed income strategies.

We anticipate that the principal owners of boutique investment management firms will continue to seek access to an evolving range of growth and succession solutions. We will, therefore, continue to have a significant opportunity to invest in outstanding firms across the global asset management industry, including investment opportunities resulting from subsidiary divestitures, secondary sales and other special situations. In addition, we have the opportunity to make additional equity investments in our existing Affiliates, or invest in their growth by providing seed or other growth capital. We are well-positioned to execute upon these investment opportunities through our established process of identifying and cultivating high-quality investment prospects; our broad industry network and proprietary relationships developed with prospects over many years; our substantial experience and expertise in structuring and negotiating transactions; and our strong global reputation as an outstanding partner to our Affiliates, as well as for providing innovative solutions for the strategic needs of boutique investment management firms.
Investment Management Operations
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. We manage disciplined and focused investment strategies that address the specialized needs of institutional clients, including foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and multi-employer plans. We provide boutique investment management expertise to retail investors through advisory and sub-advisory services to active, return-oriented mutual funds, Undertakings for the Collective Investment of Transferable Securities (“UCITS”), collective investment trusts and other retail products. We also provide investment management and customized investment counseling and fiduciary services to high net worth individuals, families, charitable foundations and individually managed accounts directly and through intermediaries, including brokerage firms or other sponsors.
As of December 31, 2019, we managed approximately $726 billion, pro forma for a new Affiliate investment which has since been completed, in equities, alternative and multi-asset strategies across investment styles, asset classes and geographies. The following chart provides information regarding our equities, alternative and multi-asset strategies as of December 31, 2019.

Assets Under Management

Equities
52%
29%
9%
14%
13%
20%
15%
Alternative
33%
Multi-Asset
15%
Equities
Global / Int'l Equities
Emerging Markets Equities
U.S. Equities
Alternatives
Liquid Alternatives
Illiquid Alternatives
Multi-Asset
Multi-Asset & Fixed Income

Through our Affiliates, we offer investors access to a broad and diverse array of independent boutique managers with distinct brands and specialized investment processes. Our Affiliates distribute their investment services and products to institutional investors through direct sales efforts and established relationships with consultants and intermediaries around the world through their own business development resources. In addition, our global distribution platform operates in major markets to extend the reach of our Affiliates’ own business development efforts, including strategy, marketing, distribution and product development. Our Affiliates benefit from the expertise of our senior sales and marketing professionals located in Asia, Australia, Europe, the Middle East, the UK and the U.S.

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
Our Structure and Relationship with Affiliates
We maintain long-term partnerships with the management equity owners of our Affiliates, and believe that Affiliate management equity ownership (along with our long-term ownership) aligns our and our Affiliates’ interests, enhances Affiliate management equity incentives, and preserves the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firm. Our innovative partnership approach maintains our Affiliates’ unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses. Although the equity structure of each Affiliate investment is tailored to meet the needs of the management equity owners of the particular Affiliate, we typically maintain a meaningful equity interest in the Affiliate, with a significant equity interest retained by Affiliate management.
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
For a majority of our Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder of its revenue for operating expenses and for distributions to Affiliate management. We and Affiliate management, therefore, participate in any increase or decrease in revenue, and only Affiliate management participates in any increase or decrease in expenses. Under these structured partnership interests our contractual share of revenue generally has priority over distributions to Affiliate management.
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
When we own a controlling equity interest in an Affiliate, we consolidate the Affiliate’s financial results into our Consolidated Financial Statements. When we do not own a controlling equity interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Under the equity method of accounting, we do not consolidate the Affiliate’s results into our Consolidated Financial Statements. Instead, our share of earnings or losses, net of amortization and impairments, is included in Equity method income (loss) (net) in our Consolidated Statements of Income, and our interest in these Affiliates is reported in Equity method investments in Affiliates (net) in our Consolidated Balance Sheets.
Whether we consolidate an Affiliate’s financial results or use the equity method of accounting, we maintain the same innovative partnership approach and provide support and assistance in substantially the same manner for all of our Affiliates. From time to time, we may restructure our interest in an Affiliate to better support the Affiliate’s growth strategy.
Competition

Our Affiliates compete with a large number of domestic and foreign investment management firms, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management. Many of these firms offer an even broader array of products and services in particular investment strategies such as passively-managed products, including exchange traded funds, that typically carry lower fee rates. Certain of our Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially for those looking to provide investment management services to institutional and high net worth investors. We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:

•	investment performance, investment styles, and reputations of our Affiliates and their management teams;

•
diversity of our Affiliates’ investment strategies and products and the continued development, either organically or through new investments, of investment strategies to meet the changing needs and risk tolerances of investors;

•	depth and continuity of our and our Affiliates’ client relationships and the level of client service offered;

•	maintenance of strong business relationships by us and our Affiliates with major intermediaries; and

•	continued success of our and our Affiliates’ distribution efforts.
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

•
target firms’ view of our innovative partnership approach, including our succession planning solutions and the preservation of their unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses;

•
purchase price, liquidity, equity incentive structures and access to economies of scale that we offer (financially, operationally or otherwise) as compared to acquisition or investment arrangements offered by others; and

•	reputation and performance of our Affiliates, by which target firms may judge us and our future prospects.
Government Regulation
Our Affiliates offer their investment management services and products around the world, and are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions. Virtually all aspects of the asset management business, including the provision of advice, investment strategies and trading, fund sponsorship, and product-related sales and distribution activities, are subject to regulation. These regulations are primarily intended to protect the clients of investment advisers and generally grant regulatory authorities broad administrative and enforcement powers.

The majority of our Affiliates are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements. Our Affiliates operating outside of the U.S. may be subject to the Advisers Act and are also subject to regulation by various regulatory and self-regulatory authorities and exchanges in the relevant jurisdictions, including, for those Affiliates active in the UK, the Financial Conduct Authority (the “FCA”). Many of our Affiliates also sponsor or advise registered and unregistered funds in the U.S. and in other jurisdictions, and are subject to regulatory requirements in the jurisdictions where those funds are sponsored or offered, including, with respect to mutual funds in the U.S., the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act governs the operations of mutual funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations relating to the management of mutual funds. Many of our Affiliates are also subject to directives and regulations in the European Union and other jurisdictions relating to funds, such as the UCITS Directive and the Alternative Investment Fund Managers Directive (“AIFMD”), with respect to depositary functions, remuneration policies and sanctions, among other matters.

Our Affiliates’ sales and marketing activities are subject to regulation by authorities in the jurisdictions in which they offer investment management products and services. Our Affiliates’ ability to transact business in these jurisdictions, and to conduct related cross-border activities, is subject to the continuing availability of regulatory authorization. Through our global distribution platform, we also engage in sales and marketing activities that extend the reach of our Affiliates’ own business development efforts, and which are subject to regulation in numerous jurisdictions. Our U.S. retail distribution subsidiary is registered with the SEC under the Advisers Act. This subsidiary sponsors mutual funds registered under the Investment Company Act, and serves as an investment adviser and/or administrator for the AMG Funds complex. In the UK, our global distribution subsidiary is regulated by the FCA. We also have global distribution subsidiaries or branches of subsidiaries regulated by the Dubai Financial Services Authority, the Securities and Futures Commission in Hong Kong, and the Australian Securities and Investments Commission.

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

In addition, certain of our Affiliates and our U.S. retail broker-dealer subsidiary are registered broker-dealers and members of the Financial Industry Regulatory Authority (“FINRA”), for the purpose of distributing funds or other products. FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA and the SEC have the authority to conduct periodic examinations of member broker-dealers, and may also conduct administrative proceedings. These broker-dealers are also subject to net capital rules in the U.S. that mandate the maintenance of certain levels of capital, and our Affiliates and our global distribution subsidiaries may also be subject to other regulatory capital requirements imposed by non-U.S. regulatory authorities.

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
Employees and Corporate Organization
As of December 31, 2019, we and our consolidated and equity method Affiliates had approximately 4,000 employees, excluding the employees of certain Affiliates in which we are repositioning our interests and that are not significant to our results of operations. The substantial majority of employees were employed full-time by our Affiliates. Neither we nor our Affiliates are subject to any collective bargaining agreements, and we believe that our and our Affiliates’ labor relations are good. We were formed in 1993 as a corporation under the laws of the State of Delaware.
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
RISKS RELATED TO OUR INDUSTRY, BUSINESS AND OPERATIONS
Our financial results depend on our Affiliates’ receipt of asset and performance based fees, and are impacted by investment performance, as well as changes in fee levels, product mix and the relative levels of assets under management among our Affiliates.
Our financial results depend on our Affiliates’ receipt of asset and performance based fees, which may vary substantially from year to year. Our Affiliates’ ability to maintain current fee levels depends on a number of factors, including our Affiliates’ investment performance, as well as competition and trends in the asset management industry, including recent fee pressure, driven in part by investor demand for passively-managed products, including exchange traded funds, that typically carry lower fee rates. In addition, in the ordinary course of business, our Affiliates may reduce or waive fees on certain products for particular time periods, to attract or retain assets or for other reasons. Further, different types of assets under management can generate different ratios of asset based fees to assets under management (“asset based fee ratio”), based on factors such as the investment strategy and the type of client. Thus, a change in the composition of our assets under management, either within an Affiliate or among our Affiliates, could result in a decrease in our aggregate fees even if our aggregate assets under management remains unchanged or increases. Products that use fee structures based on investment performance may also vary significantly from period to period, depending on the investment performance of the particular product. For some of our Affiliates, performance based fees include a high-watermark provision, which generally provides that if a product underperforms on an absolute basis or relative to its benchmark, it must regain such underperformance before the Affiliate will earn any performance based fees. No assurances can be given that our Affiliates will be able to maintain current fee structures or levels. A reduction in the fees that our Affiliates receive could have an adverse impact on our financial condition and results of operations.
Additionally, our structured partnership interests are tailored to meet the needs of each Affiliate and are therefore varied, and our earnings may be adversely affected by changes in the relative performance or in the relative levels and mix of assets under management among our Affiliates, independent of our aggregate operating performance measures. Further, certain Affiliates contribute more significantly to our results than other Affiliates and, therefore, changes in fee levels, product mix, assets under management or investment performance of such Affiliates could have a disproportionate adverse impact on our financial condition and results of operations.
Our financial results could be adversely affected by any reduction in our assets under management, which could reduce the asset and performance based fees earned by our Affiliates.
Our financial results may be impacted by changes in the total level of our assets under management. The total level of our assets under management generally or with particular products or Affiliates could be adversely affected by conditions outside of our control, including:

•
a decline in market value of our assets under management, due to declines in the capital markets, fluctuations in foreign currency exchange rates and interest rates, inflation rates or the yield curve, and other market factors;

•
changes in investor risk tolerance or investment preferences, such as the continued growth in passively-managed products, including exchange traded funds, which could result in investor allocations away from active, return-oriented strategies offered by our Affiliates;

•
our Affiliates’ ability to attract and retain client assets and market products and services, which may be impacted by investment performance, client relationships, trends in product and service offerings, and the prices of securities generally;

•	global economic conditions, which may be exacerbated by changes in the equity or debt markets;

•	financial crises, political or diplomatic developments, war, terrorism, pandemics or natural disasters; and

•	other factors that are difficult to predict.
A reduction in our assets under management could adversely affect the fees payable to our Affiliates and, ultimately, our financial condition and results of operations.

The asset management industry is highly competitive.
Our Affiliates compete with a broad range of domestic and foreign investment management firms, including public, private and client-owned investment advisers, firms managing passively-managed products, including exchange traded funds, as well as other firms managing active, return-oriented strategies, firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds and other entities. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management, and many of these firms offer an even broader array of products and services in particular investment strategies. Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets. We believe that our Affiliates’ ability to compete effectively with other firms depends upon our Affiliates’ strategies, investment performance, reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors. See “Competition” in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates may also compete with each other for clients.
If our or our Affiliates’ reputations are harmed, we could suffer losses in our business and financial results.
Our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders, our ability to compete for future investment opportunities, and our and our Affiliates’ reputations among existing and potential clients. Our and our Affiliates’ reputations are critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us, our Affiliates or our respective employees to comply with applicable laws, rules or regulations, errors in our public reports, perceptions of our or our Affiliates’ environmental, social and governance (“ESG”) practices, threatened or actual litigation against us, any of our Affiliates or our respective employees, cyber-attack or data breach incidents, or the public announcement and potential publicity surrounding any of these events, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our or our Affiliates’ reputations and their relationships with clients, our relationships with our Affiliates, and our ability to negotiate agreements with new boutique investment management firms, any of which could have an adverse effect on our financial condition and results of operations.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our asset and performance based fees from clients pursuant to investment management contracts. While certain of our Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If clients terminate their investment management contracts or withdraw a substantial amount of assets, it is likely to harm our results of operations. In addition, investment management contracts with mutual funds or other retail products are subject to annual approval by the fund’s board of directors.
We may need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in boutique investment management firms and our other strategic initiatives may require additional capital. Further, we have significant repurchase obligations relating to Affiliate equity interests, and it is difficult to predict the frequency and magnitude of these repurchases. As of December 31, 2019, the current redemption value relating to Affiliate equity repurchase obligations was presented in Redeemable non-controlling interests on our Consolidated Balance Sheets and was $916.7 million, which includes $21.6 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors. See “Liquidity and Capital Resources-Affiliate Equity” in Item 7 and Notes 17 and 18 of the Consolidated Financial Statements. These obligations may require more cash than is then available from our existing cash resources and cash flows from operations. Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.
As of December 31, 2019, we had outstanding debt of $1.9 billion. Our level of indebtedness may increase if we fund future investments or other expenses through borrowings. Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flows from operations to payments on our indebtedness.
The financing activities described above could increase our Interest expense, decrease our Net income (controlling interest) or dilute the interests of our existing stockholders. In addition, our access to additional capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. We are rated A3 by Moody’s Investors Service and BBB+ by S&P Global Ratings. A reduction in our credit ratings could increase our borrowing costs under our credit facilities or, in certain cases, give rise to a termination right by the counterparty under our derivative financial instruments.
Our debt agreements impose certain covenants relating to the conduct of our business, including financial covenants under our credit facilities, any breach of which could result in the acceleration of the repayment of any amounts borrowed or outstanding thereunder.
Our debt agreements contain customary affirmative operating covenants and negative covenants that, among other things, place certain limitations on our and our subsidiaries’ ability to incur debt, merge or transfer assets, and create liens and, in the case of our credit facilities, require us to maintain specified financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The breach of any covenant (either due to our actions or omissions or, in the case of financial covenants, due to a significant and prolonged market-driven decline in our operating results) could result in a default under the applicable debt agreement and, in the case of our credit facilities, lenders could refuse to make further extensions of credit to us. Further, in the event of certain defaults, amounts borrowed under our debt agreements, together with accrued interest and other fees, could become immediately due and payable. If any indebtedness were to become subject to accelerated repayment, we may not have sufficient liquid assets to repay such indebtedness in full.
We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our financial condition and results of operations.
As of December 31, 2019, our total assets were $7.7 billion, of which $3.8 billion were intangibles, and $2.2 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, declines in the value of assets under management, client attrition, product performance, and changes in strategic objectives or growth prospects of an Affiliate. An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations. Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise significant judgment. In recent periods, we have recorded expenses to reduce the carrying value to fair value of certain Affiliates and certain acquired client relationships, and may experience similar impairment events in future reporting periods. See “Critical Accounting Estimates and Judgments” in Item 7 and Notes 9 and 10 of the Consolidated Financial Statements.
Market risk management activities may adversely affect our liquidity and results of operations.
From time to time, we and our Affiliates seek to offset exposure to changes in interest rates, foreign currency exchange rates and markets by entering into derivative financial instruments. See Note 6 of the Consolidated Financial Statements. The scope of these risk management activities is selective and varies based on the level and volatility of interest rates, foreign currency exchange rates and other changing market conditions. We and our Affiliates do not seek to hedge exposure to all market risks, which means that exposure to certain market risks is not limited. Further, the use of derivative financial instruments does not entirely eliminate the possibility of fluctuations in the value of the underlying position or prevent losses if the value of the position declines, and also can limit the opportunity for gain if the value of the position increases. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, while hedging arrangements may reduce certain risks, such arrangements themselves may entail other risks, may generate significant transaction costs, and may require the posting of cash collateral. For example, if our or our Affiliates’ counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our liquidity and results of operations could be adversely impacted.
The potential replacement or alteration of the London Interbank Offered Rate (“LIBOR”) or other widely used financial benchmarks introduces a number of risks for us, our Affiliates and their clients, and for the global asset management industry more broadly.
LIBOR and other financial benchmarks are the subject of recent national, international and other regulatory guidance and proposals for reform. Currently, there is uncertainty regarding the future utilization of LIBOR, the nature of any replacement rate, and the timing of any definitive changes. These reforms may have consequences that cannot be predicted, including changes in the valuation of financial instruments linked to benchmark indices, which could impact Affiliate sponsored investment products, investments, derivatives or other instruments, and may result in pricing, operational and legal implementation risks. Further, the proposed reforms could result in an increase in our or our Affiliates’ debt service costs. While it is not currently possible to determine precisely how, or to what extent, the withdrawal and replacement of LIBOR would affect us and our Affiliates, the changes may have an adverse effect on our financial condition and results of operations.

RISKS RELATED TO OUR STRATEGY AND OUR STRUCTURED PARTNERSHIPS WITH AFFILIATES
Our growth strategy depends in part upon our ability to make investments in boutique investment management firms and to pursue other strategic partnerships.
Our continued success in investing in boutique investment management firms will depend upon our ability to find suitable firms in which to invest or make additional investments in our existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. The market for acquisitions of interests in these firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies and investment management firms, also invest in boutique investment management firms and may have significantly greater resources than we do. In addition to direct competition on particular prospects, these firms can also negatively impact the volume and value of transactions more broadly. Further, our long-term innovative partnership approach with our Affiliates is designed to provide succession planning and enhanced equity incentives for management equity owners, and the management of some target firms may prefer terms and structures offered by our competitors.
The success of our investments depends on our and our Affiliates’ ability to grow their businesses and carry out their management succession plans. In addition, our investments involve a number of risks, including the existence of unknown liabilities that may arise after making an investment, some of which may depend upon factors that are not under our control. We may not be successful in making investments in new firms or maintaining existing investments, and any firms that we do invest in may not have favorable results or performance following our investment, which could have an adverse effect on our financial condition and results of operations. Further, the consummation of our announced investments is generally subject to a number of closing conditions, contingencies and approvals, including, but not limited to, obtaining certain consents of the boutique investment management firm’s clients and applicable regulatory approvals. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock.
Our growth strategy also includes pursuing strategic partnerships in areas where we can assist our Affiliates in growing and diversifying their businesses. These strategic partnerships may involve risks and require resources and investment, and there is no certainty that such partnerships will deliver the anticipated benefits over the expected time frame or at all.
The structure of our partnership interests in our Affiliates may expose us to unanticipated changes in Affiliate revenue, operating expenses and other commitments, which we may not anticipate and may have limited ability to control.
For a majority of our Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder of its revenue for operating expenses and for distributions to Affiliate management. In these types of structures, while our distributions generally have priority, our agreed allocations may not anticipate changes in the revenue and operating expense base of the Affiliate, and the revenue remaining after our specified share is allocated to us may not be large enough to cover all of the Affiliate’s operating expenses, which could result in a reduction of the amount allocated to us or could negatively impact the Affiliate’s operations and prospects.
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
Additionally, regardless of the particular structure, we may elect to defer or forgo the receipt of our share of an Affiliate’s revenue or earnings, or to adjust any expenses allocated to us, to permit the Affiliate to fund expenses in light of unanticipated changes in revenue or operating expenses, with the aim of maximizing the long-term benefits. We cannot be certain that any such deferral or forbearance would be of any greater long-term benefit to us, and such a deferral or forbearance may have an adverse effect on our near- or long-term financial condition and results of operations.

We may reposition or divest our equity interests in our Affiliates, and cannot be certain that any such repositioning or divestment will benefit us in the near- or long-term.
From time to time, we may reposition our relationships with our Affiliates, which could, among other things, include changes to our structured partnership interests, including changes in our ownership level and in the calculation of our share of revenue and/or operating expenses. Such repositioning may be done in order to address an Affiliate’s succession planning, changes in its revenue or operating expense base, strategic planning or other developments. Any repositioning of our interest in an Affiliate may result in increased exposure to changes in the Affiliate’s revenue and/or operating expenses, or in additional investments or commitments from us, or could increase or reduce our interest in the Affiliate. In some cases, this could result in the full divestment of our interest to Affiliate management or to a third party, or in our acquisition of all of the equity interests of the Affiliate. In addition, certain of our Affiliates accounted for under the equity method have customary rights in certain circumstances to sell a majority interest in their firm to a third party and to cause us to participate in such sale. Any such changes could have an adverse impact on our financial condition and results of operations.
We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.
We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investments in boutique investment management firms. There is no guarantee that these executive officers will remain with the Company. We generally do not have employment agreements with our executive officers, although each has a significant deferred equity interest in the Company and is subject to non-solicitation and non-competition restrictions that may be triggered upon their departure. Changes in our management team may be disruptive to our business, and failure to attract and retain members of our executive or senior management team, or to effectively implement and manage appropriate succession plans, could adversely affect our business, financial condition and results of operations.
In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years. These principals often are primarily responsible for their firm’s investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition and employment agreements in an effort to retain key personnel, there is no guarantee that these principals will remain with their firms. Since certain of our Affiliates contribute more significantly to our revenue than other Affiliates, the loss of key personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition and results of operations.
RISKS RELATED TO OUR COMMON STOCK
Equity markets and our common stock have been volatile.
The market price of our common stock has experienced and may continue to experience volatility, and the broader equity markets have experienced and may continue to experience significant price and volume fluctuations. In addition, announcements of our financial and operating results or other material information, including changes in net client cash flows and assets under management, changes in our financial guidance or our failure to meet such guidance, our new investments activity, changes in general conditions in the economy or the financial markets, perceptions regarding our ESG profile, and other developments affecting us, our Affiliates or our competitors, as well as geopolitical, regulatory, economic, and business factors unrelated to us, could cause the market price of our common stock to fluctuate substantially.
The sale or issuance of substantial amounts of our common stock, or the expectation that such sales or issuances will occur, could adversely impact the price of our common stock.
The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we have issued junior convertible trust preferred securities and entered into an equity distribution program, either of which may result in the issuance of our common stock upon the occurrence of certain events. We also have exercisable options outstanding and unvested restricted stock that have been awarded under our share-based incentive plans. Additionally, we have the right to settle certain Affiliate equity repurchase obligations with shares of our common stock. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock, including through forward equity transactions. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold or issued in the public market, or the expectation that such sales or issuances will occur, the price of our common stock may decline as a result.
Provisions in our organizational documents, Delaware law and other factors could delay or prevent a change in control of the Company, or adversely affect our financial results in periods prior to and following a change in control.

Provisions in our charter and by-laws and anti-takeover provisions under Delaware law could discourage, delay or prevent an unsolicited change in control of the Company. These provisions may also have the effect of making it more difficult for third parties to replace our executive officers without the consent of our Board of Directors. These provisions include:

•	the ability of our Board of Directors to issue preferred stock and to determine the terms, rights and preferences of the preferred stock without stockholder approval;

•
the prohibition on the right of stockholders to call meetings or act by written consent and limitations on the right of stockholders to present proposals or make nominations at stockholder meetings; and

•	legal restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.
Further, given our long-term innovative partnership approach with our Affiliates, which is designed to maintain their unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses, a change in control may be viewed negatively by our Affiliates, impacting their relationships with us. Additionally, the disposition of certain of our Affiliates following a change in control could result in the immediate realization of taxes owed on any excess proceeds above our tax basis in the relevant Affiliate, which could impact the valuation a third party may apply to us in a change in control. Any of the forgoing factors may inhibit a change in control in circumstances that could give our stockholders the opportunity to realize a premium over the market price of our common stock, or may result in negative impacts on our financial results in periods prior to and following a change in control.

In addition, a change in control of the Company or the acquisition of a large ownership position in shares of our outstanding common stock by a single holder may constitute a change in control for certain of our Affiliates for purposes of the Advisers Act and the Investment Company Act. In that case, absent client consents, the Affiliate’s management agreements may be deemed to be “assigned” in violation of the agreement and, for mutual fund clients, will terminate. We cannot be certain that any required client consents (which the impacted Affiliates would need to be involved in requesting) would be obtained if such a change of control occurs. Any termination, deemed assignment or renegotiation of any of our Affiliates’ management agreements could result in a reduction in our assets under management or the fees payable to our Affiliates and, ultimately, our aggregate fees. Further, certain of our Affiliates operate regulated businesses in jurisdictions outside of the U.S. that, in some cases, require regulatory notifications and other filings if a single stockholder acquires an ownership position in the Company exceeding certain specified thresholds, regardless of whether a change in control has occurred for purposes of the Advisers Act or the Investment Company Act.  Such an ownership position could also trigger approvals under FINRA, for Affiliates operating a broker-dealer in the U.S. As a result, a large ownership position in our stock, whether or not resulting in a change of control of the Company, could result in increased regulatory reporting and compliance costs, and potential restrictions on our or our Affiliates’ business activities, and could reduce the fees that our Affiliates receive under investment management contracts, any of which could have an adverse effect on the Company’s financial condition and results of operations.
LEGAL AND REGULATORY RISKS
Our and our Affiliates’ businesses are highly regulated.
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. retail distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1. Applicable laws, rules and regulations impose requirements, restrictions and limitations on our and our Affiliates’ businesses, and can result in significant compliance costs. Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations or new or revised interpretations, guidance or enforcement priorities. Any determination of a failure to comply with applicable laws, rules or regulations could expose us, our Affiliates or our respective employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, any of which could have an adverse impact on our stock price, financial condition and results of operations. Further, if we, any of our Affiliates or our respective employees were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our stock price and result in increased costs, even if we, our Affiliates or our respective employees were found not to have violated such laws, rules or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate, which could adversely affect our and our Affiliates’ businesses, increase compliance costs, require that we or our Affiliates curtail operations or investment offerings, or impact our and our Affiliates’ access to capital and the market for our common stock. In the U.S., the regulation of derivatives markets has undergone substantial change in recent years and such change may continue, which may make derivatives more costly, may limit the availability or reduce the liquidity of derivatives, and may impose limits or restrictions on the counterparties to derivative transactions.  The European Union and other jurisdictions have implemented, or are in the process of implementing, similar requirements.
Further, in recent years, regulators in the U.S., the UK and other jurisdictions have expanded rules and devoted greater resources and attention to the enforcement of anti-bribery and anti-money laundering laws, and while we and our Affiliates have developed and implemented policies and procedures designed to comply with these rules, such policies and procedures may not be effective in all instances to prevent violations.
Our and our Affiliates’ international operations are subject to foreign risks, including political, regulatory, economic and currency risks.
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based outside the U.S. and, accordingly, are subject to risks inherent in doing business internationally. These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. For example, our and our Affiliates’ businesses may be impacted by the terms of the UK’s exit from the European Union, which could result in fluctuations in exchange rates, disruptions in the capital markets, changes in investor risk tolerance or investment preferences, increased compliance and administrative costs, or other impacts. Further, regulatory and other developments relating to the UK’s exit from the European Union could impact our or our Affiliates’ ability to conduct operations pursuant to a European passport and could require us or certain of our Affiliates to apply for regulatory authorization and permission in a separate European Union member state. As part of our and certain of our Affiliates’ planning for the UK’s exit from the European Union, we and such Affiliates have implemented a number of steps to prepare for the various potential outcomes and, while we do not expect the UK’s exit from the European Union to have a significant impact on the way we or our Affiliates operate, these plans and developments could result in increases to our and such Affiliates’ compliance and administrative costs. In addition, as a result of operating internationally, certain of our Affiliates and our global distribution subsidiaries are subject to requirements under foreign regulations to maintain minimum levels of capital, and such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital and the payment of distributions to us. These or other risks related to our and our Affiliates’ international operations may have an adverse effect on our business, financial condition and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition and results of operations.
We are subject to income taxes as well as non-income-based taxes in the U.S. and certain foreign jurisdictions, and our Affiliates are generally subject to taxes in the jurisdictions in which they operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals. Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices and interpretations. A portion of our earnings are from outside of the U.S., and the foreign government agencies in jurisdictions in which we and our Affiliates do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Co-operation and Development (“OECD”), which includes recommendations that may be adopted in various jurisdictions in which we and our Affiliates do business. Any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition and results of operations.
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

We or our Affiliates may be involved in legal proceedings and regulatory matters from time to time, and we may be held responsible for liabilities incurred by certain of our Affiliates.
Our operating agreements with our Affiliates provide for governance structures that give Affiliate management the authority to manage and operate their businesses on a day-to-day basis, including investment management operations, marketing, product development, client relationships, employee matters, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates that we are not involved in, and where weaknesses or failures in internal processes or systems, legal or regulatory matters, or other operational challenges could lead to a disruption or cessation of our Affiliates’ operations, liability to their clients, exposure to claims or disciplinary action or reputational harm.
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent). Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Further, we also conduct distribution, sales and marketing activities through our U.S. retail distribution subsidiary and our global distribution subsidiaries, to extend the reach of our Affiliates’ own business development efforts, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates, could result in direct liability to us. Accordingly, we and our Affiliates may face various claims, litigation or complaints from time to time and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period. See “Legal Proceedings” in Item 3. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. Any legal proceedings or regulatory matters that we or our Affiliates are subject to could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources, and could result in judgments, findings, settlements or allegations of wrongdoing that could adversely affect our or their reputation, current and future business relationships, and our financial condition and results of operations.
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
Although we and our Affiliates take protective measures and endeavor to modify them as circumstances warrant, computer systems, software, networks and mobile devices may be vulnerable to cyber-attacks, data privacy or security breaches, ransomware, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. Further, although we and our Affiliates have systems and practices in place to monitor the third parties on whom we and our Affiliates rely, such third parties may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-attacks, data breaches or other incidents. If any such events occur, it could jeopardize confidential, proprietary or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have an adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation, regulatory investigations and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain. Further, government and regulatory oversight of data privacy in particular has been growing in recent years, including through the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, resulting in heightened data security and handling requirements, increased fines, and expanded incident response and reporting obligations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We conduct our operations around the world using a combination of leased and owned facilities. While we believe we have suitable property resources currently, we will continue to evaluate our property needs and will adjust these resources as necessary. Our Affiliates also typically lease office space in the city or cities in which they conduct business, as appropriate for their respective business needs.

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
Our common stock is traded on the New York Stock Exchange (symbol: AMG). As of February 25, 2020, there were 14 stockholders of record, including banks, brokers and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2019(3)	190,186	$81.16	190,186	$81.16	8,137,909
November 1-30, 2019	575,789	85.03	575,789	85.03	7,562,120
December 1-31, 2019	663,147	83.91	663,147	83.91	6,898,973
Total	1,429,122	84.00	1,429,122	84.00
__________________________

(1)	Includes shares surrendered, if any, to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions.

(2)
Our Board of Directors authorized share repurchase programs in October 2019, January 2019 and January 2018, authorizing us to repurchase up to 6.0 million, 3.3 million and 3.4 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of December 31, 2019, there were a total of 6.9 million shares available for repurchase under our October 2019 and January 2019 share repurchase programs and no shares remained under the January 2018 program.

(3)
Includes 0.1 million shares delivered upon the completion of a $30.0 million accelerated share repurchase program entered into in September 2019 and completed in October 2019, under which we repurchased a total of 0.4 million shares of our common stock at an average price of $76.06 per share.

Performance Graph
Our peer group is comprised of AllianceBernstein Holding L.P., Ameriprise Financial, Inc., Ares Management Corporation, Eaton Vance Corp., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc, Lazard Ltd., Legg Mason, Inc. and T. Rowe Price Group, Inc. Prior to this year, our peer group included BlackRock, Inc. and did not include Ares Management Corporation or Janus Henderson Group plc. Our peer group was revised in the fourth quarter of 2019 to reflect companies with size and market capitalizations that are more in line with our own, and to include additional firms with significant assets under management in alternative strategies. The following graph compares the cumulative stockholder return on our common stock from December 31, 2014 through December 31, 2019, with the cumulative total return, during the same period, on the Standard & Poor’s 500 Index, the Standard & Poor’s MidCap 400 Index, our prior peer group, and our current peer group. The comparison below assumes the investment of $100 on December 31, 2014 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Affiliated Managers Group, Inc., the S&P 500 Index, the S&P MidCap 400 Index, Prior Peer Group and Current Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Affiliated Managers Group, Inc.
S&P 500
S&P MidCap 400
Prior Peer Group
Current Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data
The following table presents selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in millions, except as noted and per share data)	2015	2016	2017	2018	2019
Operating Performance Measures
Assets under management (in billions)	$611.3	$688.7	$836.3	$736.0	$722.5
Average assets under management (in billions)	623.9	655.6	779.2	819.9	758.1
Aggregate fees	4,140.1	4,296.3	5,545.8	5,442.4	4,962.7
Financial Performance Measures
Consolidated revenue	$2,484.5	$2,194.6	$2,305.0	$2,378.4	$2,239.6
Net income (controlling interest)	509.5	472.8	689.5	243.6	15.7
Earnings per share (diluted)	$9.17	$8.57	$12.03	$4.52	$0.31
Dividends per share	$—	$—	$0.80	$1.20	$1.28
Supplemental Financial Performance Measures(1)
Adjusted EBITDA (controlling interest)	$942.2	$945.5	$1,116.2	$961.8	$841.6
Economic net income (controlling interest)	687.2	703.6	824.4	780.7	720.2
Economic earnings per share	$12.47	$12.84	$14.60	$14.50	$14.22
Balance Sheet Data
Total assets	$7,769.4	$8,749.1	$8,702.1	$8,219.1	$7,653.5
Debt	1,879.4	2,109.6	1,854.7	1,829.6	1,793.8
Redeemable non-controlling interests	612.5	673.5	811.9	833.7	916.7
Total equity	3,769.1	4,426.5	4,578.5	4,134.9	3,499.1
__________________________

(1)
Adjusted EBITDA (controlling interest), Economic net income (controlling interest) and Economic earnings per share are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures” in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following executive overview, which summarizes the significant trends affecting our results of operations and financial condition, as well as the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations of Affiliated Managers Group, Inc. and its subsidiaries, should be read in conjunction with the “Forward-Looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the SEC, and with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.
Executive Overview
We are a global asset management company with equity investments in high-quality boutique investment management firms, which we call our “Affiliates.” Our strategy is to generate long-term value by investing in leading independent active investment managers, through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Through our innovative partnership approach, each Affiliate’s management team retains significant equity ownership in their firm while maintaining operational autonomy. In addition, we offer centralized capabilities to our Affiliates across a variety of areas, including strategy, marketing and distribution, and product development. As of December 31, 2019, our aggregate assets under management were approximately $726 billion, pro forma for a new Affiliate investment which has since been completed, across a broad range of active, return-oriented strategies.

New and Pending Investments
On July 5, 2019, we completed our investment in Garda Capital Partners LP (“Garda”), an alternative investment manager specializing in fixed income relative value strategies. We account for our investment in Garda under the equity method of accounting. Following the close of this transaction, Affiliate management continues to hold a significant portion of the equity in their business and directs the day-to-day operations.
On February 18, 2020, we announced the completion of our investment in Comvest Partners (“Comvest”), a leading middle-market private equity and credit investment firm. We will account for our investment in Comvest under the equity method of accounting. The financial results of this investment will be included in the Company’s Consolidated Financial Statements one quarter in arrears. Following the close of this transaction, Affiliate management continues to hold a significant portion of the equity in their business and directs the day-to-day-operations.
Operating Performance Measures
Under accounting principles generally accepted in the U.S. (“GAAP”), we are required to consolidate certain of our Affiliates and use the equity method of accounting for others. Whether we consolidate an Affiliate or use the equity method of accounting, we maintain the same innovative partnership approach and provide support and assistance in substantially the same manner for all of our Affiliates. Furthermore, all of our Affiliates are boutique investment managers and are impacted by similar marketplace factors and industry trends. Therefore, our key aggregate operating performance measures are important in providing management with a more comprehensive view of the operating performance and material trends across our entire business.
The following table presents our key aggregate operating performance measures:

	For the Years Ended December 31,
(in billions, except as noted)	2017	2018	% Change	2019	% Change
Assets under management	$836.3	$736.0	(12)%	$722.5	(2)%
Average assets under management	779.2	819.9	5%	758.1	(8)%
Aggregate fees (in millions)	5,545.8	5,442.4	(2)%	4,962.7	(9)%
Assets under management and, therefore average assets under management, include the assets under management of our consolidated and equity method Affiliates, and as of October 1, 2019, exclude the assets under management of certain Affiliates in which we are repositioning our interests and that are not significant to our results of operations. Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements.

Average assets under management for mutual funds and similar retail investment products represents an average of the daily net assets under management, while for institutional and high net worth clients, average assets under management represents an average of the assets at the beginning or end of each month during the applicable period.
Aggregate fees consists of the total asset and performance based fees earned by all of our consolidated and equity method Affiliates, and includes the aggregate fees of certain Affiliates in which we are repositioning our interests and that are not significant to our aggregate fees or our results of operations. For certain of our Affiliates accounted for under the equity method, we report aggregate fees and the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears. Aggregate fees is provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for active, return-oriented strategies, particularly in illiquid alternative and multi-asset and fixed income strategies, reflecting continued investor demand for returns that are less correlated to traditional equity markets, while we are experiencing outflows in global equities and in quantitative strategies across liquid alternatives. In addition, investor demand for passively-managed products, including exchange traded funds has continued, and we have experienced outflows in certain equity strategies, consistent with this industry-wide trend. We believe the best-performing active equity managers (whether global-, regional-, or country-specific) will continue to have significant opportunities to grow as a result of net client cash inflows. We believe we are well-positioned to benefit from these trends.
The following charts present information regarding the composition of our assets under management by active, return-oriented strategy as of December 31, 2018 and 2019:

Assets Under Management by Strategy

__________________________

(1)	Alternatives include illiquid alternative strategies, which accounted for 12% and 13% of our assets under management as of December 31, 2018 and 2019, respectively.

(2)	Global equities include emerging markets strategies, which accounted for 8% and 9% of our assets under management as of December 31, 2018 and 2019, respectively.

The following table presents changes in our assets under management by active, return-oriented strategy:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2018	$293.5	$243.8	$97.6	$101.1	$736.0
Client cash inflows and commitments	35.0	37.6	16.4	20.8	109.8
Client cash outflows	(62.0)	(57.2)	(26.3)	(17.8)	(163.3)
Net client cash flows	(27.0)	(19.6)	(9.9)	3.0	(53.5)
New investments	4.0	—	—	—	4.0
Market changes	11.6	51.7	23.3	12.2	98.8
Foreign exchange(1)	1.7	3.1	0.3	0.8	5.9
Realizations and distributions (net)	(3.1)	(0.4)	(0.2)	(0.2)	(3.9)
Strategic repositioning(2)	(33.5)	(2.3)	(4.8)	(8.4)	(49.0)
Other(3)	(6.0)	(1.4)	(6.3)	(2.1)	(15.8)
December 31, 2019	$241.2	$274.9	$100.0	$106.4	$722.5
__________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)	Strategic repositioning includes assets under management attributable to Affiliates that are not significant to our results of operations, or those in which we have divested of our interest.

(3)	Other includes assets under management attributable to product transitions and reclassifications.

The following charts present information regarding the composition of our assets under management by client type as of December 31, 2018 and 2019:

Assets Under Management by Client Type

The following table presents changes in our assets under management by client type:

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2018	$432.9	$195.4	$107.7	$736.0
Client cash inflows and commitments	46.0	44.3	19.5	109.8
Client cash outflows	(81.4)	(65.0)	(16.9)	(163.3)
Net client cash flows	(35.4)	(20.7)	2.6	(53.5)
New investments	4.0	—	—	4.0
Market changes	50.3	32.9	15.6	98.8
Foreign exchange(1)	3.3	2.1	0.5	5.9
Realizations and distributions (net)	(3.1)	(0.7)	(0.1)	(3.9)
Strategic repositioning(2)	(36.9)	(3.0)	(9.1)	(49.0)
Other(3)	(7.9)	(7.9)	—	(15.8)
December 31, 2019	$407.2	$198.1	$117.2	$722.5
__________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)	Strategic repositioning includes assets under management attributable to Affiliates that are not significant to our results of operations, or those in which we have divested of our interest.

(3)	Other includes assets under management attributable to product transitions and reclassifications.

Aggregate Fees

Aggregate fees consists of asset and performance based fees. Asset based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance based fees are based on investment performance, typically on an absolute basis or relative to a benchmark, and are recognized when they are earned (i.e., when they become billable to customers and are not subject to claw-back). Performance based fees are generally billed less frequently than asset based fees, and although performance based fees inherently depend on investment performance and will vary from period to period, we anticipate performance based fees will be a recurring component of our aggregate fees.

Aggregate fees is generally determined by the level of our average assets under management, the composition of these assets across our active, return-oriented strategies that realize different asset based fee ratios, and performance based fees. Our asset based fee ratio is calculated as asset based fees divided by average assets under management.

Aggregate fees was $4,962.7 million in 2019, a decrease of $479.7 million or 9% as compared to 2018. The decrease in aggregate fees was primarily due to a $486.2 million decrease in asset based fees. The decrease in asset based fees was due to an 8% decrease in our average assets under management, primarily in alternative strategies and global equities strategies, and a 2% decline in our asset based fee ratio, principally due to a change in the composition of our assets under management.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2017	2018	% Change	2019	% Change
Net income (controlling interest)	$689.5	$243.6	(65)%	$15.7	(94)%
Adjusted EBITDA (controlling interest)(1)	1,116.2	961.8	(14)%	841.6	(12)%
Economic net income (controlling interest)(1)	824.4	780.7	(5)%	720.2	(8)%
__________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”

Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to our contingent payment arrangements. Adjusted EBITDA (controlling interest) was $841.6 million in 2019, a decrease of $120.2 million or 12% as compared to 2018. The decrease in Adjusted EBITDA (controlling interest) was primarily due to a 9% decrease in aggregate fees and a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses.
Net income (controlling interest) was $15.7 million in 2019, a decrease of $227.9 million or 94%, as compared to 2018. The decrease in Net income (controlling interest) was primarily due to a $290.9 million increase in intangible amortization and impairments, including a $256.6 million increase in equity method intangible amortization and impairments and a $34.3 million increase in consolidated intangible amortization and impairments expense attributable to the controlling interest. The decrease was also the result of a $120.2 million decrease in Adjusted EBITDA (controlling interest), primarily due to a decline in aggregate fees. These decreases were partially offset by a $178.5 million decrease in Income tax expense, primarily due to a decline in income before income taxes (controlling interest).
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to our acquisition of interests in Affiliates and improves comparability of performance between periods. Economic net income (controlling interest) was $720.2 million in 2019, a decrease of $60.5 million or 8% as compared to 2018. The decrease in Economic net income (controlling interest) was primarily due to a $120.2 million decrease in Adjusted EBITDA (controlling interest), primarily from a decrease in aggregate fees, partially offset by a $60.9 million cash tax benefit recognized on the sale of an Affiliate.
Results of Operations
Our discussion and analysis of the key operating performance measures and financial results for fiscal year 2019 compared to fiscal year 2018 is included herein. For discussion and analysis of fiscal year 2018 compared to fiscal year 2017, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 22, 2019.
The following discussion includes the key operating performance measures and financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our Consolidated revenue, Consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported, net of intangible amortization and impairments, in Equity method income (loss) (net).
Consolidated Revenue
Our Consolidated revenue is derived from our consolidated Affiliates, primarily from asset based fees from investment management services. For these Affiliates, we typically use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. Consolidated revenue is generally determined by the level of our consolidated Affiliate average assets under management, the composition of these assets across our Affiliate sponsored investment products and client accounts that realize different asset based fee ratios, and performance based fees.
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2017	2018	% Change	2019	% Change
Consolidated Affiliate average assets under management (in billions)	$406.5	$419.6	3%	$395.1	(6)%
Consolidated revenue	$2,305.0	$2,378.4	3%	$2,239.6	(6)%
Our Consolidated revenue decreased $138.8 million or 6% in 2019, due to a $187.5 million decrease from asset based fees, partially offset by a $48.7 million increase from performance based fees. The decrease in asset based fees was primarily due to a 6% decrease in consolidated Affiliate average assets under management, primarily in U.S. equity strategies and global equity strategies, and a 2% decline in our consolidated Affiliate asset based fee ratio, principally due to a change in the composition of our assets under management.
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
The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2017	2018	% Change	2019	% Change
Compensation and related expenses	$979.0	$987.2	1%	$943.0	(4)%
Selling, general and administrative	373.1	417.7	12%	376.8	(10)%
Intangible amortization and impairments	86.4	114.8	33%	144.5	26%
Interest expense	87.8	80.6	(8)%	76.2	(5)%
Depreciation and other amortization	20.3	22.0	8%	21.3	(3)%
Other expenses (net)	58.0	69.7	20%	57.0	(18)%
Total consolidated expenses	$1,604.6	$1,692.0	5%	$1,618.8	(4)%
Compensation and related expenses decreased $44.2 million or 4% in 2019, primarily due to a $30.8 million decrease in bonus and salary expenses as a result of a decline in the percentage of revenue allocated to expenses as part of the structured partnership interests in place at our consolidated Affiliates, and a $15.9 million decrease in Affiliate equity compensation expense. The decrease was also due to a $6.3 million decline in pound sterling-denominated expenses due to changes in foreign currency exchange rates.  These decreases were offset by a $5.5 million increase in compensation related to headcount repositioning in 2019.
Selling, general and administrative expenses decreased $40.9 million or 10% in 2019, primarily due to a $28.9 million decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management and a decrease of $5.3 million in travel-related, marketing, and notes receivable reserve expenses. The decrease was also due to a $4.8 million decline in pound sterling-denominated expenses due to changes in foreign currency exchange rates.
Intangible amortization and impairments increased $29.7 million or 26% in 2019, primarily due to a $35.0 million expense to reduce the carrying value to fair value of an indefinite-lived acquired client relationship at one of our Affiliates, and a $16.1 million expense to reduce the carrying value to zero of certain indefinite-lived acquired client relationships due to the closure of certain retail investment products on our U.S. retail distribution platform. These increases were partially offset by a $19.4 million reduction in amortization expense related to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.
Interest expense decreased $4.4 million or 5% in 2019, primarily due to a $10.1 million decrease due to our pound sterling-denominated forward foreign currency contracts and a $7.5 million decrease primarily due to lower borrowings on our senior unsecured multicurrency revolving credit facility (the “revolver”). These decreases were partially offset by a $13.4 million increase due to our junior subordinated notes issued in March 2019.
There were no significant changes in Depreciation and other amortization in 2019.
Other expenses (net) decreased $12.7 million or 18% in 2019, primarily due to a $19.5 million decrease in charitable contributions, partially offset by an $8.1 million expense to reduce certain right-of-use assets to their fair value, related to a reduction in leased office space.
Equity Method Income (Loss) (Net)
When we do not own a controlling equity interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Our share of earnings or losses from Affiliates accounted for under the equity method, net of amortization and impairments, is included in Equity method income (loss) (net) in our Consolidated Statements of Income.

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

Our equity method revenue is derived primarily from asset and performance based fees from investment management services. Equity method revenue incorporates the total asset and performance based fees earned by all of our Affiliates accounted for under the equity method and is generally determined by the level of our equity method Affiliate average assets under management, the composition of these assets across our Affiliate sponsored investment products and client accounts that realize different asset based fee ratios, and performance based fees. Our Affiliates accounted for under the equity method manage a greater proportion of assets subject to performance based fees than our consolidated Affiliates and, as a result, equity method revenue will generally have more performance based fees than Consolidated revenue.
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Years Ended December 31,
(in millions, except as noted)	2017	2018	% Change	2019	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$372.7	$400.3	7%	$363.0	(9)%
Equity method revenue	$3,240.8	$3,064.0	(5)%	$2,723.1	(11)%

Financial Performance Measures
Equity method earnings	$501.4	$370.6	(26)%	$289.4	(22)%
Equity method intangible amortization and impairments	(199.2)	(370.8)	86%	(627.4)	69%
Equity method income (loss) (net)	$302.2	$(0.2)	(100)%	$(338.0)	N.M.(1)
__________________________

(1)	Percentage change is not meaningful.
Our equity method revenue decreased $340.9 million or 11% in 2019, due to a $298.8 million decrease from asset based fees and a $42.1 million decrease from performance based fees. The decrease in asset based fees was primarily due to a 9% decrease in equity method Affiliate average assets under management, primarily in alternative strategies, and a 3% decline in our equity method asset based fee ratio, principally due to a change in the composition of our assets under management.
While equity method revenue decreased $340.9 million or 11% in 2019, equity method earnings decreased $81.2 million or 22%. Equity method earnings decreased more than equity method revenue on a percentage basis due to decreases in revenue at certain Affiliates in which we share in the Affiliate’s revenue less agreed-upon expenses. The expense bases of these Affiliates are generally less variable and in 2019 include expenses related to headcount repositioning and a reduction in leased office space.
Equity method intangible amortization and impairments increased $256.6 million or 69% in 2019, primarily due to a $485.0 million expense in 2019 to reduce the carrying value to fair value of certain Affiliates, as compared to a $273.3 million expense in 2018 to reduce the carrying value to fair value of certain Affiliates. See Note 10 of our Consolidated Financial Statements. The increase was also due to a $45.7 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.
Investment and other income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2017	2018	% Change	2019	% Change
Investment and other income	$64.5	$27.4	(58)%	$25.2	(8)%

Investment and other income decreased $2.2 million or 8% in 2019, primarily due to a $12.8 million decrease from the valuation of Other investments, primarily attributable to general partner investments in private equity funds, partially offset by a $9.6 million net increase from the valuation and realized gains on sales of Investments in marketable securities.
Income Tax Expense
The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2017	2018	% Change	2019	% Change
Income tax expense	$58.4	$181.3	N.M.(1)	$2.9	(98)%
__________________________

(1)	Percentage change is not meaningful.
Income tax expense decreased $178.4 million or 98% in 2019, primarily due to a $406.4 million decrease in income before income taxes (controlling interest) in 2019, and a $240.0 million expense recorded to reduce the carrying value to fair value of an Affiliate for which we did not recognize an income tax benefit in 2018.
Net Income
The following table presents Net income, Net income (controlling interest) and Net income (non-controlling interest):

	For the Years Ended December 31,
(in millions)	2017	2018	% Change	2019	% Change
Net income	$1,008.7	$532.3	(47)%	$305.1	(43)%
Net income (non-controlling interests)	319.2	288.7	(10)%	289.4	0%
Net income (controlling interest)	689.5	243.6	(65)%	15.7	(94)%
Net income (controlling interest) decreased $227.9 million or 94% in 2019, primarily due to a $337.8 million increase in Equity method loss (net), a decrease in Consolidated revenue, and a $34.3 million increase in consolidated intangible amortization and impairments expense attributable to the controlling interest. These increases were partially offset by a $178.5 million decrease in Income tax expense attributable to the controlling interest.
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments and adjustments to contingent payment arrangements. We believe that many investors use this measure when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2017	2018	2019
Net income (controlling interest)	$689.5	$243.6	$15.7
Interest expense	87.8	80.6	76.2
Income taxes(1)	50.4	169.4	(9.1)
Intangible amortization and impairments(2)	265.4	454.9	745.8
Other items(3)	23.1	13.3	13.0
Adjusted EBITDA (controlling interest)	$1,116.2	$961.8	$841.6
__________________________

(1)	For the year ended December 31, 2017, Income taxes includes a one-time net benefit of $194.1 million from changes in U.S. tax laws.

(2)
Intangible amortization and impairments in our Consolidated Statements of Income includes amortization attributable to our non-controlling interests. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (loss) (net).

The following table presents the Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2017	2018	2019
Consolidated intangible amortization and impairments	$86.4	$114.8	$144.5
Consolidated intangible amortization (non-controlling interests)	(20.2)	(30.7)	(26.1)
Equity method intangible amortization and impairments	199.2	370.8	627.4
Total	$265.4	$454.9	$745.8
For the year ended December 31, 2019, consolidated intangible amortization and impairments includes $51.1 million of non-cash expenses to reduce the carrying value to fair value of an indefinite-lived acquired client relationship at one of our Affiliates and to reduce the carrying value to zero of certain indefinite-lived acquired client relationships due to the closure of certain retail investment products on our U.S. retail distribution platform.

For the years ended December 31, 2017, 2018 and 2019, equity method intangible amortization and impairments includes $93.1 million, $273.3 million and $485.0 million, respectively, of non-cash expenses to reduce the carrying value to fair value of certain Affiliates.

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
We adjust Net income (controlling interest) to calculate Economic net income (controlling interest) by adding back our share of pre-tax intangible amortization and impairments attributable to intangible assets because these expenses do not correspond to the changes in the value of these assets, which do not diminish predictably over time. We also add back the deferred taxes attributable to intangible assets because we believe it is unlikely these accruals will be used to settle material tax obligations. Further, we add back other economic items to improve comparability of performance between periods.

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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Years Ended December 31,
(in millions, except per share data)	2017	2018	2019
Net income (controlling interest)	$689.5	$243.6	$15.7
Intangible amortization and impairments(1)	265.4	454.9	745.8
Intangible-related deferred taxes(2)	48.8	79.7	(51.3)
Other economic items(3)	14.8	2.5	10.0
Changes in U.S. tax laws	(194.1)	—	—
Economic net income (controlling interest)	$824.4	$780.7	$720.2
Average shares outstanding (diluted)	58.6	53.8	50.6
Assumed issuance of junior convertible securities shares	(2.2)	—	—
Average shares outstanding (adjusted diluted)	56.4	53.8	50.6
Economic earnings per share	$14.60	$14.50	$14.22
__________________________

(1)	See note (2) to the table in “Adjusted EBITDA (controlling interest).”

(2)
For the years ended December 31, 2017 and 2019, intangible-related deferred taxes decreased $35.7 million and $76.6 million, respectively, as a result of expenses to reduce the carrying value to fair value as described in note (2) to the table in “Adjusted EBITDA (controlling interest).” For the year ended December 31, 2018, intangible-related deferred taxes increased $19.9 million due to Affiliate divestments.

(3)
For the years ended December 31, 2017, 2018 and 2019, Other economic items were net of income tax expense of $5.8 million, $0.8 million and $0.7 million, respectively. Beginning January 1, 2019, other economic items include tax windfalls and shortfalls from share-based compensation. Prior periods have not been revised as the amounts were not significant.

Liquidity and Capital Resources
We generate long-term value by investing in new Affiliates, investing in existing Affiliates, and investing in centralized capabilities through which we can leverage our scale and resources to benefit our Affiliates and enhance their long-term growth prospects. We then return capital to shareholders through share repurchases and the payment of cash dividends on our common stock while maintaining a conservative capital structure consistent with an investment grade rating.

Cash and cash equivalents were $539.6 million as of December 31, 2019 and were primarily attributable to the non-controlling interest. In 2019, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash during the year were for investments in new Affiliates, investments in existing Affiliates primarily through repurchases of Affiliate equity interests, repayment of debt and the return of capital through share repurchases and the payment of cash dividends on our common stock. We expect these will be the primary uses of capital for the foreseeable future.

We anticipate that cash flows from operations, together with borrowings under our revolver, will be sufficient to support our cash flow needs. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms. We are currently rated A3 by Moody’s Investors Service and BBB+ by S&P Global Ratings.

The following table presents operating, investing and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2017	2018	2019
Operating cash flow	$1,170.4	$1,140.6	$929.1
Investing cash flow	13.8	(18.2)	(24.4)
Financing cash flow	(1,189.7)	(983.1)	(934.7)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items and timing differences in the cash settlement of assets and liabilities.

For the year ended December 31, 2019, Cash flows from operating activities were $929.1 million, primarily from Net income of $305.1 million, adjusted for non-cash intangible amortization and impairments of $771.9 million, including $627.4 million for our Affiliates accounted for under the equity method and included in Equity method income (loss) (net) and $144.5 million for acquired client relationships at consolidated Affiliates.  These items were partially offset by timing differences in the cash settlement of assets and liabilities, which reduced operating cash flow by $149.1 million on a net basis. In 2019, approximately 70% of the Cash flows from operating activities were attributable to the controlling interest.
Investing Cash Flow
For the year ended December 31, 2019, Cash flows used in investing activities were $24.4 million, primarily due to investments in new and existing Affiliates of $162.3 million, partially offset by the receipt of sales proceeds of $117.7 million from the divestment of certain Affiliates. These activities were primarily attributable to the controlling interest.
Financing Cash Flow
For the year ended December 31, 2019, Cash flows used in financing activities were $934.7 million, primarily due to the return of $421.4 million of capital to shareholders through share repurchases and dividends on our common stock and $135.5 million of Affiliate equity repurchases and issuances (net). Cash flows used in financing activities also includes the repayment of $39.3 million on a net basis of outstanding debt. These activities were attributable to the controlling interest. Cash flows used in financing activities also includes $347.9 million of distributions attributable to the non-controlling interests.
Affiliate Equity
We periodically repurchase Affiliate equity from and issue Affiliate equity to our consolidated Affiliate partners and our officers, under agreements that provide us with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to us at certain intervals. For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of December 31, 2019, the current redemption value of $916.7 million for these interests (including $21.6 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $146.0 million for repurchases and received $10.5 million for issuances of Affiliate equity during 2019, and we expect to repurchase a total of approximately $190 million of Affiliate equity in 2020. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity. See Notes 17 and 18 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2019, January 2019 and January 2018, authorizing us to repurchase up to 6.0 million, 3.3 million and 3.4 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. For the year ended December 31, 2019, we repurchased 4.1 million shares of our common stock, at an average price per share of $88.73. As of December 31, 2019, there were a total of 6.9 million shares available for repurchase under our October 2019 and January 2019 share repurchase programs and no shares remained under the January 2018 program.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 5 of our Consolidated Financial Statements.

	December 31,
(in millions)	2017	2018	2019
Senior bank debt	$810.0	$780.0	$450.0
Senior notes	745.7	746.2	746.8
Junior convertible securities	309.9	312.5	315.4
Junior subordinated notes	—	—	290.7

The carrying value of long-term debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of the long-term debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
We have a $1.25 billion revolver and a $450.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.

Under the terms of the credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and Affiliate equity expense are added back to EBITDA. As of December 31, 2019, our bank leverage and bank interest coverage ratios were 1.3x and 10.8x, respectively, and we were in compliance with all of the terms of our credit facilities. As of December 31, 2019, we had no borrowings outstanding under our revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes and Junior Subordinated Notes
As of December 31, 2019, we had the following senior notes and junior subordinated notes outstanding, the respective principal terms of which are presented below.

	2024 Senior Notes	2025 Senior Notes	2059 Junior Subordinated Notes
Issue date	February 2014	February 2015	March 2019
Maturity date	February 2024	August 2025	March 2059
Par value (in millions)	$400.0	$350.0	$300.0
Stated coupon	4.25%	3.50%	5.875%
Coupon frequency	Semi-annually	Semi-annually	Quarterly
Potential call date	Any time	Any time	March 2024
Listing	N.A.	N.A.	NYSE

We used a majority of the net proceeds from the junior subordinated notes, issued in 2019, to repay outstanding indebtedness under the revolver, with the remaining proceeds used for other general corporate purposes.
Junior Convertible Securities

As of December 31, 2019, we had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $315.4 million. The carrying value is accreted to the principal amount at maturity ($430.8 million) over a remaining life of approximately 18 years. Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense. These deductions will generate annual deferred tax liabilities of $8.4 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if our common stock is trading above certain thresholds at the time of the conversion of the securities. In August 2019, in accordance with the convertible securities indenture, we adjusted the conversion rate of the junior convertible securities as a result of the cumulative declared dividends on our common stock.
Equity Distribution Program
We have entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2019, no sales had occurred under the equity distribution program.
Derivatives
In 2018, we entered into two separate pound sterling-denominated forward foreign currency contracts (the “forward contracts”) with a large financial institution (the “counterparty”) to access lower interest rates, and concurrently entered into two separate collar contracts with the same counterparty for the same notional amounts and expiration dates as the forward contracts. Certain of our Affiliates also use foreign currency contracts to hedge the risk of foreign exchange rate movements. See Note 6 of our Consolidated Financial Statements.
Commitments
See Note 7 of our Consolidated Financial Statements.
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2019. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Contractual Obligations
Senior bank debt	$450.0	$—	$—	$450.0	$—
Senior notes	900.1	29.3	58.5	450.0	362.3
Junior convertible securities	830.2	22.2	44.4	44.4	719.2
Junior subordinated notes	1,000.7	17.6	35.3	35.3	912.5
Leases(1)	239.4	39.3	69.9	47.8	82.4
Affiliate equity repurchase obligations(2)	19.8	19.8	—	—	—
Total contractual obligations	$3,440.2	$128.2	$208.1	$1,027.5	$2,076.4
Contingent Obligations
Contingent payment arrangements(3)	$25.0	$—	$25.0	$—	$—
__________________________

(1)	The total controlling interest portion is $62.6 million ($13.0 million through 2020, $23.1 million in 2021-2022, $17.4 million in 2023-2024 and $9.1 million thereafter).

(2)	The Affiliate equity repurchase obligations disclosed in the table represent the fair value of obligations put to us and outstanding as of December 31, 2019.

(3)	The contingent payment arrangements disclosed in the table represent the expected settlement amounts. The maximum settlement amount through 2021 is $150.0 million, and through 2022 is $40.0 million.

The table above does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $127.2 million and $65.4 million, respectively. This table also does not include potential obligations relating to our derivative financial instruments (see Note 6 of our Consolidated Financial Statements). These items are excluded as we cannot predict the amount or timing of when such obligations will be paid.
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
The following are our critical accounting estimates and judgments used in the preparation of our Consolidated Financial Statements, and due to their subjectivity, actual results could differ materially from the amounts reported.
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
We make judgments to determine the fair value of certain assets, liabilities and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment arrangements, when we issue or repurchase Affiliate equity interests and when we test our goodwill, indefinite and definite-lived acquired client relationships or equity method investments for impairment.
In determining fair values that reflect our own assumptions concerning unobservable inputs, we typically use valuation techniques, including discounted cash flow analyses, where we make assumptions about growth rates of assets under management, client attrition, asset and performance based fee rates and expenses. In these analyses, we also consider historical and current market multiples, tax benefits, credit risk, interest rates, tax rates, discount rates and discounts for lack of marketability. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, by consulting with third-party valuation firms. Changes in the assumptions used could significantly impact fair values.
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized. We perform a qualitative impairment assessment at least annually to determine if the carrying value of our single reporting unit is in excess of its fair value. In this qualitative assessment, we typically measure the excess of the fair value of our reporting unit over its carrying value using various qualitative and quantitative factors (including our market capitalization and market multiples for asset management businesses). If there is an indication that the carrying value of the reporting unit is in excess of the fair value under this test, then we must determine if a potential impairment is more-likely-than-not. To determine if a potential impairment is more-likely-than-not, we perform a single step quantitative test with any excess of carrying value over fair value recorded as an expense in Intangible amortization and impairments.
We completed our annual goodwill impairment assessment as of September 30, 2019 and no impairment was indicated. For purposes of our assessment, we considered various qualitative and quantitative factors and determined that the fair value of our reporting unit was substantially greater than its respective carrying amount, including goodwill.
Indefinite-Lived Acquired Client Relationships
Indefinite-lived acquired client relationships include investment advisory contracts between our Affiliates and their mutual funds and other retail-oriented investment products. Because these contracts are with the investment products themselves, and not with the underlying investors, and the contracts between our Affiliates and the investment products are typically renewed on an annual basis, industry practice under GAAP is to consider the contract life to be indefinite and, as a result, not amortizable.

We perform indefinite-lived acquired client relationship impairment assessments annually, or more frequently should circumstances suggest fair value has declined below the related carrying value. For purposes of our assessments, we consider various qualitative factors (including market multiples) and determine if it is more-likely-than-not that the fair value of each asset group is greater than its carrying amount. If we determine that the fair value has declined below our related carrying value, we perform discounted cash flow analyses to determine the fair value of the asset group and record an expense in Intangible amortization and impairments to reduce the carrying value to its fair value.
For the year ended December 31, 2019, we completed our annual assessment and recorded a $35.0 million expense to reduce the carrying value to fair value of an indefinite-lived acquired client relationship. See Note 9 of our Consolidated Financial Statements. No other impairments were indicated.
Definite-Lived Acquired Client Relationships
Definite-lived acquired client relationships include investment advisory contracts between our Affiliates and their underlying investors, and are amortized over their expected period of economic benefit. Significant judgment is required to estimate the period that these assets will contribute to our cash flows and the pattern over which these assets will provide an economic benefit. Formally, on an annual basis, or more frequently should client attrition trends warrant a potential revision, we review historical and projected attrition rates and other events that may influence our projections of the future period of economic benefit that we will derive from these relationships. Changes in the expected period of economic benefit of these assets may warrant changes in the period over which the assets are amortized.
We perform definite-lived acquired client relationship impairment assessments annually, or more frequently should client attrition trends suggest fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an expense is recorded in Intangible amortization and impairments to reduce the carrying value to its fair value. We assess each of our definite-lived acquired client relationships for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired client relationships.
For the year ended December 31, 2019, we completed our annual assessment and noted that projected undiscounted cash flows over the remaining life of each of these assets exceed their carrying value and, accordingly, no impairments were identified.
Equity Method Investments in Affiliates
We periodically perform assessments to determine if fair value may have declined below related carrying value for our equity method investments in Affiliates for a period that we consider to be other-than-temporary. Where we believe that such decline may have occurred, we determine the amount of impairment using valuation methods, such as discounted cash flow techniques. Impairments are recorded as an expense in Equity method income (loss) (net) to reduce the carrying value of the Affiliate to its fair value.
We make judgments to determine fair value when we test our equity method investments for impairment, and use valuation techniques that include discounted cash flow analyses, where we make assumptions about growth rates of projected assets under management, client attrition, asset and performance based fees and expenses. In these analyses, we also make judgments about tax benefits, tax rates and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, by consulting with third-party valuation firms. Changes in these assumptions could significantly impact the respective fair value of an equity method investment in an Affiliate.
For the year ended December 31, 2019, we recorded $485.0 million of expenses to reduce the carrying value to fair value of certain Affiliates. See Note 10 of our Consolidated Financial Statements.
Income Taxes
We and our Affiliates are subject to income taxes in the U.S. and certain foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. We measure our deferred taxes based on enacted tax rates and projected state apportionment percentages for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in income tax expense in the period in which the change in tax rates is enacted.

Our principal deferred tax assets relate to deferred compensation, state and foreign loss carryforwards and the indirect benefits of uncertain foreign tax positions. We regularly assess the recoverability of our deferred tax assets, considering all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. A valuation allowance is utilized to adjust the carrying values of deferred tax assets to the amount that is more-likely-than-not to be realized.
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
See Note 20 of our Consolidated Financial Statements.
Share-Based Compensation and Affiliate Equity
We have share-based compensation arrangements covering directors, senior management and employees. Our share-based compensation arrangements typically vest and become fully exercisable over three to five years of continued employment and, in some cases, may require the satisfaction of certain performance conditions.
We determine the fair value of our share-based compensation arrangements on their grant date and record compensation expense based on the number of awards expected to vest. For restricted stock units, we determine the fair value of the units using our share price on the date of grant. For stock options, we estimate the fair value using the Black-Scholes option pricing model, which requires us to make assumptions about the volatility and dividend yield of our common stock and the expected life of our stock options. In measuring expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded options. For certain of our awards with performance conditions, the number of restricted stock units or stock options expected to vest may change over time depending upon the performance level achieved.
For share-based compensation arrangements without performance conditions, we recognize expense based on the number of awards expected to vest on a straight-line basis over the requisite service period, including grants that are subject to graded vesting. For all other arrangements, we recognize expense based on the number of awards expected to vest on a straight-line basis for each separately vesting portion of the award.
From time to time, we grant equity interests in our Affiliates to consolidated Affiliate partners and our officers, with vesting, forfeiture and repurchase terms established at the date of grant. The fair value of the equity interests is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, asset and performance based fees, tax rates, discount rates and discounts for lack of marketability.
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
See Notes 16, 17 and 18 of our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Assets Under Management Market Price Risk
Our Consolidated revenue and equity method revenue are derived primarily from asset based fees that are typically determined as a percentage of the value of a client’s assets under management. Such values are affected by changes in financial markets (including declines in the capital markets, fluctuations in foreign currency exchange rates, inflation rates or the yield curve, and other market factors) and, accordingly, declines in the financial markets may negatively impact our Consolidated revenue and equity method revenue.
As of December 31, 2019, we estimate a proportional 1% change in the value of our assets under management would have resulted in an annualized change in asset based fees in Consolidated revenue of $19.4 million for our consolidated Affiliates and in asset based fees in equity method revenue of $15.8 million for our Affiliates accounted for under the equity method.

This proportional increase or decrease excludes assets under management on which asset based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes and junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a net change in the fair value of our fixed rate securities of $129.1 million as of December 31, 2019. This estimate increased relative to the prior year primarily due to the issuance of our junior subordinated notes in 2019. We pay a variable rate of interest on our credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on our credit rating. As of December 31, 2019, the interest rate for our outstanding borrowings under the credit facilities was LIBOR plus 0.875%. We estimate that a 1% change in interest rates would have changed our annual interest expense on the outstanding balances under our credit facilities by $4.5 million, as of December 31, 2019.
Foreign Currency Exchange Risk
The functional currency of most of our Affiliates is the U.S. dollar. Certain of our Affiliates have the pound sterling or the Canadian dollar as their functional currency, and are, therefore, impacted by movements in pound sterling and Canadian dollar to U.S. dollar foreign currency exchange rates. In addition, the valuations of our foreign Affiliates with a non-U.S. dollar functional currency change based on fluctuations in foreign currency exchange rates. These changes are recorded as a component of stockholders’ equity.
To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in changes to stockholders’ equity of $2.5 million and $2.1 million, respectively, based on the December 31, 2019 carrying value of Affiliates whose functional currency is the pound sterling or the Canadian dollar, and of our and our Affiliates’ pound sterling-denominated derivative financial instruments.  For the year ended December 31, 2019, we estimate a 1% change in the pound sterling and the Canadian dollar to U.S. dollar exchange rates would have resulted in annual changes to Income before income taxes (controlling interest) of $1.1 million and $0.3 million, respectively.

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
As of December 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
The Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation for Equity Method Investments in Affiliates

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s consolidated equity method investments in affiliates balance was $2,195.6 million as of December 31, 2019. Management periodically evaluates its equity method investments in affiliates for impairment by performing assessments to determine if fair value may have declined below related carrying value for a period that they consider to be other-than-temporary. Where management believes that such decline may have occurred, they make judgments to determine the fair value of an investment and use valuation techniques, including discounted cash flow analyses that require assumptions such as growth rates of assets under management, client attrition, asset and performance based fee rates, expenses, tax benefits, tax rates and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment evaluation for equity method investments in affiliates is a critical audit matter are; (i) there was significant judgment by management to evaluate the significant assumptions used in the discounted cash flow analysis to determine the fair value of the investment which was used to determine the amount that fair value had declined below its related carrying value for a period considered to be other-than-temporary, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures related to the growth rates of assets under management and discount rates used in the impairment evaluation, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment evaluation for equity method investments in affiliates, including controls over the discounted cash flow analysis and significant assumptions used to determine the fair value of equity method investments in affiliates. These procedures also included, among others, testing management’s process for determining the fair value of its equity method investments in affiliates, including evaluating the appropriateness of the discounted cash flow analysis, testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis, and evaluating the reasonableness of the significant assumptions used by management in developing the fair value measurement, including the growth rates of assets under management and discount rates. Evaluating the reasonableness of the growth rates of assets under management involved considering (i) the consistency with external market and industry data, (ii) the consistency with past performance of the affiliate, and (iii) whether the growth rates were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates used to determine whether the fair value of the equity method investment had declined below its carrying value for a period considered to be other-than-temporary.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2020

We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2017	2018	2019
Consolidated revenue	$2,305.0	$2,378.4	$2,239.6

Consolidated expenses:
Compensation and related expenses	979.0	987.2	943.0
Selling, general and administrative	373.1	417.7	376.8
Intangible amortization and impairments	86.4	114.8	144.5
Interest expense	87.8	80.6	76.2
Depreciation and other amortization	20.3	22.0	21.3
Other expenses (net)	58.0	69.7	57.0
Total consolidated expenses	1,604.6	1,692.0	1,618.8

Equity method income (loss) (net)	302.2	(0.2)	(338.0)

Investment and other income	64.5	27.4	25.2
Income before income taxes	1,067.1	713.6	308.0

Income tax expense	58.4	181.3	2.9
Net income	1,008.7	532.3	305.1

Net income (non-controlling interests)	(319.2)	(288.7)	(289.4)
Net income (controlling interest)	$689.5	$243.6	$15.7

Average shares outstanding (basic)	56.0	53.6	50.5
Average shares outstanding (diluted)	58.6	53.8	50.6

Earnings per share (basic)	$12.30	$4.55	$0.31
Earnings per share (diluted)	$12.03	$4.52	$0.31
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2017	2018	2019
Net income	$1,008.7	$532.3	$305.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	128.0	(102.1)	10.9
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.8)	(0.1)	1.7
Change in net unrealized loss on investment securities	(7.7)	—	—
Other comprehensive income (loss), net of tax	119.5	(102.2)	12.6
Comprehensive income	1,128.2	430.1	317.7
Comprehensive income (non-controlling interests)	(337.6)	(273.7)	(301.8)
Comprehensive income (controlling interest)	$790.6	$156.4	$15.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2018	2019
Assets
Cash and cash equivalents	$565.5	$539.6
Receivables	400.6	417.1
Investments in marketable securities	119.3	59.4
Goodwill	2,633.4	2,651.7
Acquired client relationships (net)	1,309.9	1,182.0
Equity method investments in Affiliates (net)	2,791.0	2,195.6
Fixed assets (net)	104.3	92.3
Other investments	201.1	211.8
Other assets	94.0	304.0
Total assets	$8,219.1	$7,653.5
Liabilities and Equity
Payable and accrued liabilities	$746.6	$634.6
Debt	1,829.6	1,793.8
Deferred income tax liability (net)	511.6	450.2
Other liabilities	162.7	359.1
Total liabilities	3,250.5	3,237.7
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	833.7	916.7
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2018 and 2019)	0.6	0.6
Additional paid-in capital	835.6	707.2
Accumulated other comprehensive loss	(109.0)	(108.8)
Retained earnings	3,876.8	3,819.8
	4,604.0	4,418.8
Less: Treasury stock, at cost (6.5 shares in 2018 and 10.4 shares in 2019)	(1,146.6)	(1,481.3)
Total stockholders' equity	3,457.4	2,937.5
Non-controlling interests	677.5	561.6
Total equity	4,134.9	3,499.1
Total liabilities and equity	$8,219.1	$7,653.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2016	$0.6	$1,073.5	$(122.9)	$3,054.4	$(386.0)	$806.9	$4,426.5
Net income	—	—	—	689.5	—	319.2	1,008.7
Other comprehensive income	—	—	101.1	—	—	18.4	119.5
Share-based compensation	—	40.4	—	—	—	—	40.4
Common stock issued under share-based incentive plans	—	(117.6)	—	—	138.6	—	21.0
Shares repurchases	—	—	—	—	(416.3)	—	(416.3)
Dividends ($0.80 per share)	—	—	—	(45.4)	—	—	(45.4)
Issuance costs and other	—	0.6	—	—	—	—	0.6
Affiliate equity activity:
Affiliate equity compensation	—	13.2	—	—	—	36.8	50.0
Issuances	—	(0.6)	—	—	—	3.7	3.1
Repurchases	—	40.6	—	—	—	(6.0)	34.6
Changes in redemption value of Redeemable non-controlling interests	—	(241.5)	—	—	—	—	(241.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(76.8)	(76.8)
Capital contributions and other	—	—	—	—	—	6.3	6.3
Distributions to non-controlling interests	—	—	—	—	—	(352.2)	(352.2)
December 31, 2017	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
Net income	—	—	—	243.6	—	288.7	532.3
Other comprehensive loss	—	—	(87.2)	—	—	(15.0)	(102.2)
Share-based compensation	—	44.7	—	—	—	—	44.7
Common stock issued under share-based incentive plans	—	(11.6)	—	—	6.6	—	(5.0)
Shares repurchases	—	—	—	—	(489.5)	—	(489.5)
Dividends ($1.20 per share)	—	—	—	(65.3)	—	—	(65.3)
Issuance costs and other	—	(0.5)	—	—	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	16.7	—	—	—	39.7	56.4
Issuances	—	(6.8)	—	—	—	14.3	7.5
Repurchases	—	15.3	—	—	—	(9.0)	6.3
Changes in redemption value of Redeemable non-controlling interests	—	(30.8)	—	—	—	—	(30.8)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(44.8)	(44.8)
Capital contributions and other	—	—	—	—	—	17.8	17.8
Distributions to non-controlling interests	—	—	—	—	—	(370.5)	(370.5)
December 31, 2018	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
Impact of adoption of new accounting standards (See Note 22)	—	—	—	(6.6)	—	—	(6.6)
Net income	—	—	—	15.7	—	289.4	305.1
Other comprehensive income	—	—	0.2	—	—	12.4	12.6
Share-based compensation	—	49.9	—	—	—	—	49.9
Common stock issued under share-based incentive plans	—	(34.0)	—	—	28.6	—	(5.4)
Shares repurchases	—	2.5	—	—	(363.3)	—	(360.8)

Dividends ($1.28 per share)	—	—	—	(66.1)	—	—	(66.1)
Issuance costs and other	—	0.1	—	—	—	—	0.1
Affiliate equity activity:
Affiliate equity compensation	—	9.6	—	—	—	30.9	40.5
Issuances	—	(3.7)	—	—	—	14.9	11.2
Repurchases	—	13.2	—	—	—	(10.3)	2.9
Changes in redemption value of Redeemable non-controlling interests	—	(166.0)	—	—	—	—	(166.0)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(105.0)	(105.0)
Capital contributions and other	—	—	—	—	—	(0.3)	(0.3)
Distributions to non-controlling interests	—	—	—	—	—	(347.9)	(347.9)
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2017	2018	2019
Cash flow from (used in) operating activities:
Net income	$1,008.7	$532.3	$305.1
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	86.4	114.8	144.5
Depreciation and other amortization	20.3	22.0	21.3
Deferred income tax expense (benefit)	(123.6)	51.9	(55.8)
Equity method (income) loss (net)	(302.2)	0.2	338.0
Distributions of earnings received from equity method investments	429.8	466.3	252.4
Share-based compensation and Affiliate equity expense	90.4	101.1	90.4
Other non-cash items	(26.3)	(2.7)	(17.7)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(34.1)	(190.8)	(42.3)
Sales of securities by consolidated Affiliate sponsored investment products	29.9	49.6	16.5
(Increase) decrease in receivables	(53.5)	14.4	(15.8)
Increase in other assets	(7.7)	(11.7)	(51.4)
Increase (decrease) in payables, accrued liabilities and other liabilities	52.3	(6.8)	(56.1)
Cash flow from operating activities	1,170.4	1,140.6	929.1
Cash flow from (used in) investing activities:
Investments in Affiliates	(30.6)	(7.3)	(162.3)
Divestments of Affiliates	—	—	117.7
Purchase of fixed assets	(18.5)	(18.7)	(9.6)
Purchase of investment securities	(37.2)	(40.8)	(43.1)
Sale of investment securities	100.1	48.6	72.9
Cash flow from (used in) investing activities	13.8	(18.2)	(24.4)
Cash flow from (used in) financing activities:
Borrowings of debt	545.0	1,150.0	470.7
Repayments of debt	(805.0)	(1,180.6)	(510.0)
Repurchase of common stock (net)	(351.3)	(496.1)	(356.1)
Dividends paid on common stock	(44.9)	(64.4)	(65.3)
Distributions to non-controlling interests	(352.2)	(370.5)	(347.9)
Affiliate equity repurchases and issuances (net)	(165.7)	(113.7)	(135.5)
Subscriptions to consolidated Affiliate sponsored investment products, net of redemptions	2.7	132.8	19.0
Other financing items	(18.3)	(40.6)	(9.6)
Cash flow used in financing activities	(1,189.7)	(983.1)	(934.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	14.2	(10.1)	8.7
Net increase (decrease) in cash and cash equivalents	8.7	129.2	(21.3)
Cash and cash equivalents at beginning of period	430.8	439.5	565.5
Effect of deconsolidation of Affiliates and Affiliate sponsored investment products	—	(3.2)	(4.6)
Cash and cash equivalents at end of period	$439.5	$565.5	$539.6
Supplemental disclosure of cash flow information:
Interest paid	$82.1	$76.9	$84.1
Income taxes paid	165.0	160.2	102.7
Lease liabilities paid	—	—	35.4
Supplemental disclosure of non-cash financing activities:
Payables recorded for Affiliate equity repurchases	47.3	36.2	19.8
Payables recorded for share repurchases	23.1	6.9	10.6
Stock issued upon vesting of restricted stock units	59.3	4.7	32.7
Stock received for tax withholdings on share-based payments	20.0	14.7	6.4
Stock received for the exercise of stock options	30.2	4.1	—
Right-of-use assets obtained in exchange for new operating leases	—	—	189.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

(a)	Organization and Nature of Operations
Affiliated Managers Group, Inc. (“AMG” or the “Company”) is a global asset management company with equity investments in high-quality boutique investment management firms, referred to as “Affiliates.” The Company’s Affiliates provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. The Company operates in one segment, global asset management.
Each of the Company’s Affiliates operates through distinct legal entities, which affords the Company the flexibility to design a separate operating agreement for each Affiliate. Each operating agreement reflects the specific terms of the Company’s economic participation in the Affiliate, which, in each case, uses a “structured partnership interest.”
For a majority of Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to the Company and Affiliate management, while using the remainder of its revenue for operating expenses and for distributions to Affiliate management. The Company and Affiliate management, therefore, participate in any increase or decrease in revenue and only Affiliate management participates in any increase or decrease in expenses. Under these structured partnership interests, the Company’s contractual share of revenue generally has priority over distributions to Affiliate management. For other Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue less agreed-upon expenses.

(b)	Basis of Presentation and Use of Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. All intercompany balances and transactions have been eliminated. Reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

(c)	Principles of Consolidation

In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliates and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently, and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE, which, for the Company, are Affiliate investments structured as partnerships (or similar entities) where the Company is a limited partner and lacks substantive kick-out or substantive participation rights over the general partner. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

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

The Company consolidates VIEs when it is the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Substantially all of the Company’s

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated Affiliates considered VIEs are controlled because the Company holds a majority of the voting interests or it is the managing member or general partner. Furthermore, an Affiliate’s assets can be used for purposes other than the settlement of the respective Affiliate’s obligations. The Company applies the equity method of accounting to VIEs where the Company is not the primary beneficiary, but has the ability to exercise significant influence over operating and financial matters of the VIE. See Note 4.
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
The Company periodically performs assessments to determine if fair value may have declined below related carrying value for its Affiliates accounted for under the equity method for a period that the Company considers to be other-than temporary. Where the Company believes that such declines may have occurred, the Company determines the amount of impairment using valuation methods, such as discounted cash flow techniques. Impairments are recorded as an expense in Equity method income (loss) (net) to reduce the carrying value of the Affiliate to its fair value.
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

(d)	Cash and Cash Equivalents

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Realized and unrealized gains or losses on investments in marketable securities are reported within Investment and other income. Realized gains and losses are recorded on the trade date on a specific identified basis, except for consolidated Affiliate sponsored investment products, which use an average cost basis.

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

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and

Level 3 - Prices that reflect the Company’s own assumptions concerning unobservable inputs to the valuation model. In these valuation models, the Company is required to make judgments about growth rates of assets under management, client attrition, asset and performance based fee rates and expenses. These valuation models also require judgments about tax benefits, credit risk, interest rates, tax rates, discount rates and discounts for lack of marketability. These inputs require significant management judgment and reflect the Company’s assumptions that the Company believes market participants would use in pricing the asset or liability.

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
The Company has determined that certain of its acquired client relationships meet the criteria to be considered indefinite-lived assets because the Company expects the contracts to be renewed annually and, therefore, the cash flows generated by these contracts to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead assesses these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived acquired client relationship may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred that indicate that the indefinite life criteria are no longer met.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has determined that certain of its acquired client relationships meet the criteria to be considered definite-lived assets, including investment advisory contracts between our Affiliates and their underlying investors, and are amortized over their expected period of economic benefit. The expected period of economic benefit of definite-lived acquired client relationships is a judgment based on the historical and projected attrition rates of each Affiliate’s existing clients, and other factors that may influence the expected future economic benefit the Company will derive from these relationships. The expected lives of definite-lived acquired client relationships are analyzed annually or more frequently whenever events or circumstances have occurred that indicate the expected period of economic benefit may no longer be appropriate.
The Company assesses for the possible impairment of indefinite and definite-lived acquired client relationships annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such indicators exist, the Company considers various qualitative and quantitative factors (including market multiples) to determine if the fair value of each asset is greater than its carrying value. If the carrying value is greater than the fair value, an expense would be recorded in Intangible amortization and impairments in the Consolidated Statements of Income to reduce the carrying value of the asset to fair value.
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized. Goodwill is not amortized, but is instead reviewed for impairment. The Company performs an impairment assessment annually or more frequently whenever events or circumstances occur indicating that the carrying value of its single reporting unit is in excess of its fair value. In this assessment, the Company typically measures the fair value of our reporting unit using various qualitative and quantitative factors (including the Company’s market capitalization and market multiples for asset management businesses). If a potential impairment is more-likely-than-not, then the Company will perform a single step assessment with any excess of carrying value over fair value recorded as an expense in Intangible amortization and impairments.

(i)	Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from three years to ten years. Computer software developed or obtained for internal use is amortized over the estimated useful life of the software, generally three years to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Buildings are amortized over their expected useful lives, generally not to exceed 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land and artwork are not depreciated; artwork is included in Other assets on the Consolidated Balance Sheets.

(j)	Leases

In the first quarter of 2019, the Company and its consolidated Affiliates adopted Accounting Standard Update (“ASU”) 2016-02, Leases (and related ASUs), using a modified retrospective method and, as a result, recorded a lease liability of $190.8 million and after certain reclassifications, primarily related to accrued lease payments and unamortized lease incentives, a right-of-use asset of $163.6 million. Additionally, the Company elected the transition practical expedients provided by ASU 2016-02, which allowed the Company to carry forward its historical lease classification.

Leases are classified as either operating leases or finance leases. The Company and its Affiliates currently lease office space and equipment primarily under operating lease arrangements.  As these leases expire, it is expected that, in the normal course of business, they will be renewed or replaced.  Whether a lease is classified as an operating lease or a finance lease, the Company and its Affiliates must record a right-of-use asset and a lease liability at the commencement date of the lease, other than for leases with an initial term of 12 months or less. As permitted under ASU 2016-02, the Company and its Affiliates elect not to record short-term leases with an initial lease term less than 12 months on the Company’s Consolidated Balance Sheets. Right-of-use assets and lease liabilities are reported in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets. A lease liability is initially and subsequently reported at the present value of the outstanding lease payments determined by discounting those lease payments over the remaining lease term using the incremental borrowing rate of the legal entity entering into the lease as of the commencement date.  A right-of-use asset is initially reported at the present value of the corresponding lease liability plus any prepaid lease payments and initial direct costs of entering into the lease, and reduced by any lease incentives. Subsequently, a right-of-use asset is reported at the present value of the lease liability adjusted for any prepaid or accrued lease payments, remaining balances of any lease incentives received, unamortized initial direct costs of entering into the lease and any impairments of the right-of-use asset.  The Company and its Affiliates test for possible impairments of right-of-use assets annually or more frequently whenever events or changes in circumstances indicate that the carrying value of a right-of-use asset may exceed its fair value.  If the carrying value of the right-of-use asset exceeds its fair

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value, then the carrying value of the right-of-use asset is reduced to its fair value and the expense is recorded in Other expenses (net) on the Consolidated Statements of Income. Subsequent to an impairment, the carrying value of the right-of-use asset is amortized on a straight-line basis over the remaining lease term.

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

The Company and its Affiliates combine lease and non-lease components for their office space leases and separate non-lease components for their equipment leases in calculating their lease liabilities. Sublease income is reported in Investment and other income.

(k)	Issuance Costs
Issuance costs related to the Company’s senior bank debt are amortized over the remaining term of the senior unsecured multicurrency revolving credit facility (the “revolver”) and the senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”), which approximates the effective interest method.  Issuance costs associated with the revolver are included in Other assets. Issuance costs associated with the term loan are included as a reduction of the related debt balance. Issuance costs associated with the Company’s senior notes, junior subordinated notes and junior convertible securities are amortized over the expected term of the security, and are included as a reduction of Debt in the Consolidated Balance Sheets. The expense resulting from the amortization of these issuance costs is reported in Interest expense in the Consolidated Statements of Income.

(l)	Derivative Financial Instruments

The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates and markets. The Company records derivatives in the Consolidated Balance Sheets at fair value. If the Company’s or its Affiliates’ derivative financial instruments do not qualify as cash flow, net investment or fair value hedges, changes in the fair value of the derivatives are recorded as a gain or loss in Investment and other income.

If the Company’s or its Affiliates’ derivative financial instruments qualify as cash flow or net investment hedges, the effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss) as a separate component of stockholders’ equity and reclassified to earnings with the hedged item. For cash flow hedges, hedge effectiveness is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item. For net investment hedges, hedge effectiveness is measured using the spot rate method. For fair value hedges, the entire change in the fair value of the hedging instrument is presented in earnings with the hedged item, unless the changes in fair value are not equal, which would result in hedge ineffectiveness which is presented in Investment and other income. Changes in the fair values of the effective net investment hedges are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. The Company assesses hedge effectiveness on a quarterly basis.

Changes in fair value of a hedging instrument that are excluded from the assessment of hedge effectiveness, also known as excluded components, are recorded in earnings and amortized on a straight-line basis over the respective period of the contracts as a reduction to Interest expense.

(m)	Revenue Recognition

Consolidated revenue primarily represents asset and performance based fees earned by the Company and its Affiliates for managing the assets of clients. Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services. Investment management, broker-dealer and administrative services are performed and consumed simultaneously and, therefore, the Company recognizes these asset based fees ratably over time. Substantially all the Company’s asset based fees for services are based on the value of client assets over

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time, which are typically determined using observable market data. Services may be invoiced in advance or in arrears and are payable upon receipt. Any asset based fees collected in advance are deferred and recognized as the services are performed and consumed. Consolidated revenue recognized by the Company is adjusted for any expense reimbursement arrangements.

Performance based fees, including carried interests, are recognized only upon the satisfaction of performance obligations, the resolution of any constraints, which include exceeding performance benchmarks or hurdle rates that may extend over one or more reporting periods, and when it is improbable that there will be a significant reversal in the amount of revenue recognized. As a result, any performance based fees or carried interest recognized in the current reporting period may relate to performance obligations satisfied in a previous reporting period.

The Company and its Affiliates have contractual arrangements with third parties to provide distribution-related services. Fees received and expenses incurred under these arrangements are primarily based on the value of client assets over time. Distribution-related fees are presented in Consolidated revenue gross of any related expenses when the Company and its Affiliates are the principal in their role as primary obligor under their distribution-related services arrangements. Distribution-related expenses are presented within Selling, general and administrative expenses in the Consolidated Statements of Income.

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
The Company periodically enters into contingent payment arrangements in connection with its investments in Affiliates. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain specified financial targets are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time the investment in an Affiliate is consummated and records a liability in Other liabilities. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company’s expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Gains and losses resulting from changes to expected payments are reflected in Other expenses (net) and the accretion of these obligations to their expected payment amounts are reflected within Interest expense. For Affiliates accounted for under the equity method of accounting, the Company records a liability in Payables and accrued liabilities when a payment becomes probable, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates (net).

(o)	Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial reporting bases of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in Income tax expense in the period when the change is enacted.
The Company regularly assesses the recoverability of its deferred income tax assets to determine whether these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations. If the Company determines it would not be able to realize its deferred tax assets, it records a valuation allowance to reflect the deferred tax assets at their current value. The recording of adjustments to the valuation allowance will increase or decrease Income tax expense.
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
The Company had junior convertible securities outstanding during the periods presented and is required to apply the if-converted method to these securities in its calculation of Earnings per share (diluted). Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company’s common stock at that time. For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.

(s)	Share-Based Compensation Plans

The Company recognizes expenses for all share-based compensation arrangements based on the number of awards expected to vest.  The expense for awards without performance conditions is recognized on a straight-line basis over the requisite service period, including grants that are subject to graded vesting. The Company recognizes expenses for all other arrangements on a straight-line basis for each separately vesting portion of the award.
Tax windfalls or shortfalls are recorded in Income tax expense and have been classified as operating activities in the Consolidated Statements of Cash Flows. Taxes paid by the Company when it withholds shares to satisfy tax withholding obligations are classified as a financing activity in the Consolidated Statements of Cash Flows.

(t)	Recent Accounting Developments

Effective January 1, 2019, the Company adopted the following ASUs:

•	ASU 2016-02, Leases (and related ASUs);

•	ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; and

•	ASU 2014-09, Revenue from Contracts with Customers (and related ASUs, effective for the Company’s Affiliates accounted for under the equity method)

While the Company and its consolidated Affiliates adopted ASU 2016-02 (and related ASUs) on January 1, 2019, the standard is effective for the Company’s equity method Affiliates for interim and annual periods beginning after December 15,

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020. The Company does not expect the adoption of this standard by its equity method investments to have a significant impact to its Consolidated Financial Statements.

2.	Investments in Marketable Securities
The following is a summary of the cost, gross unrealized gains, unrealized losses and fair value of Investments in marketable securities:

	December 31,
	2018	2019
Cost	$126.8	$57.9
Unrealized gains	1.1	2.1
Unrealized losses	(8.6)	(0.6)
Fair value	$119.3	$59.4
For the years ended December 31, 2018 and 2019, the Company received proceeds of $81.4 million and $38.0 million, respectively, from the sale of investments in marketable securities and recorded net gains of $6.9 million and $1.1 million, respectively.
As of December 31, 2018 and 2019, Investments in marketable securities includes consolidated Affiliate sponsored investment products with fair values of $105.1 million and $38.1 million, respectively.

3.	Other Investments
Other investments consist of investments in funds advised by the Company’s Affiliates that are carried at net asset value (“NAV”) as a practical expedient. The income or loss related to these investments is recorded in Investment and other income. See Note 8.

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

Substantially all of the Company’s consolidated Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2018		December 31, 2019
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,102.9	$2,277.8	$1,141.4	$1,843.0

As of December 31, 2018 and 2019, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,791.0 million and $2,195.6 million, respectively, including Affiliates accounted for under the equity method considered VREs of $513.2 million and $352.6 million, respectively.

Affiliate Sponsored Investment Products

The Company’s carrying value, and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliate’s interest in the unconsolidated net assets of the respective products. The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maximum exposure to loss, were as follows:

	December 31, 2018		December 31, 2019
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,216.5	$1.1	$2,282.1	$0.9

5.	Debt
The following table summarizes the Company’s Debt:

	December 31,
	2018	2019
Senior bank debt	$779.7	$449.7
Senior notes	742.5	743.8
Junior convertible securities	307.4	310.6
Junior subordinated notes	—	289.7
Debt	$1,829.6	$1,793.8

Long-term debt is carried at amortized cost. Unamortized discounts and debt issuance costs related to long-term debt are presented in the Consolidated Balance Sheets as an adjustment to the carrying value of the associated long-term debt. As of December 31, 2019, Debt with a par value of $450.0 million and $400.0 million matures in 2023 and 2024, respectively.
Senior Bank Debt
In 2019, the Company amended and restated its existing credit facilities to provide for a $1.25 billion senior unsecured multicurrency revolving credit facility and a $450.0 million senior unsecured term loan facility. The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. As of December 31, 2019, the interest rate for the Company’s outstanding borrowings under the credit facilities was LIBOR plus 0.875%.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default.
As of December 31, 2018, the Company had outstanding borrowings under the revolver of $330.0 million, and the weighted-average interest rate on outstanding borrowings was 3.92%. As of December 31, 2019, the Company had no outstanding borrowings under the revolver. As of December 31, 2018 and 2019, the Company had outstanding borrowings under the term loan of $450.0 million, and the weighted-average interest rate on outstanding borrowings was 3.33% and 2.66%, respectively. The Company pays commitment fees on the unused portion of its revolver. For the years ended December 31, 2018 and 2019, these fees amounted to $1.6 million and $1.5 million, respectively.
Senior Notes and Junior Subordinated Notes
As of December 31, 2019, the Company had senior notes and junior subordinated notes outstanding. The carrying value of the senior notes and junior subordinated notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.

The principal terms of the senior notes and junior subordinated notes were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2024 Senior Notes	2025 Senior Notes	2059 Junior Subordinated Notes
Issue date	February 2014	February 2015	March 2019
Maturity date	February 2024	August 2025	March 2059
Par value (in millions)	$400.0	$350.0	$300.0
Stated coupon	4.25%	3.50%	5.875%
Coupon frequency	Semi-annually	Semi-annually	Quarterly(3)
Potential call date	Any time(1)	Any time(1)	March 2024(2)
Call price	As defined(1)	As defined(1)	As defined(2)
Listing	N.A.	N.A.	NYSE
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

(2)
The junior subordinated notes may be redeemed at any time, in whole or in part, on or after March 30, 2024, at 100% of the principal amount of the notes being redeemed plus any accrued and unpaid interest thereon.  Prior to March 30, 2024, the junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the junior subordinated notes.

(3)	The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.

As of December 31, 2019, the effective interest rates of the 2024 senior notes, the 2025 senior notes and the 2059 junior subordinated notes were 4.42%, 3.66% and 5.96%, respectively.
Junior Convertible Securities
The following table summarizes the Company’s junior convertible trust preferred securities outstanding (the “junior convertible securities”). The carrying value and principal amount at maturity of the junior convertible securities were as follows:

	December 31, 2018		December 31, 2019
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
Junior convertible securities(1)	$312.5	$430.8	$315.4	$430.8
__________________________

(1)	The carrying value is accreted to the principal amount at maturity over a remaining life of 18 years.

The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash. Holders of the junior convertible securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of common stock, or a combination thereof, at the Company’s election. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. These deductions will generate annual deferred tax liabilities of $8.4 million. These deferred tax liabilities will be reclassified directly to stockholders’ equity if the Company’s common stock is trading above certain thresholds at the time of the conversion of the securities. In August 2019, in accordance with the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convertible securities indenture, the Company adjusted the conversion rate of the junior convertible securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share of common stock. The adjustment was the result of the Company’s cumulative declared dividends on its common stock since the prior adjustment. The Company may redeem the junior convertible securities if the closing price of its common stock exceeds $254.10 per share for 20 trading days in a period of 30 consecutive trading days.

6.	Derivative Financial Instruments
The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates and markets.

In 2018, the Company entered into two separate pound sterling-denominated forward foreign currency contracts (the “forward contracts”) with a large financial institution (the “counterparty”). Concurrent to entering into each of the forward contracts, the Company also entered into two separate collar contracts (the “collar contracts”) with the same counterparty for the same notional amounts and expiration dates as each of the forward contracts. Under one of the forward contracts, the Company will deliver £325.3 million for $450.0 million in June 2021 and under the other forward contract, the Company will deliver £285.8 million for $400.0 million in February 2024. Under the collar contract expiring in 2021, the Company sold a put option with a lower strike price of 1.318 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.448 U.S. dollars per one pound sterling. Under the collar contract expiring in 2024, the Company sold a put option with a lower strike price of 1.288 U.S. dollars per one pound sterling and purchased a call option with an upper strike price of 1.535 U.S. dollars per one pound sterling.

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

Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign currency exchange rate movements, which were not significant for the years ended December 31, 2018 and 2019, respectively.

The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2018		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$32.0	$(1.4)	$23.8	$(1.0)
Put options	—	(60.3)	—	(31.0)
Call options	34.1	—	15.1	—
Total	$66.1	$(61.7)	$38.9	$(32.0)

The Company’s forward contracts and collar contracts with the counterparty are governed by an International Swaps and Derivative Association Master Agreement, which provides for legally enforceable rights to set-off.  Given the contracts include this set-off right, the Company’s forward contracts and collar contracts were presented on a net basis in Other assets and were $4.9 million and $5.6 million, as of December 31, 2018 and 2019, respectively. Certain of the Company’s consolidated Affiliates have entered into contracts that do not have set-off rights and are, therefore, presented on a gross basis in Other assets and Other liabilities and were $0.9 million and $1.4 million, respectively, as of December 31, 2018, and $2.2 million and $1.0 million, respectively, as of December 31, 2019.
The following table summarizes the effect of the derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income. For the year ended December 31, 2017, the Company and its Affiliates did not have any significant derivative financial instruments.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31,
	2018			2019
	Gain (Loss) Recorded in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recorded in Earnings from Excluded Components(1)	Gain (Loss) Recorded in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Income into Earnings	Gain Recorded in Earnings from Excluded Components(1)
Forward contracts	$27.2	$(0.1)	$3.8	$(21.7)	$0.5	$13.9
Put options	(17.8)	—	—	29.3	—	—
Call options	(8.4)	—	—	(19.0)	—	—
Total	$1.0	$(0.1)	$3.8	$(11.4)	$0.5	$13.9
__________________________
(1) The excluded components of the forward contracts are recorded in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense.
The terms of the Company’s forward contracts and collar contracts require the Company and the counterparty to post cash collateral in certain circumstances throughout the duration of the contracts. As of December 31, 2018 and 2019, the Company held $3.1 million and $8.7 million of cash collateral from the counterparty, respectively, and the counterparty held $28.0 million and no cash collateral from the Company, respectively.

The Company also actively monitors its counterparty credit risk related to derivative financial instruments.  The Company’s derivative contracts include provisions to protect against counterparty rating downgrades, which, in certain cases, may give the Company a termination right.  The Company considers set-off rights and counterparty credit risk in the valuation of its positions and recognizes a credit valuation adjustment as appropriate.  The Company’s forward contracts and collar contracts include contingent features that could give rise to termination rights, if certain specified rating downgrades were to occur. As of December 31, 2019, there were no derivative arrangements with a contingent feature that were in a net liability position.

7.	Commitments and Contingencies
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2019, these unfunded commitments were $127.2 million and may be called in future periods.
As of December 31, 2019, the Company was contingently liable to make payments of $150.0 million through 2021 and $40.0 million through 2022, related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method. As of December 31, 2019, the Company expected to make payments of approximately $25 million. The Company expected to make no payments in 2020.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 18. In connection with one of the Company’s investments in an Affiliate, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. In the fourth quarter of 2019, the Company was notified by the minority owner that it had elected to sell a 5% ownership interest in the Affiliate to the Company. The transaction is expected to be completed during the first half of 2020; however, the Company cannot currently predict the amount that may be paid to settle this commitment. If the Company acquires the minority owner’s interest, it will continue to account for the Affiliate under the equity method.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2018
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$119.3	$119.3	$—	$—
Derivative financial instruments(1)	5.8	—	5.8	—
Financial Liabilities(2)
Contingent payment arrangements	$1.9	$—	$—	$1.9
Affiliate equity repurchase obligations	36.2	—	—	36.2
Derivative financial instruments	1.4	—	1.4	—

		Fair Value Measurements
	December 31, 2019
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$59.4	$24.4	$35.0	$—
Derivative financial instruments(1)	7.9	—	7.9	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$19.8	$—	$—	$19.8
Derivative financial instruments	1.0	—	1.0	—
__________________________

(1)	Amounts are presented within Other assets.

(2)	Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities
The following table presents the changes in level 3 liabilities:

	For the Years Ended December 31,
	2018		2019
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$9.4	$49.2	$1.9	$36.2
Net realized and unrealized losses(1)	1.3	—	0.1	0.1
Purchases and issuances(2)	—	105.4	—	118.6
Settlements and reductions	(8.8)	(118.4)	(2.0)	(135.1)
Balance, end of period	$1.9	$36.2	$—	$19.8

Net change in unrealized losses relating to instruments still held at the reporting date	$0.2	$—	$—	$—
__________________________

(1)	Accretion expense for these arrangements is recorded in Interest expense.

(2)	Includes transfers from Redeemable non-controlling interests.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s recurring level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2018			December 31, 2019
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment arrangements	Discounted cash flow	Growth rates(2)	$1.9	7%	7%	$—	—	—
		Discount rates		15%	15%		—	—
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates(2)	36.2	(4)% - 9%	3%	19.8	(9)% - 7%	5%
		Discount rates		14% - 16%	15%		14% - 17%	15%
__________________________

(1)	Calculated by comparing the relative fair value of an arrangement or obligation to its respective total.

(2)	Represents growth rates of asset and performance based fees.
Contingent payment arrangements represents the present value of the expected future settlement amounts related to the Company’s investments in consolidated Affiliates.
Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of December 31, 2019, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
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

	December 31, 2018		December 31, 2019
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity(1)	$193.2	$131.0	$203.3	$127.2
Other funds(2)	7.9	—	8.5	—
Other investments(3)	$201.1	$131.0	$211.8	$127.2
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

(3)	Fair value attributable to the controlling interest was $123.2 million and $137.6 million as of December 31, 2018 and 2019, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of the credit facilities approximates fair value because the credit facilities have variable interest based on selected short-term rates. The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2018		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$746.2	$747.5	$746.8	$797.4	Level 2
Junior convertible securities	312.5	391.5	315.4	415.7	Level 2
Junior subordinated notes	—	—	290.7	327.7	Level 2

9.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

	Goodwill
	2018	2019
Balance, beginning of period	$2,662.5	$2,633.4
Foreign currency translation	(29.1)	18.3
Balance, end of period	$2,633.4	$2,651.7

As of September 30, 2019, the Company completed its impairment assessment on goodwill and no impairment was indicated.

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2017	$1,295.5	$(874.5)	$421.0	$1,028.7	$1,449.7
Intangible amortization and impairments	—	(114.4)	(114.4)	(0.4)	(114.8)
Foreign currency translation	(3.0)	—	(3.0)	(22.0)	(25.0)
Balance, as of December 31, 2018	$1,292.5	$(988.9)	$303.6	$1,006.3	$1,309.9
Intangible amortization and impairments	—	(93.4)	(93.4)	(51.1)	(144.5)
Foreign currency translation	(0.4)	—	(0.4)	17.0	16.6
Transfers(1)	(36.1)	36.1	—	—	—
Balance, as of December 31, 2019	$1,256.0	$(1,046.2)	$209.8	$972.2	$1,182.0
__________________________

(1)	Transfers includes acquired client relationships at Affiliates that were deconsolidated during the period.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense in Intangible amortization and impairments for these relationships of $86.4 million, $114.4 million and $93.4 million for the years ended December 31, 2017, 2018 and 2019, respectively. Based on relationships existing as of December 31, 2019, the Company estimates that its consolidated annual amortization expense will be approximately $60 million in 2020, approximately $30 million in each of 2021, 2022 and 2023, and approximately $20 million in 2024.
In the fourth quarter of 2019, the Company completed its impairment assessment of its indefinite-lived acquired client relationships and determined that the fair value of an indefinite-lived acquired client relationship at one of its Affiliates had declined below its carrying value. Accordingly, the Company recorded an expense in Intangible amortization and impairments of $35.0 million ($31.2 million attributable to the controlling interest) to reduce the carrying value to fair value of the asset. The decline in the fair value was a result of a projected decline in assets under management that decreased the forecasted revenue associated with the asset. The fair value of the asset was determined using a discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of (9)% for assets under management, discount rate of 14.5% for

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset based fees, and a market participant tax rate of 25%. No other impairments of indefinite-lived acquired client relationships were indicated.
In addition, the Company recorded an expense in Intangible amortization and impairments of $16.1 million to reduce the carrying value to zero of certain indefinite-lived acquired client relationships due to the closure of certain retail investment products on its U.S. retail distribution platform.

10.	Equity Method Investments in Affiliates
In July 2019, the Company completed a minority investment in Garda Capital Partners LP. The Company’s purchase price allocation was measured using financial models that included assumptions of expected market performance, net client cash flows and discount rates. The majority of the consideration paid is deductible for U.S. tax purposes over a 15 year life.
The following table presents the change in Equity method investments in Affiliates (net):

	Equity Method Investments in Affiliates (Net)
	2018	2019
Balance, beginning of period	$3,304.7	$2,791.0
Earnings	370.6	289.4
Intangible amortization and impairments	(370.8)	(627.4)
Distributions of earnings	(466.3)	(252.4)
Foreign currency translation	(34.5)	(40.0)
Investments in Affiliates	7.3	162.3
Divestments of Affiliates	—	(117.7)
Other	(20.0)	(9.6)
Balance, end of period	$2,791.0	$2,195.6

Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recorded amortization expense for these relationships of $106.1 million, $97.5 million and $142.4 million, respectively, for the years ended December 31, 2017, 2018 and 2019. Based on relationships existing as of December 31, 2019, the Company estimates the annual amortization expense attributable to its Affiliates will be approximately $130 million in 2020 and approximately $75 million in each of 2021, 2022, 2023 and 2024.
In the second quarter of 2018, the Company recorded a $33.3 million expense to reduce the carrying value to zero of an Affiliate as the business was in liquidation.

In the fourth quarter of 2018, the Company recorded a $240.0 million expense to reduce the carrying value to fair value of an Affiliate. The decline in the fair value of the Affiliate was due to a decline in assets under management as a result of client redemptions, coupled with recent negative investment returns, which resulted in the decrease of forecasted performance based fees. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement that included a projected future growth rate of 2.5%, discount rates of 11.0% and 20.0% for asset and performance based fees, respectively, and a market participant tax rate of 25.0%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.

In connection with one of the Company’s investments in an Affiliate, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. In the second quarter of 2019, the minority owner elected to sell a 5% ownership interest in the Affiliate to the Company for $25.7 million, which settled during the year. In the fourth quarter of 2019, the Company was notified by the minority owner that it had elected to sell an additional 5% ownership interest in the Affiliate to the Company, which is expected to be completed in the first half of 2020. As of December 31, 2019, the minority owner maintains a 14% interest in the Affiliate.

In the first quarter of 2019, the Company recorded a $415.0 million expense to reduce the carrying value to fair value of an Affiliate. A series of precipitating events led the Company to conclude in March 2019 that the growth expectations of the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Affiliate had declined significantly, which the Company determined constituted a triggering event. The Affiliate’s flagship product had underperformed. The cumulative effect of associated redemptions and scaled-down fundraising expectations reduced expected asset and performance based fees and operating margin at the Affiliate. This led to a significant decrease in projected operating cash flows available to fund the Affiliate’s growth strategy, prompting a change in the strategic objectives of the Affiliate, including exiting the systematic equity business and reducing the number of new investment strategies being pursued. The Company determined that the estimated fair value of the Affiliate had declined meaningfully. Therefore, the Company performed a valuation to determine whether the fair value of the Affiliate had declined below its carrying value. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that included a projected compounded asset based fee growth over the first five years of (13)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary. Subsequently, the Company sold its interest in the Affiliate on October 1, 2019, and the Company recorded no significant gain or loss on the transaction.
In the third quarter of 2019, the Company recorded a $10.0 million expense to reduce the carrying value to fair value of another Affiliate. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of (20)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
In the fourth quarter of 2019, the Company recorded a $60.0 million expense to reduce the carrying value to fair value of an additional Affiliate. The decline in the fair value was a result of a decline in assets under management and a reduction in projected growth, which decreased the forecasted revenue associated with the investment. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of 9% for assets under management, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.

The Company completed its other annual evaluations of equity method investments in Affiliates as of December 31, 2019, and no other impairments were indicated.
The following table presents summarized financial information for Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2017	2018	2019
Revenue(1)	$3,126.3	$3,231.7	$2,760.9
Net income(1)	2,182.7	1,286.1	1,061.3

	December 31,
	2018	2019
Assets	$2,730.4	$2,718.5
Liabilities and Non-controlling interests	1,235.1	1,212.7
__________________________

(1)
Revenue and net income include asset and performance based fees, the impact of consolidated sponsored investment products and investments in new Affiliates for the full-year, regardless of the date of the Company’s investment.

The Company’s share of undistributed earnings from equity method investments is recorded in Equity method investments in Affiliates (net) and was $115.0 million as of December 31, 2019.
Under Rule 3-09 of Regulation S-X, the Company determined that one of its Affiliates accounted for under the equity method was significant for the years ended December 31, 2017 and 2018, and was not significant for the year ended December 31, 2019. This Affiliate reported revenue and net income of $844.8 million and $228.5 million, respectively, for the year ended December 31, 2019. This Affiliate’s total assets and total liabilities were $392.9 million and $299.8 million, respectively, as of December 31, 2019. This Affiliate’s cash flows from operating activities, cash flows used in investing activities and cash flows

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

used in financing activities were $308.7 million, $7.4 million and $313.1 million, respectively, for the year ended December 31, 2019.

11.	Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements.  The following table presents total lease costs (net):

For the Year Ended December 31, 2019
Operating lease costs	$41.7
Short-term lease costs	2.1
Variable lease costs	0.1
Sublease income	(4.4)
Total lease costs (net)	$39.5

For the year ended December 31, 2019, new right-of-use assets obtained in exchange for lease liabilities were $26.1 million. As of December 31, 2019, the Company’s and its Affiliates’ weighted average operating lease term was eight years and the weighted average operating lease discount rate was 4%.
As of December 31, 2019, the maturity of lease liabilities were as follows:

Year	Operating Leases
2020	$38.9
2021	38.3
2022	31.4
2023	26.7
2024	21.1
Thereafter	82.4
Total undiscounted lease liabilities	$238.8
__________________________

(1)
Total undiscounted lease liabilities were $50.4 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting. Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.

In connection with the Company’s adoption of ASU 2016-02, the Company was not required to, and did not, update prior period disclosures from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Company’s reported aggregate required minimum payments for operating leases having initial or non-cancelable lease terms greater than one year under the old standard as of December 31, 2018 were as follows:

Year	Required Minimum Payments
2019	$35.5
2020	36.9
2021	34.8
2022	27.7
2023	23.4
Thereafter	75.2

Consolidated rent expense for 2017, 2018 and 2019 was $37.5 million, $40.5 million and $45.3 million, respectively, including an $8.1 million expense to reduce the carrying value to fair value of certain of the Company’s right-of-use assets

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to a reduction in leased office space in the fourth quarter of 2019. The fair values of the right-of-use assets were determined using a discounted cash flow analysis, a Level 3 fair value measurement that included market rental rates ranging from $13 to $68 per square foot (weighted-average of $46 per square foot), weighted-average discount rates ranging from 3.3% to 5.5% and a market participant tax rate of 25%. No other impairments of right-of-use assets were indicated.

12.	Fixed Assets
Fixed assets (net) consisted of the following:

	December 31,
	2018	2019
Building and leasehold improvements	$117.8	$116.3
Software	51.0	52.6
Equipment	42.3	43.0
Furniture and fixtures	21.0	21.3
Land, improvements and other	18.6	17.9
Fixed assets, at cost	250.7	251.1
Accumulated depreciation and amortization	(146.4)	(158.8)
Fixed assets (net)	$104.3	$92.3

13.	Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2018	2019
Accrued compensation	$463.2	$421.5
Other	283.4	213.1
Payables and accrued liabilities	$746.6	$634.6

14.	Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented in Other liabilities and were $49.7 million and $38.5 million as of December 31, 2018 and 2019, respectively.
The Company and its Affiliates earn asset and performance based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. In addition, Affiliate management owners and the Company’s officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees.
The Company has related party transactions in association with its Affiliate equity transactions, as more fully described in Notes 17 and 18.
The Company’s executive officers and directors may invest from time to time in funds advised by its Affiliates on substantially the same terms as other investors.

15.	Stockholders’ Equity
Common Stock
The Company is authorized to issue up to 150.0 million shares of voting common stock and 3.0 million shares of class B non-voting common stock. The Company is party to an equity distribution program under which the Company may sell shares of its common stock.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Board of Directors authorized share repurchase programs in October 2019, January 2019 and January 2018, authorizing the Company to repurchase up to 6.0 million, 3.3 million and 3.4 million shares of its common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of December 31, 2019, there were a total of 6.9 million shares available for repurchase under the Company’s October 2019 and January 2019 share repurchase programs, and no shares remained under the January 2018 program.
The following is a summary of the Company’s share repurchase activity:

Year	Shares Repurchased	Average Price
2017	2.4	$173.19
2018	3.3	150.31
2019	4.1	88.73

Equity Distribution Program
The Company entered into equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2019, no sales had occurred under the equity distribution program.
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

16.	Share-Based Compensation
Share-Based Incentive Plans
The Company has established various plans under which it is authorized to grant restricted stock, restricted stock units, stock options and stock appreciation rights. The Company may also grant cash awards that can be notionally invested in one or more specified measurement funds, including the Company’s common stock. Awards granted under the Company’s share-based incentive plans typically participate in any dividends declared, but such amounts are deferred until delivery of the shares and are forfeitable if the requisite service is not satisfied. Dividends may accrue in cash or may be reinvested in the Company’s common stock.
The total fair value of share-based compensation awards that vested was $59.4 million, $5.9 million and $18.9 million during the years ended December 31, 2017, 2018 and 2019, respectively.
Share-Based Compensation
The following table presents share-based compensation expense:

Year	Share-Based Compensation Expense	Tax Benefit
2017	$40.4	$13.6
2018	44.7	11.2
2019	49.9	8.2

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The excess tax benefit (deficiency) recognized from share-based incentive plans was $10.9 million, $0.7 million and ($3.2) million, respectively, for the years ended December 31, 2017, 2018 and 2019.
As of December 31, 2018, the Company had unrecognized share-based compensation expense of $54.1 million. As of December 31, 2019, the Company had $106.6 million of unrecognized share-based compensation, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units—December 31, 2018	0.6	$172.74
Units granted	0.7	98.48
Units vested	(0.2)	168.95
Units forfeited	(0.0)	145.59
Unvested units—December 31, 2019	1.1	123.70

The Company granted restricted stock unit awards with fair values of $36.9 million, $37.7 million and $59.7 million for the years ended December 31, 2017, 2018 and 2019, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to be delivered. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For certain of the Company’s awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.  For the year ended December 31, 2019, units granted includes a 0.1 million increase in the Company’s estimate of the number of shares expected to vest.
As of December 31, 2019, the Company had 0.2 million shares available for grant under its plans.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2018	0.5	$130.81
Options granted	1.9	74.90
Options exercised	(0.0)	71.49
Options forfeited	(0.1)	121.94
Unexercised options outstanding—December 31, 2019	2.3	85.58	6.0
Exercisable at December 31, 2019	0.4	131.50	3.0

The Company granted stock options with fair values of $0.8 million, $1.0 million and $34.2 million for the years ended December 31, 2017, 2018 and 2019, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For certain of the Company’s awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.  For the year ended December 31, 2019, there were no changes in the Company’s estimate of the number of stock options expected to vest.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2018 and 2019 was $50.8 million, $8.2 million and $0.2 million, respectively. The cash received for stock options exercised was $41.9 million, $9.7 million and $0.9 million during the years

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2017, 2018 and 2019, respectively. As of December 31, 2019, the exercisable stock options outstanding had no intrinsic value and 0.3 million options were available for grant under the Company’s option plans.
The weighted average fair value of stock options was $48.05, $48.64 and $18.36, per option, for the years ended December 31, 2017, 2018 and 2019, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Years Ended December 31,
	2017	2018	2019
Dividend yield	0.5%	0.8%	1.7%
Expected volatility(1)	28.0%	25.5%	29.4%
Risk-free interest rate(2)	2.1%	2.8%	1.5%
Expected life of stock options (in years)(3)	5.7	5.7	5.7
Forfeiture rate	0.0%	0.0%	0.0%
__________________________

(1)	Expected volatility is based on historical and implied volatility.

(2)	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.

(3)	Expected life of options (in years) is based on the Company’s historical and expected exercise behavior.

17.	Redeemable Non-Controlling Interests
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

	Redeemable Non-controlling Interests
	2018	2019
Balance, beginning of period(1)	$811.9	$833.7
Changes attributable to consolidated Affiliate sponsored investment products	51.6	(69.4)
Transfers to Other liabilities	(105.4)	(118.6)
Transfers from Non-controlling interests	44.8	105.0
Changes in redemption value	30.8	166.0
Balance, end of period(1)	$833.7	$916.7

__________________________

(1)
As of December 31, 2018 and 2019, Redeemable non-controlling interests includes consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $91.0 million and $21.6 million, respectively.

18.	Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to Affiliate equity holders (non-controlling interests) were $352.2 million, $370.5 million and $347.9 million for the years ended December 31, 2017, 2018 and 2019, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Affiliate equity interests provide the Company a conditional right to call (on an annual basis following an Affiliate equity holder’s departure) and Affiliate equity holders have a conditional right to put their interests at certain intervals (between five years and 15 years from the date the equity interest is received or on an annual basis following an Affiliate equity holder’s departure). Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The purchase price of these conditional purchases are generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value. The Company, at its option, may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration, and can consent to the transfer of these interests to other individuals or entities.
The Company periodically repurchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and its officers under agreements that provide the Company with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to the Company at certain intervals. The amount of cash paid for repurchases was $174.7 million, $120.0 million and $146.0 million for the years ended December 31, 2017, 2018 and 2019, respectively. The total amount of cash received for issuances was $9.0 million, $6.3 million and $10.5 million for the years ended December 31, 2017, 2018 and 2019, respectively.
Sales and repurchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its consolidated Affiliate partners and its officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity, or repurchased for consideration above the fair value of the equity, the difference is recorded as compensation expense in Compensation and related expenses in the Consolidated Statements of Income over the requisite service period.
The following table presents Affiliate equity compensation expense:

	For the Years Ended December 31,
	2017	2018	2019
Controlling interest	$13.2	$16.7	$9.6
Non-controlling interests	36.8	39.7	30.9
Total	$50.0	$56.4	$40.5

The following table presents unrecognized Affiliate equity compensation expense:

Year	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2017	$33.3	5 years	$95.9	6 years
2018	38.7	5 years	118.3	6 years
2019	40.9	4 years	124.6	6 years

The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period and other related transactions. The total receivable was $16.2 million and $14.8 million as of December 31, 2018 and 2019, respectively, and was included in Other assets. The total payable was $36.2 million and $19.8 million as of December 31, 2018 and 2019, respectively, and was included in Other liabilities.
Effects of Changes in the Company’s Ownership in Affiliates
The Company periodically acquires interests from, and transfers interests to, Affiliate equity holders. Because these transactions do not result in a change of control, any gain or loss related to these transactions is recorded to Additional paid-in capital, which increases or decreases the controlling interest’s equity. No gain or loss related to these transactions is recorded in the Consolidated Statements of Income or the Consolidated Statements of Comprehensive Income.
While the Company presents the current redemption value of Affiliate equity within Redeemable non-controlling interests, with changes in the current redemption value increasing or decreasing the controlling interest’s equity over time, the following table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equity transactions that settled during the applicable periods:

	For the Years Ended December 31,
	2017	2018	2019
Net income (controlling interest)	$689.5	$243.6	$15.7
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(1.0)	(5.0)	(3.1)
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(116.2)	(67.9)	(50.8)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$572.3	$170.7	$(38.2)

19.	Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees. Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service limits. The Company’s consolidated Affiliates have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, have their employees covered under the Company’s plan. In each case, the relevant Affiliate is able to make discretionary contributions for the benefit of its employees, as applicable, that are qualified plan participants, up to Internal Revenue Service limits. Consolidated expenses related to these plans were $20.1 million, $20.8 million and $19.4 million for the years ended December 31, 2017, 2018 and 2019, respectively. The controlling interest’s portion of expenses related to these plans were $3.9 million, $4.8 million and $3.6 million for the years ended December 31, 2017, 2018 and 2019, respectively.

20.	Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests.

The following table presents the consolidated provision for income taxes:

	For the Years Ended December 31,
	2017	2018	2019
Controlling interest:
Current taxes	$173.8	$117.2	$46.5
Intangible-related deferred taxes	(98.5)	79.7	(51.3)
Other deferred taxes	(24.9)	(27.5)	(4.3)
Total controlling interest	50.4	169.4	(9.1)
Non-controlling interests:
Current taxes	$8.2	$12.2	$12.2
Deferred taxes	(0.2)	(0.3)	(0.2)
Total non-controlling interests	8.0	11.9	12.0
Income tax expense	$58.4	$181.3	$2.9
Income before income taxes (controlling interest)	$739.9	$413.0	$6.6
Effective tax rate (controlling interest)(1)	6.8%	41.0%	(137.0)%
__________________________

(1)	Taxes attributable to the controlling interest divided by Income before income taxes (controlling interest).

The consolidated provision for income taxes consisted of the following:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2017	2018	2019
Current:
Federal	$109.0	$52.2	$(18.2)
State	18.9	28.6	(8.8)
Foreign	54.1	48.6	85.7
Total current	182.0	129.4	58.7
Deferred:
Federal	(124.9)	51.3	(23.9)
State	10.4	13.2	3.4
Foreign	(9.1)	(12.6)	(35.3)
Total deferred	(123.6)	51.9	(55.8)
Income tax expense	$58.4	$181.3	$2.9

For financial reporting purposes, Income before income taxes consisted of the following:

	For the Years Ended December 31,
	2017	2018	2019
Domestic	$756.5	$637.3	$152.2
International	310.6	76.3	155.8
	$1,067.1	$713.6	$308.0

The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

	For the Years Ended December 31,
	2017	2018	2019
Statutory U.S. federal tax rate	35.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.7	3.7	3.5
Foreign operations	(5.4)	1.3	(471.2)
Compensation plans	(0.7)	1.6	240.6
Changes in tax laws	(25.2)	—	—
Changes in valuation allowances	0.3	0.0	(107.2)
Unrecognized tax benefits	0.5	0.5	420.4
Affiliate divestments	—	—	(120.4)
Reduction in carrying value of Affiliates	—	13.0	—
Changes in U.S. tax provision to return	(0.0)	(1.0)	(195.7)
Other	(0.4)	0.9	72.0
Effective tax rate (controlling interest)	6.8%	41.0%	(137.0)%
Effect of income from non-controlling interests	(1.3)	(15.6)	137.9
Effective tax rate	5.5%	25.4%	0.9%

The effective tax rate (controlling interest) in 2017 is lower than the marginal tax rate primarily due to a $194.1 million tax benefit due to changes in U.S. tax laws. The effective tax rate (controlling interest) in 2018 is higher than the marginal tax rate primarily due to a $240.0 million expense recorded to reduce the carrying value to fair value of one of the Company’s Affiliates for which the Company did not recognize an income tax benefit. The effective tax rate (controlling interest) in 2019 is lower than the marginal tax rate primarily due to lower Income before income taxes, as a result of increased Intangible amortization and impairments expense, and tax benefits related to an Affiliate divestment.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities. The significant components of the Company’s Deferred income tax liability (net) are as follows:

	December 31,
	2018	2019
Deferred Tax Assets
Deferred compensation	$18.0	$13.8
State net operating loss carryforwards	18.2	15.9
Foreign loss carryforwards	16.7	17.7
Tax benefit of uncertain tax positions	10.9	27.4
Deferred income	8.8	3.0
Lease liabilities	—	12.3
Other	5.1	2.6
Total deferred tax assets	77.7	92.7
Valuation allowance	(24.1)	(16.9)
Deferred tax assets, net of valuation allowance	$53.6	$75.8
Deferred Tax Liabilities
Intangible asset amortization	$(337.1)	$(293.7)
Non-deductible intangible amortization	(141.0)	(110.9)
Junior convertible securities interest	(84.5)	(91.6)
Right-of-use assets	—	(10.3)
Other	(2.6)	(4.1)
Total deferred tax liabilities	(565.2)	(510.6)
Deferred income tax liability (net)(1)	$(511.6)	$(434.8)

__________________________

(1)
As of December 31, 2019, the foreign loss carryforwards of $17.7 million, net of a $2.3 million valuation allowance, are presented in Other assets as they represent a net deferred tax asset position in a foreign jurisdiction.

As of December 31, 2019, the Company had available state net operating loss carryforwards of $245.9 million, a majority of which will expire over ten years to 15 years. As of December 31, 2019, the Company had foreign loss carryforwards of $66.9 million, of which $57.6 million will expire over 20 years and $9.3 million will carry forward indefinitely.

The Company believed it was more-likely-than-not that the benefit from certain state and foreign loss carryforwards would not be fully realized, and, as of December 31, 2019, had valuation allowances of $12.0 million and $2.3 million on the state and foreign loss carryforwards, respectively. For the years ended December 31, 2018 and 2019, there was no change and a $7.2 million reduction in the valuation allowances, respectively.

The Company’s estimates and assumptions regarding the realization of its state and foreign loss carryforwards do not contemplate certain changes in ownership of the Company’s stock which could limit the utilization of these carryforwards.

The Company does not provide for U.S. income taxes on the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries considered permanent in duration. Such amount would generally become taxable upon the repatriation of assets from, or a sale or liquidation of, the foreign subsidiaries. While a determination of the potential amount of unrecognized deferred U.S. income tax liability related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2019, the estimated amount of such difference was $249.4 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2017	2018	2019
Balance, beginning of period	$26.8	$32.4	$33.1
Additions based on current year tax positions	6.0	2.4	39.8
Additions based on prior years’ tax positions	1.5	8.4	3.2
Reduction for prior years’ tax positions	—	(2.0)	(3.5)
Reductions related to lapses of statutes of limitations	(2.3)	(6.3)	(4.0)
Settlements	—	(1.3)	(0.4)
Additions (reductions) related to foreign exchange rates	0.4	(0.5)	(2.8)
Balance, end of period	$32.4	$33.1	$65.4
Included in the balance of unrecognized tax benefits as of December 31, 2017, 2018 and 2019 were $32.4 million, $33.1 million and $65.4 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest). As of December 31, 2019, certain of these benefits, if realized, would be offset by the utilization of indirect tax benefits, for which the Company has accrued deferred tax assets of $27.4 million.
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. For the years ended December 31, 2017, 2018 and 2019, interest and penalties related to unrecognized tax benefits were $0.3 million, $0.4 million and $8.4 million, respectively. As of December 31, 2018 and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $2.1 million and $10.5 million, respectively.
The Company is subject to U.S. federal, state and local, and foreign income tax in multiple jurisdictions and is periodically subject to tax examinations in these jurisdictions. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local, or foreign taxing authorities for periods prior to 2015.

21.	Earnings Per Share
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

	For the Years Ended December 31,
	2017	2018	2019
Numerator
Net income (controlling interest)	$689.5	$243.6	$15.7
Interest expense on junior convertible securities, net of taxes	15.5	—	—
Net income (controlling interest), as adjusted	$705.0	$243.6	$15.7
Denominator
Average shares outstanding (basic)	56.0	53.6	50.5
Effect of dilutive instruments:
Stock options and restricted stock units	0.4	0.2	0.1
Junior convertible securities	2.2	—	—
Average shares outstanding (diluted)	58.6	53.8	50.6

Average shares outstanding (diluted) in the table above excludes share-based awards that have not satisfied applicable performance conditions and the anti-dilutive effect of the following:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2017	2018	2019
Stock options and restricted stock units	0.1	0.2	2.6
Junior convertible securities	—	2.2	2.2

The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.

22.	Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2017
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$128.0	$—	$128.0
Change in net realized and unrealized loss on derivative financial instruments	(0.7)	(0.1)	(0.8)
Change in net unrealized gain (loss) on investment securities	(15.0)	7.3	(7.7)
Other comprehensive income	$112.3	$7.2	$119.5

	For the Year Ended December 31, 2018
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation adjustment	$(87.0)	$(15.1)	$(102.1)
Change in net realized and unrealized loss on derivative financial instruments	(0.1)	—	(0.1)
Other comprehensive loss	$(87.1)	$(15.1)	$(102.2)

	For the Year Ended December 31, 2019
	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustment	$(11.4)	$22.3	$10.9
Change in net realized and unrealized gain on derivative financial instruments	1.7	—	1.7
Other comprehensive income (loss)	$(9.7)	$22.3	$12.6

The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Gains (Losses) on Investment Securities	Total
Balance, as of December 31, 2017	$(85.9)	$(0.4)	$2.1	$(84.2)
Other comprehensive loss before reclassifications	(102.1)	(0.2)	—	(102.3)
Amounts reclassified	—	0.1	(2.1)	(2.0)
Net other comprehensive loss	(102.1)	(0.1)	(2.1)	(104.3)
Balance, as of December 31, 2018	$(188.0)	$(0.5)	$—	$(188.5)
Other comprehensive income before reclassifications	10.9	2.2	—	13.1
Amounts reclassified	—	(0.5)	—	(0.5)
Net other comprehensive income	10.9	1.7	—	12.6
Balance, as of December 31, 2019	$(177.1)	$1.2	$—	$(175.9)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the adoption of ASU 2018-02 in 2019, the Company elected to reclassify to Retained earnings $6.6 million of tax effects stranded in Accumulated other comprehensive loss as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

23.	Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2018 and 2019:

	2018
	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(1)
Consolidated revenue	$612.5	$600.2	$601.3	$564.4
Income (loss) before income taxes	287.5	239.3	250.4	(63.6)
Net income (loss)	224.0	205.2	201.9	(98.8)
Net income (loss) (controlling interest)	153.0	117.0	124.9	(151.3)
Earnings (loss) per share (diluted)	$2.77	$2.16	$2.34	$(2.88)

	2019
	First Quarter(2)	Second Quarter	Third Quarter(2)	Fourth Quarter(2)
Consolidated revenue	$543.1	$592.0	$549.0	$555.5
Income (loss) before income taxes	(194.8)	215.9	192.6	94.3
Net income (loss)	(133.0)	180.1	162.1	95.9
Net income (loss) (controlling interest)	(200.8)	107.7	86.3	22.5
Earnings (loss) per share (diluted)	$(3.87)	$2.11	$1.71	$0.46
__________________________

(1)	In the second and fourth quarter of 2018, the Company recorded $33.3 million and $240.0 million of expenses, respectively, to reduce the carrying value to fair value of certain of its Affiliates.

(2)
In the first, third and fourth quarters of 2019, the Company recorded $415.0 million, $10.0 million and $60.0 million of expenses, respectively, to reduce the carrying value to fair value of certain of its Affiliates. In the fourth quarter of 2019, the Company recorded $35.0 million of expenses to reduce the carrying value to fair value of certain of its indefinite-lived acquired client relationships and a $16.1 million expense to reduce the carrying value to zero of certain indefinite-lived acquired client relationships due to the closure of certain retail investment products on our U.S. retail distribution platform.

24.	Geographic Information
The following table presents Consolidated revenue and Fixed assets (net) of the Company by geographic location. This information is primarily based on the location of the headquarters of the Affiliate.

	For the Years Ended December 31,
	2017	2018	2019
Consolidated revenue
United States	$1,571.4	$1,611.7	$1,642.2
United Kingdom	587.3	628.8	515.2
Other	146.3	137.9	82.2
Total	$2,305.0	$2,378.4	$2,239.6

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2019
Fixed assets (net)
United States	$87.1	$75.6
United Kingdom	15.7	15.8
Other	1.5	0.9
Total	$104.3	$92.3

25.	Subsequent Events
On February 18, 2020, the Company announced the completion of its investment in Comvest Partners (“Comvest”), a leading middle-market private equity and credit investment firm. The Company will account for its investment in Comvest under the equity method of accounting. The financial results of this investment will be included in the Company’s Consolidated Financial Statements one quarter in arrears.

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2019	$24.1	$4.9	$—	$12.1	$16.9
2018	24.1	0.6	—	0.6	24.1
2017	22.1	1.1	0.9	—	24.1

Other Allowances(1)
Year Ending December 31,
2019	$5.0	$1.0	$—	$1.9	$4.1
2018	3.6	6.4	—	5.0	5.0
2017	10.3	0.6	—	7.3	3.6
__________________________

(1)
Other allowances represented reserves on notes received in connection with transfers of our interests in certain Affiliates, as well as other receivable amounts, which we considered uncollectible. Deductions represented the reversal of such reserves upon collection of the amounts due.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures are effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2020 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2019) (the “Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	75

(3) Exhibits: See the Exhibit Index below and incorporated by reference herein.

Item 16.	Form 10-K Summary
None.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 333-34679), filed October 29, 1997)
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005)
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 3, 2017)
3.5	Amended and Restated By-laws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 7, 2016)
4.1	Specimen certificate for shares of common stock of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.3
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.6
Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.7
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.8
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 13, 2015)

4.9
Indenture, dated as of March 27, 2019, by and between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.10
First Supplemental Indenture related to the 5.875% Junior Subordinated Notes due 2059, dated as of March 27, 2019, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.11	Description of Registrant’s Securities*
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

10.13†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.14†	Amendment No. 1 to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan*
10.15†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan*
10.16†
Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019)

10.17†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2002 Stock Option Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 001-13459), filed February 22, 2019)

10.18†	Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Incentive Plan*
10.19†	Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Deferred Compensation Plan*
10.20†
Form of Affiliated Managers Group, Inc. Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.21†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.22†
Service Agreement, dated as of December 6, 2016, by and between Affiliated Managers Group, Inc. and Hugh P. B. Cutler (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)

10.23†
Offer Letter Agreement, dated as of March 20, 2019, by and between Affiliated Managers Group, Inc. and Thomas M. Wojcik (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 9, 2019)

10.24
Amended and Restated Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.25
Third Amended and Restated Term Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.26	Form of Equity Distribution Agreement, dated as of March 27, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)
10.27	Form of Master Confirmation Letter Agreement, dated as of March 27, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)
21.1	Schedule of Subsidiaries*

23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017, (ii) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (iii) the Consolidated Statement of Equity for the years ended December 31, 2019, 2018, and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) the Notes to the Consolidated Financial Statements

104
The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

† Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 28, 2020	By:	/s/ JAY C. HORGEN
Jay C. Horgen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SEAN M. HEALEY	Executive Chairman	February 28, 2020
Sean M. Healey

/s/ JAY C. HORGEN	President, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2020
Jay C. Horgen

/s/ THOMAS M. WOJCIK	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2020
Thomas M. Wojcik

/s/ NATHANIEL DALTON	Senior Advisor and Director	February 28, 2020
Nathaniel Dalton

/s/ SAMUEL T. BYRNE	Director	February 28, 2020
Samuel T. Byrne

/s/ DWIGHT D. CHURCHILL	Director	February 28, 2020
Dwight D. Churchill

/s/ GLENN EARLE	Director	February 28, 2020
Glenn Earle

/s/ NIALL FERGUSON	Director	February 28, 2020
Niall Ferguson

/s/ TRACY P. PALANDJIAN	Director	February 28, 2020
Tracy P. Palandjian

/s/ PATRICK T. RYAN	Director	February 28, 2020
Patrick T. Ryan

/s/ KAREN L. YERBURGH	Director	February 28, 2020
Karen L. Yerburgh

/s/ JIDE J. ZEITLIN	Director	February 28, 2020
Jide J. Zeitlin