Form 10-Q
period 2020-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2020-05-04
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
There were 47,238,457 shares of the registrant’s common stock outstanding on April 30, 2020.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2020
Consolidated revenue	$543.1	$507.3

Consolidated expenses:
Compensation and related expenses	228.2	207.8
Selling, general and administrative	95.6	90.3
Intangible amortization and impairments	29.6	20.6
Interest expense	18.2	19.5
Depreciation and other amortization	5.2	5.1
Other expenses (net)	11.0	11.0
Total consolidated expenses	387.8	354.3

Equity method loss (net)	(358.1)	(113.2)

Investment and other income	8.0	2.4
Income (loss) before income taxes	(194.8)	42.2

Income tax expense (benefit)	(61.8)	2.2
Net income (loss)	(133.0)	40.0

Net income (non-controlling interests)	(67.8)	(55.6)
Net loss (controlling interest)	$(200.8)	$(15.6)

Average shares outstanding (basic)	51.9	47.8
Average shares outstanding (diluted)	51.9	47.8

Loss per share (basic)	$(3.87)	$(0.33)
Loss per share (diluted)	$(3.87)	$(0.33)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2019	2020
Net income (loss)	$(133.0)	$40.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	7.5	(52.9)
Change in net realized and unrealized gain (loss) on derivative financial instruments	1.2	(1.0)
Other comprehensive income (loss), net of tax	8.7	(53.9)
Comprehensive loss	(124.3)	(13.9)
Comprehensive income (non-controlling interests)	(74.4)	(39.4)
Comprehensive loss (controlling interest)	$(198.7)	$(53.3)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2019	March 31, 2020
Assets
Cash and cash equivalents	$539.6	$592.2
Receivables	417.1	437.3
Investments in marketable securities	59.4	54.6
Goodwill	2,651.7	2,621.8
Acquired client relationships (net)	1,182.0	1,133.8
Equity method investments in Affiliates (net)	2,195.6	2,038.7
Fixed assets (net)	92.3	88.9
Other investments	211.8	222.9
Other assets	304.0	292.1
Total assets	$7,653.5	$7,482.3
Liabilities and Equity
Payables and accrued liabilities	$634.6	$414.0
Debt	1,793.8	2,044.9
Deferred income tax liability (net)	450.2	393.4
Other liabilities	359.1	539.3
Total liabilities	3,237.7	3,391.6
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	916.7	581.8
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2019 and 2020)	0.6	0.6
Additional paid-in capital	707.2	860.7
Accumulated other comprehensive loss	(108.8)	(146.5)
Retained earnings	3,819.8	3,789.1
	4,418.8	4,503.9
Less: Treasury stock, at cost (10.4 shares in 2019 and 11.3 shares in 2020)	(1,481.3)	(1,523.9)
Total stockholders' equity	2,937.5	2,980.0
Non-controlling interests	561.6	528.9
Total equity	3,499.1	3,508.9
Total liabilities and equity	$7,653.5	$7,482.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2019	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2018	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
Impact of adoption of new accounting standards (ASU 2018-02)				(6.6)			(6.6)
Net income (loss)	—	—	—	(200.8)	—	67.8	(133.0)
Other comprehensive income	—	—	2.1	—	—	6.6	8.7
Share-based compensation	—	8.8	—	—	—	—	8.8
Common stock issued under share-based incentive plans	—	(33.0)	—	—	26.9	—	(6.1)
Share repurchases	—	—	—	—	(90.6)	—	(90.6)
Dividends ($0.32 per share)	—	—	—	(16.8)	—	—	(16.8)
Affiliate equity activity:
Affiliate equity compensation	—	2.2	—	—	—	8.5	10.7
Issuances	—	(0.9)	—	—	—	11.0	10.1
Repurchases	—	4.6	—	—	—	—	4.6
Changes in redemption value of Redeemable non-controlling interests	—	(12.9)	—	—	—	—	(12.9)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(47.3)	(47.3)
Capital contributions and other	—	—	—	—	—	0.4	0.4
Distributions to non-controlling interests	—	—	—	—	—	(104.6)	(104.6)
March 31, 2019	$0.6	$804.4	$(106.9)	$3,652.6	$(1,210.3)	$619.9	$3,760.3

Three Months Ended March 31, 2020	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1
Net income (loss)	—	—	—	(15.6)	—	55.6	40.0
Other comprehensive loss	—	—	(37.7)	—	—	(16.2)	(53.9)
Share-based compensation	—	8.2	—	—	—	—	8.2
Common stock issued under share-based incentive plans	—	(33.4)	—	—	27.0	—	(6.4)
Share repurchases	—	—	—	—	(69.6)	—	(69.6)
Dividends ($0.32 per share)	—	—	—	(15.1)	—	—	(15.1)
Affiliate equity activity:
Affiliate equity compensation	—	2.8	—	—	—	13.8	16.6
Issuances	—	(1.8)	—	—	—	13.9	12.1
Repurchases	—	34.7	—	—	—	—	34.7
Changes in redemption value of Redeemable non-controlling interests	—	143.0	—	—	—	—	143.0
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(5.1)	(5.1)
Capital contributions and other	—	—	—	—	—	4.9	4.9
Distributions to non-controlling interests	—	—	—	—	—	(99.6)	(99.6)
March 31, 2020	$0.6	$860.7	$(146.5)	$3,789.1	$(1,523.9)	$528.9	$3,508.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2019	2020
Cash flow from (used in) operating activities:
Net income (loss)	$(133.0)	$40.0
Adjustments to reconcile Net income (loss) to cash flow from (used in) operating activities:
Intangible amortization and impairments	29.6	20.6
Depreciation and other amortization	5.2	5.1
Deferred income tax benefit	(86.0)	(19.2)
Equity method loss (net)	358.1	113.2
Distributions of earnings received from equity method investments	96.5	124.4
Share-based compensation and Affiliate equity expense	19.5	24.8
Other non-cash items	(4.4)	9.0
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	—	(26.0)
Sales of securities by consolidated Affiliate sponsored investment products	1.5	25.2
Increase in receivables	(131.3)	(32.7)
(Increase) decrease in other assets	(0.7)	10.8
Decrease in payables, accrued liabilities and other liabilities	(172.9)	(209.6)
Cash flow from (used in) operating activities	(17.9)	85.6
Cash flow from (used in) investing activities:
Investments in Affiliates	(34.1)	(0.7)
Divestments of Affiliates	28.8	—
Purchase of fixed assets	(3.0)	(2.6)
Purchase of investment securities	(8.7)	(11.9)
Sale of investment securities	16.9	31.1
Cash flow from (used) in investing activities	(0.1)	15.9
Cash flow from (used in) financing activities:
Borrowings of debt	336.3	250.0
Repayments of debt	(385.0)	—
Repurchases of common stock (net)	(71.0)	(80.2)
Dividends paid on common stock	(17.0)	(15.3)
Distributions to non-controlling interests	(104.6)	(99.6)
Affiliate equity repurchases and issuances (net)	(6.0)	(84.4)
Other financing items	3.6	(8.2)
Cash flow used in financing activities	(243.7)	(37.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.0	(11.2)
Net increase (decrease) in cash and cash equivalents	(257.7)	52.6
Cash and cash equivalents at beginning of period	565.5	539.6
Effect of deconsolidation of Affiliates and Affiliate sponsored investment products	(2.6)	—
Cash and cash equivalents at end of period	$305.2	$592.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.

2.	Accounting Standards and Policies
Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted the following new Accounting Standard Updates (“ASUs”):

•	ASU 2016-13, Measurement of Credit Losses on Financial Instruments

The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.

Recent Accounting Developments

In December 2019, the FASB, issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard is effective for interim and annual periods beginning after December 15, 2020 for the Company and its consolidated Affiliates and for annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, for the Company’s Affiliates accounted for under the equity method. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

3.	Investments in Marketable Securities
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of Investments in marketable securities:

	December 31, 2019	March 31, 2020
Cost	$57.9	$61.6
Unrealized gains	2.1	0.4
Unrealized losses	(0.6)	(7.4)
Fair value	$59.4	$54.6

For the three months ended March 31, 2019 and 2020, the Company received proceeds of $15.1 million and $26.2 million, respectively, from the sale of investments in marketable securities and recorded net gains (losses) of $0.5 million and $(1.0) million, respectively.
As of December 31, 2019 and March 31, 2020, Investments in marketable securities includes consolidated Affiliate sponsored investment products with fair values of $38.1 million and $33.2 million, respectively.

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

When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Equity method loss (net) in the Consolidated Statements of Income and the carrying value of the Affiliate is reported in Equity method investments in Affiliates (net) in the Consolidated Balance Sheets. Deferred taxes recorded on intangible assets upon acquisition of an Affiliate accounted for under the equity method are presented on a gross basis within Equity method investments in Affiliates (net) and Deferred income tax liability (net) in the Consolidated Balance Sheets. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded within Income tax expense in the Consolidated Statements of Income.
The Company periodically performs assessments to determine if fair value may have declined below related carrying value for its Affiliates accounted for under the equity method for a period that the Company considers to be other-than temporary. Where the Company believes that such declines may have occurred, the Company determines the amount of impairment using valuation methods, such as discounted cash flow techniques. Impairments are recorded as an expense in Equity method loss (net) to reduce the carrying value of the Affiliate to its fair value.
The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2019		March 31, 2020
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,141.4	$1,843.0	$1,127.8	$1,838.3

As of December 31, 2019 and March 31, 2020, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,195.6 million and $2,038.7 million, respectively, including Affiliates accounted for under the equity method considered VREs of $352.6 million and $200.4 million, respectively.

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

	December 31, 2019		March 31, 2020
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,282.1	$0.9	$2,161.2	$0.9

5.	Debt
The following table summarizes the Company’s Debt:

	December 31, 2019	March 31, 2020
Senior bank debt	$449.7	$699.7
Senior notes	743.8	744.1
Junior convertible securities	310.6	311.4
Junior subordinated notes	289.7	289.7
Debt	$1,793.8	$2,044.9

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s senior notes, junior convertible securities and junior subordinated notes are carried at amortized cost. Unamortized discounts and debt issuance costs are presented in the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.

Senior Bank Debt

The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $450.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. For the three months ended March 31, 2020, the interest rate for substantially all of the Company’s borrowings under the credit facilities was LIBOR plus 1.1% for the revolver and LIBOR plus 0.875% for the term loan. As of December 31, 2019 and March 31, 2020, the Company had no outstanding borrowings and $250.0 million of outstanding borrowings under the revolver, respectively.

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

In March 2020, the Company terminated the forward contracts and the corresponding collar contracts, and upon settlement received net proceeds of $24.9 million. The net proceeds from the termination of the contracts are presented within sale of investment securities in the Consolidated Statements of Cash Flows. The Company’s forward contracts and collar contracts with the counterparty were governed by an International Swaps and Derivative Association Master Agreement, which provided for legally enforceable rights to set-off. The terms of the contracts also required the Company and the counterparty to post cash collateral in certain circumstances throughout the duration of the contracts. As of December 31, 2019, the Company held $8.7 million of cash collateral from the counterparty, and the counterparty held no cash collateral from the Company.

In March 2020, the Company entered into an interest rate swap contract (the “interest rate swap”) with a financial institution (the “swap counterparty”), which will expire in March 2023. The interest rate swap, which is designated as a cash flow hedge, is used to exchange the Company’s LIBOR-based interest payments for fixed rate payments. The Company receives payments based on a one month LIBOR and makes payments based on an annual fixed rate of 0.5135% on a notional amount of $250.0 million. The terms of the contract also require the Company and the swap counterparty to post cash collateral in certain circumstances throughout the duration of the contract. As of March 31, 2020, the Company held no cash collateral from the swap counterparty, and the swap counterparty held $0.6 million of cash collateral from the Company.

Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, which were not significant for the three months ended March 31, 2019 and 2020.

Changes in the fair values of cash flow hedges are reported in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income. Upon termination of the interest rate swap or the repayment of the Company’s outstanding LIBOR-based borrowings, any gain or loss recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets will be reclassified into earnings. Changes in the fair values of the effective net investment hedges are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. Upon the sale or liquidation of the underlying investment, any gain or loss remaining in Accumulated other comprehensive loss related to the forward and collar contracts will be reclassified to earnings. The Company assesses hedge effectiveness on a quarterly basis.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2019		March 31, 2020
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$23.8	$(1.0)	$1.2	$(0.4)
Put options	—	(31.0)	—	—
Call options	15.1	—	—	—
Interest rate swap	—	—	—	(0.8)
Total	$38.9	$(32.0)	$1.2	$(1.2)

The forward and collar contracts included a set-off right and were, therefore presented on a net basis in Other assets and were $5.6 million as of December 31, 2019. The Company and certain of its consolidated Affiliates have also entered into contracts that do not include set-off rights and are, therefore presented on a gross basis in Other assets and Other liabilities and were $2.2 million and $1.0 million, respectively, as of December 31, 2019 and $1.2 million and $1.2 million, respectively, as of March 31, 2020.

The following tables summarize the effects of derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2019			2020
	Gain (Loss) Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)
Forward contracts	$(16.8)	$(0.1)	$3.5	$65.0	$0.1	$2.8
Put options	17.9	—	—	(47.7)	—	—
Call options	(7.5)	—	—	(1.3)	—	—
Interest rate swap	—	—	—	(0.8)	—	—
Total	$(6.4)	$(0.1)	$3.5	$15.2	$0.1	$2.8
___________________________

(1)
The excluded components of the forward contracts were recognized in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense on the Consolidated Statements of Income.

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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of March 31, 2020, these unfunded commitments were $127.0 million and may be called in future periods.
As of March 31, 2020, the Company was contingently liable to make payments related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $150.0 million may become payable in 2021, $77.5 million in 2022 and $62.5 million from 2023 through 2025. As of March 31, 2020, the Company expected to make payments of approximately $48 million. The Company expects to make no payments in 2020. In the event certain financial targets are not met, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental $25.0 million.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 14. In connection with one of the Company’s investments in an Affiliate, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. If the minority owner sells its interest to the Company, then the Company will continue to account for the Affiliate under the equity method. In the fourth quarter of 2019, the Company was notified by the minority owner that it had elected to sell a 5% interest in the Affiliate to the Company. In the three months ended March 31, 2020, with the consent of the Company, the minority owner rescinded this notice. As of March 31, 2020, the minority owner maintains a 14% ownership interest in the Affiliate.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.

8.	Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2019
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$59.4	$24.4	$35.0	$—
Derivative financial instruments(1)	7.9	—	7.9	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$19.8	$—	$—	$19.8
Derivative financial instruments	1.0	—	1.0	—

		Fair Value Measurements
	March 31, 2020
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$54.6	$23.9	$30.7	$—
Derivative financial instruments(1)	1.2	—	1.2	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$115.1	$—	$—	$115.1
Derivative financial instruments	1.2	—	1.2	—
__________________________

(1)	Amounts are presented within Other assets.

(2)	Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 liabilities:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended March 31,
	2019		2020
	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations	Contingent Payment Arrangements	Affiliate Equity Repurchase Obligations
Balance, beginning of period	$1.9	$36.2	$—	$19.8
Net realized and unrealized losses(1)	0.1	—	—	(1.5)
Purchases and issuances(2)	—	54.6	—	194.0
Settlements and reductions	—	(15.4)	—	(97.2)
Balance, end of period	$2.0	$75.4	$—	$115.1

Net change in unrealized losses relating to instruments still held at the reporting date	$0.3	$—	$—	$—
___________________________

(1)	Accretion expense for these arrangements and obligations is recorded in Interest expense.

(2)	Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2019			March 31, 2020
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates(2)	19.8	(9)% - 7%	5%	115.1	1% - 10%	8%
		Discount rates		14% - 17%	15%		15% - 16%	15%
___________________________

(1)	Calculated by comparing the relative fair value of an obligation to its respective total.

(2)	Represents growth rates of asset and performance based fees.
Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of March 31, 2020, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
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

	December 31, 2019		March 31, 2020
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$203.3	$127.2	$218.7	$127.0
Other funds(2)	8.5	—	4.2	—
Other investments(3)	$211.8	$127.2	$222.9	$127.0
___________________________

(1)
The Company accounts for its interests in private equity funds under the equity method of accounting and, therefore uses NAV as a practical expedient, one quarter in arrears (adjusted for current period calls and distributions) to determine the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

fair value. These funds primarily invest in a broad range of third-party funds and direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.

(2)
These are multi-disciplinary funds that invest across various asset classes and strategies, including equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.

(3)	Fair value attributable to the controlling interest was $137.6 million and $155.7 million as of December 31, 2019 and March 31, 2020, respectively.
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

	December 31, 2019		March 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$746.8	$797.4	$747.0	$771.0	Level 2
Junior convertible securities	315.4	415.7	316.1	260.1	Level 2
Junior subordinated notes	290.7	327.7	290.7	278.5	Level 2

9.	Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2019	$2,651.7
Foreign currency translation	(29.9)
Balance, as of March 31, 2020	$2,621.8

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2019	$1,248.8	$(1,039.0)	$209.8	$972.2	$1,182.0
Intangible amortization and impairments	—	(20.6)	(20.6)	—	(20.6)
Foreign currency translation	(8.5)	5.9	(2.6)	(25.0)	(27.6)
Balance, as of March 31, 2020	$1,240.3	$(1,053.7)	$186.6	$947.2	$1,133.8

Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $29.6 million and $20.6 million for the three months ended March 31, 2019 and 2020, respectively. Based on relationships existing as of March 31, 2020, the Company estimates that its consolidated annual amortization expense will be approximately $60 million in 2020, approximately $30 million in each of 2021, 2022 and 2023, and approximately $20 million in 2024.
As of March 31, 2020, the estimated fair values of the Company’s indefinite-lived acquired client relationships exceeded their carrying values. If financial markets remain depressed for a prolonged period of time or worsen as result of the novel coronavirus global pandemic (“COVID-19”) or other factors, the fair values of these assets could drop below their carrying values resulting in future impairments.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	Equity Method Investments in Affiliates
On February 17, 2020, the Company completed its minority investment in Comvest Partners. As of March 31, 2020, the Company had not funded any portion of the purchase consideration. The Company’s provisional purchase price allocation was measured using financial models that included assumptions of expected market performance, net client cash flows and discount rates. The associated provisional amounts may be revised upon completion of the final valuation. The Company will report its share of Comvest’s earnings one quarter in arrears, and therefore the Company did not record earnings from Comvest for the three months ended March 31, 2020.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
The following table presents the change in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2019	$2,195.6
Earnings	66.1
Intangible amortization and impairments	(179.3)
Distributions of earnings	(124.4)
Foreign currency translation	5.0
Investments in Affiliates	84.9
Other	(9.2)
Balance, as of March 31, 2020	$2,038.7

Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $23.2 million and $39.3 million for the three months ended March 31, 2019 and 2020, respectively. Based on relationships existing as of March 31, 2020, the Company estimates the annual amortization expense attributable to its Affiliates will be approximately $150 million in 2020, approximately $120 million in 2021, approximately $60 million in 2022, approximately $50 million in 2023 and approximately $40 million in 2024.
In the first quarter of 2019, the Company recorded a $415.0 million expense to reduce the carrying value to fair value of an Affiliate. In March 2019, the Company concluded that the growth expectations of the Affiliate had declined and determined that the estimated fair value of the Affiliate had also declined meaningfully. Therefore, the Company performed a valuation to determine whether the fair value of the Affiliate had declined below its carrying value. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that included a projected compounded asset based fee growth over the first five years of (13)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary. In October 2019, the Company sold its interest in the Affiliate.

In the first quarter of 2020, the Company recorded a $140.0 million expense to reduce the carrying value to fair value of an Affiliate. The decline in the fair value was a result of a decline in assets under management and a reduction in projected growth, which decreased the forecasted revenue associated with the investment. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that included projected compounded growth in assets under management over the first five years of (2)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
As of March 31, 2020, the estimated fair values of the Company’s other Affiliates accounted for under the equity method exceeded their carrying values. If financial markets remain depressed for a prolonged period of time or worsen as result of COVID-19 or other factors, the fair values of these assets could drop below their carrying values for periods considered other than temporary, resulting in future impairments.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has determined that certain of its Affiliates accounted for under the equity method are significant under Rule 10-01(b)(1) of Regulation S-X. For the three months ended March 31, 2019 and 2020, these Affiliates recognized revenue of $590.5 million and $617.0 million, respectively, and net income of $328.7 million and $382.8 million, respectively.

11.	Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented in Other liabilities and were $38.5 million and $36.7 million as of December 31, 2019 and March 31, 2020, respectively.
The Company and its Affiliates earn asset and performance based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. In addition, Affiliate management owners and the Company’s officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees.
The Company has related party transactions in association with its contingent payment arrangements and Affiliate equity transactions, as more fully described in Notes 7, 13 and 14.
The Company’s executive officers and directors may invest from time to time in funds advised by its Affiliates on substantially the same terms as other investors.

12.	Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended March 31,
	2019	2020
Share-based compensation	$8.8	$8.2
Tax benefit	1.8	1.5

As of December 31, 2019, the Company had unrecognized share-based compensation expense of $106.6 million. As of March 31, 2020, the Company had unrecognized share-based compensation expense of $123.9 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2019	1.1	$123.70
Units granted	0.4	73.89
Units vested	(0.2)	145.40
Units forfeited	(0.0)	132.47
Performance condition changes	(0.1)	135.32
Unvested units - March 31, 2020	1.2	101.24

For the three months ended March 31, 2019 and 2020, the Company granted restricted stock units with fair values of $32.6 million and $30.5 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to be delivered. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2019	2.3	$85.58
Options granted	0.2	74.69
Options exercised	—	—
Options forfeited	(0.0)	122.40
Performance condition changes	—	—
Unexercised options outstanding - March 31, 2020	2.5	84.53	5.8
Exercisable at March 31, 2020	0.4	131.55	2.9

For the three months ended March 31, 2019 and 2020, the Company granted stock options with fair values of $0.5 million and $3.9 million, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The weighted average fair value of options granted was $33.58 and $17.49, per option, for the three months ended March 31, 2019 and 2020, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Three Months Ended March 31,
	2019	2020
Dividend yield	1.2%	1.7%
Expected volatility	31.9%	29.4%
Risk-free interest rate	2.6%	0.9%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%

13.	Redeemable Non-Controlling Interests
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Redeemable Non-controlling Interests
Balance, as of December 31, 2019(1)	$916.7
Changes attributable to consolidated Affiliate sponsored investment products	(3.0)
Transfers to Other liabilities	(194.0)
Transfers from Non-controlling interests	5.1
Changes in redemption value	(143.0)
Balance, as of March 31, 2020(1)	$581.8

___________________________

(1)
As of December 31, 2019 and March 31, 2020, Redeemable non-controlling interests includes consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $21.6 million and $18.6 million, respectively.

14.	Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the three months ended March 31, 2019 and 2020, distributions paid to Affiliate equity holders (non-controlling interests) were $104.6 million and $99.6 million, respectively.

The Company periodically repurchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and its officers under agreements that provide the Company with a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals. For the three months ended March 31, 2019 and 2020, the amount of cash paid for repurchases was $15.4 million and $96.5 million, respectively. For the three months ended March 31, 2019 and 2020, the total amount of cash received for issuances was $9.4 million and $12.1 million, respectively.

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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended March 31,
	2019	2020
Controlling interest	$2.2	$2.8
Non-controlling interests	8.5	13.8
Total	$10.7	$16.6

The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2019	$40.9	4 years	$124.6	6 years
March 31, 2020	42.5	4 years	126.0	6 years

The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period and other related transactions. The total receivable was $14.8 million and $12.2 million as of December 31, 2019 and March 31, 2020, respectively, and was included in Other assets. The total payable was $19.8 million and $115.1 million as of December 31, 2019 and March 31, 2020, respectively, and was included in Other liabilities.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	For the Three Months Ended March 31,
	2019	2020
Net loss (controlling interest)	$(200.8)	$(15.6)
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(0.7)	(1.3)
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(17.3)	(155.1)
Net loss (controlling interest) including the net impact of Affiliate equity transactions	$(218.8)	$(172.0)

15.	Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended March 31,
	2019	2020
Controlling interest:
Current taxes	$21.1	$19.3
Intangible-related deferred taxes	(93.8)	(31.0)
Other deferred taxes	7.9	11.9
Total controlling interest	(64.8)	0.2
Non-controlling interests:
Current taxes	$3.1	$2.1
Deferred taxes	(0.1)	(0.1)
Total non-controlling interests	3.0	2.0
Income tax expense (benefit)	$(61.8)	$2.2
Loss before income taxes (controlling interest)	$(265.6)	$(15.4)
Effective tax rate (controlling interest)(1)	24.4%	(1.0)%
___________________________

(1)	Taxes attributable to the controlling interest divided by Loss before income taxes (controlling interest).

The Company’s effective tax rate (controlling interest) decreased to (1.0)% for the three months ended March 31, 2020 from 24.4% for the three months ended March 31, 2019, primarily due to a decrease in loss before income taxes (controlling interest), which offset the majority of the Company’s income tax expense.

As of March 31, 2020, the Company had unrecognized tax benefits of $65.2 million, and expects to realize approximately $5 million of these benefits within the next 12 months.

16.	Earnings Per Share

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The calculation of Earnings (loss) per share (basic) is based on the weighted average number of shares of the Company’s common stock outstanding during the period. Earnings (loss) per share (diluted) is similar to Earnings (loss) per share (basic), but adjusts for the dilutive effect of the potential issuance of incremental shares of the Company’s common stock. The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share available to common stockholders:

	For the Three Months Ended March 31,
	2019	2020
Numerator
Net loss (controlling interest)	$(200.8)	$(15.6)
Interest expense on junior convertible securities, net of taxes	—	—
Net loss (controlling interest), as adjusted	$(200.8)	$(15.6)
Denominator
Average shares outstanding (basic)	51.9	47.8
Effect of dilutive instruments:
Stock options and restricted stock units	—	—
Average shares outstanding (diluted)	51.9	47.8

Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and items that have an anti-dilutive effect on Loss per share (diluted). The following is a summary of all items excluded from the denominator in the table above:

	For the Three Months Ended March 31,
	2019	2020
Stock options and restricted stock units	0.6	3.3
Junior convertible securities	2.2	2.2

The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
For the three months ended March 31, 2020, the Company repurchased 0.9 million shares of its common stock, at an average price per share of $78.27.

17.	Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended March 31,
	2019			2020
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
Foreign currency translation gain (loss)	$(5.5)	$13.0	$7.5	$(41.0)	$(11.9)	$(52.9)
Change in net realized and unrealized gain (loss) on derivative financial instruments	1.2	—	1.2	(1.2)	0.2	(1.0)
Other comprehensive income (loss)	$(4.3)	$13.0	$8.7	$(42.2)	$(11.7)	$(53.9)

The components of accumulated other comprehensive loss, net of taxes, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2019	$(177.1)	$1.2	$(175.9)
Other comprehensive loss before reclassifications	(52.9)	(1.1)	(54.0)
Amounts reclassified	—	0.1	0.1
Net other comprehensive loss	(52.9)	(1.0)	(53.9)
Balance, as of March 31, 2020	$(230.0)	$0.2	$(229.8)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and also under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. These factors (among others) could affect our financial condition, business activities, results of operations, cash flows or overall financial performance and could cause our actual results and business activities to differ materially from historical periods and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global asset management company with equity investments in high-quality boutique investment management firms, which we call our “Affiliates.” Our strategy is to generate long-term value by investing in leading independent active investment managers, through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Through our innovative partnership approach, each Affiliate’s management team retains significant equity ownership in their firm while maintaining operational autonomy. In addition, we offer centralized capabilities to our Affiliates across a variety of areas, including strategy, marketing and distribution, and product development. As of March 31, 2020, our aggregate assets under management were $599.9 billion, across a broad range of active, return-oriented strategies.
During the first quarter of 2020, the novel coronavirus global pandemic (“COVID-19”), has had a significant impact on the global economy, which is likely to continue for months to come. The overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear. We and our Affiliates remain focused on the health and well being of the individuals and families at AMG, our Affiliates, and the community at large. Given the nature of our decentralized operations and our entrepreneurial culture, we and our Affiliates remain fully operational and have experienced minimal disruption in continuing to serve our key stakeholders, most importantly our clients.  We continue to monitor the economic uncertainty and market volatility related to COVID-19, which has impacted the investment management industry in which we and our Affiliates operate.  The extent of the impact on our business operations and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted.  See “Item 1A. Risk Factors” in Part II—Other Information contained elsewhere in this Quarterly Report on Form 10-Q.

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

The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2019	2020	% Change
Assets under management	$774.2	$599.9	(23)%
Average assets under management	772.6	663.0	(14)%
Aggregate fees (in millions)	1,252.0	1,253.1	0%
As of and for the three months ended March 31, 2019, assets under management and, therefore average assets under management, include the assets under management of all our consolidated and equity method Affiliates. As of and for the three months ended March 31, 2020, assets under management and, therefore average assets under management, exclude the assets under management of certain Affiliates in which we have repositioned or are repositioning our interests and that are not significant to our operating performance measures or our results of operations. Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management for mutual funds and similar retail investment products represents an average of the daily net assets under management, while for institutional and high net worth clients, average assets under management represents an average of the assets at the beginning or end of each month during the applicable period.
For the three months ended March 31, 2019 and 2020, aggregate fees consists of the total asset and performance based fees earned by all of our consolidated and equity method Affiliates, and includes the aggregate fees of certain Affiliates in which we have repositioned or are repositioning our interests and that are not significant to our operating performance measures or our results of operations. For certain of our Affiliates accounted for under the equity method, we report aggregate fees and the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears. Aggregate fees is provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail and high net worth clients worldwide in achieving their investment objectives. The outbreak of COVID-19 has created significant volatility in financial markets and disruption in economic activity, which has impacted the investment management industry. The impact of the COVID-19 outbreak on our Affiliates and their clients is currently uncertain, and could result in changes in investor demand for our strategies in ways that cannot be predicted but could vary from recent trends. During the three months ended March 31, 2020, we experienced a decline in assets under management and asset based fees and if financial markets remain depressed for a prolonged period or worsen as a result of COVID-19, the Company’s assets under management and asset based fees would be adversely affected.

The following charts present information regarding the composition of our assets under management by active, return-oriented strategy and client type as of March 31, 2020:

Assets Under Management (in billions)

___________________________

(1)	Alternatives include illiquid alternative strategies, which accounted for 17% of our assets under management as of March 31, 2020.

(2)	Global equities include emerging markets strategies, which accounted for 7% of our assets under management as of March 31, 2020.

The following tables present changes in our assets under management by active, return-oriented strategy and client type for the three months ended March 31, 2020:

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2019	$241.2	$274.9	$100.0	$106.4	$722.5
Client cash inflows and commitments	8.7	8.4	3.4	5.6	26.1
Client cash outflows	(11.2)	(15.2)	(7.7)	(5.8)	(39.9)
Net client cash flows	(2.5)	(6.8)	(4.3)	(0.2)	(13.8)
New investments	3.7	—	—	—	3.7
Market changes	(13.1)	(57.9)	(22.5)	(7.4)	(100.9)
Foreign exchange(1)	(3.0)	(5.8)	(0.7)	(1.7)	(11.2)
Realizations and distributions (net)	(0.2)	—	—	(0.1)	(0.3)
Other(2)	—	(0.1)	—	—	(0.1)
March 31, 2020	$226.1	$204.3	$72.5	$97.0	$599.9

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2019	$407.2	$198.1	$117.2	$722.5
Client cash inflows and commitments	10.7	10.7	4.7	26.1
Client cash outflows	(16.3)	(18.1)	(5.5)	(39.9)
Net client cash flows	(5.6)	(7.4)	(0.8)	(13.8)
New investments	3.7	—	—	3.7
Market changes	(51.3)	(36.2)	(13.4)	(100.9)
Foreign exchange(1)	(5.9)	(4.5)	(0.8)	(11.2)
Realizations and distributions (net)	(0.2)	(0.1)	—	(0.3)
Other(2)	(0.1)	—	—	(0.1)
March 31, 2020	$347.8	$149.9	$102.2	$599.9
___________________________

(1)	Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)	Other includes assets under management attributable to product transitions and reclassifications.

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

Aggregate fees were $1,253.1 million for the three months ended March 31, 2020, an increase of $1.1 million as compared to the three months ended March 31, 2019. The increase in our aggregate fees was due to a $107.6 million or 9% increase from performance based fees, offset by a $106.5 million or 9% decrease from asset based fees. The decrease in asset based fees was due to a 9% decrease in our average assets under management as adjusted to remove Affiliates in which we have repositioned or are repositioning our interests for the period ended March 31, 2019.  This decline, which was principally in our alternative strategies and global equity strategies, was primarily due to declines in the financial markets as a result of COVID-19 as well as net client cash outflows.

Financial and Supplemental Financial Performance Measures

The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2019	2020	% Change
Net loss (controlling interest)	$(200.8)	$(15.6)	(92)%
Adjusted EBITDA (controlling interest)(1)	215.6	200.4	(7)%
Economic net income (controlling interest)(1)	169.0	151.3	(10)%
___________________________

(1)	Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. While aggregate fees increased $1.1 million in the three months ended March 31, 2020, our Adjusted EBITDA (controlling interest) decreased $15.2 million or 7%, primarily due to a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses and the recognition of performance fees at Affiliates in which we hold less of an economic interest. These decreases were partially offset by a $5.8 million increase in Investment and other income attributable to the controlling interest.
While Adjusted EBITDA (controlling interest) decreased $15.2 million or 7%, for the three months ended March 31, 2020, our Net loss (controlling interest) decreased $185.2 million or 92%, primarily due to a $258.9 million decrease in equity method intangible amortization and impairments. These decreases were partially offset by a $65.0 million increase in income tax expense due to a decrease in loss before income taxes attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. In the three months ended March 31, 2020, our Economic net income (controlling interest) decreased $17.7 million or 10%. This decrease was primarily due to a $15.2 million decrease in Adjusted EBITDA (controlling interest), due to a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses and a decrease due to the recognition of performance fees at Affiliates in which we hold less of an economic interest. These decreases were partially offset by a $5.8 million increase in Investment and other income attributable to the controlling interest.
Results of Operations
The following discussion includes the key operating performance measures and financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our Consolidated revenue, Consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported, net of intangible amortization and impairments, in Equity method loss (net).
Consolidated Revenue

The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended March 31,
(in millions, except as noted)	2019	2020	% Change
Consolidated Affiliate average assets under management (in billions)	$399.0	$351.9	(12)%
Consolidated revenue	$543.1	$507.3	(7)%
Our Consolidated revenue decreased $35.8 million or 7% for the three months ended March 31, 2020, due to a $37.0 million or 7% decrease from asset based fees, partially offset by a $1.2 million increase from performance based fees. The decrease in asset based fees was primarily due to a 2% decrease in consolidated Affiliate average assets under management as adjusted to remove Affiliates in which we have repositioned or are repositioning our interests for the period ended March 31, 2019. This decline, which was principally in our global equity strategies and U.S. equity strategies, was primarily due to declines in the financial markets as a result of COVID-19 as well as net client cash outflows. The decline in asset based fees was also attributable to a 5% decrease in our consolidated Affiliate asset based fee ratio, principally due to a change in the composition of assets under management.

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
The following table presents our Consolidated expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2019	2020
Compensation and related expenses	$228.2	$207.8	(9)%
Selling, general and administrative	95.6	90.3	(6)%
Intangible amortization and impairments	29.6	20.6	(30)%
Interest expense	18.2	19.5	7%
Depreciation and other amortization	5.2	5.1	(2)%
Other expenses (net)	11.0	11.0	—%
Total consolidated expenses	$387.8	$354.3	(9)%

Compensation and related expenses decreased $20.4 million or 9% for the three months ended March 31, 2020, primarily due to a $24.5 million decrease in bonus and salary expenses as a result of the decline in Consolidated revenue and headcount repositioning in 2019. This decrease was partially offset by a $5.9 million increase in Affiliate equity compensation expense.
Selling, general and administrative expenses decreased $5.3 million or 6% for the three months ended March 31, 2020, primarily due to a $4.5 million decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management, a $3.5 million decrease in renewal commissions, and a $1.4 million decrease in travel-related expenses.  These decreases were partially offset by a $4.0 million increase in reserves on notes receivable.
Intangible amortization and impairments decreased $9.0 million or 30% for the three months ended March 31, 2020, primarily due to an $8.4 million reduction in amortization expense related to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.
Interest expense increased $1.3 million or 7% for the three months ended March 31, 2020, primarily due to a $4.2 million increase from our junior subordinated notes issued in March 2019. This increase was partially offset by a $2.2 million decrease due to lower borrowings on our senior unsecured multicurrency revolving credit facility (the “revolver”) and a $1.0 million decrease from lower interest rates on our senior unsecured term loan facility (the “term loan”).
There were no significant changes in Depreciation and other amortization and Other expenses (net) for the three months ended March 31, 2020.

Equity Method Loss (Net)
For a majority of our Affiliates accounted for under the equity method, we use structured partnership interests in which we contractually share in the Affiliate’s revenue less agreed-upon expenses. We also use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. Our share of earnings or losses from Affiliates accounted for under the equity method, net of amortization and impairments, is included in Equity method loss (net).
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method loss (net):

	For the Three Months Ended March 31,
(in millions, except as noted)	2019	2020	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$373.6	$311.1	(17)%
Equity method revenue	$708.9	$745.8	5%

Financial Performance Measures
Equity method earnings	$80.1	$66.1	(17)%
Equity method intangible amortization and impairments	(438.2)	(179.3)	(59)%
Equity method loss (net)	$(358.1)	$(113.2)	(68)%
Our equity method revenue increased $36.9 million or 5% for the three months ended March 31, 2020, due to a $106.5 million or 15% increase from performance based fees, offset by a $69.6 million or 10% decrease from asset based fees. The decrease in asset based fees was primarily due to a 17% decrease in equity method Affiliate average assets under management. This decline, which was principally in our alternative strategies, was primarily due to declines in the financial markets as a result of COVID-19 as well as net client cash outflows. This decrease was partially offset by a 7% increase in our equity method asset based fee ratio, principally due to the disposition of certain Affiliates with lower asset based fee ratios and a change in the composition of assets under management.
While equity method revenue increased $36.9 million or 5% for the three months ended March 31, 2020, equity method earnings decreased $14.0 million or 17%. Equity method earnings decreased due to a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses and the recognition of performance fees at Affiliates in which we hold less of an economic interest as compared to the three months ended March 31, 2019.
Equity method intangible amortization and impairments decreased $258.9 million or 59% for the three months ended March 31, 2020, primarily due to a $275.0 million decrease in expenses to reduce the carrying value to fair value of certain Affiliates. See Note 10 of our Consolidated Financial Statements. This decrease was partially offset by a $16.1 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended March 31,
(in millions)	2019	2020	% Change
Investment and other income	$8.0	$2.4	(70)%
Investment and other income decreased $5.6 million or 70% for the three months ended March 31, 2020, primarily due to a $12.0 million net decrease from the valuation and realized gains on sales of Investments in marketable securities, partially offset by a $6.9 million increase from foreign currency translation.
Income Tax Expense (Benefit)

The following table presents our Income tax expense (benefit):

	For the Three Months Ended March 31,
(in millions)	2019	2020	% Change
Income tax expense (benefit)	$(61.8)	$2.2	N.M.(1)
__________________________

(1)	Percentage change is not meaningful.
Income tax expense increased $64.0 million for the three months ended March 31, 2020, primarily due to a decrease in losses before income taxes attributable to the controlling interest, principally due to a $244.9 million decrease in Equity method loss (net).
Net Income (Loss)
The following table presents Net income (loss), Net income (non-controlling interests) and Net loss (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2019	2020	% Change
Net income (loss)	$(133.0)	$40.0	N.M.(1)
Net income (non-controlling interests)	67.8	55.6	(18)%
Net loss (controlling interest)	(200.8)	(15.6)	(92)%
__________________________

(1)	Percentage change is not meaningful.
Net loss (controlling interest) decreased $185.2 million or 92% for the three months ended March 31, 2020, primarily due to a $244.9 million decrease in Equity method loss (net) and a $5.2 million decrease in consolidated intangible amortization and impairments expense attributable to the controlling interest. These decreases were partially offset by a $65.0 million increase in Income tax expense attributable to the controlling interest.
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments, certain Affiliate equity expenses, gains and losses on general partner and seed capital investments, and adjustments to our contingent payment arrangements. We believe that many investors use this measure when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (loss) (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net loss (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2019	2020
Net loss (controlling interest)	$(200.8)	$(15.6)
Interest expense	18.2	19.5
Income taxes	(64.8)	0.2
Intangible amortization and impairments(1)	459.8	195.7
Other items(2)	3.2	0.6
Adjusted EBITDA (controlling interest)	$215.6	$200.4
___________________________

(1)
Intangible amortization and impairments in our Consolidated Statement of Income includes amortization attributable to our non-controlling interests. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method loss (net).

The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2019	2020
Consolidated intangible amortization and impairments	$29.6	$20.6
Consolidated intangible amortization (non-controlling interests)	(8.0)	(4.2)
Equity method intangible amortization and impairments	438.2	179.3
Total	$459.8	$195.7
For the three months ended March 31, 2019 and 2020, equity method intangible amortization and impairments includes $415.0 million and $140.0 million, respectively, of non-cash expenses to reduce the carrying value to fair value of certain Affiliates.

(2)
Other items includes depreciation and adjustments to contingent payment arrangements. Beginning with the three months ended March 31, 2020, other items also includes certain Affiliate equity expenses and gains and losses on general partner and seed capital investments. These changes were made to improve the comparability of performance between periods. Prior periods have not been revised as the amounts were not significant.

Economic Net Income (controlling interest) and Economic Earnings Per Share
As supplemental information, we also provide non-GAAP performance measures that we refer to as Economic net income (controlling interest) and Economic earnings per share. We believe Economic net income (controlling interest) and Economic earnings per share are important measures because they represent our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improve comparability of performance between periods. Economic net income (controlling interest) and Economic earnings per share are used by our management and Board of Directors as our principal performance benchmarks, including as one of the measures for aligning executive compensation with stockholder value. These non-GAAP performance measures are provided in addition to, but not as substitutes for, Net income (loss) (controlling interest) and Earnings per share (diluted) or other GAAP performance measures.
We adjust Net income (loss) (controlling interest) to calculate Economic net income (controlling interest) by adding back our share of pre-tax intangible amortization and impairments attributable to intangible assets (including the portion attributable to equity method investments in Affiliates) because these expenses do not correspond to the changes in the value of these assets, which do not diminish predictably over time. We also add back the deferred taxes attributable to intangible assets because we believe it is unlikely these accruals will be used to settle material tax obligations. Further, we add back other economic items to improve comparability of performance between periods.

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
The following table presents a reconciliation of Net loss (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended March 31,
(in millions, except per share data)	2019	2020
Net loss (controlling interest)	$(200.8)	$(15.6)
Intangible amortization and impairments(1)	459.8	195.7
Intangible-related deferred taxes(2)	(93.8)	(31.0)
Other economic items(3)	3.8	2.2
Economic net income (controlling interest)	$169.0	$151.3
Average shares outstanding (diluted)	51.9	47.8
Stock options and restricted stock units	0.0	0.0
Average shares outstanding (adjusted diluted)	51.9	47.8
Economic earnings per share	$3.26	$3.16
___________________________

(1)	See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(2)
For the three months ended March 31, 2019 and 2020, intangible-related deferred taxes decreased $103.8 million and $35.0 million, respectively, as a result of expenses to reduce the carrying value to fair value as described in note (1) to the table in “Adjusted EBITDA (controlling interest).”

(3)
For the three months ended March 31, 2019 and 2020, other economic items were net of income tax expense of $0.2 million and $1.1 million, respectively. Other economic items includes non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements), tax windfalls and shortfalls from share-based compensation and certain Affiliate equity expenses. Beginning with the three months ended March 31, 2020, other economic items also includes gains and losses on general partner and seed capital investments. These changes were made to improve the comparability of performance between periods. Prior periods have not been revised as the amounts were not significant.

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

Cash and cash equivalents were $592.2 million as of March 31, 2020 and were attributable to both the controlling and non-controlling interests. For the three months ended March 31, 2020, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash during the quarter were for investments in existing Affiliates primarily through repurchases of Affiliate equity interests, the return of capital through share repurchases and the payment of cash dividends on our common stock and distributions to non-controlling interests. We expect the primary uses of capital for the foreseeable future to be for investments in new Affiliates, investments in existing Affiliates through repurchases of Affiliate equity interests, the return of capital through share repurchases, distributions to non-controlling interests and the repayment of debt.

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

The following table presents operating, investing and financing cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2019	2020
Operating cash flow	$(17.9)	$85.6
Investing cash flow	(0.1)	15.9
Financing cash flow	(243.7)	(37.7)

Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items and timing differences in the cash settlement of assets and liabilities.

For the three months ended March 31, 2020, Cash flows from operating activities were $85.6 million, primarily from Net income of $40.0 million, adjusted for distributions of earnings received from equity method investments of $124.4 million, Equity method loss (net) of $113.2 million and non-cash expenses for share-based compensation and Affiliate equity expense of $24.8 million and Intangible amortization and impairments of $20.6 million. These items were partially offset by timing differences in the cash settlement of payables, accrued liabilities and other liabilities of $209.6 million, primarily due to the payment of incentive compensation.
Investing Cash Flow
For the three months ended March 31, 2020, Cash flows from investing activities were $15.9 million, principally due to sales of investment securities of $31.1 million, partially offset by purchases of investment securities of $11.9 million. These activities were primarily attributable to the controlling interest.
Financing Cash Flow
For the three months ended March 31, 2020, Cash flows used in financing activities were $37.7 million, primarily due to $99.6 million of distributions to non-controlling interests, the return of $95.5 million of capital to shareholders through share repurchases and dividends on our common stock and $84.4 million of Affiliate equity repurchases, net of issuances. Cash flows used in financing activities is partially offset by the receipt of $250.0 million of borrowings under our revolver. These activities were primarily attributable to the controlling interest.
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
As of March 31, 2020, our current redemption value of $581.8 million for these interests (including $18.6 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $84.4 million for Affiliate equity repurchases, net of issuances during the three months ended March 31, 2020, and we expect to repurchase approximately $135 million of Affiliate equity during the remainder of 2020. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity. See Notes 13 and 14 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2019 and January 2019 to repurchase up to 6.0 million and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. During the three months ended March 31, 2020, we repurchased 0.9 million shares of our common stock, at an average price per share of $78.27. As of March 31, 2020, there were a total of 6.0 million shares available for repurchase under our October 2019 and January 2019 share repurchase programs.
Debt

The following table presents the carrying value of our outstanding indebtedness. See Note 5 of our Consolidated Financial Statements:

(in millions)	December 31, 2019	March 31, 2020
Senior bank debt	$450.0	$700.0
Senior notes	746.8	747.0
Junior convertible securities	315.4	316.1
Junior subordinated notes	290.7	290.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
We have a $1.25 billion revolver and a $450.0 million term loan (together, the “credit facilities”). The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.

As of March 31, 2020, we had outstanding borrowings under the revolver of $250.0 million. As of March 31, 2020, we were in compliance with all terms of our credit facilities and had $1.0 billion of remaining capacity under our revolver, all of which we could borrow and remain in compliance with our credit facilities.

Equity Distribution Program

We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of March 31, 2020, no sales had occurred under the equity distribution program.
Derivatives
In March 2020, we entered into an interest rate swap contract (the “interest rate swap”) with a financial institution, which will expire in March 2023. The interest rate swap, which is designated as a cash flow hedge, is used to exchange our LIBOR-based interest payments for fixed rate payments. Under the contract, we receive payments based on a one month LIBOR and make payments based on an annual fixed rate of 0.5135% on a notional amount of $250.0 million.

In March 2020, we terminated our forward contracts and corresponding collar contracts entered into in 2018, and we received net proceeds of $24.9 million upon settlement. See Note 6 of our Consolidated Financial Statements.
Commitments
See Note 7 of our Consolidated Financial Statements.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2020. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Contractual Obligations
Senior bank debt	$700.0	$—	$—	$700.0	$—
Senior notes	885.4	14.6	58.5	450.0	362.3
Junior convertible securities	824.6	16.6	44.4	44.4	719.2
Junior subordinated notes	996.3	13.2	35.3	35.3	912.5
Leases(1)	240.0	32.6	74.4	52.7	80.3
Affiliate equity repurchase obligations(2)	115.1	115.1	—	—	—
Other obligations(3)	95.1	31.0	64.1	—	—
Total contractual obligations	$3,856.5	$223.1	$276.7	$1,282.4	$2,074.3
Contingent Obligations
Contingent payment arrangements(4)	$47.5	$—	$35.0	$12.5	$—
___________________________

(1)	The total controlling interest portion is $59.4 million ($9.9 million through 2020, $23.1 million in 2021-2022, $17.3 million in 2023-2024 and $9.1 million thereafter).

(2)	The Affiliate equity repurchase obligations disclosed in the table represent the fair value of obligations put to us and outstanding as of March 31, 2020.

(3)	The other obligations disclosed in the table represent obligations to make investments in an Affiliate and for liabilities at certain consolidated Affiliates as of March 31, 2020.

(4)
The contingent payment arrangements disclosed in the table represent the expected settlement amounts. The maximum contingent obligation that may become payable is $150.0 million in 2021, $77.5 million in 2022 and $62.5 million from 2023 through 2025.

The table above does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $127.0 million and $65.2 million, respectively. These items are excluded as we cannot predict the timing of when such obligations will be paid.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2019 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2020. Please refer to the below as well as the additional disclosures in Item 7A of our 2019 Annual Report on Form 10-K.
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
As of March 31, 2020, we estimate a proportional 1% change in the value of our assets under management would have resulted in an annualized change in asset based fees in Consolidated revenue of $15.1 million for our consolidated Affiliates and in asset based fees in equity method revenue of $13.4 million for our Affiliates accounted for under the equity method.

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
PART II—OTHER INFORMATION
Item 1A. Risk Factors

The following is an update to the risk factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The outbreak of the recent coronavirus, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.
As of the date of this Form 10-Q, there is an outbreak of a novel and highly contagious form of coronavirus, COVID-19, which the World Health Organization has declared a Public Health Emergency of International Concern. The outbreak of COVID-19 has adversely impacted the global economy and contributed to significant volatility in equity and debt markets.  Many jurisdictions have instituted quarantines, prohibitions on travel and the closure of schools, offices and other public venues.  Businesses are implementing similar precautionary measures.  Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in economic activity.

These developments, including the duration and spread of the outbreak and the impact on the global economy and financial markets, as well as the extent of the impact on us and our Affiliates, are uncertain and difficult to predict and will depend on a number of factors, including actions taken by governmental authorities and other third parties that are not within our control. Our financial results depend on our Affiliates’ receipt of asset and performance based fees, and their ability to maintain historic asset based fee levels during this period has been impacted by declines in the market value of assets under management and other factors related to the COVID-19 outbreak, with a corresponding impact on our aggregate fees and earnings.  If financial markets remain depressed for a prolonged period or worsen as a result of the COVID-19 pandemic, our assets under management, aggregate fees and earnings will be further adversely affected and our intangible assets could become impaired. These developments may also increase our costs of capital or reduce the availability of credit, or adversely change the interest rates or credit ratings applicable to us. Further, our growth strategy depends in part upon our ability to make investments in boutique investment management firms and to pursue other strategic partnerships.  Our ability to pursue these transactions may be impacted during the period of market and economic disruption relating to COVID-19, as a result of the availability of capital or other factors.  Additionally, although we maintain contingency plans for pandemic outbreaks, the spread of COVID-19, or an outbreak of another contagious disease, could also impact the availability of key personnel necessary to conduct our or our Affiliates’ businesses or the business and operations of third parties that perform critical services for our or our Affiliates’ businesses.

These factors and others relating to the COVID-19 outbreak, or of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations, or cause volatility in the market price of our common stock.  See our most recent Annual Report on Form 10-K for additional information on certain risks that could affect our and our Affiliates’ business, any of which could be exacerbated as a result of the COVID-19 pandemic or any similar pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1-31, 2020	88,708	$79.47	88,708	$79.47	6,810,265
February 1-29, 2020	529,959	81.49	519,959	81.46	6,290,306
March 1-31, 2020	291,428	71.34	280,078	71.97	6,010,228
Total	910,095	78.04	888,745	78.27
____________________________

(1)
Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions and 21,350 shares purchased in open market transactions by the President and Chief Executive Officer and Chief Financial Officer of the Company. These purchases were previously disclosed in Form 4 filings with the Securities and Exchange Commission.

(2)
Our Board of Directors authorized share repurchase programs in October 2019 and January 2019 to repurchase up to 6.0 million and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of March 31, 2020, there were a total of 6.0 million shares available for repurchase under our October 2019 and January 2019 share repurchase programs.

Item 6.	Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Annual Director Compensation*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three-month periods ended March 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2020 and 2019, (iii) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Equity for the three-month periods ended March 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 4, 2020	/s/ THOMAS M. WOJCIK
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