Form 10-Q
period 2020-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2020-10-30
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(800) 345-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	AMG	New York Stock Exchange
5.875% Junior Subordinated Notes due 2059	MGR	New York Stock Exchange
4.750% Junior Subordinated Notes due 2060	MGRB	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 45,361,059 shares of the registrant’s common stock outstanding on October 28, 2020.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Consolidated revenue	$549.0	$494.8	$1,684.0	$1,473.2

Consolidated expenses:
Compensation and related expenses	222.0	212.5	708.2	636.9
Selling, general and administrative	91.5	74.1	283.3	237.9
Intangible amortization and impairments	21.1	31.9	72.0	133.4
Interest expense	19.5	23.8	57.4	65.6
Depreciation and other amortization	6.2	4.6	16.7	14.7
Other expenses (net)	13.1	12.3	36.2	34.6
Total consolidated expenses	373.4	359.2	1,173.8	1,123.1

Equity method income (loss) (net)	10.3	17.0	(318.5)	(78.8)

Investment and other income	6.7	12.7	22.0	2.9
Income before income taxes	192.6	165.3	213.7	274.2

Income tax expense	30.5	37.5	4.4	43.0
Net income	162.1	127.8	209.3	231.2

Net income (non-controlling interests)	(75.8)	(56.5)	(216.1)	(144.9)
Net income (loss) (controlling interest)	$86.3	$71.3	$(6.8)	$86.3

Average shares outstanding (basic)	50.4	46.3	51.1	47.1
Average shares outstanding (diluted)	50.4	46.5	51.1	47.2

Earnings (loss) per share (basic)	$1.71	$1.54	$(0.13)	$1.83
Earnings (loss) per share (diluted)	$1.71	$1.53	$(0.13)	$1.83

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Net income	$162.1	$127.8	$209.3	$231.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(37.6)	24.7	(24.9)	(51.4)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.5	0.2	1.0	(2.1)
Other comprehensive income (loss), net of tax	(37.1)	24.9	(23.9)	(53.5)
Comprehensive income	125.0	152.7	185.4	177.7
Comprehensive income (non-controlling interests)	(68.6)	(65.9)	(208.2)	(137.5)
Comprehensive income (loss) (controlling interest)	$56.4	$86.8	$(22.8)	$40.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2019	September 30, 2020
Assets
Cash and cash equivalents	$539.6	$929.4
Receivables	417.1	404.8
Investments in marketable securities	59.4	68.2
Goodwill	2,651.7	2,638.8
Acquired client relationships (net)	1,182.0	1,035.2
Equity method investments in Affiliates (net)	2,195.6	1,974.7
Fixed assets (net)	92.3	81.6
Other investments	211.8	223.5
Other assets	304.0	313.3
Total assets	$7,653.5	$7,669.5
Liabilities and Equity
Payables and accrued liabilities	$634.6	$514.8
Debt	1,793.8	2,310.8
Deferred income tax liability (net)	450.2	400.4
Other liabilities	359.1	463.1
Total liabilities	3,237.7	3,689.1
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	916.7	652.0
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2019 and 2020)	0.6	0.6
Additional paid-in capital	707.2	764.1
Accumulated other comprehensive loss	(108.8)	(154.9)
Retained earnings	3,819.8	3,890.1
	4,418.8	4,499.9
Less: Treasury stock, at cost (10.4 shares in 2019 and 13.1 shares in 2020)	(1,481.3)	(1,651.0)
Total stockholders' equity	2,937.5	2,848.9
Non-controlling interests	561.6	479.5
Total equity	3,499.1	3,328.4
Total liabilities and equity	$7,653.5	$7,669.5

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended September 30, 2019	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2019	$0.6	$835.8	$(95.1)	$3,743.7	$(1,259.7)	$600.5	$3,825.8
Net income	—	—	—	86.3	—	75.8	162.1
Other comprehensive loss	—	—	(29.9)	—	—	(7.2)	(37.1)
Share-based compensation	—	11.7	—	—	—	—	11.7
Common stock issued under share-based incentive plans	—	(0.1)	—	—	0.4	—	0.3
Share repurchases	—	(7.5)	—	—	(102.5)	—	(110.0)
Dividends ($0.32 per share)	—	—	—	(16.4)	—	—	(16.4)
Affiliate equity activity:
Affiliate equity compensation	—	2.3	—	—	—	6.9	9.2
Issuances	—	(2.0)	—	—	—	2.3	0.3
Repurchases	—	3.9	—	—	—	—	3.9
Changes in redemption value of Redeemable non-controlling interests	—	(101.5)	—	—	—	—	(101.5)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(31.2)	(31.2)
Distributions to non-controlling interests	—	—	—	—	—	(83.9)	(83.9)
September 30, 2019	$0.6	$742.6	$(125.0)	$3,813.6	$(1,361.8)	$563.2	$3,633.2

Three Months Ended September 30, 2020	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2020	$0.6	$768.2	$(170.4)	$3,819.3	$(1,563.0)	$487.2	$3,341.9
Net income	—	—	—	71.3	—	56.5	127.8
Other comprehensive income	—	—	15.5	—	—	9.4	24.9
Share-based compensation	—	15.7	—	—	—	—	15.7
Common stock issued under share-based incentive plans	—	(1.1)	—	—	1.0	—	(0.1)
Share repurchases	—	4.6	—	—	(89.0)	—	(84.4)
Dividends ($0.01 per share)	—	—	—	(0.5)	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	3.5	—	—	—	6.0	9.5
Issuances	—	2.9	—	—	—	0.2	3.1
Repurchases	—	21.0	—	—	—	(2.2)	18.8
Changes in redemption value of Redeemable non-controlling interests	—	(50.7)	—	—	—	—	(50.7)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Distributions to non-controlling interests	—	—	—	—	—	(77.4)	(77.4)
September 30, 2020	$0.6	$764.1	$(154.9)	$3,890.1	$(1,651.0)	$479.5	$3,328.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Nine Months Ended September 30, 2019	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2018	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
Impact of adoption of new accounting standard (ASU 2018-02)	—	—	—	(6.6)	—	—	(6.6)
Net income (loss)	—	—	—	(6.8)	—	216.1	209.3
Other comprehensive loss	—	—	(16.0)	—	—	(7.9)	(23.9)
Share-based compensation	—	30.7	—	—	—	—	30.7
Common stock issued under share-based incentive plans	—	(34.0)	—	—	28.0	—	(6.0)
Share repurchases	—	(7.5)	—	—	(243.2)	—	(250.7)
Dividends ($0.96 per share)	—	—	—	(49.8)	—	—	(49.8)
Issuance costs and other	—	0.2	—	—	—	—	0.2
Affiliate equity activity:
Affiliate equity compensation	—	7.3	—	—	—	24.9	32.2
Issuances	—	(3.4)	—	—	—	14.4	11.0
Repurchases	—	11.6	—	—	—	—	11.6
Changes in redemption value of Redeemable non-controlling interests	—	(97.9)	—	—	—	—	(97.9)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(85.6)	(85.6)
Capital contributions and other	—	—	—	—	—	0.4	0.4
Distributions to non-controlling interests	—	—	—	—	—	(276.6)	(276.6)
September 30, 2019	$0.6	$742.6	$(125.0)	$3,813.6	$(1,361.8)	$563.2	$3,633.2

Nine Months Ended September 30, 2020	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1
Net income	—	—	—	86.3	—	144.9	231.2
Other comprehensive loss	—	—	(46.1)	—	—	(7.4)	(53.5)
Share-based compensation	—	46.4	—	—	—	—	46.4
Common stock issued under share-based incentive plans	—	(40.9)	—	—	34.4	—	(6.5)
Share repurchases	—	0.1	—	—	(204.1)	—	(204.0)
Dividends ($0.34 per share)	—	—	—	(16.0)	—	—	(16.0)
Affiliate equity activity:
Affiliate equity compensation	—	11.4	—	—	—	24.9	36.3
Issuances	—	1.1	—	—	—	18.8	19.9
Repurchases	—	57.4	—	—	—	(13.5)	43.9
Changes in redemption value of Redeemable non-controlling interests	—	(18.6)	—	—	—	—	(18.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(5.6)	(5.6)
Capital contributions and other	—	—	—	—	—	4.9	4.9
Distributions to non-controlling interests	—	—	—	—	—	(249.1)	(249.1)
September 30, 2020	$0.6	$764.1	$(154.9)	$3,890.1	$(1,651.0)	$479.5	$3,328.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2020
Cash flow from (used in) operating activities:
Net income	$209.3	$231.2
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	72.0	133.4
Depreciation and other amortization	16.7	14.7
Deferred income tax (benefit) expense	(77.0)	10.6
Equity method loss (net)	318.5	78.8
Distributions of earnings received from equity method investments	210.4	197.2
Share-based compensation and Affiliate equity expense	62.9	82.7
Other non-cash items	(11.5)	20.3
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	—	(83.5)
Sales of securities by consolidated Affiliate sponsored investment products	5.5	77.6
(Increase) decrease in receivables	(91.5)	9.0
Increase in other assets	(4.0)	(8.5)
Decrease in payables, accrued liabilities and other liabilities	(94.7)	(136.7)
Cash flow from operating activities	616.6	626.8
Cash flow from (used in) investing activities:
Investments in Affiliates	(162.3)	(2.4)
Divestments of Affiliates	28.8	—
Purchase of fixed assets	(6.4)	(6.8)
Purchase of investment securities	(33.1)	(35.7)
Sale of investment securities	33.1	36.9
Cash flow used in investing activities	(139.9)	(8.0)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt and senior notes	470.7	874.8
Repayments of senior bank debt	(510.0)	(350.0)
Repurchases of common stock (net)	(223.4)	(213.0)
Dividends paid on common stock	(49.6)	(16.3)
Distributions to non-controlling interests	(276.6)	(249.1)
Affiliate equity repurchases and issuances (net)	(74.8)	(232.5)
Other financing items	29.5	(35.4)
Cash flow used in financing activities	(634.2)	(221.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.9)	(5.3)
Net (decrease) increase in cash and cash equivalents	(160.4)	392.0
Cash and cash equivalents at beginning of period	565.5	539.6
Effect of deconsolidation of Affiliates and Affiliate sponsored investment products	(2.6)	(2.2)
Cash and cash equivalents at end of period	$402.5	$929.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes additional information about its operations, financial position and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.
2.Accounting Standards and Policies
Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.

Recent Accounting Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity. The standard is effective for interim and annual periods beginning after December 15, 2021 for the Company and its consolidated Affiliates, and is effective for interim and annual periods beginning after December 15, 2023 for the Company’s Affiliates accounted for under the equity method. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In June 2020, the FASB extended the effective date of ASU 2016-02, Leases for the Company’s Affiliates accounted for under the equity method. After the extension, ASU 2016-02 is effective for annual periods beginning after December 15, 2021 and interims periods beginning after December 15, 2022. The Company does not expect the adoption of this standard by its equity method investments to have a significant impact to its Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard is effective for interim and annual periods beginning after December 15, 2020 for the Company and its consolidated Affiliates, and is effective for annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022 for the Company’s Affiliates accounted for under the equity method. The Company does not expect the adoption of this standard to have a significant impact to its Consolidated Financial Statements.
3.Investments in Marketable Securities
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of Investments in marketable securities:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2019	September 30, 2020
Cost	$57.9	$67.5
Unrealized gains	2.1	2.4
Unrealized losses	(0.6)	(1.7)
Fair value	$59.4	$68.2
The Company recorded proceeds of $2.9 million and $21.4 million for the three and nine months ended September 30, 2019, respectively, and $16.7 million and $80.8 million for the three and nine months ended September 30, 2020, respectively, from the sale of investments in marketable securities. No significant gains or losses were recorded for the three and nine months ended September 30, 2019 and 2020.
As of December 31, 2019 and September 30, 2020, Investments in marketable securities includes consolidated Affiliate sponsored investment products with fair values of $38.1 million and $43.4 million, respectively.
4.Investments in Affiliates and Affiliate Sponsored Investment Products
In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards and significant terms of each of its Affiliates and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently, and when the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE, which, for the Company, are Affiliate investments structured as partnerships (or similar entities) where the Company is a limited partner and lacks substantive kick-out or substantive participation rights over the general partner. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.

The Company consolidates VREs when it has control over significant operating, financial and investing decisions of the entity. When the Company lacks such control, but is deemed to have significant influence, the Company accounts for the VRE under the equity method. Other investments in which the Company does not have rights to exercise significant influence are recorded at fair value, with changes in fair value recorded in Investment and other income on the Consolidated Statements of Income.

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company periodically performs assessments to determine if the fair value of an investment may have declined below its related carrying value for its Affiliates accounted for under the equity method for a period that the Company considers to be other-than temporary. Where the Company believes that such declines may have occurred, the Company determines the amount of impairment using valuation methods, such as discounted cash flow analyses. Impairments are recorded as an expense in Equity method income (loss) (net) to reduce the carrying value of the Affiliate to its fair value.
The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2019		September 30, 2020
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,141.4	$1,843.0	$1,085.2	$1,812.3

As of December 31, 2019 and September 30, 2020, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,195.6 million and $1,974.7 million, respectively, including Affiliates accounted for under the equity method considered VREs of $352.6 million and $162.4 million, respectively.

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

The Company’s carrying value, and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its and its consolidated Affiliate’s interest in the unconsolidated net assets of the respective products. The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2019		September 30, 2020
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,282.1	$0.9	$2,309.7	$0.7

5.Debt
The following table summarizes the Company’s Debt:

	December 31, 2019	September 30, 2020
Senior bank debt	$449.7	$349.8
Senior notes	743.8	1,091.5
Junior convertible securities	310.6	313.1
Junior subordinated notes	289.7	556.4
Debt	$1,793.8	$2,310.8

The Company’s senior notes, junior convertible securities and junior subordinated notes are carried at amortized cost. Unamortized discounts and debt issuance costs are presented in the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.

Senior Bank Debt

The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on January 18, 2024, and the term loan matures on January 18, 2023. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. For the three months ended September 30, 2020, the interest rate for the Company’s borrowings under the term loan was LIBOR plus 0.875%. As of December 31, 2019 and September 30, 2020, the Company had no outstanding borrowings under the revolver.

Senior Notes
In the second quarter of 2020, the Company issued $350.0 million of senior unsecured notes with a maturity date of June 15, 2030 (the “2030 senior notes”). The 2030 senior notes bear interest at a fixed rate of 3.3% per annum. Interest is payable semi-annually, and the Company has the right to redeem the 2030 senior notes at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture governing the 2030 senior notes limits the Company's ability to consolidate, merge or sell all or substantially all of its assets and requires the Company to make an offer to repurchase the 2030 senior notes upon certain change of control triggering events.
Junior Subordinated Notes
In September 2020, the Company issued $275.0 million of junior subordinated notes with a maturity date of September 30, 2060 (the “2060 junior subordinated notes”). The 2060 junior subordinated notes bear interest at a fixed rate of 4.750% per annum. Interest is payable quarterly, commencing on December 30, 2020, and the Company has the right to defer interest payments in accordance with the terms of the notes. The 2060 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of the Company’s current and future senior indebtedness. On or after September 30, 2025, at the Company’s option, the 2060 junior subordinated notes may be redeemed in whole or in part, at 100% of the principal amount, plus any accrued and unpaid interest. Prior to September 30, 2025, at the Company’s option, the 2060 junior subordinated notes may be redeemed in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the 2060 junior subordinated notes.
6.Derivative Financial Instruments

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

In the first quarter of 2020, the Company entered into an interest rate swap contract (the “interest rate swap”) with a large financial institution (the “swap counterparty”), which will expire in March 2023. The interest rate swap, which is designated as a cash flow hedge, is used to exchange the Company’s LIBOR-based interest payments for fixed rate payments. The Company receives payments based on one month LIBOR and makes payments based on an annual fixed rate of 0.5135% on a notional amount of $250.0 million. The terms of the contract also require the Company and the swap counterparty to post cash collateral in certain circumstances throughout the duration of the contract. As of September 30, 2020, the Company held no cash collateral from the swap counterparty, and the swap counterparty held $2.2 million of cash collateral from the Company.

Changes in the fair values of cash flow hedges are reported in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income. Upon termination of the interest rate swap or the repayment of the Company’s outstanding LIBOR-based borrowings, any gain or loss recorded in Accumulated other comprehensive (loss) in the Consolidated Balance Sheets will be reclassified into earnings. Changes in the fair values of the effective net investment hedges are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. Upon the sale or liquidation of the underlying investment, any gain or loss remaining in Accumulated other comprehensive loss related to the forward and collar contracts will be reclassified to earnings. The Company assesses hedge effectiveness on a quarterly basis.

Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, which were not significant.

The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2019		September 30, 2020
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$23.8	$(1.0)	$2.6	$(1.9)
Put options	—	(31.0)	—	—
Call options	15.1	—	—	—
Interest rate swap	—	—	—	(2.1)
Total	$38.9	$(32.0)	$2.6	$(4.0)

The forward and collar contracts entered into in 2018 included a set-off right and were therefore, presented on a net basis in Other assets; they were $5.7 million as of December 31, 2019. The Company and certain of its consolidated Affiliates have also entered into contracts that do not include set-off rights and are therefore, presented on a gross basis in Other assets and Other liabilities; they were $2.2 million and $1.0 million, respectively, as of December 31, 2019 and $2.6 million and $4.0 million, respectively, as of September 30, 2020.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the effects of derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Three Months Ended September 30,
	2019			2020
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain (Loss) Recognized in Earnings from Excluded Components(1)
Forward contracts	$22.8	$(0.0)	$3.5	$0.4	$0.1	$—
Put options	(8.4)	—	—	—	—	—
Call options	(7.5)	—	—	—	—	—
Interest rate swap	—	—	—	(0.1)	—	—
Total	$6.9	$(0.0)	$3.5	$0.3	$0.1	$—

	For the Nine Months Ended September 30,
	2019			2020
	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)
Forward contracts	$32.6	$0.1	$10.4	$64.9	$0.4	$2.8
Put options	(2.8)	—	—	(47.7)	—	—
Call options	(22.5)	—	—	(1.3)	—	—
Interest rate swap	—	—	—	(2.1)	—	—
Total	$7.3	$0.1	$10.4	$13.8	$0.4	$2.8
___________________________

(1)The excluded components of the forward contracts were recognized in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense on the Consolidated Statements of Income.
7.Commitments and Contingencies
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of September 30, 2020, these unfunded commitments were $129.4 million and may be called in future periods.
As of September 30, 2020, the Company was obligated to make payments related to an investment in an Affiliate accounted for under the equity method. The maximum the Company is obligated to pay is $35.0 million in 2020 or 2021, and $37.5 million in 2022.
In addition, as of September 30, 2020, the Company was contingently liable to make payments related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $150.0 million may become payable in 2021, $77.5 million in 2022 and $62.5 million from 2023 through 2025. As of September 30, 2020, the Company expected to make payments of approximately $53 million. The Company expects to make no payments in 2020. In

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the event certain financial targets are not met at one of the Company’s Affiliates, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
Affiliate equity interests provide holders with a conditional right to put their interests to the Company over time. See Note 14. In connection with one of the Company’s investments in an Affiliate, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. If the minority owner sells its interest to the Company, then the Company will continue to account for the Affiliate under the equity method. In the fourth quarter of 2019, the Company was notified by the minority owner that it had elected to sell a 5% interest in the Affiliate to the Company. In the first quarter of 2020, with the consent of the Company, the minority owner rescinded this notice. As of September 30, 2020, the minority owner maintains a 14% ownership interest in the Affiliate.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.
8.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2019
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$59.4	$24.4	$35.0	$—
Derivative financial instruments(1)	7.9	—	7.9	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$19.8	$—	$—	$19.8
Derivative financial instruments	1.0	—	1.0	—

		Fair Value Measurements
	September 30, 2020
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$68.2	$27.5	$40.7	$—
Derivative financial instruments(1)	2.6	—	2.6	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$69.9	$—	$—	$69.9
Derivative financial instruments	4.0	—	4.0	—
__________________________
(1)Amounts are presented within Other assets.

(2)Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities
The following tables present the changes in level 3 assets and liabilities for Affiliate equity repurchase obligations:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Balance, beginning of period	$57.4	$73.3	$36.2	$19.8
Net realized and unrealized (gains) losses(1)	0.7	(0.2)	0.6	(4.1)
Purchases and issuances(2)	12.1	85.8	85.1	292.8
Settlements and reductions	(33.4)	(89.0)	(85.1)	(238.6)
Balance, end of period	$36.8	$69.9	$36.8	$69.9

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$—	$—	$—	$—
___________________________

(1)Accretion expense for these arrangements and obligations is recorded in Interest expense.

(2)Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2019			September 30, 2020
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates(2)	$19.8	(9)% - 7%	5%	$69.9	(1)% - 8%	7%
		Discount rates		14% - 17%	15%		14% - 16%	15%
___________________________
(1)Calculated by comparing the relative fair value of an obligation to its respective total.
(2)Represents growth rates of asset and performance based fees.
Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of September 30, 2020, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor investment products in which the Company and its Affiliates may make general partner and seed capital investments. The Company uses the net asset value (“NAV”) of these investments as a practical expedient for their fair values and reports these investments within Other investments on the Consolidated Balance Sheets. The following table summarizes the fair value of these investments and any related unfunded commitments:

	December 31, 2019		September 30, 2020
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$203.3	$127.2	$208.7	$129.4
Investments in other strategies(2)	8.5	—	6.3	—
Total(3)	$211.8	$127.2	$215.0	$129.4
___________________________

(1)The Company accounts for its interests in private equity funds under the equity method of accounting and, therefore, uses NAV as a practical expedient, one quarter in arrears (adjusted for current period calls and distributions) to determine the fair value. These funds primarily invest in a broad range of third-party funds and direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(2)These are multi-disciplinary funds that invest across various asset classes and strategies, including equity, credit and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.
(3)Fair value attributable to the controlling interest was $137.6 million and $145.9 million as of December 31, 2019 and September 30, 2020, respectively.
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
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2019		September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$746.8	$797.4	$1,097.2	$1,197.2	Level 2
Junior convertible securities	315.4	415.7	317.7	390.4	Level 2
Junior subordinated notes	290.7	327.7	565.7	607.9	Level 2
As of December 31, 2019, and September 30, 2020, the Company held investments without readily determinable fair values of zero and $8.5 million, respectively.
9.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2019	$2,651.7
Foreign currency translation	(11.0)
Other	(1.9)
Balance, as of September 30, 2020	$2,638.8

As of September 30, 2020, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2019	$1,248.8	$(1,039.0)	$209.8	$972.2	$1,182.0
Intangible amortization and impairments	—	(62.7)	(62.7)	(70.7)	(133.4)
Foreign currency translation	(3.2)	1.7	(1.5)	(11.9)	(13.4)
Transfers(1)	(85.7)	85.7	—	—	—
Balance, as of September 30, 2020	$1,159.9	$(1,014.3)	$145.6	$889.6	$1,035.2
(1)Transfers include acquired client relationships at Affiliates that were deconsolidated during the period.

Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the Consolidated Statements of Income for these relationships of $21.1 million and $72.0 million for the three and nine months ended September 30, 2019, respectively, and $7.0 million, and $48.2 million for the three and nine months ended September 30, 2020, respectively. Based on relationships existing as of September 30, 2020, the Company estimates that its consolidated amortization expense will be approximately $10 million for the remainder of 2020, approximately $30 million in each of 2021, 2022 and 2023, approximately $20 million in 2024 and approximately $10 million in 2025.

In the second quarter of 2020, the Company agreed with a consolidated Affiliate to strategically reposition their business and to sell its equity interest in the Affiliate. The Company recorded an expense in Intangible amortization and impairments of $32.8 million attributable to the controlling interest ($60.3 million in aggregate) to reduce the carrying value of the Affiliate’s acquired client relationships to zero as of June 30, 2020. In July 2020, the Company sold its interest in the Affiliate and the Company recorded no significant gain or loss on the transaction.

In the third quarter of 2020, the Company completed an impairment assessment of the indefinite-lived acquired client relationships at one of its Affiliates, and determined that the fair value of the asset had declined below its carrying value. Accordingly, the Company recorded an expense in Intangible amortization and impairments of $12.5 million attributable to the controlling interest ($14.0 million in aggregate) to reduce the carrying value of the asset to fair value. The decline in the fair value was a result of a projected decline in assets under management that decreased the forecasted revenue associated with the asset. The fair value of the asset was determined using a discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of (14)% for assets under management, discount rate of 15% for asset based fees, and a market participant tax rate of 25%.

In addition, the Company recorded an expense in Intangible amortization and impairments of $7.4 million attributable to the controlling interest ($10.9 million in aggregate) to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of one of its Affiliate’s retail investment products.
As of September 30, 2020, no other impairments of indefinite-lived acquired client relationships were indicated. If financial markets worsen as a result of the novel coronavirus global pandemic (“COVID-19”) or other factors, the fair values of these assets could drop below their carrying values resulting in future impairments.
10.Equity Method Investments in Affiliates
In the first quarter of 2020, the Company completed its minority investment in Comvest Partners, and in the third quarter of 2020, the Company established a minority equity interest in Inclusive Capital Partners. The Company’s purchase price allocation for each transaction was measured using financial models that included assumptions of expected market performance, net client cash flows and discount rates.
The financial results of certain Affiliates accounted for under the equity method, including those of Comvest Partners, are recognized in the Consolidated Financial Statements one quarter in arrears.
The following table presents the change in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2019	$2,195.6
Earnings	171.7
Intangible amortization and impairments	(250.5)
Distributions of earnings	(197.2)
Foreign currency translation	(21.6)
Investments in Affiliates	87.1
Other	(10.4)
Balance, as of September 30, 2020	$1,974.7
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $42.1 million and $104.1 million for the three and nine months ended September 30, 2019, respectively, and $34.3 million and $110.5 million for the three and nine months ended September 30, 2020, respectively. Based on relationships

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

existing as of September 30, 2020, the Company estimates the amortization expense attributable to its Affiliates will be approximately $40 million for the remainder of 2020, approximately $120 million in 2021, and approximately $50 million in each of 2022, 2023, 2024 and 2025.
In the first quarter of 2019, the Company recorded a $415.0 million expense to reduce the carrying value of an Affiliate to fair value. In March 2019, the Company concluded that the growth expectations of the Affiliate had declined and determined that the estimated fair value of the Affiliate had also declined meaningfully. Therefore, the Company performed a valuation to determine whether the fair value of the Affiliate had declined below its carrying value. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that included a projected compounded asset based fee growth over the first five years of (13)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary. In October 2019, the Company sold its interest in the Affiliate.

In the third quarter of 2019, the Company recorded a $10.0 million expense to reduce the carrying value of an Affiliate to fair value. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that included a projected growth rate of (20)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.

In the first quarter of 2020, the Company recorded a $140.0 million expense to reduce the carrying value of an Affiliate to fair value. The decline in the fair value was a result of a decline in assets under management and a reduction in projected growth, which decreased the forecasted revenue associated with the investment. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement, that included projected compounded growth in assets under management over the first five years of (2)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
As of September 30, 2020, the estimated fair values of the Company’s Affiliates accounted for under the equity method exceeded their carrying values. If financial markets worsen as a result of COVID-19 or other factors, or the financial performance of an Affiliate worsens as a result of net client cash outflows or performance, regardless of the performance of financial markets, the fair values of these assets could drop below their carrying values for periods considered other than temporary, resulting in future impairments.

The Company has determined that certain of its Affiliates accounted for under the equity method are significant under Rule 10-01(b)(1) of Regulation S-X. For the three and nine months ended September 30, 2019, these Affiliates recognized revenue of $122.7 million and $429.8 million, respectively, and net income of $75.2 million and $290.9 million, respectively. For the three and nine months ended September 30, 2020, these Affiliates recognized revenue of $116.2 million and $524.5 million, respectively, and net income of $74.2 million and $379.5 million, respectively.
11.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented in Other liabilities and were $38.5 million and $33.8 million as of December 31, 2019 and September 30, 2020, respectively.
The Company may invest from time to time in funds or products advised by its Affiliates. The Company’s executive officers and directors may invest from time to time in funds advised or products offered by its Affiliates on substantially the same terms as other investors. In addition, the Company and its Affiliates earn asset and performance based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. Affiliate management owners and the Company’s officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees.
The Company has related party transactions in association with its contingent payment arrangements and Affiliate equity transactions, as more fully described in Notes 7, 13 and 14.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Share-based compensation	$11.7	$15.7	$30.7	$46.4
Tax benefit	2.0	2.9	6.7	8.4

As of December 31, 2019, the Company had unrecognized share-based compensation expense of $106.6 million. As of September 30, 2020, the Company had unrecognized share-based compensation expense of $88.8 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2019	1.1	$123.70
Units granted	0.4	73.73
Units vested	(0.4)	141.67
Units forfeited	(0.0)	136.54
Performance condition changes	(0.0)	121.96
Unvested units - September 30, 2020	1.1	99.21
For the nine months ended September 30, 2019 and 2020, the Company granted restricted stock units with fair values of $60.6 million and $31.6 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to be delivered. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2019	2.3	$85.58
Options granted	0.2	74.29
Options exercised	—	—
Options forfeited	(0.0)	128.20
Performance condition changes	—	—
Unexercised options outstanding - September 30, 2020	2.5	84.03	5.2
Exercisable at September 30, 2020	0.4	128.91	1.9
For the nine months ended September 30, 2019 and 2020, the Company granted stock options with fair values of $33.3 million and $4.4 million, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The weighted average fair value of options granted was $18.36 and $18.23, per option, for the nine months ended September 30, 2019 and 2020, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Nine Months Ended September 30,
	2019	2020
Dividend yield	0.9%	1.6%
Expected volatility	26.2%	30.4%
Risk-free interest rate	2.9%	0.9%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%

13.Redeemable Non-Controlling Interests
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

The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2019(1)	$916.7
Changes attributable to consolidated Affiliate sponsored investment products	3.9
Transfers to Other liabilities	(292.8)
Transfers from Non-controlling interests	5.6
Changes in redemption value	18.6
Balance, as of September 30, 2020(1)	$652.0
___________________________
(1)As of December 31, 2019 and September 30, 2020, Redeemable non-controlling interests includes consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $21.6 million and $25.5 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. For the nine months ended September 30, 2019 and 2020, distributions paid to Affiliate equity holders (non-controlling interests) were $276.6 million and $249.1 million, respectively.

The Company periodically repurchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and its officers under agreements that provide the Company with a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals. For the nine months ended September 30, 2019 and 2020, the amount of cash paid for repurchases was $85.2 million and $249.6 million,

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

respectively. For the nine months ended September 30, 2019 and 2020, the total amount of cash received for issuances was $10.4 million and $17.1 million, respectively.

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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Controlling interest	$2.3	$3.5	$7.3	$11.4
Non-controlling interests	6.9	6.0	24.9	24.9
Total	$9.2	$9.5	$32.2	$36.3
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2019	$40.9	4 years	$124.6	6 years
September 30, 2020	37.6	4 years	115.2	5 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period and other related transactions. The total receivable was $14.8 million and $14.6 million as of December 31, 2019 and September 30, 2020, respectively, and was included in Other assets. The total payable was $19.8 million and $69.9 million as of December 31, 2019 and September 30, 2020, respectively, and was included in Other liabilities.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Net income (loss) (controlling interest)	$86.3	$71.3	$(6.8)	$86.3
(Decrease) increase in controlling interest paid-in capital from Affiliate equity issuances	(1.9)	2.9	(2.8)	1.6
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(7.6)	(65.4)	(38.2)	(226.0)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$76.8	$8.8	$(47.8)	$(138.1)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Controlling interest:
Current taxes	$24.7	$4.4	$73.7	$25.0
Intangible-related deferred taxes	3.5	27.0	(83.6)	(7.1)
Other deferred taxes	0.1	1.1	6.8	15.8
Total controlling interest	28.3	32.5	(3.1)	33.7
Non-controlling interests:
Current taxes	$2.3	$3.1	$7.7	$7.4
Deferred taxes	(0.1)	1.9	(0.2)	1.9
Total non-controlling interests	2.2	5.0	7.5	9.3
Income tax expense	$30.5	$37.5	$4.4	$43.0
Income (loss) before income taxes (controlling interest)	$114.6	$103.8	$(9.9)	$120.0
Effective tax rate (controlling interests)(1)	24.7%	31.3%	31.5%	28.1%
___________________________
(1)Taxes attributable to the controlling interest divided by income (loss) before income taxes (controlling interest).

The Company’s effective tax rate (controlling interest) increased to 31.3% for the three months ended September 30, 2020, primarily due to an $8.1 million deferred tax expense resulting from the revaluation of certain of the Company’s deferred tax liabilities due to an increase in the UK tax rate during the period.

The Company’s effective tax rate (controlling interest) decreased to 28.1% for the nine months ended September 30, 2020, primarily due to a $129.9 million increase in Income before income taxes (controlling interest) and state and foreign income tax accruals in the nine months ended September 30, 2019 that did not recur in 2020.
16.Earnings Per Share
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share available to common stockholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Numerator
Net income (loss) (controlling interest)	$86.3	$71.3	$(6.8)	$86.3
Interest expense on junior convertible securities, net of taxes	—	—	—	—
Net income (loss) (controlling interest), as adjusted	$86.3	$71.3	$(6.8)	$86.3
Denominator
Average shares outstanding (basic)	50.4	46.3	51.1	47.1
Effect of dilutive instruments:
Stock options and restricted stock units	0.0	0.2	—	0.1
Average shares outstanding (diluted)	50.4	46.5	51.1	47.2
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and items that have an anti-dilutive effect on Earnings (loss) per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2020	2019	2020
Stock options and restricted stock units	2.3	2.9	2.4	3.1
Junior convertible securities	2.2	2.2	2.2	2.2
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
For the three and nine months ended September 30, 2020, the Company repurchased 1.3 million and 2.8 million shares, respectively, of its common stock, at an average price per share of $67.82 and $72.22, respectively.
17.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended September 30,
	2019			2020
	Pre-Tax	Tax Benefit	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$(41.2)	$3.6	$(37.6)	$25.2	$(0.5)	$24.7
Change in net realized and unrealized gain on derivative financial instruments	0.5	—	0.5	0.2	—	0.2
Other comprehensive income (loss)	$(40.7)	$3.6	$(37.1)	$25.4	$(0.5)	$24.9

	For the Nine Months Ended September 30,
	2019			2020
	Pre-Tax	Tax Benefit	Net of Tax	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain (loss)	$(34.6)	$9.7	$(24.9)	$(39.7)	$(11.7)	$(51.4)
Change in net realized and unrealized gain (loss) on derivative financial instruments	1.0	—	1.0	(2.6)	0.5	(2.1)
Other comprehensive income (loss)	$(33.6)	$9.7	$(23.9)	$(42.3)	$(11.2)	$(53.5)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2019	$(177.1)	$1.2	$(175.9)
Other comprehensive loss before reclassifications	(51.4)	(2.5)	(53.9)
Amounts reclassified	—	0.4	0.4
Net other comprehensive loss	(51.4)	(2.1)	(53.5)
Balance, as of September 30, 2020	$(228.5)	$(0.9)	$(229.4)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
Executive Overview
We are a global asset management company with equity investments in high-quality boutique investment management firms, which we call our “Affiliates.” Our strategy is to generate long-term value by investing in leading independent active investment managers, through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Through our innovative partnership approach, each Affiliate’s management team retains significant equity ownership in their firm while maintaining operational autonomy. In addition, we offer centralized capabilities to our Affiliates across a variety of areas, including strategy, marketing and distribution, and product development. As of September 30, 2020, our aggregate assets under management were $653.5 billion, across a broad range of active, return-oriented strategies.
During the nine months ended September 30, 2020, the pandemic caused by the novel coronavirus (“COVID-19”) had a significant impact on the global economy, which may continue for months to come. The overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear. We and our Affiliates remain focused on the health and well-being of the individuals and families at AMG, our Affiliates, and the community at large. Given the nature of our decentralized operations and our entrepreneurial culture, we and our Affiliates remain fully operational and have experienced minimal disruption in continuing to serve our key stakeholders, most importantly our clients.  We continue to monitor the economic uncertainty related to COVID-19, and the extent of the impact on our business operations and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted.

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
The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in billions, except as noted)	2019	2020	% Change	2019	2020	% Change
Assets under management	$750.7	$653.5	(13)%	$750.7	$653.5	(13)%
Average assets under management	765.4	657.9	(14)%	770.7	652.2	(15)%
Aggregate fees (in millions)	1,130.5	961.7	(15)%	3,545.6	3,175.7	(10)%
As of and for the three and nine months ended September 30, 2020, assets under management and average assets under management exclude the assets under management of certain Affiliates in which we have repositioned or are repositioning our interests. These Affiliates are not significant to our operating performance measures or our results of operations. Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management for mutual funds and similar retail investment products represents an average of the daily net assets under management, while for institutional and high net worth clients, average assets under management represents an average of the assets at the beginning or end of each month during the applicable period.
For the three and nine months ended September 30, 2019 and 2020, aggregate fees consists of the total asset and performance based fees earned by all of our consolidated and equity method Affiliates, and includes the aggregate fees of certain Affiliates in which we have repositioned or are repositioning our interests. These Affiliates are not significant to our operating performance measures or our results of operations. For certain of our Affiliates accounted for under the equity method, we report aggregate fees and the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears. Aggregate fees is provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.
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

The outbreak of COVID-19 has created significant disruption in economic activity. The impact of the COVID-19 outbreak on our Affiliates and their clients’ demand for investment strategies is currently uncertain, and could result in changes in investor demand for our strategies in ways that cannot be predicted but could vary from recent trends. If financial markets were to worsen as a result of COVID-19 or other factors, our average assets under management and asset based fees could be adversely impacted.

The following charts present information regarding the composition of our assets under management by active, return-oriented strategy and client type as of September 30, 2020:

Assets Under Management (in billions)

___________________________

(1)Alternatives include illiquid alternative strategies, which accounted for 15% of our assets under management as of September 30, 2020.

(2)Global equities include emerging markets strategies, which accounted for 8% of our assets under management as of September 30, 2020.

The following tables present changes in our assets under management by active, return-oriented strategy and client type for the three months ended September 30, 2020:

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
June 30, 2020	$220.5	$229.2	$84.0	$104.7	$638.4
Client cash inflows and commitments	6.3	7.7	3.1	5.8	22.9
Client cash outflows	(9.9)	(13.5)	(8.5)	(5.0)	(36.9)
Net client cash flows	(3.6)	(5.8)	(5.4)	0.8	(14.0)
Market changes	1.3	15.1	5.5	3.5	25.4
Foreign exchange(1)	1.7	2.3	0.2	0.5	4.7
Realizations and distributions (net)	(0.7)	(0.1)	—	—	(0.8)
Other(2)	(0.1)	—	—	(0.1)	(0.2)
September 30, 2020	$219.1	$240.7	$84.3	$109.4	$653.5

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
June 30, 2020	$364.9	$161.8	$111.7	$638.4
Client cash inflows and commitments	9.1	8.9	4.9	22.9
Client cash outflows	(19.4)	(12.9)	(4.6)	(36.9)
Net client cash flows	(10.3)	(4.0)	0.3	(14.0)
Market changes	14.0	7.7	3.7	25.4
Foreign exchange(1)	2.5	2.0	0.2	4.7
Realizations and distributions (net)	(0.7)	(0.1)	—	(0.8)
Other(2)	—	(0.2)	—	(0.2)
September 30, 2020	$370.4	$167.2	$115.9	$653.5

By Strategy - Year to Date

	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2019	$241.2	$274.9	$100.0	$106.4	$722.5
Client cash inflows and commitments	22.6	24.9	10.8	16.7	75.0
Client cash outflows	(35.9)	(46.4)	(23.0)	(15.7)	(121.0)
Net client cash flows	(13.3)	(21.5)	(12.2)	1.0	(46.0)
New investments	3.7	—	—	—	3.7
Market changes	(9.5)	(9.5)	(2.4)	2.9	(18.5)
Foreign exchange(1)	(1.3)	(2.8)	(0.2)	(0.9)	(5.2)
Realizations and distributions (net)	(1.4)	(0.1)	—	(0.2)	(1.7)
Other(2)	(0.3)	(0.3)	(0.9)	0.2	(1.3)
September 30, 2020	$219.1	$240.7	$84.3	$109.4	$653.5

By Client Type - Year to Date

	Institutional	Retail	High Net Worth	Total
December 31, 2019	$407.2	$198.1	$117.2	$722.5
Client cash inflows and commitments	30.4	30.4	14.2	75.0
Client cash outflows	(57.2)	(48.9)	(14.9)	(121.0)
Net client cash flows	(26.8)	(18.5)	(0.7)	(46.0)
New investments	3.7	—	—	3.7
Market changes	(9.2)	(9.2)	(0.1)	(18.5)
Foreign exchange(1)	(2.6)	(2.3)	(0.3)	(5.2)
Realizations and distributions (net)	(1.4)	(0.2)	(0.1)	(1.7)
Other(2)	(0.5)	(0.7)	(0.1)	(1.3)
September 30, 2020	$370.4	$167.2	$115.9	$653.5
___________________________

(1)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.

(2)Other includes assets under management attributable to product transitions and reclassifications.

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

Aggregate fees were $961.7 million for the three months ended September 30, 2020, a decrease of $168.8 million or 15% as compared to the three months ended September 30, 2019. The decrease in our aggregate fees was due to a $165.5 million or 15% decrease from asset based fees and a $3.3 million or less than 1% decrease from performance based fees.  The decrease in asset based fees was due to a decrease in our average assets under management, principally in our alternative strategies and equities strategies due to net client cash outflows and a change in the composition of our assets under management.

Aggregate fees were $3,175.7 million for the nine months ended September 30, 2020, a decrease of $369.9 million or 10% as compared to the nine months ended September 30, 2019. The decrease in our aggregate fees was due to a $464.1 million or 13% decrease from asset based fees, partially offset by a $94.2 million or 3% increase from performance based fees.  The decrease in asset based fees was due to a decrease in our average assets under management, principally in our alternative strategies and global equity strategies due to net client cash outflows and a change in the composition of our assets under management.

Financial and Supplemental Financial Performance Measures

The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2019	2020	% Change	2019	2020	% Change
Net income (loss) (controlling interest)	$86.3	$71.3	(17)%	$(6.8)	$86.3	N.M.(1)
Adjusted EBITDA (controlling interest)(2)	206.5	181.2	(12)%	641.3	543.6	(15)%
Economic net income (controlling interest)(2)	159.4	152.1	(5)%	498.5	433.0	(13)%
___________________________

(1)Percentage change is not meaningful.

(2)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. For the three months ended September 30, 2020, our Adjusted EBITDA (controlling interest) decreased $25.3 million or 12%, primarily due to a $168.8 million or 15% decrease in aggregate fees.
While aggregate fees decreased $369.9 million or 10% in the nine months ended September 30, 2020, our Adjusted EBITDA (controlling interest) decreased $97.7 million or 15%. Adjusted EBITDA (controlling interest) decreased more than aggregate fees on a percentage basis due to a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses and the recognition of performance based fees at Affiliates in which we hold less of an economic interest. The decrease was also due to a $15.7 million increase in share-based compensation primarily due to an event that accelerated certain share-based compensation.
For the three months ended September 30, 2020, our Net income (controlling interest) decreased $15.0 million or 17%, primarily due to a $25.3 million decrease from the decline in Adjusted EBITDA (controlling interest), partially offset by a $9.3 million decrease in Intangible amortization and impairments attributable to the controlling interest.

While Adjusted EBITDA (controlling interest) decreased $97.7 million or 15%, for the nine months ended September 30, 2020, our Net income (controlling interest) increased $93.1 million. The increase in Net income (controlling interest) was primarily due to a $278.6 million decrease in equity method intangible amortization and impairments.  This increase was partially offset by a $36.2 million increase in Intangible amortization and impairments, and a $36.8 million increase in Income tax expense, both attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. In the three months ended September 30, 2020, our Economic net income (controlling interest) decreased $7.3 million or 5%. This decrease was primarily due to a $25.3 million decrease in Adjusted EBITDA (controlling interest), partially offset by a $19.3 million decrease in current and other deferred taxes attributable to the controlling interest.
In the nine months ended September 30, 2020, our Economic net income (controlling interest) decreased $65.5 million or 13%. This decrease was primarily due to a $97.7 million decrease in Adjusted EBITDA (controlling interest), partially offset by a $39.7 million decrease in current and other deferred taxes attributable to the controlling interest.
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
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2019	2020	% Change	2019	2020	% Change
Consolidated Affiliate average assets under management (in billions)	$400.3	$365.2	(9)%	$402.3	$352.3	(12)%
Consolidated revenue	$549.0	$494.8	(10)%	$1,684.0	$1,473.2	(13)%
Our Consolidated revenue decreased $54.2 million or 10% for the three months ended September 30, 2020, due to a $51.3 million or 9% decrease from asset based fees and a $2.9 million or 1% decrease from performance based fees.  The decrease in asset based fees was due to a decrease in consolidated Affiliate average assets under management, principally in our alternative strategies and U.S. equity strategies due to net client cash outflows and a change in the composition of our assets under management.

Our Consolidated revenue decreased $210.8 million or 13% for the nine months ended September 30, 2020, due to a $172.5 million or 11% decrease from asset based fees and a $38.3 million or 2% decrease from performance based fees. The decrease in asset based fees was due to a decrease in consolidated Affiliate average assets under management, principally in our alternative strategies and U.S. equity strategies due to net client cash outflows and a change in the composition of our assets under management.

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
The following table presents our Consolidated expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2019	2020		2019	2020
Compensation and related expenses	$222.0	$212.5	(4)%	$708.2	$636.9	(10)%
Selling, general and administrative	91.5	74.1	(19)%	283.3	237.9	(16)%
Intangible amortization and impairments	21.1	31.9	51%	72.0	133.4	85%
Interest expense	19.5	23.8	22%	57.4	65.6	14%
Depreciation and other amortization	6.2	4.6	(26)%	16.7	14.7	(12)%
Other expenses (net)	13.1	12.3	(6)%	36.2	34.6	(4)%
Total consolidated expenses	$373.4	$359.2	(4)%	$1,173.8	$1,123.1	(4)%

Compensation and related expenses decreased $9.5 million or 4% for the three months ended September 30, 2020, primarily due to a $13.9 million decrease in bonus and salary expenses, principally as a result of the decline in Consolidated revenue and headcount repositioning in 2019. This decrease was partially offset by a $4.0 million increase in share-based compensation expense.
Compensation and related expenses decreased $71.3 million or 10% for the nine months ended September 30, 2020, primarily due to a $91.2 million decrease in bonus and salary expenses, principally as a result of the decline in Consolidated revenue and headcount repositioning in 2019. This decrease was partially offset by a $15.7 million increase in share-based compensation, primarily due to an event that accelerated certain share-based compensation and a $4.1 million increase in Affiliate equity compensation expense.
Selling, general and administrative expenses decreased $17.4 million or 19% for the three months ended September 30, 2020, primarily due to a $5.4 million decrease in travel-related expenses, a $4.6 million decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management, and a $3.6 million decrease in renewal commissions.
Selling, general and administrative expenses decreased $45.4 million or 16% for the nine months ended September 30, 2020, primarily due to a $15.3 million decrease from sub-advisory and distribution expenses related to a decrease in consolidated Affiliate average assets under management, a $13.6 million decrease in travel-related expenses, an $11.1 million decrease in renewal commissions, and a $4.6 million decrease in costs due to the impact of office closures.
Intangible amortization and impairments increased $10.8 million or 51% for the three months ended September 30, 2020, primarily due to a $24.9 million expense to reduce the carrying value of acquired client relationships at certain of our Affiliates to fair value. See Note 9 of our Consolidated Financial Statements. These increases were partially offset by a $14.2 million reduction in amortization expense related to certain definite-lived assets being fully amortized.
Intangible amortization and impairments increased $61.4 million or 85% for the nine months ended September 30, 2020, primarily due to an $85.2 million expense to reduce the carrying value of acquired client relationships at certain of our Affiliates to fair value. See Note 9 of our Consolidated Financial Statements. These increases were partially offset by a $19.5 million reduction in amortization expense related to certain definite-lived assets being fully amortized and a $4.4 million reduction in amortization expense related to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.
Interest expense increased $4.3 million or 22% for the three months ended September 30, 2020, primarily due to a $3.5 million increase due to the termination of our pound sterling-denominated forward foreign currency contracts in March 2020 and a $2.9 million increase from our 3.3% senior unsecured notes due June 15, 2030 issued in June 2020 (the “2030 senior notes”). These increases were partially offset by a $2.4 million decrease from lower interest rates and lower borrowings on our senior unsecured term loan facility (the “term loan”).
Interest expense increased $8.2 million or 14% for the nine months ended September 30, 2020, primarily due to a $7.6 million increase due to the termination of our pound sterling-denominated forward foreign currency contracts in March 2020, a $4.3 million increase from our 5.875% junior subordinated notes issued in March 2019, and a $3.8 million increase from our 2030 senior notes. These increases were partially offset by a $7.6 million decrease from lower interest rates and lower borrowings on our term loan and our senior unsecured multicurrency revolving credit facility (the “revolver”).
There were no significant changes in Depreciation and other amortization or Other expenses (net) for the three and nine months ended September 30, 2020.

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
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2019	2020	% Change	2019	2020	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$365.1	$292.7	(20)%	$368.4	$299.9	(19)%
Equity method revenue	$581.5	$466.9	(20)%	$1,861.6	$1,702.5	(9)%

Financial Performance Measures
Equity method earnings	$62.4	$51.3	(18)%	$210.6	$171.7	(18)%
Equity method intangible amortization and impairments	(52.1)	(34.3)	(34)%	(529.1)	(250.5)	(53)%
Equity method income (loss) (net)	$10.3	$17.0	65%	$(318.5)	$(78.8)	(75)%
Our equity method revenue decreased $114.6 million or 20% for the three months ended September 30, 2020, primarily due to a $114.2 million or 20% decrease from asset based fees.  The decrease in asset based fees was primarily due to a decrease in equity method Affiliate average assets under management, principally in our alternative strategies due to net client cash outflows and a change in the composition of our assets under management.
For the three months ended September 30, 2020, equity method earnings decreased $11.1 million or 18%, primarily due to a $114.6 million or 20% decrease in equity method revenue.
Equity method intangible amortization and impairments decreased $17.8 million or 34% for the three months ended September 30, 2020, primarily due to a $10.0 million decrease in expenses to reduce the carrying value of an Affiliate to fair value. See Note 10 of our Consolidated Financial Statements. The decrease was also due to a $7.5 million reduction in amortization expense related to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.
Our equity method revenue decreased $159.1 million or 9% for the nine months ended September 30, 2020, due to a $291.4 million or 16% decrease from asset based fees, partially offset by a $132.3 million or 7% increase from performance based fees.  The decrease in asset based fees was primarily due to a decrease in equity method Affiliate average assets under management, principally in our alternative strategies due to net client cash outflows and a change in the composition of our assets under management.
While equity method revenue decreased $159.1 million or 9% for the nine months ended September 30, 2020, equity method earnings decreased $38.9 million or 18%. Equity method earnings decreased more than equity method revenue on a percentage basis due to a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses.
Equity method intangible amortization and impairments decreased $278.6 million or 53% for the nine months ended September 30, 2020, primarily due to a $285.0 million decrease in expenses to reduce the carrying value of certain Affiliates to fair value. See Note 10 of our Consolidated Financial Statements. This decrease was partially offset by an $8.0 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2019	2020	% Change	2019	2020	% Change
Investment and other income	$6.7	$12.7	90%	$22.0	$2.9	(87)%

Investment and other income increased $6.0 million or 90% for the three months ended September 30, 2020, primarily due to a $5.4 million increase in net unrealized gains on Other investments.

Investment and other income decreased $19.1 million or 87% for the nine months ended September 30, 2020, primarily due to a $22.9 million net decrease from the valuation and realized gains on sales of Investments in marketable securities and Other investments, partially offset by a $5.5 million increase from foreign currency translation.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2019	2020	% Change	2019	2020	% Change
Income tax expense	$30.5	$37.5	23%	$4.4	$43.0	N.M.(1)
___________________________
(1)Percentage change is not meaningful.

Income tax expense increased $7.0 million or 23% for the three months ended September 30, 2020, primarily due to a $10.1 million increase in deferred tax expense resulting from the revaluation of certain of our deferred tax liabilities due to an increase in the UK tax rate during the period and a $6.4 million increase in a valuation allowance against certain foreign net operating losses. These increases were partially offset by a $6.4 million capital loss benefit for an amount carried back to a year prior to the effective date of the Tax Cuts and Jobs Act and a $3.2 million decrease in estimated Global Intangible Low Tax Income (“GILTI”) expense as a result of regulatory guidance issued during the period.

Income tax expense increased $38.6 million for the nine months ended September 30, 2020, primarily due to a $129.9 million increase in Income before income taxes attributable to the controlling interest, a $10.1 million increase in deferred tax expense resulting from the revaluation of certain of our deferred tax liabilities due to an increase in the UK tax rate during the period and a $10.7 million increase in valuation allowances against certain state and foreign loss carryforwards. These increases were partially offset by $10.5 million of capital loss benefits for amounts carried back to years prior to the effective date of the Tax Cuts and Jobs Act and a $3.2 million decrease in estimated GILTI expense as a result of regulatory guidance issued during the period.
Net Income (Loss)
The following table presents Net income, Net income (non-controlling interests) and Net income (loss) (controlling interest):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2019	2020	% Change	2019	2020	% Change
Net income	$162.1	$127.8	(21)%	$209.3	$231.2	10%
Net income (non-controlling interests)	75.8	56.5	(25)%	216.1	144.9	(33)%
Net income (loss) (controlling interest)	86.3	71.3	(17)%	(6.8)	86.3	N.M.(1)
___________________________
(1)Percentage change is not meaningful.

Net income (controlling interest) decreased $15.0 million or 17% for the three months ended September 30, 2020, primarily due to a decrease in Consolidated revenue and increases in consolidated Intangible amortization and impairments, Interest expense and Income tax expense, partially offset by an increase in Equity method income (net).

Net income (controlling interest) increased $93.1 million for the nine months ended September 30, 2020, primarily due to a decrease in Equity method loss (net), partially offset by a decrease in Consolidated revenue and increases in Income tax expense and consolidated Intangible amortization and impairments.
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
The following table presents a reconciliation of Net income (loss) (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2020	2019	2020
Net income (loss) (controlling interest)	$86.3	$71.3	$(6.8)	$86.3
Interest expense	19.5	23.8	57.4	65.6
Income taxes	28.3	32.5	(3.1)	33.7
Intangible amortization and impairments(1)	68.4	59.1	583.5	341.1
Other items(2)	4.0	(5.5)	10.3	16.9
Adjusted EBITDA (controlling interest)	$206.5	$181.2	$641.3	$543.6
___________________________
(1)Intangible amortization and impairments in our Consolidated Statement of Income includes amortization attributable to our non-controlling interests. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (loss) (net). The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2019	2020	2019	2020
Consolidated intangible amortization and impairments	$21.1	$31.9	$72.0	$133.4
Consolidated intangible amortization and impairments (non-controlling interests)	(4.8)	(7.1)	(17.6)	(42.8)
Equity method intangible amortization and impairments	52.1	34.3	529.1	250.5
Total	$68.4	$59.1	$583.5	$341.1
(2)Other items includes depreciation and adjustments to contingent payment arrangements. Beginning with the first quarter of 2020, other items also includes certain Affiliate equity expenses and gains and losses on general partner and seed capital investments. These changes were made to improve the comparability of performance between periods. Prior periods have not been revised as the amounts were not significant.
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
The following table presents a reconciliation of Net income (loss) (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2019	2020	2019	2020
Net income (loss) (controlling interest)	$86.3	$71.3	$(6.8)	$86.3
Intangible amortization and impairments(1)	68.4	59.1	583.5	341.1
Intangible-related deferred taxes	3.5	27.0	(83.6)	(7.1)
Other economic items(2)	1.2	(5.3)	5.4	12.7
Economic net income (controlling interest)	$159.4	$152.1	$498.5	$433.0
Average shares outstanding (diluted)	50.4	46.5	51.1	47.2
Stock options and restricted stock units	—	—	0.0	—
Average shares outstanding (adjusted diluted)	50.4	46.5	51.1	47.2
Economic earnings per share	$3.16	$3.27	$9.75	$9.17
___________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(2)Other economic items includes non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements), tax windfalls and shortfalls from share-based compensation and certain Affiliate equity expenses. Beginning with the first quarter of 2020, other economic items also includes gains and losses on general partner and seed capital investments. These changes were made to improve the comparability of performance between periods. Prior periods have not been revised as the amounts were not significant. For the three and nine months ended September 30, 2019 and 2020, other economic items were net of income tax expense (benefit) of $0.3 million and $0.7 million, respectively, and $2.3 million and $(0.8) million, respectively.
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

Cash and cash equivalents were $929.4 million as of September 30, 2020 and were attributable to both the controlling and non-controlling interests. In the nine months ended September 30, 2020, we met our cash requirements through cash generated by operating activities. Our principal uses of cash during the nine months ended September 30, 2020 were, and for the foreseeable future are expected to be, for investments in new Affiliates, investments in existing Affiliates primarily through repurchases of Affiliate equity interests, repayment of debt, the return of capital through share repurchases and the payment of cash dividends on our common stock, distributions to Affiliate equity holders, and general working capital purposes.

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

The following table presents operating, investing and financing cash flow activities:

	For the Nine Months Ended September 30,
(in millions)	2019	2020
Operating cash flow	$616.6	$626.8
Investing cash flow	(139.9)	(8.0)
Financing cash flow	(634.2)	(221.5)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.

For the nine months ended September 30, 2020, Cash flows from operating activities were $626.8 million, primarily from Net income adjusted for non-cash items of $571.7 million and Distributions of earnings received from equity method investments of $197.2 million. These items were partially offset by timing differences in the cash settlement of assets and liabilities of $136.2 million, primarily due to the payment of incentive compensation. For the nine months ended September 30, 2020, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the nine months ended September 30, 2020, Cash flows from investing activities were $8.0 million, primarily due to the purchases of fixed assets of $6.8 million.
Financing Cash Flow
For the nine months ended September 30, 2020, Cash flows used in financing activities were $221.5 million, primarily due to $249.1 million of distributions to non-controlling interests, $232.5 million of Affiliate equity repurchases, net of issuances, the return of $229.3 million of capital to shareholders through share repurchases and dividends on our common stock, and a $100.0 million paydown of our term loan. Cash flows used in financing activities was partially offset by the receipt of $349.8 million of proceeds from the issuance of 2030 senior notes and $275.0 million of proceeds from the issuance of our junior subordinated notes with a maturity date of September 30, 2060 (the “2060 junior subordinated notes”).
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
As of September 30, 2020, our current redemption value of $652.0 million for these interests (including $25.5 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $232.5 million for Affiliate equity repurchases, net of issuances during the nine months ended September 30, 2020, and we expect net repurchases of approximately $65 million of Affiliate equity during the remainder of 2020. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity. See Notes 13 and 14 of our Consolidated Financial Statements.

Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2019 and January 2019 to repurchase up to 6.0 million and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. During the three and nine months ended September 30, 2020, we repurchased 1.3 million and 2.8 million shares, respectively, of our common stock, at an average price per share of $67.82 and $72.22, respectively. As of September 30, 2020, we had repurchased all of the shares of the January 2019 authorized amount, and there were a total of 4.1 million shares available for repurchase under our October 2019 share repurchase program.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 5 of our Consolidated Financial Statements:

(in millions)	December 31, 2019	September 30, 2020
Senior bank debt	$450.0	$350.0
Senior notes	746.8	1,097.2
Junior convertible securities	315.4	317.7
Junior subordinated notes	290.7	565.7

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

As of September 30, 2020, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
In the second quarter of 2020, we issued $350.0 million of senior unsecured notes with a maturity date of June 15, 2030. The 2030 senior notes bear interest at a fixed rate of 3.3% per annum. Interest is payable semi-annually, and we have the right to redeem the 2030 senior notes at any time, in whole or in part, at a make-whole redemption price plus accrued and unpaid interest. In addition to customary event of default provisions, the indenture governing the 2030 senior notes limits our ability to consolidate, merge or sell all or substantially all of our assets and requires us to make an offer to repurchase the 2030 senior notes upon certain change of control triggering events.
In the second quarter of 2020, we used $250.0 million of the net proceeds from the 2030 senior notes to repay all of the outstanding indebtedness under our revolver, and $100.0 million of the remaining net proceeds to repay a portion of the outstanding indebtedness under the term loan.
Junior Subordinated Notes
In September 2020, we issued $275.0 million of junior subordinated notes. The 2060 junior subordinated notes bear interest at a fixed rate of 4.750% per annum. Interest is payable quarterly, commencing on December 30, 2020, and we have the right to defer interest payments in accordance with the terms of the notes. The 2060 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of our current and future senior indebtedness. On or after September 30, 2025, at our option, the 2060 junior subordinated notes may be redeemed in whole or in part, at 100% of the principal amount, plus any accrued and unpaid interest. Prior to September 30, 2025, at our option, the 2060 junior subordinated notes may be redeemed in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the 2060 junior subordinated notes.

We intend to use the net proceeds from the 2060 junior subordinated notes for general corporate purposes, which may include the repayment of indebtedness, share repurchases and investments in new and existing boutique investment management firms.

Equity Distribution Program

We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of September 30, 2020, no sales had occurred under the equity distribution program.
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
Commitments
See Note 7 of our Consolidated Financial Statements.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2020. Contractual debt obligations include the cash payment of fixed interest.

		Payments Due
(in millions)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Contractual Obligations
Senior bank debt	$350.0	$—	$—	$350.0	$—
Senior notes	1,336.6	6.1	81.6	473.1	775.8
Junior convertible securities	813.5	5.5	44.4	44.4	719.2
Junior subordinated notes	1,776.5	8.0	61.4	61.4	1,645.7
Leases(1)	228.6	10.8	75.6	56.2	86.0
Affiliate equity repurchase obligations(2)	69.9	64.7	5.2	—	—
Other obligations(3)	73.7	35.0	38.7	—	—
Total contractual obligations	$4,648.8	$130.1	$306.9	$985.1	$3,226.7
Contingent Obligations
Contingent payment arrangements(4)	$52.5	$—	$40.0	$12.5	$—
___________________________
(1)The total controlling interest portion is $50.4 million ($3.2 million through 2020, $22.1 million in 2021-2022, $16.5 million in 2023-2024 and $8.6 million thereafter).
(2)Affiliate equity repurchase obligations represent the fair value of obligations put to us and outstanding as of September 30, 2020.
(3)Other obligations represent obligations to make investments in an Affiliate and for liabilities at certain consolidated Affiliates as of September 30, 2020.
(4)Contingent payment arrangements represent the expected settlement amounts. The maximum contingent obligation that may become payable is $150.0 million in 2021, $77.5 million in 2022 and $62.5 million from 2023 through 2025.

The table above does not include liabilities for commitments to co-invest in certain Affiliate sponsored investment products or uncertain tax positions of $129.4 million and $61.7 million, respectively. This table also does not include potential obligations relating to our derivative financial instruments. See Note 6 of our Consolidated Financial Statements. These items are excluded as we cannot predict the timing of when such obligations will be paid.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2019 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended September 30, 2020. Please refer to Item 7A of our 2019 Annual Report on Form 10-K.
Item 4.Controls and Procedures
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
PART II—OTHER INFORMATION
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
July 1-31, 2020(3)	108,173	$71.61	108,173	$71.61	5,277,444
August 1-31, 2020	297,805	70.16	297,805	70.16	4,979,639
September 1-30, 2020	911,085	66.61	906,085	66.60	4,073,554
Total	1,317,063	67.82	1,312,063	67.82
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions, if any. Also includes 5,000 shares purchased in open market transactions by the President and Chief Executive Officer of the Company, which were previously disclosed on a Form 4 filed with the Securities and Exchange Commission.
(2)Our Board of Directors authorized share repurchase programs in October 2019 and January 2019 to repurchase up to 6.0 million and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of derivative financial instruments and accelerated share repurchase programs. As of September 30, 2020, we had repurchased all of the shares of the January 2019 authorized amount, and there were a total of 4.1 million shares available for repurchase under our October 2019 share repurchase program.
(3)Includes 0.1 million shares delivered upon completion of a $15.0 million accelerated share repurchase program entered into in June 2020 and completed in July 2020, under which we repurchased a total of 0.2 million shares of our common stock at an average price of $72.00 per share.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture for Junior Subordinated Notes between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, dated as of March 27, 2019 (incorporated by reference to Exhibit 4.1 to Affiliated Managers Group, Inc.’s Form 8-K, dated March 27, 2019).

4.2
Second Supplemental Indenture, dated as of September 23, 2020, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to Exhibit 4.2 to Affiliated Managers Group, Inc.’s Form 8-K, dated September 23, 2020).

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2020 and 2019, (iii) the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Equity for the three- and nine-month periods ended September 30, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
October 30, 2020	/s/ THOMAS M. WOJCIK
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